Form 10-Q
period 2003-06-30
MAGUIRE PROPERTIES INC
filed 2003-08-13
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

Commission file number 1-31717

MAGUIRE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3692625

(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

555 West Fifth Street, Suite 5000,	90013-1010

Los Angeles, CA

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code (213) 626-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2003

Common Stock, $.01 par value per share	42,645,711

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
CONSOLIDATED AND COMBINED BALANCE SHEETS
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON 8-K
SIGNATURES
EX-1.1
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

		PAGE NO.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated and Combined Financial Statements

	Consolidated and Combined Balance Sheets for the Company as of June 30, 2003 (Unaudited) and for the Maguire Properties Predecessor as of December 31, 2002	1

	Consolidated and Combined Statements of Operations for the Company for the period from June 27, 2003 through June 30, 2003, and for the Maguire Properties Predecessor for the period from April 1, 2003 through June 26, 2003 and for the three months ended June 30, 2002 (Unaudited)	2

	Consolidated and Combined Statements of Operations for the Company for the period from June 27, 2003 through June 30, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and for the six months ended June 30, 2002 (Unaudited)	3

	Consolidated and Combined Statements of Comprehensive Loss for the Company for the period from June 27, 2003 through June 30, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and for the six months ended June 30, 2002 (Unaudited)	4

	Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (Unaudited)	5

	Notes to Consolidated and Combined Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	23

ITEM 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 2.	Changes in Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	29

		PAGE NO.

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits and Reports on 8-K	29
Signatures		33
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands)

	THE
	COMPANY	THE PREDECESSOR

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Investments in real estate:
Land	$158,138	$77,504
Buildings and improvements	1,097,500	486,088
Tenant improvements	110,002	63,951
Furniture, fixtures, and equipment	5,111	4,704

	1,370,751	632,247
Less: accumulated depreciation and amortization	(103,224)	(82,863)

Net investments in real estate	1,267,527	549,384
Cash and cash equivalents	49,321	2,976
Restricted cash	45,967	24,307
Rents and other receivables, net	4,276	2,235
Deferred rents	11,484	9,687
Due from affiliates	757	5,194
Deferred leasing costs, net	50,028	11,265
Deferred loan costs, net	18,199	6,714
Acquired above market leases, net	14,090	—
Other assets	2,750	10,277

Total assets	$1,464,399	$622,039

LIABILITIES AND STOCKHOLDERS’ EQUITY AND OWNERS’ DEFICIT
Mortgage loans	$955,000	$553,000
Other secured loans	30,000	105,038
Losses and distributions in excess of investments in real estate entities and loans payable to such entities	16,172	78,609
Accounts payable and other liabilities	64,941	33,078
Capital lease payable	7,066	2,350
Acquired lease obligations	39,380	4,099
Accrued interest payable	1,079	5,033

Total liabilities	1,113,638	781,207
Minority deficit	—	(12,889)
Minority interests	80,097	—
Stockholders’ equity and owners’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 37,169,211 shares issued and outstanding	372	—
Additional paid in capital	321,561	—
Unearned compensation	(5,997)	—
Accumulated deficit	(46,242)	—
Accumulated other comprehensive income, net	970	—
Owners’ deficit	—	(146,279)

Total stockholders’ equity and owners’ deficit	270,664	(146,279)

Total liabilities and stockholders’ equity and owners’ deficit	$1,464,399	$622,039

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THE	THE	THE
	COMPANY	PREDECESSOR	PREDECESSOR

	Period June 27, 2003	Period April 1, 2003	Three months ended
	through June 30, 2003	through June 26, 2003	June 30, 2002

Revenues:
Rental	$1,306	$14,385	$9,816
Tenant reimbursements	576	5,452	3,854
Hotel operations	175	4,250	5,036
Parking	227	2,597	1,589
Management, leasing, and development services to affiliates	21	861	1,669
Interest and other	2,336	452	73

Total revenues	4,641	27,997	22,037

Expenses:
Rental property operating and maintenance	610	5,668	3,395
Hotel operating and maintenance	143	3,152	3,529
Real estate taxes	144	1,558	907
General and administrative	14,183	4,596	3,300
Depreciation and amortization	404	5,876	3,662
Interest	840	12,756	8,551
Loss on extinguishment of debt	44,329	6,667	—
Other	3,920	7,918	92

Total expenses	64,573	48,191	23,436

Loss before equity in net income (loss) of real estate entities and minority interests	(59,932)	(20,194)	(1,399)
Equity in net income (loss) of real estate entities	6	754	(242)

Loss before minority interests	(59,926)	(19,440)	(1,641)
Minority interests	(13,684)	131	(182)

Net loss	$(46,242)	$(19,571)	$(1,459)

Basic and diluted loss per share	$(1.25)

Weighted-average common shares outstanding – basic and diluted	36,853,421

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THE	THE	THE
	COMPANY	PREDECESSOR	PREDECESSOR

	Period June 27, 2003	Period January 1, 2003	Six months ended
	through June 30, 2003	through June 26, 2003	June 30, 2002

Revenues:
Rental	$1,306	$28,783	$19,374
Tenant reimbursements	576	12,731	7,572
Hotel operations	175	8,738	10,485
Parking	227	5,637	3,161
Management, leasing, and development services to affiliates	21	2,349	3,341
Interest and other	2,336	897	377

Total revenues	4,641	59,135	44,310

Expenses:
Rental property operating and maintenance	610	12,280	6,369
Hotel operating and maintenance	143	6,657	7,083
Real estate taxes	144	3,133	1,937
General and administrative	14,183	8,618	7,786
Depreciation and amortization	404	11,387	7,256
Interest	840	24,853	17,429
Loss on extinguishment of debt	44,329	6,667	—
Other	3,920	8,062	312

Total expenses	64,573	81,657	48,172

Loss before equity in net income (loss) of real estate entities and minority interests	(59,932)	(22,522)	(3,862)
Equity in net income (loss) of real estate entities	6	1,648	(518)

Loss before minority interests	(59,926)	(20,874)	(4,380)
Minority interests	(13,684)	275	(338)

Net loss	$(46,242)	$(21,149)	$(4,042)

Basic and diluted loss per share	$(1.25)

Weighted-average common shares outstanding – basic and diluted	36,853,421

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF
COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	THE COMPANY	THE PREDECESSOR
			THE PREDECESSOR
	Period from	Period from
	June 27, 2003	January 1, 2003	Six months ended
	through June 30, 2003	through June 26, 2003	June 30, 2002

Net loss	$(46,242)	$(21,149)	$(4,042)
Other comprehensive income — unrealized
Increase in fair value of interest rate swap agreements	1,257	—	—
Minority interests in increase in fair value of interest rate swap agreements	(287)	—	—

Comprehensive net loss	$(45,272)	$(21,149)	$(4,042)

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$(67,391)	$(4,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interests	(13,409)	(338)
Equity in net (income) loss of real estate entities	(1,654)	518
Distributions received from real estate entities	1,458	632
Depreciation and amortization	11,791	7,256
Write-off of capitalized costs related to terminated lease	1,800	—
Revenue recognized related to acquired lease obligations, net	(811)	—
Compensation expense for restricted stock awards	6,522	—
Write-off of unamortized loan costs upon extinguishment of debt	7,291	—
Loss on extinguishment of debt applied to loan premiums	(29,124)	—
Amortization of loan costs	3,668	3,174
Change in fair value of interest rate caps	299	190
Write-off of related party receivables	3,108	—
Changes in assets and liabilities:
Rents and other receivables	94	(1,887)
Deferred rents	(1,183)	(1,331)
Deferred leasing costs	(567)	(561)
Other assets	591	(722)
Accounts payable and other liabilities	(4,933)	(479)
Accrued interest payable	(5,075)	369

Net cash provided by (used in) operating activities	(87,525)	2,779

Cash flows from investing activities:
Expenditures for improvements to real estate	(2,903)	(633)
Purchases of interests in real estate entities	(310,948)	—
Contributions to real estate entities	—	(16)
Change in restricted cash	7,569	(375)

Net cash used in investing activities	(306,282)	(1,024)

Cash flows from financing activities:
Proceeds from equity offering	693,690	—
Payment of offering costs	(65,336)	(737)
Payment of loan costs	(17,755)	—
Proceeds from mortgage loans	760,000	—
Principal payments on mortgage loans	(677,107)	—
Proceeds from other secured loans	107,000	4,000
Principal payments on other secured loans	(291,532)	(18,799)
Proceeds from real estate entities	—	34,789
Contributions from owners of predecessor	1,524	442
Distributions to owners of predecessor	(70,339)	(19,050)
Proceeds from employees for restricted stock	7	—

Net cash provided by financing activities	440,152	645

Net increase in cash and cash equivalents	46,345	2,400
Cash and cash equivalents at beginning of period	2,976	2,119

Cash and cash equivalents at end of period	$49,321	$4,519

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,614	$13,504
Supplementary disclosure of noncash investing and financing activities:
Consolidation of the accounts of US Bank Tower and Wells Fargo Tower as a result of purchasing controlling interests:
Losses and distributions in excess of investments in real estate entities	61,620	—
Investments in real estate	605,678	—
Restricted cash	29,229	—
Acquired above market leases	9,182	—
Deferred loan costs	32,819	—
Mortgage loans, including loan premiums of $29,124	(457,725)	—
Acquired lease obligations	(27,520)	—
Other, net	(28,529)	—

Cash paid to acquire the interests	224,754	—

Increase in investments in real estate and additional paid in capital for fair value of operating partnership units granted to minority owners of the Predecessor	14,700	—
Increase in investments in real estate and reversal of minority deficit related to acquisition of the minority interests in a combined real estate entity	12,615	—
Reclassification of owners’ deficit to additional paid in capital	(236,243)	—
Accrual for real estate improvements	12,266	—
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	93,781	—
Accrual for offering costs (reclassification to stockholders’ equity)	(5,849)	1,907
Settlement of loan:
Investments in real estate	—	(5,761)
Other assets	—	2,527
Other secured loans	—	3,000
Accrued interest	—	234

	—	—

Record non cash purchase accounting entries for acquisition of other interests in real estate entities:
Investments in real estate	564	—
Acquired above market leases	4,004	—
Deferred lease costs	4,004	—
Acquired lease obligation	(8,572)	—

	—	—

See accompanying notes to consolidated and combined financial statement

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

     The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P., (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, including Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively the “Services Companies”), we own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California consisting primarily of office properties, related parking garages and a hotel.

     We were formed to succeed to certain businesses of the Maguire Properties predecessor, (the “Predecessor”), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, a nationally recognized owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and the Operating Partnership was formed, in Maryland on June 26, 2002, and the Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “Offering”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions that consolidated the ownership of our portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of the Predecessor, into the Operating Partnership and the Service Companies. From inception through June 27, 2003, neither we, the Operating Partnership nor the Service Companies had any operations.

     On June 27, 2003, we commenced operations after completing the Offering, which consisted of the sale of 36,510,000 shares of common stock at a price per share of $19.00, generating gross proceeds of approximately $693.7 million. The aggregate proceeds to our company, net of underwriters’ discount and offering costs, were approximately $624.4 million. On July 8, 2003, which was after the period covered by this report, we issued an additional 5,476,500 shares of common stock, and received an additional $97.6 million in net proceeds as a result of the exercise of the underwriters’ over-allotment option.

     Our operations are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of direct and indirect interests in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in the Operating Partnership (“Units”). The Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of June 30, 2003, our company held a 77.2% interest in the Operating Partnership (79.5% as of July 8, 2003).

     We intend to elect the status of and qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business (continued)

     Through the Operating Partnership we own or have an interest in a portfolio of 12 commercial real estate properties consisting of eight office properties with approximately 6.1 million net rentable square feet, a 350-room hotel with 266,000 square feet, and total on and off-site parking of approximately 3.1 million square feet, accommodating a capacity of over 10,500 vehicles and an undeveloped two-acre land parcel adjacent to an existing office property that we expect can support up to 300,000 net rentable square feet of office development. Through one of the Services Companies, we also manage and lease a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth area, for which we earn customary fees and incentive fees.

     Our portfolio is located in three Southern California markets — the Los Angeles Central Business District (the “LACBD”), the Tri-Cities area of Pasadena, Glendale and Burbank and the Cerritos submarket. Our portfolio includes four office properties in the prime Bunker Hill area of the LACBD — US Bank Tower, Gas Company Tower, KPMG Tower and Wells Fargo Tower — and three off-site parking garages. In the Tri-Cities, our portfolio includes an office property and the Westin Pasadena Hotel located at Plaza Las Fuentes in Pasadena, California, the Glendale Center office property in Glendale, California and a two-acre land parcel adjacent to the Glendale Center. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the AT&T Wireless Western Regional Headquarters.

     The Operating Partnership has also entered into option agreements with entities controlled by Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, under which we have the right to acquire a recently completed office property in Santa Monica, California with 91,000 net rentable square feet, an office property under development in the Tri-Cities that we expect to contain approximately 257,000 net rentable square feet upon completion and a 12.5% interest in an entity that owns two existing office buildings aggregating approximately 246,000 net rentable square feet and adjacent developable land, each in West Los Angeles, California. We have also committed to purchase the interests in Glendale Center that are currently held by a third party.

2. Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated and combined financial statements include all of the accounts of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests contributed to the Operating Partnership by Mr. Robert F. Maguire III, and entities majority owned by him in exchange for Units are reflected in the financial statements at their historical basis of accounting. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed and we expect to finalize such allocations by December 31, 2003. The combined financial statements of the Predecessor include interests in our properties and the property management, leasing, acquisition and real estate development business of Maguire Partners Development, Ltd. The real estate entities included in the consolidated and combined financial statements have been consolidated or combined only for the periods that such entities were under control by us or the Predecessor. The equity method of accounting is utilized to account for investments in real estate entities over which we or the Predecessor have significant

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.     Basis of Presentation and Summary of Significant Accounting Policies (continued)

influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. As of June 30, 2003, the equity method of accounting is used only for our investment in Glendale Center. All significant intercompany balances and transactions have been eliminated for the consolidated and combined financial statements.

     The accompanying interim financial statements are unaudited; but have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our company’s prospectus dated June 24, 2003 and the combined financial statements and notes thereto of the Predecessor included therein.

Income Taxes

     As a REIT, we will be permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

     We have elected to treat the Services Company as a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates.

Earnings per Share

     Earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the unvested restricted stock that has been granted and has been committed to be granted, all using the treasury stock method, are not dilutive and, therefore, such amounts are not presented.

Stock Options

     We apply the intrinsic value method in accounting for stock options issued under our incentive award plan. Accordingly, we did not record any compensation expense related to such options.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.     Basis of Presentation and Summary of Significant Accounting Policies (continued)

     The stock-based compensation cost that we would have recorded from June 27, 2003 to June 30, 2003, had we used the fair value method, would have been immaterial.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Minority Interests

     Minority interests relate to the interests in the Operating Partnership that are not owned by our company, which, at June 30, 2003, amounted to 22.8% (20.5% as of July 8, 2003). In conjunction with the formation of our company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right, commencing on or after August 27, 2004, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Upon consummation of the Offering, 22.8% of the carrying value of the net assets of the Operating Partnership was allocated to minority interests.

4. Debt

     A summary of our outstanding consolidated indebtedness as of June 30, 2003 is as follows:

		Principal Amount
	Interest Rate	(in thousands)	Maturity Date

US Bank Tower Mortgage	4.66%	$260,000	June 27, 2013
Gas Company Tower & 808 South Olive Garage:
Mortgage	LIBOR + 1.078%	250,000	June 27, 2007 [2]
Mezzanine	LIBOR + 5.509%[1]	30,000	June 27, 2008 [3]
Wells Fargo Tower Mortgage	4.68%	250,000	June 26, 2010
KPMG Tower Mortgage	LIBOR + 1.875%	195,000	August 31, 2005 [4]

		$985,000

[1]	The mezzanine loan is subject to a LIBOR floor of 2%.

[2]	A one-year extension is available.

[3]	The maturity date on the mezzanine loan is subject to acceleration to June 30, 2007 if the maturity of the Gas Company Tower is not extended.

[4]	Two one-year extensions are available.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. Debt (continued)

     We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Robert F. Maguire III, certain entities owned and controlled by Robert F. Maguire III and an entity controlled by certain former senior executives of Maguire Partners. As of June 30, 2003, $591.8 million of our debt is subject to such guarantees.

     The terms of our mortgage and mezzanine loans do not permit us to prepay the loans during the lockout periods, as defined. We are permitted to defease the US Bank Tower and Wells Fargo Tower mortgage loans. The Gas Company Tower and 808 South Olive Garage mortgage and mezzanine loans require a prepayment penalty of 5% of the outstanding loan balance should the loan be prepaid during the lockout period, and the KPMG Tower mortgage loan requires a prepayment penalty based on a formula described in the loan agreement.

     Certain mortgage and other secured loans aggregating $958.5 million were repaid in June 2003 concurrent with the Offering and resulted in prepayment penalties, exit fees and defeasance costs. Such costs along with the write off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt that was repaid, are presented as loss on extinguishment of debt in the accompanying statements of operations.

     The Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The credit facility provides for borrowings up to $100 million ($82 million is currently available to us) and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.00% depending on the Operating Partnership’s overall leverage. This credit facility matures in June 2006 with an option to extend the term for one year.

     The terms of our credit facility includes certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of June 30, 2003, we were in compliance with all such covenants.

5. Incentive Award Plan

     We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P., (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, the Operating Partnership and the Services Companies (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5.     Incentive Award Plan (continued)

rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock (343,421 were fully-vested) with an aggregate value of $12,525,000 were issued upon consummation of the Offering. In addition, we have committed to grant to certain officers no later than one year following the consummation of the Offering shares of restricted stock with an aggregate value of $5,000,000. We have also granted options to certain of our officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share.

6. Interest Rate Swap Agreements

     In connection with the Offering, we entered into interest rate swap agreements to fix the floating interest rate associated with the $250 million Gas Company Tower and 808 South Olive Garage mortgage loan and $72 million of the KPMG Tower mortgage loan. Net amounts received or paid under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate swap agreements is to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

     Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted by SFAS 138 and SFAS 149, establishes accounting and reporting standards for derivative instruments and for hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

     For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss), outside of earnings and subsequently recognized to earnings when the hedged transaction affects earnings. If the underlying floating rate loans were to be repaid prior to maturity, we would recognize into interest expense any unrecognized gain or loss at the time of such early repayment.

     Under SFAS 133, our interest rate swap agreements are classified as cash flow hedges with their fair value as of June 30, 2003 of approximately $1.3 million, reported in accumulated other comprehensive income on our consolidated balance sheet net of the minority interest share of $0.3 million. The estimated fair value of these interest rate swap agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair values may significantly change during the term of the agreements. If the underlying floating rate loans were to be repaid prior to maturity, we would recognize in interest expense any unamortized gain or loss at the time of such early repayment.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. Unconsolidated and Uncombined Real Estate Entities

     As of June 30, 2003, we have an indirect interest in the Glendale Center property, which is accounted for as an unconsolidated investment using the equity method of accounting. The Predecessor had indirect investments in the following properties, which were accounted for as uncombined investments using the equity method of accounting:

     US Bank Tower
     Wells Fargo Tower
     Glendale Center
     KPMG Tower (through September 13, 2002 when the third party interests were purchased)

Following is condensed, combined financial information related to these properties:

Balance Sheet Information
(in thousands)

	June 30, 2003	December 31, 2002

Investments in real estate	$35,849	$429,795
Other assets	18,670	112,050

Total assets	$54,519	$541,845

Loans payable	$37,000	$468,815
Other liabilities	12,665	43,197
Redeemable preferred equity	—	64,606
Equity (deficit)	4,854	(34,773)

Total liabilities and equity	$54,519	$541,845

Statements of Operations Information
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$25,924	$35,429	$57,577	$70,634
Expenses:
Operating and other expenses	10,314	14,146	24,329	27,237
Interest expense	9,998	16,450	20,248	28,747
Depreciation and amortization	7,514	6,685	12,473	12,930

Net income (loss)	(1,902)	(1,852)	527	1,720

Company/Predecessor’s share of net income (loss)	791	(648)	1,253	(1,311)
Elimination and other entries	(31)	406	401	793

Equity in net income (loss) of real estate entities	$760	$(242)	$1,654	$(518)

     Significant accounting policies used by the unconsolidated and uncombined real estate entities that own or owned these properties are similar to those used by us and the Predecessor.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. Segment Information

     We have two reportable segments, office and hotel. The components of the office segment include rental of office, retail and storage space to tenants, parking and other tenant services. The components of the hotel segment include rooms, food and beverage, and other services to hotel guests.

     Since we do not allocate investment in real estate between the hotel and the office portions of the Plaza Las Fuentes property, information related to investment in real estate, expenditures for investments in real estate, and depreciation and amortization is not available for the office and hotel segments.

     Set forth below is information related to the office segment for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue from office operations	$28,213	$17,001	$54,863	$33,825
Equity in net income (loss) of real estate entities	760	(242)	1,654	(518)
Interest expense	12,325	7,316	23,230	14,967

Our investment in real estate entities relates to the office segment.

Following is information related to the hotel segment for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue from hotel operations	$4,425	$5,036	$8,913	$10,485
Interest expense	1,271	1,235	2,463	2,462

9. Property Acquisitions

     Prior to or in connection with the Offering, we acquired a 100% interest in Cerritos Corporate Center Phase I and Phase II (June 27, 2003) from a third party for cash, and various additional interests in the existing properties in our portfolio including those in US Bank Tower (June 27, 2003), KPMG Tower (September 13, 2002) and Wells Fargo Tower (February 5, 2003 and June 27, 2003) and, in connection therewith, all of the existing debt was refinanced. The pro forma information is presented as if the interests in our properties had been acquired as of the first day of the periods presented. Additionally, to provide meaningful pro forma information related to acquisitions of real estate interests, we have included interest expense in the pro forma information presented below as if our debt structure in place upon the consummation of the Offering was in place as of the beginning of the periods presented. Included in the 2003 information presented below is the loss on extinguishment of debt totaling approximately $51.0 million and compensation expense of $14.2 million related to the consummation of the Offering; no pro forma adjustments have been made related to these expenses.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. Property Acquisitions (continued)

     The following table summarizes, on a pro forma basis, our combined results of operations for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 based on the assumptions described above (amounts in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Pro forma revenues	$53,774	$56,449	$115,748	$113,489
Pro forma net income (loss)	(66,543)	10,416	(55,134)	21,698
Pro forma earnings (loss) per common share-basic	(1.81)	0.28	(1.50)	0.59
Pro forma earnings (loss) per common share-diluted	(1.81)	0.28	(1.50)	0.59

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our company’s potential failure to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

     The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our prospectus dated June 24, 2003. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

     Our results of operations for the three month and six month periods ended June 30, 2003 and 2002 include the combination of the entities that own Plaza Las Fuentes and the Westin Pasadena Hotel, Gas Company Tower, 808 South Olive Garage and the property management, leasing and real estate development operations of Maguire Partners Development, Ltd. Through June 26, 2003, Wells Fargo Tower, US Bank Tower and Glendale Center were accounted for using the equity method of accounting. From June 27, 2003 to June 30, 2003, only Glendale Center has been accounted for using the equity method. On September 13, 2002, we acquired all of the third party interests in KPMG Tower. As a result, we have combined the entities owning KPMG Tower for the three and six-month periods ended June 30, 2003 and accounted for our investment in KPMG Tower using the equity method of accounting for the three and six-month periods ended June 30, 2002.

Results of Operations

  Comparison of Three Months ended June 30, 2003 to Three Months ended June 30, 2002

  Total Revenues

     Rental Revenues. Rental revenue increased $5.9 million, or 60.2%, to $15.7 million for the three months ended June 30, 2003 compared to $9.8 million for the three months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the three months ended June 30, 2003 and the consolidation of US Bank Tower and Wells Fargo Tower for the period June 27, 2003 to June 30, 2003.

     Tenant Reimbursements. Revenues from tenant reimbursements increased $2.1 million, or 53.8%, to $6.0 million for the three months ended June 30, 2003 compared to $3.9 million for the three months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the three months ended June 30, 2003.

     Hotel Operations. Revenues from hotel operations decreased $0.6 million, or 12.0%, to $4.4 million for the three months ended June 30, 2003 compared to $5.0 million for the three months ended June 30, 2002. The decrease was primarily due to lower occupancy and room rates as a result of reduced travel in general during the three months ended June 30, 2003 that was caused by the war with Iraq, and lower advance bookings by our former manager who was replaced when we converted from a Doubletree to Westin Hotel in late December 2002.

     Other Revenues. Other revenues is comprised of revenues from parking operations, revenues from management, leasing and development services, interest income and other miscellaneous revenues. Other revenues increased $3.2 million, or 97.0%, to $6.5 million for the three months ended June 30, 2003 compared to $3.3 million for the three months ended June 30, 2002. The increase was primarily due to increased parking revenue resulting from the combination of KPMG Tower for the three months ended June 30, 2003 and a $2.3 million lease termination fee from a former tenant at Gas Company Tower, which was earned on June 27, 2003.

  Total Expenses

     Rental Property Operating and Maintenance Expenses. Rental property operating and maintenance expenses increased $2.9 million, or 85.3%, to $6.3 million for the three months ended June 30, 2003 compared to $3.4 million for the three months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the three months ended June

30, 2003 and the consolidation of US Bank Tower and Wells Fargo Tower for the period June 27, 2003 to June 30, 2003.

     Hotel Operating and Maintenance Expenses. Hotel operating and maintenance expenses decreased $0.2 million, or 5.7%, to $3.3 million for the three months ended June 30, 2003 compared to $3.5 million for the three months ended June 30, 2002. The decrease was primarily due to decreased variable costs related to decreased occupancy, offset by increased costs related to the Westin transition.

     Real Estate Taxes. Real estate taxes increased $0.8 million, or 88.9%, to $1.7 million for the three months ended June 30, 2003 compared to $0.9 million for the three months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the three months ended June 30, 2003.

     General and Administrative Expenses. General and administrative expenses increased $15.5 million, or 469.7%, to $18.8 million for the three months ended June 30, 2003 compared to $3.3 million for the three months ended June 30, 2002. The increase was primarily due to compensation expense for $6.5 million of fully-vested restricted stock issued to certain employees, $6.5 million cash paid to those employees for their related tax obligations and a $1.0 million bonus paid to a former employee, all as a result of the completion of the initial public offering of common stock (the “Offering”). The remaining increase was primarily due to the combination of KPMG Tower for the three months ended June 30, 2003.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.6 million, or 70.3%, to $6.3 million for the three months ended June 30, 2003 compared to $3.7 million for the three months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the three months ended June 30, 2003.

     Interest Expense. Interest expense increased $5.0 million, or 58.1%, to $13.6 million for the three months ended June 30, 2003 compared to $8.6 million for the three months ended June 30, 2002. The increase was due in part to the combination of KPMG Tower for the three months ended June 30, 2003 and the combination of US Bank Tower and Wells Fargo Tower for the period June 27, 2003 to June 30, 2003. The increase also resulted from the $64.3 million reverse purchase agreement obtained on February 5, 2003 in connection with purchasing additional interests in Wells Fargo Tower, partially offset by decreases in interest expense resulting from reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

     Loss on Extinguishment of Debt. Loss on extinguishment of debt is $51.0 million for the three months ended June 30, 2003. This is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, when certain mortgages and other loans were repaid upon completion of the Offering.

     Other Expenses. Other expenses increased $11.7 million to $11.8 million for the three months ended June 30, 2003 compared to $0.1 million for the three months ended June 30, 2002. The increase was primarily due to the $5.0 million net cost related to purchasing of options on forward starting swaps, or swaptions, which were purchased prior to the Offering as a hedge against interest rate movements on debt we incurred upon consummation of the Offering, accrued transfer taxes of $1.2 million related to the Offering, write-off of $1.8 million of capitalized costs relating to a terminated lease, and the $3.0 million write-off of amounts due from an excluded property.

     Equity in Net Income (Loss) of Real Estate Entities. Equity in net income (loss) of uncombined real estate entities increased $1.0 million to $0.8 million for the three months ended June 30, 2003 compared to $(0.2) million for the three months ended June 30, 2002. The increase was due to the net loss in KPMG Tower as an uncombined real estate affiliate for the three months ended June 30, 2002; for the three months ended June 30, 2003 KPMG Tower was combined. Additionally, we also recorded a larger share of net income on Wells Fargo Tower resulting from acquiring additional interests in the property on February 5, 2003, and Glendale Center experienced a net loss resulting from a change in estimate related to tenant participation rights resulting from the expected purchase of such rights.

     Minority Interests. Minority interests decreased $12.9 million, to $(13.1) million for the three months ended June 30, 2003 compared to $(0.2) million for the three months ended June 30, 2002, as a result of allocating 22.8% of the consolidated results of operations to the limited partner unit holders of the Operating Partnership beginning June 27, 2003 upon consummation of the Offering.

  Comparison of Six Months ended June 30, 2003 to Six Months ended June 30, 2002

  Total Revenues

     Rental Revenues. Rental revenue increased $10.7 million, or 55.2%, to $30.1 million for the six months ended June 30, 2003 compared to $19.4 million for the six months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the six months ended June 30, 2003 and the consolidation of US Bank Tower and Wells Fargo Tower for the period June 27, 2003 to June 30, 2003.

     Tenant Reimbursements. Revenues from tenant reimbursements increased $5.7 million, or 75.0%, to $13.3 million for the six months ended June 30, 2003 compared to $7.6 million for the six months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the six months ended June 30, 2003.

     Hotel Operations. Revenues from hotel operations decreased $1.6 million, or 15.2%, to $8.9 million for the six months ended June 30, 2003 compared to $10.5 million for the six months ended June 30, 2002. The decrease was primarily due to lower occupancy and lower room rates. Occupancy also decreased in part due to several well-attended local events during the six months ended June 30, 2002 that did not recur during the six months ended June 30, 2003. Occupancy also decreased in part as a result of reduced travel in general during the six months ended June 30, 2003 due to the expectation of war with Iraq and, beginning March 19, 2003, the outbreak of war with Iraq, as well as lower advance bookings by our former manager who was replaced when we converted from a Doubletree to Westin Hotel in late December 2002.

     Other Revenues. Other revenues is comprised of revenues from parking operations, revenues from management, leasing and development services, interest income and other miscellaneous revenues. Other revenues increased $4.6 million, or 66.7%, to $11.5 million for the six months ended June 30, 2003 compared to $6.9 million for the six months ended June 30, 2002. The increase was primarily due to an increase in parking revenue resulting from the combination of KPMG Tower for the six months ended June 30, 2003 and a $2.3 million lease termination fee received from a former tenant at Gas Company Tower, which was earned on June 27, 2003.

  Total Expenses

     Rental Property Operating and Maintenance Expenses. Rental property operating and maintenance expenses increased $6.5 million, or 101.6%, to $12.9 million for the six months ended June 30, 2003 compared to $6.4 million for the six months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the six months ended June 30, 2003 and the consolidation of US Bank Tower and Wells Fargo Tower for the period June 27, 2003 to June 30, 2003.

     Hotel Operating and Maintenance Expenses. Hotel operating and maintenance expenses decreased $0.3 million, or 4.2%, to $6.8 million for the six months ended June 30, 2003 compared to $7.1 million for the six months ended June 30, 2002. The decrease was primarily due to decreased variable costs related to decreased occupancy offset by increased costs related to the Westin transition.

     Real Estate Taxes. Real estate taxes increased $1.4 million, or 73.7%, to $3.3 million for the six months ended June 30, 2003 compared to $1.9 million for the six months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the six months ended June 30, 2003.

     General and Administrative Expenses. General and administrative expenses increased $15.0 million, or 192.3%, to $22.8 million for the six months ended June 30, 2003 compared to $7.8 million for the six months ended June 30, 2002. The increase was primarily due to compensation expense for $6.5 million of fully-vested restricted stock issued to certain employees, $6.5 million cash paid to those employees for their related tax obligations and a $1.0 million bonus paid to a former employee, all as a result of the completion of the Offering. The remaining increase was primarily due to the combination of KPMG Tower for the six months ended June 30, 2003.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.5 million, or 61.6%, to $11.8 million for the six months ended June 30, 2003 compared to $7.3 million for the six months ended June 30, 2002. The increase was primarily due to the combination of KPMG Tower for the six months ended June 30, 2003.

     Interest Expense. Interest expense increased $8.3 million, or 47.7%, to $25.7 for the six months ended June 30, 2003 compared to $17.4 million for the six months ended June 30, 2002. The increase was due in part to the combination of KPMG Tower for the six months ended June 30, 2003 and the combination of US Bank Tower and Wells Fargo Tower for the period June 27, 2003 to June 30, 2003. The increase also resulted from the $64.3 million reverse purchase agreement obtained on February 5, 2003 in connection with purchasing additional interests in Wells Fargo Tower, partially offset by decreases in interest expense resulting from reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Loss on Extinguishment of Debt. Loss on extinguishment of debt is $51.0 million for the six months ended June 30, 2003. This is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, when certain mortgages and other loans were repaid upon completion of the Offering.

     Other Expenses. Other expenses increased $11.7 million, to $12.0 million for the six months ended June 30, 2003 compared to $0.3 million for the six months ended June 30, 2002. The increase was primarily due to the $5.0 million net cost of swaptions purchased prior to the Offering as a hedge against interest rate movements on debt we incurred upon consummation of the Offering, accrued transfer taxes of $1.2 million related to the Offering, write-off of $1.8 million of capitalized costs related to a terminated lease, and the $3.0 million write-off of amounts due from an excluded property.

     Equity in Net Income (Loss) of Real Estate Entities. Equity in net income (loss) of uncombined real estate entities increased $2.2 million, to $1.7 million for the six months ended June 30, 2003 compared to $(0.5) million for the six months ended June 30, 2002. The increase was primarily due to the net loss in KPMG Tower as an uncombined real estate affiliate for the six months ended June 30, 2002; for the six months ended June 30, 2003 KPMG Tower was combined. We also recorded a larger share of net income on Wells Fargo Tower resulting from acquiring additional interest in the property on February 5, 2003, and Glendale Center experienced a net loss resulting from a change in estimate related to tenant participation rights resulting from the expected purchase of such rights.

     Minority Interests. Minority interests decreased $12.7 million to $(13.0) million for the six months ended June 30, 2003 compared to $(0.3) million for the six months ended June 30, 2002, as a result of allocating 22.8% of the consolidated results of operations to the limited partner unit holders of the Operating Partnership beginning June 27, 2003 upon consummation of the Offering.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

     The Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The credit facility provides for borrowings up to $100 million ($82 million is currently available to us) and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.00% depending on the Operating Partnership’s overall leverage. This credit facility matures in June 2006 with an option to extend the term for one year.

     There has been no dividend declared to holders of record of the common stock for the period June 27, 2003 to June 30, 2003. We intend to pay a pro rata distribution from June 27, 2003 to September 30, 2003 based on a $0.40 per share for a full quarter.

     As of June 30, 2003, we had $95.3 million in cash and cash equivalents, including $46.0 million in restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by our mortgage loans and cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans.

     We expect to meet our short-term liquidity and capital requirements from existing unrestricted cash and cash equivalents and generally through net cash provided by operating activities and proceeds from our credit facility. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue and enhancing capital expenditures, tenant improvements and leasing commissions.

     We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through net cash provided by operations, and refinancing of existing indebtedness, potential sales of ownership interests in our existing properties and the issuance of long-term debt and equity securities.

Indebtedness

     At June 30, 2003, borrowings under our mortgage and other secured loans, (excluding our share of joint venture debt) represented 51.5% of our total market capitalization of $1.9 billion (based on a common stock price of $19.25 per share, the closing price of our common stock on the New York Stock Exchange (“NYSE”) on June 30, 2003). As of the closing on July 8, 2003 (which was after the period covered by this report) of our sale of additional shares as a result of the underwriters’ exercise of their over-allotment option, our borrowings represented 48.0% of our total market capitalization of $2.1 billion (based on a common stock price of $19.90 per share, the closing price of our common stock on the NYSE on July 8, 2003). Total market capitalization includes the value of our consolidated debt, common stock and Units, but excludes our share of joint venture debt.

     The table below summarizes our debt, at June 30, 2003 (in thousands).

Debt Summary:
Fixed rate	$510,000
Variable rate – hedged by interest rate swaps	322,000

Total fixed rate	832,000
Variable rate – unhedged	153,000

Total	$985,000

Percent of Total Debt:
Fixed rate	84.5%
Variable rate	15.5%

Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	4.21%
Variable rate — unhedged	4.04%
Effective interest rate	4.18%

     The variable rate debt shown above bears interest at an interest rate based on 30 day LIBOR. The debt on our wholly-owned properties at June 30, 2003 had a weighted average term to initial maturity of approximately 6.0 years (approximately 6.7 years assuming exercise of extension options).

Cash Flows

  Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

     Cash and cash equivalents were $49.3 million and $4.5 million, respectively, at June 30, 2003 and 2002.

     Net cash provided by (used in) operating activities decreased $84.7 million to $(87.5) million for the six months ended June 30, 2003 compared to $2.8 million for the six months ended June 30, 2002. The decrease was primarily due to $72.8 million of prepayment penalties, exit fees and defeasance costs paid to extinguish debt, of which only $51.0 million is included in the net loss for the six months ended June 30, 2003 as $29.1 million of the costs were offset against loan premiums recorded as purchase accounting entries and $7.3 million of unamortized loan costs were expensed as a component of the loss on extinguishment.

     Net cash used in investing activities increased $305.3 million to $(306.3) million for the six months ended June 30, 2003 compared to $(1.0) million for the six months ended June 30, 2002. The increase was primarily due to $310.9 million paid to acquire interests in real estate entities, primarily comprised of our purchase of Cerritos Corporate Center Phases I and II for $79.0 million and our purchase of additional interests in our existing properties including US Bank Tower for $86.0 million and Wells Fargo Tower for $138.8 million.

     Net cash provided by financing activities increased $439.6 million to $440.2 million for the six months ended June 30, 2003 compared to $0.6 million for the six months ended June 30, 2002. The increase was primarily due to the net proceeds received from the sale of our stock on June 27, 2003 offset by the net reduction in outstanding debt, the increase in the net distributions paid to owners of the Predecessor and the decrease in proceeds received from real estate entities during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Inflation

     Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. Our hotel property is able to change room rates on a daily basis, so the impact of higher inflation can often be passed on to customers. However, a weak economic environment may restrict our ability to raise room rates to offset rising costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

     As of June 30, 2003, we had outstanding approximately $985.0 million of consolidated debt, of which approximately $475.0 million, or 48.2% of our total consolidated debt, was variable rate debt. With respect to the $475.0 million principal amount of the variable rate debt, we have entered into two four-year interest rate swap agreements in the amount of $250.0 million and $72.0 million, to effectively fix the index (LIBOR) portion of the interest rates at approximately 2.17% and 2.41%, respectively. As a result, as of June 30, 2003, approximately 84.5% of our total indebtedness was subject to fixed interest rates for a minimum of four years.

     As of June 30, 2003, the carrying amount of the effective fixed rate debt was a reasonable estimate of its fair value.

     If, after consideration of the interest rate swaps described above, LIBOR were to increase by 10%, or approximately 11 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. If LIBOR were to increase by 10%, the fair value of our $510.0 million principal amount of outstanding fixed rate debt would decrease by approximately $3.3 million and the fair market value of our swap agreements would increase by $1.3 million. If LIBOR were to decrease by 10%, or approximately 11 basis points, the decrease in interest expense on the unhedged variable rate debt would be approximately $0.2 million annually. If LIBOR were to decrease by 10%, the fair value of our $510.0 million principal amount of outstanding fixed rate debt would increase by approximately $3.3 million and the fair market value of our swap agreements would decrease by $1.3 million.

     Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

     The table below lists our principal derivative instruments, and their fair values as of June 30, 2003 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest rate swap	$250,000	2.17%	7/15/03	7/15/07	$1,424
Interest rate swap	72,000	2.41%	7/01/03	9/01/07	(167)

					1,257
Interest rate cap	232,000	6.00%	9/13/02	9/01/05	52
Interest rate cap	250,000	7.92%	7/15/03	7/16/07	610
Interest rate cap sold	250,000	7.92%	7/15/03	7/16/07	(610)
Interest rate cap	30,000	3.50%	7/15/03	7/16/07	505
Interest rate cap sold	30,000	3.50%	7/15/03	7/16/07	(505)

Total					$1,309

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed,

summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tax Litigation Matter

     We are facing a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that we paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS asserts that these costs should be treated as non-depreciable costs associated with the land. If the IRS’s view were to prevail in tax court, we would lose approximately $3.5 million in depreciation deductions in each of the next ten fiscal years. A trial and decision in the matter is expected sometime in 2003. Although an outcome cannot be predicted with any certainty, we intend to contest all asserted claims vigorously and we believe that we will not incur a material loss in connection with this matter.

Other Litigation or Claims

     In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we believe would have a material adverse effect or are material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c)  On June 27, 2003, concurrently with the consummation of the offering and as part of our formation transactions:

•	pursuant to the terms of a contribution agreement dated as of November 11, 2002 by and among us, Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, and eight entities that are directly or indirectly 100% beneficially owned by him, the Operating Partnership issued to Mr. Maguire and such eight entities an aggregate of 10,197,392 Units, in exchange for their contribution of membership and partnership interests in certain property entities that we acquired in the formation transactions.

•	pursuant to the terms of a contribution agreement dated as of November 5, 2002 by and between us and Maguire Partners — Master Investments, LLC, an entity of which Mr. Maguire and Richard I. Gilchrist, our Co-Chief Executive Officer and President, own 55.0% and 10.0%, respectively, of the membership interests, the Operating Partnership issued to Maguire Partners — Master Investments, LLC an aggregate of 52,632 Units in exchange for its contribution of membership and partnership interests in certain property entities that we acquired in the formation transactions.

•	pursuant to the terms of contribution agreements dated as of November 11, 2002 by and between us and each of three other current and former officers who are not named executive officers, the Operating Partnership issued to such officers an aggregate of 688,848 Units in exchange for their respective contributions of membership and partnership interests in certain property entities that we acquired in the formation transactions.

•	pursuant to the terms of a contribution agreement dated as of November 8, 2002 by and between us and Philadelphia Plaza — Phase II, an entity unrelated to us, the Operating Partnership issued to Philadelphia Plaza — Phase II an aggregate of 60,526 Units in exchange for its contribution membership and partnership interests in certain property entities that we acquired in the formation transactions.

The issuance of such Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act. Each Unit is redeemable for cash equal to the then-current market value of one share of our common stock or, at our option, one share of our common stock, commencing 14 months following the consummation of the Offering.

     In addition, pursuant to the terms of employment agreements with certain of our officers and directors, upon consummation of the Offering on June 27, 2003, we issued an aggregate of 659,211 shares of restricted common stock against payment of the $0.01 per share par value thereof. Based upon the initial public offering price of our common stock of $19.00 per share, these shares of restricted stock had an aggregate value of $12,525,000. Specifically, we issued:

•	to Mr. Gilchrist, 460,526 shares of restricted common stock, 197,368 shares of which are fully vested with the remainder vesting in equal installments on each of the first five anniversaries of the date of the Offering.

•	to Dallas E. Lucas, our Executive Vice President and Chief Financial Officer, we issued 52,632 shares of restricted common stock which will vest in equal installments on each of the first three anniversaries of the date of the Offering.

•	to John A. Morales, our Senior Vice President – Leasing, we issued 26,316 shares of restricted common stock, all of which are fully vested.

•	to Mark T. Lammas, our Senior Vice President, General Counsel and Secretary, we issued 13,158 shares of restricted common stock, all of which are fully vested.

•	to four other officers who are not named executive officers, we issued an aggregate of 106,579 shares of restricted common stock, all of which are fully vested.

The issuance of such shares was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

     In addition, upon consummation of the Offering on June 27, 2003, we also granted options to purchase an aggregate of 530,000 shares of our common stock at an exercise price equal to our initial public offering price of $19.00 per share. All of these options were issued under our incentive award plan. We granted 500,000 of these options to Mr. Lucas pursuant to his employment agreement. Subject to Mr. Lucas’ continued employment, these options will vest on the third anniversary of the Offering. We granted the remaining 30,000 options to our outside directors, 7,500 options to each of Lawrence S. Kaplan, Caroline S. McBride, Andrea L. Van de Kamp and Walter L. Weisman. Subject to their continued service as directors of our company, the options granted to our outside directors will vest in equal installments on each of the first three anniversaries of the date of the Offering. The grant of such options to Mr. Lucas and our outside directors was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

(d)  On June 27, 2003, we consummated the initial public offering of our common stock, $0.01 par value per share. The joint book-running managers for the Offering were Credit Suisse First Boston LLC and Citigroup Global Markets Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-101170) on Form S-11 that was declared effective by the Securities and Exchange Commission on June 24, 2003. All 36,510,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $19.00 per share, generating gross proceeds of approximately $693.7 million. The net proceeds to us were approximately $624.4 million after deducting an aggregate of $50.1 million in underwriting discounts and commissions paid to the underwriters and $19.2 million in other expenses incurred in connection with the Offering. All of the shares of common stock were sold by us and there were no selling stockholders in the Offering. The Offering did not terminate until after the sale of all of the securities registered on the Registration Statement, which occurred on July 8, 2003 upon the closing of the sale to the underwriters of an additional 5,476,500 shares of our common stock as a result of the underwriters’ exercise of their over-allotment option, which was after the period covered by this report. The net proceeds from the sale of these additional shares totaled $97.6 million.

     We contributed the net proceeds from the Offering to the Operating Partnership. In addition, on or around the consummation of the Offering, certain of our subsidiaries entered into refinancing transactions pursuant to which:

•	our subsidiary that owns a fee simple interest in US Bank Tower borrowed $260 million under a mortgage loan from Greenwich Capital Financial Products, Inc., and paid approximately $4.2 million in origination fees and costs;

•	our subsidiaries that own fee simple interests in Gas Company Tower and 808 South Olive Garage borrowed $250 million under a mortgage loan with Bank of America, N.A. and $30 million under a mezzanine loan with Bank of America, N.A. and paid approximately $5.5 million in origination fees and costs; and

•	our subsidiary that owns a fee simple interest in Wells Fargo Tower borrowed $250 million under a mortgage loan comprised of multiple notes with Greenwich Capital Financial Products, Inc. and paid approximately $4.2 million in origination fees and costs.

In addition, the Operating Partnership entered into the $100 million secured line of credit described above, in the Liquidity and Capital Resources, of which $82 million was available for borrowing at June 30, 2003.

     The Operating Partnership subsequently used the proceeds received from us, the $776.1 million of net proceeds from the refinancing transactions and $38.8 million of restricted cash that was released upon consummation of the Offering as follows (all amounts approximate):

•	$958.5 million to repay certain mortgage, mezzanine, repurchase facility, and revolving indebtedness and the related accrued interest thereon;

•	$72.8 million for related prepayment penalties, exit fees and defeasance costs ($29.1 million of which was offset against loan premiums recorded in connection with purchase accounting entries);

•	$247.6 million paid to unaffiliated third parties to acquire properties or interests in properties in our portfolio, comprised of:

•	$75.2 million paid to a public REIT to acquire a 100% indirect leasehold interest in Cerritos Corporate Center Phase I and Phase II (does not include a $3.8 million deposit paid prior to the offering);

•	$79.1 million paid to an affiliate of Wells Fargo Bank, N.A., to acquire an additional 42% interest in Wells Fargo Tower;

•	$86.0 million to redeem a preferred equity interest in US Bank Tower held by an affiliate of Credit Suisse First Boston LLC; and

•	$7.3 million to be paid to third party holders of ownership interests in various property entities.

•	$15.6 million in cash bonuses, tax gross-ups and accrued compensation, including approximately $8.9 million to an employee who resigned in connection with the offering;

•	$35.2 million to fund tenant improvement and leasing commission reserves;

•	$5.8 million in miscellaneous contributed liabilities; and

•	$2.0 million in fees and costs for the $100 million secured credit facility.

We invested the remaining proceeds from the Offering and the refinancing transactions, and restricted cash released upon consummation of the Offering in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital, capital expenditures and reserves, tenant improvements, potential improvements to our hotel, and potentially to acquire properties.

     We may also use some or all of such remaining proceeds, together with other funds, including a portion of the net proceeds of our sale of 5,476,500 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option, which occurred after the period covered by this report, to purchase for $53.5 million from BankAmerica Realty Services, Inc. the additional interests in Glendale Center not owned by us, and to purchase from the Walt Disney Company a profit participation in the Glendale Center for $11 million, in each case as disclosed in our prospectus dated June 24, 2003 related to the Offering. We anticipate these purchases will be effected during the third quarter of 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits

1.1	Underwriting Agreement dated as of June 24, 2003 by and among Maguire Properties, Inc. and the underwriters named therein.

3.1	Articles of Amendment and Restatement of Maguire Properties, Inc.

3.2	Amended and Restated Bylaws of Maguire Properties, Inc.

10.1	Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.

10.2	Registration Rights Agreement dated as of June 27, 2003 by and among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein.

10.3	Registration Rights Agreement dated as of June 27, 2003 by and among Maguire Properties, Inc., Maguire Properties, L.P., Option Entities and ROFO Entities.

10.4	Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties, L.P. and Maguire Properties Services, Inc.

10.5	Noncompetition Agreement dated as of June 27, 2003 by and among Maguire Properties, Inc. and Robert F. Maguire III.

10.6	Noncompetition Agreement dated as of June 27, 2003 by and among Maguire Properties, Inc. and Richard I. Gilchrist.

10.7	Revolving Credit Facility.

10.8	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 26, 2003 by and among Library Square Associates, LLC, as borrower, Commonwealth Title Company, as trustee, and Greenwich Capital Financial Products, Inc., as lender, Cash Management Agreement dated as of June 26, 2003 by and among Library Square Associates, LLC, Maguire Properties, L.P., Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association and Substitute Promissory Notes A-1 and A-2 dated as of June 26, 2003 by and between Library Square Associates, LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender.

10.9	Loan Agreement dated as of June 27, 2003 by and among Bank of America, N.A., as lender, and Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 808 S. Olive, LLC, as borrowers.

10.10	Mezzanine Loan Agreement dated as of June 27, 2003 by and among Bank of America, N.A., as lender, and Maguire Properties – 555 W. Fifth Mezzanine, LLC and Maguire Properties – 808 S. Olive Mezzanine, LLC, as borrowers.

10.11	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 26, 2003 by and among North Tower, LLC, as borrower, Commonwealth Title Company, as trustee, and Greenwich Capital Financial Products, Inc., as lender, Cash Management Agreement dated as of June 26, 2003 by and among North Tower, LLC, Maguire Properties, L.P., Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association and Substitute Promissory Notes A-1, A-2, B-1 and B-2 dated as of June 26, 2003 by and between North Tower, LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender.

10.12	Management and Leasing Subcontract dated as of June 27, 2003 by and between Maguire Partners – Glendale, LLC and Maguire Properties, L.P.

10.13	Property Management and Leasing Agreement (US Bank Tower) dated as of June 27, 2003 by and between Library Square Associates, LLC and Maguire Properties, L.P.

10.14	Property Management and Leasing Agreement (Gas Company Tower) dated as of June 27, 2003 by and between Maguire Properties – 555 W. Fifth, LLC and Maguire Properties, L.P.

10.15	Property Management and Leasing Agreement (808 South Olive) dated as of June 27, 2003 by and between Maguire Properties – 808 S. Olive, LLC and Maguire Properties, L.P.

10.16	Property Management and Leasing Agreement (Wells Fargo Tower) dated as of June 27, 2003 by and between North Tower, LLC and Maguire Properties, L.P.

10.17	Property Management and Leasing Agreement (KPMG Tower) dated as of June 27, 2003 by and between Maguire Partners – 355 S. Grand, LLC and Maguire Properties, L.P.

10.18	Property Management and Leasing Agreement (Plaza Las Fuentes) dated as of June 27, 2003 by and between Maguire Partners – Plaza Las Fuentes, LLC and Maguire Properties, L.P.

10.19	Property Management and Leasing Agreement (Plaza Las Fuentes Phase II) dated as of June 27, 2003 by and between Maguire Partners – 385 Colorado, LLC and Maguire Properties, L.P.

10.20	Property Management and Leasing Agreement (Glendale Center – Phase II) dated as of June 27, 2003 by and between Maguire Partners – Glendale II, LLC and Maguire Properties, L.P.

10.21	Property Management and Leasing Agreement (1733 Ocean) dated as of June 27, 2003 by and between Maguire Partners – 1733 Ocean, LLC and Maguire Properties, L.P.

10.22	Property Management and Leasing Agreement (Solana) dated as of June 27, 2003 by and between Maguire Properties – Solana Services, L.P. and Maguire Partners – Solana Limited Partnership.

10.23	Property Management and Leasing Agreement (Solana Land) dated as of June 27, 2003 by and between Maguire Properties – Solana Services, L.P. and Maguire Partners – Solana Land, L.P.

10.24	Right of First Offer Agreement (Solana) dated as of June 27, 2003 by and among Maguire Properties, L.P., Maguire Partners – Solana Limited Partnership and Maguire Partners – Solana Land, L.P.

10.25	Services Agreement (Solana Marriott Hotel) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners – Solana Limited Partnership.

10.26	Services Agreement (17th and Grand) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Thomas Partners – 17th & Grand, Ltd.

10.27	Services Agreement (Development) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners Development, Ltd.

10.28	Services Agreement (740 S. Olive) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners – 740 Olive Street, L.P.

10.29	Purchase Agreement dated as of June 24, 2003 by and among Maguire Properties, L.P., RECP Library LLC, New BHE, LLC, Bunker Hill Equity, LLC, Maguire Partners BGHS, LLC and Maguire Partners – Hope Place, Ltd.

10.30	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III.

10.31	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Richard I. Gilchrist.

10.32	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Dallas E. Lucas.

10.33	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Javier F. Bitar.

10.34	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and John A. Morales.

10.35	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Mark T. Lammas.

10.36	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Peggy M. Moretti.

10.37	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Daniel F. Gifford.

10.38	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Timothy H. Walker.

10.39	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Andrea L. Van de Kamp.

10.40	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Walter L. Weisman.

10.41	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Lawrence S. Kaplan.

10.42	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Caroline S. McBride.

31	Certifications of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     In accordance with SEC Release 33-8212, the following exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

32	Certifications of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     The company furnished a Current Report on Form 8-K dated August 12, 2003 in connection with its second quarter 2003 earnings release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:          August 12, 2003

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III Robert F. Maguire III Chairman and Co-Chief Executive Officer

By:	/s/ Richard I. Gilchrist Richard I. Gilchrist Co-Chief Executive Officer and President

By:	/s/ Dallas E. Lucas Dallas E. Lucas Executive Vice President and Chief Financial Officer (Principal Financial Officer)