Form 10-Q
period 2003-09-30
MAGUIRE PROPERTIES INC
filed 2003-11-05
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From	to

Commission file number 1-31717

MAGUIRE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of Incorporation or organization)	04-3692625 (IRS employer identification number)

555 West Fifth Street, Suite 5000, Los Angeles, CA (Address of principal executive offices)	90013-1010 Zip Code

Registrant’s telephone number, including area code	(213) 626-3300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value per share	Outstanding at November 3, 2003 42,645,711

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PAGE NO.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated and Combined Financial Statements

Consolidated and Combined Balance Sheets for the Company as of September 30, 2003 (Unaudited) and for the Maguire Properties Predecessor as of December 31, 2002	1

Consolidated and Combined Statements of Operations for the Company for the three months ended September 30, 2003, and for the Maguire Properties Predecessor for the three months ended September 30, 2002 (Unaudited)	2

Consolidated and Combined Statements of Operations for the Company for the period from June 27, 2003 through September 30, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and for the nine months ended September 30, 2002 (Unaudited)	3

Consolidated and Combined Statements of Comprehensive Loss for the Company for the period from June 27, 2003 through September 30, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and for the nine months ended September 30, 2002 (Unaudited)	4

Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)	5

Notes to Consolidated and Combined Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	30

ITEM 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32

ITEM 1. Legal Proceedings	32

ITEM 2. Changes in Securities and Use of Proceeds	32

ITEM 3. Defaults Upon Senior Securities	34

PAGE NO.

ITEM 4. Submission of Matters to a Vote of Security Holders	34

ITEM 5. Other Information	34

ITEM 6. Exhibits and Reports on 8-K	35

Signatures	36

Certifications

PART I	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands)

	THE	THE
	COMPANY	PREDECESSOR

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Investments in real estate:
Land	$170,244	$77,504
Buildings and improvements	1,170,263	486,088
Tenant improvements	107,368	63,951
Furniture, fixtures, and equipment	5,174	4,704

	1,453,049	632,247
Less: accumulated depreciation and amortization	(116,540)	(82,863)

Net investments in real estate	1,336,509	549,384
Cash and cash equivalents	49,085	2,976
Restricted cash	43,833	24,307
Rents and other receivables, net	7,553	2,235
Deferred rents	13,402	9,687
Due from affiliates	2,265	5,194
Deferred leasing costs, net	68,140	11,265
Deferred loan costs, net	21,261	6,714
Acquired above market leases, net	13,532	—
Other assets	8,734	10,277

Total assets	$1,564,314	$622,039

LIABILITIES AND STOCKHOLDERS’ EQUITY AND OWNERS’ DEFICIT
Mortgage loans	$955,000	$553,000
Other secured loans	30,000	105,038
Losses and distributions in excess of investments in real estate entities and loans payable to such entities	—	78,609
Accounts payable and other liabilities	65,099	33,078
Dividends and distributions payable	22,402	—
Capital leases payable	6,804	2,350
Acquired lease obligations	42,855	4,099
Accrued interest payable	2,815	5,033

Total liabilities	1,124,975	781,207
Minority deficit	—	(12,889)
Minority interests	90,082	—
Stockholders’ equity and owners’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 42,645,711 shares issued and outstanding	426	—
Additional paid in capital	407,001	—
Unearned and accrued stock compensation	(5,389)	—
Accumulated deficit and dividends	(56,854)	—
Accumulated other comprehensive income, net	4,073	—
Owners’ deficit	—	(146,279)

Total stockholders’ equity and owners’ deficit	349,257	(146,279)

Total liabilities and stockholders’ equity and owners’ deficit	$1,564,314	$622,039

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THE	THE
	COMPANY	PREDECESSOR

	Three months ended	Three months ended
	September 30, 2003	September 30, 2002

Revenues:
Rental	$33,986	$10,741
Tenant reimbursements	16,070	5,139
Hotel operations	4,392	4,448
Parking	6,371	1,865
Management, leasing, and development services to affiliates	1,313	2,795
Interest and other	391	154

Total revenues	62,523	25,142

Expenses:
Rental property operating and maintenance	13,857	4,947
Hotel operating and maintenance	3,287	3,137
Real estate taxes	4,757	1,035
General and administrative	3,450	4,858
Depreciation and amortization	13,696	3,903
Interest	11,650	9,383
Loss from early extinguishment of debt	2,431	3,967
Other	286	470

Total expenses	53,414	31,700

Income (loss) before equity in net loss of real estate entities and minority interests	9,109	(6,558)

Equity in net loss of real estate entities	(31)	(237)

Income (loss) before minority interests	9,078	(6,795)
Minority interests	1,882	2

Net income (loss)	$7,196	$(6,797)

Basic earnings per share	$0.17

Diluted earnings per share	$0.17

Weighted-average common shares outstanding:
Basic	41,913,231

Diluted	41,974,245

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THE COMPANY	THE	THE
		PREDECESSOR	PREDECESSOR
	Period June 27, 2003
	through September 30,	Period January 1, 2003	Nine months ended
	2003	through June 26, 2003	September 30, 2002

Revenues:
Rental	$35,292	$28,732	$30,115
Tenant reimbursements	16,646	13,165	12,769
Hotel operations	4,567	8,738	14,933
Parking	6,598	5,637	5,026
Management, leasing, and development services to affiliates	1,334	2,349	6,136
Interest and other	2,727	124	168

Total revenues	67,164	58,745	69,147

Expenses:
Rental property operating and maintenance	14,467	11,941	11,011
Hotel operating and maintenance	3,430	6,784	10,373
Real estate taxes	4,901	3,006	2,819
General and administrative	17,633	9,080	12,644
Depreciation and amortization	14,100	11,387	11,159
Interest	12,490	24,853	26,812
Loss from early extinguishment of debt	46,760	6,667	3,967
Other	4,206	7,549	782

Total expenses	117,987	81,267	79,567

Loss before equity in net income (loss) of real estate entities and minority interests	(50,823)	(22,522)	(10,420)

Equity in net (loss) income of real estate entities	(25)	1,648	(755)

Loss before minority interests	(50,848)	(20,874)	(11,175)
Minority interests	(11,802)	275	(336)

Net loss	$(39,046)	$(21,149)	$(10,839)

Basic loss per share	$(0.94)

Diluted loss per share	$(0.94)

Weighted-average common shares outstanding:
Basic	41,702,405

Diluted	41,702,405

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF
COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	THE COMPANY	THE PREDECESSOR

	Period from	Period from	THE PREDECESSOR
	June 27, 2003	January 1, 2003
	through September 30,	through June 26,	Nine months ended
	2003	2003	September 30, 2002

Net loss	$(39,046)	$(21,149)	$(10,839)
Other comprehensive income — unrealized Increase in fair value of interest rate swap agreements	5,124	—	—
Minority interests in increase in fair value of interest rate swap agreements	(1,051)	—	—

Comprehensive net loss	$(34,973)	$(21,149)	$(10,839)

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net loss	$(60,195)	$(10,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interests	(11,527)	(336)
Equity in net loss of real estate entities	(1,623)	755
Distributions received from real estate entities	1,602	1,522
Depreciation and amortization	25,487	11,159
Write-off of capitalized costs related to terminated lease	1,800	—
Revenue recognized related to acquired lease obligations, net	(1,378)	—
Compensation expense for restricted stock awards	7,130	—
Write-off of unamortized loan costs upon extinguishment of debt	7,499	—
Loss on extinguishment of debt applied to loan premiums	(33,648)	—
Amortization of loan costs	4,550	3,848
Change in fair value of interest rate caps	185	1,788
Write-off of related party receivables	3,108	—
Changes in assets and liabilities:
Rents and other receivables	(4,307)	(1,092)
Deferred rents	(1,896)	(1,997)
Deferred leasing costs	(1,532)	(1,783)
Other assets	(5,473)	(537)
Accounts payable and other liabilities	(13,592)	(4,654)
Accrued interest payable	(3,493)	(1,605)

Net cash used in operating activities	(87,303)	(3,771)

Cash flows from investing activities:
Expenditures for improvements to real estate	(4,053)	(651)
Purchases of interests in real estate entities	(363,665)	(13,000)
Purchase of tenant participation right	(11,000)	—
Contributions to real estate entities	—	(15)
Change in restricted cash	11,394	(12,829)

Net cash used in investing activities	(367,324)	(26,495)

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Cash flows from financing activities:
Proceeds from equity offering	$797,744	$—
Payment of offering costs	(71,841)	(1,523)
Payment of loan costs	(17,755)	(5,657)
Proceeds from mortgage loans	760,000	195,000
Principal payments on mortgage loans	(714,072)	(183,595)
Proceeds from other secured loans	107,000	37,000
Principal payments on other secured loans	(291,532)	(22,611)
Proceeds from real estate entities	—	34,789
Contributions from owners of predecessor	1,524	813
Distributions to owners of predecessor	(70,339)	(22,290)
Proceeds from employees for restricted stock	7	—

Net cash provided by financing activities	500,736	31,926

Net increase in cash and cash equivalents	46,109	1,660
Cash and cash equivalents at beginning of period	2,976	2,119

Cash and cash equivalents at end of period	$49,085	$3,779

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,681	$23,361
Supplementary disclosure of noncash investing and financing activities:
Consolidation of the accounts of US Bank Tower, Wells Fargo Tower and Glendale Center as a result of purchasing controlling interests:
Losses and distributions in excess of investments in real estate entities	77,967	—
Investments in real estate	693,675	—
Restricted cash	30,920	—
Acquired above market leases	9,182	—
Deferred loan costs	33,027	—
Mortgage loans, including loan premiums of $33,648	(499,214)	—
Acquired lease obligations	(34,082)	—
Other, net	(34,004)	—

Cash paid to acquire the interests	$277,471	$—

See accompanying notes to consolidated and combined financial statements

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Supplemental disclosure of cash flow information (continued):
Combination of the accounts of KPMG Tower real estate entity as a result of purchasing a controlling interest:
Investments in uncombined real estate entities	$—	$40,038
Investments in real estate	—	161,454
Mortgage loans	—	(183,595)
Other, net	—	(4,897)

Cash paid to acquire the interests	$—	$13,000

Increase in investments in real estate and additional paid in capital for fair value of operating partnership units granted to minority owners of the Predecessor	14,700	—
Increase in investments in real estate and reversal of minority deficit related to acquisition of the minority interests in a combined real estate entity	12,615	—
Reclassification of owners’ deficit to additional paid in capital	236,243	—
Accrual for real estate improvements	12,266	1,825
Accrual for leasing costs	6,741	—
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	105,713	—
Accrual for offering costs (reclassification to stockholders’ equity)	(5,849)	4,398
Accrual for dividends and distributions declared	22,402	—
Settlement of loan:
Investments in real estate		(5,761)
Other assets		2,527
Other secured loans		3,000
Accrued interest		234

Record non cash purchase accounting entries for acquisition of other interests in real estate entities:
Investments in real estate	564	—
Acquired above market leases	4,004	—
Deferred lease costs	4,004	—
Acquired lease obligation	(8,572)	—

	—	—

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

     We were formed to succeed to certain businesses of the Maguire Properties predecessor, (the “Predecessor”), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, a nationally recognized owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and the Operating Partnership was formed, in Maryland on June 26, 2002, and the Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “Offering”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions that consolidated the ownership of our portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of the Predecessor, into the Operating Partnership and the Services Companies. From inception through June 27, 2003, neither we, the Operating Partnership nor the Services Companies had any operations.

     On June 27, 2003, we commenced operations after completing the Offering, which consisted of the sale of 36,510,000 shares of common stock at a price per share of $19.00, generating gross proceeds of approximately $693.7 million. The aggregate proceeds to our company, net of underwriters’ discount and offering costs, were approximately $624.4 million. On July 8, 2003, we issued an additional 5,476,500 shares of common stock, and received an additional $104.1 million of gross proceeds and $97.6 million in net proceeds as a result of the exercise of the underwriters’ over-allotment option.

     Our operations are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of direct and indirect interests in connection with the Offering in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in the Operating Partnership (“Units”). The Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of September 30, 2003, our company held a 79.5% interest in the Operating Partnership.

     We intend to elect the status of and qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Organization and Description of Business (continued)

     Through the Operating Partnership we own or have an interest in a portfolio of 12 commercial real estate properties consisting of eight office properties with approximately 6.1 million net rentable square feet, a 350-room hotel with 266,000 square feet, and total on and off-site parking of approximately 3.1 million square feet, accommodating a capacity of over 10,700 vehicles and an undeveloped two-acre land parcel adjacent to an existing office property that we expect can support up to 300,000 net rentable square feet of office development. Through one of the Services Companies, we also manage and lease a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth area, for which we earn customary fees and incentive fees.

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

     The Operating Partnership has also entered into option agreements with entities controlled by Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, under which we have the right to acquire a recently completed office property in Santa Monica, California with 91,000 net rentable square feet, an office property under development in the Tri-Cities that we expect to contain approximately 257,000 net rentable square feet upon completion and a 12.5% interest in an entity that owns two existing office buildings aggregating approximately 246,000 net rentable square feet and adjacent developable land, each in West Los Angeles, California. Based on current market and property conditions, it is uncertain as to whether we will exercise any of these options in the near future or whether market and property conditions will warrant our exercise of any of those options prior to their expiration.

2.	Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated and combined financial statements include all of the accounts of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests contributed to the Operating Partnership by Mr. Robert F. Maguire III, and entities majority owned by him in exchange for Units are reflected in the financial statements at their historical basis of accounting. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed. We expect to finalize such allocations by December 31, 2003.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

     The combined financial statements of the Predecessor include interests in our properties and the property management, leasing, acquisition and real estate development business of Maguire Partners Development, Ltd. The real estate entities included in the consolidated and combined financial statements have been consolidated or combined only for the periods that such entities were under control by us or the Predecessor. The equity method of accounting is utilized to account for investments in real estate entities over which we or the Predecessor have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. On August 29, 2003, we acquired all of the third party interests in Glendale Center (as described in Note 9) and as of September 30, 2003, none of our real estate entities were accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated for the consolidated and combined financial statements.

     The accompanying interim financial statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our company’s prospectus dated June 24, 2003 and the combined financial statements and notes thereto of the Predecessor included therein.

Income Taxes

     As a REIT, we will be permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

     We have elected to treat the Services Company as a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. For the periods presented in the accompanying statements of operations there is no tax provision for the TRS.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings per Share

     Earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that has been granted or has been committed to be granted, all using the treasury stock method, are not dilutive for the period from June 27, 2003 to September 30, 2003.

     The following is a summary of the elements used in calculating basic and diluted earnings per share in thousands except share and per share amounts:

		The period June 27, 2003
	Three months ended	through
	September 30, 2003	September 30, 2003

Net earnings (loss) attributable to Common Shares	$7,196	$(39,046)
Weighted average Common Shares outstanding – Basic	41,913,231	41,702,405
Diluted equivalent Common Shares(1):
Stock options	28,650	—
Restricted Stock	32,364	—

Adjusted weighted average Common Shares outstanding – Diluted	41,974,245	41,702,405
Net income (loss) per share – Basic	$0.17	$(0.94)
Net income (loss) per share — Diluted	$0.17	$(0.94)

(1)	For the period June 27, 2003 through September 30, 2003 the Company’s potentially dilutive shares were not included in the earnings per share calculation as their effect is antidilutive.

Stock Options

     We apply the intrinsic value method in accounting for stock options issued under our incentive award plan from the date of consummation of the Offering. Accordingly, we did not record any compensation expense related to such options. The stock-based compensation cost that we would have recorded from July 1, 2003 to September 30, 2003, had we used the fair value method, would have been $45,000.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3.	Minority Interests

     Minority interests relate to the interests in the Operating Partnership that are not owned by our company, which, at September 30, 2003, amounted to 20.5%. In conjunction with the formation of our company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right, commencing on or after August 27, 2004, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Upon consummation of the Offering, 22.8% of the carrying value of the net assets of the Operating Partnership was allocated to minority interests. As a result of the exercise of the underwriters’ over-allotment option of 5,476,500 shares on July 8, 2003 the minority interests were reduced to 20.5%.

4.	Debt

     A summary of our outstanding consolidated indebtedness as of September 30, 2003 is as follows:

		Principal Amount
	Interest Rate	(in thousands)	Maturity Date

US Bank Tower Mortgage	4.66%	$260,000	June 27, 2013
Gas Company Tower and 808 South Olive Garage:
Mortgage	LIBOR + 1.078%	250,000	June 27, 2007[1]
Mezzanine	LIBOR+5.500%[2]	30,000	June 27, 2008[3]
Wells Fargo Tower Mortgage	4.68%	250,000	June 26, 2010
KPMG Tower Mortgage	LIBOR +1.875%	195,000	August 31, 2005[4]

		$985,000

[1]	A one-year extension is available.
[2]	The mezzanine loan is subject to a LIBOR floor of 2%.
[3]	The maturity date on the mezzanine loan is subject to acceleration to June 30, 2007 if the maturity of the Gas Company Tower and 808 South Olive Garage mortgage loan is not extended.
[4]	Two one-year extensions are available.

     The terms of our mortgage and mezzanine loans do not permit us to prepay the loans during specified lockout periods. We are permitted to defease the US Bank Tower and Wells Fargo Tower mortgage loans. The Gas Company Tower and 808 South Olive Garage mortgage and mezzanine loans can each be repaid during the lockout period if the lender consents, subject to a prepayment penalty of 5% of the outstanding principal amount of the loan. The KPMG Tower mortgage loan requires a prepayment penalty based on a formula described in the loan agreement.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4.	Debt (continued)

     Certain mortgage and other secured loans aggregating $958.5 million were repaid or defeased in June 2003 concurrent with the Offering, and the $37.0 million Glendale Center mortgage was defeased on August 29, 2003 concurrent with the acquisition of the third party interests in Glendale Center. Those repayments and defeasances resulted in prepayment penalties, exit fees and defeasance costs. Such costs along with the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt that was repaid, are presented as loss from early extinguishment of debt in the accompanying statements of operations.

     The Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The credit facility provides for borrowings up to $100 million ($75.0 million is currently available to us) and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on the Operating Partnership’s overall leverage. This credit facility matures in June 2006 with an option to extend the term for one year.

     The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of September 30, 2003, we were in compliance with all such covenants.

     We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Robert F. Maguire III, certain entities owned and controlled by Robert F. Maguire III and an entity controlled by certain former senior executives of Maguire Partners. As of September 30, 2003, $591.8 million of our debt is subject to such guarantees.

5.	Incentive Award Plan

     We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P., (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, the Operating Partnership and the Services Companies (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set

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

     In connection with the Offering, we entered into interest rate swap agreements to fix the floating interest rate associated with the $250 million Gas Company Tower and 808 South Olive Garage mortgage loan and $72 million of the KPMG Tower mortgage loan (see note 10). Net amounts received or paid under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate swap agreements is to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

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

     Under SFAS 133, our interest rate swap agreements are classified as cash flow hedges with their fair value as of September 30, 2003 of approximately $5.1 million, reported in accumulated other comprehensive income on our consolidated balance sheet net of the minority interest share of $1.1 million. The estimated fair value of these interest rate swap agreements is dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair values may significantly change during the term of the agreements. If the underlying floating rate loans were to be repaid prior to maturity, we would recognize in interest expense any unamortized gain or loss at the time of such early repayment.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7.	Unconsolidated and Uncombined Real Estate Entities

     As of September 30, 2003, we had no real estate entities that were accounted for as an unconsolidated investment using the equity method of accounting. From June 27, 2003 through August 29, 2003 we had an investment in Glendale Center, which we accounted for using the equity method. For the periods presented in the accompanying statements of operations, the Predecessor had indirect investments in the following properties, which were accounted for as uncombined investments using the equity method of accounting:

US Bank Tower Wells Fargo Tower Glendale Center KPMG Tower (through September 13, 2002, when the third party interests were purchased)

Following is condensed, combined financial information related to these properties:

Balance Sheet Information
(in thousands)

	September 30, 2003	December 31, 2002

Investments in real estate	$—	$429,795
Other assets	—	112,050

Total assets	$—	$541,845

Loans payable	$—	$468,815
Other liabilities	—	43,197
Redeemable preferred equity	—	64,606
Equity (deficit)	—	(34,773)

Total liabilities and equity	$—	$541,845

Statements of Operations Information
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$2,274	$35,957	$59,851	$106,591
Expenses:
Operating and other expenses	700	14,565	25,029	41,802
Interest expense	602	14,622	20,850	43,369
Depreciation and amortization	643	6,187	13,116	19,117

Net income	329	583	856	2,303

Company/Predecessor’s share of net (loss) income	(39)	(101)	1,214	(1,412)
Elimination and other entries	8	(136)	409	657

Equity in net (loss) income of real estate entities	$(31)	$(237)	$1,623	$(755)

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7.	Unconsolidated and Uncombined Real Estate Entities (continued)

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

     Since we do not allocate investment in real estate between the hotel and the office portions of the Plaza Las Fuentes property, separate information related to investment in real estate, expenditures for investments in real estate, and depreciation and amortization is not available for the office and hotel segments.

     Set forth below is information related to the office segment for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue from office operations	$58,131	$20,694	$112,604	$54,214
Equity in net (loss) income of real estate entities	(31)	(237)	1,623	(755)
Interest expense	11,650	8,176	34,880	23,143

     Following is information related to the hotel segment for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue from hotel operations	$4,392	$4,448	$13,305	$14,933
Interest expense	—	1,207	2,463	3,669

9.	Property Acquisitions

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

     On August 29, 2003, we acquired all of the third party interests in Glendale Center, a 14-story office building totaling 383,000 square feet located in Glendale, for aggregate consideration of $64.0 million, excluding acquisition costs. The acquisition consisted of purchasing BankAmerica Realty Services Inc.’s ownership interest for $53.0 million and Disney Enterprises’ distribution participation rights for $11.0 million. Concurrently we defeased the existing $37.0 million property mortgage, which is described in Note 4. We utilized available cash to make the purchase and complete the defeasance.

     The pro forma information included below is presented as if the interests in our properties had been acquired as of the first day of the periods presented. Additionally, to provide meaningful pro forma information related to acquisitions of real estate interests, we have included interest expense as if our debt structure in place upon the consummation of the Offering was in place as of the beginning of the periods presented. Included in the 2003 information presented below is the loss on extinguishment of debt totaling approximately $53.4 million and compensation expense of $14.2 million related to the consummation of the Offering and the acquisition of the third party interests in Glendale Center; no pro forma adjustments have been made related to these expenses.

     The following table summarizes, on a pro forma basis, our combined results of operations for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 based on the assumptions described above (amounts in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Pro forma revenues	$64,977	$64,039	$190,722	$185,994
Pro forma net income (loss)	8,065	5,770	(44,919)	18,566
Pro forma earnings (loss) per common share-basic	0.19	0.14	(1.06)	0.44
Pro forma earnings (loss) per common share-diluted	0.19	0.14	(1.06)	0.44

10.	Subsequent Events

     On October 6, 2003 we announced that we had entered into an agreement to purchase One California Plaza, a 982,000 square foot 42-story building located in Bunker Hill for approximately $225.0 million from Metropolitan Life Insurance Company. The acquisition will be financed in part with a $146.3 million seven-year mortgage loan at an interest rate of 4.73% from Metropolitan Life Insurance Company. The remainder will be financed with proceeds from the Glendale Center loan described below. The acquisition is expected to close in November 2003 after the period covered by this report.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10.	Subsequent Events (continued)

     On October 10, 2003 we sold the $72.0 million interest rate swap agreement associated with $72.0 million of the floating rate KPMG Tower mortgage for $1.6 million.

     On October 14, 2003 we closed on a ten-year $80.0 million loan with Greenwich Capital Financial Products secured by Glendale Center. This mortgage loan matures in November 2013 and interest is fixed at 5.73%. The proceeds are intended to be used to finance part of the One California Plaza acquisition described above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

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

Overview

     Our results of operations for the three month and nine month periods ended September 30, 2003 and 2002 include the consolidation or combination of the entities that own Plaza Las Fuentes (which includes the Westin Pasadena Hotel), Gas Company Tower, 808 South Olive Garage and our property management, leasing and real estate development operations for all periods presented. Through June 26, 2003, Wells Fargo Tower and US Bank Tower were accounted for using the equity method of accounting and thereafter using the consolidation method of accounting as a result of our purchases of the third party interests in these properties on June 27, 2003. On June 27, 2003 we also purchased Cerritos Corporate Center Phase I and Phase II from a third party and accordingly the results of operations of these properties are included in our results of operations beginning June 27, 2003. We continued to use the equity method of accounting for our investment in Glendale Center until August 29, 2003 when we began consolidating upon purchase of the third party interests in this property. Additionally, on September 13, 2002, we acquired all of the third party’s interests in KPMG Tower. As a result, we have consolidated the entities owning KPMG Tower for the three and nine-month periods ended September 30, 2003 and accounted for our investment in KPMG Tower using the equity method of accounting for periods prior to September 13, 2002.

Results of Operations

Comparison of Three Months ended September 30, 2003 to Three Months ended September 30, 2002

Total Revenues

     Rental Revenues. Rental revenues increased $23.3 million, or 217.8%, to $34.0 million for the three months ended September 30, 2003 compared to $10.7 million for the three months ended September 30, 2002. The increase was primarily due to the inclusion of rental revenues for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Tenant Reimbursements. Revenues from tenant reimbursements increased $11.0 million, or 215.7%, to $16.1 million for the three months ended September 30, 2003 compared to $5.1 million for the three months ended September 30, 2002. The increase was primarily due to the inclusion of tenant reimbursements for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Hotel Operations. Hotel operations remained constant at $4.4 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

     Parking Revenues. Parking revenues increased $4.5 million, or 236.8%, to $6.4 million for the three months ended September 30, 2003 compared to $1.9 million for the three months ended September 30, 2002. The increase was primarily due to the inclusion of parking revenues for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Management, Leasing and Development Services to Affiliates Revenue. Management, leasing and development services to affiliates revenue decreased $1.5 million, or 53.6%, to $1.3 million for the three months ended September 30, 2003 compared to $2.8 million for the three months ended September 30, 2002. The decrease relates primarily to increased elimination of inter-company management and leasing fees for the three months ended September 30, 2003, resulting from our increased ownership percentages in our properties compared to our ownership percentages for the three months ended September 30, 2002. The decrease was partially offset by $0.9 million in development fees recognized for the Western Asset Plaza development for the three months ended September 30, 2003. Pursuant to the development agreement between us and the entity that owns Western Asset Plaza, which entity is controlled by Mr. Maguire, these development fees are not payable until the property is stabilized and certain leasing and financial performance benchmarks have been attained or, at the latest, May 31, 2005. Development work at Western Asset Plaza is ongoing and we anticipate earning additional development fees, subject to these same payment provisions, in the near term.

Total Expenses

     Rental Property Operating and Maintenance Expenses. Rental property operating and maintenance expenses increased $9.0 million, or 183.7%, to $13.9 million for the three months ended September 30, 2003 compared to $4.9 million for the three months ended September 30, 2002. The increase was primarily due to the inclusion of rental property operating and maintenance expenses for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Real Estate Taxes. Real estate taxes increased $3.8 million, or 380.0%, to $4.8 million for the three months ended September 30, 2003 compared to $1.0 million for the three months ended September 30, 2002. The increase was primarily due to the inclusion of real estate taxes for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties. Additionally, during the three months ended September 30, 2003, we began accruing estimated increases in property taxes that we may incur as a result of the changes in ownership of the properties in connection with the Offering.

     General and Administrative Expenses. General and administrative expenses decreased $1.4 million, or 28.6%, to $3.5 million for the three months ended September 30, 2003 compared to $4.9 million for the three months ended September 30, 2002. The decrease was primarily due to bonuses paid to a former employee for the three months ended September 30, 2002 and the relocation expenses and signing bonus related to the hiring of an officer of the company, during the three months ended September 30, 2002, offset by factors such as the addition of new personnel after the Offering, the addition of expenses relating to operating a public company, an increase in compensation expense related to unvested stock compensation awards accrued during the three months ended September 30, 2003 and increases resulting from the consolidation of the properties discussed in Overview, above.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.8 million, or 251.3%, to $13.7 million for the three months ended September 30, 2003 compared to $3.9 million for the three months ended September 30, 2002. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Interest Expense. Interest expense increased $2.3 million, or 24.5%, to $11.7 million for the three months ended September 30, 2003 compared to $9.4 million for the three months ended September 30, 2002. This is primarily due to the consolidation of US Bank Tower and Wells Fargo Tower for the three months ended September 30, 2003 and the consolidation of KPMG

Tower for the full three months ended September 30, 2003, whereas for the three months ended September 30, 2002 it was only combined after its acquisition on September 13, 2002. These increases were partially offset by decreases in interest resulting from the refinancing of our loans at the consummation of the Offering.

     Loss from Early Extinguishment of Debt. Loss from early extinguishment of debt decreased $1.6 million to $2.4 million for the three months ended September 30, 2003 compared to $4.0 million for the three months ended September 30, 2002. The 2003 loss on extinguishment of debt is due to defeasance costs incurred and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, when the mortgage loan on Glendale Center was defeased on August 29, 2003. The 2002 loss on extinguishment of debt was due to the prepayment penalty incurred and reversal of the loan discount net of the change in estimate related to the accrued lender participation for the KPMG Tower mortgage, which was refinanced on September 13, 2002.

     Minority Interests. Minority interests increased $1.9 million, to $1.9 million for the three months ended September 30, 2003, as a result of allocating 22.8% of the consolidated income before minority interests to the limited partner unit holders of the Operating Partnership for the period July 1, 2003 to July 8, 2003 and 20.5% thereafter. The decrease in the percentage allocation resulted from the exercise of the underwriters’ over-allotment option. Minority interests for the three months ended September 30, 2002 related to a minority interest held by a third party in the Gas Company Tower, which we acquired upon consummation of the Offering.

Comparison of Nine Months ended September 30, 2003 to Nine Months ended September 30, 2002

Total Revenues

     Rental Revenues. Rental revenue increased $33.9 million, or 112.6%, to $64.0 million for the nine months ended September 30, 2003 compared to $30.1 million for the nine months ended September 30, 2002. The increase was primarily due to the inclusion of rental revenues for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Tenant Reimbursements. Revenues from tenant reimbursements increased $17.0 million, or 132.8%, to $29.8 million for the nine months ended September 30, 2003 compared to $12.8 million for the full nine months ended September 30, 2002. The increase was primarily due to the inclusion of tenant reimbursements for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Hotel Operations. Revenues from hotel operations decreased $1.6 million, or 10.7%, to $13.3 million for the nine months ended September 30, 2003 compared to $14.9 million for the nine months ended September 30, 2002. The decrease was primarily due to lower occupancy and lower room rates. Occupancy decreased in part due to several well-attended local events during the nine months ended September 30, 2002 that did not recur during the nine months ended September 30, 2003. Occupancy also decreased in part as a result of reduced travel in general during the nine months ended September 30, 2003 due to the expectation of war with Iraq and, beginning March 19, 2003, the outbreak of war with Iraq, as well as lower advance bookings by our former manager who was replaced when we converted from a Doubletree to Westin Hotel in late December 2002.

     Parking Revenues. Parking revenue increased $7.2 million, or 144.0%, to $12.2 million for the nine months ended September 30, 2003 compared to $5.0 million for the nine months ended September 30, 2002. The increase was primarily due to the inclusion of parking revenues for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Management, Leasing and Development Services to Affiliates Revenue. Management, leasing and development services to affiliates revenue decreased $2.4 million, or 39.3%, to $3.7 million for the nine months ended September 30, 2003 compared to $6.1 million for the nine months ended September 30, 2002. The decrease relates primarily to increased elimination of intercompany management and leasing fees for the nine months ended September 30, 2003, resulting from our increased ownership percentages in our properties compared to our ownership percentages for the nine months ended September 30, 2002. Also, there were $0.8 million in development fees recognized for the Water’s Edge development in the nine months ended September 30, 2002, which did not recur in the nine months ended September 30, 2003. All of these factors were partially offset by a $0.9 million increase in development fees recognized for the Western Asset Plaza development for the nine months ended September 30, 2003. Pursuant to the development agreement between us and the entity that owns Western Asset Plaza, which entity is controlled by Mr. Maguire, these development fees are not payable until the property is stabilized and certain leasing and financial performance benchmarks have been attained or, at the latest, May 31, 2005. Development work at Western Asset Plaza is ongoing and we anticipate earning additional development fees, subject to these same payment provisions, in the near term.

     Interest and other revenue. Interest and other revenue increased $2.7 million, to $2.9 million for the nine months ended September 30, 2003 compared to $0.2 million for the nine months ended September 30, 2002. The increase was due primarily to a $2.3 million lease termination fee received from a former tenant at Gas Company Tower, earned on June 27, 2003 and a lease termination fee from a tenant at KPMG Tower who vacated a portion of their space during the nine months ended September 30, 2003 and an increase in interest income due to increased average balances in interest bearing cash equivalents.

Total Expenses

     Rental Property Operating and Maintenance Expenses. Rental property operating and maintenance expenses increased $15.4 million, or 140.0%, to $26.4 million for the nine months ended September 30, 2003 compared to $11.0 million for the nine months ended September 30, 2002. The increase was primarily due to the inclusion of rental property operating and maintenance expenses for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Hotel Operating and Maintenance Expenses. Hotel operating and maintenance expenses decreased $0.2 million, or 1.9%, to $10.2 million for the nine months ended September 30, 2003 compared to $10.4 million for the nine months ended September 30, 2002. The decrease was primarily due to decreased variable costs related to decreased occupancy offset by increased costs related to the Westin transition.

     Real Estate Taxes. Real estate taxes increased $5.1 million, or 182.1%, to $7.9 million for the nine months ended September 30, 2003 compared to $2.8 million for the nine months ended September 30, 2002. The increase was primarily due to the inclusion of real estate taxes for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     General and Administrative Expenses. General and administrative expenses increased $14.1 million, or 111.9%, to $26.7 million for the nine months ended September 30, 2003 compared to $12.6 million for the nine months ended September 30, 2002. The increase was primarily due to compensation expense related to the fully vested restricted stock issued to certain employees, cash paid to those employees for their related tax obligations, accrued compensation expense related to unvested stock awards, the addition of new personnel after the Offering, the addition of expenses relating to operating a public company, and the consolidation of the properties discussed in Overview, above, for the nine months ended September 30, 2003. This was offset by the relocation expenses and signing bonus related to the hiring of an officer of the company and a guaranteed bonus through April 2002 for a former employee, during the nine months ended September 30, 2002. Included in general and administrative expenses for both the nine months ended September 30, 2003 and 2002 are $2.0 million of transaction related bonuses to a former employee, which are non-recurring.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $14.3 million, or 127.7%, to $25.5 million for the nine months ended September 30, 2003 compared to $11.2 million for the nine months ended September 30, 2002. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties discussed in Overview, above, as a result of acquiring the third party interests in these properties.

     Interest Expense. Interest expense increased $10.5 million, or 39.2%, to $37.3 million for the nine months ended September 30, 2003 compared to $26.8 million for the nine months ended September 30, 2002. The increase was due in part to the consolidation of KPMG Tower for the nine months ended September 30, 2003 and the consolidation of US Bank Tower and Wells Fargo Tower for the period from June 27, 2003 to September 30, 2003. The increase also resulted from interest expense associated with the $64.3 million reverse purchase agreement obtained on February 5, 2003 through the consummation of the Offering in connection with purchasing additional interests in Wells Fargo Tower, partially offset by decreases in interest expense resulting from paying off the Plaza Las Fuentes loan upon consummation of the Offering, reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     Loss from Early Extinguishment of Debt. Loss from early extinguishment of debt increased $49.4 million to $53.4 million for the nine months ended September 30, 2003, compared to $4.0 million for the nine months ended September 30, 2002. The 2003 loss on extinguishment of debt is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, when certain mortgages and other loans were repaid or defeased upon consummation of the Offering, as well as defeasance of the Glendale Center mortgage loan on August 29, 2003. The 2002 loss on extinguishment of debt was due to the prepayment penalty incurred and reversal of the loan discount offset by the change in estimate related to the accrued lender participation for the KPMG Tower mortgage, which was refinanced on September 13, 2002.

     Other Expenses. Other expenses increased $11.0 million, to $11.8 million for the nine months ended September 30, 2003 compared to $0.8 million for the nine months ended September 30, 2002. The increase was primarily due to the $5.0 million net cost of swaptions purchased prior to the Offering as a hedge against interest rate movements on debt we incurred upon consummation of the Offering, accrued transfer taxes of $1.2 million related to the Offering, write-off of $1.8 million of capitalized costs relating to a terminated lease, and the $3.0 million write-off of amounts due from an excluded property.

     Equity in Net Income (Loss) of Real Estate Entities. Equity in net income (loss) of uncombined real estate entities increased $2.4 million, to $1.6 million for the nine months ended September 30, 2003 compared to $(0.8) million for the nine months ended September 30, 2002. The increase was primarily due to the net loss in KPMG Tower as an uncombined real estate affiliate for the period through its acquisition on September 13, 2002; for the nine months ended September 30, 2003 KPMG Tower was consolidated. We also recorded a larger share of net income on Wells Fargo Tower resulting from acquiring an additional interest in the property on February 5, 2003, and Glendale Center experienced a net loss resulting from a change in estimate related to tenant participation rights resulting from the expected purchase of such rights. We also began consolidating Wells Fargo Tower and US Bank Tower instead of using the equity method beginning June 27, 2003 as discussed in Overview, above.

     Minority Interests. Minority interests increased to $(11.5) million for the nine months ended September 30, 2003 compared to $(0.3) million for the nine months ended September 30, 2002 as a result of allocating 22.8% of the consolidated loss before minority interests to the limited partner unit holders of the Operating Partnership for the period from June 27, 2003, upon consummation of the Offering, to July 8, 2003, and 20.5% thereafter. The decrease in the percentage allocated resulted from the exercise of the underwriters’ over-allotment option. Minority interests for the nine months ended September 30, 2002 related to a minority interest held by a third party in the Gas Company Tower, which we acquired upon consummation of the Offering.

Funds From Operations

     We calculate funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America, or GAAP), excluding gains (or losses) from sales of property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

     Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

     However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

     The following table reconciles the Company’s FFO to the Company’s net income for the three months ended September 30, 2003:

Three Months Ended
September 30, 2003

(in thousands, except for
per share amounts)
Reconciliation of net income to funds from operations:
Net income	$7,196
Adjustments:
Minority interests	1,882
Real estate depreciation and amortization	13,584
Share of real estate depreciation and amortization of an unconsolidated property	117

Funds from Operations:	$22,779 (1)

Company share of FFO	$18,064

FFO per share – basic and diluted	$0.43 (1)

(1)	Includes $2,431 ($0.05 per share) loss from early extinguishment of debt.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

     The Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The credit facility provides for borrowings up to $100 million ($75.0 million is currently available to us) and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on the Operating Partnership’s overall leverage. This credit facility matures in June 2006 with an option to extend the term for one year; we currently have not drawn on the credit facility.

Distributions

     We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and holders of common stock equivalents from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and the company performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT.

     The holders of record of the company’s common stock and common stock equivalents are entitled to dividends payable based on $0.40 per share per full quarter for the quarter ended September 30, 2003. On September 15, 2003, the Board of Directors declared the company’s first dividend to shareholders and Unit holders of record on September 30, 2003, totaling

$22,402,000, or $0.4176 per common share. This dividend consists of the regular quarterly dividend of $0.40 per common share for the period from July 1, 2003 through September 30, 2003 and a pro rata dividend of $0.0176 per common share covering the period from the consummation of the Offering on June 27, 2003 through June 30, 2003. This dividend is equivalent to an annual rate of $1.60 per share. The dividend was paid on October 31, 2003.

Recent Developments

     On August 29, 2003, we acquired all of the third party interests in Glendale Center, a 14-story office building totaling 383,000 square feet and located in Glendale, for $64.0 million, excluding acquisition costs. The acquisition consisted of purchasing BankAmerica Realty Services Inc.’s ownership interest for $53.0 million and Disney Enterprises’ tenant distribution rights for $11.0 million. Concurrently we defeased the existing $37.0 million property mortgage for $43.7 million ($4.5 million of which was offset against loan premiums recorded in connection with purchase accounting entries). The acquisition was financed with available cash. This property was previously accounted for as an investment in an unconsolidated real estate entity.

     On October 6, 2003 we announced that we had entered into an agreement to purchase One California Plaza, a 982,000 square foot 42-story building located in Bunker Hill for approximately $225.0 million from Metropolitan Life Insurance Company. The acquisition will be financed in part with a $146.3 million seven-year mortgage loan at an interest rate of 4.73% from Metropolitan Life Insurance Company. The remainder will be financed with proceeds from the Glendale Center loan described below. The acquisition is expected to close in November 2003, after the period covered by this report.

     On October 10, 2003 we sold the $72.0 million interest rate swap agreement associated with $72.0 million of the floating rate KPMG Tower mortgage for $1.6 million.

     On October 14, 2003 we closed on a ten-year $80.0 million loan with Greenwich Capital Financial Products secured by Glendale Center. This mortgage matures in November 2013 and interest is fixed at 5.73%. The proceeds are intended to be used to finance part of the One California Plaza acquisition described above.

     As of September 30, 2003, we had $92.9 million in cash and cash equivalents, including $43.8 million in restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by our mortgage loans and cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans. As of September 30, 2003, approximately $25.4 million of tenant improvement and leasing commission reserves remain from the $35.2 million that was reserved upon consummation of the Offering.

     We expect to meet our short-term liquidity and capital requirements from existing unrestricted cash and cash equivalents and generally through net cash provided by operating activities and proceeds from our credit facility. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

Indebtedness

     At September 30, 2003, borrowings under our mortgages and other secured loans, represented 47.2% of our total market capitalization of $2.1 billion (based on a common stock price of $20.50 per share, the closing price of our common stock on the New York Stock Exchange (“NYSE”) on September 30, 2003). Total market capitalization includes the value of our consolidated debt, common stock and Units.

     The table below summarizes our debt, at September 30, 2003 (in thousands).

Debt Summary:
Fixed rate	$510,000
Variable rate – hedged by interest rate swaps	322,000

Total fixed rate	832,000
Variable rate – unhedged	153,000

Total	$985,000

Percent of Total Debt:
Fixed rate	84.5%
Variable rate	15.5%

Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	4.21%
Variable rate — unhedged	3.88%
Effective interest rate	4.16%

     The variable rate debt shown above bears interest at an interest rate based on 30 day LIBOR. The debt on our properties at September 30, 2003 had a weighted average term to initial maturity of approximately 5.7 years (approximately 6.4 years assuming exercise of extension options).

Contractual Obligations, Capital Commitments and Other Liquidity Needs

     The following table provides information with respect to our contractual obligations at September 30, 2003, including the maturities and scheduled principal repayments of the Company’s secured debt and credit facility, and provides information about the minimum commitments due in connection with the Company’s ground lease obligations. We were not subject to unconditional purchase obligations as of September 30, 2003. The table does not reflect available debt extension options.

CONTRACTUAL OBLIGATIONS
(in thousands)

	Through
	Remainder
Obligation	of 2003	2004	2005		2006	2007		Thereafter	Total
Long term debt	$—	$—	$195,000	(1)	$—	$250,000	(2)	$540,000	$985,000
Secured line of credit	—	—	—		—	—		—	—
Capital leases payable	267	1,129	1,234		1,347	1,388		1,439	6,804
Ground leases	283	1,130	1,140		1,166	1,179		213,018	217,916

Total	$550	$2,259	$197,374		$2,513	$252,567		$754,457	$1,209,720

(1)	Two one-year extension options available.
(2)	A one-year extension option available.

     The credit facility and certain other secured debt agreements contain covenants and restrictions requiring the company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The company was in compliance with all its covenants at September 30, 2003.

Cash Flows

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

     Cash and cash equivalents were $49.1 million and $3.8 million, respectively, at September 30, 2003 and 2002.

     Net cash used in operating activities increased $83.5 million to $(87.3) million for the nine months ended September 30, 2003 compared to ($3.8) million for the nine months ended September 30, 2002. The increase was primarily due to $79.5 million of prepayment penalties, exit fees and defeasance costs paid to extinguish debt, of which only $53.4 million is included in the net loss for the nine months ended September 30, 2003 as $33.6 million of the costs were offset against loan premiums recorded as purchase accounting entries and $7.5 million of unamortized loan costs were expensed as a component of the loss on extinguishment.

     Net cash used in investing activities increased $340.8 million to $(367.3) million for the nine months ended September 30, 2003 compared to $(26.5) million for the nine months ended September 30, 2002. The increase was primarily due to $363.7 million paid to acquire interests in real estate entities, primarily comprised of our purchase of Cerritos Corporate Center Phases I and II for $79.0 million and our purchase of additional interests in our existing properties including US Bank Tower for $86.0 million, Wells Fargo Tower for $138.8 million, and Glendale Center for $53.0 million. Additionally, the Company purchased a tenant participation right in Glendale Center for $11.0 million. The increases described above were offset primarily by changes in restricted cash.

     Net cash provided by financing activities increased $468.8 million to $500.7 million for the nine months ended September 30, 2003 compared to $31.9 million for the nine months ended September 30, 2002. The increase was primarily due to the net proceeds received from the sale of our stock on June 27, 2003 and the exercise of the underwriters’ over-allotment option on July 8, 2003, offset by the net reduction in outstanding debt, the increase in the net distributions paid to owners of the Predecessor and the decrease in proceeds received from real estate entities during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

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

     Our future income, cash flows and fair values of financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

     As of September 30, 2003, we had outstanding approximately $985.0 million of consolidated debt, of which approximately $475.0 million, or 48.2% of our total consolidated debt, was variable rate debt. With respect to the $475.0 million principal amount of the variable rate debt, we have entered into two four-year interest rate swap agreements in the amount of $250.0 million and $72.0 million, to effectively fix the index (LIBOR) portion of the interest rates at approximately 2.17% and 2.41%, respectively. As a result, as of September 30, 2003, approximately 84.5% of our total indebtedness was subject to fixed interest rates for a minimum of four years.

     To determine the fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At September 30, 2003 the fair value of the fixed rate debt is estimated to be $486.0 million compared to the carrying value of $510.0 million.

     If, after consideration of the interest rate swaps described above, LIBOR were to increase by 10%, or approximately 11 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. If LIBOR were to increase by 10%, the fair value of our $510.0 million principal amount of outstanding fixed rate debt would decrease by approximately $0.4 million and the fair market value of our swap agreements would increase by $1.3 million. If LIBOR were to decrease by 10%, or approximately 11 basis points, the decrease in interest expense on the unhedged variable rate debt would be approximately $0.2 million annually. If LIBOR were to decrease by 10%, the fair value of our $510.0 million principal amount of outstanding fixed rate debt would increase by approximately $0.4 million and the fair value of our swap agreements would decrease by $1.3 million. As a result of the $80.0 million Glendale Center mortgage loan, the sale of the $72.0 million swap and assuming the closing of the anticipated $146.3 million mortgage on One California Plaza, our fixed rate debt percentage would be 81.4% of the total expected $1,211.3 million debt outstanding upon the closing of the One California Plaza acquisition and financing.

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

     The table below lists our principal derivative instruments, and their fair values as of September 30, 2003 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest rate swap	$250,000	2.17%	7/15/03	7/15/07	$4,359
Interest rate swap (1)	72,000	2.41%	7/01/03	9/01/07	765

					5,124
Interest rate cap	232,000	6.00%	9/13/02	9/01/05	97
Interest rate cap	250,000	7.92%	7/15/03	7/16/07	815
Interest rate cap sold	250,000	7.92%	7/15/03	7/16/07	(815)
Interest rate cap	30,000	3.50%	7/15/03	7/16/07	656
Interest rate cap sold	30,000	3.50%	7/15/03	7/16/07	(656)

Total					$5,221

(1)	Sold on October 10, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

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

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tax Litigation Matter

     We are facing a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that we paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS asserts that these costs should be treated as non-depreciable costs associated with the land. If the IRS’s view were to prevail in tax court, we would lose approximately $3.5 million in depreciation deductions in each of the next ten fiscal years. Trial is scheduled to begin in March, 2004 and a decision in the matter is expected sometime in 2004. Although an outcome cannot be predicted with any certainty, we intend to contest all asserted claims vigorously and we believe that there will be no material impact on the company in connection with this matter.

Other Litigation or Claims

     In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we believe would have a material adverse effect on us unless otherwise indicated.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     None.

(b)     None.

(c)     None.

(d)     On June 27, 2003, we consummated the initial public offering of our common stock, $0.01 par value per share. The joint book-running managers for the Offering were Credit Suisse First Boston LLC and Citigroup Global Markets Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-101170) on Form S-11 that was declared effective by the Securities and Exchange Commission on June 24, 2003. All 36,510,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $19.00 per share, generating gross proceeds of approximately $693.7 million. The net proceeds to us were approximately $624.4 million after deducting an aggregate of $50.1 million in underwriting discounts and commissions paid to the underwriters and $19.2 million in other expenses incurred in connection with the Offering. All of the shares of common stock were sold by us and there were no selling stockholders in the Offering. On July 8, 2003 we sold an additional 5,476,500 shares of our common stock as a result of the underwriters’ exercise of their over-allotment option. The gross proceeds from the sale of these additional shares totaled $104.1 million and the net proceeds were $97.6 million. Upon the closing of the sale of these additional shares, the Offering terminated.

     We contributed the net proceeds from the Offering to the Operating Partnership. In addition, on or around the consummation of the Offering, certain of our subsidiaries entered into refinancing transactions pursuant to which:

•	our subsidiary that owns a fee simple interest in US Bank Tower borrowed $260.0 million under a mortgage loan from Greenwich Capital Financial Products, Inc., and paid approximately $4.2 million in origination fees and costs;

•	our subsidiaries that own fee simple interests in Gas Company Tower and 808 South Olive Garage borrowed $250.0 million under a mortgage loan with Bank of America, N.A. and $30.0 million under a mezzanine loan with Bank of America, N.A. and paid approximately $5.5 million in origination fees and costs; and

•	our subsidiary that owns a fee simple interest in Wells Fargo Tower borrowed $250.0 million under a mortgage loan comprised of multiple notes with Greenwich Capital Financial Products, Inc. and paid approximately $4.2 million in origination fees and costs.

     In addition, the Operating Partnership entered into the $100 million secured line of credit described above, under the caption “Liquidity and Capital Resources,” of which $75.0 million was available for borrowing at September 30, 2003.

     The Operating Partnership subsequently used the proceeds received from us, the $776.1 million of net proceeds from the refinancing transactions and $39.3 million of restricted cash that was released upon consummation of the Offering as follows (all amounts approximate):

•	$995.5 million to repay certain mortgage, mezzanine, repurchase facility, and revolving indebtedness and the related accrued interest thereon;

•	$79.5 million for related prepayment penalties, exit fees and defeasance costs ($33.6 million of which was offset against loan premiums recorded in connection with purchase accounting entries);

•	$311.6 million paid to unaffiliated third parties to acquire properties or interests in properties in our portfolio, comprised of:

•	$75.2 million paid to a public REIT to acquire a 100% indirect leasehold interest in Cerritos Corporate Center Phase I and Phase II (does not include a $3.8 million deposit paid prior to the Offering);

•	$79.1 million paid to an affiliate of Wells Fargo Bank, N.A., to acquire an additional 42% interest in Wells Fargo Tower;

•	$86.0 million to redeem a preferred equity interest in US Bank Tower held by an affiliate of Credit Suisse First Boston LLC;

•	$7.3 million paid to third party holders of ownership interests in various property entities;

•	$53.0 million paid to BankAmerica Realty Services, Inc. to purchase the additional interests in Glendale Center not owned by us; and

•	$11.0 million to purchase from Disney Enterprises a profit participation in Glendale Center.

•	$15.2 million in cash bonuses, tax gross-ups and accrued compensation, including approximately $8.9 million to an employee who resigned in connection with the Offering;

•	$35.2 million to fund tenant improvement and leasing commission reserves, as of September 30, 2003 approximately $25.4 million remaining of the $35.2 million from the Offering was still reserved for tenant improvement and leasing commissions;

•	$5.8 million in miscellaneous contributed liabilities; and

•	$2.0 million in fees and costs for the $100 million secured credit facility.

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

     The Operating Partnership’s option to acquire the 1733 Ocean Avenue property controlled by Robert F. Maguire III remains subject to the construction financing encumbering the property. On November 1, 2003, the construction financing matured and Mr. Maguire entered into forbearance agreements with each of the construction lenders pursuant to which those lenders have agreed not to exercise their remedies for a period of thirty days, in order to allow Mr.

Maguire and those lenders to finalize the documentation for loan extensions. If the lenders do not ultimately agree to loan extensions and seek to foreclose on the property, the Operating Partnership may have to consider whether to exercise its option on the project before the option is extinguished by the lenders’ exercise of their remedies.

ITEM 6.	EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits

31	Certifications of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     The company furnished a Current Report on Form 8-K dated August 13, 2003 in connection with its second quarter 2003 earnings release.

     The company furnished a Current Report on Form 8-K dated October 6, 2003 in connection with its agreement to acquire One California Plaza, a 982,000 square foot building in Los Angeles.

     The company furnished a Current Report on Form 8-K dated November 4, 2003 in connection with its third quarter 2003 earnings release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 4, 2003

MAGUIRE PROPERTIES, INC.

		By:	/s/ Robert F. Maguire III

Robert F. Maguire III
Chairman and Co-Chief Executive Officer

		By:	/s/ Richard I. Gilchrist

Richard I. Gilchrist
Co-Chief Executive Officer and President

		By:	/s/ Dallas E. Lucas

Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)