Form 10-K
period 2003-12-31
MAGUIRE PROPERTIES INC
filed 2004-03-30
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-31717

Maguire Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

333 South Grand Avenue, Suite 400, Los Angeles, CA (Address of principal executive offices)	90071 Zip Code

Registrant’s telephone number, including area code

(213) 626-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Series A Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $715,507,302 based on the closing price on the New York Stock Exchange for such shares on June 30, 2003.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2004

Common Stock, $.01 par value per share	42,645,711

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement with respect to its June 3, 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

MAGUIRE PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART 1

ITEM 1.	BUSINESS

General

       As used herein, the terms “we,” “our,” “us” and “our company” refer to Maguire Properties, Inc., a Maryland corporation. We own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of Southern California, consisting primarily of office properties, related parking garages and a hotel through our consolidated subsidiaries. Our subsidiaries include Maguire Properties, L.P., a Maryland limited partnership (our “operating partnership”), of which our company is the sole general partner, Maguire Properties Services, Inc., a Maryland corporation (our “services company”), a wholly owned subsidiary of our operating partnership, and subsidiaries of our services company (together with our services company, our “services companies”). We are a full service real estate company, and we operate as a real estate investment trust (“REIT”) for federal income tax purposes.

       We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (the “LACBD”), and are primarily focused on owning and operating high quality office properties in the high-barrier-to-entry Southern California market. Through our operating partnership, as of December 31, 2003 we own a portfolio of thirteen commercial real estate properties, consisting of nine office properties with approximately 7.1 million net rentable square feet, one 350-room hotel with 266,000 square feet, and three off-site parking garages totaling 2,749 spaces and approximately 1.0 million square feet. In addition, our office portfolio contains approximately 2.3 million square feet of on-site parking totaling 7,932 spaces. We also own an undeveloped two-acre land parcel adjacent to an existing office property that we believe can support 300,000 net rentable square feet of office development.

       Our existing portfolio is located in three Southern California markets — the LACBD, the Tri-Cities area of Pasadena, Glendale and Burbank and the Cerritos submarket of Los Angeles County. Our portfolio includes five office properties in the prime Bunker Hill area of the LACBD — US Bank Tower (formerly Library Tower), Gas Company Tower, KPMG Tower, Wells Fargo Tower and One California Plaza — and three off-site parking garages. In the Tri-Cities, we own the Plaza Las Fuentes office and hotel properties in Pasadena, the Glendale Center office property in Glendale and a two-acre land parcel adjacent to the Glendale Center. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the AT&T Wireless Western Regional Headquarters. As of December 31, 2003, our office portfolio was 90.8% leased to 196 tenants. As of December 31, 2003, our top 20 tenants, in terms of annualized rent, generated 75.5% of the total annualized rent of our office portfolio. Of such tenants, tenants generating 41.4% of the annualized rent of our office portfolio were rated investment grade as reported by Standard & Poor’s, and tenants generating an additional 34.1% of the annualized rent of our office portfolio were nationally recognized professional services firms.

       We have options to acquire two office properties with 91,398 net rentable square feet and 256,987 net rentable square feet, respectively. Additionally, we have an option to acquire a 12.5% interest in a property that is comprised of two existing office buildings aggregating 245,530 net rentable square feet and land that we believe can support an additional 130,000 net rentable square feet of development. We refer to such properties herein as our “option properties.”

       We were formed on June 26, 2002, and commenced operations on June 27, 2003 after completing our initial public offering (“IPO”), concurrently with the consummation of various formation transactions that consolidated the ownership of a portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of Maguire Partners Development, Ltd. into our operating partnership and our services companies (the “formation transactions”). Prior to our IPO, the Maguire Organization was comprised of Maguire Partners Development, Ltd. and more than 125 predecessor and related entities, all of which were predominately owned by, or otherwise affiliated with, Robert F. Maguire III, our Chairman and Co-Chief Executive Officer. The Maguire Organization did business as “Maguire Partners,” an owner, developer and acquirer of institutional-quality properties in the Los Angeles area since 1965. From inception through June 27, 2003, neither we, our operating partnership nor our services companies had any operations.

       Our IPO, on June 27, 2003, consisted of the sale of 36,510,000 shares of common stock at a price per share of $19.00, generating gross proceeds of approximately $693.7 million. The aggregate proceeds to us, net of underwriters’ discount and offering costs, were approximately $624.4 million. On July 8, 2003, we issued an additional 5,476,500 shares of common stock, and received an additional $104.1 million of gross proceeds and $97.6 million in net proceeds, as a result of the exercise of the underwriters’ over-allotment option.

       Pursuant to contribution agreements among the owners of a subset of the Maguire Organization (the “Predecessor”) and our operating partnership, our operating partnership received a contribution of direct and indirect interests in connection with our IPO in certain of the properties in our existing portfolio, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our operating partnership (“Units”). Our operating partnership also acquired additional interests in certain properties in our existing portfolio from unaffiliated parties, which were paid for in cash. As of December 31, 2003, we held a 79.5% interest in our operating partnership.

       Our management team possesses substantial expertise in all aspects of real estate management, marketing, leasing, acquisition, development and finance. We directly manage the properties in our portfolio, except for Cerritos Corporate Center Phases I and II, through our operating partnership and/or our services company, and we provide development, leasing and/or management services to certain of our option properties and certain other properties owned by Mr. Maguire or entities controlled by him that we refer to herein as the “excluded properties.” As of March 22, 2004, we have 85 employees.

       Our principal executive offices are located at 333 South Grand Avenue, Suite 400, Los Angeles, California 90071. Our telephone number at that location is (213) 626-3300. Our website is located at http://www.maguireproperties.com. We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Recent Developments

       On August 29, 2003, we acquired all of the third party interests in Glendale Center, a 14-story office building located in Glendale, California, totaling 382,888 square feet, for $64.0 million, excluding acquisition costs. The acquisition consisted of purchasing BankAmerica Realty Services Inc.’s ownership interest for $53.0 million and Disney Enterprises’ tenant distribution rights for $11.0 million. This property was previously accounted for as an investment in an unconsolidated real estate entity.

       On October 10, 2003, we sold a $72.0 million interest rate swap agreement associated with $72.0 million of a floating rate mortgage encumbering KPMG Tower for $1.6 million.

       On October 14, 2003, we entered into a ten-year, interest-only $80.0 million mortgage loan with Greenwich Capital Financial Products secured by Glendale Center. This mortgage matures in November 2013 and bears interest at a fixed rate of 5.73% per annum.

       On November 6, 2003, we acquired One California Plaza, a 42-story, 981,667 square foot office tower in the LACBD, from Metropolitan Life Insurance Company for aggregate consideration of $225.0 million. We funded this purchase with cash on hand and a seven-year, $146.3 million mortgage bearing interest at a fixed rate of 4.73% per annum provided by Metropolitan Life Insurance Company.

       Since our IPO, we have paid aggregate dividends on our common stock and distributions on our common Units of $0.8176 per common share and common Unit, representing two full quarterly dividends of $0.40 and a partial second quarter dividend of $0.176 per common share and common Unit. The dividend is equivalent to an annual rate of $1.60 per common share and common Unit.

Subsequent Events

       On January 23, 2004, we completed the offering of 10,000,000 shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) (our “series A preferred stock”) for total gross proceeds of $250.0 million, including the exercise of an underwriters’ over-allotment option. We intend to use the proceeds from such offering for investment and general corporate purposes.

       On February 6, 2004, we entered into an agreement to purchase Park Place, a Class A office park with approximately 1.7 million square feet located on 15 acres in Orange County, California, for approximately $260.0 million from an affiliate of Blackstone Real Estate Advisors. The purchase price includes the assumption of an existing mortgage and mezzanine financing of approximately $164.0 million. The acquisition is expected to close in the second quarter of 2004.

       On March 16, 2004, we declared a dividend to common stockholders of record and a distribution to common Unit holders of record, in each case as of March 31, 2004, of $0.40 per common share and common Unit, for the quarter ended March 31, 2004. The dividend and distribution are payable on April 30, 2004.

       On March 16, 2004, we declared our first dividend to series A preferred stockholders of record as of March 31, 2004 of $0.51892 per share of preferred stock. This dividend is payable for the prorated period from and including the preferred stock offering closing date of January 23, 2004, to and including April 30, 2004. The dividend is payable on April 30, 2004.

       On March 18, 2004, our board of directors amended our Amended and Restated Bylaws (our “bylaws”) to change the date of our annual meeting of stockholders from May of each year to June of each year.

Foreign Operations

       We do not engage in any foreign operations or derive any revenue from foreign sources.

Segment Financial Information

       Financial information by segment is presented in Note 10 to the consolidated and combined financial statements in Item 8 of this report.

Our Competitive Strengths

       We believe we distinguish ourselves from other owners, operators and developers of office properties in a number of ways, and enjoy significant competitive strengths, including:

•	Trophy Quality Portfolio. Our office portfolio consists of architecturally distinctive, Class A properties in sought-after locations, including West Coast landmarks such as US Bank Tower and Gas Company Tower. Our buildings were designed by top international architectural firms such as I.M. Pei & Partners and Skidmore, Owings and Merrill, among others. We have received numerous awards from the American Institute of Architects for our creativity and the architectural excellence of our buildings. Based on current market rents and estimated construction costs, our senior management team does not believe that assets of a quality comparable to our LACBD properties could be replicated in the LACBD on a cost-competitive basis today. These assets provide us with stable cash flow that we seek to aggressively manage to achieve internal growth.

•	Nationally Recognized Tenants. The high quality of our office portfolio and our attention to tenant needs have created a strong brand within our markets that attracts nationally recognized firms as tenants that typically enter into long-term leases for large amounts of space. As of December 31, 2003, of our top 20 tenants in terms of annualized rent who generated 75.5% of the total annualized rent of our office portfolio, tenants generating 41.4% of the annualized rent of our office portfolio were rated investment grade as reported by Standard & Poor’s and tenants generating an additional 34.1% of the annualized rent of our office portfolio were nationally recognized professional service firms.

•	Southern California Focus. All of our properties are located in Southern California. The Southern California area office market presents high barriers to entry due to lengthy entitlement processes, restrictions on development and environmental considerations, all of which limit competition to our existing properties. Southern California also has a broad, diverse and dynamic economy, a fast-growing service sector and a quickly growing population that produces significant demand for office space.

•	Commanding Market Share. The concentration of our portfolio in the LACBD, and particularly in the prime Bunker Hill section of the LACBD, provides us with a commanding share of the LACBD Class A office space market, produces local economies of scale, reduces overhead and creates negotiating leverage with tenants and third party service providers. We proactively manage our assets to capitalize on our market share and maximize net operating income.

•	Strategic Joint Ventures. We have had considerable experience in creating strategic joint ventures with nationally recognized tenants. We believe our reputation for quality within our market and our management and development expertise make us an attractive strategic partner for institutions with significant space needs. Our joint venture partners have typically invested in a project and have agreed to lease a significant portion of it. This commitment and investment helps to attract other tenants and/or investors, thereby improving the likelihood that the property will profitably stabilize. By partnering with institutions in this way, we mitigate acquisition and development risks, attract tenants and facilitate financing, while our joint venture partners gain an opportunity through their ownership stake to participate in the financial success of the project, thereby reducing the effective cost of their lease.

•	Experienced and Committed Management Team. Our senior management team has extensive development, management and leasing expertise and aggressively manages and leases our portfolio with a commitment to increase returns. Our senior management team believes that its in-depth knowledge of the Southern California office market and long-term tenant and community relationships provide us with a key competitive advantage. As of December 31, 2003, our senior management team had an average of 21 years of experience in the commercial real estate industry and an average tenure of 13 years with the Maguire Organization, and collectively owned a 20.0% interest in our company’s common equity on a fully diluted basis.

Business and Growth Strategies

       Our primary business objectives are to maximize distributable cash flow and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. Our business strategies to achieve these objectives consist of several elements:

•	Focus on Premier-Quality Properties. Our core strategy is to own, manage, acquire and develop buildings of exceptional quality that provide attractive and productive environments for tenants and improve the cities in which they are located. We believe our focus on high-quality properties enables us to achieve premium rents within our markets, makes us an attractive joint venture partner and helps us secure development entitlements, often through public/private partnerships.

•	Opportunistic Acquisition and Redevelopment. We intend to selectively acquire and redevelop existing office buildings that can be acquired at significant discounts to replacement cost, and reposition them into high-quality properties through architectural improvements and additional amenities. We believe that such properties, when efficiently marketed, actively managed and aggressively leased, provide attractive initial returns, significant cash flow growth potential and stable, above-market rents. We will seek to mitigate acquisition and redevelopment risk through joint ventures with tenants. For example, we acquired and redeveloped Glendale Center in a 1996 joint venture with BankAmerica Realty Services, Inc. After extensive design improvements, building upgrades and additional tenant amenities, we were able to fully lease the remaining vacant space. Glendale Center was named the BOMA 1997 Renovated Building of the year.

•	Foster Strong Tenant Relationships. We foster strong tenant relationships with nationally recognized tenants through a commitment to serving tenant needs. We believe that our state-of the-art amenities — concierge services, local transportation shuttles, 24-hour security services and valet parking services — as well as our employee screening and training programs, focus on preventative maintenance and prompt repairs and attention to everyday details, are integral to building a Class A brand. We believe that long-term tenant relationships provide improved operating results by avoiding rent interruptions and reducing marketing, leasing and tenant improvement costs that result from retenanting space. We believe that the high quality and desirable locations of the properties in our office portfolio, the magnitude of our presence in the LACBD, our active, service-oriented management style and our substantial in-house marketing, lease-negotiation and design capabilities give us a competitive advantage in retaining existing tenants, attracting new tenants and replacing departing tenants quickly and efficiently.

•	Capital Recycling and Balance Sheet Strength. We will seek to raise low-cost equity capital, which can be invested into properties with higher growth potential, by joint venturing our stabilized properties. In addition, as of December 31, 2003, our ratio of debt to total market capitalization was approximately 48.2%. We believe that the strength of our financial structure distinguishes us from many of our competitors and is key to our future growth.

Competition

       We compete in the leasing of office space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources. In addition, our hotel property competes for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and our hotel operator, Westin® Hotels and Resorts.

       Principal factors of competition in our primary business of owning, acquiring and developing office properties are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Regulation

General

       Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our existing properties has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

       Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

       Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Also, some of the properties may contain asbestos-containing building materials (“ACBM”). Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

       From time to time, the United States Environmental Protection Agency (“EPA”) designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. Superfund sites can cover large areas, affecting many different parcels of land. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which the Glendale Center is located lies within a large Superfund site. The site was designated as a Superfund site because the groundwater beneath the Superfund site is contaminated. We have not been named, and do not expect to be named, as a potentially responsible party for the site. If we were named, we would likely be required to enter into a de minimis settlement with the EPA and pay nominal damages.

       Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio and our option properties within the last 24 months, except the Playa Vista — Water’s Edge development. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations.

       Environmental reports available to us on the Playa Vista — Water’s Edge development were generally completed more than two years ago. According to those reports, the California Regional Water Quality Control Board, Los Angeles Region issued a cleanup and abatement order in 1998 with respect to the Playa Vista project area, including the Playa Vista — Water’s Edge development, as described in “— Risk Factors — Risks Related to Our Properties and Our Business — Existing conditions at some of our properties may expose us to liability related to environmental matters.”

Insurance

       We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers each of the option and excluded properties with the exception of Playa Vista — Water’s Edge. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. In addition, we carry earthquake insurance on our properties located in seismically active areas and terrorism insurance on all of our properties, in each case in an amount and with deductibles which we believe are commercially reasonable. All of the properties in our portfolio are located in areas known to be seismically active. See “— Risk Factors — Risks Related to Our Properties and Our Business — Potential losses may not be covered by insurance.”

       The costs and benefits of the blanket policy covering the properties in our portfolio and the option and excluded properties (except Playa Vista — Water’s Edge) are allocated pursuant to a Property Insurance Sharing Agreement dated March 31, 1997, as most recently amended on December 15, 2003. The coverage and costs allocated to each of the properties covered by the blanket policy is determined by taking into account the relative insured values and risks related to each covered property and any third-party requirements of lenders, lessees or lessors. In its capacity as “Manager” under the agreement, our services company is obligated to procure insurance or amend policies as properties are sold, acquired or developed, present and pursue claims for losses on behalf of us and the entities that own the option and excluded properties, hire independent adjusters to determine losses, hold undistributed insurance proceeds in trust until distributed, administer the distribution of insurance proceeds and coordinate the payment of insurance premiums. The costs incurred by our services company in connection with the performance of its obligations under this agreement are reimbursed by the parties to the agreement in proportion to either (i) the relative benefits received by the parties, (ii) the relative amounts of premiums paid by the parties or (iii) the relative insured values of the properties owned by the parties, depending upon the nature of the cost.

Employees

       As of March 22, 2004, we employed 85 persons. Of these employees, approximately 49 are “home office” executive and administrative personnel and approximately 36 are on-site management and administrative personnel. None of these employees is currently represented by a labor union.

Offices

       We own the building in which our headquarters is located, the Wells Fargo Tower at 333 South Grand Avenue, in downtown Los Angeles, California. We believe that our current facilities are adequate for our present and future operations, although we may add regional offices or relocate our headquarters, depending upon our future development projects.

Risk Factors

       For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our series A preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 20.

Risks Related to Our Properties and Our Business

       Our properties depend upon the Southern California economy and the demand for office space.

       All of our properties are located in Los Angeles County, California and most of them are concentrated in the LACBD, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Southern California region (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and Southern California regional office space market (such as oversupply of or reduced demand for office space). In addition, the State of California continues to address issues related to budget deficits, shortages of electricity, interruptions in power service, increased energy costs, and the continued solvency of its utility companies, any or all of which may create the perception that the State is not able to effectively manage itself, in turn reducing demand for office space in California. The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in the Southern California region, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure you of the continued growth of the Southern California economy or the national economy or our future growth rate.

       Tax indemnification obligations in the event that we sell certain properties could limit our operating flexibility.

       We have agreed to indemnify Mr. Maguire (and certain related entities), Master Investments, LLC, an entity in which Mr. Maguire and Richard I. Gilchrist, our Co-Chief Executive Officer and President, each own an interest, and certain others against adverse tax consequences to them in the event that our operating partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in five of the office properties in our portfolio which represented 80.1% of our portfolio’s aggregate annualized rent as of December 31, 2003. These tax indemnity obligations apply for initial periods ranging between seven and nine years from the date of our IPO, which occurred on June 27, 2003, with up to three one-year extension periods if Mr. Maguire and related entities maintain ownership of Units equal to 50% of the Units received by them in the formation transactions and pursuant to option agreements with respect to the option properties. We have also agreed to use commercially reasonable efforts to make approximately $591.8 million of debt available for certain contributors, including Mr. Maguire and related entities and Master Investments, LLC, to guarantee. We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to sell any of these properties in transactions that would trigger these tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and other contributors, and we have acknowledged that a calculation of damages will not be based on the time value of money or the time remaining within the restricted period. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties.

       Potential losses may not be covered by insurance.

       We carry comprehensive liability, fire, extended coverage, earthquake, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers all but one of the option and all of the excluded properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Some of our policies, like those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. All of our properties are located in Southern California, an area especially subject to earthquakes. The five largest properties in our office portfolio — US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower and One California Plaza — are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 87.3% of our office portfolio’s aggregate annualized rent as of December 31, 2003. Because these properties are located so closely together, an earthquake in downtown Los Angeles could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes, particularly losses from an earthquake in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

       If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In the event of a significant loss at one or more of the option or excluded properties covered by the blanket policy, the remaining insurance under this policy, if any, could be insufficient to adequately insure our existing properties covered by this policy. In such event, securing additional insurance, if possible, could be significantly more expensive than our current policy.

       Future terrorist attacks in the United States could harm the demand for and the value of our properties.

       Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties are well-known landmarks, in particular US Bank Tower in downtown Los Angeles, and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or may cost more. The five largest properties in our office portfolio — US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower and One California Plaza — are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 87.3% of our office portfolio’s aggregate annualized rent as of December 31, 2003. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our operating partnership with respect to sales of specified properties.

       Our debt level reduces cash available for distribution, including cash available to pay dividends on our common stock and series A preferred stock, and may expose us to the risk of default under our debt obligations.

       As of December 31, 2003, our total consolidated indebtedness was approximately $1.2 billion, and we may incur significant additional debt to finance future acquisition and development activities. We also have a $100.0 million secured revolving credit facility with a group of banks led by affiliates of Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC. This credit facility has a borrowing limit that varies based on a percentage of the value of our properties that secure our credit facility. Approximately $84.2 million was available to us as of February 29, 2004. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•	our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness; and

•	because we have agreed with Mr. Maguire and other contributors to use commercially reasonable efforts to maintain certain debt levels, we may not be able to refinance our debt when it would be otherwise advantageous to do so or to reduce our indebtedness when our board of directors thinks it is prudent.

       If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. In addition, our debt agreements contain lockbox and cash management arrangements pursuant to which substantially all of the income generated by our properties is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders and from which cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. As a result, we may be forced to draw funds from our revolving line of credit in order to pay dividends to our stockholders and maintain our qualification as a REIT.

       Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with Mr. Maguire and others with respect to sales of certain properties and obligating us to use commercially reasonable efforts to make certain levels of indebtedness available for them to guarantee.

       We depend on significant tenants.

       As of December 31, 2003, the 20 largest tenants in terms of annualized rent in the buildings in our office portfolio represented approximately 75.5% of our portfolio’s total annualized rent. Our largest tenants are Sempra Energy and its subsidiaries and Wells Fargo Bank. Sempra Energy, together with its Southern California Gas Company subsidiary leases, as of December 31, 2003, 784,074 net rentable square feet of office space, representing approximately 17.7% of the total annualized rent generated by the properties in our office portfolio. As of December 31, 2003, Wells Fargo Bank leases 432,855 net rentable square feet of office space, representing approximately 7.2% of our portfolio’s total annualized rent. Our tenants may experience a downturn in their businesses, which may weaken their financial condition, result in their failure to make timely rental payments or their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

       The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the United States Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, our claim for unpaid rent would likely not be paid in full. Our revenue and cash available for distribution to our stockholders could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their leases at all or renew on terms less favorable to us than their current terms.

       Failure to hedge effectively against interest rate changes may adversely affect results of operations.

       We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that such arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect results of operations.

       We may be unable to complete acquisitions and successfully operate acquired properties.

       We continue to evaluate the market of available properties and may acquire office and other properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be exposed to the following significant risks:

•	potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	even if we enter into agreements for the acquisition of office properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance the acquisition at all or on favorable terms;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

       If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.

       We may be unable to successfully complete and operate developed properties.

       We intend to develop and substantially renovate office and other properties. Our future development and construction activities, including development and construction of the option properties if we exercise our options to acquire them, involve the following significant risks:

•	we may be unable to obtain construction financing at all or on favorable terms;

•	we may be unable to obtain permanent financing at all or on advantageous terms if we finance development projects through construction loans;

•	we may not complete development projects on schedule or within budgeted amounts;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; and

•	occupancy rates and rents at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

       While we intend to develop office properties primarily in the Southern California market, we may in the future develop properties for commercial, retail or other use and expand our business to other geographic regions where we expect the development of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with development of other property types or other markets, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance.

       Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

       Our ability to pay dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•	local oversupply, increased competition or reduction in demand for office space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments; and

•	changing submarket demographics.

       In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders.

       We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

       We compete with numerous developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located, but which have lower occupancy rates than our properties. On average, our higher relative occupancy rates mean that our competitors have more space currently available for lease than we do and may be willing to make space available at lower prices than the space in the properties in our office portfolio. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

       We could default on leases for land on which some of our properties are located.

       We possess a leasehold interest on the land underlying One California Plaza that expires in 2082. As of December 31, 2003, we had 981,667 net rentable square feet of office and retail space and a subterranean parking structure located on this parcel. If we default on the terms of this long-term lease, we may be liable for damages and lose our interest in One California Plaza. We possess a leasehold interest on the land and air space at Plaza Las Fuentes and the Plaza Las Fuentes Westin Hotel that, including renewal options, expires in 2047. As of December 31, 2003, we had approximately 185,376 net rentable square feet of office and retail space and a 350-room hotel located on this parcel. If we default under the terms of this long-term lease, we may be liable for damages and lose our interest in Plaza Las Fuentes and the Plaza Las Fuentes Westin Hotel, including our options to purchase the land and airspace subject to the lease. We also possess a leasehold interest on the land underlying Cerritos Corporate Center Phase I and Phase II that, including renewal options, expires in 2087. As of December 31, 2003, we had 326,535 net rentable square feet of office space and 357,660 square feet of parking at a five-story garage and 58,630 square feet of surface lot parking shared by these properties on this parcel. If we default under the terms of this long-term lease, we may be liable for damages and lose our interest in Cerritos Corporate Center Phase I and Phase II and the parking garage.

       We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

       As of December 31, 2003, leases representing 3.9% and 8.6% of the square footage of the properties in our office portfolio will expire in 2004 and 2005, respectively, and an additional 9.2% of the square footage of the properties in our office portfolio was available. Above market rental rates at some of our properties may force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

       Because we own a hotel property, we face the risks associated with the hospitality industry.

       We own the Plaza Las Fuentes Westin Hotel in Pasadena, California and are susceptible to risks associated with the hospitality industry, including:

•	competition for guests with other hotels, some of which may have greater marketing and financial resources than the manager of our hotel;

•	increases in operating costs from inflation and other factors that the manager of our hotel may not be able to offset through higher room rates;

•	future terrorist attacks that could adversely affect the travel and tourism industries and decrease demand for our hotel;

•	the fluctuating and seasonal demands of business travelers and tourism;

•	general and local economic conditions that may affect demand for travel in general; and

•	potential oversupply of hotel rooms resulting from excessive new development.

       If our hotel does not generate sufficient revenues, our financial position, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

       Planned renovations at the Plaza Las Fuentes Westin Hotel may disrupt normal operations during the first half of 2004, and could disrupt normal operations thereafter if these renovations are delayed or take longer to complete than we currently expect.

       We could incur significant costs related to government regulation and private litigation over environmental matters.

       Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at that property or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remedy contamination in our properties may expose us to third-party liability or adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

       These environmental laws also govern the presence, maintenance and removal of ACBM, and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability. Some of our properties may contain ACBM and we could be liable for such fines or penalties.

       Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the EPA designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which the Glendale Center is located lies within a large Superfund site, and we could be named as a potentially responsible party with respect to that site.

       Existing conditions at some of our properties may expose us to liability related to environmental matters.

       Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our existing portfolio and all the properties on which we have options or purchase rights, except for Playa Vista — Water’s Edge, an option property in West Los Angeles with two office buildings and developable land of which we have an option to purchase a 12.5% interest. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns. Material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability. Environmental reports available to us on the Playa Vista — Water’s Edge option property were generally completed more than two years ago. According to these reports, the California Regional Water Quality Control Board, Los Angeles Region issued a cleanup and abatement order in 1998 with respect to the Playa Vista project area, which includes the Playa Vista — Water’s Edge development relating to various chlorinated volatile organic compounds, petroleum hydrocarbons and metals detected in soil and groundwater in the Playa Vista project area. We are not named as a responsible party under the order, but we cannot assure you that we will not be named as a responsible party in the future should we exercise our option rights. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

       Potential environmental liabilities may exceed our environmental insurance coverage limits.

       We carry environmental insurance to cover likely and reasonably anticipated potential environmental liability associated with above-ground and underground storage tanks at all five of our properties where tanks are located. While we believe this coverage is sufficient to protect us against likely environmental risks, we cannot assure you that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

       We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

       Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.

       We may incur significant costs complying with other regulations.

       The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the properties in our portfolio are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

       Our growth depends on external sources of capital which are outside of our control.

       In order to maintain our qualification as a REIT, we are required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our capital stock.

       If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

       Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

       We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

Risks Related to Our Organization and Structure

       Conflicts of interest exist with holders of Units in our operating partnership.

       We may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of our officers. Mr. Maguire and related entities and certain other contributors had ownership interests in the properties and in the other assets contributed to our operating partnership in the formation transactions and in the properties on which we have options. We, under the agreements relating to the contribution of such interests, are entitled to indemnification and damages in the event of breaches of representations or warranties made by Mr. Maguire and related entities and other contributors. In addition, Mr. Maguire and Mr. Gilchrist have entered into employment and noncompetition agreements with us pursuant to which they have agreed, among other things, not to engage in certain business activities in competition with us and pursuant to which they will devote substantially full-time attention to our affairs. We have also entered into property management and development agreements with respect to the option and excluded properties owned by Mr. Maguire, as well as a right of first offer with respect to Solana, a 1.4 million square foot office, hotel and retail property in Dallas, Texas, which is one of the excluded properties. None of these contribution, option, employment, non-competition, management and development agreements were negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution, option, employment, non-competition, management and development agreements because of our desire to maintain our ongoing relationship with the individuals involved.

       Tax consequences upon sale or refinancing. Some holders of Units, including Mr. Maguire (and certain related entities) and Mr. Gilchrist, may suffer different and more adverse tax consequences than holders of our capital stock upon the sale or refinancing of the properties owned by our operating partnership, and therefore these holders may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties.

       Competitive real estate activities of management. Messrs. Maguire and Gilchrist have substantial outside business interests, including Mr. Maguire’s controlling interests in the Solana property in Texas, a senior housing project located at 740 South Olive Street in the LACBD and a parking structure located at 17th & Grand Avenue in the LACBD, Mr. Maguire’s interests in the option properties and certain other passive real estate investments and Mr. Maguire’s and Mr. Gilchrist’s interests in Master Investments, LLC, an entity that is a potential competitor. Although Messrs. Maguire and Gilchrist are party to employment agreements that require that they devote substantially full-time attention to our business and affairs, these agreements also permit Messrs. Maguire and Gilchrist to devote time to their outside business interests consistent with past practice, and we have no assurance that either Mr. Maguire or Mr. Gilchrist will continue to devote any specific portion of their time to us. As a result, these outside business interests could interfere with Mr. Maguire’s and/or Mr. Gilchrist’s ability to devote time to our business and affairs.

       Our Chairman and Co-Chief Executive Officer has substantial influence over our affairs. Mr. Maguire beneficially owns Units exchangeable for an aggregate of 10,226,340 shares of our common stock, including 28,947 Units beneficially owned through Master Investments, LLC, an entity in which Mr. Maguire owns a 55% interest, representing a total of approximately 18.8% of the total outstanding shares of our common stock on a fully diluted basis. Consequently, Mr. Maguire has substantial influence on us and could exercise his influence in a manner that is not in the best interests of our stockholders. Pursuant to the partnership agreement, we may not engage in termination transactions, such as a tender offer, merger or sale of substantially all of our assets, without meeting certain criteria with respect to the consideration to be received by the limited partners and without the consent of partners (including us) holding 50% of all partnership interests.

       Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

       We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates; (ii) we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock and series A preferred stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” For example, in order for the rent payable pursuant to the Plaza Las Fuentes Westin Hotel lease to constitute “rents from real property,” the lease must be respected as a true lease for federal income tax purposes and not treated as a service contract, joint venture or some other type of arrangement. As this determination is inherently factual, we can provide no assurance that our characterization of this hotel lease as a true lease will not be challenged by the IRS or, if challenged, will be sustained by a court. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if our services company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s-length basis.

       To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

       To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

       Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

       Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. Our total market capitalization is defined as the sum of the market value of our outstanding common and preferred stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted common stock that we have issued to certain of our officers under our incentive award plan (but not including options or shares of restricted common stock with an aggregate value of $5.5 million that we have committed to grant to certain officers no later than one year following the consummation of our IPO, which occurred on June 27, 2003), plus the aggregate value of the Units not held by us, plus the book value of our total consolidated indebtedness. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service and which could adversely affect our cash flow and our ability to make expected distributions to you. Higher leverage also increases the risk of default on our obligations.

       Our success depends on key personnel whose continued service is not guaranteed.

       We depend on the efforts of key personnel, particularly Mr. Maguire, our Chairman and Co-Chief Executive Officer, and Mr. Gilchrist, a director and our Co-Chief Executive Officer and President. Among the reasons that Messrs. Maguire and Gilchrist are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost their services, our relationships with such personnel could diminish. In addition, Mr. Maguire is 68 years old and, although he has informed us that he does not currently plan to retire, his continued service to us cannot be guaranteed. Many of our other senior executives also have strong regional industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

       Our charter and Maryland law contain provisions that may delay, defer, or prevent transactions that may be beneficial to the holders of our common stock and series A preferred stock.

       Our charter contains a 9.8% ownership limit. Our Articles of Amendment and Restatement (our “charter”), subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership, direct or indirect, of in excess of 9.8% of the value of our outstanding shares of our common stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might be in the best interest of our stockholders.

       We could authorize and issue stock without stockholder approval. Our charter authorizes our board of directors to authorize additional shares of our common stock or preferred stock, issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. Although our board of directors has no such intention at the present time, it could establish another series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction that might be in the best interest of our stockholders.

       Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including: (i) “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and (ii) “control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. Our charter, bylaws, the partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might otherwise be in the best interest of our stockholders.

       We and the Predecessor have had historical accounting losses; we may experience future losses.

       We and the Predecessor have had losses before minority interests of approximately $61.6 million in the year ended December 31, 2003 and $15.2 million and $19.9 million in the years ended December 31, 2002 and 2001, respectively. There can be no assurance that we will not incur net losses in the future.

       Market interest rates and other factors may affect the value of our common stock and series A preferred stock.

       One of the factors that will influence the price of our common stock and series A preferred stock will be the dividend yield on the common stock and series A preferred stock relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock and series A preferred stock to go down. The trading price of the shares of common stock and series A preferred stock would also depend on many other factors, which may change from time to time, including:

•	prevailing interest rates;

•	the market for similar securities;

•	the attractiveness of REIT securities in comparison to the securities of other companies, taking into account, among other things, the higher tax rates imposed on dividends paid by REITs;

•	government action or regulation;

•	general economic conditions; and

•	our financial condition, performance and prospects.

       Our revolving credit facility prohibits us from redeeming the common stock and series A preferred stock and may limit our ability to pay dividends on our common stock and series A preferred stock.

       Our revolving credit facility prohibits us from redeeming or otherwise repurchasing any shares of our capital stock, including the common stock and series A preferred stock. Our revolving credit facility also prohibits us from distributing to our stockholders more than 95% of our funds from operations (as defined in our revolving credit facility) during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes. As a result, if we do not generate sufficient funds from operations (as defined in our revolving credit facility) during the twelve months preceding any common stock and series A preferred stock dividend payment date, we would not be able to pay all or a portion of the accumulated dividends payable to our holders of common stock and series A preferred stock on such payment date without causing a default under our revolving credit facility. In the event of a default under our revolving credit facility, we would be unable to borrow under our revolving credit facility and any amounts we have borrowed thereunder could become due and payable.

Forward-Looking Statements

       We make statements in this Form 10-K that are “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in Southern California;

•	general economic conditions;

•	future terrorist attacks in the U.S.;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to successfully develop properties;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

       For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section above entitled “Risk Factors.”

ITEM 2.	PROPERTIES

Existing Portfolio

       At December 31, 2003, our portfolio, all 100% owned, totaled approximately 10.6 million square feet, consisting of nine office properties with approximately 7.1 million net rentable square feet, one 350-room hotel with 266,000 square feet, and combined on- and off-site parking of approximately 3.3 million square feet, accommodating 12,000 vehicles under monthly contract. We also own an undeveloped two-acre land parcel adjacent to an existing office property that we believe can support approximately 300,000 net rentable square feet of office development.

       The following table summarizes our existing portfolio as of December 31, 2003:

					Percentage				Annualized
				Net	of Net				Rent Per
				Rentable	Rentable			Percent	Leased
		Number of	Year Built/	Square	Square	Percent	Annualized	Annualized	Square
Office Properties	Location	Tenants	Renovated	Feet(1)(2)	Feet	Leased	Rent(3)	Rent	Foot(4)

US Bank Tower	Los Angeles	43	1989	1,374,883	19.5%	90.4%	$35,808,181	25.3%	$28.80
Gas Company Tower(5)	Los Angeles	16	1991	1,335,957	18.8	96.4	34,508,186	24.3	26.79
Wells Fargo Tower	Los Angeles	58	1982	1,382,326	19.5	83.6	21,134,886	14.9	18.28
KPMG Tower	Los Angeles	28	1983	1,121,638	15.8	87.0	19,129,014	13.5	19.60
One California Plaza(6)	Los Angeles	33	1985	981,667	13.8	91.0	13,264,322	9.3	14.84
Plaza Las Fuentes(7)	Pasadena	13	1989	185,376	2.6	91.3	3,150,875	2.2	18.61
Glendale Center	Glendale	4	1973/ 1996	382,888	5.4	100.0	7,416,764	5.2	19.37
Cerritos Corporate Center Phase I (8)(9)	Cerritos	1	1999	221,968	3.1	100.0	5,367,540	3.8	24.18
Cerritos Corporate Center Phase II (8)(9)	Cerritos	—	2001	104,567	1.5	100.0	2,141,371	1.5	20.48

Portfolio Total/ Weighted Average:		196		7,091,270	100.0%	90.8%	$141,921,139	100.0%	$22.05

			Percentage
			of Vehicle
		Vehicles	Capacity
		Under	Under
	Vehicle	Monthly	Monthly	Square
Garage Properties	Capacity(10)	Contract(11)	Contract(12)	Footage

On-Site Parking	7,932	9,409	118.6%	2,307,547
Off-Site Garages(13)	2,749	2,895	105.3%	958,087

Total/ Weighted Average:	10,681	12,304	115.2	3,265,634

						Year Ended December 31, 2003

							Average	Revenue Per
		Percent		Square	Available	Average	Daily	Available
Hotel Properties	Location	Ownership	Year Built	Footage	Rooms	Occupancy(14)	Rate(15)	Room(16)

Plaza Las Fuentes Westin(7)	Pasadena	100	1989	266,000	350	75.8%	$123.59	$93.63

Total Existing Portfolio Square Footage:				10,622,904

(1)	Net rentable square feet as it relates to our office properties includes retail and storage space, but excludes on-site parking.

(2)	Each of the properties in our portfolio has been measured or remeasured in accordance with Building Owners and Managers Association (BOMA) 1996 measurement guidelines, and the garage and hotel square footages in the charts in this report are shown on this basis. However, the total office portfolio net rentable square feet shown in the charts in this report represents the sum of the square footages of existing leases, some of which do not reflect BOMA 1996 measurement guidelines, and the square footage of available space, all of which reflects BOMA 1996 measurement guidelines. If the total office portfolio net rentable square footage were presented on a basis consistent with BOMA 1996 measurement guidelines, the total office square footage would be 7,353,661 net rentable square feet.

(3)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2003. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2003 for the twelve months ending December 31, 2003 were $1,855,654 of base rent abatements and $1,046,277 of operating expense abatements.

(4)	Annualized rent per leased square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.

(5)	Includes 28,761 net rentable square feet of office space at our 808 South Olive garage with annualized rent of $182,356 as of December 31, 2003.

(6)	We hold a leasehold interest in One California Plaza under a long-term ground lease with the Community Redevelopment Agency of the City of Los Angeles, California.

(7)	We hold a leasehold interest in Plaza Las Fuentes and the Plaza Las Fuentes Westin Hotel under a long-term airspace lease with the Pasadena Community Development Commission.

(8)	We hold a leasehold interest in Cerritos Corporate Center Phase I and Phase II under a long-term ground lease with the Cerritos Redevelopment Agency.

(9)	AT&T Wireless occupies both Cerritos Phase I and Phase II.

(10)	Vehicle capacity represents total estimated available parking spaces including aisle area.

(11)	Vehicles under monthly contract represents the total amount of monthly parking passes for which we collected a fixed amount as of December 31, 2003.

(12)	Percentage of vehicle capacity under monthly contract represents vehicles under monthly contract divided by vehicle capacity. Due to tenants utilizing our garages at varying times, we are able to sell monthly contracts in excess of vehicle capacity; thus, percentage of vehicle capacity under monthly contract may exceed 100% of the vehicle capacity in our garages.

(13)	Our off-site garages consist of our X-2, Westlawn and 808 South Olive garages, all in the LACBD.

(14)	Average occupancy represents the number of occupied rooms in the applicable period divided by the product of the total number of rooms and 365 days in the period.

(15)	Average daily rate represents the total room revenue for the applicable period divided by the number of occupied rooms.

(16)	Revenue per available room, or REVPAR, represents the total room revenue per total available rooms for the applicable period and is calculated by multiplying average occupancy by the average daily rate.

Tenant Information

       Our office portfolio is currently leased to 196 tenants, many of which are nationally recognized firms in the financial services, entertainment, accounting and law sectors. The following table sets forth information regarding the 20 largest tenants in our office portfolio based on annualized rent as of December 31, 2003:

MAJOR TENANTS BY ANNUALIZED RENT

						% of	Weighted
						Aggregate	Average
					Total	Leased	Remaining
				% of Total	Leased	Square Feet	Lease Term
			Annualized	Annualized	Square	of Existing	in	S & P Credit Rating/ National
	Tenant	Location	Rent(1)	Rent	Feet	Portfolio	Months(2)	Recognition(3)

	Rated
1	Southern California Gas Company	GCT	$16,585,913	11.7%	558,318	7.9%	94	A+
2	Wells Fargo Bank	USBT/WFT	10,217,938	7.2%	432,855	6.1%	74	AA-
3	Sempra (Pacific Enterprises)	USBT/WFT	8,504,539	6.0%	225,756	3.2%	78	A
4	AT&T Wireless	CERR I & II	7,508,911	5.3%	326,535	4.6%	116	BBB
5	Los Angeles Unified School District	KPMG	5,013,522	3.5%	260,498	3.7%	29	AA-
6	Bank of America	GLEN	3,690,973	2.6%	205,849	2.9%	74	A+
7	Disney Enterprises	GLEN	3,085,885	2.2%	156,215	2.2%	90	BBB+
8	US Bank	USBT	2,440,483	1.7%	121,645	1.7%	138	AA-
9	Time Warner Entertainment	GLEN	1,653,549	1.2%	70,134	1.0%	28	BBB+

	Total Rated/ Weighted Average (4)		58,701,713	41.4%	2,357,805	33.3%	83

	Unrated — Nationally Recognized
10	Latham & Watkins	GCT/USBT	$10,038,237	7.1%	351,524	5.0%	80	4th Largest US Law Firm
11	Morrison & Foerster	GCT	7,009,070	4.9%	192,775	2.7%	94	21st Largest US Law Firm
12	Gibson Dunn & Crutcher	WFT	7,437,012	5.2%	292,388	4.1%	154	15th Largest US Law Firm
13	Jones, Day, Reavis & Pogue	GCT	4,982,380	3.5%	152,166	2.1%	34	3rd Largest US Law Firm
14	White & Case	USBT	3,792,160	2.7%	94,804	1.3%	95	9th Largest US Law Firm
15	Munger Tolles & Olson	KPMG	3,498,539	2.5%	125,623	1.8%	38	Prominent Regional Law Firm
16	KPMG	KPMG/USBT	3,160,009	2.2%	199,329	2.8%	112	4th Largest US Accounting Firm
17	Bingham McCutchen	1CP/KPMG	3,008,958	2.1%	155,285	2.2%	68	29th Largest US Law Firm
18	Skadden, Arps, Slate, Meagher & Flom	1CP	1,977,028	1.4%	152,576	2.2%	95	1st Largest US Law Firm
19	Morgan, Lewis & Bockius	1CP/WFT	1,903,157	1.3%	104,643	1.5%	98	17th Largest US Law Firm
20	Sidley Austin Brown & Wood	GCT	1,633,120	1.2%	122,463	1.7%	60	5th Largest US Law Firm

	Total Unrated/ Weighted Average (4)		48,439,670	34.1%	1,943,576	27.4%	90

	Total/ Weighted Average(4)		$107,141,383	75.5%	4,301,381	60.7%	87

LEGEND:	GCT	Gas Company Tower
	USBT	US Bank Tower
	WFT	Wells Fargo Tower
	CERR I & II	Cerritos Corporate Center Phase I and Phase II
	KPMG	KPMG Tower
	GLEN	Glendale Center
	1 CP	One California Plaza

(1)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2003. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

(2)	Assumes the exercise of no renewal options and the exercise of all early termination options.

(3)	S&P credit ratings are as of December 31, 2003, and rankings of law firms are based on total gross revenue in 2002 as reported by American Lawyer Media’s LAW.com.

(4)	The weighted average calculation is based on the net rentable square fee leased by each tenant.

       As of December 31, 2003, we had 196 tenants. The following table presents the diversification of the tenants occupying space in our portfolio by industry as of December 31, 2003.

				Percentage
			Total	of Office
			Leased	Portfolio
NAICS	North American Industrial Classification System	Annualized	Square	Leased
Code	Description	Rent	Feet	Square Feet

541	Professional, Scientific and Technical Services	$58,110,949	2,566,386	39.9%
521 — 525	Finance and Insurance	31,954,643	1,749,682	27.2%
221	Utilities	25,090,452	784,074	12.2%
511 — 518	Information	13,480,517	627,892	9.8%
611	Educational Services	5,013,522	260,498	4.0%
531 — 532	Real Estate and Rental and Leasing	2,840,600	154,567	2.4%
721 — 722	Accommodation and Food Services	2,251,627	111,733	1.7%
236	Construction	500,960	26,423	0.4%
811 — 813	Other Services (except Public Administration)	374,211	26,316	0.4%
442 — 453	Retail Trade	415,774	24,962	0.4%
323 — 337	Manufacturing	152,453	9,352	0.1%
713	Arts, Entertainment, and Recreation	231,922	12,200	0.2%
484 — 492	Transportation and Warehousing	217,263	4,306	0.1%
561	Administrative and Support and Waste Management and Remediation Services	627,553	41,779	0.6%
551	Management of Companies and Enterprises	83,175	3,327	0.1%
927	Public Administration	575,518	32,339	0.5%

		$141,921,139	6,435,836	100.0%

Lease Terms

       Our leases are typically structured for terms of five to ten years. Leases usually contain provisions permitting tenants to renew expiring leases at prevailing market rates. Most of our leases are triple net and modified gross leases. Triple net and modified gross leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking places. We are generally responsible for structural repairs.

Lease Distribution

       The following table presents information relating to the distribution of leases in the properties in our office portfolio based on net rentable square feet under lease, as of December 31, 2003:

				Percentage		Percentage
			Total	of Office		of Office
	Number	Percentage	Leased	Portfolio		Portfolio
Square Feet	of	of All	Square	Leased	Annualized	Annualized
Under Lease	Leases	Leases	Feet	Square Feet	Rent	Rent

2,500 or less	61	27.9%	59,313	0.9%	$1,522,026	1.1%
2,501-10,000	66	30.1	382,217	5.9	7,033,932	5.0
10,001-20,000	35	16.0	496,900	7.7	7,701,821	5.4
20,001-40,000	18	8.2	489,266	7.6	7,743,086	5.5
40,001-100,000	21	9.6	1,370,641	21.3	25,684,983	18.0
Greater than 100,000	18	8.2	3,637,499	56.6	92,235,291	65.0

Total:	219	100.0%	6,435,836	100.0%	$141,921,139	100.0%

Lease Expirations

       The following table presents a summary schedule of the lease expirations for our office portfolio for leases in place at December 31, 2003 plus available space, for each of the ten calendar years beginning January 1, 2004. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

							Annualized
		Square	Percentage		Percentage	Annualized	Rent Per
	Number	Footage	of Office		of Office	Rent Per	Leased
	of	of	Portfolio		Portfolio	Leased	Square Foot
	Leases	Expiring	Square	Annualized	Annualized	Square	at
Year	Expiring	Leases	Feet	Rent	Rent	Foot(1)	Expiration(2)

Available		655,434	9.2%
2004	52	279,354	3.9	$4,580,313	3.2%	$16.40	$16.43
2005	28	612,552	8.6	13,971,407	9.8	22.81	22.73
2006	28	796,347	11.2	17,412,138	12.3	21.87	22.28
2007	30	449,992	6.4	9,403,551	6.6	20.90	23.35
2008	20	322,757	4.6	5,263,037	3.7	16.31	16.68
2009	9	430,293	6.1	10,949,309	7.7	25.45	25.98
2010	9	433,123	6.1	11,975,520	8.5	27.65	30.14
2011	11	1,190,051	16.8	27,223,447	19.2	22.88	29.08
2012	9	254,841	3.6	4,421,262	3.1	17.35	22.67
2013	12	696,443	9.8	14,281,671	10.1	20.51	19.62
Thereafter	11	970,083	13.7	22,439,484	15.8	23.13	24.43

Total/ weighted average:	219	7,091,270	100.0%	$141,921,139	100.0%	$22.05	$23.78

(1)	Annualized rent per leased square foot represents annualized rent, as of December 31, 2003, divided by total square footage under lease as of the same date.

(2)	Annualized rent per leased square foot at expiration represents annualized rent including any future rent steps, and thus represents the rent that will be in place at lease expiration.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the indicated dates, the percentage leased and annualized rent per leased square foot for the properties in our office portfolio through December 31, 2003:

		Annualized Rent
		Per Leased
Date	Percent Leased	Square Foot(1)

December 31, 2003	90.8%	$22.05
December 31, 2002	90.7	20.86
December 31, 2001	93.9	21.21

(1)	Annualized rent represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

Historical Tenant Improvements and Leasing Commissions(1)

The following table sets forth certain historical information regarding tenant concessions and leasing commission costs for tenants at the properties in our office portfolio through December 31, 2003. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they were actually paid.

	Year Ended December 31,

	2003	2002	2001

Renewals(2)
Number of Leases	17	19	14
Square Feet	142,326	330,096	395,332
Tenant Concession Costs per Square Foot	$37.01	$2.01	$1.11
Leasing Commission Costs per Square Foot(3)	9.87	5.35	1.67
Total Tenant Concession and Leasing Commission Costs per Square Foot	$46.88	$7.36	$2.78
New/ Modified Leases(4)(5)
Number of Leases	40	17	29
Square Feet	861,703	152,237	387,028
Tenant Concession Costs per Square Foot	$108.97	$32.76	$25.36
Leasing Commission Costs per Square Foot(3)	19.73	7.72	8.24
Total Tenant Concession and Leasing Commission Costs per Square Foot	$128.70	$40.48	$33.60
Total
Number of Leases	57	36	43
Square Feet	1,004,029	482,333	782,360
Tenant Concession Costs per Square Foot	$134.76	$11.71	$13.11
Leasing Commission Costs per Square Foot(3)	16.02	6.10	4.92
Total Tenant Concession and Leasing Commission Costs per Square Foot	$150.78	$17.81	$18.03

(1)	Based on leases executed during the period. Excludes leases of related parties and excludes build out costs for raw space. In conjunction with our IPO, leasing reserves were established for tenant concessions and leasing commissions related to leases executed as of May 30, 2003.

(2)	Does not include retained tenants that have relocated to new space or expanded into new space.

(3)	Leasing commission costs exclude any commission paid to related parties.

(4)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

(5)	Includes costs for lease modifications related to Gibson Dunn for 268,268 net rentable square feet effective July 1, 2003, Morrison Foerster for 138,776 net rentable square feet effective July 1, 2004, and White & Case for 59,402 net rentable square feet effective July 1, 2004.

Historical Capital Expenditures

The following table sets forth certain information regarding historical non-recoverable and recoverable capital expenditures at the properties in our office portfolio through December 31, 2003. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases, but are borne by us to the extent of the unleased space in our portfolio.

	Year Ended December 31,

	2003	2002	2001

Non-recoverable capital expenditures	$151,512	$813,239	$804,588
Total square feet	6,793,496	6,701,701	6,658,786
Non-recoverable capital expenditures per square foot	$0.02	$0.12	$0.12
Recoverable capital expenditures(1)	$1,341,282	$6,677,588	$2,620,791
Total square feet	6,793,496	6,701,701	6,658,786
Recoverable capital expenditures per square foot	$0.20	$1.00	$0.39

(1)	Recoverable capital expenditures, such as equipment upgrades, are generally financed through a capital lease. The annual amortization, based on each asset’s useful life, as well as any financing costs, are generally billed to tenants on an annual basis as payments are made. The amounts presented represent the total value of the expenditures in the year they are made.

The following table sets forth certain information regarding historical capital expenditures at our hotel property through December 31, 2003:

	Year Ended December 31,

	2003		2002	2001

Historical hotel improvements, equipment upgrades and replacements	$1,393,598	(1)	$760,044	$546,543
Total hotel revenue	18,449,302		20,004,807	19,345,688
Capital expenditures as a percentage of hotel revenue	7.55%		3.80%	2.83%

(1)	The Plaza Las Fuentes Westin Hotel is undergoing certain renovations through December 2005. The total re-branding, upgrading and renovation costs are estimated at $10.1 million, of which $3.5 million will be funded by Westin and the remainder of which will be financed out of current and future furniture, fixture and equipment reserves and potentially from borrowings under our revolving credit facility.

Option and Undeveloped Properties

       Our option and undeveloped portfolio consists of properties containing 1,023,915 of developed or developable square feet.

       The following table summarizes our option and undeveloped portfolio as of December 31, 2003:

				Developed/
		Percentage		Developable
Property	Location	Leased	Acreage	Square Feet	Status

Option Properties
1733 Ocean Avenue	Santa Monica, CA	40%	N/A	91,398	Construction complete
Western Asset Plaza(1)	Pasadena, CA	76%	N/A	256,987	Construction complete
Playa Vista — Water’s Edge I(2)	Los Angeles, CA	100%	N/A	245,530	Construction complete
Playa Vista — Water’s Edge II(2)	Los Angeles, CA	N/A	2	130,000	Undeveloped
Undeveloped Owned Properties
Glendale Land Parcel	Glendale, CA	N/A	2	300,000	Undeveloped

			Total	1,023,915

(1)	Substantial completion date was December 11, 2003.

(2)	We hold an option on a 12.5% partnership interest in these two properties.

       We have entered into the following option agreements with entities controlled by Mr. Maguire granting our operating partnership the right to acquire each of the following three option properties or interests therein.

1733 Ocean Avenue

       Under our option to acquire 1733 Ocean Avenue, we may acquire from Maguire Partners — 1733 Ocean, LLC, an entity affiliated with Mr. Maguire, its rights in the property, including the leasehold interest, the right of first refusal and the right of first negotiation, at any time prior to June 27, 2008 for Units with a value equal to the lower of fair market value and Mr. Maguire’s and related entities’ cost related to the acquisition, financing, leasing, entitlement, operation, maintenance and development of the property plus an 8% per annum return on their net equity investment in the property. The option price is payable in Units and through assumption of indebtedness. We have a right of first refusal during the longer of the option term and the term of Mr. Maguire’s non-competition agreement with respect to any proposed sale of 1733 Ocean Avenue at the lower of the price set forth above and any proposed offer price to a third party. Our option expires on June 27, 2008, or earlier if we do not exercise our right of first refusal and the property is transferred to a third party.

Western Asset Plaza

       Under our option to acquire Western Asset Plaza under an agreement with Maguire Partners — 385 Colorado, LLC, an entity affiliated with Mr. Maguire, we may acquire the property at anytime prior to December 11, 2008 for Units with a value equal to Mr. Maguire’s and related entities’ costs related to the acquisition, financing, leasing, entitlement, operation, maintenance and development of the property plus an 8% per annum return on their net equity investment in the property. The option price is payable in Units and through assumption of indebtedness. We have a right of first refusal during the longer of the option term and the term of Mr. Maguire’s non-competition agreement with respect to any proposed sale of Western Asset Plaza at the lower of the price set forth above and any proposed offer price to a third party. Our option expires five years from completion of development or, earlier, if we do not exercise our right of first refusal and the property is transferred to a third party.

Playa Vista — Water’s Edge

       Under our option to acquire the 12.5% interest in the entity that owns the Water’s Edge development currently held by Maguire Partners PV — Investor Partnership, L.P., an entity controlled by Mr. Maguire, we may acquire that interest at any time prior to June 27, 2008 for Units with a value equal to the investment of Mr. Maguire and related entities in such 12.5% interest, plus an 8% per annum return on their net equity investment in such interest. The option price is payable in Units and through assumption of indebtedness. We have a right of first refusal during the longer of the option term and Mr. Maguire’s non-competition agreement with respect to the proposed sale of this 12.5% interest at the lower of the price set forth above and any proposed offer price to a third party. Our option expires on June 27, 2008 or if we do not exercise our right of first refusal and the interests are transferred to a third party.

Right of First Offer

       We have a right of first offer relating to Solana, a 1.4 million square foot office, hotel and retail property in the Dallas/ Ft. Worth, Texas area and the 322-acre Solana land parcel, each of which is controlled by Mr. Maguire. Pursuant to this right, we may make the first offer to purchase these properties if these entities of Mr. Maguire decide to sell them or, alternatively, match the terms of an unsolicited third party offer. If we make an offer that is rejected or elect not to match the unsolicited offer, these entities of Mr. Maguire can sell the property or properties on which we made an offer, but only to a third party within 120 days, on terms that are as good or better to the selling entity than the terms of our offer. Any purchase by us of these properties is required to be paid by us with Units, with each Unit valued at the then-fair market value of a share of our common stock, or, if we and the applicable property owner(s) agree(s), in cash.

Secured Debt

       As of December 31, 2003, we had approximately $1.21 billion of outstanding consolidated debt. This indebtedness was comprised of six mortgages secured by seven of our properties (the US Bank, Gas Company, Wells Fargo and KPMG Towers, One California Plaza, Glendale Center and 808 South Olive garage) and two mezzanine loans secured by a pledge of the equity interests in the fee owners of 808 South Olive garage and Gas Company Tower. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 8, Note 4, of Notes to Consolidated and Combined Financial Statements” included in this report.

ITEM 3.	LEGAL PROCEEDINGS

Tax Litigation Matter

       We are facing a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that one of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS asserts that these costs should be treated as non-depreciable costs associated with the land. If the IRS’s view were to prevail in tax court, we would lose approximately $3.5 million in depreciation deductions in each of the next ten fiscal years. The trial date was held on March 17, 2004, and a decision in the matter is expected shortly. Although an outcome cannot be predicted with any certainty, we have contested all asserted claims vigorously and we believe that we will not incur a material loss in connection with this matter.

Other Litigation or Claims

       In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “MPG” since June 25, 2003. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Last	Distributions

Period June 25, 2003 to June 30, 2003	$19.40	$19.00	$19.25	$0.0176
Quarter Ended September 30, 2003	$21.00	$19.00	$20.50	$0.4000
Quarter Ended December 31, 2003	$24.46	$20.32	$24.30	$0.4000

       The closing price of our common stock as of March 24, 2004 was $24.50.

       We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

       Subject to the distribution requirements applicable to REITs under the Code, we intend, to the extent practicable, to invest substantially all of the proceeds from sales and refinancings of our assets in real estate-related assets and other assets. We may, however, under certain circumstances, make a distribution of capital or of assets. Such distributions, if any, will be made at the discretion of our board of directors. Distributions will be made in cash to extent that cash is available for distribution.

       As of March 17, 2004, there were 24 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

       On June 27, 2003, we consummated our IPO. The shares of common stock sold in our IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-101170) on Form S-11 that was declared effective by the Securities and Exchange Commission on June 24, 2003. All 36,510,000 shares of common stock registered under such Registration Statement were sold at a price to the public of $19.00 per share, generating gross proceeds of approximately $693.7 million. The net proceeds to us were approximately $624.4 million after deducting an aggregate of $50.1 million in underwriting discounts and commissions paid to the underwriters and $19.2 million in other expenses incurred in connection with our IPO. All of the shares of common stock were sold by us and there were no selling stockholders in our IPO. On July 8, 2003, we sold an additional 5,476,500 shares of our common stock as a result of the underwriters’ exercise of their over-allotment option. The gross proceeds from the sale of these additional shares totaled $104.1 million and the net proceeds were $97.6 million. Upon the closing of the sale of these additional shares, our IPO terminated.

       We contributed the net proceeds from our IPO to our operating partnership. In addition, on or around the consummation of our IPO, certain of our subsidiaries entered into refinancing transactions pursuant to which:

•	our subsidiary that owns a fee simple interest in US Bank Tower borrowed $260.0 million under a mortgage and mezzanine loan from Greenwich Capital Financial Products, Inc., and paid approximately $4.2 million in origination fees and costs;

•	our subsidiaries that own fee simple interests in Gas Company Tower and 808 South Olive Garage borrowed $250.0 million under a mortgage loan with Bank of America, N.A. and $30.0 million under a mezzanine loan with Bank of America, N.A. and paid approximately $5.5 million in origination fees and costs; and

•	our subsidiary that owns a fee simple interest in Wells Fargo Tower borrowed $250.0 million under a mortgage loan comprised of multiple notes with Greenwich Capital Financial Products, Inc. and paid approximately $4.2 million in origination fees and costs.

       In addition, our operating partnership entered into the $100.0 million secured line of credit, of which $84.2 million was available for borrowing on February 29, 2004.

       Our operating partnership subsequently used the proceeds received from us, the $776.1 million of net proceeds from the refinancing transactions, $39.3 million of restricted cash that was released upon consummation of our IPO as follows (all amounts approximate):

•	$995.5 million to repay certain mortgage, mezzanine, repurchase facility, and revolving indebtedness and the related accrued interest thereon;

•	$79.5 million for related prepayment penalties, exit fees and defeasance costs ($33.6 million of which was offset against loan premiums recorded in connection with purchase accounting entries);

•	$311.6 million paid to unaffiliated third parties to acquire properties or interests in properties in our portfolio, comprised of:

◦	$75.2 million paid to a public REIT to acquire a 100% indirect leasehold interest in Cerritos Corporate Center Phase I and Phase II (does not include a $3.8 million deposit paid prior to our IPO);

◦	$79.1 million paid to an affiliate of Wells Fargo Bank, N.A., to acquire an additional 42% interest in Wells Fargo Tower;

◦	$86.0 million to redeem a preferred equity interest in US Bank Tower held by an affiliate of Credit Suisse First Boston LLC;

◦	$7.3 million paid to third party holders of ownership interests in various property entities;

◦	$53.0 million paid to BankAmerica Realty Services, Inc. to purchase the additional interests in Glendale Center not owned by us; and

◦	$11.0 million to purchase from Disney Enterprises a profit participation in Glendale Center;

•	$15.2 million in cash bonuses, tax gross-ups and accrued compensation, including approximately $8.9 million to an employee who resigned in connection with our IPO;

•	$35.2 million to fund tenant improvement and leasing commission reserves (as of December 31, 2003, approximately $16.1 million of this amount remained and was still reserved for tenant improvements and leasing commissions);

•	$5.8 million in miscellaneous contributed liabilities; and

•	$2.0 million in fees and costs for the $100.0 million secured credit facility.

       We used the remaining proceeds from our IPO to fund working capital, capital expenditures and reserves, tenant improvements and improvements to our hotel.

ITEM 6.	SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated financial and operating data on a historical basis for our company, and on a combined historical basis for the Predecessor. We have not presented historical information for our company prior to June 27, 2003, the date on which we consummated our IPO, because during the period from our formation until our IPO, we did not have material corporate activity.

       The Predecessor combined historical financial information includes the following entities, which are a subset of the entities referred to collectively in this Form 10-K as the Maguire Organization, for periods prior to June 27, 2003:

•	the property management, leasing and real estate development operations of Maguire Partners Development, Ltd.;

•	the real estate operations for certain entities that owned Plaza Las Fuentes and the Plaza Las Fuentes Westin Hotel, Gas Company Tower (beginning December 21, 2000), 808 South Olive garage (beginning December 21, 2000) and KPMG Tower (beginning September 13, 2002); and

•	investments in and equity in net income or loss from the operations for certain real estate entities that owned Gas Company Tower, 808 South Olive garage and KPMG Tower prior to the dates listed above and US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

The owners of the Predecessor were Mr. Maguire and certain others who had minor ownership interests.

       The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

THE COMPANY AND THE PREDECESSOR

(in thousands except for per share data)

	The Company	The Predecessor

	Period	Period
	June 27,	January 1,
	2003	2003	Year Ended
	through	through
	December 31,	June 26,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2001	2000	1999

Statement of Operations Data:
Rental revenues	$73,084	$28,732	$44,266	$39,028	$4,750	$4,282
Tenant reimbursements	35,181	13,165	20,234	14,977	2,056	1,335
Hotel operations	9,711	8,738	20,005	19,346	23,879	22,908
Other revenues	19,396	8,110	15,993	13,644	8,005	8,195

Total revenues	137,372	58,745	100,498	86,995	38,690	36,720

Rental property operating and maintenance expenses	27,600	12,326	17,006	12,333	3,076	2,547
Hotel operating and maintenance expenses	6,925	6,784	15,556	13,735	15,554	14,803
Real estate taxes	10,775	3,006	4,532	3,760	607	449
Parking expenses	3,733	1,434	1,727	1,316	35	—
General and administrative expenses	20,557	7,261	14,835	12,075	11,525	6,945
Depreciation and amortization expense	30,811	11,387	16,774	14,410	3,546	3,688
Interest expense	26,206	24,853	38,975	45,772	34,511	31,564
Loss from early extinguishment of debt	46,760	6,667	3,967	—	—	—
Other expenses	4,727	7,549	2,125	843	851	913

Total expenses	178,094	81,267	115,497	104,244	69,705	60,909

Equity in net income (loss) of uncombined real estate entities	(25)	1,648	(162)	(2,679)	3,065	2,302

Loss before gain on forgiveness of debt and minority interests	(40,747)	(20,874)	(15,161)	(19,928)	(27,950)	(21,887)
Gain on forgiveness of debt	—	—	—	—	161,159	—
Minority interests	(9,731)	275	(465)	(2,359)	(180)	—

Net income (loss)	$(31,016)	$(21,149)	$(14,696)	$(17,569)	$133,389	$(21,887)

Basic loss per share	$(0.74)

Diluted loss per share	$(0.74)

Weighted-average common shares outstanding:
Basic	42,009,487

Diluted	42,009,487

Cash Dividends declared per common share	$0.82

	The
	Company	The Predecessor
	December 31,	December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data (at end of period):
Investments in real estate, net	$1,553,449	$549,384	$400,653	$406,471	$82,674
Total assets	1,775,187	622,039	435,746	440,531	155,040
Mortgage and other secured loans	1,211,250	658,038	451,534	445,296	91,644
Total liabilities	1,343,185	781,207	556,669	538,046	352,576
Minority interests (deficit)	88,578	(12,889)	(12,424)	(10,065)	—
Stockholders’/owners’ equity (deficit)	343,424	(146,279)	(108,499)	(87,450)	(197,536)
Total liabilities and stockholders’/owners’ equity	1,775,187	622,039	435,746	440,531	155,040
Cash flows from (for the year ended):
Operating activities	$(70,826)	$3,283	$6,993	$(3,851)	$7,667
Investing activities	(446,513)	(28,024)	(2,889)	(20,538)	(3,861)
Financing activities	558,098	25,598	(4,066)	25,582	(3,608)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our IPO, the formation transactions and related refinancing transactions and certain other transactions. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors” and “Forward-Looking Statements.”

Overview

       We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the LACBD, and are primarily focused on owning and operating high quality office properties in the high-barrier-to-entry Southern California market. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2003, of our top 20 tenants, tenants generating 41.4% of the annualized rent of our office portfolio were rated investment grade by Standard & Poor’s, and tenants generating an additional 34.1% of the annualized rent of our office portfolio were nationally recognized professional service firms. The weighted-average remaining lease term of our office portfolio tenants was approximately seven years as of December 31, 2003.

       Our company was formed on June 26, 2002. During the period from our formation until we commenced operations upon consummation of our IPO on June 27, 2003, we did not have any material corporate activity other than the issuance of 100 shares of our common stock to Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in connection with the initial capitalization of our company. Because we believe that a discussion of the results of our company prior to the consummation of our IPO would not be meaningful, we have set forth below a discussion of our results of operations beginning June 27, 2003 and the Predecessor’s historical results of operations prior to that date.

       The Predecessor’s combined historical financial information includes the following entities, which are a subset of the entities referred to collectively as the “Maguire Organization” for the period prior to June 27, 2003:

•	the property management, leasing and real estate development operations of Maguire Partners Development, Ltd.;

•	the real estate operations for certain entities that owned Plaza Las Fuentes and the Plaza Las Fuentes Westin Hotel, Gas Company Tower (beginning December 21, 2000), 808 South Olive garage (beginning December 21, 2000) and KPMG Tower (beginning September 13, 2002); and

•	investments in and equity in net income or loss from the operations for certain real estate entities that owned Gas Company Tower, 808 South Olive garage and KPMG Tower prior to the dates listed above and US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

       The owners of the Predecessor were Mr. Maguire and certain others who had minor ownership interests.

       Upon consummation of our IPO, we acquired the remaining third party interests in US Bank Tower and Wells Fargo Tower and we acquired Cerritos Corporate Center, a 326,535 square foot office complex consisting of two Class A office properties, Cerritos Corporate Center Phase I and Phase II, located in the Cerritos submarket of Los Angeles, California. We also repaid or refinanced most of the debt that we assumed in connection with our IPO. Subsequent to our IPO, we completed the following significant transactions in 2003:

•	On August 29, 2003, we completed the acquisition of the remaining interests that we did not already own in Glendale Center, consisting of BankAmerica Realty Services Inc.’s 70% interest and Disney Enterprises’ distribution participation in the property. We also completed the defeasance of the existing $37.0 million property mortgage;

•	On October 14, 2003, we completed an $80.0 million, ten-year, interest only mortgage financing at a fixed rate of 5.73% for Glendale Center; and

•	On November 6, 2003, we completed the acquisition of One California Plaza, a 981,667 square foot office building located in the Bunker Hill submarket of the LACBD. The purchase price was $225.0 million, which was funded through cash on hand and a $146.3 million seven-year mortgage loan at a fixed rate of 4.73%.

       As of December 31, 2003, we own nine office properties with approximately 7.1 million net rentable square feet, a 350-room hotel with 266,000 square feet, total on- and off-site parking of approximately 3.3 million square feet and an undeveloped two-acre land parcel adjacent to an existing office property that we expect can support up to 300,000 net rentable square feet of office development. Through our services companies, we also manage and lease a 1.4 million square foot office, hotel and retail property located in the Dallas/ Ft. Worth, Texas area, a 91,398 square foot office building in Santa Monica, California and a 256,987 square foot office building in Pasadena, California for which we earn customary fees.

       We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services to our option and certain excluded properties. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rates to be paid, costs of tenant concessions, operating costs and real estate taxes, vacancy and general economic factors.

       During 2003, both demand for office space and new supply of competitive office properties in our markets were below historical averages. Consequently, rental and vacancy rates remained relatively flat throughout the year. Our portfolio operating strategy during the year focused upon two principal leasing initiatives: (i) releasing 160,349 square feet of office space at US Bank Tower that was vacated by Andersen LLP as a result of an early termination of its lease, which was scheduled to expire in May 2009, and (ii) completing early renewals of key tenant leases. The following summarizes the results of these initiatives:

•	In April 2003, we leased 154,865 square feet (including 24,208 square feet of space scheduled to commence in January 2007) in US Bank Tower to US Bank for a twelve-year term. We also leased 18,550 square feet to Wealth & Tax Advisory Services and 22,901 square feet to KPMG. These three leases accounted for all of the space vacated by Andersen LLP.

•	In July 2003, we completed an early renewal and modification of our lease with the law firm of Gibson Dunn & Crutcher at Wells Fargo Tower. Pursuant to the terms of the modified lease, the original term was extended from November 2012 to November 2017, the leased space was increased from 252,865 square feet to 268,268 square feet due to remeasurement and 24,120 square feet was added to the tenant’s leased space.

•	In July 2003, we completed an early renewal and modification of our lease with the law firm of Morrison & Forrester at Gas Company Tower. Pursuant to the terms of the modified lease, the original term was extended from October 2006 to September 2013 for 138,776 square feet of space and the leased space was increased from 180,230 square feet to 192,775 square feet for the remaining term of the existing lease due to remeasurement.

•	In January 2003, we completed an early renewal of our lease with the law firm of White & Case at US Bank Tower. Pursuant to the terms of the modified lease, the original term was extended from August 2005 to August 2015 for 59,402 square feet of space and the leased space was increased from 91,668 square feet to 94,804 square feet for the remaining term of the existing lease due to remeasurement.

       Each of these lease transactions was completed at rental rate and tenant incentive amounts we believe are commensurate with market terms for the office market in which the relevant property is located.

Factors Which May Influence Future Results of Operations

       As of December 31, 2003, our office portfolio was 90.8% leased to 196 tenants. Approximately 3.9% of our leased square footage expires during 2004, approximately 8.6% of our leased square footage expires during 2005, and approximately 11.2% of our leased square footage expires during 2006. Our leasing strategy for 2004 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our buildings with lower occupancy rates, including Wells Fargo Tower (83.6% leased at December 31, 2003), KPMG Tower (87.0% leased at December 31, 2003), US Bank Tower (90.4% leased at December 31, 2003) and One California Plaza (91.0% leased at December 31, 2003). Finally, we may seek to enter into early renewals of leases scheduled to expire in 2005 and 2006, and identify new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.

       The success of our leasing strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan area. We are optimistic that market conditions will improve in 2004. However, without strong job growth in our markets, we do not expect to see significant improvement in occupancy or rental rates during the year.

       We believe that rental rates on leases expiring in 2004 are at or below those currently being achieved in our markets. Certain leases scheduled to expire in 2005 and 2006 have rental rates that exceed current market rental rates, and in some instances significantly exceed current market rental rates. We believe that if all such leases were renewed at current market rental rates, there would not be a significant adverse impact on future operations. However, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rental rates.

       We are planning to renovate rooms and public space at the Plaza Las Fuentes Westin Hotel in the second and third quarters of 2004. We expect the operating performance of the hotel to be negatively impacted in these quarters due to rooms being out of service and reduced demand from guests during the renovation.

       We believe that new real estate investments will have a significant impact on our future results of operations. Since our IPO, we have completed the acquisition of more than $325.0 million of office properties and currently have purchase commitments for approximately $260.0 million of investments. On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock for total gross proceeds of $250.0 million. We intend to use the net proceeds from such preferred stock offering principally to fund future acquisitions. Based on our current cash resources, we believe that currently we have the capacity to acquire approximately $700.0 million of new properties on a levered basis, including the $260.0 million pending acquisition of Park Place, a 1.7 million square foot office complex located in Irvine, California. There can be no assurance that we will complete additional acquisitions or successfully operate acquired properties. For a discussion of these risks and related risks, see the sections in this report entitled “Risk Factors — Risks Related to Our Properties and Our Business — We may be unable to complete acquisitions and successfully operate acquired properties” and “— We may be unable to successfully complete and operate developed properties.” If we are not successful in completing additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested proceeds of our preferred stock offering.

Critical Accounting Policies

Investments in Real Estate and Real Estate Entities

       The price that we pay to acquire a property is impacted by many factors including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated and combined financial statements. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated and combined statements of operations.

       We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

       When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

Revenue Recognition

       Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our consolidated and combined balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rent. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

       Hotel revenues are recognized when the services are rendered to the hotel guests. Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Generally, 50% of leasing fees are recognized upon the execution of the lease and the remainder upon tenant occupancy unless significant future contingencies exist. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

       We must make subjective estimates related to when our revenue is earned and the collectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002.

       Our and the Predecessor’s results of operations for the years ended December 31, 2003 and 2002 are not comparable due primarily to the impact of our IPO, the acquisitions of additional interests in existing properties and their resulting consolidation, acquisition of other properties, our new debt and the repayment or defeasance of a substantial portion of the debt we assumed upon the consummation of our IPO and acquisition of additional interests in Glendale Center. To facilitate a meaningful analysis of the results of operations, presented below are the aggregate results of operations for properties that were consolidated or combined in our and the Predecessor’s financial statements for the full year in both 2003 and 2002 (Gas Company Tower, Plaza Las Fuentes office, Plaza Las Fuentes Westin Hotel and 808 South Olive Garage) together with the results of our property management, leasing and development operations. We refer to this as the “Same Properties.”

       Additionally, we present results of operations included in our and the Predecessor’s consolidated and combined statements of operations for 2003 and 2002 for each property that was accounted for using the equity method of accounting for the years ended December 31, 2003 and/or 2002 prior to being consolidated or combined into our and the Predecessor’s financial statements. We refer to these properties as the “Additional Interests Properties” and they consist of US Bank Tower and Wells Fargo Tower, which were consolidated on June 27, 2003, Glendale Center, consolidated on August 29, 2003 and KPMG Tower which was consolidated for the whole year during 2003. The 2002 totals presented in the table include combining KPMG Tower beginning September 13, 2002. As of December 31, 2003, all of our properties are consolidated.

       Finally, we present the results of operations for the properties that we acquired from third parties during 2003 for the period from acquisition of such properties through December 31, 2003 included in our consolidated statement of operations for 2003. We refer to these properties as the “Acquisition Properties” and they consist of Cerritos Corporate Center Phases I and II, acquired on June 27, 2003 and One California Plaza, acquired on November 6, 2003. Information for these properties for the comparable period in 2002 is not available; therefore further analysis of comparison of the results of operations of these properties for the year ended December 31, 2003 to the year ended December 31, 2002 is not possible.

Consolidated and Combined Statements of Operations Information

(In thousands)

					Additional
					Interests		Acquisition
	Same Properties				Properties		Properties	Total Portfolio

			Increase/							Increase/
	2003	2002	Decrease	% Change	2003	2002	2003	2003	2002	Decrease	% Change

Revenues:
Rental	$38,172	$37,949	$223	0.6%	$57,094	$6,317	$6,550	$101,816	$44,266	$57,550	130.0%
Tenant reimbursements	16,510	16,205	305	1.9%	28,119	4,029	3,717	48,346	20,234	28,112	138.9%
Hotel operations	18,449	20,005	(1,556)	-7.8%	—	—	—	18,449	20,005	(1,556)	-7.8%
Parking	6,342	6,257	85	1.4%	12,597	1,619	429	19,368	7,876	11,492	145.9%
Management, leasing and development services to affiliates	5,108	7,673	(2,565)	-33.4%	—	—	—	5,108	7,673	(2,565)	-33.4%
Interest and other	2,681	233	2,448	1050.6%	346	211	3	3,030	444	2,586	582.4%

Total revenues	87,262	88,322	(1,060)	-1.2%	98,156	12,176	10,699	196,117	100,498	95,619	95.1%

Expenses:
Rental property operating and maintenance	13,279	12,525	754	6.0%	23,932	4,481	2,715	39,926	17,006	22,920	134.8%
Hotel operating and maintenance	13,709	15,556	(1,847)	-11.9%	—	—	—	13,709	15,556	(1,847)	-11.9%
Real estate taxes	4,693	3,881	812	20.9%	8,212	651	876	13,781	4,532	9,249	204.1%
Parking	1,405	1,367	38	2.8%	3,608	360	154	5,167	1,727	3,440	199.2%
General and administrative	27,818	14,835	12,983	87.5%	—	—	—	27,818	14,835	12,983	87.5%
Depreciation and amortization	14,915	14,653	262	1.8%	24,349	2,121	2,934	42,198	16,774	25,424	151.6%
Interest	19,024	31,914	(12,890)	-40.4%	30,807	7,061	1,228	51,059	38,975	12,084	31.0%
Loss from early extinguishment of debt	14,667	—	14,667	N/A	38,760	3,967	—	53,427	3,967	49,460	1246.8%
Other	11,758	2,125	9,633	453.3%	144	—	374	12,276	2,125	10,151	477.7%

Total expenses	121,268	96,856	24,412	25.2%	129,812	18,641	8,281	259,361	115,497	143,864	124.6%

Loss before equity in net income (loss) of real estate entities and minority interests	$(34,006)	$(8,534)	$(25,472)	298.5%	$(31,656)	$(6,465)	$2,418	$(63,244)	$(14,999)	$(48,245)	321.7%

       Presented below is combined statements of operations information for the Additional Interests Properties for the years ended December 31, 2003 and 2002. These totals are not included in our consolidated and combined statements of operations because we used the equity method of accounting to account for our share of the results of operations for these properties prior to June 27, 2003 for US Bank Tower and Wells Fargo Tower, September 13, 2002 for KPMG Tower and August 29, 2003 for Glendale Center. This combined information is presented to allow a meaningful year-to-year comparison of the operating results of these properties. This is the information with respect to the Additional Interests Properties that is discussed in our 2003 to 2002 comparison that follows.

Combined Statements of Operations Information

Additional Interests Properties
(In thousands)

			Increase/
	2003	2002	Decrease	% Change

Revenues:
Rental	$88,979	$83,362	$5,617	6.7%
Tenant reimbursements	42,841	38,837	4,004	10.3%
Parking	19,259	18,783	476	2.5%
Interest and other	6,885	3,426	3,459	101.0%

Total revenues	157,964	144,408	13,556	9.4%

Expenses:
Rental property operating and maintenance	43,398	42,615	783	1.8%
Real estate taxes	12,043	9,515	2,528	26.6%
Parking	5,555	5,352	203	3.8%
General and administrative	30	150	(120)	-80.0%
Depreciation and amortization	38,594	26,718	11,876	44.4%
Interest	51,201	60,167	(8,966)	-14.9%
Loss from early extinguishment of debt	38,760	3,967	34,793	877.1%
Other	2,659	—	2,659	N/A

Total expenses	192,240	148,484	43,756	29.5%

Net loss before minority interests	$(34,276)	$(4,076)	$(30,200)	740.9%

Rental Revenue

       Total portfolio rental revenue increased by $57.6 million, or 130.0%, to $101.8 million for the year ended December 31, 2003 compared to $44.3 million for the year ended December 31, 2002.

       Rental revenue for the Same Properties was comparable for 2003 at $38.2 million and 2002 at $37.9 million as a result of relatively stable occupancy. We experienced a small decline in occupancy for the Gas Company Tower in 2003 compared to 2002 primarily due to the early termination of a tenant lease, for which we received an early termination fee. Such fee is included in other revenue.

       Rental revenue for the Additional Interests Properties increased $5.6 million, or 6.7%, to $89.0 million for 2003 compared to $83.4 million for 2002. Rental revenue for the Additional Interests Properties for 2003 is net of amortization of the value recorded for acquired above market leases and includes amortization of acquired lease obligations related to below market leases, both related to purchase accounting entries recorded upon acquisition of the additional interests in these properties. Rental revenue for 2002 includes amortization of acquired leases obligations only for KPMG Tower beginning September 13, 2002, when the additional interests were acquired. Amortization of acquired lease obligations resulted in an aggregate increase in rental revenue of $3.7 million for Wells Fargo Tower, KPMG Tower and Glendale Center for 2003 compared to 2002 and amortization of acquired above market leases for US Bank Tower resulted in a decrease of rental revenue of $1.9 million for 2003 compared to 2002. Additionally, based on the percentage of interests acquired, a portion of the straight-line rent adjustment is calculated from the date of acquisition of the additional interests through the end of the lease terms, and a portion of the straight-line rent adjustment relating to existing interests is calculated from inception of the leases through the end of the lease terms. These purchase accounting related entries had the impact of increasing rental revenue for the Additional Interests Properties subsequent to the acquisition of additional interests, since free rent periods tend to be at the beginning of our leases.

       In addition to net increases in rental revenue for the Additional Interests Properties as a result of purchase accounting related entries, discussed above, rental revenue was impacted by increases and decreases related to occupancy. Wells Fargo Tower and Glendale Center experienced relatively comparable occupancy for 2003 and 2002 and KPMG Tower experienced a small decline in occupancy. Rental revenue for US Bank Tower was comparable for 2003 and 2002, but as a result of increases offsetting decreases. The increases are primarily a result of purchase accounting related entries along with higher rental rates achieved on the US Bank space compared to the rental rates for the former tenant, Andersen LLP and the decreases relate primarily to loss of revenue from the space vacated by Andersen LLP until April 2003 when the US Bank lease began.

       Finally, Acquisition Properties, contributed $6.6 million in rental revenue subsequent to their acquisition.

Tenant Reimbursements

       Total portfolio tenant reimbursement revenue increased $28.1 million, or 138.9%, to $48.3 million for the year ended December 31, 2003 compared to $20.2 million for the year ended December 31, 2002.

       Tenant reimbursement revenue for the Same Properties increased $0.3 million, or 1.9%, to $16.5 million for 2003 compared to $16.2 million for 2002, primarily as a result of an increase in property expenses, particularly real estate taxes which are discussed below, offset by a decrease resulting from a small decline in occupancy for Gas Company Tower. Expenses eligible for reimbursement are allocated on a pro rata basis to leaseable space and we do not receive reimbursement of expenses allocated to vacant space.

       Tenant reimbursement revenue for the Additional Interests Properties increased $4.0 million, or 10.3%, to $42.8 million for 2003 compared to $38.8 million for 2002, primarily due to increases resulting from increased expenses, particularly real estate tax expenses which are discussed below, expense reimbursement credits granted to two tenants during 2002 that did not recur in 2003, reimbursement of cost saving improvements that were placed in service in early 2003 for Wells Fargo Tower and KPMG Tower, partially offset by decreases resulting from a small decline in occupancy for KPMG Tower in 2003 compared to 2002 and no tenant reimbursement of expenses related to the space vacated by Andersen LLP in US Bank Tower until the US Bank lease began in April 2003.

       Acquisition Properties contributed $3.7 million in tenant reimbursements revenue in 2003.

Hotel Operations

       Hotel operation revenue decreased $1.6 million, or 7.8%, to $18.4 million for the year ended December 31, 2003 compared to $20.0 million for the year ended December 31, 2002. Hotel operating and maintenance expense decreased $1.8 million, or 11.9%, to $13.7 million for the year ended December 31, 2003 compared to $15.6 million for the year ended December 31, 2002. The decrease in revenue for our Plaza Las Fuentes Westin Hotel was experienced during the first half of 2003 compared to the corresponding period of 2002, as the result of lower occupancy and lower room rates, primarily due to several well-attended local events in the first quarter of 2002 that did not recur in 2003, reduced travel in general and lower advance bookings by our former manager who was replaced when we converted from Doubletree to Westin in late December 2002. The hotel revenue for the second half of 2003 was comparable to the corresponding period in 2002. The decrease in hotel operating and maintenance costs relates primarily to costs incurred in December 2002 related to the conversion of the hotel from a Doubletree to a Westin, which did not recur in 2003.

       We expect that our renovation activities during the second and third quarters of 2004 will negatively impact hotel operations, but we are cautiously optimistic that once the renovations are completed they will have an immediate positive impact on our room rates and occupancy levels.

Parking Revenue

       Total portfolio parking revenue increased $11.5 million, or 145.9%, to $19.4 million for the year ended December 31, 2003 compared to $7.9 million for the year ended December 31, 2002. Parking revenues remained relatively stable for both the Same Properties and Additional Interests Properties.

Management, Leasing and Development Services to Affiliates Revenue

       Total portfolio management, leasing and development services to affiliates revenue decreased $2.6 million, or 33.4%, to $5.1 million for the year ended December 31, 2003 compared to $7.7 million for the year ended December 31, 2002. The decrease relates primarily to increased elimination of inter-company management and leasing fees for 2003 resulting from our increased ownership percentage in the Additional Interests Properties partially offset by an increase in development fees in 2003 due to the recognition of $1.9 million of development fees earned for the Western Asset Plaza development through the end of 2003. Pursuant to the development agreement between us and the entity that owns Western Asset Plaza, which is controlled by Mr. Maguire, these development fees are not payable until the property is stabilized and certain leasing and financial performance benchmarks have been attained or, at the latest, June 30, 2005. Development work at Western Asset Plaza is almost complete and we anticipate earning the remaining development fees in the first quarter of 2004. The increase in 2003 development fees for Western Asset Plaza was partially offset by $0.8 million in development fees recognized for the Water’s Edge development in 2002, which did not recur in 2003.

Interest and Other Revenue

       Total portfolio interest and other revenue increased $2.6 million, or 582.4%, to $3.0 million for the year ended December 31, 2003 compared to $0.4 million for the year ended December 31, 2002.

       The $2.4 million increase in interest and other revenue for the Same Properties to $2.7 million in 2003 from $0.2 million in 2002 relates primarily to a $2.3 million lease termination fee earned from a former tenant of the Gas Company Tower.

       The $3.5 million increase in interest and other revenue for the Additional Interests Properties to $6.9 million in 2003 compared to $3.4 million in 2002 relates primarily to an increase resulting from a $5.0 million lease termination fee earned in 2003 related to the Andersen LLP lease termination in the US Bank Tower. The increase was partially offset by decreases from a $1.2 million reduction in interest income relating to a note receivable from a US Bank Tower tenant that was repaid in May 2003 and a $0.4 million lease termination fee earned in 2002 from another US Bank Tower former tenant.

Rental Property Operating and Maintenance Expense

       Total portfolio rental property operating and maintenance expense increased by $22.9 million, or 134.8%, to $39.9 million for the year ended December 31, 2003 compared to $17.0 million for the year ended December 31, 2002.

       The $0.8 million increase in rental property operating and maintenance expense for the Same Properties in 2003 compared to 2002 and the $0.8 million increase for the Additional Interests Properties in 2003 compared to 2002 were primarily due to the increase in insurance premiums on our properties as a result of the September 11, 2001 terrorist attacks. The increase in our insurance premiums was not reflected until the second quarter of 2002, but were reflected in the premiums for the full year of 2003.

       Acquisition Properties contributed $2.7 million in rental property operating and maintenance expense in 2003.

Real Estate Taxes

       Total portfolio real estate taxes increased $9.2 million, or 204.1%, to $13.8 million for the year ended December 31, 2003 compared to $4.5 million for the year ended December 31, 2002.

       Real estate taxes for the Same Properties and the Additional Interests Properties increased by 20.9% and 26.6%, respectively in 2003 compared to 2002. The increases are primarily due to additional accruals for real estate taxes made in anticipation of a reassessment of the properties by the taxing authorities as a result of our IPO, which we expect will result in higher assessed values and, therefore, higher property taxes.

Parking Expense

       Total portfolio parking expenses increased $3.4 million, or 199.2%, to $5.2 million for the year ended December 31, 2003 compared to $1.7 million for the year ended December 31, 2002. Parking expenses were relatively stable for both the Same Properties and Additional Interests Properties.

General and Administrative Expense

       Total portfolio general and administrative expense increased $13.0 million, or 87.5%, to $27.8 million for the year ended December 31, 2003 compared to $14.8 million for the year ended December 31, 2002. The increases are primarily due to compensation expense related to fully-vested restricted stock issued to certain employees, cash paid to those employees for their related tax obligations and accrued compensation expense related to unvested stock awards, all as a result of our IPO and the addition of new personnel after our IPO, along with the addition of expenses relating to operating as a public company. The increases are partially offset by decreases primarily related to a guaranteed bonus paid to a former employee in 2002 and the relocation expenses and signing bonus related to the hiring of an officer of the company in 2002.

Depreciation and Amortization Expense

       Total portfolio depreciation and amortization expense increased $25.4 million, or 151.6%, to $42.2 million for the year ended December 31, 2003 compared to $16.8 for the year ended December 31, 2002.

       Depreciation and amortization expense for the Same Properties is comparable for 2003 and 2002, but is not comparable for the Additional Interests Properties primarily as a result of depreciation and amortization recorded for amounts capitalized in connection with acquiring the additional interests in these properties.

       Acquisition Properties contributed $2.9 million in depreciation and amortization expense in 2003.

Interest Expense

       Total portfolio interest expense increased $12.1 million, or 31.0%, to $51.1 million for the year ended December 31, 2003 compared to $39.0 million for the year ended December 31, 2002.

       Interest expense for the Same Properties decreased $12.9 million, or 40.4%, to $19.0 million in 2003 from $31.9 million in 2002, primarily due to repayment of the loan on the Plaza Las Fuentes property upon consummation of our IPO, reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt during 2003 compared to 2002.

       Interest expense for the Additional Interests Properties decreased $9.0 million, or 14.9%, to $51.2 million in 2003 from $60.2 million in 2002, primarily due to repayment of the KPMG Tower mezzanine loan, no mortgage loan on Glendale Center from August 29, 2003 through October 14, 2003 and decreases in the borrowing rates, partially offset by increases related to increased mortgage debt on US Bank Tower, Wells Fargo Tower and Glendale Center and interest related to a $64.3 million reverse purchase agreement obtained on February 5 2003 that was outstanding until the consummation of our IPO.

       Acquisition Properties contributed $1.2 million in interest expense in 2003.

Loss from Early Extinguishment of Debt

       Total portfolio loss from early extinguishment of debt increased $49.5 million, or 1246.8%, to $53.4 million for the year ended December 31, 2003 compared to $4.0 million for the year ended December 31, 2002.

       The loss on extinguishment of debt in 2003 is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, all in connection with the repayment or defeasance of certain mortgages and other loans upon consummation of our IPO and upon defeasance of the Glendale Center mortgage that we assumed. The 2002 loss from early extinguishment of debt was due to a prepayment penalty and reversal of the loan discount partially offset by the change in estimate related to the accrued lender participation for the KPMG Tower mortgage, which was refinanced on September 13, 2002.

Other Expenses

       Total portfolio other expenses increased $10.2 million, or 477.7%, to $12.3 million for the year ended December 31, 2003 compared to $2.1 million for the year ended December 31, 2002.

       Other expenses increased $9.6 million to $11.8 million for the Same Properties in 2003 compared to $2.1 million in 2002, primarily due to the $5.0 million net cost of swaptions purchased prior to the IPO as a hedge against interest rate movements on debt we incurred upon consummation of our IPO, the write-off of $3.0 million due from a Maguire Organization property not contributed to us in the formation transactions, the write-off of capitalized costs related to a Gas Company Tower terminated lease, and accrued transfer taxes related to our IPO.

       Other expenses increased $2.7 million for the Additional Interests Properties to $2.7 million in 2003 from $0 in 2002, primarily due to the write-off of capitalized costs related to a US Bank Tower terminated lease and accrued transfer taxes related to our IPO.

Equity in Net Income (Loss) of Real Estate Entities.

       Total portfolio equity in net income (loss) of uncombined real estate entities increased $1.8 million, to $1.6 million for the year ended December 31, 2003 compared to $(0.2) million for the year ended December 31, 2002. The increase was primarily due to our equity in the net loss of KPMG Tower as an uncombined real estate affiliate for the period from January 1, 2002 through its acquisition on September 13, 2002; for the year ended December 31, 2003 KPMG Tower was consolidated. We also recorded a larger share of equity in net income of Wells Fargo Tower in 2003 resulting from acquiring an additional interest in the property on February 5, 2003. The increases were partially offset by a decrease related to Glendale Center. Glendale Center experienced a net loss in 2003 resulting from a change in estimate related to tenant participation rights resulting from the expected purchase of such rights. We began consolidating Wells Fargo Tower and US Bank Tower, instead of using the equity method, beginning June 27, 2003 and Glendale Center as of August 29, 2003, as discussed above.

Minority Interests

       Minority interests increased $9.0 million, to $(9.5) million for the year ended December 31, 2003 compared to $(0.5) million for the year ended December 31, 2002, primarily as a result of allocating 22.8% of the consolidated loss before minority interests to the Unit holders for the period from June 27, 2003, upon consummation of the IPO, to July 8, 2003, the date the underwriters exercised their over allotment option, and 20.5% thereafter. Minority interests for 2002 related to a minority interest held by a third party in the Gas Company Tower, which we acquired upon consummation of our IPO.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001.

       The Predecessor’s results of operations for the years ended December 31, 2002 and 2001 are not comparable due primarily to the acquisition of additional interests in KPMG Tower on September 13, 2002 and the resulting consolidation of its operations. To facilitate a meaningful analysis of the Predecessor’s results of operations, presented below are the aggregate results of operations for properties that were combined in financial statements of the Predecessor for the full year in both 2002 and 2001 (Gas Company Tower, Plaza Las Fuentes office and Plaza Las Fuentes Westin Hotel and 808 South Olive Garage) together with the results of the Predecessor’s property management, leasing and development operations. We refer to this as the “Same Properties.” Additionally, the table presents results of operations included in the Predecessor’s combined statements of operations for 2002 for KPMG Tower, which was accounted for using the equity method of accounting until September 13, 2002.

Consolidated and Combined Statements of Operations Information

(In thousands)

	Additional Interests Property
					KPMG
	Same Property Portfolio				Tower	Total Portfolio

			Increase/	%				Increase/	%
	2002	2001	Decrease	Change	2002	2002	2001	Decrease	Change

Revenues:
Rental	$37,949	$39,028	$(1,079)	-2.8%	$6,317	$44,266	$39,028	$5,238	13.4%
Tenant reimbursements	16,205	14,977	1,228	8.2%	4,029	20,234	14,977	5,257	35.1%
Hotel operations	20,005	19,346	659	3.4%	—	20,005	19,346	659	3.4%
Parking	6,257	6,331	(74)	-1.2%	1,619	7,876	6,331	1,545	24.4%
Management, leasing and development services to affiliates	7,673	6,865	808	11.8%	—	7,673	6,865	808	11.8%
Interest and other	233	448	(215)	-48.0%	211	444	448	(4)	-0.9%

Total revenues	88,322	86,995	1,327	1.5%	12,176	100,498	86,995	13,503	15.5%

Expenses:
Rental property operating and maintenance	12,525	12,333	192	1.6%	4,481	17,006	12,333	4,673	37.9%
Hotel operating and maintenance	15,556	13,735	1,821	13.3%	—	15,556	13,735	1,821	13.3%
Real estate taxes	3,881	3,760	121	3.2%	651	4,532	3,760	772	20.5%
Parking	1,367	1,316	51	3.9%	360	1,727	1,316	411	31.2%
General and administrative	14,835	12,075	2,760	22.9%	—	14,835	12,075	2,760	22.9%
Depreciation and amortization	14,653	14,410	243	1.7%	2,121	16,774	14,410	2,364	16.4%
Interest	31,914	45,772	(13,858)	-30.3%	7,061	38,975	45,772	(6,797)	-14.8%
Loss from early extinguishment of debt	—	—	—	N/A	3,967	3,967	—	3,967	N/A
Other	2,125	843	1,282	152.1%	—	2,125	843	1,282	152.1%

Total expenses	96,856	104,244	(7,388)	-7.1%	18,641	115,497	104,244	11,253	10.8%

Loss before equity in net income (loss) of real estate entities and minority interests	$(8,534)	$(17,249)	$8,715	-50.5%	$(6,465)	$(14,999)	$(17,249)	$2,250	-13.0%

       Presented below is statements of operations information for KPMG Tower for the years ended December 31, 2002 and 2001. These totals are not included in our combined statements of operations because we used the equity method of accounting to account for our share of the results of operations prior to September 13, 2002. This combined information is presented to allow a meaningful year-to-year comparison of the operating results for this property and this is the information with respect to KPMG Tower that is discussed in our 2002 to 2001 comparison that follows.

Statements of Operations Information

KPMG Tower
(In thousands)

			Increase/	%
	2002	2001	Decrease	Change

Revenues:
Rental	$19,849	$20,828	$(979)	-4.7%
Tenant reimbursements	11,257	6,605	4,652	70.4%
Parking	5,412	5,093	319	6.3%
Interest and other	323	81	242	298.8%

Total revenues	36,841	32,607	4,234	13.0%

Expenses:
Rental property operating and maintenance	11,157	10,303	854	8.3%
Real estate taxes	2,171	2,111	60	2.8%
Parking	1,148	1,055	93	8.8%
Depreciation and amortization	7,176	6,328	848	13.4%
Interest	18,914	20,602	(1,688)	-8.2%
Loss from early extinguishment of debt	3,967	—	3,967	N/A

Total expenses	44,533	40,399	4,134	10.2%

Net loss before minority interests	$(7,692)	$(7,792)	$100	-1.3%

Rental Revenue

       Total portfolio rental revenue increased $5.2 million, or 13.4%, to $44.3 million for the year ended December 31, 2002 compared to $39.0 million for the year ended December 31, 2001.

       Rental revenue for the Same Properties was comparable at $37.9 million compared to $39.0 million in for 2001 as a result of relatively stable occupancy.

       Rental revenue for KPMG Tower decreased $1.0 million or 4.7% to $19.8 million for 2002 compared to $20.8 million for 2001, primarily as a result of the decrease resulting from the terms of a lease renewal with the largest tenant in KPMG Tower that resulted in reduced minimum rent, but increased tenant reimbursements (gross versus net lease). This decrease was partially offset by increases in rent resulting from an increase in occupancy in 2002 compared to 2001 and increases from the resulting amortization of the amounts we recorded for acquired lease obligations in connection with purchase accounting and re-straight-lining of a pro rata share of the rent beginning as the date we acquired the additional interests in KPMG Tower based on the percentage of additional interests that we acquired in this property.

Tenant Reimbursements

       Total portfolio tenant reimbursement revenue increased $5.3 million, or 35.1%, to $20.2 million for the year ended December 31, 2002 compared to $15.0 million for the year ended December 31, 2001.

       Tenant reimbursement revenue for the Same Properties increased $1.2 million, or 8.2%, to $16.2 million for 2002 compared to $15.0 million for 2001, primarily as a result of an increase in property expenses, particularly security and property insurance expense, which is discussed below.

       Tenant reimbursement revenue for KPMG Tower increased $4.7 million or 70.4% to $11.3 million for 2002 compared to $6.6 million for 2001, primarily as a result of increases resulting from the terms of a lease renewal with the largest tenant in KPMG Tower that resulted in increased tenant reimbursements, but reduced minimum rent (gross versus net lease), an increase in occupancy for 2002 compared to 2001 and increases in expenses, particularly security and property insurance expense, which is discussed below.

Hotel Operations

       Hotel operation revenue increased $0.7 million, or 3.4%, to $20.0 million for the year ended December 31, 2002 compared to $19.3 million for the year ended December 31, 2001. Hotel operating and maintenance expense increased $1.8 million or 13.3% to $15.6 million for 2002 compared to $13.7 million for 2001. Although our Plaza Las Fuentes Westin Hotel was affected by decreased travel subsequent to September 11, 2001 and as a result of a sluggish economy, there were several local events that resulted in increased demand for hotel rooms in Pasadena during 2002 and occupancy was positively impacted by contracts for hotel rooms with an airline and other companies. The increase in hotel operating and maintenance costs relates primarily to costs incurred in December 2002 related to the conversion of the hotel from a Doubletree to a Westin.

Parking Revenue

       Total portfolio parking revenues increased $1.5 million, or 24.4%, to $7.9 million for the year ended December 31, 2002 compared to $6.3 million for the year ended December 31, 2001. Parking revenues were relatively stable for both the Same Properties and KPMG Tower.

Management, Leasing and Development Services to Affiliates Revenue

       Total portfolio management, leasing and development services to affiliates revenues increased $0.8 million, or 11.8%, to $7.7 million for the year ended December 31, 2002 compared to $6.9 million for the year ended December 31, 2001. The increase primarily relates to the recognition of leasing commissions of $0.5 million for the signing of the anchor tenant lease for one of the option properties, Western Asset Plaza, in 2002.

Interest and Other Revenue

       Total portfolio interest and other revenue remained relatively stable for the years ended December 31, 2002 and 2001.

Rental Property Operating and Maintenance Expense

       Total portfolio rental property operating and maintenance expenses increased $4.7 million, or 37.9%, to $17.0 million for the year ended December 31, 2002 compared to $12.3 million for the year ended December 31, 2001.

       Rental property operating and maintenance expenses for the Same Properties increased $0.2 million, or 1.6%, to $12.5 million for 2002 compared to $12.3 million for 2001. The increase is primarily due to an increase in security costs and property insurance premiums in 2002 compared to 2001 for Gas Company Tower as a consequence of the September 11, 2001 terrorist attacks, partially offset by numerous small decreases in other rental property operating and maintenance expenses.

       Rental property operating and maintenance expenses for KPMG Tower increased $0.9 million or 8.3% to $11.2 million in 2002 compared to $10.3 million in 2001 primarily due to the increase in security costs and property insurance expenses.

Real Estate Taxes

       Total portfolio real estate taxes increased $0.8 million, or 20.5%, to $4.5 million for the year ended December 31, 2002 compared to $3.8 million for the year ended December 31, 2001. Real estate taxes were relatively stable for both the Same Properties and KPMG Tower.

Parking Expense

       Total portfolio parking expense increased $0.4 million, or 31.2%, to $1.7 million for the year ended December 31, 2002 compared to $1.3 million for the year ended December 31, 2001. Parking expenses were relatively stable for both the Same Properties and KPMG Tower.

General and Administrative Expense

       Total portfolio general and administrative expense increased $2.8 million, or 22.9%, to $14.8 million for the year ended December 31, 2002 compared to $12.1 million for the year ended December 31, 2001. The increase was primarily due to consulting fees for services rendered by Mr. Gilchrist who, upon consummation of the initial public offering, became our Co-Chief Executive Officer and President, increases in salary and bonus expense relating largely to transaction based bonuses, salary and bonus related to the hiring during 2002 of Mr. Lucas, our Chief Financial Officer, and a placement fee to an executive search firm related to the hiring of Mr. Lucas.

Depreciation and Amortization Expense

       Total portfolio depreciation and amortization expense increased $2.4 million, or 16.4%, to $16.8 million for the year ended December 31, 2002 compared to $14.4 million for the year ended December 31, 2001.

       Depreciation and amortization for the Same Properties is comparable for 2002 and 2001.

       Depreciation and amortization expense for KPMG Tower increased $0.8 million, or 13.4%, to $7.2 million for 2002 compared to $6.3 million for 2001 primarily as a result of depreciation and amortization recorded for amounts capitalized in connection with acquiring the additional interests in this property.

Interest Expense

       Total portfolio interest expense decreased $6.8 million, or 14.8%, to $39.0 million for the year ended December 31, 2002 compared to $45.8 million for the year ended December 31, 2001.

       Interest expense for the Same Properties decreased $13.9 million, or 30.3%, to $31.9 million for 2002 compared to $45.8 million for 2001, primarily due to decreased interest expense on variable rate loans resulting from decreases in LIBOR during the year ended December 31, 2002 compared to 2001.

       Interest expense for KPMG Tower decreased $1.7 million, or 8.2%, to $18.9 million for 2002 compared to $20.6 million for 2001, primarily as a result of the refinancing of the KPMG Tower mortgage loan in September 2002, to a mortgage loan with a lower borrowing rate and no lender participation feature partially offset by an increase in interest resulting from a mezzanine loan outstanding for approximately six months during 2003 compared to approximately three and one-half months in 2002.

Loss from Early Extinguishment of Debt

       The Predecessor realized a loss from early extinguishment of debt for the year ended December 31, 2002 of $4.0 million for the year ended December 31, 2002 compared to no loss for the year ended December 31, 2001.

       The loss from early extinguishment of debt in 2002 related to settling the previous mortgage loan encumbering KPMG Tower, including paying a prepayment penalty.

Other Expenses

       Total portfolio other expenses increased $1.3 million, or 152.1%, to $2.1 million for the year ended December 31, 2002 compared to $0.8 million for the year ended December 31, 2001 primarily due to a termination fee incurred as a result of the termination of the Plaza Las Fuentes Hotel management agreement with Doubletree Hotels in December 2002.

Equity in Net Income (Loss) of Real Estate Entities.

       Equity in net income (loss) of uncombined real estate entities increased $2.5 million, or 94.0%, to $(0.2) million for the year ended December 31, 2002 compared to $(2.7) million for the year ended December 31, 2001. Set forth below is a summary of the condensed combined financial information for the uncombined real estate entities and the Predecessor’s share of net income (loss) (including KPMG Tower) and total equity in net income (loss) for the years ended December 31, 2002 and 2001:

	2002	2001

	(in thousands)
Revenue	$132,288	$142,544
Operating and Other expenses	52,882	52,888
Interest expense	53,970	49,820
Depreciation and amortization	24,091	27,041

Net income	$1,345	$12,795

Predecessor’s share of net income (loss)	(1,276)	(4,036)
Intercompany eliminations and other entries	1,114	1,357

Equity in net income (loss) of uncombined real estate entities	$(162)	$(2,679)

       Aggregate revenue and operating and other expenses shown above for the year ended December 31, 2002 compared to the year ended December 31, 2001 are affected by decreases in the 2002 amounts related to including KPMG Tower in these totals only through September 13, 2002. The aggregate revenue for the other properties included in the above totals was comparable for 2002 and 2001. However, there were increases in tenant reimbursement revenue primarily related to increased security and insurance costs, which were offset by a decrease in other income of Wells Fargo Tower of $3.8 million resulting primarily from one-time lease termination fees recognized during 2001. Each of the uncombined properties experienced an increase in operating and other expenses for 2002 compared to 2001 related primarily to increases in security and insurance costs subsequent to September 11, 2001. Aggregate interest expense for 2002 increased $4.2 million compared to 2001 primarily due to increased debt at US Bank Tower incurred in March 2002, partially offset by a decrease related to including interest for KPMG Tower only through September 13, 2002. The aggregate depreciation and amortization decreased $3.0 million 2002 compared to 2001, as a result of decreases related to US Bank Tower and decreases related to including KPMG Tower only through September 13, 2002. The decreased depreciation and amortization for US Bank Tower relates primarily to amounts recorded in 2001 to fully amortize assets related to tenants whose leases were terminated, partially offset by increases in depreciation related to the new security equipment placed into service in 2002.

Minority Interests

       Minority interests increased $1.9 million, or 80.3%, to $(0.5) million for the year ended December 31, 2002 compared to $(2.4) million for the year ended December 31, 2001. The increase was primarily due to decreased interest expense at Gas Company Tower, which, due to the terms of the Predecessor’s agreement with the minority interestholder in Gas Company Tower, was disproportionately allocated to the minority interestholder.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

       Our operating partnership has a $100 million secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. This credit facility is secured by our interests in the entities that own Plaza Las Fuentes and Cerritos Corporate Center Phase I and Phase II. The credit facility has a borrowing limit based on a percentage of the value of our properties that secure this credit facility. $84.2 million is available to us as of February 29, 2004. The credit facility bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on our operating partnership’s overall leverage. The credit facility matures in June 2006 with an option to extend the term for one year; we currently have not drawn on the credit facility. The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2003, we were in compliance with all such covenants.

       As of December 31, 2003, we had $82.9 million in cash and cash equivalents, including $39.2 million in restricted cash compared to $27.3 million in cash and cash equivalents including $24.3 million in restricted cash as of December 31, 2002. Restricted cash primarily consists of interest bearing cash deposits required by our mortgage loans and cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans. As of December 31, 2003, approximately $16.1 million of tenant improvement and leasing commission reserves remain from the $35.2 million that was reserved upon consummation of our IPO.

       We expect to meet our short-term liquidity and capital requirements from existing unrestricted cash and cash equivalents and generally through net cash provided by operating activities and proceeds from our credit facility and the net proceeds of the $250.0 million preferred stock offering that we consummated on January 23, 2004. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures and upgrades to our hotel, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.

       We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through net cash provided by operations, and refinancing of existing indebtedness, potential sales of ownership interests in our existing properties, and the issuance of long-term debt and equity securities.

Distributions

       We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and Unit holders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our company’s performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders and Unit holders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our Company’s intention to maintain its qualification as a REIT.

       Since our IPO, we have paid aggregate dividends on our common stock and Units for the partial year beginning with the IPO on June 27, 2003 and ending December 31, 2003 of $0.8176 per common share and common Unit, representing two full quarterly dividends of $0.40 and a partial second quarter dividend of $0.176 per common share and common Unit. The dividend is equivalent to an annual rate of $1.60 per common share and common Unit. The dividend for the fourth quarter was paid on January 30, 2004.

Recent Developments

       On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total gross proceeds of $250.0 million, including the exercise of an underwriters’ over-allotment option. We intend to use the proceeds from such offering for investment and general corporate purposes.

       On February 6, 2004, we entered into an agreement to purchase Park Place, a 1.7 million Class A office park located on 15 acres in Orange County, California, for approximately $260.0 million from an affiliate of Blackstone Real Estate Advisors. The purchase price includes the assumption of existing mortgage and mezzanine financing of approximately $164.0 million. The acquisition is expected to close in the second quarter of 2004. We will fund the remainder of the purchase price with cash on hand.

       On March 16, 2004, we declared a dividend to common stockholders of record and a distribution to common Unit holders of record, in each case as of March 31, 2004, of $0.40 per common share and common Unit, for the quarter ended March 31, 2004. The dividend and distribution are payable on April 30, 2004.

       On March 16, 2004, we declared our first dividend to series A preferred stockholders of record as of March 31, 2004 of $0.51892 per share of preferred stock. This dividend is payable for the prorated period from and including the preferred stock offering closing date of January 23, 2004, to and including April 30, 2004. The dividend is payable on April 30, 2004.

Indebtedness

       As of December 31, 2003, we had approximately $1.21 billion of outstanding consolidated debt. This indebtedness was comprised of six mortgages secured by seven of our properties (the US Bank, Gas Company, Wells Fargo and KPMG Towers, One California Plaza, Glendale Center and 808 South Olive garage) and two mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Olive garage and Gas Company Tower. The weighted average interest rate on this indebtedness as of December 31, 2003 was 4.25% (based on the 30-day LIBOR rate at December 31, 2003 of 1.12%). No scheduled loan principal payments will be due on this indebtedness until August 31, 2005. As of December 31, 2003, our ratio of debt to total market capitalization was approximately 48.2% of our total market capitalization of $2.5 billion (based on a common stock price of $24.30 per share on the New York Stock Exchange on December 31, 2003). As of December 31, 2003, approximately $475.0 million, or 39.2%, of our total consolidated debt was variable rate debt. With respect to the $475.0 million principal amount of the variable rate debt, we have a four-year interest rate swap agreement in the amount of $250.0 million, to effectively fix the index (LIBOR) portion of the interest rate at approximately 2.17%. As a result, as of December 31, 2003, approximately 81.4% of our total indebtedness was subject to fixed interest rates for a minimum of four years. Total market capitalization includes the value of our consolidated debt, 42,645,711 shares of our common stock and 10,999,398 Units.

       The table below summarizes our debt, at December 31, 2003 (in thousands).

Debt Summary:
Fixed rate	$736,250
Variable rate — hedged by interest rate swaps	250,000

Total fixed rate	986,250
Variable rate — unhedged	225,000

Total	$1,211,250

Percent of Total Debt:
Fixed rate	81.4%
Variable rate	18.6%

Total	100.0%

Effective Interest Rate at End of Year
Fixed rate	4.40%
Variable rate — unhedged	3.62%
Effective interest rate	4.25%

       The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at December 31, 2003 had a weighted average term to initial maturity of approximately 6.0 years (approximately 6.5 years assuming exercise of extension options).

       The following table sets forth certain information with respect to our indebtedness as of December 31, 2003, but does not give effect to the four-year interest rate swap agreement for approximately $250.0 million that we entered into in connection with our IPO.

	Maturity			Principal	Annual Debt	Balance at
Properties	Date		Interest Rate	Amount	Service(1)	Maturity(2)

US Bank Tower Mortgage	07/01/13		4.66%	$260,000,000	$12,284,278	$260,000,000
Gas Company Tower and
808 South Olive Garage
Mortgage	07/06/07	(3)	LIBOR + 0.824%(4)	230,000,000	4,533,300	230,000,000
Senior Mezzanine	07/07/08	(5)	LIBOR + 3.750%(6)	30,000,000	1,481,292	30,000,000
Junior Mezzanine	07/06/07	(3)	LIBOR + 6.625%(7)	20,000,000	1,838,181	20,000,000
Wells Fargo Tower Mortgage	07/01/10		4.68%(8)	250,000,000	11,862,500	234,332,078	(9)
KPMG Tower Mortgage	08/31/05	(10)	LIBOR + 1.875%	195,000,000	5,921,365	195,000,000
One California Plaza Mortgage	12/01/10		4.73%	146,250,000	7,013,703	137,345,630	(11)
Glendale Center Mortgage	11/01/13		5.727%	80,000,000	4,645,233	80,000,000

Total:				$1,211,250,000	$49,579,852	$1,186,677,708

(1)	Annual debt service for floating rate is calculated based on the 30-day LIBOR rate at December 31, 2003 which was 1.12%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

(3)	A one-year extension is available.

(4)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(5)	This loan must be repaid on the maturity date of the Gas Company Tower and 808 South Olive garage mortgage financing if the mortgage is not extended.

(6)	As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(7)	This loan is subject to a LIBOR floor of 2%. This loan also requires a monthly “interest floor differential” payment during any month in which LIBOR is less than 2% per annum; such payment must be made until the principal balance of the Gas Company Tower and 808 South Olive garage senior mezzanine loan no longer exceeds $20.0 million, and is equal to the positive difference between 2% and LIBOR, times a notional amount that is initially $10.0 million, but which decreases dollar for dollar as the first $10.0 million of senior mezzanine loan principal is repaid.

(8)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.

(9)	This loan requires monthly payments of interest only for three years, and amortizes on a 30-year schedule thereafter.

(10)	Two one year extensions available.

(11)	This loan requires monthly payments of interest only for four years, and amortizes on a 26-year schedule thereafter.

Contractual Obligations

       The following table provides information with respect to our contractual obligations at December 31, 2003, including the maturities and scheduled principal repayments of our company’s secured debt and provides information about the minimum commitments due in connection with our company’s ground lease obligations. We were not subject to unconditional purchase obligations as of December 31, 2003. The table does not reflect available debt extension options.

Contractual Obligations

(in thousands)

Obligation	2004	2005		2006	2007		2008		Thereafter	Total

Long term debt	$—	$195,000	(1)	$1,507	$254,054	(2)	$36,792	(3)	$723,897	$1,211,250
Secured line of credit	—	—		—	—		—		—	—
Capital leases	1,659	1,659		1,659	1,576		1,328		188	8,069
Ground leases	1,915	1,915		1,915	1,915		1,915		140,023	149,598

Total	$3,574	$198,574		$5,081	$257,545		$40,035		$864,108	$1,368,917

(1)	Two one-year extension options available.

(2)	A one-year extension option available for $250,000.

(3)	Maturity accelerated to 2007 if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.

       The credit facility and certain other secured debt agreements contain covenants and restrictions requiring the company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. Our company was in compliance with all its covenants at December 31, 2003.

Off Balance Sheet Items

       We had no off balance sheet items as of December 31, 2003. We own 100% of all of our office, hotel and parking garage properties subject only to certain ground and airspace leases.

Cash Flows

       The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Year Ended December 31,

			Increase/
	2003	2002	Decrease

	(in thousands)
Net cash provided by (used in) operating activities	$(70,826)	$3,283	$(74,109)
Net cash used in investing activities	(446,513)	(28,024)	(418,489)
Net cash provided by financing activities	558,098	25,598	532,500

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

       Cash and cash equivalents were $43.7 million and $3.0 million as of December 31, 2003 and 2002, respectively.

       Net cash provided by (used in) operating activities decreased $74.1 million. The decrease was primarily due to $79.5 million of prepayment penalties, exit fees and defeasance costs paid to extinguish debt, of which only $53.4 million is included in the net loss for the year ended December 31, 2003, as

$33.6 million of the costs were offset against loan premiums recorded as purchase accounting entries and $7.5 million of unamortized loan costs were expensed as a component of the loss on extinguishment.

       Net cash used in investing activities increased $418.5 million primarily due to an increase of $429.1 million in cash paid to purchase real estate and additional interests in real estate entities. The 2003 purchases included Cerritos Corporate Center Phases I and II, One California Plaza and additional interests in our existing properties, including US Bank Tower, Wells Fargo Tower and Glendale Center. Additionally, our company purchased a tenant participation right in Glendale Center for $11.0 million. The 2002 purchase related to additional interests in KPMG Tower. The increases described above were offset primarily by changes in restricted cash.

       Net cash provided by financing activities increased $532.5 million. The increase was primarily due to the net proceeds received from the sale of our common stock upon consummation of our IPO and the exercise of the underwriters’ over-allotment option on July 8, 2003, offset by payments of dividends to our stockholders and distributions to Unit holders, net cash repaid under mortgage and other loans in 2003 compared to net cash borrowed in 2002, an increase in the net distributions paid to owners of the Predecessor and the decrease in proceeds received from real estate entities during the year ended December 31, 2003 compared to the year ended December 31, 2002.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       As of December 31, 2003, we had outstanding approximately $1,211.3 million of consolidated debt, of which approximately $475.0 million, or 39.2% of our total consolidated debt, was variable rate debt. With respect to the $475.0 million principal amount of the variable rate debt, we have entered into a four-year interest rate swap agreements in the amount of $250.0 million, to effectively fix the index (LIBOR) portion of the interest rates at approximately 2.17%. As a result, as of December 31, 2003, approximately 81.4% of our total indebtedness was subject to fixed interest rates.

       To determine the fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At December 31, 2003 the fair value of the fixed rate debt is estimated to be $705.6 million compared to the carrying value of $736.3 million.

       If, after consideration of the interest rate swaps described above, interest rates were to increase by 10% of the average federal government treasury securities yield rates for our portfolio or 40 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually. If interest rates were to increase by 40 basis points, the fair value of our $736.3 million principal amount of outstanding fixed rate debt would decrease by approximately $18.2 million and the fair market value of our swap agreements would increase by $3.2 million. If interest rates were to decrease by 40 basis points the decrease in interest expense on the unhedged variable rate debt would be approximately $0.9 million annually and the fair value of our $736.3 million principal amount of outstanding fixed rate debt would increase by approximately $18.7 million and the fair value of our swap agreements would decrease by $3.3 million.

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

       The table below lists our principal derivative instruments, and their fair values as of December 31, 2003 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest rate swap	$250,000	2.17%	07/15/03	07/16/07	$6,449
Interest rate cap	232,000	6.00%	09/13/02	09/01/05	72
Interest rate cap	230,000	7.92%	07/15/03	07/15/07	732
Interest rate cap	20,000	7.92%	11/17/03	07/15/07	64
Interest rate cap sold	250,000	7.92%	07/15/03	07/15/07	(796)
Interest rate cap	30,000	3.50%	07/15/03	07/15/08	1,211
Interest rate cap sold	30,000	3.50%	07/15/03	07/15/08	(1,211)

Total					$6,521

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND

MAGUIRE PROPERTIES PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.

Consolidated and Combined Financial Statements of Maguire Properties, Inc. and Subsidiaries and Maguire Properties Predecessor
Independent Auditors’ Report	57
Consolidated and Combined Balance Sheets for Maguire Properties, Inc. and Subsidiaries as of December 31, 2003 and for the Maguire Properties Predecessor as of December 31, 2002	58
Consolidated and Combined Statements of Operations for Maguire Properties, Inc. and Subsidiaries for the period from June 27, 2003 through December 31, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and for the years ended December 31, 2002 and 2001	59
Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) and Comprehensive Loss for Maguire Properties, Inc. and Subsidiaries for the period from June 27, 2003 through December 31, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and for the years ended December 31, 2002 and 2001	60
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	61
Notes to Consolidated and Combined Financial Statements	64
Financial Statements of Maguire Partners-South Tower, LLC
Independent Auditors’ Report	86
Statement of Operations for the period from January 1, 2002 through September 13, 2002 and the year ended December 31, 2001	87
Statement of Members’ Deficit for the period from January 1, 2002 through September 13, 2002 and the year ended December 31, 2001	88
Statement of Cash Flows for the period from January 1, 2002 through September 13, 2002 and the year ended December 31, 2001	89
Notes to the Financial Statements	90

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Maguire Properties, Inc.:

       We have audited the accompanying consolidated balance sheet of Maguire Properties, Inc. and subsidiaries and the combined balance sheet of Maguire Properties Predecessor, as defined in note 1, as of December 31, 2003 and 2002, respectively, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss of Maguire Properties, Inc. and subsidiaries for the period from June 27, 2003 (commencement of operations) through December 31, 2003, the related combined statements of operations, and owners’ deficit of Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and the years ended December 31, 2002 and 2001, the related consolidated and combined statements of cash flows of Maguire Properties, Inc. and subsidiaries and Maguire Properties Predecessor for the year ended December 31, 2003, and the related combined statements of cash flows of Maguire Properties Predecessor for the years ended December 31, 2002 and 2001. These consolidated and combined financial statements are the responsibility of Maguire Properties, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maguire Properties, Inc. and subsidiaries and the combined financial position of Maguire Properties Predecessor as of December 31, 2003 and 2002, respectively, the consolidated results of operations of Maguire Properties, Inc. and subsidiaries for the period from June 27, 2003 (commencement of operations) through December 31, 2003, the combined results of operations of Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and the years ended December 31, 2002 and 2001, the consolidated and combined cash flows of Maguire Properties, Inc. and subsidiaries and Maguire Properties Predecessor for the year ended December 31, 2003, and the combined cash flows of Maguire Properties Predecessor for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

February 10, 2004

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND

MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands)

	THE	THE
	COMPANY	PREDECESSOR
	December 31, 2003	December 31, 2002

ASSETS
Investments in real estate:
Land	$170,285	$77,504
Buildings and improvements	1,346,923	486,088
Acquired ground lease	30,425	—
Tenant improvements	130,629	63,951
Furniture, fixtures, and equipment	5,639	4,704

	1,683,901	632,247
Less: accumulated depreciation and amortization	(130,452)	(82,863)

Net investments in real estate	1,553,449	549,384
Cash and cash equivalents	43,735	2,976
Restricted cash	39,164	24,307
Rents and other receivables, net of allowance for doubtful accounts of $951 in 2003 and $170 in 2002	7,887	2,235
Deferred rents	14,129	9,687
Due from affiliates	2,607	5,194
Deferred leasing costs, net of accumulated amortization of $20,148 in 2003 and $12,553 in 2002	74,908	11,265
Deferred loan costs, net of accumulated amortization of $2,593 in 2003 and $12,200 in 2002	23,659	6,714
Acquired above market leases, net of accumulated amortization of $2,160 in 2003	12,451	—
Other assets	3,198	10,277

Total assets	$1,775,187	$622,039

LIABILITIES AND STOCKHOLDERS’ EQUITY AND OWNERS’ DEFICIT
Mortgage loans	$1,161,250	$553,000
Other secured loans	50,000	105,038
Losses and distributions in excess of investments in real estate entities and loans payable to such entities	—	78,609
Accounts payable and other liabilities	58,216	38,111
Dividends and distributions payable	21,458	—
Capital leases payable	6,537	2,350
Acquired lease obligations, net of accumulated amortization of $4,475 in 2003 and $534 in 2002	45,724	4,099

Total liabilities	1,343,185	781,207
Minority deficit	—	(12,889)
Minority interests	88,578	—
Stockholders’ equity and owners’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 42,645,711 shares issued and outstanding	426	—
Additional paid in capital	406,133	—
Unearned and accrued stock compensation, net	(3,800)	—
Accumulated deficit and dividends	(65,884)	—
Accumulated other comprehensive income, net	6,549	—
Owners’ deficit	—	(146,279)

Total stockholders’ equity and owners’ deficit	343,424	(146,279)

Total liabilities and stockholders’ equity and owners’ deficit	$1,775,187	$622,039

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND

MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	THE
	COMPANY	THE PREDECESSOR

	Period	Period
	June 27,	January 1,
	2003 through	2003 through	Year Ended	Year Ended
	December 31,	June 26,	December 31,	December 31,
	2003	2003	2002	2001

Revenues:
Rental	$73,084	$28,732	$44,266	$39,028
Tenant reimbursements	35,181	13,165	20,234	14,977
Hotel operations	9,711	8,738	20,005	19,346
Parking	13,731	5,637	7,876	6,331
Management, leasing and development services to affiliates	2,759	2,349	7,673	6,865
Interest and other	2,906	124	444	448

Total revenues	137,372	58,745	100,498	86,995

Expenses:
Rental property operating and maintenance	27,600	12,326	17,006	12,333
Hotel operating and maintenance	6,925	6,784	15,556	13,735
Real estate taxes	10,775	3,006	4,532	3,760
Parking	3,733	1,434	1,727	1,316
General and administrative	20,557	7,261	14,835	12,075
Depreciation and amortization	30,811	11,387	16,774	14,410
Interest	26,206	24,853	38,975	45,772
Loss from early extinguishment of debt	46,760	6,667	3,967	—
Other	4,727	7,549	2,125	843

Total expenses	178,094	81,267	115,497	104,244

Loss before equity in net income (loss) of real estate entities and minority interests	(40,722)	(22,522)	(14,999)	(17,249)
Equity in net (loss) income of real estate entities	(25)	1,648	(162)	(2,679)

Loss before minority interests	(40,747)	(20,874)	(15,161)	(19,928)
Minority interests	(9,731)	275	(465)	(2,359)

Net loss	$(31,016)	$(21,149)	$(14,696)	$(17,569)

Basic loss per share	$(0.74)

Diluted loss per share	$(0.74)

Weighted-average common shares outstanding:
Basic	42,009,487

Diluted	42,009,487

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND

MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND

OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(in thousands except per share data)

				Unearned and		Accumulated
			Additional	Accrued Stock	Accumulated	Other
	Number of	Common	Paid in	Compensation,	Deficit and	Comprehensive	Owners’
	Shares	Stock	Capital	net	Dividends	Income, net	Deficit	Total

The Predecessor
Balance at December 31, 2000	—	$—	$—	$—	$—	$—	$(87,450)	$(87,450)
Contributions	—	—	—	—	—	—	3,666	3,666
Distributions	—	—	—	—	—	—	(7,146)	(7,146)
Net loss	—	—	—	—	—	—	(17,569)	(17,569)

Balance at December 31, 2001	—	—	—	—	—	—	(108,499)	(108,499)
Contributions	—	—	—	—	—	—	1,029	1,029
Distributions	—	—	—	—	—	—	(24,113)	(24,113)
Net loss	—	—	—	—	—	—	(14,696)	(14,696)

Balance at December 31, 2002	—	—	—	—	—	—	(146,279)	(146,279)
Contributions	—	—	—	—	—	—	1,524	1,524
Distributions	—	—	—	—	—	—	(70,339)	(70,339)
Net loss	—	—	—	—	—	—	(21,149)	(21,149)

Balance at June 26, 2003		—	—	—	—	—	(236,243)	(236,243)
The Company
Reclassify Predecessor owners’ deficit	—	—	(236,243)	—	—	—	236,243	—
Net proceeds from sale of common stock	41,986,500	420	721,575	—	—	—	—	721,995
Issuance of fully vested restricted common stock	343,421	3	6,552	—	—	—	—	6,555
Issuance of unvested restricted common stock, net of $1,230 allocated to minority interests	315,790	3	5,997	(4,767)	—	—	—	1,233
Record minority interests for former owners’ continuing interests	—	—	(106,448)	—	—	—	—	(106,448)
Fair value of operating partnership units granted to minority owners of the Predecessor	—	—	14,700	—	—	—	—	14,700
Net loss	—	—	—	—	(31,016)	—	—	(31,016)
Other comprehensive income for fair value of interest rate swaps net of $1,689 allocated to minority interests	—	—	—	—	—	6,549	—	6,549

Comprehensive net loss								(24,467)
Vesting of restricted stock and accrued compensation for restricted stock that will be issued, net of $249 allocated to minority interests	—	—	—	967	—	—	—	967
Dividends	—	—	—	—	(34,868)	—	—	(34,868)

Balance at December 31, 2003	42,645,711	$426	$406,133	$(3,800)	$(65,884)	$6,549	$—	$343,424

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND

MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	THE COMPANY
	AND THE	THE	THE
	PREDECESSOR	PREDECESSOR	PREDECESSOR

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Cash flows from operating activities:
Net loss	$(52,165)	$(14,696)	$(17,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interests	(9,456)	(465)	(2,359)
Equity in net (income) loss of real estate entities	(1,623)	162	2,679
Distributions received from real estate entities	1,602	1,907	2,648
Depreciation and amortization	42,198	16,774	14,410
Write-off of capitalized costs related to terminated lease	1,800	—	—
Revenue recognized related to acquired lease obligations, net	(2,294)	(534)	—
Compensation expense for restricted stock awards	7,738	—	—
Write-off of unamortized loan costs upon early extinguishment of debt	7,499	—	—
Loss on early extinguishment of debt applied to loan premiums	(33,648)	—	—
Amortization of loan costs	5,499	6,256	5,807
Change in fair value of interest rate caps	567	728	1,611
Write-off of related party receivables	3,108	—	—
Changes in assets and liabilities:
Rents and other receivables	(7,499)	(2,554)	554
Due from entities	2,587	1,093	(3,264)
Deferred rents	(2,622)	(2,172)	(5,513)
Deferred leasing costs	(13,944)	(1,756)	451
Other assets	(51)	777	(263)
Accounts payable and other liabilities	(15,745)	(1,248)	6,340
Accrued interest payable	(4,377)	(989)	1,461

Net cash provided by (used in) operating activities	(70,826)	3,283	6,993

Cash flows from investing activities:
Expenditures for improvements to real estate	(9,482)	(659)	(3,263)
Purchases of real estate and additional interests in real estate entities	(442,094)	(13,000)	—
Purchase of tenant participation right	(11,000)	—	—
Contributions to real estate entities	—	(15)	(743)
Change in restricted cash	16,063	(14,350)	1,117

Net cash used in investing activities	(446,513)	(28,024)	(2,889)

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)

(in thousands)

	THE COMPANY
	AND THE	THE	THE
	PREDECESSOR	PREDECESSOR	PREDECESSOR

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Cash flows from financing activities:
Proceeds from equity offering	$797,744	$—	$—
Payment of offering costs	(71,841)	(3,260)	—
Payment of loan costs	(19,542)	(5,756)	(3,824)
Proceeds from sale of interest rate swap	1,550	—	—
Proceeds from mortgage loans	840,000	195,000	73,000
Principal payments on mortgage loans including principal defeased	(714,072)	(183,595)	(85,696)
Proceeds from other secured loans	107,000	42,000	21,000
Principal payments on other secured loans	(291,532)	(30,496)	(5,066)
Proceeds from real estate entities	—	34,789	—
Contributions from owners of Predecessor	1,524	1,029	3,666
Payment of dividends to stockholders and distributions to owners of operating partnership	(22,401)	—	—
Distributions to owners of Predecessor	(70,339)	(24,113)	(7,146)
Proceeds from employees for restricted stock	7	—	—

Net cash provided by (used in) financing activities	558,098	25,598	(4,066)

Net increase in cash and cash equivalents	40,759	857	38
Cash and cash equivalents at beginning of period	2,976	2,119	2,081

Cash and cash equivalents at end of period	$43,735	$2,976	$2,119

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,614	$33,344	$36,871
Supplementary disclosure of noncash investing and financing activities:
Consolidation of the accounts of US Bank Tower, Wells Fargo Tower and Glendale Center as a result of purchasing controlling interests:
Losses and distributions in excess of investments in real estate entities	$77,967	$—	$—
Investments in real estate	693,675	—	—
Restricted cash	30,920	—	—
Acquired above market leases	9,182	—	—
Deferred loan costs	33,027	—	—
Mortgage loans, including loan premiums of $33,648	(499,214)	—	—
Acquired lease obligations	(34,082)	—	—
Other, net	(34,004)	—	—

Cash paid to acquire the interests	277,471	—	—

Supplemental disclosure of cash flow information (continued):
Acquisition of One California Plaza:
Investment in real estate	226,905	—	—
Deferred lease costs	4,192	—	—
Mortgage loan obtained from seller	(146,250)	—	—
Acquired lease obligations	(5,279)	—	—
Other, net	(1,139)	—	—

Cash paid to acquire the property	78,429	—	—

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)

(in thousands)

	THE COMPANY
	AND THE	THE	THE
	PREDECESSOR	PREDECESSOR	PREDECESSOR

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Combination of the accounts of KPMG Tower real estate entity as a result of purchasing a controlling interest:
Investments in uncombined real estate entities	—	40,038	—
Investments in real estate	—	161,454	—
Mortgage loans	—	(183,595)	—
Other, net	—	(4,897)	—

Cash paid to acquire the interests	—	13,000	—

Increase in investments in real estate and additional paid in capital for fair value of operating partnership units granted to minority owners of the Predecessor	14,700	—	—
Increase in investments in real estate and reversal of minority deficit related to acquisition of the minority interests in a combined real estate entity	12,615	—	—
Reclassification of owners’ deficit to additional paid in capital	236,243	—	—
Recharacterization of mortgage loan as other secured loans at lender’s request	20,000	—	—
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	7,377	2,438	—
Other secured loan from seller in connection with exercise of land purchase option	—	3,000	—
Reclassification between other assets and land in connection with exercise of land purchase option	—	2,527	—
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	105,713	—	—
Accrual for offering costs (reclassification to stockholders’ equity)	(5,849)	5,849	—
Accrual for dividends and distributions declared	21,458	—	—
Purchase of land from owners:
Investments in real estate	—	—	4,500
Other assets	—	—	(1,500)
Other secured loans	—	—	(3,000)
Settlement of loan:
Investments in real estate	—	(5,761)	—
Other assets	—	2,527	—
Other secured loans	—	3,000	—
Accrued interest	—	234	—
Record noncash purchase accounting entries for acquisition of Cerritos Corporate Center Phase I and II:
Investments in real estate	564	—	—
Acquired above market leases	4,004	—	—
Deferred lease costs	4,004	—	—
Acquired lease obligation	(8,572)	—	—

	—	—	—

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND

MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Organization and Description of Business

       The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P., or the “Operating Partnership,” of which we are the sole general partner, and the subsidiaries of the Operating Partnership, including Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California consisting primarily of office properties, related parking garages and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

       We were formed to succeed to certain businesses of the Maguire Properties predecessor (the “Predecessor”), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, an owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and the Operating Partnership was formed, in Maryland on June 26, 2002, and the Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “IPO”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions. These transactions consolidated the ownership of our portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of the Predecessor, into the Operating Partnership and the Services Companies. From inception through June 27, 2003, neither we, the Operating Partnership nor the Services Companies had any operations.

       On June 27, 2003, we commenced operations after completing the IPO, which consisted of the sale of 36,510,000 shares of common stock at a price per share of $19.00, generating gross proceeds of approximately $693.7 million. The aggregate proceeds to our company, net of underwriters’ discount and offering costs, were approximately $624.4 million. On July 8, 2003, we issued an additional 5,476,500 shares of common stock, and received an additional $104.1 million of gross proceeds and $97.6 million in net proceeds as a result of the exercise of the underwriters’ over-allotment option.

       Our operations are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in the Operating Partnership (“Units”). The Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of December 31, 2003, our company held a 79.5% interest in the Operating Partnership.

       Through the Operating Partnership, we own or have an interest in a portfolio of 13 commercial real estate properties consisting of nine office properties, one of which includes an adjacent undeveloped land parcel, a 350-room hotel, and three off-site parking structures. Through one of the Services Companies, we also manage and lease an office, hotel and retail property located in the Dallas/ Ft. Worth, Texas area, for which we earn customary fees and incentive fees. The management agreement between us and the entity that owns this property will terminate if and when Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, no longer owns an interest in that property or is no longer bound by his non-competition agreement with us.

       Our portfolio is located in three Southern California markets — the Los Angeles Central Business District (the “LACBD”), the Tri-Cities area of Pasadena, Glendale and Burbank and the Cerritos

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

submarket. Our portfolio includes five office properties in the prime Bunker Hill area of the LACBD — US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower, and One California Plaza — and three off-site parking garages. In the Tri-Cities area, our portfolio includes an office property and the Plaza Las Fuentes Westin Hotel located at Plaza Las Fuentes in Pasadena, California, the Glendale Center office property in Glendale, California and a two-acre land parcel adjacent to the Glendale Center. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the AT&T Wireless Western Regional Headquarters.

       The Operating Partnership has also entered into option agreements with entities controlled by Mr. Maguire under which we have the right to acquire a completed office property in Santa Monica, California, a completed office property in the Tri-Cities area and a 12.5% interest in an entity that owns two existing office buildings and adjacent developable land, each in West Los Angeles, California. Based on current market and property conditions, it is uncertain as to whether we will exercise any of these options in the near future or whether market and property conditions will warrant our exercise of any of those options prior to their expiration. The management agreements between us and the entities that own the option properties are coterminous with our options to purchase these properties.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Combination

       The accompanying consolidated financial statements of our company include all of the accounts of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests contributed to the Operating Partnership by Mr. Maguire, and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred as though the entities had been combined at either the beginning of the period or inception. Accordingly, the results of operations for the year ended December 31, 2003 comprise those of the combined entities from June 27, 2003 through December 31, 2003. Prior to the combination, Maguire Properties and the Operating Partnership had no significant operation; therefore, the combined operations for the period prior to June 27, 2003, represent primarily the operations of the Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed.

       The accompanying combined financial statements of the Predecessor include interests in certain of our properties and the property management, leasing, acquisition and real estate development business of

Maguire Partners Development, Ltd. The real estate entities included in the consolidated and combined financial statements have been consolidated or combined only for the periods that such entities were under control by us or the Predecessor. The equity method of accounting is utilized to account for investments in real estate entities over which we or the Predecessor have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Investments in Real Estate

       Investments in real estate are recorded at depreciated cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	25 to 50 years
Acquired ground lease	Remaining life of the related leases as of the date of assumption of the lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment	5 years

       Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. There were no interest costs capitalized for the years ended December 31, 2003, 2002 and 2001.

       We assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2003 and 2002, none of our investments in real estate are held for sale. We believe no impairment in the net carrying values of our investments in real estate has occurred.

       Purchase accounting was applied, on a pro-rata basis, to the assets and liabilities related to real estate entities for which we and the Predecessor acquired additional interests, based on the percentage interest acquired. For purchases of additional interests in existing properties and purchases of properties from third parties that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

       The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. We also determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

       In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying consolidated and combined balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. Our leases do not currently include fixed-rate renewal periods.

       The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by us and the Predecessor because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Cash and Cash Equivalents

       Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

       Cash is invested with quality federally insured institutions that are members of the FDIC. Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC, or any other government agency. We have not realized any losses in such cash investments and we believe that these investments are not exposed to any significant credit risk.

Restricted Cash

       Restricted cash primarily consists of deposits for real estate taxes and insurance and leasing and other items as required by certain of our loan agreements.

Deferred Leasing Costs

       Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs also includes the net carrying value of acquired in-place leases and tenant relationships, which are discussed above in investments in real estate.

Deferred Loan Costs

       Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method.

Uncombined Real Estate Entities

       Investments in uncombined real estate entities are accounted for using the equity method of accounting whereby our investments in partnerships and limited liability companies are recorded at cost

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions.

       As of December 31, 2003, we have no real estate entities accounted for using the equity method of accounting. As of December 31, 2002, the Predecessor’s share of losses and distributions exceeds the Predecessor’s investments in the uncombined real estate entities for each of the uncombined entities, and accordingly, the aggregate balance is presented in the accompanying combined balance sheet as of December 31, 2002 as losses and distributions in excess of investments in uncombined real estate entities. Loans payable to uncombined real estate entities that are recorded as reductions of equity by the uncombined entities are included in losses and distributions in excess of investments in uncombined real estate entities and loans payable to such entities in the Predecessor’s combined balance sheet.

Revenue Recognition

       All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $2.4 million, $2.0 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, the impact of the amortization of acquired above market leases and acquired lease obligations increased revenue by $2.3 million, $0.5 million and $0.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated and combined balance sheets and contractually due but unpaid rents are included in rents and other receivables. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

       Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other income in the accompanying consolidated and combined statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

       Hotel revenues are recognized when the services are rendered to the hotel guests. Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Generally, 50% of leasing fees are recognized upon the execution of the lease and the remainder upon tenant occupancy unless significant future contingencies exist. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

Equity IPO Costs

       Underwriting commissions and IPO costs are reflected as a reduction to additional paid-in-capital.

Income Taxes

       For the year ended December 31, 2003, we elected to be taxed as a REIT pursuant to the Internal Revenue Code, as amended. We believe that Maguire Properties has qualified and intends to continue to qualify as a REIT. Therefore, we will be permitted to deduct distributions paid to our stockholders,

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

       We have elected to treat the Services Company as a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. For the periods presented in the accompanying consolidated and combined statements of operations there is no tax provision for the TRS.

       The Predecessor’s real estate entities were partnerships and limited liability companies, and its property management, leasing and real estate development operations were held by a partnership. Under applicable federal and state income tax rules, the allocated share of net income loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying combined financial statements for the period from January 1, 2003 through June 26, 2003 and for the years ended December 31, 2002 and 2001.

Earnings per Share

       Earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that has been granted or has been committed to be granted, all using the treasury stock method, are not dilutive for the period from June 27, 2003 through December 31, 2003.

Stock Options

       We apply the intrinsic value method of accounting for the stock options issued under our incentive award plan at the date of consummation of our IPO. Accordingly, upon the consummation of our IPO, no compensation expense was recorded relating to such options.

Critical Accounting Policies and Management’s Estimates

       We have identified certain critical accounting policies that affect our more significant judgments and estimates used in the preparation of the consolidated and combined financial statements. On an ongoing basis, we evaluate estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable and investments in real estate and asset impairment. The estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances.

       We must make estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income (loss).

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

       We are required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income (loss) because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

       We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate, including real estate held by any uncombined real estate entities accounted for using the equity method. These assessments have a direct impact on our net income (loss) because recording an impairment loss results in an immediate negative adjustment to net income.

       We are required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to real estate required. These assessments have a direct impact on our net income (loss) subsequent to the acquisitions as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities.

       We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

Reclassifications

       Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Minority Interests

       Minority interests relate to the interests in the Operating Partnership that are not owned by our company, which, at December 31, 2003, amounted to 20.5%. In conjunction with the formation of our company, certain persons and entities contributing ownership interests in the Predecessor properties to the Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right, commencing on or after August 27, 2004, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis after August 27, 2004, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Upon consummation of our IPO, 22.8% of the carrying value of the net assets of the Operating Partnership was allocated to minority interests. As a result of the exercise of the underwriters’ over-allotment option of 5,476,500 shares on July 8, 2003, the minority interests were reduced to 20.5%.

       Under their respective contribution agreements, Mr. Maguire and related entities directly and/or indirectly received 10,226,340 Units, including 28,947 Units beneficially owned through Masters Investments, LLC, and Mr. Gilchrist, our president and co-chief executive officer, through Master Investments, LLC, received 5,263 Units. Two other officers and/or employees received an aggregate of 473,684 Units under contribution agreements.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

       The contribution agreements generally contain representations by the contributors only with respect to the ownership of their interests and certain other limited matters. Mr. Maguire and entities controlled by him, however, have made representations and warranties to our operating partnership with respect to the condition and operations of the properties and interests contributed to us and certain other matters. Mr. Maguire and related entities have agreed to indemnify our operating partnership for breach of such representations and warranties until July 27, 2004, subject to certain thresholds and up to a maximum of $20.0 million. Mr. Maguire and entities controlled by him have pledged 1,052,632 Units to our operating partnership in order to secure their indemnity obligation, and such Units are the sole recourse of our operating partnership in the case of a breach of representation or warranty or other claim for indemnification.

       In addition, the contribution agreements contain a release by us of certain senior officers and directors who are party to contribution agreements (including Mr. Maguire and Mr. Gilchrist) with respect to all claims, liabilities, damages and obligations related to their ownership of the property entities and/or their employment with the Predecessor which existed at the closing of the formation transactions, other than breaches by them or entities related to them, as applicable, of the employment agreements, non-competition agreements and contribution agreements entered into by them and these entities in connection with the formation transactions.

4.	Debt

       A summary of our outstanding indebtedness as of December 31, 2003 and 2002 is as follows:

			Paid/			Principal Outstanding
	Maturity		Defeased
Properties	Date		Date	Interest Rate		2003	2002

US Bank Tower Mortgage	07/01/13		—	4.66%		$260,000,000	$—
Gas Company Tower and
808 South Olive Garage
Mortgage	07/06/07	(1)	—	LIBOR + 0.824%	(2)	230,000,000	—
Mortgage	01/09/04		06/27/03	LIBOR + 1.030%		—	200,000,000
Mortgage	01/09/04		06/27/03	LIBOR + 6.000%		—	85,000,000
Senior Mezzanine	07/07/08	(3)	—	LIBOR + 3.750%	(4)	30,000,000	—
Junior Mezzanine	07/06/07	(1)	—	LIBOR + 6.625%	(5)	20,000,000	—
Mezzanine (A)	12/09/03		06/27/03	LIBOR + 10.000%		—	18,438,000
Mezzanine (B)	12/09/03		06/27/03	13.00%		—	21,600,000
Wells Fargo Tower Mortgage	07/01/10		—	4.68%	(6)	250,000,000	—
KPMG Tower
Mortgage	08/31/05	(7)	—	LIBOR + 1.875%		195,000,000	195,000,000
Junior Mezzanine	08/31/05		06/27/03	LIBOR + 12.064%		—	37,000,000
One California Plaza Mortgage	12/01/10		—	4.73%		146,250,000	—
Plaza Las Fuentes
Mortgage	05/07/04		06/27/03	LIBOR + 2.800%		—	73,000,000
Mezzanine	05/09/04		06/27/03	22.00%		—	14,000,000
Glendale Center Mortgage	11/01/13		—	5.727%		80,000,000	—
Credit Facility	05/05/03		06/27/03	LIBOR + 2.000%		—	10,000,000
Other	08/31/05		06/27/03	N/A		—	4,000,000

Total:						$1,211,250,000	$658,038,000

(1)	A one-year extension is available at our option.

(2)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(3)	This loan must be repaid on the maturity date of the Gas Company Tower and 808 South Olive garage mortgage financing if the mortgage is not extended.

(4)	As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(5)	This loan is subject to a LIBOR floor of 2%. This loan also requires a monthly “interest floor differential” payment during any month in which LIBOR is less than 2% per annum; such payment must be made until the principal balance of the Gas Company Tower and 808 South Olive garage senior mezzanine loan no longer exceeds $20.0 million, and is equal to the positive difference between 2% and LIBOR, times a notional amount that is initially $10.0 million, but which decreases dollar for dollar as the first $10.0 million of senior mezzanine loan principal is repaid.

(6)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.

(7)	Two one-year extensions available at our option.

       As of December 31, 2003 and 2002, LIBOR was 1.12% and 1.38%, respectively.

       Except for our mortgage loans for Wells Fargo Tower and One California Plaza, our loans require interest only payments on a monthly basis with principal due at maturity. Our Wells Fargo Tower mortgage loan requires monthly payments of interest only until July 2006 when monthly payments based on a 33-year amortization schedule begins. Our One California Plaza mortgage loan requires monthly payments of interest only until November 2007 when monthly payments based on a 26-year amortization schedule begins.

       As of December 31, 2003, principal payments due for our mortgages and other secured loans are as follows (in thousands):

2004	$—
2005	195,000
2006	1,507
2007	254,054
2008	36,792
Thereafter	723,897

Total	$1,211,250

       The terms of our mortgage and mezzanine loans do not permit us to prepay the loans during specified lockout periods. We are permitted to defease the US Bank Tower and Wells Fargo Tower mortgage loans. The Gas Company Tower and 808 South Olive Garage mortgage and mezzanine loans can be repaid during the lockout period if the lender consents, subject to a prepayment penalty of 5% of the outstanding principal amount of the loan. The KPMG Tower mortgage loan requires a prepayment penalty based on a formula described in the loan agreement. The Glendale Center mortgage loan may be prepaid in whole but not in part between the end of the lockout period and a “permitted prepayment date” subject to a prepayment penalty based on a formula described in the loan agreement. No prepayment penalty applies to the Glendale Center mortgage loan after the permitted prepayment date. The One California Plaza mortgage loan may be prepaid in whole, but not in part, after November 1, 2006, subject to a prepayment penalty based on a formula described in the loan agreement. No prepayment penalty applies to the One California Plaza mortgage loan after October 1, 2010.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

       Certain mortgage and other secured loans were repaid or defeased, which resulted in prepayment penalties, exit fees and defeasance costs. Such costs along with the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt that was repaid, are presented as loss from early extinguishment of debt in the accompanying consolidated and combined statements of operations.

       The Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The credit facility provides for borrowings up to $100 million ($80.6 million is available to us as of January 31, 2004) and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on our overall leverage. No amounts are outstanding under this facility as of December 31, 2003. This credit facility expires in June 2006 with an option to extend the term for one year at our option. The credit facility is secured by our ownership interests in Plaza Las Fuentes and Cerritos Corporate Center Phases I and II.

       The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2003, we were in compliance with all such covenants.

       We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned and controlled by Mr. Maguire and an entity controlled by certain former senior executives of the Predecessor. As of December 31, 2003, $591.8 million of our debt is subject to such guarantees.

5.	Earnings per Share and Stockholders’ Equity

       The following is a summary of the elements used in calculating basic and diluted earnings per share (in thousands except share and per share amounts):

Period June 27, 2003
through
December 31, 2003

Net loss attributable to common shares	$(31,016)
Weighted average common shares outstanding — basic	42,009,487
Potentially dilutive common shares(1):
Stock options	—
Restricted stock	—
Adjusted weighted average common shares outstanding — diluted	42,009,487
Net loss per share — basic and diluted	$(0.74)

(1)	For the period June 27, 2003 through December 31, 2003 the potentially dilutive shares were not included in the earnings per share calculation as their effect is antidilutive.

       A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

redeemed for cash, or exchanged for shares of common stock on a one-for-one basis after August 27, 2004. We had 42,645,711 shares of common stock and 10,999,398 of Units outstanding as of December 31, 2003.

       On December 15, 2003, we declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to Unit holders of record, in each case as of December 31, 2003, of $0.40 per common share and Unit, for the quarter ended December 31, 2003. This dividend and distribution was paid on January 30, 2004. For the period June 27, 2003 to December 31, 2003 we declared dividends and distributions of $0.8176 per share and Unit. This is equivalent to an annual rate of $1.60 per common share and Unit.

       We granted 530,000 stock options that had an exercise price equal to the market value of the underlying common stock on the date of the grant, which was $19.00, and the options vest over the course of 3 years from the grant date.

       The fair market value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003.

Dividend yield	8.4%
Expected life of option	36 months
Risk-free interest rate	3.41%
Expected stock price volatility	15.00%

       The stock-based compensation cost that we would have recorded for the period June 27, 2003 through December 31, 2003, had we expensed the fair value of the options calculated using the Black-Scholes method, would have been $90,000.

Distributions

       Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation. Tax treatment of the distributions to common stockholders and Unit holders for the period June 27, 2003 to December 31, 2003 represented a 100% return of capital for federal income tax purposes (unaudited).

       The following table illustrates the effect on net income available to common shareholders and earnings per common share if we had recorded compensation expense based on the fair value of the stock options for the period June 27, 2003 to December 31, 2003 (in thousands except per share amounts):

Net loss available to common shareholders	$(31,016)
Less: Total stock-based employee compensation expense determined under the fair value method	(90)
Pro forma net loss available to common shareholders	$(31,106)
Earnings per share:
Basic and dilutive — as reported	$(0.74)
Basic and dilutive — pro forma	$(0.74)

6.	Incentive Award Plan

       We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P., (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, the

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Operating Partnership and the Services Companies (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock with an aggregate value of $12.5 million were issued upon consummation of the IPO. The holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring any shares until June 27, 2004. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of the IPO, 263,158 shares vest equally over 5 years and 52,632 vest equally over 3 years, on the anniversary date of the IPO. In addition, we have committed to grant to certain officers no later than one year following the consummation of the IPO shares of restricted stock with an aggregate value of $5.5 million. Additionally, as discussed in Note 5, we have also granted options to certain of our officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share.

       We recorded deferred compensation charges totaling $1.2 million for the period from June 27, 2003 through December 31, 2003 for the vesting of the restricted stock grants.

7.	Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments”, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

       Our estimates of the fair value of financial instruments at December 31, 2003 and 2002, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

       The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. As described in note 8, the interest rate cap and interest rate swap financial instruments are recorded at fair value.

       We calculate the fair value of our mortgage and other secured loans based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.

       At December 31, 2003 the aggregate fair value of our mortgage and other secured loans is estimated to be $1,180.6 million compared to the carrying value of $1,211.3 million. As of December 31, 2002 the fair value of the loans approximates the carrying value.

8.	Derivative Instruments

       In connection with our IPO, we entered into interest rate swap agreements to fix the floating interest rate associated with $250 million of the Gas Company Tower and 808 South Olive Garage loans and $72 million of the KPMG Tower mortgage loan. On October 10, 2003 we sold the $72 million interest rate swap for $1.6 million. Net amounts received or paid under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate swap agreements is to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

       Under SFAS 133, our interest rate swap agreements qualify as cash flow hedges. The fair value of the swap outstanding as of December 31, 2003 was approximately $6.4 million, which is included in accumulated other comprehensive income in our consolidated balance sheet net of the minority interest share of $1.3 million. Also included in accumulated other comprehensive income as of December 31, 2003 is $1.8 million of deferred gain on the swap that we sold, net of the minority interest share of $0.4 million. This gain is recognized as a reduction of interest expense over the life of the related loan as required by SFAS 133. The estimated fair value of the interest rate swap agreement is dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair values may significantly change during the term of the agreement. If the underlying floating rate loans were to be repaid prior to maturity, we would recognize in interest expense any unamortized gain or loss at the time of such early repayment.

       The table below lists our derivative instruments, and their fair values as of December 31, 2003 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest rate swap	$250,000	2.17%	07/15/03	07/16/07	$6,449
Interest rate cap	232,000	6.00%	09/13/02	09/01/05	72
Interest rate cap	230,000	7.92%	07/15/03	07/15/07	732
Interest rate cap	20,000	7.92%	11/17/03	07/15/07	64
Interest rate cap sold	250,000	7.92%	07/15/03	07/15/07	(796)
Interest rate cap	30,000	3.50%	07/15/03	07/15/08	1,211
Interest rate cap sold	30,000	3.50%	07/15/03	07/15/08	(1,211)

Total					$6,521

9.	Unconsolidated and Uncombined Real Estate Entities

       As of December 31, 2003, we had no real estate entities that were accounted for as an unconsolidated investment using the equity method of accounting. From June 27, 2003 through August 29, 2003 we had an investment in Glendale Center, which we accounted for using the equity method. For the period January 1, 2003 through June 26, 2003 and the year ended December 31, 2002 and 2001, the

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Predecessor had indirect investments in the following properties, which were accounted for as uncombined investments using the equity method of accounting:

US Bank Tower
Wells Fargo Tower
Glendale Center
KPMG Tower (through September 13, 2002, when the third party interests were purchased)

Following is condensed, combined financial information related to these properties:

Balance Sheet Information

(in thousands)

December 31, 2002

Investments in real estate	$429,795
Other assets	112,050

Total assets	$541,845

Loans payable	$468,815
Other liabilities	43,197
Redeemable preferred equity	64,606
Owners deficit	(34,773)

Total liabilities and equity	$541,845

Statements of Operations Information

(in thousands)

	Year Ended December 31,

	2003	2002	2001

Revenue	$59,851	$132,288	$142,544
Expenses:
Operating and other expenses	25,029	52,882	52,888
Interest expense	20,850	53,970	49,820
Depreciation and amortization	13,116	24,091	27,041

Net income	$856	$1,345	$12,795

Our/ Predecessor’s share of net income (loss)	1,214	(1,276)	(4,036)
Elimination and other entries	409	1,114	1,357

Equity in net income (loss) of real estate entities	$1,623	$(162)	$(2,679)

       Significant accounting policies used by the unconsolidated and uncombined real estate entities that own or owned these properties are similar to those used by us and the Predecessor.

10.	Segment Information

       We have two reportable segments, office and hotel. The components of the office segment include rental of office, retail and storage space to tenants, parking and other tenant services. The components of the hotel segment include rooms, food and beverage, and other services to hotel guests.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

       Since we do not allocate investment in real estate between the hotel and the office portions of the Plaza Las Fuentes property, separate information related to investment in real estate, expenditures for investments in real estate, and depreciation and amortization is not available for the office and hotel segments.

       Set forth below is information related to the office segment for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Revenue from office operations	$177,668	$80,493	$67,649
Equity in net (loss) income of real estate entities	1,623	(162)	(2,679)
Interest expense	48,938	34,017	38,641

       Following is information related to the hotel segment for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	2003	2002	2001

Revenue from hotel operations	$18,449	$20,005	$19,346
Interest expense	2,121	4,958	7,131

11.	Recent Accounting Pronouncements

       On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations or cash flows.

       In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer require classification as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after September 15, 2003. On November 7, 2003, the FASB deferred the effective date of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests in order to address a number of interpretation and implementation issues. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations or cash flows.

       In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The adoption of FIN 45 did not have any impact on our financial position or results of operations or cashflows.

       In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate such an entity. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. Certain provisions of this interpretation are effective for 2003. The adoption of the provisions of this statement did not have any impact on our financial position or results of operations or cash flows.

12.	Property Acquisitions

       Prior to or in connection with our IPO, we acquired a 100% interest in Cerritos Corporate Center Phase I and Phase II (June 27, 2003) from a third party for cash, and various additional interests in the existing properties in our portfolio including those in US Bank Tower (June 27, 2003), KPMG Tower (September 13, 2002) and Wells Fargo Tower (February 5, 2003 and June 27, 2003) and, in connection therewith, all of the existing debt was refinanced.

       On August 29, 2003, we acquired all of the third party interests in Glendale Center for aggregate consideration of $64.0 million, excluding acquisition costs. The acquisition consisted of purchasing BankAmerica Realty Services Inc.’s ownership interest for $53.0 million and Disney Enterprises’ distribution participation rights for $11.0 million. Concurrently we defeased the existing $37.0 million property mortgage. On October 14, 2003, we obtained an $80.0 million mortgage loan secured by Glendale Center.

       On November 6, 2003, we acquired One California Plaza from a third party for aggregate consideration of $225.0 million. This purchase was funded, in part, with a seller-provided mortgage of $146.3 million.

       The unaudited pro forma information included below is presented as if the purchase of One California Plaza on November 6, 2003, along with the related financing transaction, the funding of the new Glendale Center mortgage on October 14, 2003, the IPO and related formation transactions and refinancing transactions, and the acquisitions of additional interests in KPMG Tower and Wells Fargo Tower on September 13, 2002 and February 5, 2003, respectively, along with the related financing transactions had occurred as of the first day of the periods presented.

       The pro forma information includes consolidating US Bank Tower and Wells Fargo Tower, both of which became wholly-owned on June 27, 2003 and Glendale Center, which became wholly-owned on August 29, 2003 as a result of our acquisition of the ownership interests in these properties previously held by third parties, which resulted in us gaining control over major decisions including selling and refinancing the properties. The pro forma condensed consolidated statements of operations also reflect our acquisition of all of the minority interests previously held by third parties in the Gas Company Tower, 808 South Olive Garage and Plaza Las Fuentes, all of which are combined properties for the Predecessor historical

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

combined financial statements and the purchase of Cerritos Corporate Center Phase I and Phase II. Such interests were acquired on June 27, 2003.

       The pro forma information excludes $14.2 million of compensation expense related to the IPO and $53.4 million of losses on early extinguishment of debt, all incurred during the year ended December 31, 2003, since the pro forma information is based on the assumption that our common stock and loans payable had been outstanding as of the beginning of the period presented.

       The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2003 and 2002 based on the assumptions described above (amounts in thousands except per share data):

	2003	2002

	(unaudited)
Pro forma revenues	$289,295	$277,287
Pro forma net income	20,363	24,214
Pro forma earnings per common share — basic and diluted	0.48	0.57

13.	Future Minimum Rent

       Our properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2004 to 2020. The future minimum lease payments to be received (excluding operating expense reimbursements) by our company as of December 31, 2003, under non-cancelable operating leases are as follows (in thousands):

2004	$135,704
2005	126,708
2006	114,173
2007	107,037
2008	102,295
Thereafter	345,330

Total	$931,247

14.	Tenant Concentrations

       Our tenants in our five office towers located in the LACBD consist largely of professional service firms, particularly law firms, financial institutions and a utility company. A significant portion of our and the Predecessor’s rental revenues and tenant reimbursements were generated from certain tenants of these properties. The revenue recognized related to tenants that were greater than 10% of consolidated and combined rental revenues and tenant reimbursement revenue for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

	2003		2002	2001

Law firm tenant in Gas Company Tower	$	*	$8,149	$7,723
Law firm tenant in Gas Company Tower		*	7,502	7,413
Sempra Energy and its subsidiary, Southern California Gas Company**		30,629	22,822	21,401

		$30,629	$38,473	$36,537

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

*	Less than 10% for the year ended December 31, 2003.

**	We began consolidating revenue from Sempra Energy on June 27, 2003 when we acquired the third party interests in U.S. Bank Tower.

       As of December 31, 2003 and 2002, $7,244,000 and $5,551,000, respectively, of the deferred rents included in our consolidated and combined balance sheets relates to these tenants.

15.	Commitments and Contingencies

Capital Leases

       We have capital lease obligations for equipment on KPMG Tower and Wells Fargo Tower expiring January 2009, U.S. Bank Tower expiring March 2009 and Gas Company Tower expiring December 2008.

       The gross payments under these leases as of December 31, 2003 are as follows (in thousands):

2004	$1,659
2005	1,659
2006	1,659
2007	1,576
2008	1,328
Thereafter	188

8,069
Less: interest	(1,532)

$6,537

Operating Leases

       We have ground lease obligations on One California Plaza expiring August 2082 and Cerritos Corporate Center Phase I and Phase II, expiring November 2032, with an option to extend through March 2087. We also have an air space lease at Plaza Las Fuentes expiring December 2017, with options to renew for three additional ten-year periods and an option to purchase the land and airspace.

       The minimum commitment under these leases as of December 31, 2003 was as follows (in thousands):

2004	$1,915
2005	1,915
2006	1,915
2007	1,915
2008	1,915
Thereafter	140,023

Total	$149,598

       In addition to the minimum fixed rents, the leases include formulas for variable contingent rent. For the years ended December 31, 2003, 2002 and 2001, rent expense related to these leases was equal to the fixed rent as the conditions for payment of contingent rent had not been met. Rental expense totaled approximately $1,049,000, $608,000 and $608,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Capital Commitments

       As of December 31, 2003 we had approximately $15.0 million in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

Credit Risk

       We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. However, since we have a significant concentration of rental revenue from certain tenants, the inability of those tenants to make their lease payments could have an adverse effect on the company.

Other Litigation or Claims

       In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we believe would have a material adverse effect on us.

Insurance

       We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain of the option properties and properties owned by Mr. Maguire, or entities controlled by him, that were not contributed to us in connection with our IPO. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. In addition, we carry earthquake insurance on our properties located in seismically active areas and terrorism insurance on all of our properties, in each case in an amount and with deductibles which we believe are commercially reasonable. All of the properties in our portfolio are located in areas known to be seismically active.

Hotel Management Agreement

       Effective December 20, 2002, we entered into a hotel management agreement with Westin Management Company West (Westin) to operate the Plaza Las Fuentes Westin Hotel. This agreement has a 15 year term and calls for base management fees of 2.5% of gross operating revenue, as defined, in year one, 2.75% in year two and 3.0% thereafter. The agreement also requires incentive management fees, if applicable, based on the computation methodology described in this agreement. Additionally, the agreement calls for a $3,500,000 payment to be made by Westin at the inception of agreement, which we amortized as an offset to management fees over a 10-year period. Any unamortized amount is refundable to Westin in the event that the management agreement is terminated.

Employment Agreements

       We have entered into employment agreements with our executive officers. These agreements provide for salary, bonuses and other benefits, including potentially, severance benefits upon a termination of employment, as well as for grants of restricted common stock, option awards, cash bonuses and tax gross-ups, among other matters.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

401(k) Plan

       We sponsor a 401(k) plan for our employees. The employer contribution was approximately $132,000, $119,000 and $128,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Tax Indemnification Agreements

       We have agreed not to sell U.S. Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Los Fuentes for periods of up to 12 years (lock-out period). We have agreed to indemnify Mr. Maguire and others from all direct and indirect tax consequences if any of these properties are sold during the lockout period. The lockout period does not apply if a property is disposed of in a nontaxable transaction (i.e., §1031 exchange).

16.	Quarterly Financial Information (unaudited)

       The tables below reflect the Company’s selected quarterly information for us and the Predecessor for the years ended December 31, 2003 and 2002. Certain amounts have been reclassified to conform to the current year presentation.

Consolidated and Combined Statements of Operations Information

(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,		March 31,
	2003	2003	2003(1)		2003

Total revenue	$70,208	$62,523	$32,248		$31,138
Income (loss) before minority interests	10,101	9,078	(79,366)		(1,434)
Net income (loss)	8,030	7,196	(65,813)		(1,578)
Net income per share — basic and diluted	$0.19	$0.17	$(1.25	)(2)	$—

Weighted-average shares outstanding — basic	42,329,921	41,913,231	36,853,421		—

Weighted-average shares outstanding — diluted	42,496,536	41,974,245	36,853,421		—

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Total revenue	$31,351	$25,142	$21,972	$22,033
Loss before minority interests	(3,986)	(6,795)	(1,641)	(2,739)
Net loss	(3,857)	(6,797)	(1,459)	(2,583)

(1)	Represents consolidated operating results for Maguire Properties, Inc. for the four-day period from June 27, 2003 to June 30, 2003 and combined operating results for the Predecessor for the period from April 1, 2003 to June 26, 2003. The operating results for the quarter ended June 30, 2003 are not comparable to future expected operating results of the company since they include various IPO-related charges.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(2)	The net income per share — basic and diluted is for the four-day period from June 27, 2003 to June 30, 2003. This is not comparable to future net income per share since it includes the effect of various IPO-related charges.

17.	Investments in Real Estate

       Following is certain information related to our investments in real estate as of December 31, 2003 (in thousands):

		Initial Cost(1)		Costs Capitalized		Total Costs
				Subsequent to
		Land and		Acquisition		Land and
		Acquired				Acquired				Year
		Ground	Building &	Carrying		Ground	Building &		Accumulated	Acquired (a) or
Property	Encumbrances	Lease	Improvements	Costs	Improvements	Lease	Improvements(2)	Total	Depreciation(2)	Constructed (c)(1)

US Bank Tower(3)	$260,000	$21,233	$—	$38,122	$257,825	$41,182	$275,998	$317,180	$(5,409)	1989(c	)
Gas Company Tower	267,000	29,423	—	54,464	252,428	55,589	280,726	336,315	(28,348)	1991(c	)
808 S. Olive	13,000	5,912	8,625	—	2,475	5,982	11,030	17,012	(5,677)	1991(a	)
Wells Fargo Tower	250,000	4,073	—	**	295,277	33,789	265,561	299,350	(16,510)	1982(c	)
KPMG Tower(3)	195,000	4,666	—	**	197,962	15,386	187,242	202,628	(31,175)	1983(c	)
One California Plaza	146,250	30,425	196,633	—	—	30,425	196,633	227,058	(1,702)	2003(a	)
Plaza Las Fuentes(4)	—	—	—	5,654	109,632	—	115,286	115,286	(37,778)	1989(c	)
Glendale Center	80,000	12,595	22,882	335	61,397	18,357	78,852	97,209	(2,955)	1995(a	)
Cerritos Corporate Center Phase I & Phase II(4)	—	—	71,863	—	—	—	71,863	71,863	(898)	2003(a	)

	$1,211,250	$108,327	$300,003	$98,575	$1,176,996	$200,710	$1,483,191	$1,683,901	$(130,452)

**	Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.

(1)	For properties previously owned by the Predecessor, the initial cost and year acquired or constructed are based on the initial acquisition or construction by the joint venture entity invested in by the Predecessor.

(2)	Portions of accumulated depreciation and amortization were offset against buildings and improvements in connection with applying purchase accounting for additional interests in the properties previously invested in by the Predecessor.

(3)	U.S. Bank Tower includes the Westlawn offsite parking garage and KPMG Tower includes the X-2 offsite parking garage.

(4)	These properties secure our $100 million line of credit facility.

       The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $1,214,727 (unaudited) as of December 31, 2003.

MAGUIRE PROPERTIES, INC. AND SUBSIDIARIES AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

       The following table reconciles the historical cost of our and the Predecessor’s investments in real estate from January 1, 2001 through December 31, 2003:

	Year Ended December 31,

	2003		2002		2001

Balance, beginning of the year	$632,247		$446,732		$439,262
Additions during the year	1,054,380	(1)	185,961	(2)	8,521
Deductions during the year	(2,726)		(446)		(1,051)

Balance, end of the year	$1,683,901		$632,247		$446,732

(1)	The additions during 2003 include the effect of consolidating U.S. Bank Tower, Wells Fargo Tower, and Glendale Center.

(2)	The additions during 2002 include the effect of combining KPMG Tower.

       The following table reconciles accumulated depreciation and amortization related to our and the Predecessor’s investments in real estate from January 1, 2001 through December 31, 2003:

	Year Ended December 31,

	2003		2002		2001

Balance, beginning of the year	$82,863		$46,079		$32,792
Additions during the year	49,619	(1)	37,230	(2)	13,579
Deductions during the year	(2,030)		(446)		(292)

Balance, end of the year	$130,452		$82,863		$46,079

(1)	The additions include the effects of including a pro-rata share of historical accumulated depreciation amortization for U.S. Bank Tower, Wells Fargo Tower, and Glendale Center based on the percentage ownership prior to our acquisition of the third party interest of these properties.

(2)	The additions include the effect of including a pro-rata share of historical accumulated depreciation and amortization for KPMG Tower based on the Predecessor’s percentage ownership prior to its acquisition of the third party interests in this property.

18.	Subsequent Events

       On January 15, 2004, we completed the offering of 10 million shares of 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option. We intend to use the proceeds from the offering for investment and general corporate purposes.

       On February 10, 2004, we announced that we had entered into an agreement to purchase Park Place, an office park located in Orange County, California, for approximately $260.0 million from a third party. The purchase price includes the assumption of the existing mortgage and mezzanine financing of approximately $164.0 million. The acquisition is expected to close in the first quarter of 2004.

INDEPENDENT AUDITORS’ REPORT

The Members

Maguire Partners-South Tower, LLC:

We have audited the accompanying statements of operations, members’ deficit, and cash flows of Maguire Partners-South Tower, LLC, a California limited liability company (the Company), for the period from January 1, 2002 through September 13, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Maguire Partners-South Tower, LLC for the period from January 1, 2002 through September 13, 2002 and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

December 20, 2002

MAGUIRE PARTNERS-SOUTH TOWER, LLC

(A California Limited Liability Company)

STATEMENT OF OPERATIONS

Period from January 1, 2002 through September 13, 2002 and Year Ended December 31, 2001
(In thousands)

	2002	2001

Revenues:
Rental	$13,433	$20,828
Tenant reimbursements	7,189	6,605
Parking operations	3,793	5,093
Interest and other	306	81

Total revenues	24,721	32,607

Expenses:
Rental property operating and maintenance	7,495	10,303
Real estate taxes	1,520	2,111
Parking	861	1,055
Depreciation and amortization	4,549	6,328
Interest	14,549	20,602

Total expenses	28,974	40,399

Net loss	$(4,253)	$(7,792)

See accompanying notes to the financial statements.

MAGUIRE PARTNERS-SOUTH TOWER, LLC

(A California Limited Liability Company)

STATEMENT OF MEMBERS’ DEFICIT

Period from January 1, 2002 through September 13, 2002 and Year Ended December 31, 2001
(In thousands)

	Maguire Partners-	Other
	Bunker Hill, Ltd.	Members	Total

Balance, December 31, 2000	$(36,371)	$(20,765)	$(57,136)
Net loss	(3,897)	(3,895)	(7,792)

Balance, December 31, 2001	(40,268)	(24,660)	(64,928)
Net loss	(2,127)	(2,126)	(4,253)
Transfer to newly formed entity under common control	42,395	26,786	69,181

Balance, September 13, 2002	$—	$—	$—

See accompanying notes to the financial statements.

MAGUIRE PARTNERS-SOUTH TOWER, LLC

(A California Limited Liability Company)

STATEMENT OF CASH FLOWS

Period from January 1, 2002 through September 13, 2002 and Year Ended December 31, 2001
(In thousands)

	2002	2001

Cash flows from operating activities:
Net loss	$(4,253)	$(7,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,549	6,328
Amortization of loan costs and loan discount	1,547	2,555
Changes in assets and liabilities:
Rents and other receivables	(1,024)	(111)
Deferred rents	591	1,013
Due from affiliates	1,311	(274)
Deferred leasing costs	(1,594)	(2,090)
Other assets	(324)	123
Accounts payable and other liabilities	3,274	120
Accrued interest payable	654	38

Net cash provided by (used in) in operating activities	4,731	(90)

Cash flows from investing activities:
Change in restricted cash	(1,901)	568
Expenditures for improvements to real estate	(2,917)	(5,084)

Net cash used in investing activities	(4,818)	(4,516)

Cash flows from financing activities:
Proceeds from mortgage loans	—	4,568
Principal payments on capital lease payable	(62)	(19)

Net cash provided by (used in) financing activities	(62)	4,549

Net decrease in cash and cash equivalents	(149)	(57)
Cash and cash equivalents at beginning of year	261	318

Cash and cash equivalents at end of year	$112	$261

Supplemental disclosure of cash flow information: cash paid for interest	$12,348	$18,008
Supplemental disclosure of noncash investing and financing activity:
Equipment acquired through a capital lease	$877	$623

See accompanying notes to the financial statements.

MAGUIRE PARTNERS-SOUTH TOWER, LLC

(A California Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(1)	Organization and Description of Business

       Maguire Partners-South Tower, LLC (the Company) was a California limited liability company whose members consisted of Maguire Partners-Bunker Hill, Ltd., a California limited partnership (Maguire), and certain institutional investors. Maguire had a 50.01% membership interest in the Company. The Company owned and operated a high-rise office building, known as the KPMG Tower, located in the Los Angeles central business district, California.

       On September 13, 2002, an affiliate of Maguire purchased the 49.49% membership interests owned by the institutional investors; the assets and liabilities of the Company were transferred to a newly formed entity; and, shortly thereafter, the Company was liquidated.

       In accordance with the terms of the Company’s operating agreement, losses were allocated to each member pro rata based on their stated percentage interest. Available cash flow was allocated based on the formulas described in the limited liability company agreement; however, the Company was precluded from making distributions to the members until the mortgage loan was repaid.

       The KPMG Tower, which is part of the Wells Fargo Center, consists of a 45-story office tower, a five-level subterranean parking garage, and an off-site five-story parking structure, known as X-2 Garage. The other high-rise office building in the Wells Fargo Center, known as the Wells Fargo Tower, is owned by an affiliate of Maguire.

       An affiliate of Maguire served as the property manager for the KPMG Tower and, accordingly, made the day-to-day decisions related to the Company. Major decisions, as defined in the Company’s operating agreement, were made by a management committee, which includes representatives from each of the Company’s members. For approval to be given by the management committee, members of the committee representing at least 75% of the aggregate percentage membership interests in the Company were required to approve a major decision.

(2)	Summary of Significant Accounting Policies

(a)	Depreciation and Amortization of Investments in Real Estate

       Depreciation and amortization of investments in real estate is recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	50 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment	5 years

(b)	Impairment of Long-Lived Assets

       The Company assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management believes no impairment in the net carrying value of the investment in real estate has occurred.

MAGUIRE PARTNERS-SOUTH TOWER, LLC
(A California Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

(c)	Amortization of Deferred Leasing and Loan Costs

       Deferred leasing commissions and other direct costs associated with the acquisition of leases with tenants are amortized on a straight-line basis over the terms of the related leases. Loan costs are amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method.

(d)	Amortization Related to Accrued Lender Participation

       As of the inception of the mortgage loan, the Company recorded a liability and a corresponding loan discount equal to the estimated fair value of the equity participation feature of its mortgage loan (see note 3). Subsequent changes in the estimated fair value of the participation feature are recorded as adjustments to the recorded liability and discount. The discount is amortized utilizing the effective-interest method over the life of the related mortgage loan.

(e)	Revenue Recognition

       All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases.

       Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other income in the accompanying statements of operations, are recognized when the related leases are canceled and the Company has no continuing obligation to provide services for such former tenants.

(f)	Income Taxes

       Under applicable federal and state income tax rules, the allocated share of net income or loss from limited liability companies is reportable in the income tax returns of the members. Accordingly, no income tax provision is included in the accompanying financial statements.

(g)	Management’s Estimates and Critical Accounting Policies

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

       Management has identified certain critical accounting policies that affect management’s more significant judgments and estimates used in the preparation of the Company’s financial statements. On an ongoing basis, management evaluates estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable and investments in real estate and asset impairment. The estimates are based on information that is currently available to management and on various other assumptions that management believes are reasonable under the circumstances.

       Management must make estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. Management specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income, because a higher bad debt allowance would result in lower net income.

MAGUIRE PARTNERS-SOUTH TOWER, LLC
(A California Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

       Management is required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investment in real estate. These assessments have a direct impact on the Company’s net income because if management were to shorten the expected useful lives of the Company’s investment in real estate the Company would depreciate such real estate over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

       Management is required to make subjective assessments as to whether there is impairment in the value of the Company’s investment in real estate. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income.

       Management is also required to make a subjective assessment as to the fair value of the real estate in order to calculate the estimate of the lender participation liability related to the mortgage loan on the property and the corresponding unearned discount on the loan. This assessment has a direct impact on the Company’s net income because the amortization of the unearned discount is recorded as additional interest expense over the life of the mortgage loan.

(h)	Reclassification

       Certain balances have been reclassified from amounts previously presented primarily to present parking expenses separately from rental property operating expenses and to classify property related general and administrative expenses as rental property operating expenses.

(3)	Mortgage Loan

       The mortgage loan, which had an outstanding principal balance of $183,595,000 as of December 31, 2001, was secured by a first trust deed on the KPMG Tower and had a maturity date of September 1, 2003. This loan was repaid on September 13, 2002 upon funding of a new loan obtained by the newly formed entity discussed in note 1. The loan bore interest at a fixed rate of 10% per annum, payable monthly, and provided for an equity participation interest feature whereby, upon sale of the property or at the maturity date of the loan, the Company was obligated to pay the lender an amount equal to 50.0% of the amount by which the sum of fair market value of the property plus all other net assets of the Company exceeds the then outstanding principal balance of the mortgage loan plus any prepayment penalties then due and payable, subject to certain modifications as defined in the agreement. The Company had estimated the fair value of the equity participation to be $7,466,000 as of December 31, 2001. The lender accepted $2,500,000 in satisfaction of the equity participation upon early repayment of the loan, however, a prepayment penalty was incurred. The reduction in the accrued lender participation, reversal of the related unamortized loan discount and the prepayment penalty were recorded by the new borrower, Maguire Partners — 355 S. Grand, LLC. The unamortized discount associated with this equity participation was $3,525,000 as of December 31, 2001. Discount amortization for the years ended December 31, 2001 was $2,369,000 and was included as a component of interest expense in the accompanying statement of operations.

(4)	Related Party Transactions

       Maguire Partners Development, Ltd (Development), an affiliate of Maguire leased space in the KPMG Tower through mid-2001. Rental and tenant reimbursement revenue from this lease totaled $234,000 for the year ended December 31, 2001.

MAGUIRE PARTNERS-SOUTH TOWER, LLC
(A California Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

       The Company incurred fees of $653,000 and $854,000 for the period from January 1, 2002 through September 13, 2002 and year ended December 31, 2001, respectively, to Development for providing on-site management services to the KPMG Tower. In accordance with the management agreement, the management fee was calculated as 2.5% of Project Income (as defined).

       Development obtains property and liability insurance for the Company as part of a larger insurance package that includes coverage on other real estate managed by Development. Development allocates a portion of the total insurance premium for the different insured components to the Company using specific identification, relative square footage, and relative insured value as an allocation basis.

       Development also has an agreement with the Company to provide leasing services. Approximately $921,000 and $621,000 of leasing commissions were incurred for the period from January 1, 2002 through September 13, 2002 and year ended December 31, 2001, respectively.

(5)	Minimum Future Lease Rentals

       Total future minimum rent under noncancelable operating tenant leases in effect as of December 31, 2001 is as follows (in thousands):

2002	$19,676
2003	13,983
2004	13,102
2005	12,824
2006	12,001
Thereafter	39,711

$111,297

(6)	Tenant Concentrations

       A significant portion of the Company’s rental revenues and tenant reimbursements were generated from four tenants. The revenue recognized related to these tenants for the year ended December 31, 2001 was as follows (in thousands):

School district	$9,233
Law firm	4,251
Accounting firm	3,790
Financial services firm	2,012

$19,286

       The leases for these tenants expire or are cancelable in 2003 through 2014.

(7)	Commitments and Contingencies

       The Company has been named as a defendant in a number of lawsuits in the ordinary course of business. Management believes, based, in part, on advice of legal counsel, that the ultimate settlement of these suits will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

       There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

       Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Categorical Standards for Board Service and Audit Committee Financial Expert” shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

       Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 concerning our directors and executive officers set forth under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

       The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information concerning our security ownership of certain beneficial owners and management required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information concerning certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The information concerning our principal accountant fees and services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule

       The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.

Maguire Properties, Inc. and Subsidiaries and Maguire Properties Predecessor
Independent Auditors’ Report	57
Consolidated and Combined Balance Sheets for Maguire Properties, Inc. and Subsidiaries as of December 31, 2003 and for the Maguire Properties Predecessor as of December 31, 2002	58
Consolidated and Combined Statements of Operations for Maguire Properties, Inc. and Subsidiaries for the period from June 27, 2003 through December 31, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and for the years ended December 31, 2002 and 2001	59
Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) and Comprehensive Loss for Maguire Properties, Inc. and Subsidiaries for the period from June 27, 2003 through December 31, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and for the years ended December 31, 2003 and 2002	60
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	61
Notes to Consolidated and Combined Financial Statements	64
Maguire Partners — South Tower, LLC financial statements and independent auditors’ report thereon	86

       All schedules are omitted since the required information is not present in amounts sufficient to require submission to the schedule or because the information required is included in the financial statements and notes thereto.

(b)	Reports on Form 8-K

       On October 6, 2003, we furnished to the Securities and Exchange Commission under Item 9 of Form 8-K a copy of our Press Release, dated October 6, 2003, to announce that it had entered into an agreement to acquire One California Plaza.

       On November 5, 2003, we furnished to the Securities and Exchange Commission under Item 9 and Item 12 of Form 8-K a copy of our Press Release, dated November 4, 2003, as well as supplemental information, regarding the our results of operations for the third quarter of 2003.

       On November 20, 2003, we filed a Form 8-K with the Securities and Exchange Commission under Item 2 to report the acquisition of One California Plaza by our wholly owned subsidiary.

(c)	Exhibits

Exhibit	Description

3.1	Articles of Amendment and Restatement of Maguire Properties, Inc.(4)
3.2	Form of Articles Supplementary of Maguire Properties, Inc. (1)
3.3	Amended and Restated Bylaws of Maguire Properties, Inc., as amended.(6)
4.1	Form of Certificate for Series A Preferred Stock of Maguire Properties, Inc.(2)
4.2	Form of Certificate of Common Stock of Maguire Properties, Inc.(3)
10.1	Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.(4)
10.2	Form of Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.(1)
10.3	Registration Rights Agreement dated as of June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein.(4)
10.4	Registration Rights Agreement dated June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P., Option Entities and ROFO Entities.(4)
10.5	Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties, L.P. and Maguire Properties Services, Inc.(4)
10.6	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III dated November 11, 2002.(3)
10.7	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Richard I. Gilchrist dated November 11, 2002.(3)
10.8	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Dallas E. Lucas dated November 11, 2002.(3)
10.9	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas dated November 7, 2002.(3)
10.10	Amendment to Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas dated November 1, 2003.(2)
10.11	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and John A. Morales dated November 8, 2002.(3)
10.12	Non-competition Agreement dated as of June 27, 2003 between Maguire Properties, Inc. and Robert F. Maguire III.(4)
10.13	Non-competition Agreement dated as of June 27, 2003 between Maguire Properties, Inc. and Richard I. Gilchrist(4)
10.14	Option Agreement (Water’s Edge) dated as of November 11, 2002.(3)
10.15	Option Agreement (Plaza Las Fuentes II) dated as of November 11, 2002.(3)
10.16	Option Agreement (1733 Ocean) dated as of November 11, 2002.(3)
10.17	Option Agreement (Solana) dated as of November 11, 2002. (3)
10.18	Right of First Offer (Solana) dated June 27, 2003 between Maguire Properties, L.P., Maguire Properties — Solana Limited Partnership and Maguire Partners — Solana Land, L.P.(4)
10.19	Revolving Credit Facility.(4)
10.20	First Letter Amendment and Limited Waiver to Credit Facility, dated October 28, 2003.(2)
10.21	Second Letter Amendment and Consent of Administrative Agent to Credit Facility.(1)
10.22	Senior Loan Agreement between Maguire Partners — 355 S. Grand, LLC, Deutsche Bank AG Cayman Island Branch and Deutsche Bank AG New York Branch dated September 13, 2002.(3)
10.23	Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P. dated as of November 11, 2002.(3)
10.24	Contribution Agreement between Maguire/ Thomas Partners — Master Investment, LLC and Maguire Properties, L.P. dated as of November 5, 2002.(3)
10.25	Contribution Agreement between William Thomas Allen and Maguire Properties, L.P. dated as of November 11, 2002. (3)
10.26	Contribution Agreement between Philadelphia Plaza Phase II and Maguire Properties, L.P. dated as of November 8, 2002. (3)

Exhibit	Description

10.27	Air Space Lease by and between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November, 1997 and Estoppel Certificate, Consent and Amendment dated March, 2001.(3)
10.28	Rate Protection Transaction dated March 26, 2002 between SMBC Derivative Products Limited and Bunker Hill Senior Mezzanine, LLC.(3)
10.29	Rate Protection Transaction dated March 26, 2002 between SMBC Derivative Products Limited and Bunker Hill Junior Mezzanine, LLC.(3)
10.30	Rate Protection Transaction dated as of December 15, 2000 between SMBC Limited and Maguire Partners — 555 West Fifth, LLC and Maguire Partners — 808 South Olive, LLC. (3)
10.31	Rate Protection Transaction dated as of December 15, 2000 between SMBC Derivative Products Limited and MP — 555 West Fifth Mezzanine, LLC and MP — 808 South Olive Mezzanine, LLC.(3)
10.32	Interest Rate Cap Transaction dated September 13, 2002 between Fleet National Bank and Maguire Partners — 355 S. Grand, LLC.(3)
10.33	Cap Transaction dated March 16, 2001 between Lehman Brothers Derivative Products Inc. and Maguire Partners — Plaza Las Fuentes, LLC.(3)
10.34	Limited Liability Company Agreement of Bunker Hill Equity, LLC, dated as of March 27, 2002.(3)
10.35	Membership Interests Purchase Agreement between Cousins Properties Incorporated, Maguire Properties, Inc. and Cousins/ Cerritos I, LLC dated March 17, 2003.(3)
10.36	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 26, 2003 by and among Library Square Associates, LLC, as borrower, Commonwealth Title Company, as Trustee and Greenwich Financial Products, Inc., as lender and Form of Cash Management Agreement dated as of June 26, 2003 by and among Library Square Associates, LLC, Maguire Properties, L.P., Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association. (4)
10.37	Loan Agreement dated as of June 27, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties — 555 W. Fifth, LLC and Maguire Properties — 808 S. Olive, LLC, as borrower.(4)
10.38	Mezzanine Loan Agreement dated as of June 27, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties — 555 W. Fifth Mezzanine, LLC and Maguire Properties — 808 S. Olive Mezzanine, LLC, as borrower. (4)
10.39	Form of Amended and Restated Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties — 555 W. Fifth, LLC and Maguire Properties — 808 S. Olive, LLC, as borrower.(2)
10.40	Form of Amended and Restated Senior Mezzanine Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties — 555 W. Fifth Senior Mezzanine, LLC and Maguire Properties — 808 S. Olive Senior Mezzanine, LLC, as borrower.(2)
10.41	Form of Junior Mezzanine Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties — 555 W. Fifth Junior Mezzanine, LLC and Maguire Properties — 808 S. Olive Junior Mezzanine, LLC, as borrower.(2)
10.42	Management and Leasing Agreement (Solana) dated as of June 27, 2003, between Maguire Properties — Solana Services, L.P. and Maguire Partners — Solana Limited Partnership. (4)
10.43	Management and Leasing Agreement (Solana Land) dated June 27, 2003 between Maguire Properties — Solana Services, L.P. and Maguire Partners — Solana Land, L.P.(4)
10.44	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan.(3)

Exhibit	Description

10.45	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 26, 2003, by and among North Tower, LLC, as borrower, Commonwealth Title Company, as trustee, and Greenwich Financial Products, Inc., as lender and Form of Cash Management Agreement dated as of June 26, 2003 by and among North Tower, LLC, Maguire Properties, L.P., Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association.(4)
10.46	Deferred Bonus Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P.(3)
10.47	Agreement for Purchase and Sale of Membership Interest and Joint Escrow Instructions dated as of May 28, 2003 between BankAmerica Realty Services, Inc., a Delaware corporation, and Maguire Partners — Glendale, LLC, a California limited liability company.(3)
10.48	Agreement of Purchase and Sale of Membership Interests dated May 29, 2003 by and among Crocker Grande, Inc., Crocker Properties, Inc. and Maguire Partners — Bunker Hill, Ltd.(3)
10.49	$6,000,000 Interim Loan Credit Agreement dated June 3, 2003 by and among Maguire Properties, L.P. and Robert F. Maguire III, as borrowers, and Deutsche Bank AG Cayman Islands Branch, as lender.(3)
10.50	Purchase Agreement dated as of June 27, 2003 by and among Maguire Properties, L.P., RECP Library LLC, New BHE, LLC, Bunker Hill Equity, LLC, Maguire Partners BGHS, LLC and Maguire Partners — Hope Place, Ltd.(4)
10.51	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P.(3)
10.52	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P.(3)
10.53	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P.(3)
10.54	Property Management and Leasing Agreement (US Bank Tower) dated as of June 27, 2003 by and between Library Square Associates, LLC and Maguire Properties, L.P.(4)
10.55	Property Management and Leasing Agreement (Gas Company Tower) dated as of June 27, 2003 by and between Maguire Properties — 555 W. Fifth, LLC and Maguire Properties, L.P.(4)
10.56	Property Management and Leasing Agreement (808 South Olive) dated as of June 27, 2003 by and between Maguire Properties — 808 S. Olive, LLC and Maguire Properties, L.P.(4)
10.57	Property Management and Leasing Agreement (Wells Fargo Tower) dated as of June 27, 2003 by and between North Tower, LLC and Maguire Properties, L.P.(4)
10.58	Property Management and Leasing Agreement (KPMG Tower) dated as of June 27, 2003 by and between Maguire Properties — 335 S. Grand, LLC 555 W. Fifth, LLC and Maguire Properties, L.P.(4)
10.59	Property Management and Leasing Agreement (Plaza Las Fuentes) dated as of June 27, 2003 by and between Maguire Properties — Plaza Las Fuentes, LLC and Maguire Properties, L.P.(4)
10.60	Property Management and Leasing Agreement (Plaza Las Fuentes Phase II) dated as of June 27, 2003 by and between Maguire Properties — 385 Colorado, LLC and Maguire Properties, L.P.(4)
10.61	Property Management and Leasing Agreement (Glendale Center — Phase II) dated as of June 27, 2003 by and between Maguire Properties — Glendale II, LLC and Maguire Properties, L.P.(4)
10.62	Property Management and Leasing Agreement (1733 Ocean) dated as of June 27, 2003 by and between Maguire Properties — 1733 Ocean, LLC and Maguire Properties, L.P.(4)
10.63	Property Management and Leasing Agreement (Glendale Center) dated as of October 1, 2003 by and between Maguire Partners — 611 N. Brand, LLC and Maguire Properties, L.P.(2)
10.64	Property Management and Leasing Agreement (One California Plaza) dated as of November 6, 2003 by and between Maguire Properties — One Cal Plaza, LLC and Maguire Properties, L.P.(2)
10.65	Services Agreement (Solana Marriott Hotel) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners — Solana Limited Partnership.(4)
10.66	Services Agreement (17th and Grand) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Thomas Partners — 17th & Grand, Ltd.(4)

Exhibit	Description

10.67	Services Agreement (Development) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners Development, Ltd.(4)
10.68	Services Agreement (740 S. Olive) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners — 740 Olive Street, L.P.(4)
10.69	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III.(4)
10.70	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Richard I. Gilchrist. (4)
10.71	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Dallas E. Lucas.(4)
10.72	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Javier F. Bitar.(4)
10.73	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and John A. Morales.(4)
10.74	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Mark T. Lammas.(4)
10.75	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Peggy M. Moretti.(4)
10.76	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Daniel F. Gifford. (4)
10.77	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Timothy H. Walker. (4)
10.78	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Andrea L. Van de Kamp.(4)
10.79	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Walter L. Weisman. (4)
10.80	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Lawrence S. Kaplan. (4)
10.81	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Caroline S. McBride. (4)
10.82	Purchase and Sale Agreement dated September 5, 2003 by and among Metropolitan Life Insurance Company and Maguire Properties, Inc. and Amendments.(5)
10.83	Deed of Trust, Security Agreement and Fixture Filing dated November 6, 2003 by Maguire Properties — One Cal Plaza, LLC to Chicago Title Insurance Company, as Trustee, for the benefit of Metropolitan Life Insurance Company, as beneficiary.(5)
10.84	Promissory Note dated November 6, 2003 by Maguire Properties — One Cal Plaza, LLC in favor of Metropolitan Life Insurance Company.(5)
10.85	Guaranty of Recourse Obligations dated November 6, 2003 by Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company.(5)
10.86	Unsecured Indemnity Agreement dated November 6, 2003 by Maguire Properties — One Cal Plaza, LLC and Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company.(5)
10.87	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments dated September 13, 1985 and December 29, 1989.(5)
10.88	Loan Agreement dated October 14, 2003 between Maguire Properties — 611 N. Brand, LLC and Greenwich Capital Financial Products, Inc. and Cash Management Agreement dated October 14, 2003 by and among Maguire Properties — 611 N. Brand, LLC and Maguire Properties, L.P. and Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association.(2)
12.1	Statement of Computation of Earnings to Fixed Charges.(6)
21.1	List of Subsidiaries of the Registrant.(6)
23.1	Consent of KPMG LLP.(6)

Exhibit	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated by reference to Amendment No. 2 to the Company’s registration statement on Form S-11 (File No. 333-111577) filed with the Commission on January 14, 2004.

(2)	Incorporated by reference to the Company’s registration statement on Form S-11 (File No. 333-111577) filed with the Commission on December 24, 2003.

(3)	Incorporated by reference to the Company’s registration statement on Form S-11 (File No. 333-101170) declared effective by the Commission on June 24, 2003.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on August 13, 2003.

(5)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 20, 2003.

(6)	Filed herewith.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     March 30, 2004

MAGUIRE PROPERTIES, INC.

By:	/s/ ROBERT F. MAGUIRE III

Robert F. Maguire III
Chairman and Co-Chief Executive Officer

By:	/s/ RICHARD I. GILCHRIST

Richard I. Gilchrist
Co-Chief Executive Officer and President

By:	/s/ DALLAS E. LUCAS

Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JAVIER F. BITAR

Javier F. Bitar
Senior Vice President, Finance
(Principal Accounting Officer)

By:	/s/ LAWRENCE S. KAPLAN

Lawrence S. Kaplan
Director

By:	/s/ CAROLINE S. MCBRIDE

Caroline S. McBride
Director

By:	/s/ ANDREA L. VAN DE KAMP

Andrea L. Van de Kamp
Director

By:	/s/ WALTER L. WEISMAN

Walter L. Weisman
Director