Form 10-Q
period 2004-03-31
MAGUIRE PROPERTIES INC
filed 2004-05-14
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2004

Common Stock, $.01 par value per share	42,645,711

MAGUIRE PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated and Combined Financial Statements
	Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	1
	Consolidated and Combined Statements of Operations for the Company for the three months ended March 31, 2004 and for the Maguire Properties Predecessor for the three months ended March 31, 2003 (both unaudited)	2
	Consolidated and Combined Statements of Comprehensive Income (Loss) for the Company for the three months ended March 31, 2004 and for the Maguire Properties Predecessor for the three months ended March 31, 2003 (both unaudited)	3
	Consolidated and Combined Statements of Cash Flows for the Company for the three months ended March 31, 2004 and for the Maguire Properties Predecessor for the three months ended March 31, 2003 (both unaudited)	4
	Notes to Consolidated and Combined Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	27
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION		29
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on 8-K	29
Signatures		31
Certifications
EXHIBIT 31
EXHIBIT 32

PART I.     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Investments in real estate:
Land	$170,285	$170,285
Acquired ground lease	30,425	30,425
Buildings and improvements	1,347,852	1,346,923
Tenant improvements	132,063	130,629
Furniture, fixtures, and equipment	6,622	5,639

	1,687,247	1,683,901
Less: accumulated depreciation and amortization	(144,882)	(130,452)

Net investments in real estate	1,542,365	1,553,449
Cash and cash equivalents	278,186	43,735
Restricted cash	31,256	39,164
Rents and other receivables	7,724	7,887
Deferred rents	15,528	14,129
Due from affiliates	3,478	2,607
Deferred leasing costs, net	75,519	74,908
Deferred loan costs, net	18,167	23,659
Acquired above market leases, net	11,313	12,451
Other assets	13,533	3,198

Total assets	$1,997,069	$1,775,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loans	$1,161,250	$1,161,250
Other secured loans	50,000	50,000
Accounts payable and other liabilities	55,636	58,216
Dividends and distributions payable	25,059	21,458
Capital leases payable	6,264	6,537
Acquired lease obligations	43,988	45,724

Total liabilities	1,342,197	1,343,185
Minority interests	84,917	88,578
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	—
Common Stock, $0.01 par value, 100,000,000 shares authorized,
42,645,711 shares issued and outstanding	426	426
Additional paid in capital	646,756	406,133
Unearned and accrued stock compensation, net	(3,294)	(3,800)
Accumulated deficit and dividends	(77,014)	(65,884)
Accumulated other comprehensive income, net	2,981	6,549

Total stockholders’ equity	569,955	343,424

Total liabilities and stockholders’ equity	$1,997,069	$1,775,187

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND

MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	THE	THE
	COMPANY	PREDECESSOR

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Revenues:
Rental	$38,841	$14,398
Tenant reimbursements	19,860	7,279
Hotel operations	5,199	4,488
Parking	7,643	3,040
Management, leasing and development services to affiliates	697	1,488
Interest and other	851	445

Total revenues	73,091	31,138

Expenses:
Rental property operating and maintenance	15,295	6,371
Hotel operating and maintenance	3,711	3,505
Real estate taxes	5,320	1,575
Parking	2,079	651
General and administrative	3,763	3,612
Depreciation and amortization	17,082	5,511
Interest	14,110	12,097
Other	673	144

Total expenses	62,033	33,466

Income (loss) before equity in net income of real estate entities and minority interest	11,058	(2,328)
Equity in net income of real estate entities	—	894

Income (loss) before minority interests	11,058	(1,434)
Minority interests	1,529	144

Net income (loss)	9,529	(1,578)
Preferred stock dividends	3,601	—

Net income (loss) allocable to common shareholders	$5,928	$(1,578)

Basic income per share available to common shareholders	$0.14

Diluted income per share available to common shareholders	$0.14

Weighted-average common shares outstanding:
Basic	42,329,921

Diluted	42,578,570

See accompanying notes to consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND

MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	THE	THE
	COMPANY	PREDECESSOR

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Net income (loss)	$9,529	$(1,578)
Other comprehensive income (loss):
Decrease in fair value of interest rate swap and unrealized gains on sale of swap agreements	(4,488)	—
Minority interests in decrease in fair value of interest rate swap agreements	920	—

Comprehensive net income (loss)	$5,961	$(1,578)

See accompanying notes to consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND

MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	THE	THE
	COMPANY	PREDECESSOR

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net income (loss)	$9,529	$(1,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	1,529	144
Equity in net income of real estate entities	—	(894)
Distributions received from real estate entities	—	491
Depreciation and amortization	17,082	5,511
Revenue recognized related to acquired lease obligations, net	(598)	(24)
Compensation expense for restricted stock awards	636	—
Amortization of loan costs	950	1,618
Change in fair value of interest rate caps	64	196
Recognition of deferred gain on sale of interest rate swap	(125)	—
Changes in assets and liabilities:
Rents and other receivables	163	423
Due from affiliates	(871)	(601)
Deferred rents	(1,399)	(677)
Deferred leasing costs	(3,212)	(40)
Other assets	(1,386)	688
Accounts payable and other liabilities	(2,109)	4,407

Net cash provided by operating activities	20,253	9,664

Cash flows from investing activities:
Expenditures for improvements to real estate	(4,601)	(174)
Purchases of real estate and additional interests in real estate entities	—	(59,583)
Deposit for purchase of real estate	(9,000)	(1,250)
Change in restricted cash	7,908	489

Net cash used in investing activities	(5,693)	(60,518)

Cash flows from financing activities:
Proceeds from equity offering — preferred stock	250,000	—
Payment of offering costs — preferred stock	(8,336)	—
Payment of loan costs	(42)	(1,766)
Principal payments on capital leases	(273)	—
Payment of deferred offering costs	—	(722)
Proceeds from other secured loans	—	64,250
Principal payments on other secured loans	—	(8,683)
Contributions from owners of predecessor	—	479
Payment of dividends to stockholders and distributions to owners of operating partnership	(21,458)	—
Distributions to owners of predecessor	—	(2,396)

Net cash provided by financing activities	219,891	51,162

Net increase in cash and cash equivalents	234,451	308
Cash and cash equivalents at beginning of period	43,735	2,976

Cash and cash equivalents at end of period	$278,186	$3,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,437	$7,985
Supplementary disclosure of noncash investing and financing activities:
Accrual for real estate improvements and purchases of furniture, fixtures and equipment	$774	$—
Accrual for offering costs — common stock	—	300
Accrual for offering costs — preferred stock	784	—
Reclassification of prepaid offering costs to stockholders’ equity	159	—
Accrual for dividends and distributions declared	25,059	—

See accompanying notes to consolidated and combined financial statements.

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

       We were formed to succeed certain businesses of the Maguire Properties predecessor (the “Predecessor”), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, an owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and the Operating Partnership was formed, in Maryland on June 26, 2002, and the Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “IPO”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions. These transactions consolidated the ownership of our portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of the Predecessor, into the Operating Partnership and the Services Companies. From inception through June 27, 2003, neither we, the Operating Partnership nor the Services Companies had any operations.

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

       On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option. We used a portion of these proceeds to acquire Park Place, which is described in Note 9. The remainder will be used for investment and general corporate purposes.

       Our operations are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in the Operating Partnership (“Units”). The Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of March 31, 2004, our company held a 79.5% common equity interest in the Operating Partnership.

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

       Our portfolio is located in three Southern California markets — the Los Angeles Central Business District (the “LACBD”), the Tri-Cities area of Pasadena, Glendale and Burbank and the Cerritos sub-market. Our portfolio includes five office properties in the prime Bunker Hill area of the LACBD — US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower, and One California Plaza — and three off-site parking garages. In the Tri-Cities area, our portfolio includes an office property and the Westin Pasadena Hotel located at Plaza Las Fuentes in Pasadena, California, the Glendale Center office property in Glendale, California and a two-acre land parcel adjacent to the Glendale Center. In the Cerritos sub-market, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the AT&T Wireless Western Regional Headquarters.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Combination

       The accompanying consolidated financial statements of our company include all of the accounts of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests contributed to the Operating Partnership by Mr. Maguire, and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred as though the entities had been combined at either the beginning of the period or inception. Prior to the combination, Maguire Properties and the Operating Partnership had no significant operations; therefore, the combined operations for periods prior to June 27, 2003, represent primarily the operations of the Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed.

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

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

       The accompanying interim financial statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included on our annual report on Form 10-K for the year ended December 31, 2003.

Cash and Cash Equivalents

       Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired. Included in cash, under a separate bank account, are the proceeds from our 7.625% Series A Cumulative Redeemable Preferred Stock.

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

Income Taxes

       We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2003. We believe that we have been organized and have operated in a manner that will allow us to qualify for taxation as a REIT under the Code commencing with our taxable year ending December 31, 2003, and we intend to continue to be organized and operate in this manner. If we qualify for taxation as a REIT, we generally will not be required to pay federal corporate income taxes on our net income to the extent it is currently distributed to our stockholders.

       However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code, including through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

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

       The following is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2004 (in thousands except share and per share amounts):

Net income allocable to common shareholders	$5,928
Weighted average common shares outstanding — basic	42,329,921
Potentially dilutive securities:
Stock options	116,217
Restricted stock	132,432

Adjusted weighted average common shares outstanding — diluted	42,578,570
Net income per common share — basic and diluted	$0.14

Preferred Stock Issuance Costs and Dividends

       Underwriting commissions and other preferred stock issuance costs are reflected as a reduction to additional paid-in-capital. Accrued dividends as of March 31, 2004 for our preferred stock are based on an annual rate of 7.625% rather than the amount that we declared on March 16, 2004. Such declaration includes dividends for April 2004.

Stock Options

       We apply the intrinsic value method in accounting for stock options issued under our incentive award plan at the date of consummation of our IPO. Accordingly, we did not record any compensation expense relating to such options. The stock-based compensation cost that we would have recorded from January 1, 2004 to March 31, 2004, had we used the fair value method, would have been $45,000.

Reclassifications

       Certain prior period amounts have been reclassified to conform to the current period presentation.

3.	Minority Interests

       Minority interests relate to the interests in the Operating Partnership that are not owned by our company, which, at March 31, 2004, amounted to 20.5%. In conjunction with the formation of our company, certain persons and entities contributing ownership interests in the Predecessor properties to the Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right, commencing on or after August 27, 2004, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis after August 27, 2004, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Upon consummation of our IPO, 22.8% of the carrying value of the net assets of the Operating Partnership was allocated to minority interests. As a result of the exercise of the underwriters’ over-allotment option of 5,476,500 shares on July 8, 2003, the minority interests were reduced to 20.5%.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	Debt

       A summary of our outstanding consolidated indebtedness as of March 31, 2004 is as follows:

		Principal Amount
	Interest Rate	(in thousands)	Maturity Date

US Bank Tower Mortgage	4.66%	$260,000	July 1, 2013
Gas Company Tower and 808 South Olive Garage:
Mortgage	LIBOR + 0.824%(1)	230,000	July 6, 2007(2)
Senior Mezzanine	LIBOR + 3.750%(3)	30,000	July 7, 2008(4)
Junior Mezzanine	LIBOR + 6.625%(5)	20,000	July 6, 2007(2)
Wells Fargo Tower Mortgage	4.68%(6)	250,000	July 1, 2010
KPMG Tower Mortgage	LIBOR +1.875%	195,000	August 31, 2005(7)
One California Plaza Mortgage	4.73%	146,250	December 1, 2010
Glendale Center Mortgage	5.727%	80,000	November 1, 2013

		$1,211,250

(1)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(2)	A one-year extension is available at our option.

(3)	As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(4)	This loan must be repaid on the maturity date of the Gas Company Tower and 808 South Olive Garage mortgage financing if the mortgage is not extended.

(5)	This loan is subject to a LIBOR floor of 2%. This loan also requires a monthly “interest floor differential” payment during any month in which LIBOR is less than 2% per annum; such payment must be made until the principal balance of the Gas Company Tower and 808 South Olive Garage senior mezzanine loan no longer exceeds $20.0 million, and is equal to the positive difference between 2% and LIBOR, times a notional amount that is initially $10.0 million, but which decreases dollar for dollar as the first $10.0 million of senior mezzanine loan principal is repaid.

(6)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.

(7)	Two one-year extensions available at our option.

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

       The Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The credit facility provides for borrowings up to $100 million ($84.1 million is available to us as of March 31, 2004) and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on our overall leverage. No amounts are outstanding under this facility as of March 31, 2004. This credit facility expires in June 2006 with an option to extend the term for one year at our option. The credit facility is secured by our ownership interests in Plaza Las Fuentes and Cerritos Corporate Center Phases I and II.

       The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. As of March 31, 2004, we were in compliance with all such covenants.

       We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned and controlled by Mr. Maguire and an entity controlled by certain former senior executives of the Predecessor. As of March 31, 2004, $591.8 million of our debt is subject to such guarantees.

5.	Incentive Award Plan

       We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P., (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, the Operating Partnership and the Services Companies (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock with an aggregate value of $12.5 million were issued upon consummation of the IPO. The holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring any shares until June 27, 2004. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of the IPO, 263,158 shares vest equally over 5 years and 52,632 vest equally over 3 years, on the anniversary date of the IPO. In addition, we have committed to grant, subject to their continued employment with the company, to certain officers no later than one year following the consummation of the IPO shares of restricted stock with an aggregate value of $5.5 million. Additionally, we have also granted options to certain of our officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Instruments

       We have entered into an interest rate swap agreement to fix the floating interest rate associated with $250.0 million of the Gas Company Tower and 808 South Olive Garage loans. Net amounts received or paid under this agreement are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate swap agreements is to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

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

       Under SFAS 133, our interest rate swap agreements qualify as cash flow hedges. The fair value of the swap outstanding as of March 31, 2004 was approximately $2.1 million, which is included in accumulated other comprehensive income in our consolidated balance sheet net of the minority interest share of $0.4 million. Also included in accumulated other comprehensive income as of March 31, 2004 is $1.6 million of deferred gain on the swap that we sold, net of the minority interest share of $0.3 million. This gain is recognized as a reduction of interest expense over the life of the related loan as required by SFAS 133. The estimated fair value of the interest rate swap agreement is dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair values may significantly change during the term of the agreement. If the underlying floating rate loans were to be repaid prior to maturity, we would recognize in interest expense any unamortized gain or loss at the time of such early repayment.

7.	Unconsolidated and Uncombined Real Estate Entities

       For the three months ended March 31, 2004, we had no real estate entities that were accounted for as an unconsolidated investment using the equity method of accounting. For the three months ended March 31, 2003, the Predecessor had indirect investments in the following properties, which were accounted for as uncombined investments using the equity method of accounting:

          US Bank Tower

          Wells Fargo Tower
          Glendale Center

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

       The following is condensed, combined statement of operations information related to these properties for the three months ended March 31, 2003 (in thousands):

Revenue	$31,525
Expenses:
Operating and other expenses	13,887
Interest expense	10,250
Depreciation and amortization	4,959

Net income	$2,429

Predecessor’s share of net income	462
Elimination and other entries	432

Equity in net income of real estate entities	$894

       Significant accounting policies used by the uncombined real estate entities that owned these properties are similar to those used by us and the Predecessor.

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

       Set forth below is information related to the office segment for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003

Revenue from office operations	$67,892	$26,650
Equity in net (loss) income of real estate entities	—	894
Interest expense	14,110	10,905

       Following is information related to the hotel segment for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003

Revenue from hotel operations	$5,199	$4,488
Interest expense	—	1,192

9.	Subsequent Events

       On April 14, 2004, we acquired Park Place, a 1.7 million square foot Class A office park located on 15 acres in Orange County, California, for approximately $260.0 million excluding acquisition costs, from an affiliate of Blackstone Real Estate Advisors. The purchase price includes the assumption of existing mortgage and mezzanine financing of approximately $164.0 million at an overall rate of LIBOR + 2.06%. The remainder of the purchase price was funded with a portion of the proceeds of our 7.625% Series A Cumulative Redeemable Preferred Stock offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

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

       The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2003. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

       We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”), and are primarily focused on owning and operating high quality office properties in the high-barrier-to-entry Southern California market. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of March 31, 2004, of our top 20 tenants, tenants generating 41.3% of the annualized rent of our office portfolio were rated investment grade by Standard & Poor’s, and tenants generating an additional 33.9% of the annualized rent of our office portfolio were nationally recognized professional service firms. The weighted-average remaining lease term of our office portfolio tenants was approximately seven years as of March 31, 2004.

       As of March 31, 2004, we own nine office properties with approximately 7.1 million net rentable square feet, a 350-room hotel with 266,000 square feet, total on- and off-site parking of approximately 3.3 million square feet and an undeveloped two-acre land parcel adjacent to an existing office property that we expect can support up to 300,000 net rentable square feet of office development. Through our services companies, we also manage and lease a 1.4 million square foot office, hotel and retail property located in the Dallas/ Ft. Worth, Texas area, a 91,398 square foot office building in Santa Monica, California and a 256,987 square foot office building in Pasadena, California for which we earn customary fees.

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

       Our company was formed on June 26, 2002. During the period from our formation until we commenced operations upon consummation of our IPO on June 27, 2003, we did not have any material corporate activity other than the issuance of 100 shares of our common stock to Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in connection with the initial capitalization of our company. Because we believe that a discussion of the results of our company prior to the consummation of our IPO would not be meaningful, we have set forth below a discussion of our results of operations for the three months ended March 31, 2004 and the Predecessor’s historical results of operations for the three months ended March 31, 2003.

       The Predecessor’s combined historical financial information includes the following entities, which are a subset of the entities referred to collectively as the “Maguire Organization” for the period prior to June 27, 2003:

•	the property management, leasing and real estate development operations of Maguire Partners Development, Ltd.;

•	the real estate operations for certain entities that owned Plaza Las Fuentes and the Westin Pasadena Hotel, Gas Company Tower (beginning December 21, 2000), 808 South Olive garage (beginning December 21, 2000) and KPMG Tower (beginning September 13, 2002); and

•	investments in and equity in net income or loss from the operations for certain real estate entities that owned Gas Company Tower, 808 South Olive garage and KPMG Tower prior to the dates listed above and US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

       The owners of the Predecessor were Mr. Maguire and certain others who had minor ownership interests.

Factors Which May Influence Future Results of Operations

       As of March 31, 2004, our office portfolio was 91.0% leased to 193 tenants. Approximately 2.4% of our leased square footage expires during the remainder of 2004, approximately 8.5% of our leased square footage expires during 2005, and approximately 11.6% of our leased square footage expires during 2006. Our leasing strategy for 2004 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our buildings with lower occupancy rates, including Wells Fargo Tower (82.8% leased at March 31,

2004), KPMG Tower (86.8% leased at March 31, 2004), US Bank Tower (90.4% leased at March 31, 2004) and One California Plaza (92.1% leased at March 31, 2004). Finally, we may seek to enter into early renewals of leases scheduled to expire in 2005 through 2007, and identify new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.

       The success of our leasing strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan area. We are optimistic that market conditions will improve this year. However, without strong job growth in our markets, we do not expect to see significant improvement in occupancy or rental rates during the year.

       We believe that rental rates on leases expiring in 2004 are at or below those currently being achieved in our markets. Certain leases scheduled to expire in 2005 through 2007 have rental rates that exceed current market rental rates, and in some instances significantly exceed current market rental rates. We believe that if all such leases were renewed at current market rental rates, there would not be a significant adverse impact on future operations. However, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rental rates.

       On May 1, 2004, we hired William H. Flaherty as our new Senior Vice President of Leasing.

       We are planning to renovate rooms and public space at the Westin Pasadena Hotel in the third and fourth quarters of 2004. We expect the operating performance of the hotel to be negatively impacted in these quarters due to rooms being out of service and reduced demand from guests during the renovation.

       We believe that new real estate investments will have a significant impact on our future results of operations including the $260.0 million acquisition of Park Place, a 1.7 million square foot office complex located in Orange County, California that we acquired on April 14, 2004. Since our IPO, we have completed the acquisition of more than $585.0 million of office properties. On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock for total gross proceeds of $250.0 million. We intend to use the net proceeds from such preferred stock offering principally to fund future acquisitions. Based on our current cash resources, we believe that currently we have the capacity to acquire approximately $420.0 million of new properties on a levered basis. There can be no assurance that we will complete additional acquisitions or successfully operate acquired properties. If we are not successful in completing additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested proceeds of our preferred stock offering.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003.

       Our and the Predecessor’s results of operations for the three months ended March 31, 2004 and the three months ended March 31, 2003 are not comparable due primarily to the impact of our IPO, our preferred stock offering, the acquisitions of additional interests in existing properties and their resulting consolidation, acquisition of other properties, our new debt and the repayment of a substantial portion of the debt we assumed upon the consummation of our IPO. To facilitate a meaningful analysis of the results of operations, presented below are the aggregate results of operations for properties that were consolidated or combined in our and the Predecessor’s financial statements for the three months ended March 31, 2004 and 2003 (Gas Company Tower, Plaza Las Fuentes office, the Westin Pasadena Hotel, 808 South Olive Garage and KPMG Tower) together with the results of our property management, leasing and development operations. We refer to this as the “Same Properties.”

       Additionally, we present results of operations included in our and the Predecessor’s consolidated and combined statements of operations for the three months ended March 31, 2004 and 2003 for each property that was accounted for using the equity method of accounting for the three months ended March 31, 2003, but was consolidated into our financial statements for the three months ended March 31, 2004. We refer to these properties as the “Additional Interests Properties” and they consist of US Bank Tower and Wells

Fargo Tower, which were consolidated beginning June 27, 2003 and Glendale Center, consolidated beginning August 29, 2003.

       Finally, we present the results of operations for the three months ended March 31, 2004 for the properties that we acquired from third parties in June and November of 2003. We refer to these properties as the “Acquisition Properties” and they consist of Cerritos Corporate Center Phases I and II and One California Plaza.

       Information for these properties for the comparable period in 2003 is not available; therefore further analysis of comparison of the results of operations of these properties for the three months ended March 31, 2004 and the three months ended March 31, 2003 is not possible.

Consolidated and Combined Statements of Operations Information

(in thousands)

					Additional
					Interests		Acquisition
	Same Properties				Properties		Properties	Total Portfolio

	Qtr	Qtr	Increase/		Qtr	Qtr	Qtr	Qtr	Qtr	Increase/
	3/31/04	3/31/03	Decrease	% Change	3/31/04	3/31/03	3/31/04	3/31/04	3/31/03	Decrease	% Change

Revenues:
Rental	$14,773	$14,398	$375	2.6%	$18,107	$—	$5,961	$38,841	$14,398	$24,443	169.8%
Tenant reimbursements	7,799	7,279	520	7.1%	8,189	—	3,872	19,860	7,279	12,581	172.8%
Hotel operations	5,199	4,488	711	15.8%	—	—	—	5,199	4,488	711	15.8%
Parking	3,153	3,040	113	3.7%	3,561	—	929	7,643	3,040	4,603	151.4%
Management, leasing and development services to affiliates	697	1,488	(791)	-53.2%	—	—	—	697	1,488	(791)	-53.2%
Interest and other	766	445	321	72.1%	65	—	20	851	445	406	91.2%

Total revenues	32,387	31,138	1,249	4.0%	29,922	—	10,782	73,091	31,138	41,953	134.7%

Expenses:
Rental property operating and maintenance	5,759	6,371	(612)	-9.6%	6,753	—	2,783	15,295	6,371	8,924	140.1%
Hotel operating and maintenance	3,711	3,505	206	5.9%	—	—	—	3,711	3,505	206	5.9%
Real estate taxes	2,029	1,575	454	28.8%	2,375	—	916	5,320	1,575	3,745	237.8%
Parking	698	651	47	7.2%	1,089	—	292	2,079	651	1,428	219.4%
General and administrative	3,763	3,612	151	4.2%	—	—	—	3,763	3,612	151	4.2%
Depreciation and amortization	6,773	5,511	1,262	22.9%	7,051	—	3,258	17,082	5,511	11,571	210.0%
Interest	4,827	10,204	(5,377)	-52.7%	7,504	1,893	1,779	14,110	12,097	2,013	16.6%
Other	150	136	14	10.3%	-	8	523	673	144	529	367.4%

Total expenses	27,710	31,565	(3,855)	-12.2%	24,772	1,901	9,551	62,033	33,466	28,567	85.4%

Income (loss) before equity in net income of real estate entities and minority interests	$4,677	$(427)	$5,104	-1195.3%	$5,150	$(1,901)	$1,231	$11,058	$(2,328)	$13,386	-575.0%

       Presented below are combined statements of operations information for the Additional Interests Properties for the three months ended March 31, 2004 and 2003. The 2003 amounts are not included in the Predecessor’s combined statement of operations because the equity method of accounting was used to account for the Predecessor’s share of the results of operations for these properties during the three months ended March 31, 2003. This combined information is presented to allow a meaningful year-to-year comparison of the operating results of these properties. This is the information with respect to the Additional Interests Properties that is discussed in our comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003 that follows.

Additional Interests Properties

(in thousands)

	Qtr	Qtr	Increase/	%
	3/31/04	3/31/03	Decrease	Change

Revenues:
Rental	$18,107	$15,055	$3,052	20.3%
Tenant reimbursements	8,189	7,118	1,071	15.0%
Parking	3,561	3,318	243	7.3%
Interest and other	65	6,034	(5,969)	-98.9%

Total revenues	29,922	31,525	(1,603)	-5.1%

Expenses:
Rental property operating and maintenance	6,753	8,385	(1,632)	-19.5%
Real estate taxes	2,375	1,866	509	27.3%
Parking	1,089	1,042	47	4.5%
Depreciation and amortization	7,051	4,959	2,092	42.2%
Interest	7,504	12,143	(4,639)	-38.2%
Other	—	2,602	(2,602)	-100.0%

Total expenses	24,772	30,997	(6,225)	-20.1%

Income before minority interests	$5,150	$528	$4,622	875.4%

Rental Revenue

      Total portfolio rental revenue increased by $24.4 million, or 169.8%, to $38.8 million for the three months ended March 31, 2004 compared to $14.4 million for the three months ended March 31, 2003.

      Rental revenue for the Same Properties was comparable for the three months ended March 31, 2004 at $14.8 million and for the three months ended March 31, 2003 at $14.4 million. Although we experienced a decrease in occupancy for KPMG Tower for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, our rental revenue for this property increased primarily due to the signing of new leases at higher rental rates than those leases that expired with larger square footage. The increase was also due to the amortization of the acquired lease obligations of below market leases related to purchase accounting entries recorded upon acquisition of the additional interests in KPMG Tower on September 13, 2002.

       Rental revenue for the Additional Interests Properties increased $3.1 million, or 20.3%, to $18.1 million for the three months ended March 31, 2004 compared to $15.1 million for the three months ended March 31, 2003. Rental revenue for the Additional Interests Properties for the three months ended March 31, 2004 is net of amortization of the value recorded for acquired above market leases and includes amortization of acquired lease obligations related to below market leases, both related to purchase accounting entries recorded upon acquisition of the additional interests in these properties. Amortization of acquired lease obligations resulted in an aggregate increase in rental revenue of $1.0 million for Wells Fargo Tower and Glendale Center for the three months ended March 31, 2004 compared to 2003 and amortization of acquired above market leases for US Bank Tower resulted in a decrease of rental revenue of $1.0 million for the three months ended March 31, 2004 compared to 2003. Additionally, based on the percentage of interests acquired, a portion of the straight-line rent adjustment is calculated from the date of acquisition of the additional interests through the end of the lease terms, and a portion of the straight-line rent adjustment relating to existing interests is calculated from inception of the leases through the end of the lease terms. These purchase accounting related entries had the impact of increasing rental revenue for the Additional Interests Properties subsequent to the acquisition of additional interests, since free rent periods tend to be at the beginning of our leases.

       Rental revenue for the Additional Interests Properties also increased primarily as a result of increased occupancy for the three months ended March 31, 2004 and 2003 experienced by US Bank Tower. Andersen LLP, a former tenant in US Bank Tower, vacated its space in January 2003. This space remained unoccupied until US Bank commenced its lease in April 2003. As a result, US Bank Tower experienced an increase in rental revenue of $0.7 million related to this space for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

       Finally, Acquisition Properties, contributed $6.0 million in rental revenue for the three months ended March 31, 2004.

Tenant Reimbursements

       Total portfolio tenant reimbursement revenue increased $12.6 million, or 172.8%, to $19.9 million for the three months ended March 31, 2004 compared to $7.3 million for the three months ended March 31, 2003.

       Tenant reimbursement revenue for the Same Properties increased $0.5 million, or 7.1%, to $7.8 million for the three months ended March 31, 2004 compared to $7.3 million for the three months ended March 31, 2003, primarily as a result of an increase in certain property expenses, particularly real estate taxes, offset by a decrease in insurance premiums, which are discussed below. Tenant reimbursements were also affected by a small increase in occupancy for Gas Company Tower and despite a decrease in occupancy for KPMG Tower, tenant reimbursements increased slightly due to a slight increase in reimbursable expenses and the new leases that replaced a portion of expiring leases allowed higher reimbursements than the expiring leases. Expenses eligible for reimbursement are generally allocated on a pro rata basis to leaseable space and we do not receive reimbursement of expenses allocated to vacant space.

       Tenant reimbursement revenue for the Additional Interests Properties increased $1.1 million, or 15.0%, to $8.2 million for the three months ended March 31, 2004 compared to $7.2 million for the three months ended March 31, 2003, due, in part, to increases resulting from increased expenses, particularly real estate tax expenses, offset by a decrease in insurance premiums, which are discussed below. Tenant reimbursement revenue also increased due to increased occupancy at US Bank Tower, discussed above, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

       Acquisition Properties contributed $3.9 million in tenant reimbursements revenue for the three months ended March 31, 2004.

Hotel Operations

       Hotel operation revenue increased $0.7 million, or 15.8%, to $5.2 million for the three months ended March 31, 2004 compared to $4.5 million for the three months ended March 31, 2003. Hotel operating and maintenance expense increased $0.2 million, or 5.9%, to $3.7 million for the three months ended March 31, 2004 compared to $3.5 million for the three months ended March 31, 2003. The increase in revenue for the Westin Pasadena Hotel was due to an increase in both our occupancy rates and our average daily rate. Our occupancy for the three months ended March 31, 2003 suffered from the conversion from a Doubletree to a Westin hotel, which began on December 20, 2002. Contributing to the increase in our room rates was a change in contractual terms with a major airline whereby the airline decreased the number of rooms they reserved on a nightly basis at a reduced rate. The rooms were made available for other groups and transient patrons and were rented at the market rate. Hotel operating and maintenance expenses increased in part due to increased occupancy of the hotel. The increase was mitigated by more efficient operations of the hotel departments for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, which suffered from inefficiencies related to the conversion of the hotel from a Doubletree to a Westin hotel.

       We expect that our renovation activities during the third and fourth quarters of 2004 will negatively impact hotel operations, but we are cautiously optimistic that once the renovations are completed they will have an immediate positive impact on our room rates and occupancy levels.

Parking Revenue

       Total portfolio parking revenue increased $4.6 million, or 151.4%, to $7.6 million for the three months ended March 31, 2004 compared to $3.0 million for the three months ended March 31, 2003.

       Parking revenue for the Same Properties and Additional Interests Properties increased 3.7% and 7.3%, respectively, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily due to the increase in contractual parking rates for most properties in our portfolio as of July 1, 2003. US Bank Tower also experienced an increase in parking revenue due to its increased occupancy for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

       Acquisition Properties contributed $0.9 million in parking revenue for the three months ended March 31, 2004.

Management, Leasing and Development Services to Affiliates Revenue

       Total portfolio management, leasing and development services to affiliates revenue decreased $0.8 million, or 53.2%, to $0.7 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003. The decrease relates primarily to increased elimination of inter-company management and leasing fees for the three months ended March 31, 2004 resulting from our increased ownership percentage in the Additional Interests Properties partially offset by a $0.4 million increase in Western Asset Plaza development fees. Development of Western Asset Plaza was completed in January 2004.

Interest and Other Revenue

       Total portfolio interest and other revenue increased $0.4 million, or 91.2%, to $0.9 million for the three months ended March 31, 2004 compared to $0.4 million for the three months ended March 31, 2003.

       Interest and other revenue for the Same Properties increased $0.3 million, or 72.1%, to $0.8 million for the three months ended March 31, 2004 compared to $0.4 million the three months ended March 31, 2003, primarily due to interest earned on the proceeds from our $250.0 million preferred stock offering and a lease termination fee from a tenant in Plaza Las Fuentes which has reduced its leased space.

       Interest and other revenue for the Additional Interests Properties decreased $6.0 million to $0.1 million for the three months ended March 31, 2004 compared to $6.1 million for the three months ended March 31, 2003 related primarily to a $5.0 million lease termination fee earned in the three months ended March 31, 2003 for the Andersen LLP lease termination in US Bank Tower. The decrease is also due to a reduction in interest income relating to a note receivable from a US Bank Tower tenant that was repaid in May 2003 and a decrease in interest income relating to a note receivable from a member of Glendale Center that was repaid in August 2003 when we acquired the remaining third party interests in Glendale Center.

Rental Property Operating and Maintenance Expense

       Total portfolio rental property operating and maintenance expense increased by $8.9 million, or 140.1%, to $15.3 million for the three months ended March 31, 2004 compared to $6.4 million for the three months ended March 31, 2003.

       Rental property operating and maintenance expense for the Same Properties decreased $0.6 million or 9.6% to $5.8 million for the three months ended March 31, 2004 compared to $6.4 million for the three months ended March 31, 2003. This decrease was primarily due to a reduction in insurance premiums, which had increased substantially as a result of the September 11, 2001 terrorist attacks, and have since been reduced. The decrease was also due to the allocation of certain professional services and leasing costs to the properties for the three months ended March 31, 2003, whereas similar costs were not allocated to the properties and were included in general and administrative expense for the three months ended March 31, 2004.

       Rental property operating and maintenance expense for the Additional Interests Properties decreased $1.6 million to $6.8 million for the three months ended March 31, 2004 compared to $8.4 million for the three months ended March 31, 2003. The 2004 total does not include any property management fees as such fees are eliminated in consolidation. The 2003 total includes $0.9 million of management fees to the Predecessor. The Predecessor eliminated its percentage interest in such fees against its equity in income or loss for the Additional Interest Properties. Removing the effect of the management fees from the increase in rental property operating and maintenance expense, the decrease in such expense for the Additional Interests Properties is $0.7 million or 9.3% of the 2003 total excluding management fees. This is comparable to the decrease in rental property operating and maintenance expense experienced by the Same Properties and the decrease relates primarily to the reduction in insurance premiums, which is discussed above.

       Acquisition Properties contributed $2.8 million in rental property operating and maintenance expense for the three months ended March 31, 2004.

Real Estate Taxes

       Total portfolio real estate taxes increased $3.7 million, or 237.8%, to $5.3 million for the three months ended March 31, 2004 compared to $1.6 million for the three months ended March 31, 2003.

       Real estate taxes for the Same Properties and the Additional Interests Properties increased by 28.8% and 27.3%, respectively for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increases are primarily due to additional accruals for real estate taxes made in anticipation of a reassessment of the properties by the taxing authorities as a result of our IPO, which may result in higher assessed values and, therefore, higher property taxes.

       Acquisition Properties contributed $0.9 million in real estate taxes for the three months ended March 31, 2004.

Parking Expense

       Total portfolio parking expenses increased $1.4 million, or 219.5%, to $2.1 million for the three months ended March 31, 2004 compared to $0.7 million for the three months ended March 31, 2003. Parking expenses were relatively stable for both the Same Properties and Additional Interests Properties.

       Acquisition Properties contributed $0.3 million in parking expenses for the three months ended March 31, 2004.

General and Administrative Expense

       Total portfolio general and administrative expense increased $0.2 million, or 4.2%, to $3.8 million for the three months ended March 31, 2004 compared to $3.6 million for the three months ended March 31, 2003. The increases are primarily due to expense related to accrued compensation expense related to unvested stock awards, as a result of our IPO and the addition of new personnel after our IPO, along with the addition of expenses relating to operating as a public company. The increases are substantially offset by decreases primarily related to a $1.0 million transaction-related bonus earned by a former employee for the three months ended March 31, 2003.

Depreciation and Amortization Expense

       Total portfolio depreciation and amortization expense increased $11.6 million, or 210.0%, to $17.1 million for the three months ended March 31, 2004 compared to $5.5 million for the three months ended March 31, 2003.

       Depreciation and amortization expense for the Same Properties increased $1.3 million or 22.9% to $6.8 million for the three months ended March 31, 2004 compared to $5.5 million for the three months ended March 31, 2003 primarily as a result of depreciation and amortization recorded for tenant improvements and lease costs incurred for leases commencing in late March 2003 and November 2003.

       Depreciation and amortization expense for the Additional Interests Properties increased $2.1 million or 42.2%, to $7.1 million for the three months ended March 31, 2004 compared to $5.0 million for the three months ended March 31, 2003 primarily as a result of depreciation and amortization recorded for amounts capitalized in connection with acquiring the additional interests in these properties.

       Acquisition Properties contributed $3.3 million in depreciation and amortization expense for the three months ended March 31, 2004.

Interest Expense

       Total portfolio interest expense increased $2.0 million, or 16.6%, to $14.1 million for the three months ended March 31, 2004 compared to $12.1 million for the three months ended March 31, 2003.

       Interest expense for the Same Properties decreased $5.4 million, or 52.7%, to $4.8 million for the three months ended March 31, 2004 compared to $10.2 million for the three months ended March 31, 2003, primarily due to repayment of the KPMG Tower mezzanine loan, repayment of the loan on the Plaza Las Fuentes property, both upon consummation of our IPO, reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

       Interest expense for the Additional Interests Properties decreased $4.6 million, or 38.2%, to $7.5 million for the three months ended March 31, 2004 compared to $12.1 million for the three months ended March 31, 2003 primarily due to decreases in the borrowing rates on our debt, the repayment upon consummation of the IPO of the other secured debt for US Bank Tower, and the $64.3 million reverse purchase agreement obtained on February 5, 2003 partially offset by increases related to increased mortgage debt on US Bank Tower, Wells Fargo Tower and Glendale Center.

       Acquisition Properties contributed $1.8 million in interest expense for the three months ended March 31, 2004.

Other Expenses

       Total portfolio other expenses increased $0.5 million, or 367.4%, to $0.7 million for the three months ended March 31, 2004 compared to $0.1 million for the three months ended March 31, 2003.

       Other expenses for the Same Properties were comparable for the three months ended March 31, 2004 and 2003.

       Other expenses decreased $2.6 million for the Additional Interests Properties for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, due to the write-off of unamortized capitalized leasing costs related to the Andersen LLP lease at US Bank Tower, which was terminated in January 2003.

       Acquisition Properties contributed $0.5 million in other expenses for the three months ended March 31, 2004.

Equity in Net Income of Real Estate Entities.

       Total portfolio equity in net income of uncombined real estate entities decreased $0.9 million to $0 million for the three months ended March 31, 2004 compared to $0.9 million for the three months ended March 31, 2003 due the consolidation of all the properties in our portfolio for the three months ended March 31, 2004. For the three months ended March 31, 2003 Glendale Center, Wells Fargo Tower and US Bank Tower were accounted for using the equity method.

Minority Interests

       Minority interests increased $1.4 million, to $1.5 million for the three months ended March 31, 2004 compared to $0.1 million for the three months ended March 31, 2003, as a result of allocating 20.5% of the difference between the consolidated income before minority interests and preferred stock dividends to the interests in our operating partnership (“Units”) that are not owned by us for the three months ended March 31, 2004. Minority interest for the three months ended March 31, 2003 related to a minority interest held by a third party in the Gas Company Tower, which we acquired upon consummation of our IPO.

Funds from Operations

       We calculate funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America, or GAAP), excluding gains (or losses) from sales of property, extraordinary items, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

       Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization, gains (or losses) from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

       However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for cash flow from operating activities (computed in accordance with GAAP).

The following table reconciles the Company’s FFO to the Company’s net income for the three months ended March 31, 2004 (in thousands):

Reconciliation of net income to funds from operations:
Net income allocable to common shareholders	$5,928
Adjustments:
Minority interests	1,529
Real estate depreciation and amortization	16,991

Funds from operations allocable to common shareholders and Unit holders (FFO)	$24,448

Company share of FFO(1)	$19,435

FFO per common share — basic and diluted	$0.46

(1)	Based on a 79.50% interest in operating partnership for three months ended March 31, 2004.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

       Our operating partnership has a $100 million secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. This credit facility is secured by our interests in the entities that own Plaza Las Fuentes and Cerritos Corporate Center Phase I and Phase II. The credit facility has a borrowing limit based on a percentage of the value of our properties that secure this credit facility. $84.1 million is available to us as of March 31, 2004. The credit facility bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on our operating partnership’s overall leverage. The credit facility matures in June 2006 with an option to extend the term for one year; we currently have not drawn on the credit facility. The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of March 31, 2004, we were in compliance with all such covenants.

       As of March 31, 2004, we had $309.4 million in cash and cash equivalents, including $31.3 million in restricted cash, compared to $82.9 million in cash and cash equivalents including $39.2 million in restricted cash, as of December 31, 2003. Restricted cash primarily consists of interest bearing cash deposits required by our mortgage loans and cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans. As of March 31, 2004, approximately $8.5 million of tenant improvement and leasing commission reserves remain from the $35.2 million that was reserved upon consummation of our IPO.

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

       We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, and refinancing of existing indebtedness, potential sales of ownership interests in our existing properties, and the issuance of long-term debt and equity securities.

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

       Since our IPO, we have paid quarterly dividends on our common stock and Units at a rate of $0.40 per common share and Unit, equivalent to an annual rate of $1.60 per common share and common Unit.

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

       On April 14, 2004, we acquired Park Place, a 1.7 million Class A office park located on 15 acres in Orange County, California, for approximately $260.0 million, excluding acquisition costs, from an affiliate of Blackstone Real Estate Advisors. The purchase price includes the assumptions of existing mortgage and mezzanine financing of approximately $164.0 million at LIBOR + 2.06%. The remainder of the purchase price was funded with the proceeds of our 7.625% Series A Cumulative Redeemable Preferred Stock offering.

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

Indebtedness

       As of March 31, 2004, we had approximately $1.21 billion of outstanding consolidated debt. This indebtedness was comprised of six mortgages secured by seven of our properties (the US Bank, Gas Company, Wells Fargo and KPMG Towers, One California Plaza, Glendale Center and 808 South Olive garage) and two mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Olive garage and Gas Company Tower. The weighted average interest rate on this indebtedness as of March 31, 2004 was 4.25% (based on the 30-day LIBOR rate at March 31, 2004 of 1.09%). No scheduled loan principal payments will be due on this indebtedness until August 31, 2005. As of March 31, 2004, our ratio of debt to total market capitalization was approximately 42.7% of our total market capitalization of $2.8 billion (based on a common stock price of $25.60 per share on the New York Stock Exchange on March 31, 2004). Our ratio of debt and preferred stock to total market capitalization was approximately 51.6% of our total market capitalization of $2.8 billion. As of March 31, 2004, approximately $475.0 million, or 39.2%, of our total consolidated debt was variable rate debt. With respect to the $475.0 million principal amount of the variable rate debt, we have a four-year interest rate swap agreement in the amount of $250.0 million, to effectively fix the index (LIBOR) portion of the interest rate at approximately 2.17%. As a result, as of March 31, 2004, approximately 81.4% of our total indebtedness was subject to fixed interest rates for a minimum of four years. Total market capitalization includes the value of our consolidated debt, 10,000,000 shares of preferred stock, 42,645,711 shares of our common stock and 10,999,398 Units.

       The table below summarizes our debt, at March 31, 2004 (in thousands).

Debt Summary:
Fixed rate	$736,250
Variable rate — hedged by interest rate swaps	250,000

Total fixed rate	986,250
Variable rate — unhedged	225,000

Total	$1,211,250

Percent of Total Debt:
Fixed rate	81.4%
Variable rate	18.6%

Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	4.40%
Variable rate — unhedged	3.60%
Effective interest rate	4.25%

       The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at March 31, 2004 had a weighted average term to initial maturity of approximately 5.7 years (approximately 6.2 years assuming exercise of extension options).

       The following table sets forth certain information with respect to our indebtedness as of March 31, 2004, but does not give effect to the four-year interest rate swap agreement for approximately $250.0 million that we entered into in connection with our IPO.

		Maturity		Principal	Annual Debt	Balance at
Properties	Interest Rate	Date		Amount	Service(1)	Maturity(2)

US Bank Tower Mortgage	4.66%	07/01/13		$260,000,000	$12,284,278	$260,000,000
Gas Company Tower and
808 South Olive Garage
Mortgage	LIBOR + 0.824%(3)	07/06/07	(4)	230,000,000	4,475,570	230,000,000
Senior Mezzanine	LIBOR + 3.750%(5)	07/07/08	(6)	30,000,000	1,476,200	30,000,000
Junior Mezzanine	LIBOR + 6.625%(7)	07/06/07	(4)	20,000,000	1,846,267	20,000,000
Wells Fargo Tower Mortgage	4.68%(8)	07/01/10		250,000,000	11,862,500	234,332,078	(9)
KPMG Tower Mortgage	LIBOR + 1.875%	08/31/05	(10)	195,000,000	5,878,113	195,000,000
One California Plaza Mortgage	4.73%	12/01/10		146,250,000	7,013,703	137,345,630	(11)
Glendale Center Mortgage	5.727%	11/01/13		80,000,000	4,645,233	80,000,000

Total:				$1,211,250,000	$49,481,864	$1,186,677,708

(1)	Annual debt service for floating rate is calculated based on the 30-day LIBOR rate at March 31, 2004, which was 1.09%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

(3)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(4)	A one-year extension is available at our option.

(5)	As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(6)	This loan must be repaid on the maturity date of the Gas Company Tower and 808 South Olive garage mortgage financing if the mortgage is not extended.

(7)	This loan is subject to a LIBOR floor of 2%. This loan also requires a monthly “interest floor differential” payment during any month in which LIBOR is less than 2% per annum; such payment must be made until the principal balance of the Gas Company Tower and 808 South Olive Garage senior mezzanine loan no longer exceeds $20.0 million, and is equal to the positive difference between 2% and LIBOR, times a notional amount that is initially $10.0 million, but which decreases dollar for dollar as the first $10.0 million of senior mezzanine loan principal is repaid.

(8)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.

(9)	This loan requires monthly payments of interest only for three years, and amortizes on a 30-year schedule thereafter.

(10)	Two, one-year extensions available at our option.

(11)	This loan requires monthly payments of interest only for four years, and amortizes on a 26-year schedule thereafter.

Contractual Obligations

       The following table provides information with respect to our contractual obligations at March 31, 2004, including the maturities and scheduled principal repayments of our company’s secured debt and provides information about the minimum commitments due in connection with our company’s ground lease obligations. We were not subject to unconditional purchase obligations as of March 31, 2004. The table does not reflect available debt extension options.

Contractual Obligations

(in thousands)

	Through
	Remainder
Obligation	of 2004	2005		2006	2007		2008		Thereafter	Total

Long term debt	$—	$195,000	(1)	$1,507	$254,054	(2)	$36,792	(3)	$723,897	$1,211,250
Secured line of credit	—	—		—	—		—		—	—
Capital leases payable	1,244	1,659		1,659	1,576		1,328		188	7,654
Ground leases	1,436	1,915		1,915	1,915		1,915		140,023	149,119

Total	$2,680	$198,574		$5,081	$257,545		$40,035		$864,108	$1,368,023

(1)	Two one-year extension options available.

(2)	A one-year extension option available for $250,000.

(3)	Maturity accelerated to 2007 if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.

       The credit facility and certain other secured debt agreements contain covenants and restrictions requiring the company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. Our company was in compliance with all its covenants at March 31, 2004.

Off Balance Sheet Items

       We had no off balance sheet items as of March 31, 2004. We own 100% of all of our office, hotel and parking garage properties subject only to certain ground and airspace leases.

Comparison of Cash Flows for Three Months Ended March 31, 2004 and Three Months Ended March 2003

       The following summary discussion of our cash flows is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

       Cash and cash equivalents were $278.2 million and $3.3 million as of March 31, 2004 and 2003, respectively.

       Net cash provided by operating activities increased $10.6 million. The increase was primarily due to the acquisition of the third party interests in various real estate entities/properties subsequent to March 31, 2003, including US Bank Tower, Wells Fargo Tower, Cerritos Corporate Center Phases I and II, Glendale Center, and One California Plaza. The operating cash flows from these real estate properties were not included in the combined financial results of the Predecessor during the three months ended March 31, 2003.

       Net cash used in investing activities decreased $54.8 million primarily due to a $50.6 million decrease in cash paid to acquire real estate; $59.6 million was paid to acquire additional interests in Wells Fargo Tower in February 2003 compared to $9.0 million paid during the three months ended March 31, 2004 for deposits on the Park Place property, which we acquired in April 2004.

       Net cash provided by financing activities increased $168.7 million. The increase was primarily due to the net proceeds received from the sale of our preferred stock in January 2004, offset by payments of dividends to our common stockholders and distributions to Unit holders in January 2004 and net proceeds from other secured loans during the three months ended March 31, 2003.

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

       As of March 31, 2004, we had outstanding approximately $1,211.3 million of consolidated debt, of which approximately $475.0 million, or 39.2% of our total consolidated debt, was variable rate debt. With respect to the $475.0 million principal amount of the variable rate debt, we have entered into a four-year interest rate swap agreement in the amount of $250.0 million, to effectively fix the index (LIBOR) portion of the interest rates at approximately 2.17%. As a result, as of March 31, 2004, approximately 81.4% of our total indebtedness was subject to fixed interest rates.

       To determine the fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At March 31, 2004 the fair value of the fixed rate debt is estimated to be $705.6 million compared to the carrying value of $736.3 million.

       If, after consideration of the interest rate swaps described above, interest rates were to increase by 10% of the average federal government treasury securities yield rates for our portfolio or 40 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually. If interest rates were to increase by 40 basis points, the fair value of our $736.3 million principal amount of outstanding fixed rate debt would decrease by approximately $18.4 million and the fair market value of our swap agreements would increase by $3.1 million. If interest rates were to decrease by 40 basis points the decrease in interest expense on the unhedged variable rate debt would be approximately $0.9 million annually and the fair value of our $736.3 million principal amount of outstanding fixed rate debt would increase by approximately $18.9 million and the fair value of our swap agreements would decrease by $3.1 million.

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

       The table below lists our principal derivative instruments, and their fair values as of March 31, 2004 (in thousands):

	National	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest rate swap	$250,000	2.17%	7/15/2003	7/16/2007	$2,085
Interest rate cap	232,000	6.00%	9/13/2002	9/1/2005	8
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	444
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	39
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	(483)
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	806
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(806)

Total					$2,093

ITEM 4.	CONTROLS AND PROCEDURES

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

Tax Litigation Matter

       We are facing a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that one of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS asserts that these costs should be treated as non-depreciable costs associated with the land. If the IRS’s view were to prevail in tax court, we would lose approximately $3.5 million in depreciation deductions in each of the next ten fiscal years. The trial was held on March 17, 2004, and a decision in the matter is expected shortly. Although an outcome cannot be predicted with any certainty, we believe that we will not incur a material loss in connection with this matter.

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

       None

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

(b) Reports on Form 8-K

       On January 9, 2004, we filed a Form 8-K/A with the Securities and Exchange Commission under Item 7 to report the acquisition of One California Plaza by our wholly owned subsidiary.

       On February 11, 2004, we furnished to the Securities and Exchange Commission under Item 9 and Item 12 of Form 8-K a copy of our Press Release, dated February 10, 2004, as well as supplemental information, regarding our results of operations for the fourth quarter of 2003.

       On April 29, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 2 to report the acquisition of Park Place by our wholly owned subsidiary.

       On May 4, 2004, we furnished to the Securities and Exchange Commission under Item 9 and Item 12 of Form 8-K a copy of our Press Release, dated May 4, 2004, as well as supplemental information, regarding the our results of operations for the first quarter of 2004.

       On May 13, 2004, we filed a Form 8-K/A with the Securities and Exchange Commission under Items 2 and Item 7 to report the acquisition of Park Place by our wholly owned subsidiary.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May 14, 2004

MAGUIRE PROPERTIES, INC.

By:	/s/ ROBERT F. MAGUIRE III

Robert F. Maguire III
Chairman and Co-Chief Executive Officer

By:	/s/ RICHARD I. GILCHRIST

Richard I. Gilchrist
Co-Chief Executive Officer and President

By:	/s/ DALLAS E. LUCAS

Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)