Form 10-Q
period 2004-08-12
MAGUIRE PROPERTIES INC
filed 2004-08-12
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

Commission file number 1-31717

MAGUIRE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

333 South Grand Avenue, Suite 400 Los Angeles, CA	90071
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code    (213) 626-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value per share	Outstanding at August 11, 2004 42,787,125

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

		PAGE NO.

PART I. FINANCIAL INFORMATION
ITEM 1.	Consolidated and Combined Financial Statements Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	1

	Consolidated and Combined Statements of Operations for the Company for the three months ended June 30, 2004 and for the Company for the period from June 27, 2003 through June 30, 2003, and for the Maguire Properties Predecessor for the period from April 1, 2003 through June 26, 2003 (all unaudited)	2

	Consolidated and Combined Statements of Operations for the Company for the six months ended June 30, 2004 and for the Company for the period from June 27, 2003 through June 30, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 (all unaudited)	3

	Consolidated and Combined Statements of Comprehensive Income (Loss) for the Company for the six months ended June 30, 2004 and for the Company for the period from June 27, 2003 through June 30, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 (all unaudited).	4

	Consolidated and Combined Statements of Cash Flows for the Company and the Maguire Properties Predecessor for the six months ended June 30, 2004 and June 30, 2003 (both unaudited)	5

	Notes to Consolidated and Combined Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	42

ITEM 4.	Controls and Procedures	43

PART II. OTHER INFORMATION		44

ITEM 1.	Legal Proceedings	44

ITEM 2.	Changes in Securities and Use of Proceeds	44

ITEM 3.	Defaults Upon Senior Securities	44

ITEM 4.	Submission of Matters to a Vote of Security Holders	45

ITEM 5.	Other Information	45

ITEM 6.	Exhibits and Reports on 8-K	46

Signatures		48

Exhibit 31.1

Exhibit 31.2

Exhibit 31.3

Exhibit 32.1

Exhibit 32.2

Exhibit 32.3

PART I.       FINANCIAL INFORMATION
ITEM 1.        CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Investments in real estate:
Land	$203,175	$170,285
Acquired ground lease	30,425	30,425
Buildings and improvements	1,535,406	1,346,923
Tenant improvements	148,650	130,629
Furniture, fixtures, and equipment	8,580	5,639

	1,926,236	1,683,901
Less: accumulated depreciation and amortization	(161,594)	(130,452)

Net investments in real estate	1,764,642	1,553,449

Cash and cash equivalents	158,628	43,735
Restricted cash	37,901	39,164
Rents and other receivables	6,782	7,887
Deferred rents	18,103	14,129
Due from affiliates	3,566	2,607
Deferred leasing costs, net	115,889	74,908
Deferred loan costs, net	24,868	23,659
Acquired above market leases	42,810	43,182
Other assets	20,107	3,198

Total assets	$2,193,296	$1,805,918

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$1,284,250	$1,161,250
Other secured loans	91,000	50,000
Accounts payable and other liabilities	65,090	58,216
Dividends and distributions payable	24,692	21,458
Capital leases payable	5,985	6,537
Acquired lease obligations	75,792	76,455

Total liabilities	1,546,809	1,373,916

Minority interests	82,969	88,578

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	–
Common Stock, $0.01 par value, 100,000,000 shares authorized,
42,787,125 and 42,645,711 shares issued and outstanding at
June 30, 2004 and December 31, 2003, respectively	428	426
Additional paid in capital	649,768	406,133
Unearned and accrued stock compensation, net	(5,936)	(3,800)
Accumulated deficit and dividends	(89,808)	(65,884)
Accumulated other comprehensive income, net	8,966	6,549

Total stockholders' equity	563,518	343,424

Total liabilities, minority interests and stockholders' equity	$2,193,296	$1,805,918

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THE COMPANY	THE COMPANY	THE PREDECESSOR

	Three months ended June 30, 2004	Period June 27, 2003 through June 30, 2003	Period April 1, 2003 through June 26, 2003

Revenues:
Rental	$47,285	$1,306	$14,334
Tenant reimbursements	18,793	576	5,886
Hotel operations	5,285	175	4,250
Parking	8,324	227	2,597
Management, leasing and development
services to affiliates	956	21	861
Interest and other	516	2,336	179

Total revenues	81,159	4,641	28,107

Expenses:
Rental property operating and maintenance	17,212	574	6,094
Hotel operating and maintenance	3,574	143	3,358
Real estate taxes	5,532	144	1,387
Parking	2,224	88	644
General and administrative	5,391	14,131	3,614
Depreciation and amortization	21,043	404	5,876
Interest	15,312	840	12,756
Loss from early extinguishment of debt	–	44,329	6,667
Other	671	3,920	7,905

Total expenses	70,959	64,573	48,301

Income (loss) before equity in net income of
real estate entities and minority interest	10,200	(59,932)	(20,194)

Equity in net income of real estate entities	–	6	754

Income (loss) before minority interests	10,200	(59,926)	(19,440)
Minority interests	1,114	(13,684)	131

Net income (loss)	9,086	(46,242)	(19,571)
Preferred stock dividends	4,766	–	–

Net income (loss) allocable to common shareholders	$4,320	$(46,242)	$(19,571)

Basic income (loss) per share available to common shareholders	$0.10	$(1.25)
Diluted income (loss) per share available to common shareholders	$0.10	$(1.25)

Weighted-average common shares outstanding:
Basic	42,334,249	36,853,421

Diluted	42,487,711	36,853,421

See accompanying notes to consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THE COMPANY	THE COMPANY	THE PREDECESSOR

	Six months ended June 30, 2004	Period June 27, 2003 through June 30, 2003	Period January 1, 2003 through June 26, 2003

Revenues:
Rental	$86,126	$1,306	$28,732
Tenant reimbursements	38,653	576	13,367
Hotel operations	10,484	175	8,738
Parking	15,967	227	5,637
Management, leasing and development
services to affiliates	1,653	21	2,349
Interest and other	1,367	2,336	234

Total revenues	154,250	4,641	59,057

Expenses:
Rental property operating and maintenance	32,507	574	12,277
Hotel operating and maintenance	7,285	143	6,863
Real estate taxes	10,852	144	2,962
Parking	4,303	88	1,295
General and administrative	9,154	14,131	7,226
Depreciation and amortization	38,125	404	11,387
Interest	29,422	840	24,853
Loss from early extinguishment of debt	–	44,329	6,667
Other	1,344	3,920	8,049

Total expenses	132,992	64,573	81,579

Income (loss) before equity in net income of
real estate entities and minority interest	21,258	(59,932)	(22,522)

Equity in net income of real estate entities	–	6	1,648

Income (loss) before minority interests	21,258	(59,926)	(20,874)
Minority interests	2,643	(13,684)	275

Net income (loss)	18,615	(46,242)	(21,149)
Preferred stock dividends	8,367	–	–

Net income (loss) allocable to common shareholders	$10,248	$(46,242)	$(21,149)

Basic income (loss) per share available to common shareholders	$0.24	$(1.25)
Diluted income (loss) per share available to common shareholders	$0.24	$(1.25)

Weighted-average common shares outstanding:
Basic	42,332,085	36,853,421

Diluted	42,494,029	36,853,421

See accompanying notes to consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	THE COMPANY	THE COMPANY	THE PREDECESSOR

	Six months ended June 30, 2004	Period from June 27, 2003 through June 30, 2003	January 1, 2003 through June 26, 2003

Net income (loss)	$18,615	$(46,242)	$(21,149)

Other comprehensive income (loss):
Increase in fair value of
interest rate swap and unrealized
gains on sale of swap agreements	3,033	1,257	–
Minority interests in increase in fair
value of interest rate swap agreements	(616)	(287)	–

Comprehensive net income (loss)	$21,032	$(45,272)	$(21,149)

See accompanying notes to consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THE COMPANY	THE COMPANY & PREDECESSOR

	Six months ended June 30, 2004	Six months ended June 30, 2003

Cash flows from operating activities:
Net income (loss)	$18,615	$(67,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interests	2,643	(13,409)
Equity in net income of real estate entities	–	(1,654)
Distributions received from real estate entities	–	1,458
Depreciation and amortization	38,125	11,791
Write-off of capitalized costs related to terminated lease	–	1,800
Revenue recognized related to acquired lease obligations, net	(1,183)	(811)
Compensation expense for restricted stock awards	817	6,522
Write-off of unamortized loan costs upon extinguishment of debt	–	7,291
Loss on extinguishment of debt applied to loan premiums	–	(29,124)
Amortization of loan costs	1,901	3,668
Change in fair value of interest rate caps	103	299
Write-off of related party receivables	–	3,108
Accretion of gain from sale of interest rate swap	(244)	–
Changes in assets and liabilities:
Rents and other receivables	1,105	94
Due from affiliates	(959)	–
Deferred rents	(3,974)	(1,183)
Deferred leasing costs	(15,638)	(567)
Other assets	(3,750)	591
Accounts payable and other liabilities	1,478	(4,933)
Accrued interest payable	2,096	(5,075)

Net cash provided by (used in) operating activities	41,135	(87,525)

Cash flows from investing activities:
Expenditures for improvements to real estate	(9,770)	(2,903)
Purchases of real estate and additional interests in real estate entities	(98,059)	(310,948)
Deposit for purchase of real estate	(10,000)	–
Change in restricted cash	1,263	7,569

Net cash used in investing activities	(116,566)	(306,282)

Cash flows from financing activities:
Proceeds from equity offering - common stock	–	693,690
Payment of offering costs - common stock	–	(65,336)
Proceeds from equity offering - preferred stock	250,000	–
Payment of offering costs - preferred stock	(8,777)	–
Payment of loan costs	(93)	(17,755)
Proceeds from mortgage loans	–	760,000
Principal payments on mortgage loans	–	(677,107)
Proceed from other secured loans	–	107,000
Principal payments on other secured loans	–	(291,532)
Payment of refinancing deposits	(2,150)	–
Principal payments of capital leases	(552)	–
Proceeds from employees for restricted stock	–	7
Contributions from owners of predecessors	–	1,524
Payments of dividends to preferred stockholders	(5,188)	–
Payment of dividends to common stockholders and distributions
to limited partners of operating partnership	(42,916)	–
Distribution to owners of predecessor	–	(70,339)

Net cash provided by financing activities	190,324	440,152

Net increase in cash and cash equivalents	114,893	46,345
Cash and cash equivalents at beginning of period	43,735	2,976

Cash and cash equivalents at end of period	$158,628	$49,321

See accompanying notes to consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THE COMPANY	THE PREDECESSOR

	Six months ended June 30, 2004	Six months ended June 30, 2003

Supplemental disclosure of cash flow information:

Cash paid for interest	$25,566	$27,614

Supplementary disclosure of non-cash investing and financing activities:

Accrual for real estate improvements and purchases of furniture,
fixtures, and equipment	$613	$12,266
Increase in investments in real estate and additional paid in capital for fair value of operating partnership units granted to
minority interest owners of the Predecessor	–	14,700
Increase in investments in real estate and reversal of minority deficit related to acquisition of the minority interests in a combined
real estate entity	–	12,615
Record minority interest for limited partnership units in the operating
partnership by reclassifying from additional paid in capital	–	93,781
Reclassification of owners' deficit to additional paid in capital	–	236,243

Accrual for offering costs - preferred stock	351
Reclassification of previously accrued offering costs to stockholders' equity	157	5,849
Accrual for dividends and distributions declared	24,692

Acquisition of Park Place I:
Investment in real estate	231,945	–
Acquired above market leases	4,804	–
Deferred lease costs	32,220	–
Mortgage and other secured loans	(164,000)	–
Acquired lease obligations	(5,696)	–
Other, net	(1,214)	–

Cash paid to acquire the property	$98,059	$–

Consolidation of the accounts of US Bank Tower and Wells Fargo Tower as the result of purchasing controlling interest:
Losses and distributions in excess of investments in real estate entities	–	61,620
Investment in real estate	–	605,678
Restricted cash	–	29,229
Acquired above market leases	–	36,866
Deferred loan costs	–	32,819
Mortgage and other secured loans	–	(457,725)
Acquired lease obligations	–	(55,204)
Other, net	–	(28,529)

Cash paid to acquire the property	$–	$224,754

Record non-cash purchase accounting entries for
acquisition of other interests in real estate entities:
Investment in real estate	–	564
Acquired above market leases	–	4,004
Deferred lease costs	–	4,004
Acquired lease obligations	–	(8,572)

Cash paid to acquire the property	$–	$–

See accompanying notes to consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.     Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, including Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California and Orange County, California consisting primarily of office properties, related parking garages and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

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

On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option. We used a portion of these proceeds to acquire Park Place I, which is described in Note 8 and Park Place II, which is described in Note 9. The remainder is expected to be used for investment and general corporate purposes.

Our operations are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in the Operating Partnership (“Units”). The Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of June 30, 2004, our company held a 79.5% common equity interest in the Operating Partnership.

Through the Operating Partnership, as of June 30, 2004, we own or have an interest in a portfolio of 14 commercial real estate properties consisting of ten office properties, one of which includes an adjacent undeveloped land parcel, a 350-room hotel, and three off-site parking structures.

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

    Through one of the Services Companies, we provide property management and leasing services for a mixed-use (office, hotel and retail) property located in the Dallas/Ft. Worth, Texas area, for which we earn customary fees and incentive fees. The management agreement between us and the entity that owns this property will terminate if and when Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, no longer owns an interest in that property or is no longer bound by his non-competition agreement with us.

Our portfolio is located in four Southern California markets — the Los Angeles Central Business District (the “LACBD”), the Tri-Cities area of Pasadena, Glendale and Burbank, the Cerritos sub-market and the John Wayne Airport sub-market of Orange County. Our portfolio includes five office properties in the prime Bunker Hill area of the LACBD — US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower, and One California Plaza — and three off-site parking garages. In the Tri-Cities area, our portfolio includes an office property and the Westin Pasadena Hotel located at Plaza Las Fuentes in Pasadena, the Glendale Center office property in Glendale, and a two-acre land parcel adjacent to the Glendale Center. In the Cerritos sub-market, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the AT&T Wireless Western Regional Headquarters. Our portfolio also includes Park Place I, a Class A office park located on 15 acres in the John Wayne Airport sub-market of Orange County.

The Operating Partnership has also entered into option agreements with entities controlled by Mr. Maguire under which we have the right to acquire a completed office property in Santa Monica (“1733 Ocean Avenue”), California, a completed office property in the Tri-Cities area (“Western Asset Plaza”), and a 12.5% interest in an entity that owns two existing office buildings and adjacent developable land, each in West Los Angeles, California. The independent members of our Board of Directors have authorized us to initiate the valuation and cost analysis process in connection with the exercise of the options to purchase Western Asset Plaza and 1733 Ocean Avenue. With respect to Western Asset Plaza, two separate valuations and a cost analysis were commenced prior to the period ending June 30, 2004. Once completed, the Company and the independent members of our Board of Directors will assess the results and make a final determination with respect to the acquisition of Western Asset Plaza. Similar valuations and cost analysis for 1733 Ocean Avenue will commence once the independent members of the Board of Directors determine that the market and property conditions warrant more immediate consideration of the acquisition of that project. The management agreements between us and the entities that own the option properties are coterminous with our options to purchase these properties.

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

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired. Included in cash are the remaining proceeds from the offering of our 7.625% Series A Cumulative Redeemable Preferred Stock. Cash and cash equivalents are deposited with financial institutions that we believe are creditworthy.

Cash is invested with quality federally insured institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC, or any other government agency. We have not realized any losses in such cash investments and we believe that these investments are not exposed to any significant credit risk.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2003. We believe that we have been organized and have operated in a manner that will allow us to qualify for taxation as a REIT under the Code commencing with our taxable year ended December 31, 2003, and we intend to continue to be organized and operate in this manner. If we qualify for taxation as a REIT, we generally will not be required to pay federal corporate income taxes on our net income to the extent it is currently distributed to our stockholders.

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

Earnings per Share

Earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that has been granted or had been committed to be granted, all using the treasury stock method, were not dilutive for the period from June 27, 2003 to June 30, 2003.

The following is a summary of the elements used in calculating basic and diluted earnings per share for the three months and six months ended June 30, 2004 and the period June 27, 2003 through June 30, 2003 (in thousands except share and per share amounts):

	Three months ended June 30, 2004	Six months ended June 30, 2004	The period from June 27, 2003 through June 30, 2003

Net income (loss) allocable to common shareholders	$4,320	$10,248	$(46,242)

Weighted average common shares outstanding – basic	42,334,249	42,332,085	36,853,421
Potentially dilutive securities:
Stock options	104,779	110,576	–
Restricted stock	48,683	51,368	–

Adjusted weighted average common
shares outstanding – diluted	42,487,711	42,494,029	36,853,421

Net income (loss) per share available to common
shareholder – basic and diluted	$0.10	$0.24	$(1.25)

Preferred Stock Issuance Costs and Dividends

Underwriting commissions and other preferred stock issuance costs are reflected as a reduction to additional paid-in-capital. Accrued dividends as of June 30, 2004 for our preferred stock are based on an annual rate of 7.625% rather than the amount that we declared on June 23, 2004. Such declaration includes dividends for July 2004.

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stock Options

We apply the intrinsic value method in accounting for stock options issued under our Incentive Award Plan (as defined below) on the date of consummation of our IPO and on June 3, 2004, the date of our first Annual Meeting. Accordingly, we did not record any compensation expense relating to such options. The stock-based compensation cost that we would have recorded from April 1, 2004 to June 30, 2004, had we used the fair value method, would have been $61,000.

The following table illustrates the effect on net income (loss) available to common shareholders and earnings per common share if we had recorded compensation expense based on the fair value of the stock options for the three and six months ended June 30, 2004 and the period June 27, 2003 through June 30, 2003 (in thousands except per share amounts):

	Three months ended June 30, 2004	Six months ended June 30, 2004	Period from June 27, 2003 to June 30, 2003

Net income (loss) allocable to common shareholders	$4,320	$10,248	$(46,242)
Less: Total stock-based employee compensation expense determined under the fair value method	(61)	(114)	–

Pro forma net income (loss) available to common shareholders	$4,259	$10,134	$(46,242)
Earnings per share available to common shareholders:
Basic and dilutive - as reported	$0.10	$0.24	$(1.25)
Basic and dilutive - pro forma	$0.10	$0.24	$(1.25)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   Minority Interests

Minority interests relate to the interests in the Operating Partnership that are not owned by our company, which, at June 30, 2004, amounted to 20.5%. In conjunction with the formation of our company, certain persons and entities contributing ownership interests in the Predecessor properties to the Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right, commencing on or after August 27, 2004, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis after August 27, 2004, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Upon consummation of our IPO, 22.8% of the carrying value of the net assets of the Operating Partnership was allocated to minority interests. Upon exercise of the underwriters’ over-allotment option of 5,476,500 shares on July 8, 2003, the minority interests were reduced to 20.5%. On June 27, 2004, the first anniversary of our IPO, we issued 141,414 shares of restricted stock, which had a negligible impact on the minority interests percentage.

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4.    Debt

A summary of our outstanding consolidated indebtedness as of June 30, 2004 is as follows:

		Principal Amount
	Interest Rate	(in thousands)	Maturity Date

US Bank Tower Mortgage	4.66%	$260,000	July 1, 2013
Gas Company Tower and
808 South Olive Garage:
Mortgage	LIBOR + 0.824%(1)	230,000	July 6, 2007(2)
Senior Mezzanine	LIBOR + 3.750%(3)	30,000	July 7, 2008(4)
Junior Mezzanine	LIBOR + 6.625%(5)	20,000	July 6, 2007(2)
Wells Fargo Tower Mortgage	4.68%(6)	250,000	July 1, 2010
KPMG Tower Mortgage	LIBOR +1.875%	195,000	August 31, 2005(7)
One California Plaza Mortgage	4.73%	146,250	December 1, 2010
Glendale Center Mortgage	5.727%	80,000	November 1, 2013
Park Place I:
Mortgage	LIBOR + 1.086%	123,000	November 9, 2004(8)
Senior Mezzanine	LIBOR + 4.15%	26,500	November 9, 2004(8)
Junior Mezzanine	LIBOR + 6.50%	14,500	November 9, 2004(8)

		$1,375,250

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
(7)
Two one-year extensions available at our option; however, we have obtained a commitment to refinance the KPMG Tower mortgage with a fixed rate, 7-year $210.0 million loan bearing interest at 5.14%. The loan is expected to close in November 2004.

(8)
Three one-year extension options available at our option; however, we have obtained a commitment to replace the Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%. The loan is expected to close in November 2004.

The terms of our mortgage and mezzanine loans do not permit us to prepay the loans during specified lockout periods. We are permitted to defease the US Bank Tower and Wells Fargo Tower mortgage loans. The Gas Company Tower and 808 South Olive Garage mortgage and mezzanine loans can be repaid during the lockout period if the lender consents, subject to a prepayment penalty of 5% of the outstanding principal amount of the loan. The Glendale Center mortgage loan may be prepaid in whole but not in part between the end of the lockout period and a “permitted prepayment date” subject to a prepayment penalty based on a formula described in the loan agreement. No prepayment penalty applies to the KPMG Tower

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

mortgage loan and no prepayment penalty applies to the Glendale Center mortgage loan after the permitted prepayment date. The One California Plaza mortgage loan may be prepaid in whole, but not in part, after November 1, 2006, subject to a prepayment penalty based on a formula described in the loan agreement. No prepayment penalty applies to the One California Plaza mortgage and the Park Place I mortgage after October 1, 2010 and October 10, 2004, respectively.

The Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The credit facility provides for borrowings up to $100 million ($86.7 million is available to us as of June 30, 2004) and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on our overall leverage. No amounts are outstanding under this facility as of June 30, 2004. This credit facility expires in June 2006 with an option to extend the term for one year at our option. The credit facility is secured by our ownership interests in Plaza Las Fuentes and Cerritos Corporate Center Phases I and II.

The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. As of June 30, 2004, we were in compliance with all such covenants.

We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned and controlled by Mr. Maguire and an entities controlled by certain former senior executives of the Predecessor. As of June 30, 2004, $591.8 million of our debt is subject to such guarantees.

5.   Incentive Award Plan

We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P., (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, the Operating Partnership and the Services Companies (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock with an aggregate value of $12.5 million were issued upon consummation of the IPO. The holders of these shares have full voting rights and will receive any dividends paid. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of the IPO, 263,158 shares vest equally over 5 years and 52,632 vest equally over 3 years, on the anniversary date of the IPO. In addition, we have issued, on June 27, 2004, the first anniversary of the IPO, 141,414 shares of restricted stock with an aggregate value of $3.5 million (based on a closing common stock price of $24.75 per share on the New York Stock Exchange (“NYSE”) as of June 25, 2004). Of these 141,414 shares of restricted stock, 28,283 were fully vested upon issuance and the remainder will vest equally over the next four years on the anniversary date of the IPO. The holders of these shares have full voting rights and will receive any dividends paid. We have also granted, upon consummation of the IPO, options to certain officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

share and upon reelection of our independent directors on June 3, 2004, we granted them options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $24.38.

6.   Derivative Instruments

As of June 30, 2004, we have an interest rate swap agreement to fix the floating interest rate associated with $250.0 million of the Gas Company Tower and 808 South Olive Garage loans. Net amounts received or paid under this agreement are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate swap agreements is to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted by SFAS 138 and SFAS 149, establishes accounting and reporting standards for derivative instruments and for hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Under SFAS 133, our interest rate swap agreements qualify as cash flow hedges. The fair value of the swap outstanding as of June 30, 2004 was approximately $9.7 million, which is included in accumulated other comprehensive income in our consolidated balance sheet net of the minority interest share of $2.0 million. Also included in accumulated other comprehensive income as of June 30, 2004 is $1.6 million of deferred gain on the swap that we sold in October 2003 (associated with $72.0 million of the KPMG Tower mortage), net of the minority interest share of $0.3 million. This gain is recognized as a reduction of interest expense over the life of the related loan as required by SFAS 133. The estimated fair value of the interest rate swap agreement is dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair values may significantly change during the term of the agreement. If the underlying floating rate loans were to be repaid prior to maturity, we would recognize in interest expense any unamortized gain or loss at the time of such early repayment.

On July 28, 2004, we sold the $250.0 million interest rate swap agreement associated with the $250.0 million floating rate Gas Company Tower and 808 South Olive Garage mortgage loan for $9.9 million. We will recognize the $9.9 million as a reduction of interest expense over the life of this mortgage as required by SFAS 133.

7.   Unconsolidated and Uncombined Real Estate Entities

For the three months and the six months ended June 30, 2004, we had no real estate entities that were accounted for as unconsolidated investments using the equity method of accounting. For the three months and the six months ended June 30, 2003, the Predecessor and we had indirect investments in the

MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

following properties, which were accounted for as uncombined investments using the equity method of accounting:

US Bank Tower (through June 26, 2003, when the third party interests were purchased);

Wells Fargo Tower (through June 26, 2003, when the third party interests were purchased); and

Glendale Center

The following is condensed, combined statement of operations information related to these properties (in thousands):

	Three months ended June 30, 2003	Six months ended June 30, 2003

Revenue	$25,924	$57,577

Expenses:
Operating and other expenses	10,314	24,329
Interest expense	9,998	20,248
Depreciation and amortization	7,514	12,473

Net income (loss)	$(1,902)	$527

Predecessor’s share of net income	$791	$1,253
Elimination and other entries	(31)	401

Equity in net income of real estate entities	$760	$1,654

Significant accounting policies used by the uncombined real estate entities that owned these properties are similar to those used by us and the Predecessor.

8.   Property Acquisition

On April 14, 2004, we acquired Park Place I, a 1.7 million square foot Class A office campus located on 15 acres in Orange County, California, for $260.0 million, excluding acquisition costs, from an affiliate of Blackstone Real Estate Advisors. The purchase price included the assumption of existing mortgage and mezzanine financing aggregating $164.0 million at an overall rate of LIBOR + 2.06%. The remainder of the purchase price was funded with a portion of the proceeds of our 7.625% Series A Cumulative Redeemable Preferred Stock offering.  We expect to finalize our purchase price allocations to the relevant assets acquired and liabilities assumed within one year.

9.   Subsequent Events

On July 23, 2004, we acquired Park Place II, a 90-acre mixed-use development located in the John Wayne Airport sub-market of Orange County, California surrounding the Park Place I office campus discussed in Note 8. Park Place II was acquired for approximately $215.0 million from Crow Winthrop Development Limited Partnership or certain subsidiaries thereof and was financed with a $140.0 million bridge loan from Wachovia Bank, National Association. The remainder of the purchase price was funded with a portion of the proceeds of our 7.625% Series A Cumulative Redeemable Preferred Stock offering.

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

Overview

We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”), and are primarily focused on owning and operating high quality office properties in the high-barrier-to-entry Southern California market. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of June 30, 2004, investment grade rated tenants among our 20 largest tenants generated 38.8% of the annualized rent of our office portfolio, and nationally recognized professional service firms among our 20 largest tenants generated an additional 27.4% of the annualized rent of our office portfolio. The weighted-average remaining lease term of our office portfolio tenants was approximately seven years as of June 30, 2004.

As of June 30, 2004, we own ten office properties with approximately 8.8 million net rentable square feet, a 350-room hotel with 266,000 square feet, total on and off-site parking of approximately 3.3 million square feet and an undeveloped two-acre land parcel adjacent to an existing office property that we expect can support up to 300,000 net rentable square feet of office development. Through our services companies, we also manage and lease a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth, Texas area, a 91,398 square foot office building in Santa Monica, California and a 256,987 square foot office building in Pasadena, California for which we earn customary fees.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on and off-site parking garages. We also receive income from providing management, leasing and real estate development services to our option and certain excluded properties. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rates to be paid, costs of tenant concessions, operating costs and real estate taxes, vacancy and general economic factors.

Our company was formed on June 26, 2002. During the period from our formation until we commenced operations upon consummation of our initial public offering, or IPO, on June 27, 2003, we did not have any material corporate activity other than the issuance of 100 shares of our common stock to Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in connection with the initial capitalization of our company. Because we believe that a discussion of the results of our company prior to the consummation of our IPO would not be meaningful, we have set forth below a discussion of our results of operations for the three months and six months ended June 30, 2004, and ours and the Predecessor’s historical results of operations for the three months and six months ended June 30, 2003.

The Predecessor’s 2003 combined historical financial information includes the following entities, which are a subset of the entities referred to collectively as the “Maguire Organization” for the period prior to June 27, 2003:

•    the property management, leasing and real estate development operations of Maguire Partners Development, Ltd.;

•    the real estate operations for certain entities that owned Plaza Las Fuentes and the Westin Pasadena Hotel, Gas Company Tower, 808 South Olive garage and KPMG Tower; and

•    investments in and equity in net income or loss from the operations for certain real estate entities that owned US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

The owners of the Predecessor were Mr. Maguire and certain others who had minor ownership interests.

Factors Which May Influence Future Results of Operations

As of June 30, 2004, our office portfolio was 92.8% leased to 236 tenants. Approximately 2.9%, including all tenants leasing on a month-to-month basis, of our leased square footage expires during the remainder of 2004, approximately 7.4% of our leased square footage expires during 2005, and approximately 9.9% of our leased square footage expires during 2006. Our leasing strategy for 2004 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our buildings with lower occupancy rates, including Wells Fargo Tower (82.9% leased at June 30, 2004), KPMG Tower (92.0% leased at June 30, 2004), US Bank Tower (90.0% leased at June 30, 2004) and One California Plaza (91.8% leased at June 30, 2004).

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

We believe that rental rates on leases expiring in 2004 are at or below those currently being achieved in our markets. Certain leases scheduled to expire in 2005 and 2006 have rental rates that exceed current market rental rates, and in some instances significantly exceed current market rental rates. We believe that if all such leases were renewed at current market rental rates, there would not be a significant adverse impact on future operations. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current market rental rates.

We are currently underway with a $10.0 million renovation of rooms and public space at the Westin Pasadena Hotel, which is expected to be completed in the third and fourth quarters of 2004, respectively. We expect the operating performance of the hotel to be negatively impacted in the third quarter and possibly the fourth quarter due to rooms being out of service and reduced demand from guests during the renovation.

We believe that new real estate investments will have a significant impact on our future results of operations, including the recent acquisitions of Park Place I and Park Place II, on April 14, 2004 and July 23, 2004, respectively, which together form a 105 acre mixed-use project development including over 2.0 million square feet of net rentable office and retail space and land with a development agreement that we believe can support approximately 2.0 million square feet of mixed-use improvements, located in the John Wayne Airport sub-market in Orange County, California. Since our IPO, we have completed the acquisition of more than $800.0 million of office, retail and development properties. On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock for total gross proceeds of $250.0 million. We intend to use the remaining net proceeds from such preferred stock offering principally to fund future acquisitions. Based on our current cash resources, we believe that currently we have the capacity to acquire approximately $250.0 million of new properties on a levered basis. There can be no assurance that we will complete additional acquisitions or successfully operate acquired properties. If we are not successful in completing additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested proceeds of our preferred stock offering.

Results of Operations

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

Our and the Predecessor’s results of operations for the three months ended June 30, 2004 and the three months ended June 30, 2003 are not comparable due primarily to the impact of our IPO, our preferred stock offering, the acquisitions of additional interests in existing properties and their resulting consolidation, acquisition of other properties, our new debt and the repayment of a substantial portion of the debt we assumed upon the consummation of our IPO. To facilitate a meaningful analysis of the results of operations, presented below are the aggregate results of operations for properties that were consolidated or combined in our and the Predecessor’s financial statements for the three months ended

June 30, 2004 and 2003 (Gas Company Tower, Plaza Las Fuentes office, the Westin Pasadena Hotel, 808 South Olive Garage and KPMG Tower) together with the results of our property management, leasing and development operations. We refer to these as the “Same Properties.”

Additionally, we present results of operations included in our and the Predecessor’s consolidated and combined statements of operations for the three months ended June 30, 2004 and 2003 for each property that was accounted for using the equity method of accounting for the three months ended June 30, 2003, but was consolidated into our financial statements for the three months ended June 30, 2004. We refer to these properties as the “Additional Interests Properties” and they consist of US Bank Tower and Wells Fargo Tower, which were consolidated beginning June 27, 2003 and Glendale Center, consolidated beginning August 29, 2003.

Finally, we present the results of operations for the three months ended June 30, 2004 for the properties that we acquired from third parties in June 2003, November 2003 and April 2004. We refer to these properties as the “Acquisition Properties” and they consist of Cerritos Corporate Center Phases I and II, One California Plaza and Park Place I. Information for these properties for the comparable period in 2003 is not available; therefore further analysis of comparison of the results of operations of these properties for the three months ended June 30, 2004 and the three months ended June 30, 2003 is not possible.

Consolidated and Combined Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Additional Interests Properties		Acquisition Properties	Total Portfolio

	Three Months Ended				Three Months Ended		Three Months Ended	Three Months Ended

	6/30/04	6/30/03	Increase/ (Decrease)	% Change	6/30/04	6/30/03	6/30/04	6/30/04	6/30/03	Increase/ (Decrease)	% Change

Revenues:
Rental	$14,963	$14,966	$(3)	-0.0%	$18,084	$674	$14,238	$47,285	$15,640	$31,645	202.3%
Tenant reimbursements	7,344	5,987	1,357	22.7%	7,244	475	4,205	18,793	6,462	12,331	190.8%
Hotel operations	5,285	4,425	860	19.4%	–	–	–	5,285	4,425	860	19.4%
Parking	3,174	2,708	466	17.2%	3,753	116	1,397	8,324	2,824	5,500	194.8%
Management, leasing
and development services
to affiliates	956	882	74	8.4%	–	–	–	956	882	74	8.4%
Interest and other	443	2,389	(1,946)	-81.5%	51	126	22	516	2,515	(1,999)	-79.5%

Total revenues	32,165	31,357	808	2.6%	29,132	1,391	19,862	81,159	32,748	48,411	147.8%

Expenses:
Rental property operating
and maintenance	5,135	5,940	(805)	-13.6%	6,151	728	5,926	17,212	6,668	10,544	158.1%
Hotel operating and maintenance	3,574	3,501	73	2.1%	–	–	–	3,574	3,501	73	2.1%
Real estate taxes	2,106	1,507	599	39.7%	2,189	24	1,237	5,532	1,531	4,001	261.3%
Parking	715	723	(8)	-1.1%	1,109	9	400	2,224	732	1,492	203.8%
General and administrative	5,391	17,745	(12,354)	-69.6%	–	–	–	5,391	17,745	(12,354)	-69.6%
Depreciation and amortization	7,246	6,078	1,168	19.2%	7,202	202	6,595	21,043	6,280	14,763	235.1%
Interest	4,764	9,029	(4,265)	-47.2%	7,592	4,567	2,956	15,312	13,596	1,716	12.6%
Loss on extinguishment of debt	–	18,510	(18,510)	-100.0%	–	32,486	–	–	50,996	(50,996)	-100.0%
Other	140	11,783	(11,643)	-98.8%	1	42	530	671	11,825	(11,154)	-94.3%

Total expenses	29,071	74,816	(45,745)	-61.1%	24,244	38,058	17,644	70,959	112,874	(41,915)	-37.1%

Income (loss) before
equity in net income
of real estate entities
and minority interests	$3,094	$(43,459)	$46,553	-107.1%	$4,888	$(36,667)	$2,218	$10,200	$(80,126)	$90,326	-112.7%

Presented below are combined statements of operations information for the Additional Interests Properties for the three months ended June 30, 2004 and 2003. The 2003 amounts prior to June 27, 2003 are not included in the Predecessor’s combined statement of operations, because the equity method of accounting was used to account for the Predecessor’s share of the results of operations for these properties. For the period from June 27, 2003 through June 30, 2003, two of these three properties were consolidated. This combined information is presented to allow a meaningful year-to-year comparison of the operating results of these properties. This is the information with respect to the Additional Interests Properties that is discussed in our comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003 that follows.

Combined Statements of Operations Information
Additional Interests Properties
(Dollar amounts in thousands)

	Three Months ended		Increase/	%
	6/30/04	6/30/03	(Decrease)	Change

Revenues:
Rental	$18,084	$15,882	$2,202	13.9%
Tenant reimbursements	7,244	7,437	(193)	-2.6%
Parking	3,753	3,185	568	17.8%
Interest and other	51	370	(319)	-86.2%

Total revenues	29,132	26,874	2,258	8.4%

Expenses:
Rental property operating and maintenance	6,151	7,202	(1,051)	-14.6%
Real estate taxes	2,189	1,877	312	16.6%
Parking	1,109	1,223	(114)	-9.3%
Depreciation and amortization	7,202	7,731	(529)	-6.8%
Interest	7,592	14,130	(6,538)	-46.3%
Loss on extinguishment of debt	–	32,486	(32,486)	-100.0%
Other	1	57	(56)	-98.2%

Total expenses	24,244	64,706	(40,462)	-62.5%

Income (loss) before minority interests	$4,888	$(37,832)	$42,720	-112.9%

Rental Revenue

Total portfolio rental revenue increased by $31.7 million, or 202.3%, to $47.3 million for the three months ended June 30, 2004 compared to $15.6 million for the three months ended June 30, 2003.

Rental revenue for the Same Properties was comparable for the three months ended June 30, 2004 and June 30, 2003 at $15.0 million.

Rental revenue for the Additional Interests Properties increased $2.2 million, or 13.9%, to $18.1 million for the three months ended June 30, 2004 compared to $15.9 million for the three months ended June 30, 2003. Rental revenue for the Additional Interests Properties for the three months ended June 30, 2004 is net of amortization of the value recorded for acquired above market leases and includes amortization of acquired lease obligations related to below market leases, both related to purchase accounting entries recorded upon acquisition of the additional interests in these properties. Net amortization of acquired lease obligations and acquired above market leases resulted in an aggregate increase in rental revenue of $1.0 million for Wells Fargo Tower and Glendale Center and a decrease of

$1.0 million for US Bank Tower for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Additionally, based on the percentage of interests acquired, a portion of the straight-line rent adjustment is calculated from the date of acquisition of the additional interests through the end of the lease terms, and a portion of the straight-line rent adjustment relating to existing interests is calculated from inception of the leases through the end of the lease terms. These purchase accounting related entries had the impact of increasing rental revenue for the Additional Interests Properties subsequent to the acquisition of additional interests, since free rent periods tend to be at the beginning of our leases. Rental revenue for the Additional Interests Properties also increased, due to a restructuring of a tenant’s lease at Wells Fargo Tower, which commenced July 1, 2003.

Finally, Acquisition Properties, contributed $14.2 million in rental revenue for the three months ended June 30, 2004.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $12.3 million, or 190.8%, to $18.8 million for the three months ended June 30, 2004 compared to $6.5 million for the three months ended June 30, 2003.

Tenant reimbursement revenue for the Same Properties increased $1.4 million, or 22.7%, to $7.3 million for the three months ended June 30, 2004 compared to $6.0 million for the three months ended June 30, 2003. This increase was primarily due to a $0.7 million reserve for pending tenant operating expense reviews, which impact the three months ended June 30, 2003. No similar provision was made for the three months ended June 30, 2004. Tenant Reimbursement revenue also experienced an increase due to an increase in reimbursable property expenses, offset by a decrease in insurance premiums, which are discussed below. Tenant reimbursements were also affected by increases in occupancy for Gas Company Tower and KPMG Tower. Expenses eligible for reimbursement are generally allocated on a pro rata basis to leaseable space and we do not receive reimbursement of expenses allocated to vacant space.

Tenant reimbursement revenue for the Additional Interests Properties decreased $0.2 million, or 2.6%, to $7.2 million for the three months ended June 30, 2004 compared to $7.4 million for the three months ended June 30, 2003, due primarily to decreases resulting from lower insurance premiums combined with lower occupancy at Wells Fargo Tower for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. These decreases were partially offset by increases in tenant reimbursement revenue resulting from increases in real estate tax expenses, which are discussed below.

Acquisition Properties contributed $4.2 million in tenant reimbursements revenue for the three months ended June 30, 2004.

Hotel Operations

Hotel operation revenue increased $0.9 million, or 19.4%, to $5.3 million for the three months ended June 30, 2004 compared to $4.4 million for the three months ended June 30, 2003. Hotel operating and maintenance expense increased $0.1 million, or 2.1%, to $3.6 million for the three months ended June 30, 2004 compared to $3.5 million for the three months ended June 30, 2003. The increase in revenue for the Westin Pasadena Hotel was due to an increase in both our occupancy rates and our average daily rate. For the three months ended June 30, 2003, we suffered lower occupancy and room rates as a result of reduced travel in general during the three months ended June 30, 2003 that was caused by the war with Iraq. Contributing to the increase in our room rates was a change in contractual terms with a major airline whereby the airline decreased the number of rooms they reserved on a nightly basis at a reduced rate. The rooms were made available for other groups and transient patrons and were rented at the market rate. The slight increase in hotel operating and maintenance expenses was in part due to increased occupancy of the hotel. The increase was mitigated by more efficient operations of the hotel departments for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, which suffered from inefficiencies related to the ongoing transition of the hotel from a Doubletree to a Westin hotel in the three months ended June 30, 2003.

We expect that our renovation activities during the third and possibly the fourth quarter of 2004 will negatively impact hotel operations, but we are cautiously optimistic that once the renovations are completed they will have an immediate positive impact on our room rates and occupancy levels.

Parking Revenue

Total portfolio parking revenue increased $5.5 million, or 194.8%, to $8.3 million for the three months ended June 30, 2004 compared to $2.8 million for the three months ended June 30, 2003.

Parking revenue for the Same Properties increased $0.5 million, or 17.2%, to $3.2 million for the three months ended June 30, 2004 compared to $2.7 million for the three months ended June 30, 2003, primarily due to the increase in contractual parking rates for a tenant at KPMG Tower. For the three months ended June 30, 2003, such tenant’s lease agreement allowed for discounted parking and validation rates for parking at KPMG Tower. The discounts were discontinued in the third quarter of 2003 enabling contractual parking rates to increase to current market levels.

Parking revenue for the Additional Interests Properties increased $0.6 million, or 17.8%, to $3.8 million for the three months ended June 30, 2004 compared to $3.2 million for the three months ended June 30, 2003, primarily due to an increase in contractual parking rates for most properties in our portfolio as of July 1, 2003. Additionally, Wells Fargo Tower experienced an increase in parking demand for two of its tenants for the three months ended June 30, 2004.

Acquisition Properties contributed $1.4 million in parking revenue for the three months ended June 30, 2004.

Management, Leasing and Development Services to Affiliates Revenue

Total portfolio management, leasing and development services to affiliates revenue increased $0.1 million, or 8.4%, to $1.0 million for the three months ended June 30, 2004 compared to $0.9 million for the three months ended June 30, 2003, primarily due to increased leasing commissions related to properties owned by Mr. Maguire or entities controlled by him. This increase was partially offset by increased elimination of inter-company management and leasing fees for the three months ended June 30, 2004 resulting from our increased ownership percentage in the Additional Interests Properties.

Interest and Other Revenue

Total portfolio interest and other revenue decreased $2.0 million, or 79.5%, to $0.5 million for the three months ended June 30, 2004 compared to $2.5 million for the three months ended June 30, 2003.

Interest and other revenue for the Same Properties decreased $1.9 million, or 81.5%, to $0.4 million for the three months ended June 30, 2004 compared to $2.4 million for the three months ended June 30, 2003, primarily due to a non-recurring $2.3 million lease termination fee from a former tenant at Gas Company Tower, which was earned on June 27, 2003, offset by $0.4 million in interest earned on the proceeds from our $250.0 million preferred stock offering in the three months ended June 30, 2004.

Interest and other revenue for the Additional Interests Properties decreased $0.3 million, or 86.2%, to $0.1 million for the three months ended June 30, 2004 compared to $0.4 million for the three months ended June 30, 2003. The decrease is due to a reduction in interest income relating to a note receivable from a US Bank Tower tenant that was repaid in May 2003 and a decrease in interest income relating to a note receivable held by Glendale Center that was repaid in August 2003 when we acquired the remaining third party interests in Glendale Center.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $10.5 million, or 158.1%, to $17.2 million for the three months ended June 30, 2004 compared to $6.7 million for the three months ended June 30, 2003.

Rental property operating and maintenance expense for the Same Properties decreased $0.8 million, or 13.6%, to $5.1 million for the three months ended June 30, 2004 compared to $5.9 million for the three months ended June 30, 2003. This decrease was primarily due to a reduction in insurance premiums, which had increased substantially as a result of the September 11, 2001 terrorist attacks, and have since been reduced. The decrease was also due to the allocation of certain professional services and leasing costs to the properties for the three months ended June 30, 2003, whereas similar costs were not allocated to the properties and were included in general and administrative expense for the three months ended June 30, 2004.

Rental property operating and maintenance expense for the Additional Interests Properties decreased $1.1 million, or 14.6%, to $6.2 million for the three months ended June 30, 2004 compared to $7.2 million for the three months ended June 30, 2003. The 2004 total does not include any property management fees as such fees are eliminated in consolidation. The 2003 total includes $0.5 million of management fees paid to the Predecessor. The Predecessor eliminated its percentage interest in such fees against its equity in income or loss for the Additional Interest Properties. Removing the effect of the management fees from the decrease in rental property operating and maintenance expense, the decrease in such expense for the Additional Interests Properties is $0.6 million or 8.9% of the 2003 total excluding management fees. This decrease in rental property operating and maintenance expense relates primarily to the reduction in insurance premiums combined with the allocation of certain professional services and leasing costs to the properties for the three months ended June 30, 2003, whereas similar costs were not allocated to the properties and were included in general and administrative expense for the three months ended June 30, 2004.

Acquisition Properties contributed $5.9 million in rental property operating and maintenance expense for the three months ended June 30, 2004.

Real Estate Taxes

Total portfolio real estate taxes increased $4.0 million, or 261.3%, to $5.5 million for the three months ended June 30, 2004 compared to $1.5 million for the three months ended June 30, 2003.

Real estate taxes for the Same Properties increased by $0.6 million or 39.7% to $2.1 million for the three months ended June 30, 2004 compared to $1.5 million for the three months ended June 30, 2003. The increases are primarily due to additional accruals for real estate taxes made in anticipation of a reassessment of the properties by the taxing authorities as a result of our IPO, which may result in higher assessed values and, therefore, higher property taxes.

Real estate taxes for the Additional Interests Properties increased $0.3 million, or 16.6%, to $2.2 million for the three months ended June 30, 2004 compared to $1.9 million for the three months ended June 30, 2003. The increases are primarily due to additional accruals for real estate taxes made in anticipation of a reassessment of the properties by the taxing authorities as a result of our IPO, which may result in higher assessed values and, therefore, higher property taxes. The increases were partially offset by a property tax refund of $0.2 million received for Glendale Center during the three months ended June

30, 2004 for a supplemental property tax assessment billed by the taxing authorities in error and paid in prior periods.

Acquisition Properties contributed $1.2 million in real estate taxes for the three months ended June 30, 2004.

Parking Expense

Total portfolio parking expenses increased $1.5 million, or 203.8%, to $2.2 million for the three months ended June 30, 2004 compared to $0.7 million for the three months ended June 30, 2003.

Parking expenses were relatively stable for both the Same Properties and Additional Interest Properties.

Acquisition Properties contributed $0.4 million in parking expenses for the three months ended June 30, 2004.

General and Administrative Expense

Total portfolio general and administrative expense decreased $12.4 million, or 69.6%, to $5.4 million for the three months ended June 30, 2004 compared to $17.7 million for the three months ended June 30, 2003. The decrease was primarily due to compensation expense incurred during the three months ended June 30, 2003 of $6.5 million of fully-vested restricted stock issued to certain employees, $6.5 million cash paid to those employees for their related tax obligations and a $1.0 million bonus paid to a former employee, all as a result of the completion of the IPO on June 27, 2003. The decreases are offset by vesting of stock awards, as a result of our IPO, the addition of new personnel after our IPO, and increased expenses relating to operating as a public company for the three months ended June 30, 2004.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $14.8 million, or 235.1%, to $21.0 million for the three months ended June 30, 2004 compared to $6.3 million for the three months ended June 30, 2003.

Depreciation and amortization expense for the Same Properties increased $1.2 million or 19.2% to $7.2 million for the three months ended June 30, 2004 compared to $6.1 million for the three months ended June 30, 2003 primarily as a result of amortization of tenant improvements, lease concessions and other costs resulting from new and amended leases.

Depreciation and amortization expense for the Additional Interests Properties decreased $0.5 million or 6.8%, to $7.2 million for the three months ended June 30, 2004 compared to $7.7 million for the three months ended June 30, 2003. This decrease was primarily due to a change in estimate during the three months ended June 30, 2003 for non-recurring lease concession costs due to a tenant at Glendale Center for its participation interest in the property in the amount of $2.7 million that was purchased in August 2003. This decrease was partially offset by increases in depreciation and amortization recorded for amounts capitalized in connection with acquiring the additional interests in these properties.

Acquisition Properties contributed $6.6 million in depreciation and amortization expense for the three months ended June 30, 2004.

Interest Expense

Total portfolio interest expense increased $1.7 million, or 12.6%, to $15.3 million for the three months ended June 30, 2004 compared to $13.6 million for the three months ended June 30, 2003.

Interest expense for the Same Properties decreased $4.3 million, or 47.2%, to $4.8 million for the three months ended June 30, 2004 compared to $9.0 million for the three months ended June 30, 2003, primarily due to repayment of the KPMG Tower mezzanine loan, repayment of the loan on the Plaza Las Fuentes property, both upon consummation of our IPO, reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Interest expense for the Additional Interests Properties decreased $6.5 million, or 46.3%, to $7.6 million for the three months ended June 30, 2004 compared to $14.1 million for the three months ended June 30, 2003, primarily due to decreases in the borrowing rates on our debt, the repayment upon consummation of the IPO of the other secured loans for US Bank Tower, and the $64.3 million reverse purchase agreement obtained on February 5, 2003, partially offset by increases related to increased mortgage debt on US Bank Tower, Wells Fargo Tower and Glendale Center.

Acquisition Properties contributed $3.0 million in interest expense for the three months ended June 30, 2004.

Loss on Extinguishment of Debt

Total portfolio loss on extinguishment of debt decreased $51.0 million to $0.0 million for the three months ended June 30, 2004.

The loss on extinguishment of debt for the three months ended June 30, 2003 for the Same Properties and Additional Interests Properties is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, all in connection with the repayment or defeasance of certain mortgages and other loans upon consummation of our IPO.

Other Expenses

Total portfolio other expenses decreased $11.2 million, or 94.3%, to $0.7 million for the three months ended June 30, 2004 compared to $11.8 million for the three months ended June 30, 2003.

Other expenses for the Same Properties deceased $11.6 million, or 98.8% to $0.1 million for the three months ended June 30, 2004 compared to $11.8 million for the three months ended June 30, 2003. The decrease was primarily due to $11.0 million of non-recurring expenses from the three months ended June 30, 2003. These expenses comprised of the $5.0 million net cost related to purchasing of options on forward starting swaps, or swaptions, which were purchased prior to the IPO as a hedge against interest rate movements on debt we incurred upon consummation of the IPO, but were never exercised, accrued transfer taxes of $1.2 million related to the IPO, write-off of $1.8 million of capitalized costs relating to a terminated lease, and the $3.0 million write-off of amounts due from an excluded property.

Acquisition Properties contributed $0.5 million in other expenses for the three months ended June 30, 2004.

Equity in Net Income of Real Estate Entities

Total portfolio equity in net income of uncombined real estate entities decreased $0.8 million to $0.0 million for the three months ended June 30, 2004 compared to $0.8 million for the three months ended June 30, 2003 due to the consolidation of all the properties in our portfolio for the three months ended June 30, 2004. For the period from April 1, 2003 through June 27, 2003, upon consummation of our IPO, Wells Fargo Tower and US Bank Tower were accounted for using the equity method. For the three months ended June 30, 2003, Glendale Center was accounted for using the equity method.

Minority Interests

Minority interests increased $14.7 million, to $1.1 million for the three months ended June 30, 2004 compared to $(13.6) million for the three months ended June 30, 2003, as a result of allocating 20.5% of the difference between the consolidated income before minority interests and preferred stock dividends to the interests in the Operating Partnership (“Units”) that are not owned by us for the three months ended June 30, 2004. Minority interests for the three months ended June 30, 2003 related primarily to allocating 22.8% of the consolidated loss before minority interests to the Units beginning June 27, 2003, upon consummation of our IPO before the issuance of additional common stock resulting from the exercise of the underwriters’ over-allotment option.

Results of Operations

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

Our and the Predecessor’s results of operations for the six months ended June 30, 2004 and the six months ended June 30, 2003 are not comparable due primarily to the impact of our IPO, our preferred stock offering, the acquisitions of additional interests in existing properties and their resulting consolidation, acquisition of other properties, our new debt and the repayment of a substantial portion of the debt we assumed upon the consummation of our IPO. To facilitate a meaningful analysis of the results of operations, presented below are the aggregate results of operations for properties that were consolidated or combined in our and the Predecessor’s financial statements for the six months ended June 30, 2004 and 2003 (Gas Company Tower, Plaza Las Fuentes office, the Westin Pasadena Hotel, 808 South Olive Garage and KPMG Tower) together with the results of our property management, leasing and development operations. We refer to these as the “Same Properties.”

Additionally, we present results of operations included in our and the Predecessor’s consolidated and combined statements of operations for the six months ended June 30, 2004 and 2003 for each property that was accounted for using the equity method of accounting for the six months ended June 30, 2003, but was consolidated into our financial statements for the six months ended June 30, 2004. We refer to these properties as the “Additional Interests Properties” and they consist of US Bank Tower and Wells Fargo Tower, which were consolidated beginning June 27, 2003 and Glendale Center, consolidated beginning August 29, 2003.

Finally, we present the results of operations for the six months ended June 30, 2004 for the properties that we acquired from third parties in June 2003, November 2003 and April 2004. We refer to these properties as the “Acquisition Properties” and they consist of Cerritos Corporate Center Phases I and II, One California Plaza and Park Place I. Information for these properties for the comparable period in 2003 is not available; therefore further analysis of comparison of the results of operations of these properties for the six months ended June 30, 2004 and the six months ended June 30, 2003 is not possible.

Consolidated and Combined Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Additional Interests Properties		Acquisition Properties	Total Portfolio

	Six Months ended				Six Months ended		Six Months ended	Six Months ended

	6/30/04	6/30/03	Increase/ (Decrease)	% Change	6/30/04	6/30/03	6/30/04	6/30/04	6/30/03	Increase/ (Decrease)	% Change

Revenues:
Rental	$29,736	$29,364	$372	1.3%	$36,191	$674	$20,199	$86,126	$30,038	$56,088	186.7%
Tenant reimbursements	15,143	13,468	1,675	12.4%	15,433	475	8,077	38,653	13,943	24,710	177.2%
Hotel operations	10,484	8,913	1,571	17.6%	–	–	–	10,484	8,913	1,571	17.6%
Parking	6,327	5,748	579	10.1%	7,314	116	2,326	15,967	5,864	10,103	172.3%
Management, leasing
and development services
to affiliates	1,653	2,370	(717)	-30.3%	–	–	–	1,653	2,370	(717)	-30.3%
Interest and other	1,209	2,444	(1,235)	-50.5%	116	126	42	1,367	2,570	(1,203)	-46.8%

Total revenues	64,552	62,307	2,245	3.6%	59,054	1,391	30,644	154,250	63,698	90,552	142.2%

Expenses:
Rental property operating
and maintenance	10,894	12,123	(1,229)	-10.1%	12,904	728	8,709	32,507	12,851	19,656	153.0%
Hotel operating and maintenance	7,285	7,006	279	4.0%	–	–	–	7,285	7,006	279	4.0%
Real estate taxes	4,135	3,082	1,053	34.2%	4,564	24	2,153	10,852	3,106	7,746	249.4%
Parking	1,413	1,374	39	2.8%	2,198	9	692	4,303	1,383	2,920	211.1%
General and administrative	9,154	21,357	(12,203)	-57.1%	–	–	–	9,154	21,357	(12,203)	-57.1%
Depreciation and amortization	14,019	11,589	2,430	21.0%	14,253	202	9,853	38,125	11,791	26,334	223.3%
Interest	9,591	19,233	(9,642)	-50.1%	15,096	6,460	4,735	29,422	25,693	3,729	14.5%
Loss on extinguishment of debt	–	18,510	(18,510)	-100.0%	–	32,486	–	–	50,996	(50,996)	-100.0%
Other	290	11,919	(11,629)	-97.6%	1	50	1,053	1,344	11,969	(10,625)	-88.8%

Total expenses	56,781	106,193	(49,412)	-46.5%	49,016	39,959	27,195	132,992	146,152	(13,160)	-9.0%

Income (loss) before
equity in net income
of real estate entities
and minority interests	$7,771	$(43,886)	$51,657	-117.7%	$10,038	$(38,568)	$3,449	$21,258	$(82,454)	$103,712	-125.8%

Presented below are combined statements of operations information for the Additional Interests Properties for the six months ended June 30, 2004 and 2003. The 2003 amounts prior to June 27, 2003 are not included in the Predecessor’s combined statement of operation, because the equity method of accounting was used to account for the Predecessor’s share of the results of operations for these properties. For the period from June 27, 2003 through June 30, 2003, two of these three properties were consolidated. This combined information is presented to allow a meaningful year-to-year comparison of the operating results of these properties. This is the information with respect to the Additional Interests Properties that is discussed in our comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003 that follows.

Combined Statements of Operations Information
Additional Interests Properties
(Dollar amounts in thousands)

	Six Months ended		Increase/	%
	6/30/04	6/30/03	(Decrease)	Change

Revenues:
Rental	$36,191	$30,937	$5,254	17.0%
Tenant reimbursements	15,432	14,555	877	6.0%
Parking	7,314	6,503	811	12.5%
Interest and other	116	6,404	(6,288)	-98.2%

Total revenues	59,053	58,399	654	1.1%

Expenses:
Rental property operating and maintenance	12,904	15,587	(2,683)	-17.2%
Real estate taxes	4,564	3,743	821	21.9%
Parking	2,199	2,265	(66)	-2.9%
Depreciation and amortization	14,253	12,690	1,563	12.3%
Interest	15,097	26,273	(11,176)	-42.5%
Loss on extinguishment of debt	–	32,486	(32,486)	-100.0%
Other	–	2,659	(2,659)	-100.0%

Total expenses	49,017	95,703	(46,686)	-48.8%

Income (loss) before minority interests	$10,036	$(37,304)	$47,340	-126.9%

Rental Revenue

Total portfolio rental revenue increased by $56.1 million, or 186.7%, to $86.1 million for the six months ended June 30, 2004 compared to $30.0 million for the six months ended June 30, 2003.

Rental revenue for the Same Properties was comparable for the six months ended June 30, 2004 at $29.7 million and for the six months ended June 30, 2003 at $29.4 million. The slight increase was primarily due to an increase in occupancy for KPMG Tower and Gas Company Tower for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Our rental revenue for these properties also increased primarily due to the signing of new leases at higher rental rates than those leases that expired.

Rental revenue for the Additional Interests Properties increased $5.3 million, or 17.0%, to $36.2 million for the six months ended June 30, 2004 compared to $30.9 million for the six months ended June 30, 2003. Rental revenue for the Additional Interests Properties for the six months ended June 30, 2004 is net of amortization of the value recorded for acquired above market leases and includes amortization of acquired lease obligations related to below market leases, both related to purchase accounting entries recorded upon acquisition of the additional interests in these properties. Net amortization of acquired lease obligations and acquired above market leases resulted in an aggregate increase in rental revenue of $2.0 million for Wells Fargo Tower and Glendale Center and a decrease of $2.0 million for US Bank Tower for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Additionally, based on the percentage of interests acquired, a portion of the straight-line rent adjustment is calculated from the date of acquisition of the additional interests through the end of the lease terms, and a portion of the straight-line rent adjustment relating to existing interests is calculated from inception of the leases through the end of the lease terms. These purchase accounting related entries had the impact of increasing rental revenue for the Additional Interests Properties subsequent to the acquisition of additional interests, since free rent periods tend to be at the beginning of our leases.

Rental revenue for the Additional Interests Properties also increased as a result of increased occupancy for the six months ended June 30, 2004 and 2003 experienced by US Bank Tower. Andersen LLP, a former tenant in US Bank Tower, vacated its space in January 2003. This space remained unoccupied until US Bank commenced its lease in April 2003. As a result, US Bank Tower experienced an increase in rental revenue of $0.7 million related to this space for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. In addition, there was a restructuring of a tenant’s lease at Wells Fargo Tower, which commenced July 1, 2003.

Finally, Acquisition Properties, contributed $20.2 million in rental revenue for the six months ended June 30, 2004.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $24.7 million, or 177.2%, to $38.7 million for the six months ended June 30, 2004 compared to $13.9 million for the six months ended June 30, 2003.

Tenant reimbursement revenue for the Same Properties increased $1.7 million, or 12.4%, to $15.1 million for the six months ended June 30, 2004 compared to $13.5 million for the six months ended June 30, 2003, partially due to a $0.7 million reserve for pending tenant operating expense reviews, which impact the six months ended June 30, 2003. No similar provision was made for the six months ended June 30, 2004. Tenant reimbursement revenue also experienced an increase due to an increase in reimbursable property expenses, particularly real estate taxes, offset by a decrease in insurance premiums, which are discussed below. Tenant reimbursement revenue was also affected by increases in occupancy for Gas Company Tower and KPMG Tower. Additionally, tenant reimbursements increased due to a slight increase in reimbursable expenses and the new leases that replaced a portion of expiring leases allowed higher reimbursements than the expiring leases. Expenses eligible for reimbursement are generally allocated on a pro rata basis to leaseable space and we do not receive reimbursement of expenses allocated to vacant space.

Tenant reimbursement revenue for the Additional Interests Properties increased $0.9 million, or 6.0%, to $15.4 million for the six months ended June 30, 2004 compared to $14.6 million for the six months ended June 30, 2003, due primarily to increases resulting from increased real estate tax expenses, offset by a decrease in insurance premiums, which are discussed below. Tenant reimbursement revenue also decreased due to decreased occupancy at Wells Fargo Tower, partially offset by increased occupancy at US Bank Tower, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Acquisition Properties contributed $8.1 million in tenant reimbursements revenue for the six months ended June 30, 2004.

Hotel Operations

Hotel operation revenue increased $1.6 million, or 17.6%, to $10.5 million for the six months ended June 30, 2004 compared to $8.9 million for the six months ended June 30, 2003. Hotel operating and maintenance expense increased $0.3 million, or 4.0%, to $7.3 million for the six months ended June 30, 2004 compared to $7.0 million for the six months ended June 30, 2003. The increase in revenue for the Westin Pasadena Hotel was due to an increase in both our occupancy rates and our average daily rate. Our revenue for the six months ended June 30, 2003 suffered from the conversion from a Doubletree to a Westin hotel, which began on December 20, 2002, and lower occupancy and room rates as a result of reduced travel in general during the six months ended June 30, 2003 that was caused by the expectation of and eventual war with Iraq. Contributing to the increase in our room rates was a change in contractual terms with a major airline whereby the airline decreased the number of rooms they reserved on a nightly basis at a reduced rate. The rooms were made available for other groups and transient patrons and were rented at the market rate. The slight increase in hotel operating and maintenance expenses was in part due to increased occupancy of the hotel. The increase was mitigated by more efficient operations of the hotel departments for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, which suffered from inefficiencies related to the ongoing transition of the hotel from a Doubletree to a Westin hotel in the six months ended June 30, 2003.

We expect that our renovation activities during the third and possibly the fourth quarter of 2004 will negatively impact hotel operations, but we are cautiously optimistic that once the renovations are completed they will have an immediate positive impact on our room rates and occupancy levels.

Parking Revenue

Total portfolio parking revenue increased $10.1 million, or 172.3%, to $16.0 million for the six months ended June 30, 2004 compared to $5.9 million for the six months ended June 30, 2003.

Parking revenue for the Same Properties increased $0.6 million, or 10.1%, to $6.3 million for the six months ended June 30, 2004 compared to $5.7 million for the six months ended June 30, 2003, primarily due to the increase in contractual parking rates for a tenant at KPMG Tower. For the six months ended June 30, 2003, such tenant’s lease allowed for discounted parking and validation rates for parking at KPMG Tower. The discounts were discontinued in the third quarter of 2003 enabling contractual parking rates to increase to current market levels. The increase was also due to the increase in contractual parking rates for most properties in our portfolio as of July 1, 2003.

Parking revenue for the Additional Interests Properties increased $0.8 million, or 12.5%, to $7.3 million for the six months ended June 30, 2004 compared to $6.5 million for the six months ended June 30, 2003, primarily due to an increase in contractual parking rates for most properties in our portfolio as of July 1, 2003. Additionally, Wells Fargo Tower experienced an increase in parking demand for two of its tenants during the six months ended June 30, 2004.

Acquisition Properties contributed $2.3 million in parking revenue for the six months ended June 30, 2004.

Management, Leasing and Development Services to Affiliates Revenue

Total portfolio management, leasing and development services to affiliates revenue decreased $0.7 million, or 30.3%, to $1.7 million for the six months ended June 30, 2004 compared to $2.4 million for the six months ended June 30, 2003. The decrease relates primarily to the increased elimination of inter-company management and leasing fees for the six months ended June 30, 2004 compared to the three months ended June 30, 2003 resulting from our increased ownership percentage in the Additional Interests Properties, partially offset by a $1.0 million increase in development fees and leasing commissions related to one of our option properties, Western Asset Plaza for the six months ended June 30, 2004. The development of Western Asset Plaza was completed in January 2004.

Interest and Other Revenue

Total portfolio interest and other revenue decreased $1.2 million, or 46.8%, to $1.4 million for the six months ended June 30, 2004 compared to $2.6 million for the six months ended June 30, 2003.

Interest and other revenue for the Same Properties decreased $1.2 million, or 50.5%, to $1.2 million for the six months ended June 30, 2004 compared to $2.4 million the six months ended June 30, 2003, primarily due to a non-recurring $2.3 million lease termination fee from a former tenant at Gas Company Tower, which was earned on June 27, 2003 and a $0.3 million lease termination fee from a tenant at Plaza

Las Fuentes which has reduced its leased space, offset by $0.9 million in interest earned on the proceeds from our $250.0 million preferred stock offering in the six months ended June 30, 2004.

Interest and other revenue for the Additional Interests Properties decreased $6.3 million to $0.1 million for the six months ended June 30, 2004 compared to $6.4 million for the six months ended June 30, 2003, primarily due to a $5.0 million lease termination fee earned in the six months ended June 30, 2003 for the Andersen LLP lease termination in US Bank Tower. The decrease is also due to a reduction in interest income relating to a note receivable from a US Bank Tower tenant that was repaid in May 2003 and a decrease in interest income relating to a note receivable held by Glendale Center that was repaid in August 2003 when we acquired the remaining third party interests in Glendale Center.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $19.7 million, or 153.0%, to $32.5 million for the six months ended June 30, 2004 compared to $12.9 million for the six months ended June 30, 2003.

Rental property operating and maintenance expense for the Same Properties decreased $1.2 million or 10.1% to $10.9 million for the six months ended June 30, 2004 compared to $12.1 million for the six months ended June 30, 2003. This decrease was primarily due to a reduction in insurance premiums, which had increased substantially as a result of the September 11, 2001 terrorist attacks, and have since been reduced. The decrease was also due to the allocation of certain professional services and leasing costs to the properties for the six months ended June 30, 2003, whereas similar costs were not allocated to the properties and were included in general and administrative expense for the six months ended June 30, 2004.

Rental property operating and maintenance expense for the Additional Interests Properties decreased $2.7 million to $12.9 million for the six months ended June 30, 2004 compared to $15.6 million for the six months ended June 30, 2003. The 2004 total does not include any property management fees as such fees are eliminated in consolidation. The 2003 total includes $1.4 million of management fees to the Predecessor. The Predecessor eliminated its percentage interest in such fees against its equity in income or loss for the Additional Interest Properties. Removing the effect of the management fees from the decrease in rental property operating and maintenance expense, the decrease in such expense for the Additional Interests Properties is $1.3 million of 9.2% of the 2003 total excluding management fees. This decrease in rental property operating and maintenance expense relates primarily to the reduction in insurance premiums combined with the allocation of certain professional services and leasing costs to the properties for the six months ended June 30, 2003, whereas similar costs were not allocated to the properties and were included in general and administrative expense for the six months ended June 30, 2004.

Acquisition Properties contributed $8.7 million in rental property operating and maintenance expense for the six months ended June 30, 2004.

Real Estate Taxes

Total portfolio real estate taxes increased $7.7 million, or 249.4%, to $10.9 million for the six months ended June 30, 2004 compared to $3.1 million for the six months ended June 30, 2003.

Real estate taxes for the Same Properties increased by $1.1 million or 34.2% to $4.1 million for the six months ended June 30, 2004 compared to $3.1 million for the six months ended June 30, 2003. The increases are primarily due to additional accruals for real estate taxes made in anticipation of a reassessment of the properties by the taxing authorities as a result of our IPO, which may result in higher assessed values and, therefore, higher property taxes.

Real estate taxes for the Additional Interests Properties increased $0.8 million, or 21.9%, to $4.6 million for the six months ended June 30, 2004 compared to $3.7 million for the six months ended June 30, 2003. The increases are primarily due to additional accruals for real estate taxes made in anticipation of a reassessment of the properties by the taxing authorities as a result of our IPO, which may result in higher assessed values and, therefore, higher property taxes. The increases were partially offset by a property tax refund of $0.2 million received for Glendale Center in the six months ended June 30, 2004 for a supplemental property tax assessment billed by the taxing authorities in error and paid in prior periods.

Acquisition Properties contributed $2.2 million in real estate taxes for the six months ended June 30, 2004.

Parking Expense

Total portfolio parking expenses increased $2.9 million, or 211.1%, to $4.3 million for the six months ended June 30, 2004 compared to $1.4 million for the six months ended June 30, 2003. Parking expenses were relatively stable for both the Same Properties and Additional Interests Properties.

Acquisition Properties contributed $0.7 million in parking expenses for the six months ended June 30, 2004.

General and Administrative Expense

Total portfolio general and administrative expense decreased $12.2 million, or 57.1%, to $9.2 million for the six months ended June 30, 2004 compared to $21.4 million for the six months ended June 30, 2003. The decrease was primarily due to compensation expense incurred during three months ended June 30, 2003 of $6.5 million of fully-vested restricted stock issued to certain employees, $6.5 million cash paid to those employees for their related tax obligations and a $1.0 million bonus paid to a former employee, all as a result of the completion of the IPO on June 27, 2003. The decreases are offset by increased expenses for vesting of stock awards, as a result of our IPO, the addition of new personnel after our IPO, and increased expenses relating to operating as a public company for the three months ended June 30, 2004.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $26.3 million, or 223.3%, to $38.1 million for the six months ended June 30, 2004 compared to $11.8 million for the six months ended June 30, 2003.

Depreciation and amortization expense for the Same Properties increased $2.4 million or 21.0% to $14.0 million for the six months ended June 30, 2004 compared to $11.6 million for the six months ended June 30, 2003, primarily as a result of amortization of tenant improvements, lease concessions and other costs resulting from new and amended leases.

Depreciation and amortization expense for the Additional Interests Properties increased $1.6 million or 12.3%, to $14.3 million for the six months ended June 30, 2004 compared to $12.7 million for the six months ended June 30, 2003, primarily as a result of depreciation and amortization recorded for amounts capitalized in connection with acquiring the additional interests in these properties. This increase was partially offset by a change in estimate during the six months ended June 30, 2003 for non-recurring lease concession costs due to a tenant at Glendale Center for their participation interest at the property in the amount of $2.7 million that was purchased in August 2003.

    Acquisition Properties contributed $9.9 million in depreciation and amortization expense for the six months ended June 30, 2004.

Interest Expense

Total portfolio interest expense increased $3.7 million, or 14.5%, to $29.4 million for the six months ended June 30, 2004 compared to $25.7 million for the six months ended June 30, 2003.

Interest expense for the Same Properties decreased $9.6 million, or 50.1%, to $9.6 million for the six months ended June 30, 2004 compared to $19.2 million for the six months ended June 30, 2003, primarily due to repayment of the KPMG Tower mezzanine loan, repayment of the loan on the Plaza Las Fuentes property, both upon consummation of our IPO, reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Interest expense for the Additional Interests Properties decreased $11.2 million, or 42.5%, to $15.1 million for the six months ended June 30, 2004 compared to $26.3 million for the six months ended June 30, 2003 primarily due to decreases in the borrowing rates on our debt, the repayment upon consummation of the IPO of the other secured debt for US Bank Tower, and the $64.3 million reverse purchase agreement obtained on February 5, 2003, partially offset by increases related to increased mortgage debt on US Bank Tower, Wells Fargo Tower and Glendale Center.

Acquisition Properties contributed $4.7 million in interest expense for the six months ended June 30, 2004.

Loss on Extinguishment of Debt

Total portfolio loss on extinguishment of debt decreased $51.0 million to $0.0 million for the six months ended June 30, 2004.

The loss on extinguishment of debt for the six months ended June 30, 2003 for the Same Properties and Additional Interests Properties is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, all in connection with the repayment or defeasance of certain mortgages and other loans upon consummation of our IPO.

Other Expenses

Total portfolio other expenses decreased $10.6 million, or 88.8%, to $1.3 million for the six months ended June 30, 2004 compared to $12.0 million for the six months ended June 30, 2003.

Other expenses for the Same Properties decreased $11.6 million, or 97.6% to $0.3 million for the six months ended June 30, 2004 compared to $11.9 million for the six months ended June 30, 2003. The decrease was primarily due to $11.0 million of non-recurring expenses for the six months ended June 30, 2003. These expenses comprised of the $5.0 million net cost related to purchasing of options on forward starting swaps, or swaptions, which were purchased prior to the IPO as a hedge against interest rate movements on debt we incurred upon consummation of the IPO, but were never exercised, accrued transfer taxes of $1.2 million related to the IPO, write-off of $1.8 million of capitalized costs relating to a terminated lease, and the $3.0 million write-off of amounts due from an excluded property.

Other expenses decreased $2.7 million for the Additional Interests Properties for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to the write-off of unamortized capitalized leasing costs related to the Andersen LLP lease at US Bank Tower, which was terminated in January 2003.

Acquisition Properties contributed $1.1 million in other expenses for the six months ended June 30, 2004.

Equity in Net Income of Real Estate Entities

Total portfolio equity in net income of uncombined real estate entities decreased $1.7 million to $0.0 million for the six months ended June 30, 2004, due to the consolidation of all the properties in our portfolio for the six months ended June 30, 2004. For the period from January 1, 2003 through June 27, 2003, upon consummation of our IPO, Wells Fargo Tower and US Bank Tower were accounted for using the equity method. For the six months ended June 30, 2003, Glendale Center was accounted for using the equity method.

Minority Interests

Minority interests increased $16.1 million, to $2.6 million for the six months ended June 30, 2004 compared to $(13.4) million for the six months ended June 30, 2003, as a result of allocating 20.5% of the difference between the consolidated income before minority interests and preferred stock dividends to the interests in the Operating Partnership (“Units”) that are not owned by us for the six months ended June 30, 2004. Minority interests for the six months ended June 30, 2003 related primarily to allocating 22.8% of the consolidated loss before minority interests to the Units beginning June 27, 2003, upon consummation of our IPO before the issuance of additional common stock resulting from the exercise of the underwriters’ over-allotment option.

Funds From Operations

We calculate funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, extraordinary items, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

    The following table reconciles our company’s FFO to our company’s net income for the three months and the six months ended June 30, 2004 (in thousands except for per share amounts):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Reconciliation of net income to funds from operations:
Net income allocable to common shareholders	$4,320	$10,248
Adjustments:
Minority interests	1,114	2,643
Real estate depreciation and amortization	20,982	37,973

Funds from operations allocable to common shareholders and Unit Holders (FFO)	$26,416	$50,864

Company share of FFO(1)	$21,000	$40,435

FFO per share - basic	$0.50	$0.96

FFO per share - diluted	$0.49	$0.95

(1)	Based on a 79.5% interest in operating partnerships for three months and six months ended June 30, 2004.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

The Operating Partnership has a $100 million secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. This credit facility is secured by our interests in the entities that own Plaza Las Fuentes and Cerritos Corporate Center Phase I and Phase II. The credit facility has a borrowing limit based on a percentage of the value of our properties that secure this credit facility. $86.7 million is available to us as of June 30, 2004. The credit facility bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125%, depending on The Operating Partnership's overall leverage. The credit facility matures in June 2006 with an option to extend the term for one year; we currently have not drawn on the credit facility. The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of FFO for such period, subject to certain other adjustments. As of June 30, 2004, we were in compliance with all such covenants.

As of June 30, 2004, we had $196.5 million in cash and cash equivalents, including $37.9 million in restricted cash, compared to $82.9 million in cash and cash equivalents including $39.2 million in restricted cash, as of December 31, 2003. Restricted cash primarily consists of interest bearing cash deposits required by our mortgage loans and cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans. As of June 30, 2004, approximately $4.0 million of tenant improvement and leasing commission reserves remain from the $35.2 million that was reserved upon consummation of our IPO.

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

Recent Developments

On June 23, 2004, we declared a dividend to common stockholders of record and a distribution to common Unit holders of record, in each case as of June 30, 2004, of $0.40 per common share and common Unit, for the quarter ended June 30, 2004. The dividend and distribution are payable on July 30, 2004.

On June 23, 2004, we declared a dividend to holders of record of our 7.625% Series A Cumulative Redeemable Preferred Stock as of June 30, 2004 of $0.4766 per share of preferred stock. This dividend is payable for the quarter ended July 31, 2004. The dividend is payable on July 30, 2004.

On July 23, 2004, we acquired Park Place II, a 90-acre mixed-use development located in the John Wayne Airport sub-market of Orange County, California, adjacent to the Park Place I office campus, a 15-acre, 1.7 million square foot Class A office park acquired on April 14, 2004. Park Place II was acquired for approximately $215.0 million from Crow Winthrop Development Limited Partnership or certain subsidiaries thereof, and was financed with a $140.0 million bridge loan from Wachovia Bank, National Association. The remainder of the purchase price was funded with a portion of the proceeds of our 7.625% Series A Cumulative Redeemable Preferred Stock offering.

Indebtedness

As of June 30, 2004, we had approximately $1.38 billion of outstanding consolidated debt. This indebtedness was comprised of eight mortgages secured by eight of our properties (the US Bank, Gas

Company, Wells Fargo and KPMG Towers, One California Plaza, Glendale Center, 808 South Olive garage and Park Place I) and four mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Olive garage, Gas Company Tower and Park Place I. The weighted average interest rate on this indebtedness as of June 30, 2004 was 4.15% (based on the 30-day LIBOR rate at June 30, 2004 of 1.37%). No scheduled loan principal payments will be due on this indebtedness until November 9, 2004. As of June 30, 2004, our ratio of debt to total market capitalization was approximately 46.5% of our total market capitalization of $3.0 billion (based on a common stock price of $24.77 per share on the New York Stock Exchange on June 30, 2004). Our ratio of debt and preferred stock to total market capitalization was approximately 55.0% of our total market capitalization of $3.0 billion. As of June 30, 2004, approximately $639.0 million, or 46.5%, of our total consolidated debt was variable rate debt. With respect to the $639.0 million principal amount of the variable rate debt, we have a four-year interest rate swap agreement in the amount of $250.0 million, to effectively fix the index (LIBOR) portion of the interest rate at approximately 2.17%. As a result, as of June 30, 2004, approximately 71.7% of our total indebtedness was subject to fixed interest rates for a minimum of four years. Total market capitalization includes the value of our consolidated debt, 10,000,000 shares of preferred stock, 42,787,125 shares of our common stock and 10,999,398 Units.
The table below summarizes our debt, at June 30, 2004 (in thousands).

Debt Summary:
Fixed rate	$736,250
Variable rate - hedged by interest rate swaps	250,000

Total fixed rate	986,250
Variable rate - unhedged	389,000

Total	$1,375,250

Percent of Total Debt:
Fixed rate	71.7%
Variable rate	28.3%

Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	4.40%
Variable rate - unhedged	3.53%
Effective interest rate	4.15%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at June 30, 2004 had a weighted average term to initial maturity of approximately 4.9 years (approximately 5.0 years assuming exercise of extension options).

On July 28, 2004, we sold the $250.0 million interest rate swap agreement associated with the $250.0 million floating rate Gas Company Tower and 808 South Olive Garage mortgage loan for $9.9 million. In addition, we have obtained commitments to refinance the $195.0 million KPMG Tower mortgage with a fixed rate, 7-year $210.0 million loan bearing interest at 5.14% and to replace the $164.0 million Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%. Both of these loans are expected to close in November 2004. There will be no prepayment penalty associated with KPMG Tower mortgage at the time of refinancing. The proforma fixed rate debt percentage, including the $140.0 million Park Place II floating rate bridge loan that we obtained on July 23, 2004 in conjunction with our purchase of Park Place II, would be 72.7% of the total expected $1.54 billion outstanding consolidated debt.

    The following table sets forth certain information with respect to our indebtedness as of June 30, 2004, but does not give effect to the four-year interest rate swap agreement for approximately $250.0 million that we entered into in connection with our IPO, which was sold on July 28, 2004.

Properties	Interest Rate	Maturity Date		Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)

US Bank Tower Mortgage	4.66%	07/01/13		$260,000,000	$12,317,933	$260,000,000
Gas Company Tower and
808 South Olive Garage:
Mortgage	LIBOR + 0.824%(3)	07/06/07	(4)	230,000,000	5,127,380	230,000,000
Senior Mezzanine	LIBOR + 3.750%(5)	07/07/08	(6)	30,000,000	1,561,219	30,000,000
Junior Mezzanine	LIBOR + 6.625%(3)(7)	07/06/07	(4)	20,000,000	1,817,927	20,000,000
Wells Fargo Tower Mortgage	4.68%(8)	07/01/10		250,000,000	11,895,000	234,332,078	(9)
KPMG Tower Mortgage	LIBOR + 1.875%	08/31/05	(10)	195,000,000	6,430,734	195,000,000
One California Plaza Mortgage	4.73%	12/01/10		146,250,000	7,032,919	137,345,630	(11)
Glendale Center Mortgage	5.727%	11/01/13		80,000,000	4,657,960	80,000,000
Park Place I:
Mortgage	LIBOR + 1.086%	11/09/04	(12)	123,000,000	3,074,667	123,000,000
Senior Mezzanine	LIBOR + 4.15%	11/09/04	(12)	26,500,000	1,486,843	26,500,000
Junior Mezzanine	LIBOR + 6.50%	11/09/04	(12)	14,500,000	1,159,985	14,500,000

Total:				$1,375,250,000	$56,562,567	$1,350,677,708

(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at June 30, 2004, which was 1.37%.
(2)	Assuming no payment has been made on the principal in advance of its due date.
(3)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of this loan, excluding extension periods. Subsequently, however, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(4)	A one-year extension is available.
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
(10)
Two one-year extensions available at our option; however, we have obtained a commitment to refinance the KPMG Tower mortgage with a fixed rate, 7-year $210.0 million loan bearing interest at 5.14%. The loan is expected to close in November 2004.

(11)	This loan requires monthly payments of interest only for four years, and amortizes on a 26-year schedule thereafter.
(12)
Three one-year extension options available at our option; however, we have obtained a commitment to replace the Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%. The loan is expected to close in November 2004.

Contractual Obligations

The following table provides information with respect to our contractual obligations at June 30, 2004, including the maturities and scheduled principal repayments of our company’s secured debt, and provides information about the minimum commitments due in connection with our company’s ground lease obligations. We were not subject to unconditional purchase obligations as of June 30, 2004. The table does not reflect available debt extension options.

Obligation	Through Remainder of 2004		2005		2006	2007		2008		Thereafter	Total

Long term debt	$164,000	(1)	$195,000	(2)	$1,507	$254,054	(3)	$36,792	(4)	$723,897	$1,375,250
Secured line of credit	—		—		—	—		—		—	—
Capital leases payable(5)	830		1,659		1,659	1,576		1,328		188	7,240
Ground leases	958		1,915		1,915	1,915		1,915		140,023	148,641

Total	$165,788		$198,574		$5,081	$257,545		$40,035		$864,108	$1,531,131

(1)
Three one-year extension options available at our option; however, we have obtained a commitment to replace the $164.0 million Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%. The loan is expected to close in November 2004.

(2)
Two one-year extensions available at our option; however, we have obtained a commitment to refinance the $195.0 million KPMG Tower mortgage with a fixed rate, 7-year $210.0 million loan bearing interest at 5.14%. The loan is expected to close in November 2004.

(3)	A one-year extension option is available for $250,000.
(4)	Maturity accelerated to 2007 for $30.0 million if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.
(5)	Includes interest and principal payments.

The credit facility and certain other secured debt agreements contain covenants and restrictions requiring our company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. Our company was in compliance with all its covenants at June 30, 2004.

Off Balance Sheet Items

We had no off balance sheet items as of June 30, 2004. We own 100% of all of our office, hotel and parking garage properties subject only to certain ground and airspace leases.

Comparison of Cash Flows for Six Months Ended June 30, 2004 and Six Months Ended June 2003

The following summary discussion of our cash flows is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Cash and cash equivalents were $158.6 million and $49.3 million as of June 30, 2004 and 2003, respectively.

Net cash provided by operating activities increased $128.7 million. The increase was primarily due to $72.8 million of prepayment penalties, exit fees and defeasance costs paid to extinguish debt during the six months ended June 30, 2003 of which only $51.0 million is included in the net loss for the six months ended June 30, 2003 ($29.1 million of the costs were offset against loan premiums recorded as purchase accounting entries and $7.3 million of unamortized loan costs were expensed as a component of the loss on extinguishment). The increase was also due to the acquisition of the third party interests in various real estate properties on or subsequent to June 27, 2003, including US Bank Tower, Wells Fargo Tower, Cerritos Corporate Center Phases I and II, Glendale Center, One California Plaza, and Park Place I.

Net cash used in investing activities decreased $189.7 million primarily due to a $211.7 million decrease in cash paid to acquire real estate. During the six months ended June 30, 2003, the Predecessor and our company paid a combined $310.9 million to acquire interests in Wells Fargo Tower, US Bank Tower, and Cerritos Corporate Center Phases I and II, as compared to the $109.3 million paid in purchase costs and deposits towards the acquisition of Park Place I (acquired April 2004) and Park Place II (acquired July 2004) during the six months ended June 30, 2004. Such decreases were offset primarily by an increase in cash paid for real estate improvements during the six months ended June 30, 2004.

Net cash provided by financing activities decreased $249.8 million. The decrease was primarily due to a decrease in net equity proceeds of $387.1 million partially offset by an increase of $101.6 million relating to loan repayments made, net of new borrowings during the six months ended June 30, 2003 compared to no borrowings or repayments during the six months ended June 30, 2004. Additionally there were decreased payments of dividends and distributions to shareholders and owners during the six months ended June 30, 2004, as compared to amounts paid during the six months ended June 30, 2003 totaling $27.4 million.

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

As of June 30, 2004, we had outstanding approximately $1,375.3 million of consolidated debt, of which approximately $639.0 million, or 46.5% of our total consolidated debt, was variable rate debt. With respect to the $639.0 million principal amount of the variable rate debt, we have entered into a four-year interest rate swap agreement in the amount of $250.0 million, to effectively fix the index (LIBOR) portion of the interest rates at approximately 2.17%. On July 28, 2004, we sold the $250.0 million interest rate swap agreement associated with the $250.0 million floating rate Gas Company Tower and 808 South Olive Garage mortgage loan for $9.9 million. In addition, we have obtained commitments to refinance the $195.0 million KPMG Tower mortgage for a fixed rate, 7-year $210.0 million loan bearing interest at 5.14% and to replace the $164.0 million Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%. Both of these loans are expected to close in November 2004. The proforma fixed rate debt percentage, including the $140.0 million Park Place II floating rate bridge loan that we obtained on July 23, 2004 in conjunction with our purchase of Park Place II, would be 72.7% of the total expected $1.54 billion outstanding consolidated debt.

To determine the fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At June 30, 2004 the fair value of the fixed rate debt is estimated to be $691.3 million compared to the carrying value of $736.3 million.

If, after consideration of the interest rate swaps described above, interest rates were to increase by 10% of the average federal government treasury securities yield rates for our portfolio or 40 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $1.6 million annually. If interest rates were to increase by 40 basis points, the fair value of our $736.3 million principal amount of outstanding fixed rate debt would decrease by approximately $16.8 million and the fair value of our swap agreements would increase by $2.7 million. If interest rates were to decrease by 40 basis points the decrease in interest expense on the unhedged variable rate debt would be approximately $1.6 million annually and the fair value of our $736.3 million principal amount of outstanding fixed rate debt would increase by approximately $17.3 million and the fair value of our swap agreements would decrease by $2.8 million.

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

    The table below lists our principal derivative instruments, and their fair values as of June 30, 2004 (in thousands):

	Notional Value	Strike Rate	Effective	Expiration	Fair Value

Interest rate swap(1)	$250,000	2.17%	7/15/2003	7/16/2007	$9,726
Interest rate cap	232,000	6.00%	9/13/2002	9/1/2005	5
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	234
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	20
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	(254)
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	(1,092)
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	1,092

Total					$9,731

(1)	Sold on July 28, 2004.

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Tax Litigation Matter

    We are facing a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that one of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS asserts that these costs should be treated as non-depreciable costs associated with the land. If the IRS’s view were to prevail in tax court, we would lose approximately $3.5 million in depreciation deductions in each of the next ten fiscal years. The IRS could also assess interest penalties estimated not to exceed $2.5 million, which we have assumed will be bourne, along with any income taxes relating to disallowed historical deductions, by the former partners who took such deductions. The trial was held on March 17, 2004, and a decision in the matter is expected shortly. Although an outcome cannot be predicted with any certainty, we believe that we will not incur a material loss in connection with this matter.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
      HOLDERS

At our company’s annual meeting of its stockholders on June 3, 2004, stockholders elected Robert F. Maguire (37,684,020 votes for and 1,731,488 votes withheld), Caroline S. McBride (37,870,868 votes for and 1,544,640 votes withheld), Richard I. Gilchrist (37,864,808 votes for and 1,550,700 votes withheld), Andrea L. Van de Kamp (37,818,394 votes for and 1,597,114 votes withheld), Lawrence S. Kaplan (37,862,198 votes for and 1,553,310 votes withheld), and Walter L. Weisman (37,857,685 votes for and 1,557,823 votes withheld) as directors of our company for terms expiring in year 2005. Stockholders also ratified the selection of KPMG LLP as our independent auditors for the year ended December 31, 2004 (39,343,697 votes for, 20,827 against and 51,184 abstained).

ITEM 5.       OTHER INFORMATION

          NONE.

ITEM 6.       EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits

10.1	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert P Goodwin.

10.2	Indemnification Agreement dated as of May 1, 2004 by and between Maguire Properties, Inc. and William H. Flaherty.

10.3	Amended and Restated Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and William H. Flaherty dated May 1, 2004.

10.4
Credit Agreement dated July 22, 2004 by and among Maguire Properties-Park Place Hotel, LLC, Maguire Properties-Park Place Parking, LLC, Maguire Properties-Park Place Shops, LLC, Maguire Properties-Park Place Master Development, LLC, Maguire Properties-Park Place SP Development, LLC, Maguire Properties-3121 Michelson, LLC, Maguire Properties-3161 Michelson, LLC, and each of the financial institutions initially a signatory hereto and their assignees pursuant to Section 12.5., Wachovia Bank, National Association, as Agent, and Wachovia Capital Markets, LLC, as Arranger.

10.5
Park Place Development Agreement dated as of October 14, 2002, by and between the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC, and Park Place Development LLC.

31.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as separate disclosure documents, and are not being incorporated by reference into any Securities Act of 1933 registration statement.

32.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 29, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 2 to report the acquisition of Park Place I by our wholly owned subsidiary.

On May 4, 2004, we furnished to the Securities and Exchange Commission under Item 9 and Item 12 of Form 8-K a copy of our Press Release, dated May 4, 2004, as well as supplemental information, regarding the our results of operations for the first quarter of 2004.

On May 13, 2004, we filed a Form 8-K/A with the Securities and Exchange Commission under Items 2 and Item 7 to report the acquisition of Park Place I by our wholly owned subsidiary.

On August 4, 2004, we furnished to the Securities and Exchange Commission under Item 9 and Item 12 of Form 8-K a copy of our Press Release, dated August 3, 2004, as well as supplemental information, regarding the our results of operations for the second quarter of 2004.

On August 6, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Items 2 and Item 7 to report the acquisition of Park Place II by our wholly owned subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 12, 2004

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III

Robert F. Maguire III
Chairman and Co-Chief Executive Officer

By:	/s/ Richard I. Gilchrist

Richard I. Gilchrist
Co-Chief Executive Officer and President

By:	/s/ Dallas E. Lucas

Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

