Form 10-Q
period 2004-11-12
MAGUIRE PROPERTIES INC
filed 2004-11-12
CIK 1204560

*Printable version (PDF) available here

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Stock, $.01 par value per share	43,102,125

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

		PAGE NO.
PART I. FINANCIAL INFORMATION
ITEM 1.	Consolidated and Combined Financial Statements Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	1
	Consolidated Statements of Operations for the Company for the three months ended September 30, 2004 and September 30, 2003 (both unaudited)	2
	Consolidated and Combined Statements of Operations for the Company for the nine months ended September 30, 2004 and for the period from June 27, 2003 through September 30, 2003 and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 (all unaudited)	3
	Consolidated and Combined Statements of Comprehensive Income (Loss) for the Company for the nine months ended September 30, 2004 and for the Company for the period from June 27, 2003 through September 30, 2003, and for the Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 (all unaudited).	4
	Consolidated and Combined Statements of Cash Flows for the Company for the nine months ended September 30, 2004 and for the Company and the Maguire Properties Predecessor for the nine months ended September 30, 2003 (both unaudited)	5
	Notes to Consolidated and Combined Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	40
ITEM 4.	Controls and Procedures	41
PART II. OTHER INFORMATION		42
ITEM 1.	Legal Proceedings	42
ITEM 2.	Changes in Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	42
ITEM 4.	Submission of Matters to a Vote of Security Holders	43

ITEM 5.	Other Information	43
ITEM 6.	Exhibits and Reports on 8-K	44
Signatures		S-1
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Investments in real estate:
Land	$212,091	$164,524
Acquired ground lease	30,425	30,425
Buildings and improvements	1,571,686	1,346,923
Land held for development and disposition	105,341	5,761
Tenant improvements	157,849	130,629
Furniture, fixtures and equipment	9,695	5,639
	2,087,087	1,683,901
Less: accumulated depreciation and amortization	(177,426)	(130,452)
	1,909,661	1,553,449
Investment in real estate held for sale	78,584	-
	1,988,245	1,553,449

Cash and cash equivalents	103,690	43,735
Restricted cash	41,787	39,164
Rents and other receivables	9,306	7,887
Deferred rents	20,120	14,129
Due from affiliates	3,810	2,607
Deferred leasing costs and value of in-place leases, net	114,138	74,908
Deferred loan costs, net	14,667	23,659
Acquired above market leases	36,259	43,182
Other assets	8,887	3,198
Total assets	$2,340,909	$1,805,918

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$1,284,250	$1,161,250
Other secured loans	231,000	50,000
Accounts payable and other liabilities	81,715	58,216
Dividends and distributions payable	24,692	21,458
Capital leases payable	5,700	6,537
Acquired lease obligations	83,109	76,455
Obligations associated with real estate investment held for sale	946	-
Total liabilities	1,711,412	1,373,916

Minority interests	77,227	88,578
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding
at September 30, 2004	100	-
Common Stock, $0.01 par value, 100,000,000 shares authorized,
43,102,125 and 42,645,711 shares issued and outstanding at
September 30, 2004 and December 31, 2003, respectively	431	426
Additional paid in capital	651,982	406,133
Unearned and accrued stock compensation, net	(5,573)	(3,800)
Accumulated deficit and dividends	(103,356)	(65,884)
Accumulated other comprehensive income, net	8,686	6,549
Total stockholders' equity	552,270	343,424
Total liabilities, minority interests and stockholders' equity	$2,340,909	$1,805,918

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30, 2004	Three months ended September 30, 2003
Revenues:
Rental	$47,725	$32,012
Tenant reimbursements	19,708	14,996
Hotel operations	4,156	4,392
Parking	8,782	6,371
Management, leasing and development
services to affiliates	268	1,313
Interest and other	432	391
Total revenues	81,071	59,475

Expenses:
Rental property operating and maintenance	18,095	11,875
Hotel operating and maintenance	3,319	3,287
Real estate taxes	6,421	4,539
Parking	2,387	1,680
General and administrative and other	4,556	3,182
Depreciation and amortization	22,627	13,148
Interest	16,180	11,650
Loss from early extinguishment of debt	-	2,431
Total expenses	73,585	51,792
Income from continuing operations before
equity in net loss of real estate entities
and minority interests	7,486	7,683

Equity in net loss of real estate entities	-	(31)
Income from continuing operations
before minority interests	7,486	7,652
Minority interests attributable to continuing operations	552	1,586
Income from continuing operations	6,934	6,066

Income from discontinued operations before minority interests	1,916	1,426
Minority interests attributable to discontinued operations	388	296
Income from discontinued operations	1,528	1,130

Net income	8,462	7,196

Preferred stock dividends	4,766	-
Net income available to common shareholders	$3,696	$7,196

Basic income per share from continuing operations
available to common shareholders	$0.05	$0.14
Diluted income per share from continuing operations
available to common shareholders	$0.05	$0.14

Basic income per share available to common shareholders	$0.09	$0.17
Diluted income per share available to common shareholders	$0.09	$0.17

Weighted-average common shares outstanding:
Basic	42,514,303	41,913,231

Diluted	42,688,838	41,974,245

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THE COMPANY	THE COMPANY	THE PREDECESSOR
	Nine months ended September 30, 2004	Period from June 27, 2003 through September 30, 2003	Period from January 1, 2003 through June 26, 2003

Revenues:
Rental	$129,831	$33,318	$28,732
Tenant reimbursements	56,264	15,572	13,367
Hotel operations	14,640	4,567	8,738
Parking	24,750	6,598	5,637
Management, leasing and development
services to affiliates	1,922	1,334	2,349
Interest and other	1,799	2,727	234
Total revenues	229,206	64,116	59,057

Expenses:
Rental property operating and maintenance	49,246	12,449	12,277
Hotel operating and maintenance	10,604	3,430	6,863
Real estate taxes	16,813	4,683	2,962
Parking	6,690	1,768	1,295
General and administrative and other	14,790	21,233	15,275
Depreciation and amortization	59,651	13,552	11,387
Interest	45,602	12,490	24,853
Loss from early extinguishment of debt	-	46,760	6,667
Total expenses	203,396	116,365	81,579
Income (loss) from continuing operations before
equity in net income (loss) of real estate entities
and minority interests	25,810	(52,249)	(22,522)

Equity in net income (loss) of real estate entities	-	(25)	1,648
Income (loss) from continuing operations
before minority interests	25,810	(52,274)	(20,874)
Minority interests attributable to continuing operations	2,594	(12,098)	275
Income (loss) from continuing operations	23,216	(40,176)	(21,149)

Income from discontinued operations before minority interests	4,850	1,426	-
Minority interests attributable to discontinued operations	989	296	-
Income from discontinued operations	3,861	1,130	-

Net income (loss)	27,077	(39,046)	(21,149)

Preferred stock dividends	13,133	-	-
Net income (loss) available to common shareholders	$13,944	$(39,046)	$(21,149)

Basic income (loss) per share from continuing operations
available to common shareholders	$0.24	$(0.96)
Diluted income (loss) per share from continuing operations
available to common shareholders	$0.24	$(0.96)

Basic income (loss) per share available to common shareholders	$0.33	$(0.94)
Diluted income (loss) per share available to common shareholders	$0.33	$(0.94)

Weighted-average common shares outstanding:
Basic	42,393,267	41,702,405

Diluted	42,564,225	41,702,405

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	THE COMPANY	THE COMPANY	THE PREDECESSOR
	Nine months ended September 30, 2004	Period from June 27, 2003 through September 30, 2003	Period from January 1, 2003 through June 26, 2003

Net income (loss)	$27,077	$(39,046)	$(21,149)

Other comprehensive income (loss):
Increase in fair value of
interest rate swap and unrealized
gains on sale of swap agreements	2,602	5,124	-
Minority interests in increase in fair value of interest rate swap agreements	(530)	(1,051)	-

Comprehensive net income (loss)	$29,149	$(34,973)	$(21,149)

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THE	THE COMPANY &
	COMPANY	PREDECESSOR
	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net income (loss)	$27,077	$(60,195)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities (including discontinued operations):
Minority interests	3,583	(11,527)
Equity in net income of real estate entities	-	(1,623)
Distributions received from real estate entities	-	1,602
Depreciation and amortization	60,854	25,487
Write-off of capitalized costs related to terminated lease	-	1,800
Revenue recognized related to acquired lease obligations, net of	(1,816)	(1,378)
acquired above market leases
Compensation expense for restricted stock awards	1,325	7,130
Write-off of unamortized loan costs upon extinguishment of debt	-	7,499
Loss on extinguishment of debt applied to loan premiums	-	(33,648)
Amortization of loan costs	3,059	4,735
Write-off of related party receivables	-	3,108
Accretion of gain from sale of interest rate swap	(920)	-
Changes in assets and liabilities:
Rents and other receivables	(1,726)	(4,128)
Due from affiliates	(1,203)	(179)
Deferred rents	(7,214)	(1,896)
Deferred leasing costs	(17,355)	(1,532)
Other assets	(3,652)	(5,473)
Accounts payable and other liabilities	16,991	(17,085)
Net cash provided by (used in) operating activities	79,003	(87,303)

Cash flows from investing activities:
Expenditures for improvements to real estate	(19,219)	(4,053)
Purchases of real estate and additional interests in real estate entities	(315,169)	(363,665)
Deposit received for sale of land	5,000	-
Purchase of tenant participation right	-	(11,000)
Change in restricted cash	(2,623)	11,394
Net cash used in investing activities	(332,011)	(367,324)

Cash flows from financing activities:
Proceeds from equity offering - common stock	-	797,744
Payment of offering costs - common stock	-	(71,841)
Proceeds from equity offering - preferred stock	250,000	-
Payment of offering costs - preferred stock	(8,762)	-
Payment of shelf offering costs	(199)	-
Payment of loan costs	(673)	(17,755)
Proceeds from mortgage loans	-	760,000
Principal payments on mortgage loans	-	(714,072)
Proceeds from other secured loans	140,000	107,000
Principal payments on other secured loans	-	(291,532)
Payment of refinancing deposits	(2,150)	-
Principal payments of capital leases	(837)	-
Proceeds from sale of interest rate swap	9,970	-
Proceeds from employees for restricted stock	-	7
Contributions from owners of predecessor	-	1,524
Payment of dividends to preferred stockholders	(9,955)	-
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(64,431)	-
Distributions to owners of predecessor	-	(70,339)
Net cash provided by financing activities	312,963	500,736
Net increase in cash and cash equivalents	59,955	46,109
Cash and cash equivalents at beginning of period	43,735	2,976
Cash and cash equivalents at end of period	$103,690	$49,085

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THE	THE COMPANY &
	COMPANY	PREDECESSOR
	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003
Supplemental disclosure of cash flow information:

Cash paid for interest	$39,566	$35,681

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and purchases of furniture,
fixtures, and equipment	$2,103	$12,266
Accrual for offering costs - preferred stock	351	-
Reclassification of previously accrued offering costs to stockholders' equity	157	5,849
Accrual for dividends and distributions declared	24,692	22,402
Assumption of mortgage and other secured loans	164,000	-
Increase in investments in real estate and additional paid in capital for fair value of operating partnership units granted to
minority interest owners of the Predecessor	-	14,700
Increase in investments in real estate and reversal of minority deficit related to acquisition of the minority interests in a combined
real estate entity	-	12,615
Record minority interest for limited partnership units in the operating
partnership by reclassifying from additional paid in capital	-	105,713
Reclassification of owners' deficit to additional paid in capital	-	236,243

Consolidation of the accounts of US Bank Tower, Wells Fargo Tower, and
Glendale Center as the result of purchasing controlling interests:
Losses and distributions in excess of investments in real estate entities	$-	$77,967
Investment in real estate	-	693,675
Restricted cash	-	30,920
Acquired above market leases	-	38,661
Deferred loan costs	-	33,027
Mortgage and other secured loans	-	(499,214)
Acquired lease obligations	-	(63,561)
Other, net	-	(34,004)
Cash paid to acquire the property	$-	$277,471

Record non cash purchase accounting entries for acquisition of other interests in real estate entities:
Investment in real estate	$-	$564
Acquired above market leases	-	4,004
Deferred lease costs	-	4,004
Acquired lease obligations	-	(8,572)
Cash paid to acquire the property	$-	$-

See accompanying notes to the consolidated and combined financial statements.

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Organization and Description of Business

The terms "Maguire Properties," "us," "we" and "our" as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the "Operating Partnership"), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, including Maguire Properties Services, Inc. (the "Services Company") and its subsidiaries (collectively known as the "Services Companies"), we own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California and Orange County, California consisting primarily of office properties, related parking garages and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

We were formed to succeed certain businesses of the Maguire Properties predecessor (the "Predecessor"), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, an owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and the Operating Partnership was formed, in Maryland on June 26, 2002, and the Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the "IPO"), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions. These transactions consolidated the ownership of our portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of the Predecessor, into the Operating Partnership and the Services Companies. From inception through June 27, 2003, neither we, the Operating Partnership nor the Services Companies had any operations.

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

On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option. We used a portion of these proceeds to acquire Park Place I and Park Place II (which is described in Note 9). The remainder is expected to be used for investment and general corporate purposes.

Our operations are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in the Operating Partnership ("Units"). The Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of September 30, 2004, our company held an 80.1% common equity interest in the Operating Partnership.

Through the Operating Partnership, as of September 30, 2004, we own a portfolio of 16 real estate properties consisting of eleven office properties, one of which includes an adjacent undeveloped land parcel, a retail property, a 350-room hotel, three off-site parking structures and land and development agreements that can support up to 2.0 million square feet of mixed-use improvements.

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

    Through one of the Services Companies, we provide property management atnd leasing services for a mixed-use (office, hotel and retail) property located in the Dallas/Ft. Worth, Texas area, for which we earn customary fees and incentive fees. The management agreement between us and the entity that owns this property will terminate if and when Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, no longer owns an interest in that property or is no longer bound by his non-competition agreement with us.

Our portfolio is located in four Southern California markets -- the Los Angeles Central Business District (the "LACBD"), the Tri-Cities area of Pasadena, Glendale and Burbank, the Cerritos sub-market and the John Wayne Airport sub-market of Orange County. Our portfolio includes five office properties in the prime Bunker Hill area of the LACBD -- US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower and One California Plaza -- and three off-site parking garages. In the Tri-Cities area, our portfolio includes an office property and the Westin Pasadena Hotel located at Plaza Las Fuentes in Pasadena, the Glendale Center office property in Glendale and a two-acre land parcel adjacent to the Glendale Center. In the Cerritos sub-market, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the AT&T Wireless Western Regional Headquarters. Our portfolio also includes Park Place I and Park Place II located on 105 acres in the John Wayne Airport sub-market of Orange County. Park Place II is a 90-acre mixed-use development surrounding the 15-acre Park Place I office campus.

Land held for development and disposition includes 2.0 acres of land adjacent to Glendale Center, which we believe can support up to 300,000 net rentable square feet of office development. We are also party to a development agreement with the City of Irvine relating to Park Place II to develop land that we believe can support up to 2.0 million square feet of mixed-use improvements.

In connection with the acquisition of Park Place II, we assumed a sales agreement with a residential developer. Under the agreement, the developer will acquire approximately 2.0 acres of land with an option to purchase an additional 4.4 acres of land for the development of residential units. The purchase price is expected to range from $9.0 million to $41.0 million depending on the number of residential units ultimately approved for development by the City of Irvine and the developer’s decision to exercise its option to purchase additional acreage. The transaction is expected to close on March 14, 2005. As of September 30, 2004, we have received approximately $5.0 million in deposits from the developer in connection with this transaction, which is included in accounts payable and other liabilities.

The Operating Partnership has also entered into option agreements with entities controlled by Mr. Maguire under which we have the right to acquire a completed office property in Santa Monica, California ("1733 Ocean Avenue") for the lower of its fair market value or cost (plus an 8.0% return thereon), a completed office property in the Tri-Cities area ("Western Asset Plaza") for cost (plus an 8.0% return thereon), and a 12.5% interest in an entity that owns two existing office buildings and adjacent developable land, each in West Los Angeles, California, for cost (plus an 8.0% return thereon). Each of these options has remaining terms of approximately four years.

Based on an assessment of both the cost and current market value of 1733 Ocean Avenue, the independent members of our Board of Directors determined that no action at present should be taken with respect to 1733 Ocean Avenue. We will continue to hold the option and periodically evaluate the market and property conditions to determine when and if they warrant more immediate consideration of the acquisition of that property. With respect to Western Asset Plaza, the independent members of our Board of Directors are considering a possible commitment to purchase that property in the third or fourth quarter of 2005 when the return on investment could be expected to meet our investment requirements. In any event, we will continue to hold the option to acquire the property in the future. The management

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

agreements between us and the entities that own the option properties are coterminous with our options to purchase these properties.

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

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired. Included in cash are the remaining proceeds from the offering of our 7.625% Series A Cumulative Redeemable Preferred Stock. Cash and cash equivalents are deposited with financial institutions that we believe are creditworthy.

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

    Cash is invested with quality federally insured institutions that are members of the Federal Deposit Insurance Corporation ("FDIC"). Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC, or any other government agency. We have not realized any losses in such cash investments and we believe that these investments are not exposed to any significant credit risk.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2003. We have been organized and have operated in a manner that has allowed us to qualify for taxation as a REIT under the Code commencing with our taxable year ended December 31, 2003, and we intend to continue to be organized and operate in this manner. As a REIT, we are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders.

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

We have elected to treat the Services Company as a taxable REIT subsidiary (a "TRS"). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for the TRS for the periods presented in the accompanying consolidated and combined statements of operations due to the utilization of net operating loss carryforwards.

Earnings per Share

Earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of 27,666 potentially dilutive outstanding stock options and the effect of 31,807 potentially dilutive unvested shares of restricted stock that have been granted or had been committed to be granted were not dilutive for the period from June 27, 2003 to September 30, 2003.

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

    The following is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2004, the three months ended September 30, 2003 and the period June 27, 2003 through September 30, 2003 (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,	Period from June 27, 2003 to September 30,
	2004	2003	2004	2003

Income (loss) from continuing operations	$6,934	$6,066	$23,216	$(40,176)
Preferred dividends	(4,766)	-	(13,133)	-
Income (loss) from continuing operations available to common shareholders	2,168	6,066	10,083	(40,176)
Income from discontinued operations	1,528	1,130	3,861	1,130
Net income (loss) available to common shareholders	$3,696	$7,196	$13,944	$(39,046)

Weighted average common shares outstanding - basic	42,514,303	41,913,231	42,393,267	41,702,405
Potentially dilutive securities:
Stock options	113,745	28,650	111,660	-
Restricted stock	60,790	32,364	59,298	-
Weighted average common shares outstanding - diluted	42,688,838	41,974,245	42,564,225	41,702,405

Earnings per Share - Basic:
Income (loss) per share from continuing operations available to common shareholders	$0.05	$0.14	$0.24	$(0.96)
Income per share from discontinued operations	0.04	0.03	0.09	0.02
Net income (loss) per share available to common shareholders	$0.09	$0.17	$0.33	$(0.94)

Earnings per Share - Diluted:
Income (loss) per share from continuing operations available to common shareholders	$0.05	$0.14	$0.24	$(0.96)
Income per share from discontinued operations	0.04	0.03	0.09	0.02
Net income (loss) per share available to common shareholders	$0.09	$0.17	$0.33	$(0.94)

Preferred Stock Issuance Costs and Dividends

Underwriting commissions and other preferred stock issuance costs are reflected as a reduction to additional paid-in-capital. Accrued dividends as of September 30, 2004 for our preferred stock are based on an annual rate of 7.625%.

Stock Options

We apply the intrinsic value method in accounting for stock options issued under our Incentive Award Plan (as defined below) on the date of consummation of our IPO and on June 3, 2004, the date of our first Annual Meeting. Accordingly, we did not record any compensation expense relating to such options. The stock-based compensation cost that we would have recorded for the three and nine months

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

ended September 30, 2004, had we used the fair value method, would have been $61,000 and $175,000, respectively.

The following table illustrates the effect on net income (loss) available to common shareholders and earnings per share if we had recorded compensation expense based on the fair value method for all stock options for the three and nine months ended September 30, 2004, the three months ended September 30, 2003 and the period June 27, 2003 through September 30, 2003 (in thousands except per share amounts):

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Period from June 27, 2003 to September 30, 2003

Net income (loss) available to common shareholders	$3,696	$7,196	$13,944	$(39,046)
Less: Total stock-based employee compensation expense determined under the fair value method	(61)	(61)	(175)	(61)
Pro forma net income (loss) available to common shareholders	$3,635	$7,135	$13,769	$(39,107)
Earnings per share available to common shareholders:
Basic and dilutive - as reported	$0.09	$0.17	$0.33	$(0.94)
Basic and dilutive - pro forma	$0.09	$0.17	$0.32	$(0.94)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have not changed the 2003 results of operations or shareholders’ equity.

3.	Minority Interests

Minority interests relate to the interests in the Operating Partnership that are not owned by our company, which, at September 30, 2004, amounted to 19.9%. In conjunction with the formation of our company, certain persons and entities contributing ownership interests in the Predecessor properties to the Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have had the right, since August 27, 2004, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, from August 27, 2004 onwards, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Upon consummation of our IPO, 22.8% of the carrying value of the net assets of the Operating Partnership was allocated to minority interests. Upon exercise of the underwriters’ over-allotment option of 5,476,500 shares on July 8, 2003, the minority interests were reduced to 20.5%. On June 27, 2004, the first anniversary of our IPO, we issued 141,414 shares of restricted stock. In addition, during September 2004, the Operating Partnership redeemed a total of 315,000 Units upon instruction from limited partners for an equivalent number of shares. Neither the company nor the Operating Partnership received any proceeds from the issuance of the common stock to limited partners. As a result, the minority interest is 19.9% as of September 30, 2004.

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4.	Debt

A summary of our outstanding consolidated indebtedness as of September 30, 2004 is as follows:

	Interest Rate	Principal Amount (in thousands)	Maturity Date

US Bank Tower Mortgage	4.66%	$260,000	July 1, 2013
Gas Company Tower and 808 South Olive Garage:
Mortgage	LIBOR + 0.824%(1)	230,000	July 6, 2007(2)
Senior Mezzanine	LIBOR + 3.750%(3)	30,000	July 7, 2008(4)
Junior Mezzanine	LIBOR + 6.625%(5)	20,000	July 6, 2007(2)
Wells Fargo Tower Mortgage	4.68%(6)	250,000	July 1, 2010
KPMG Tower Mortgage	LIBOR +1.875%	195,000	August 31, 2005(7)
One California Plaza Mortgage	4.73%	146,250	December 1, 2010
Glendale Center Mortgage	5.727%	80,000	November 1, 2013
Park Place I:
Senior Mortgage	LIBOR + 1.086%	123,000	November 9, 2004(8)
Senior Mezzanine	LIBOR + 4.15%	26,500	November 9, 2004(8)
Junior Mezzanine	LIBOR + 6.50%	14,500	November 9, 2004(8)
Park Place II Bridge	LIBOR + 1.75%	140,000	July 22, 2005 (9)
		$1,515,250
__________
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
(5)
This loan is subject to a LIBOR floor of 2%. This loan also requires a monthly "interest floor differential" payment during any month in which LIBOR is less than 2% per annum; such payment must be made until the principal balance of the Gas Company Tower and 808 South Olive Garage senior mezzanine loan no longer exceeds $20.0 million, and is equal to the positive difference between 2% and LIBOR, times a notional amount that is initially $10.0 million, but which decreases dollar for dollar as the first $10.0 million of senior mezzanine loan principal is repaid.

(6)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.
(7)	On November 1, 2004 we refinanced the KPMG Tower mortgage with a fixed rate, 7-year $210.0 million loan bearing interest at 5.14%.
(8)	On November 9, 2004, we refinanced the Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%.
(9)	If we do not reduce the outstanding principal to $80.0 million by January 24, 2005, the loan will be secured by the Park Place II property.

The terms of our mortgage and mezzanine loans do not permit us to prepay the loans during specified lockout periods. We are permitted to defease the US Bank Tower and Wells Fargo Tower mortgage loans. The Gas Company Tower and 808 South Olive Garage mortgage and mezzanine loans can be repaid during the lockout period if the lender consents, subject to a prepayment penalty of 5% of the outstanding principal amount of the loan. The Glendale Center mortgage loan may be prepaid in whole but not in part

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

between the end of the lockout period and a "permitted prepayment date" subject to a prepayment penalty based on a formula described in the loan agreement. No prepayment penalty applies to the KPMG Tower mortgage loan and no prepayment penalty applies to the Glendale Center mortgage loan after the permitted prepayment date. The One California Plaza mortgage loan may be prepaid in whole, but not in part, after November 1, 2006, subject to a prepayment penalty based on a formula described in the loan agreement. No prepayment penalty applies to the One California Plaza mortgage and the Park Place I mortgage after October 1, 2010 and October 10, 2004, respectively.

The Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The credit facility provides for borrowings up to $100 million ($85.6 million is available to us as of September 30, 2004) and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on our overall leverage. No amounts are outstanding under this facility as of September 30, 2004. This credit facility expires in June 2006 with an option to extend the term for one year at our option. The credit facility is secured by our ownership interests in Plaza Las Fuentes and Cerritos Corporate Center Phases I and II.

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

We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned and controlled by Mr. Maguire and entities controlled by certain former senior executives of the Predecessor. As of September 30, 2004, $591.8 million of our debt is subject to such guarantees.

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5.	Discontinued Operations

In July, we classified Cerritos Corporate Center Phases I and II ("Cerritos") as held for sale, upon our decision to market Cerritos for sale. In accordance with Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for Impairment or Disposal of Long-Lived Assets," the results of operations for Cerritos are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The major classes of assets and liabilities of real estate investments held for sale as of September 30, 2004 are as follows (in thousands):

September 30, 2004
ASSETS
Land, buildings and improvements	$70,067
Accounts receivable	283
Deferred rents	1,223
Deferred leasing costs and value of in-place leases, net	3,499
Acquired above market leases, net	3,512

Real estate investment held for sale, net	$78,584

LIABILITIES
Accounts payable and other liabilities	$(946)

Obligations associated with real estate investment held for sale	$(946)

The following table summarizes the income and expense components that comprise income from discontinued operations before minority interests for the three and nine months ended September 30 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Rental	$2,009	$1,974	$6,028	$1,974
Tenant reimbursements	1,050	1,074	3,146	1,074
Total revenues	3,059	3,048	9,174	3,048

Expenses:
Rental property operating and maintenance	670	724	2,027	724
Real estate taxes	240	218	700	218
Depreciation and amortization	101	548	1,201	548
Other	132	132	396	132
Total expenses	1,143	1,622	4,324	1,622

Income from discontinued operations before minority interests	$1,916	$1,426	$4,850	$1,426

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6.	Incentive Award Plan

We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P., (the "Incentive Award Plan"). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, the Operating Partnership and the Services Companies (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock with an aggregate value of $12.5 million were issued upon consummation of the IPO. The holders of these shares have full voting rights and will receive any dividends paid. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of the IPO, 263,158 shares vest equally over 5 years and 52,632 vest equally over 3 years, on the anniversary date of the IPO. On June 27, 2004, the first anniversary of the IPO, we issued 141,414 shares of restricted stock with an aggregate value of $3.5 million (based on a closing common stock price of $24.75 per share on the New York Stock Exchange as of June 25, 2004). Of these 141,414 shares of restricted stock, 28,283 were fully vested upon issuance and the remainder will vest equally over the next four years on the anniversary date of the IPO. The holders of these shares have full voting rights and will receive any dividends paid. Upon consummation of the IPO, we granted options to certain officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share. On June 3, 2004, we granted our independent directors options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $24.38 in connection with their re-election to the board.

7.	Derivative Instruments

In anticipation of entering into fixed rate debt agreements on November 1, 2004 for $210.0 million for KPMG Tower and November 9, 2004 for $170.0 million for Park Place I, on July 28, 2004, we sold the $250.0 million interest rate swap agreement associated with the $250.0 million floating rate Gas Company Tower and 808 South Olive Garage mortgage loan for approximately $10.0 million.

As of September 30, 2004, we have no interest rate swap agreements to fix the floating interest rate associated with our debt. The net amounts received or paid under our swaps were recognized as an adjustment to interest expense when such amounts were incurred or earned. Our objective in using interest rate swap agreements was to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted by SFAS 138 and SFAS 149, establishes accounting and reporting standards for derivative instruments and for hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

comprehensive income, outside of earnings and subsequently recognized as earnings when the hedged transaction affects earnings.

Included in accumulated other comprehensive income as of September 30, 2004 is $9.5 million of deferred gain on the swap that we sold on July 28, 2004 (associated with $250.0 million of the Gas Company Tower and 808 South Olive Garage loans) net of minority interest of $1.9 million. Also included in accumulated other comprehensive income as of September 30, 2004 is $1.4 million of deferred gain on the swap that we sold in October 2003 (associated with $72.0 million of the KPMG Tower mortgage), net of minority interest of $0.3 million. These gains will be recognized as a reduction of interest expense over the life of the swaps as required by SFAS 133.

8.	Unconsolidated and Uncombined Real Estate Entities

For the three and nine months ended September 30, 2004 and as of September 30, 2003, we had no real estate entities that were accounted for as unconsolidated investments using the equity method of accounting. From June 27, 2003 through August 29, 2003, we had an investment in Glendale Center, which we accounted for using the equity method. For the nine months ended September 30, 2003, the Predecessor and we had indirect investments in the following properties, which were accounted for as uncombined investments using the equity method of accounting:

US Bank Tower (through June 26, 2003, when the third party interests were purchased);

Wells Fargo Tower (through June 26, 2003, when the third party interests were purchased); and

Glendale Center (through August 29. 2003, when the third party interests were purchased).

The following is condensed, combined statement of operations information related to these properties (in thousands):

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003

Revenue	$2,274	$59,851

Expenses:
Operating and other expenses	700	25,029
Interest expense	602	20,850
Depreciation and amortization	643	13,116
Net income	$329	$856

Predecessor’s share of net income (loss)	$(39)	$1,214
Elimination and other entries	8	409
Equity in net income (loss) of real estate entities	$(31)	$1,623

  Significant accounting policies used by the uncombined real estate entities that owned these properties are similar to those used by us and the Predecessor.

Table of Contents MAGUIRE PROPERTIES, INC. AND MAGUIRE PROPERTIES PREDECESSOR NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

On July 23, 2004, we acquired Park Place II, a 90-acre mixed-use development located in the John Wayne Airport sub-market of Orange County, California surrounding the Park Place I office campus discussed above. Park Place II was acquired for approximately $215.0 million from Crow Winthrop Development Limited Partnership or certain subsidiaries thereof and was financed with a $140.0 million bridge loan from Wachovia Bank, National Association. The remainder of the purchase price was funded with a portion of the proceeds of our 7.625% Series A Cumulative Redeemable Preferred Stock offering.

We expect to finalize our purchase price allocations to the relevant assets acquired and liabilities assumed no later than one year from the date of purchase.

10.	Subsequent Events

On October 8, 2004, we entered into an agreement with WMICC Delaware Holdings LLC, an affiliated entity of Washington Mutual Bank, F.A. ("Washington Mutual"), to acquire Washington Mutual Irvine Campus, a 16-acre campus located in the John Wayne Airport submarket of Orange County, California, for approximately $151.2 million. The acquisition is expected to be funded with $51.2 million of cash on hand and approximately $100.0 million of mortgage financing. As part of the agreement, Washington Mutual will lease back and remain in possession of the building as a tenant.

On November 1, 2004, we refinanced the $195.0 million KPMG Tower mortgage loan with a fixed rate, 7-year $210.0 million mortgage loan bearing interest at 5.14%. This loan matures in November 2011.

On November 2, 2004, we entered into an agreement to acquire Lantana Media Campus, a 12-acre campus located in Santa Monica, California for approximately $136.8 million from entities controlled by Lantana Hines Development LLC. The acquisition is expected to be funded with $30.0 million of cash on hand and approximately $106.8 million of financing.

On November 9, 2004, we refinanced the $164.0 million Park Place I mortgage loans with a fixed rate, 10-year $170.0 million mortgage loan bearing interest at 5.64%. This loan matures in November 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our company’s potential failure to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

Overview

    We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District ("LACBD"), and are primarily focused on owning and operating high quality office properties in the high-barrier-to-entry Southern California market. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of September 30, 2004, investment grade rated tenants generated 48.2% of the annualized rent of our office portfolio, and nationally recognized professional service firms generated an additional 34.7% of the annualized rent of our office portfolio. The weighted-average remaining lease term of our office portfolio tenants was approximately seven years as of September 30, 2004.

As of September 30, 2004, we own:

•	Eleven office properties with approximately 9.1 million net rentable square feet;
•	A 350-room hotel with 266,000 square feet;
•	Total on and off-site structured parking of approximately 3.7 million square feet, plus surface parking, which in total accommodates a capacity of over 19,000 vehicles;
•	An undeveloped two-acre land parcel adjacent to an existing office property that we expect can support up to 300,000 net rentable square feet of office development; and
•	Land, a portion of which is undeveloped, as well as a development agreement relating to Park Place II that we believe can support up to 2.0 million square feet of mixed-use improvements.

Through our services companies, we also earn customary fees for the management and leasing of:

•	A 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth, Texas area;
•	A 91,398 square foot office building in Santa Monica, California; and
•	A 256,987 square foot office building in Pasadena, California.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on and off-site parking garages. We also receive income from providing management, leasing and real estate development services to our option and certain other properties. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rates to be paid, costs of tenant concessions, operating costs and real estate taxes, vacancy and general economic factors.

Our company was formed on June 26, 2002. During the period from our formation until we commenced operations upon consummation of our initial public offering, or IPO, on June 27, 2003, we did not have any material corporate activity other than the issuance of 100 shares of our common stock to Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in connection with the initial capitalization of our company. Because we believe that a discussion of our results prior to the consummation of our IPO would not be meaningful, we have set forth below a discussion of our results of operations for the three months and nine months ended September 30, 2004, and ours and the Predecessor’s historical results of operations for the three months and nine months ended September 30, 2003.

The Predecessor’s 2003 combined historical financial information includes the following entities, which are a subset of the entities referred to collectively as the "Maguire Organization" for the period prior to June 27, 2003:

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

Factors Which May Influence Future Results of Operations

As of September 30, 2004, our office portfolio was 91.9% leased to 268 tenants. Approximately 1.9%, including all tenants leasing on a month-to-month basis, of our leased square footage expires during the remainder of 2004, approximately 7.1% of our leased square footage expires during 2005, and approximately 9.9% of our leased square footage expires during 2006. Our leasing strategy for 2004 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our buildings with lower occupancy rates, including Park Place II (62.9% leased at September 30, 2004), Wells Fargo Tower (83.5% leased at September 30, 2004), US Bank Tower (89.2% leased at September 30, 2004), One California Plaza (91.9% leased at September 30, 2004), and KPMG Tower (92.5% leased at September 30, 2004).

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

We are currently underway with a $10.5 million renovation of rooms and public space at the Westin Pasadena Hotel. The renovation of the rooms was completed on October 4, 2004. The operating performance of the hotel was negatively impacted during the third quarter due to out of service rooms and reduced demand caused by the renovation. The renovation of the public space is expected to be completed by second quarter 2005.

We believe that new real estate investments will have a significant impact on our future results of operations, including the recent acquisitions of Park Place I and Park Place II, on April 14, 2004 and July 23, 2004, respectively, which together form a 105-acre mixed-use project development including over 2.0 million square feet of net rentable office and retail space and land with a development agreement that we believe can support up to 2.0 million square feet of mixed-use improvements, located in the John Wayne Airport sub-market in Orange County, California. Since our IPO, we have completed the acquisition of more than $800.0 million of office, retail and development properties, and we have entered into agreements to purchase Washington Mutual Irvine Campus on October 8, 2004 for $151.2 million and Lantana Media Campus on November 2, 2004 for $136.8 million. On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock for total gross proceeds of $250.0 million. We intend to use the remaining net proceeds from such preferred stock offering principally to fund the future acquisitions expected to close in the fourth quarter. If we are not successful in completing the two pending acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested proceeds of our preferred stock offering.

Results of Operations

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

Our results of operations for the three months ended September 30, 2004 compared to the same period in 2003 were primarily affected by our acquisitions since the IPO. As a result, we do not believe our results are comparable from period to period. Therefore, in the table below, we have also presented the results of our Same Properties Portfolio.

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin Pasadena Hotel, 808 South Olive Garage, KPMG Tower, US Bank Tower and Wells Fargo Tower and our property management, leasing and development operations. Each of these properties was consolidated for both periods.

Our Same Properties Portfolio also includes Cerritos Corporate Center I and II ("Cerritos"), the results of which are included in income from discontinued operations as the properties are held for sale.

Our Total Portfolio amounts include the consolidated results of Glendale Center from August 29, 2003, One California Plaza from November 6, 2003, Park Place I from April 15, 2004 and Park Place II from July 26, 2004, the dates we acquired control of such properties. For the period from July 1, 2003 to August 28, 2003, we accounted for our 30% interest in Glendale Center using the equity method of accounting. These four properties are referred to as the Acquisition Properties.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended		Increase/	%
	9/30/04	9/30/03	Decrease	Change	9/30/04	9/30/03	Decrease	Change

Revenues:
Rental	$30,354	$31,198	$(844)	-2.7%	$47,725	$32,012	$15,713	49.1%
Tenant reimbursements	14,050	14,736	(686)	-4.7%	19,708	14,996	4,712	31.4%
Hotel operations	4,156	4,392	(236)	-5.4%	4,156	4,392	(236)	-5.4%
Parking	6,444	6,187	257	4.2%	8,782	6,371	2,411	37.8%
Management, leasing
and development services
to affiliates	268	1,313	(1,045)	-79.6%	268	1,313	(1,045)	-79.6%
Interest and other	396	391	5	1.3%	432	391	41	10.5%
Total revenues	55,668	58,217	(2,549)	-4.4%	81,071	59,475	21,596	36.3%

Expenses:
Rental property operating
and maintenance	11,118	11,545	(427)	-3.7%	18,095	11,875	6,220	52.4%
Hotel operating and maintenance	3,319	3,287	32	1.0%	3,319	3,287	32	1.0%
Real estate taxes	4,127	4,395	(268)	-6.1%	6,421	4,539	1,882	41.5%
Parking	1,745	1,671	74	4.4%	2,387	1,680	707	42.1%
General and administrative and other	4,158	3,182	976	30.7%	4,556	3,182	1,374	43.2%
Depreciation and amortization	14,365	12,843	1,522	11.9%	22,627	13,148	9,479	72.1%
Interest	10,511	11,650	(1,139)	-9.8%	16,180	11,650	4,530	38.9%
Loss from early extinguishment of debt	-	-	-	0.0%	-	2,431	(2,431)	-100.0%
Total expenses	49,343	48,573	770	1.6%	73,585	51,792	21,793	42.1%
Income from continuing
operations before equity
in net loss of
real estate entities
and minority interests	6,325	9,644	(3,319)	-34.4%	7,486	7,683	(197)	-2.6%
Equity in net loss of real
estate entities	-	(31)	31	-100.0%	-	(31)	31	-100.0%
Minority interests attributable to
continuing operations	-	-	-	0.0%	552	1,586	(1,034)	-65.2%
Income from discontinued operations, net	1,528	1,130	398	35.2%	1,528	1,130	398	35.2%
Net Income	$7,853	$10,743	$(2,890)	-26.9%	$8,462	$7,196	$1,266	17.6%

Rental Revenue

Total portfolio rental revenue increased by $15.7 million, or 49.1%, primarily due to the Acquisition Properties, partially offset by a $0.8 million reduction in our Same Properties Portfolio.

Rental revenue for our Same Properties decreased by $0.8 million primarily due to the effects of our blend and extend program. The blend and extend program resulted in the restructuring and extension of three significant tenants’ leases that were originally scheduled to expire in 2005 and 2006 at rental rates above current market levels to expirations ranging from 2013 through 2022 at reduced rental rates.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $4.7 million, or 31.4%, primarily due to the Acquisition Properties, partially offset by a $0.7 million decrease in our Same Properties Portfolio.

Tenant reimbursement revenue for our Same Properties decreased $0.7 million, or 4.7%, primarily due to lower property operating and maintenance expense, a reduction to the estimated impact of anticipated property tax reassessments, combined with lower occupancy at Wells Fargo Tower.

Hotel Operations

Hotel operations revenue decreased $0.2 million, or 5.4%, primarily due to lower occupancy as a result of our guest room renovation activities at the Westin Pasadena, partially offset by increased room rates. The room renovations commenced on June 23, 2004 and were completed on October 4, 2004 and have negatively impacted hotel operation revenues. However, the newly completed renovations appear to have had a positive impact on our room rates and occupancy levels in October 2004.

Parking Revenue

Total portfolio parking revenue increased $2.4 million, or 37.8%, primarily due to the Acquisition Properties, and to a lesser extent, an increase in contractual parking rates across our portfolio in July 2004.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates decreased $1.0 million, or 79.6%, primarily due to $1.0 million in development fees and leasing commissions earned from Western Asset Plaza during the three months ended September 30, 2003 with no comparable amounts earned in the current period.

Interest and Other Revenue

Total portfolio interest and other revenue were consistent between periods due to comparable amounts of average interest bearing cash balances from uninvested proceeds from our preferred equity offering in 2004 and from the exercise of the underwriters’ over-allotment option from our IPO in 2003.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $6.2 million, or 52.4%, primarily due to the Acquisition Properties, partially offset by a $0.4 million decrease in our Same Properties Portfolio.

Rental property operating and maintenance expense for our Same Properties decreased $0.4 million, or 3.7%, primarily due to a reduction in insurance premiums. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio wide in August 2004, which will continue to generate additional savings.

Real Estate Taxes

Total portfolio real estate taxes increased $1.9 million, or 41.5%, primarily due to the Acquisition Properties, offset by a $0.3 million decrease in our Same Properties Portfolio.

Real estate taxes for our Same Properties decreased by $0.3 million due to a change in estimate for accrued real estate taxes.

Parking Expense

Total portfolio parking expenses increased $0.7 million, or 42.1%, primarily due to the Acquisition Properties.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $1.4 million, or 43.2%, due to a $1.0 million increase in our Same Properties Portfolio and a $0.4 million increase due to the Acquisition Properties.

General and administrative and other expenses for our Same Properties increased by $1.0 million as a result of the growth in our business since the IPO. We incurred higher personnel costs associated with increased head count as well as corporate level severance. We also incurred higher consulting and professional fees associated with corporate governance (mainly Sarbanes-Oxley Section 404 compliance), with no comparable activities in the prior period. These were partially offset by a reduction due to the reversal of an estimated transfer tax accrual that was expensed in 2003 upon the consummation of our IPO.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $9.5 million, or 72.1%, primarily due to the Acquisition Properties and as a result of increased tenant improvements, lease concessions and other deferred lease costs incurred in our Same Properties Portfolio.

Interest Expense

Total portfolio interest expense increased $4.5 million, or 38.9%, primarily due to the Acquisition Properties, offset by a $1.1 million decrease in our Same Properties Portfolio.

Interest expense for the Same Properties decreased $1.1 million primarily due to the sale of two separate interest rate swap agreements under which we were the fixed interest rate payor at rates currently above the underlying hedged variable rate debt. On October 10, 2003, we sold the $72.0 million interest rate swap agreement associated with the $72.0 million floating rate KPMG Tower mortgage for $1.6 million. On July 28, 2004, we sold the $250.0 million interest rate swap agreement associated with the $250.0 million of floating rate Gas Company Tower and 808 South Olive Garage debt for $10.0 million. The gain on the sale from these swaps has been deferred in accumulated other comprehensive income and will be amortized as a reduction to interest expense over the remaining terms of the swaps. Interest expense was reduced by $0.7 million during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 as a result of such amortization.

Loss from Early Extinguishment of Debt

Total portfolio loss on extinguishment of debt incurred during the three months ended September 30, 2003 related to the defeasance of $37.0 million of Glendale Center debt on August 29, 2003.

Equity in Net Income of Real Estate Entities

Total portfolio equity in net loss of uncombined real estate entities was related to the period from July 1, 2003 to August 28, 2003 for Glendale Center, which was accounted for using the equity method. On August 29, 2003, we gained control of Glendale Center through the acquisition of remaining third party interests.

Minority Interests

Minority interests decreased primarily as a result of dividends paid on our preferred stock, which was issued in January 2004.

Discontinued Operations

The increase in income from discontinued operations was due to the cessation of depreciation expense of Cerritos in July 2004, upon classification of Cerritos as held for sale.

Results of Operations

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

The results of operations for the nine months ended September 30, 2003 have been derived by combining our results of operations and cash flows for the period from June 27, 2003 (consummation of our IPO) to September 30, 2003 with the results of operations and cash flows of our Predecessor for the period from January 1, 2003 to June 26, 2003. Our results of operations for the nine months ended September 30, 2004 compared to our and the Predecessor’s combined results of operations for the nine months ended September 30, 2003 are not comparable due to the affects of our IPO and related formation transactions in 2003, including acquiring the remaining third party interests in the Additional Interest Properties and the repayment of a substantial portion of the debt we assumed, the impact of our preferred equity offering in January 2004 and property acquisitions since our IPO. Therefore, in the table below, we have also presented the results of the Same Properties Portfolio, the Additional Interest Properties and the Acquisition Properties.

The Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin Pasadena Hotel, 808 South Olive Garage, KPMG Tower and our property management, leasing and development operations. Each of these properties was consolidated for both periods.

The Additional Interest Properties include the results of operations of US Bank Tower, Wells Fargo Tower and Glendale Center. We consolidated US Bank Tower and Wells Fargo Tower on June 27, 2003 and Glendale Center on August 28, 2003, when we acquired control of these properties upon the buy-out of all remaining third party interests. Prior to those dates, these properties were accounted for under the equity method.

The Acquisition Properties include the results of One California Plaza from November 6, 2003, Park Place I from April 15, 2004 and Park Place II from July 26, 2004, the dates we acquired such properties.

  The Acquisition Properties also include Cerritos, the results of which are included in income from discontinued operations as these properties are held for sale.

Consolidated and Combined Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Additional Interests Properties		Acquisition Properties		Total Portfolio
	Nine Months ended		Increase/	%	Nine Months ended		Nine Months ended		Nine Months ended		Increase/	%
	9/30/04	9/30/03	Decrease	Change	9/30/04	9/30/03	9/30/04	9/30/03	9/30/04	9/30/03	Decrease	Change

Revenues:
Rental	$44,685	$44,476	$209	0.5%	$54,057	$17,574	$31,089	$-	$129,831	$62,050	$67,781	109.2%
Tenant reimbursements	22,288	21,436	852	4.0%	23,405	7,503	10,571	-	56,264	28,939	27,325	94.4%
Hotel operations	14,640	13,305	1,335	10.0%	-	-	-	-	14,640	13,305	1,335	10.0%
Parking	9,507	8,928	579	6.5%	11,131	3,307	4,112	-	24,750	12,235	12,515	102.3%
Management, leasing
and development services
to affiliates	1,922	3,683	(1,761)	-47.8%	-	-	-	-	1,922	3,683	(1,761)	-47.8%
Interest and other	1,540	2,800	(1,260)	-45.0%	184	161	75	-	1,799	2,961	(1,162)	-39.2%
Total revenues	94,582	94,628	(46)	-0.0%	88,777	28,545	45,847	-	229,206	123,173	106,033	86.1%

Expenses:
Rental property operating
and maintenance	16,154	17,759	(1,605)	-9.0%	19,570	6,967	13,522	-	49,246	24,726	24,520	99.2%
Hotel operating and maintenance	10,604	10,293	311	3.0%	-	-	-	-	10,604	10,293	311	3.0%
Real estate taxes	6,173	5,290	883	16.7%	6,937	2,355	3,703	-	16,813	7,645	9,168	119.9%
Parking	2,084	2,018	66	3.3%	3,318	1,045	1,288	-	6,690	3,063	3,627	118.4%
General and administrative and other	13,602	36,508	(22,906)	-62.7%	-	-	1,188	-	14,790	36,508	(21,718)	-59.5%
Depreciation and amortization	21,686	18,046	3,640	20.2%	21,872	6,893	16,093	-	59,651	24,939	34,712	139.2%
Interest	13,630	24,497	(10,867)	-44.4%	22,759	12,846	9,213	-	45,602	37,343	8,259	22.1%
Loss from early extinguishment of debt	-	18,402	(18,402)	-100.0%	-	35,025	-	-	-	53,427	(53,427)	-100.0%
Total expenses	83,933	132,813	(48,880)	-36.8%	74,456	65,131	45,007	-	203,396	197,944	5,452	2.8%
Income (loss) before
equity in net income
of real estate entities
and minority interests	10,649	(38,185)	48,834	127.9%	14,321	(36,586)	840	-	25,810	(74,771)	100,581	134.5%
Equity in net income of real				-
estate entities	-	1,623	(1,623)	100.0%	-	-	-	-	-	1,623	(1,623)	100.0%
Minority interests attributable to
continuing operations									2,594	(11,823)	14,417	121.9%
Income from discontinued operations, net	-	-	-	0.0%	-	-	3,861	1,130	3,861	1,130	2,731	241.6%
Net income	$10,649	$(36,562)	$47,211	129.1%	$14,321	$(36,586)	$4,701	$1,130	$27,077	$(60,195)	$87,272	145.0%

Presented below are combined statements of operations information for the Additional Interests Properties for the nine months ended September 30, 2004 and 2003. The amounts for the nine months ended September 30, 2003 include the results of operations of US Bank Tower, Wells Fargo Tower and Glendale Center as if they had been consolidated as of January 1, 2003. This combined information is presented to allow a more meaningful year-to-year comparison of the operating results of these properties. This is the information with respect to the Additional Interests Properties that is discussed in our comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003 that follows.

Combined Statements of Operations Information
Additional Interests Properties
(Dollar amounts in thousands)

	Nine Months ended		Increase/	%
	9/30/04	9/30/03	Decrease	Change

Revenues:
Rental	$54,057	$47,869	$6,188	12.9%
Tenant reimbursements	23,405	21,549	1,856	8.6%
Parking	11,131	9,694	1,437	14.8%
Interest and other	184	6,462	(6,278)	-97.2%
Total revenues	88,777	85,574	3,203	3.7%

Expenses:
Rental property operating and maintenance	19,570	21,810	(2,240)	-10.3%
Real estate taxes	6,937	6,091	846	13.9%
Parking	3,318	3,300	18	0.5%
General and administrative and other	-	2,659	(2,659)	-100.0%
Depreciation and amortization	21,872	19,381	2,491	12.9%
Interest	22,759	32,659	(9,900)	-30.3%
Loss from early extinguishment of debt	-	35,024	(35,024)	-100.0%
Total expenses	74,456	120,924	(46,468)	-38.4%

Income before minority interests	$14,321	$(35,350)	$49,671	140.5%

Rental Revenue

Total portfolio rental revenue increased by approximately $67.8 million, or 109.2%, due to the consolidation of the Additional Interest Properties and the addition of the Acquisition Properties since the IPO.

Rental revenue for the Same Properties was comparable between periods. Increases in occupancy and higher average rental rates on new leases compared to expiring leases were offset by the effects of the blend and extend program. The blend and extend program resulted in the restructuring and extension of two significant tenants’ leases at Gas Company Tower and KPMG Tower that were originally scheduled to expire in 2006 at rental rates above current market levels to expirations in 2013 at lower rental rates.

Rental revenue for the Additional Interest Properties increased $6.2 million, or 12.9%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the recalculation of straight-line rents from the dates we acquired control of US Bank Tower, Wells Fargo Tower and Glendale Center as a result of purchase accounting. This was partially offset by the effects of the blend and extend program for one significant tenant lease at US Bank Tower, whose lease now expires in 2015 at a reduced rental rate.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $27.3 million, or 94.4%, primarily due to the consolidation of the Additional Interest Properties, the addition of the Acquisition Properties and a $0.9 million increase in our Same Properties Portfolio.

Tenant reimbursement revenue for the Same Properties increased $0.9 million, partially due to a reserve for potential operating expense audits performed by tenants recorded as a reduction in revenue in 2003. No similar provision was made in 2004. Tenant reimbursement revenue also increased due to higher occupancy at Gas Company Tower and KPMG Tower, increases in reimbursable property tax expense, and to a lesser extent, certain new leases allowing for higher reimbursements than leases that expired.

Tenant reimbursement revenue for the Additional Interests Properties increased $1.9 million, or 8.6%, for the nine months ended September 30, 2004 compared the nine months ended September 30, 2003 primarily due to increased occupancy at US Bank Tower and, to a lesser extent, higher property tax and other reimbursable expenses.

Hotel Operations

Hotel operations revenue for the Westin Pasadena Hotel increased due to an increase in our average daily rate and increases in our occupancy for the first two quarters of 2004, offset by a decrease in revenue during the third quarter of 2004 due to decreased occupancy resulting from our renovation activities. Our revenue for 2003 suffered from our conversion of the hotel from a Doubletree to a Westin and lower occupancy and room rates as a result of reduced travel in general that was caused by the expectation of and eventual war with Iraq. Contributing to the increase in our room rates in 2004 was a change in contractual terms with a major airline whereby the airline decreased the number of rooms they reserved on a nightly basis at a reduced rate. The rooms were made available for other groups and transient patrons and were rented at the market rate. Our room renovations, commenced on June 23, 2004 and completed on October 4, 2004, negatively impacted 2004 revenues. However, the newly completed renovations appear to have had a positive impact on our room rates and occupancy levels in October 2004.

The slight increase in hotel operating and maintenance expenses was in part due to increased occupancy. The increase was mitigated by more efficient operations of the hotel during 2004 compared 2003, which suffered from the ongoing transition to a Westin.

Parking Revenue

Total portfolio parking revenue increased $12.5 million, or 102.3%, primarily due to the consolidation of the Additional Interest Properties, the addition of the Acquisition Properties and a $0.6 million increase in our Same Properties Portfolio.

Parking revenue for the Same Properties and Additional Interest Properties increased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to an increase in contractual parking rates across our portfolio in July 2004. Additionally, Wells Fargo Tower (an Additional Interest Property) experienced an increase in parking demand for one of its tenants in 2004.

Management, Leasing and Development Services to Affiliates Revenue

Total portfolio management, leasing and development services revenue to affiliates decreased $1.8 million, or 47.8%, primarily due to our acquisition of the remaining third party interests in the Additional Interest Properties in 2003, resulting in the elimination of such fees associated with those third party interests in prior years.

Interest and Other Revenue

Total portfolio interest and other revenue decreased $1.2 million, or 39.2%, primarily due to $2.6 million in non-recurring lease termination fees earned in 2003 in our Same Properties Portfolio, partially offset by interest earned on uninvested proceeds from our $250.0 million preferred stock offering in January 2004.

Interest and other revenue for the Additional Interests Properties decreased $6.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to a $5.0 million lease termination fee earned in 2003 at US Bank Tower, lower interest income from the May 2003 repayment of a note receivable from a US Bank Tower tenant and the August 2003 repayment of a note receivable held by Glendale Center.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $24.5 million, or 99.2%, due to the consolidation of the Additional Interest Properties and the Acquisition Properties, partially offset by a $1.6 million decrease in our Same Properties Portfolio.

Rental property operating and maintenance expense for the Same Properties decreased $1.6 million primarily due to a reduction in insurance premiums and to a lesser extent a decrease in the allocation of certain professional services and leasing costs to the properties, which are now included in general and administrative expense. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio wide in August 2004, which will continue to generate additional savings.

Rental property operating and maintenance expense for the Additional Interests Properties decreased $2.2 million, or 10.3%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The 2004 total does not include any property management fees as such fees are eliminated in consolidation, while the 2003 total includes $1.4 million of management fees paid to the Predecessor, which were associated with the third party interest we acquired in 2003. The remaining $0.8 million decrease primarily relates to the reduction in insurance premiums and the decrease in the allocation of certain professional services and leasing costs to the properties as discussed above.

Real Estate Taxes

Total portfolio real estate taxes increased $9.2 million, or 119.9%, primarily due to the consolidation of the Additional Interest Properties and the Acquisition Properties, as well as a $0.9 million increase in our Same Store Portfolio.

The increase in our Same Properties Portfolio, as well as the $0.8 million increase in the Additional Interest Properties is primarily due to additional accruals for real estate taxes.

Parking Expense

Total portfolio parking expenses increased $3.6 million, or 118.4%, primarily due to the consolidation of the Additional Interest Properties and the Acquisition Properties.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense decreased $21.7 million, or 59.5%, primarily due to non-recurring expenses incurred in 2003 in connection with the completion of our IPO, partially offset by higher general and administrative expenses as a result of the growth in our business since the IPO.

Expenses incurred in 2003 included the following:

•	$14.0 million in compensation expenses resulting from consummation of the IPO, including $6.5 million in fully vested stock granted to employees, $6.5 million in cash to fund the related tax obligations associated with the stock grant, as well as a $1.0 million cash bonus paid to a former employee upon consummation of the IPO;
•	$5.0 million related to the purchase of options, which expired unexercised, on forward starting swaps, or swaptions, as a hedge against debt incurred upon consummation of the IPO;
•	$3.0 million write-off of amounts due from a property that we manage and
•	$1.8 million write-off of capitalized costs related to a terminated lease.

These reductions were partially offset by higher general and administrative expenses since the IPO, including:

•	Higher personnel costs associated with increased headcount and corporate severance costs; and
•	Higher consulting and professional fees associated with corporate governance.

General and administrative and other expenses decreased $2.7 million for the Additional Interests Properties for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the write-off of unamortized capitalized lease costs related to a US Bank Tower lease that was terminated in January 2003.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $34.7 million, or 139.2%, primarily due to the consolidation of the Additional Interest Properties and the Acquisition Properties, as well as a $3.6 million increase in our Same Properties Portfolio.

Depreciation and amortization expense for the Same Properties increased $3.6 million primarily as a result of increased tenant improvements, lease concessions and other deferred lease costs.

The increase in depreciation and amortization expense in the Additional Interest Properties resulting from our acquisitions of the remaining third party interests in 2003, when compared to pre-acquisition expense, was partially offset by additional amortization recorded in 2003 for a change in estimate resulting from the buy-out of a participation interest tenant concession at Glendale Center in August 2003 for $2.7 million. An estimate of this concession, which was lower than the ultimate buy-out, was being amortized through the lease term prior to the buy-out.

Interest Expense

Total portfolio interest expense increased $8.3 million, or 22.1%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Interest expense for the Same Properties decreased $10.9 million, or 44.4%, primarily due to the repayment of the KPMG Tower mezzanine loan, repayment of the loan on the Plaza Las Fuentes property, both upon consummation of our IPO, reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt. In addition, on October 10, 2003, we sold our $72.0 million fixed interest rate swap associated with the KPMG Tower mortgage loan and on July 28, 2004, we sold our $250.0 million fixed interest rate swap associated with the Gas Company Tower and 808 South Olive Garage loans. This reduced our interest payments to lower current floating interest rates from the fixed interest rates we were paying under the swaps. Also the deferred gain on the sale of the swaps is being amortized as a reduction of interest expense over the remaining term of the swaps. Interest was reduced by $0.9 million for the nine months ended September 30, 2004 as a result of such amortization.

Interest expense for the Additional Interests Properties decreased $9.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to decreases in the borrowing rates on our debt, the repayment upon consummation of the IPO of other secured debt for US Bank Tower, and the $64.3 million reverse purchase agreement obtained on February 5, 2003 that was outstanding until the consummation of our IPO, partially offset by increased mortgage debt on US Bank Tower, Wells Fargo Tower and Glendale Center.

Loss from Early Extinguishment of Debt

Total portfolio loss from early extinguishment of debt decreased $53.4. The loss on extinguishment of debt for 2003 for the Same Properties and Additional Interests Properties is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, all in connection with the repayment or defeasance of certain mortgages and other loans upon consummation of our IPO and on August 29, 2003, when the mortgage loan on Glendale Center was defeased.

Equity in Net Income of Real Estate Entities

Total portfolio equity in net income of uncombined real estate entities decreased $1.6 million due to the consolidation of the Additional Interest Properties during 2003.

Minority Interests

Minority interests increased $15.1 million, to $3.6 million for the nine months ended September 30, 2004 compared to $(11.5) million for the nine months ended September 30, 2003 primarily due to income earned for the nine months ended September 30, 2004 compared to a loss incurred for the nine months ended September 30, 2003, partially offset by the effect of dividends on our preferred stock beginning in January 2004.

Funds From Operations

We calculate funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO represents net income (loss) (computed in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, extraordinary items, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table reconciles our company’s FFO to our company’s net income for the three months and the nine months ended September 30, 2004 (in thousands except for per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Reconciliation of net income to funds from operations:
Net income available to common shareholders	$3,696	$13,944
Adjustments:
Minority interests	940	3,583
Real estate depreciation and amortization	22,495	59,367
Real estate depreciation and amortization
included in discontinued operations	101	1,202
Funds from operations available to common shareholders and Unit Holders (FFO)	$27,232	$78,096

Company share of FFO (1)	$21,707	$62,142

FFO per share - basic	$0.51	$1.47

FFO per share - diluted	$0.51	$1.46
__________
(1)	Based on a weighted average interest in our operating partnership of 79.7% for the three months ended September 30, 2004 and 79.6% for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

The Operating Partnership has a $100 million secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. This credit facility is secured by our interests in the entities that own Plaza Las Fuentes and Cerritos Corporate Center Phase I and Phase II. The credit facility has a borrowing limit based on a percentage of the value of our properties that secure this credit facility. Approximately $85.6 million is available to us as of September 30, 2004. The credit facility bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125%, depending on our Operating Partnership's overall leverage. The credit facility matures in June 2006 with an option to extend the term for one year. We had no amounts outstanding under the credit facility as of both September 30, 2004 and December 31, 2003. The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of FFO for such period, subject to certain other adjustments.

As of September 30, 2004, we had $145.5 million in cash and cash equivalents, including $41.8 million in restricted cash, compared to $82.9 million in cash and cash equivalents including $39.2 million in restricted cash, as of December 31, 2003. Restricted cash primarily consists of interest bearing cash deposits and cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans. As of September 30, 2004, approximately $3.9 million of tenant improvement and leasing commission reserves remain from the $35.2 million that was reserved upon consummation of our IPO.

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

We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness, potential sales of ownership interests in our existing properties and the issuance of long-term debt and equity securities. We have a shelf registration on file with the SEC dated September 3, 2004 in order to facilitate any such financing.

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

Recent Developments

On October 8, 2004 we entered into an agreement with WMICC Delaware Holdings LLC, an affiliated entity of Washington Mutual Bank, FA ("Washington Mutual"), to acquire Washington Mutual Irvine Campus, a 16-acre campus located in the John Wayne Airport submarket of Orange County, California, for approximately $151.2 million. The acquisition is expected to be funded with $51.2 million of cash on hand and approximately $100.0 million of mortgage financing. As part of the agreement, Washington Mutual will lease back and remain in possession of the building as a tenant.

On November 1, 2004, we refinanced the $195.0 million KPMG Tower mortgage loan with a fixed rate, 7-year $210.0 million mortgage loan bearing interest at 5.14%. This loan matures in November 2011.

On November 2, 2004, we entered into an agreement to acquire Lantana Media Campus, a 12-acre campus located in Santa Monica, California for approximately $136.8 million from entities controlled by Lantana Hines Development LLC. The acquisition is expected to be funded with $30.0 million of cash on hand and $106.8 million of financing.

On November 9, 2004, we refinanced the $164.0 million Park Place I mortgage loans with a fixed rate, 10-year $170 million mortgage loan bearing interest at 5.64%. This loan matures in November 2014.

Indebtedness

As of September 30, 2004, we had approximately $1.52 billion of outstanding consolidated debt. This indebtedness was comprised of seven mortgages secured by eight of our properties (the US Bank, Gas Company, Wells Fargo and KPMG Towers, One California Plaza, Glendale Center, 808 South Olive garage and Park Place I), four mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Olive garage, Gas Company Tower and Park Place I and one bridge loan on Park Place II secured by an assignment of our rights under a development agreement. If we do not reduce the Park Place II loan balance to $80.0 million by January 24, 2005, the property will become collateral for this loan. The weighted average interest rate on this indebtedness as of September 30, 2004 was 4.16% (based on the 30-day LIBOR rate at September 30, 2004 of 1.84%). No scheduled loan principal payments will be due on this indebtedness until November 9, 2004. As of September 30, 2004, our ratio of debt to total market capitalization was approximately 49.3% of our total market capitalization of $3.1 billion (based on a common stock price of $24.31 per share on the New York Stock Exchange on September 30, 2004). Our ratio of debt and preferred stock to total market capitalization was approximately 57.4%. As of September 30, 2004, approximately $779.0 million, or 51.4%, of our total consolidated debt was variable rate debt. As of September 30, 2004, approximately 48.6% of our total indebtedness was subject to fixed interest rates for a minimum of four years. Total market capitalization as of September 30, 2004 includes the value of our consolidated debt, 10,000,000 shares of preferred stock, 43,102,125 shares of our common stock and 10,684,398 Units.

The table below summarizes our debt, at September 30, 2004 (in thousands):

Debt Summary:
Fixed rate	$736,250
Variable rate	779,000
Total	$1,515,250

Percent of Total Debt:
Fixed rate	48.6%
Variable rate	51.4%
Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	4.80%
Variable rate	3.55%
Effective interest rate	4.16%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at September 30, 2004 had a weighted average term to initial maturity of approximately 4.3 years (approximately 4.4 years assuming exercise of extension options).

On July 28, 2004, we sold the $250.0 million interest rate swap agreement associated with the $250.0 million floating rate Gas Company Tower and 808 South Olive Garage mortgage loan for $10.0 million, which had effectively fixed the index (LIBOR) portion of the interest rates at approximately 2.17%. On November 1, 2004, we refinanced the $195.0 million KPMG Tower mortgage for a fixed rate, 7-year $210.0 million loan bearing interest at 5.14%. On November 9, 2004, we refinanced the $164.0 million Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%. On a pro-forma basis, giving effect to the new KPMG Tower and Park Place I loans, our fixed rate debt percentage is 72.7% of $1.54 billion total outstanding consolidated debt.

The following table sets forth certain information with respect to our indebtedness as of September 30, 2004:

Properties	Interest Rate		Maturity Date		Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)

US Bank Tower Mortgage	4.66%		07/01/13		$260,000,000	$12,317,933	$260,000,000

Gas Company Tower and
808 South Olive Garage:
Mortgage	LIBOR + 0.824%	(3)	07/06/07	(4)	230,000,000	6,229,320	230,000,000
Senior Mezzanine	LIBOR + 3.750%	(5)	07/07/08	(6)	30,000,000	1,704,950	30,000,000
Junior Mezzanine	LIBOR + 6.625%	(3) (7)	07/06/07	(4)	20,000,000	1,770,017	20,000,000

Wells Fargo Tower Mortgage	4.68%	(8)	07/01/10		250,000,000	11,895,000	234,275,771	(9)

KPMG Tower Mortgage	LIBOR + 1.875%		08/31/05	(10)	195,000,000	7,364,988	195,000,000

One California Plaza Mortgage	4.73%		12/01/10		146,250,000	7,032,919	137,345,630	(11)

Glendale Center Mortgage	5.727%		11/01/13		80,000,000	4,657,960	80,000,000

Park Place I:
Mortgage	LIBOR + 1.09%		11/09/04	(12)	123,000,000	3,663,965	123,000,000
Senior Mezzanine	LIBOR + 4.15%		11/09/04	(12)	26,500,000	1,613,806	26,500,000
Junior Mezzanine	LIBOR + 6.50%		11/09/04	(12)	14,500,000	1,229,455	14,500,000

Park Place II Bridge	LIBOR + 1.75%		07/22/05	(13)	140,000,000	5,109,767	140,000,000

Total:					$1,515,250,000	$64,590,080	$1,490,621,401
__________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at September 30, 2004, which was 1.84%.
(2)	Assuming no payment has been made on the principal in advance of its due date.
(3)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of this loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(4)	A one-year extension is available.
(5)
As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of this loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(6)	This loan must be repaid on the maturity date of the Gas Company Tower and 808 South Olive garage mortgage financing if the mortgage is not extended.
(7)
This loan is subject to a LIBOR floor of 2%. This loan also requires a monthly "interest floor differential" payment during any month in which LIBOR is less than 2% per annum; such payment must be made until the principal balance of the Gas Company Tower and 808 South Olive Garage senior mezzanine loan no longer exceeds $20.0 million, and is equal to the positive difference between 2% and LIBOR, times a notional amount that is initially $10.0 million, but which decreases dollar for dollar as the first $10.0 million of senior mezzanine loan principal is repaid.

(8)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.
(9)	This loan requires monthly payments of interest only for three years, and amortizes on a 30-year schedule thereafter.
(10)	On November 1, 2004, we refinanced the KPMG Tower mortgage with a fixed rate, 7-year $210.0 million loan bearing interest at 5.14%.
(11)	This loan requires monthly payments of interest only for four years, and amortizes on a 26-year schedule thereafter.
(12)	On November 9, 2004, we refinanced the Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%.
(13)	If we do not reduce the outstanding principal to $80.0 million by January 24, 2005, the loan will be secured by the Park Place II property.

Contractual Obligations

The following table provides information with respect to our contractual obligations at September 30, 2004, including the maturities and scheduled principal repayments of our company’s secured debt, and provides information about the minimum commitments due in connection with our company’s ground lease obligations. We were not subject to unconditional purchase obligations as of September 30, 2004. The table does not reflect available debt extension options (in thousands):

Obligation	Through Remainder of 2004		2005		2006	2007		2008		Thereafter	Total
Long term debt	$164,000	(1)	$335,000	(2)	$1,507	$254,053	(3)	$36,793	(4)	$723,897	$1,515,250
Secured line of credit	-		-		-	-		-		-	-
Capital leases payable (5)	415		1,659		1,659	1,576		1,328		188	6,825
Ground leases	479		1,915		1,915	1,915		1,915		140,023	148,162
Total	$164,894		$338,574		$5,081	$257,544		$40,036		$864,108	$1,670,237

__________
(1)	On November 9, 2004, we refinanced the $164.0 million Park Place I loans with a fixed rate, 10-year $170.0 million loan bearing interest at 5.64%.
(2)	On November 1, 2004, we refinanced the $195.0 million KPMG Tower mortgage with a fixed rate, 7-year $210.0 million loan bearing interest at 5.14%.
(3)	A one-year extension option is available for $250,000.
(4)	Maturity accelerated to 2007 for $30.0 million if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.
(5)	Includes interest and principal payments.

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

Off Balance Sheet Items

We had no off balance sheet items as of September 30, 2004. We own 100% of our office, hotel and parking garage properties subject only to certain ground and airspace leases.

Comparison of Cash Flows for Nine months Ended September 30, 2004 and Nine months Ended September 30, 2003

Net cash provided by operating activities increased $166.3 million. The increase was primarily due to $79.5 million of prepayment penalties, exit fees and defeasance costs paid to extinguish debt during the nine months ended September 30, 2003 of which only $53.4 million is included in the net loss for the nine months ended September 30, 2003 ($33.6 million of the costs were offset against loan premiums recorded as purchase accounting entries and $7.5 million of unamortized loan costs were expensed as a component of the loss on extinguishment). The increase was also due to the acquisition of the third party interests in various real estate properties on or subsequent to June 27, 2003, including US Bank Tower, Wells Fargo Tower, Cerritos, Glendale Center, One California Plaza, Park Place I and Park Place II.

Net cash used in investing activities decreased $35.3 million primarily due to a $48.5 million decrease in cash paid to acquire real estate. During the nine months ended September 30, 2003, the Predecessor and our company paid a combined $363.7 million to acquire interests in Wells Fargo Tower, US Bank

Tower, Cerritos and Glendale Center, as compared to the $315.2 million paid to acquire Park Place I and Park Place II during the nine months ended September 30, 2004. Such decreases were partially offset by a $15.2 million increase in cash paid for real estate improvements during the nine months ended September 30, 2004.

Net cash provided by financing activities decreased $187.8 million. The decrease was primarily due to a decrease in net proceeds from equity offerings of $484.9 million and an increase in dividends and distributions to owners of approximately $6.1 million, partially offset by approximately $147.0 million in new borrowings and other financing activities during the nine months ended September 30, 2004 compared to $156.4 in net repayments of debt during the nine months ended September 30, 2003.

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

  Our future income, cash flows and fair values of financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of September 30, 2004, we had outstanding approximately $1,515.3 million of consolidated debt of which approximately $779.0 million, or 51.4%, was variable rate debt. On July 28, 2004, we sold the $250.0 million interest rate swap agreement associated with the $250.0 million floating rate Gas Company Tower and 808 South Olive Garage mortgage loan for $10.0 million, which had effectively fixed the index (LIBOR) portion of the interest rates at approximately 2.17%. In addition, on November 1, 2004, we refinanced the $195.0 million KPMG Tower mortgage for a fixed rate, 7-year $210.0 million mortgage loan bearing interest at 5.14% and on November 9, 2004, we refinanced the $164.0 million Park Place I loans with a fixed rate, 10-year $170.0 million mortgage loan bearing interest at 5.64%. On a pro-forma basis giving effect to the new KPMG Tower and Park Place I loans, our fixed rate debt would approximate 72.7% of total consolidated pro-forma debt of $1.54 billion.

To determine the fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At September 30, 2004 the fair value of the fixed rate debt is estimated to be $713.4 million compared to the carrying value of $736.3 million.

If interest rates were to increase by 10%, or 40 basis points, the increase in interest expense on our $779.0 million in variable rate debt would decrease future annual earnings and cash flows by approximately $3.1 million. A 40 basis points increase in interest rates would decrease the fair value of our $736.3 million principal amount of fixed rate debt by $17.0 million. If interest rates were to decrease by 10%, or 40 basis points, the decrease in interest expense on our $779.0 million in variable rate debt would increase our future annual earnings and cash flows by approximately $3.1 million and would increase the fair value of our $736.3 million principal amount of fixed rate debt by approximately $17.5 million.

These amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The table below lists our principal derivative instruments and their fair values as of September 30, 2004 (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest rate cap	232,000	6.00%	9/13/2002	9/1/2005	$-
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	95
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	8
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	(103)
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	693
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(693)
Total					$-

ITEM 4.	CONTROLS AND PROCEDURES

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

Tax Litigation Matter

We are subject to a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that one of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS asserts that these costs should be treated as non-depreciable costs associated with the land. If the IRS’s view were to prevail in tax court, we would lose approximately $3.5 million in depreciation deductions in each of the next ten fiscal years. The IRS could also assess interest penalties estimated not to exceed $2.5 million, which we have assumed will be bourne, along with any income taxes relating to disallowed historical deductions, by the former partners who took such deductions. The trial was held on March 17, 2004, and a decision in the matter is expected shortly. Although an outcome cannot be predicted with any certainty, we believe that we will not incur a material loss in connection with this matter.

Other Litigation or Claims

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits

10.1	Purchase and Sale Agreement dated as of October 8, 2004 by and between Maguire Properties, L.P. and WMICC Delaware Holdings, LLC.

31.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

On August 4, 2004, we furnished to the Securities and Exchange Commission under Item 9 and Item 12 of Form 8-K a copy of our Press Release, dated August 3, 2004, as well as supplemental information, regarding our results of operations for the second quarter of 2004.

On August 6, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Items 2 and Item 7 to report the acquisition of Park Place II.

On September 1, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 5 to announce the appointment of Mr. Shant Koumriqian, Vice President, Finance, as the Principal Accounting Officer of the Company.

On October 13, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 1 to report the entering into an agreement to purchase Washington Mutual Irvine Campus located in the John Wayne Airport submarket of Orange County, California.

On November 3, 2004, we furnished to the Securities and Exchange Commission under Item 2 and Item 7 of Form 8-K a copy of our Press Release, dated November 2, 2004, as well as supplemental information, regarding our results of operations for the third quarter of 2004.

On November 5, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 2 to report the refinancing of our KPMG Tower mortgage loan.

On November 8, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 1 to report the entering into an agreement to purchase Lantana Media Campus located in Santa Monica, California.

On November 10, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 2 to report the refinancing of our Park Place I mortgage loans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 12, 2004

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Co-Chief Executive Officer

By:	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Co-Chief Executive Officer and President

By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

S-1