Form 10-K
MAGUIRE PROPERTIES INC
filed 2005-03-15
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933 For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-31717

Maguire Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3692625 (I.R.S. Employer Identification Number)

333 South Grand Avenue, Suite 400 Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)

(Registrant’s telephone number, including area code)
213-626-3300

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,059,837,076 based on the closing price on the New York Stock Exchange for such shares on June 30, 2004.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2005
Common Stock, $0.01 par value per share	43,329,015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its June 2, 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

MAGUIRE PROPERTIES, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.	BUSINESS

General

As used herein, the terms “we,” “our,” “us” and “our company” refer to Maguire Properties, Inc., a Maryland corporation. We own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California and Orange County, California, consisting primarily of office and retail properties, related parking garages and a hotel through our consolidated subsidiaries. Our subsidiaries include Maguire Properties, L.P., a Maryland limited partnership (our “operating partnership”), of which we are the sole general partner, Maguire Properties Services, Inc., a Maryland corporation (our “services company”), a wholly owned subsidiary of our operating partnership, and subsidiaries of our services company (together with our services company, our “services companies”). We are a full service real estate company, and we operate as a real estate investment trust (“REIT”) for federal income tax purposes.

We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (the “LACBD”), have a significant presence in the John Wayne Airport submarket of Orange County and are primarily focused on owning and operating high quality office properties in the high-barrier-to-entry Southern California market. Through our operating partnership, as of December 31, 2004, we own a portfolio of 17 commercial real estate properties (36 buildings), consisting of 13 office and retail properties with approximately 9.7 million net rentable square feet, one 350-room hotel with 266,000 square feet, and three off-site parking garages totaling 2,749 spaces and approximately 1.0 million square feet. In addition, our office portfolio contains approximately 4.9 million square feet of on-site parking totaling 17,077 spaces. We also own undeveloped land adjacent to existing office properties that we believe can support up to approximately 3.5 million square feet of mixed-use improvements.

Our existing portfolio is located in five Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the professional and entertainment submarket of Santa Monica; and the John Wayne Airport submarket of Orange County. Our portfolio includes five office properties in the prime Bunker Hill area of the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower and One California Plaza - and three off-site parking garages. In the Tri-Cities, we own the Plaza Las Fuentes office and hotel properties in Pasadena and the Glendale Center office property in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the AT&T Wireless Western Regional Headquarters. In the Santa Monica professional and entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus located on a combined 121 acres in the John Wayne Airport submarket of Orange County. As of December 31, 2004, our office portfolio was 91.3% leased to 287 tenants. As of December 31, 2004, our top 20 tenants, in terms of annualized rent, generated 62.3% of the total annualized rent of our office portfolio. Tenants generating 48.0% of the annualized rent of our office portfolio were rated investment grade as reported by Standard & Poor’s and tenants generating an additional 32.4% of the annualized rent of our office portfolio were nationally recognized professional services firms.

We also own land parcels adjacent to Glendale Center, Washington Mutual Irvine Campus and Lantana Media Campus that we believe can support approximately 300,000, 145,000 and 194,000, respectively, of net rentable square feet of office developments. In addition, we own undeveloped land at Park Place II that we believe can support approximately 2.9 million net rentable square feet of office, retail and residential uses.

We have options to acquire two office properties, 1733 Ocean Avenue in Santa Monica, California, with 91,398 net rentable square feet, and Western Asset Plaza in Pasadena, California, with 256,987 net rentable square feet. Additionally, we have an option to acquire a 12.5% interest in the Water’s Edge property in West Los Angeles, California, which is comprised of two existing office buildings aggregating 245,530 net rentable square feet and land that we believe can support an additional 130,000 net rentable square feet of development. We refer to such properties herein as our “option properties.”

We were formed on June 26, 2002, and commenced operations on June 27, 2003 after completing our initial public offering (“IPO”), concurrently with the consummation of various formation transactions that consolidated the ownership of a portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of Maguire Partners Development, Ltd. into our operating partnership and our services companies (the “formation transactions”). Prior to our IPO, the “Maguire Organization” was comprised of Maguire Partners Development, Ltd. and more than 125 predecessor and related entities, all of which were predominately owned by, or otherwise affiliated with, Robert F. Maguire III, our Chairman and Co-Chief Executive Officer. The Maguire Organization did business as “Maguire Partners,” an owner, developer and acquirer of institutional-quality properties in the Los Angeles area since 1965. From inception through June 27, 2003, neither we, our operating partnership nor our services companies had any operations.

Our IPO, consummated on June 27, 2003, consisted of the sale of 36,510,000 shares of common stock at a price per share of $19.00, generating gross proceeds of approximately $693.7 million. On July 8, 2003, we issued an additional 5,476,500 shares of common stock, and received an additional $104.1 million of gross proceeds, as a result of the exercise of the underwriters’ over-allotment option. On January 23, 2004, we completed the offering of 10 million shares of 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) (the “series A preferred stock”) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option.

Pursuant to contribution agreements among the owners of a subset of the Maguire Organization (the “Predecessor”) and our operating partnership, our operating partnership received a contribution of direct and indirect interests in connection with our IPO in certain of the properties in our existing portfolio, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our operating partnership (“Units”). Our operating partnership also acquired additional interests in certain properties in our existing portfolio from unaffiliated parties, which were paid for in cash. As of December 31, 2004, we held 80.4% of the common Units of our operating partnership.

Our management team possesses substantial expertise in all aspects of real estate management, marketing, leasing, acquisition, development and finance. We directly manage the properties in our portfolio, except for Cerritos Corporate Center Phases I and II and Washington Mutual Irvine Campus, through our operating partnership and/or our services company, and we provide development, leasing and/or management services to certain of our option properties and certain other properties owned by Mr. Maguire or entities controlled by him. As of March 10, 2005, we had 108 employees.

Our principal executive offices are located at 333 South Grand Avenue, Suite 400, Los Angeles, California 90071. Our telephone number at that location is (213) 626-3300. Our website is located at http://www.maguireproperties.com. We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

2004 Highlights

On January 23, 2004, we completed the offering of 10 million shares of series A preferred stock (liquidation preference $25.00 per share) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option.

On April 14, 2004, we completed the acquisition of Park Place I in Orange County, California from an affiliate of Blackstone Real Estate Advisors. The purchase price was approximately $260.0 million, including the assumption of existing mortgage and mezzanine financing of approximately $164.0 million. The remainder was funded through proceeds of our series A preferred stock offering.

On July 23, 2004, we completed the acquisition of Park Place II in Orange County, California. The purchase price was approximately $215.0 million, which was partially funded through a $140.0 million bridge loan. The remainder of the purchase price was funded through proceeds of our series A preferred stock offering.

On November 1, 2004, we completed a $210.0 million, seven-year mortgage refinancing for KPMG Tower bearing interest at a fixed rate of 5.14%.

On November 9, 2004, we completed a $170.0 million, ten-year mortgage refinancing for Park Place I bearing interest at a fixed rate of 5.64%.

On November 22, 2004, we completed the acquisition of Washington Mutual Irvine Campus, a 16-acre office campus located in Irvine, California. The purchase price was approximately $151.2 million, which was funded through a $106.0 million, seven-year mortgage loan at a fixed interest rate of 5.07%. The remainder was funded with a one-year seller financed note at 2.82% per annum, collateralized with a letter of credit fully secured by a cash deposit also bearing interest at 2.82% per annum.

On December 16, 2004, we completed the acquisition of Lantana Media Campus, a 12-acre campus located in Santa Monica, California. The purchase price was approximately $136.8 million, which was partially funded through $18.8 million of cash on hand and a $98.0 million, five-year mortgage loan at a fixed interest rate of 4.94%. The remainder of the purchase price was funded through our $100.0 million line of credit.

Since our IPO, we have paid quarterly dividends on our common stock and common Units at a rate of $0.40 per share of common stock and Unit, equivalent to an annual rate of $1.60 per share of common stock and common Unit. Since January 23, 2004, we have paid $1.9487 in dividends per share of series A preferred stock, representing four full quarterly dividends of $0.4766 per share of series A preferred stock and a partial first quarter dividend of $0.0423 per share of series A preferred stock for the prorated period from and including the series A preferred stock offering closing date, January 23, 2004, to and including January 31, 2004.

Subsequent Events

On January 13, 2005, we entered into terms for a new $100.0 million, seven-year mortgage financing for Park Place II loan bearing interest at 5.39%, which will be reduced to 4.99%, if the outstanding principal balance is reduced by $8.0 million within 30 days of the closing date. This $100.0 million loan is expected to close by the end of the first quarter 2005. The proceeds will be used to repay a portion of the $140.0 million Park Place II bridge loan.

On January 27, 2005, we entered into an agreement with an affiliate of CommonWealth Partners, LLC (“CommonWealth”) to acquire a number of assets from CommonWealth’s Fifth Street Properties Portfolio, a portfolio of office properties owned through a partnership with Rockefeller Group International, Inc. and the California Public Employees Retirement System. The portfolio consists of ten Class A office properties (24 buildings) totaling approximately 5.0 million square feet located in Southern California, Arizona, Colorado and Texas as well as land and development agreements that we believe can support up to 1.5 million square feet of mixed-use improvements. The purchase price is approximately $1.51 billion, including the assumption of $155.0 million of debt. The remaining purchase price of $1.36 billion is expected to be funded with approximately $1.0 billion in mortgage debt secured by nine of the properties and proceeds from a $450.0 million senior secured term loan. We expect to close the acquisition on or about March 15, 2005.

On February 25, 2005, we entered into an agreement with CalWest Industrial Holdings, LLC (“CalWest”) to acquire San Diego Tech Center, a 38-acre office campus comprised of 11 office buildings totaling approximately 647,000 square feet and developable land that we believe can support approximately 1.2 million square feet of office improvements located in Sorrento Mesa, San Diego County, California, for approximately $185.0 million. The acquisition is expected to be funded with proceeds from the new $450.0 million senior secured term loan that we intend to enter into in connection with the CommonWealth portfolio acquisition and new mortgage financing. We expect to close the acquisition on or about April 4, 2005.

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

Principal factors of competition in our primary business of owning, acquiring and developing office properties are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Regulation

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our existing properties has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Also, some of our properties may contain asbestos-containing building materials (“ACBM”). Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio and our option properties within the last 24 months. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers each of the option and certain other properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. All of the properties in our portfolio are located in areas known to be seismically active. See “- Risk Factors - Risks Related to Our Properties and Our Business - Potential losses may not be covered by insurance.”

The costs and benefits of the blanket policy covering the properties in our portfolio and the option and certain other properties owned by Mr. Maguire are allocated pursuant to a Property Insurance Sharing Agreement dated March 31, 1997, as most recently amended on December 15, 2003. The coverage and costs allocated to each of the properties covered by the blanket policy is determined by taking into account the relative insured values, relative values for property coverage, relative square feet for casualty coverage and risks related to each covered property and any third-party requirements of lenders, lessees or lessors. In its capacity as “Manager” under the agreement, our services company is obligated to procure insurance or amend policies as properties are sold, acquired or developed, present and pursue claims for losses on behalf of us and the entities that own the option and excluded properties, hire independent adjusters to determine losses, hold undistributed insurance proceeds in trust until distributed, administer the distribution of insurance proceeds and coordinate the payment of insurance premiums. The costs incurred by our services company in connection with the performance of its obligations under this agreement are reimbursed by the parties to the agreement in proportion to either (i) the relative benefits received by the parties, (ii) the relative amounts of premiums paid by the parties or (iii) the relative insured values of the properties owned by the parties, depending upon the nature of the cost.

Employees

As of March 10, 2005, we employed 108 persons. Of these employees, approximately 59 are “home office” executive and administrative personnel and approximately 49 are on-site management and administrative personnel. None of these employees is currently represented by a labor union.

Offices

We own the building in which our headquarters is located, the Wells Fargo Tower at 333 South Grand Avenue in downtown Los Angeles, California. We believe that our current facilities are adequate for our present and future operations, although we may add regional offices or relocate our headquarters, depending upon our future development projects and alternative uses for available space.

Risk Factors

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our series A preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” beginning on page 17.

Risks Related to Our Properties and Our Business

Our properties depend upon the Southern California economy and the demand for office space.

All of our currently owned properties are located in Los Angeles County, California and Orange County, California and many of them are concentrated in the LACBD, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Southern California region (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and Southern California regional office space market (such as oversupply of or reduced demand for office space). In addition, the State of California continues to address issues related to budget deficits and increased energy costs, any or all of which may create the perception that the State is not able to effectively manage itself, in turn reducing demand for office space in California. The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in the Southern California region, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure you of the continued growth of the Southern California economy or the national economy or our future growth rate.

Tax indemnification obligations in the event that we sell certain properties could limit our operating flexibility.

We have agreed to indemnify Mr. Maguire (and certain related entities), Master Investments, LLC, an entity in which Mr. Maguire and Richard I. Gilchrist, our Co-Chief Executive Officer and President, each own an interest, and certain others against adverse tax consequences to them in the event that our operating partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in five of the office properties in our portfolio, which represented 61.4% of our portfolio’s aggregate annualized rent as of December 31, 2004. These tax indemnity obligations apply for initial periods ranging between seven and nine years from the date of our IPO, which occurred on June 27, 2003, with up to three one-year extension periods if Mr. Maguire and related entities maintain ownership of Units equal to 50% of the Units received by them in the formation transactions and pursuant to option agreements with respect to the option properties. We have also agreed to use commercially reasonable efforts to make approximately $591.8 million of debt available for certain contributors, including Mr. Maguire and related entities and Master Investments, LLC, to guarantee. We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to sell any of these properties in transactions that would trigger these tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and other contributors, and we have acknowledged that a calculation of damages will not be based on the time value of money or the time remaining within the restricted period. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers all of the option properties and certain other properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, like those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover losses. All of our properties are located in Southern California, an area especially subject to earthquakes. Five of the six largest properties in our office portfolio - US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower and One California Plaza - are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 67.1% of our total portfolio’s aggregate annualized rent as of December 31, 2004. Because these properties are located so closely together, an earthquake in downtown Los Angeles could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes, particularly losses from an earthquake in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In the event of a significant loss at one or more of the option or other properties owned by Mr. Maguire covered by the blanket policy, the remaining insurance under this policy, if any, could be insufficient to adequately insure our existing properties covered by this policy. In such event, securing additional insurance, if possible, could be significantly more expensive than our current policy.

Future terrorist attacks in the United States could harm the demand for and the value of our properties.

Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties are well-known landmarks, in particular US Bank Tower in downtown Los Angeles, and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or may cost more. Five of the six largest properties in our office portfolio - US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower and One California Plaza - are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 67.1% of our total portfolio’s aggregate annualized rent as of December 31, 2004. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our operating partnership with respect to sales of specified properties.

Our debt level reduces cash available for distribution, including cash available to pay dividends on our common stock and series A preferred stock, and may expose us to the risk of default under our debt obligations.

As of December 31, 2004, our total consolidated indebtedness was approximately $1.8 billion, and we will incur significant additional debt to finance future acquisition and development activities, including the pending acquisitions of the CommonWealth Portfolio and San Diego Tech Center. At December 31, 2004, we also had a $100.0 million secured revolving credit facility with a group of banks led by affiliates of Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC. This credit facility has a borrowing limit that varies based on a percentage of the value of our properties that secure our credit facility. Borrowings under this facility were $59.1 million and approximately $31.6 million of additional borrowings were available to us as of January 31, 2005. In connection with our purchase of the CommonWealth portfolio, currently anticipated to close on or about March 15, 2005, and San Diego Tech Center, anticipated to close on or about April 4, 2005, we expect to incur an additional $1.7 billion of indebtedness. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We may not generate sufficient operating cash flow after debt service to pay the distributions currently contemplated and any such distributions may be financed by additional borrowings until we reduce our leverage level sufficiently to enable us to pay distributions from operating cash flow. In the event of default, our debt agreements may also prevent us from paying distributions necessary to maintain our REIT qualification. Our revolving credit facility also prohibits us from distributing to our stockholders more than 95% of our “funds from operations” (as defined in our revolving credit facility) during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes. Our existing mortgage agreements contain lockbox and cash management provisions, which under certain circumstances limit our ability to utilize available cash flows at the specific property, including to pay distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our obligations and the lenders or mortgages may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•	our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness; and

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

We depend on significant tenants.

As of December 31, 2004, our 20 largest tenants represented approximately 62.3% of our portfolio’s total annualized rent. Our largest tenants are Sempra Energy and its subsidiaries and Wells Fargo Bank. Sempra Energy, together with its Southern California Gas Company subsidiary leases, as of December 31, 2004, 802,272 net rentable square feet of office space, representing approximately 13.8% of our portfolio’s total annualized rent. As of December 31, 2004, Wells Fargo Bank leases 432,424 net rentable square feet of office space, representing approximately 5.8% of our portfolio’s total annualized rent. Our tenants may experience a downturn in their businesses, which may weaken their financial condition, resulting in their failure to make timely rental payments and/or their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that such arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

We may be unable to complete acquisitions and successfully operate acquired properties, including the properties we intend to acquire from CommonWealth and San Diego Tech Center.

We have entered into an agreement to acquire eleven properties and three land parcels, located in California, Arizona, Colorado, and Texas, from CommonWealth for a purchase price of approximately $1.5 billion.

We have also entered into an agreement to acquire San Diego Tech Center, a 38-acre office campus comprised of 11 office buildings located in Sorrento Mesa, San Diego County, California, for a purchase price of approximately $185.0 million.

In addition, we continue to evaluate the market of available properties and may acquire office and other properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be adversely affected by to the following significant risks:

•
our potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

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

required governmental permits and authorizations; and occupancy rates and rents at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

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

We possess a leasehold interest on the land underlying One California Plaza that expires in 2082. As of December 31, 2004, we had 984,170 net rentable square feet of office and retail space and a subterranean parking structure located on this parcel. If we default on the terms of this long-term lease, we may be liable for damages and lose our interest in One California Plaza. We possess a leasehold interest on the land and air space at Plaza Las Fuentes and the Westin® Pasadena Hotel that, including renewal options, expires in 2047. As of December 31, 2004, we had approximately 451,813 net rentable square feet of office and retail space and a 350-room hotel located on this parcel. If we default under the terms of this long-term lease, we may be liable for damages and lose our interest in Plaza Las Fuentes and the Westin® Pasadena Hotel, including our options to purchase the land and air space subject to the lease. We also possess a leasehold interest on the land underlying Cerritos Corporate Center Phase I and Phase II that, including renewal options, expires in 2087. As of December 31, 2004, we had 326,535 net rentable square feet of office space and 357,660 square feet of parking at a five-story garage and 58,630 square feet of surface lot parking shared by these properties on this parcel. If we default under the terms of this long-term lease, we may be liable for damages and lose our interest in Cerritos Corporate Center Phase I and Phase II and the parking garage.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2004, leases representing 6.4% and 9.5% of the square footage of the properties in our office portfolio will expire in 2005 and 2006, respectively, and an additional 8.7% of the square footage of the properties in our office portfolio was available. Above market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

Because we own a hotel property, we face the risks associated with the hospitality industry.

We own the Westin® Pasadena Hotel in Pasadena, California and are susceptible to risks associated with the hospitality industry, including:

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

Planned renovations at the Westin® Pasadena Hotel may disrupt normal operations during the second and third quarters of 2005, and could disrupt normal operations thereafter if these renovations are delayed or take longer to complete than we currently expect.

We may be responsible for unknown significant liabilities associated with potential acquisitions, including the CommonWealth and San Diego Tech Center acquisitions, which would adversely affect our business.

In connection with potential acquisitions, including the potential CommonWealth and San Diego Tech Center acquisitions, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the EPA designates certain sites affected by hazardous substances as “Superfund’’ sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which the Glendale Center is located lies within a large Superfund site, and we could be named as a potentially responsible party with respect to that site.

Existing conditions at some of our properties may expose us to liability related to environmental matters.

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our existing portfolio and all the properties on which we have options or purchase rights, except for Playa Vista - Water’s Edge, an option property in West Los Angeles with two office buildings and developable land of which we have an option to purchase a 12.5% interest. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns. Material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future and future laws, ordinances or regulations may impose material additional environmental liability. Environmental reports available to us on the Playa Vista - Water’s Edge option property were generally completed more than two years ago. According to these reports, the California Regional Water Quality Control Board, Los Angeles Region issued a cleanup and abatement order in 1998 with respect to the Playa Vista project area, which includes the Playa Vista - Water’s Edge development relating to various chlorinated volatile organic compounds, petroleum hydrocarbons and metals detected in soil and groundwater in the Playa Vista project area. We are not named as a responsible party under the order, but we cannot assure you that we will not be named as a responsible party in the future should we exercise our option rights. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

Potential environmental liabilities may exceed our environmental insurance coverage limits.

We carry environmental insurance to cover likely and reasonably anticipated potential environmental liability associated with above-ground and underground storage tanks at all five of our properties where such tanks are located. While we believe this coverage is sufficient to protect us against likely environmental risks, we cannot assure you that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow, per share trading price of our common stock and series A preferred stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.

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

Our growth depends on external sources of capital that are outside of our control.

In order to maintain our qualification as a REIT, we are required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

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

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

Risks Related to Our Organization and Structure

Conflicts of interest exist with holders of Units in our operating partnership.

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with certain of our officers. Mr. Maguire and Mr. Gilchrist have entered into employment and noncompetition agreements with us pursuant to which they have agreed, among other things, not to engage in certain business activities in competition with us and pursuant to which they will devote substantially full-time attention to our affairs. We have also entered into property management and development agreements with respect to the option and certain other properties owned by Mr. Maguire, as well as a right of first offer with respect to Solana, a 1.4 million square foot office, hotel and retail property in Dallas, Texas, which is one of the other properties owned and controlled by Mr. Maguire. None of these option, employment, non-competition, management and development agreements were negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these option, employment, non-competition, management and development agreements because of our desire to maintain our ongoing relationship with the individuals involved.

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

Competitive real estate activities of management. Messrs. Maguire and Gilchrist have substantial outside business interests, including Mr. Maguire’s controlling interests in the Solana property in Texas, the Water’s Edge property, a senior housing project located at 740 South Olive Street in the LACBD and a parking structure located at 17th & Grand Avenue in the LACBD, Mr. Maguire’s interests in the option properties and certain other passive real estate investments and Mr. Maguire’s and Mr. Gilchrist’s interests in Master Investments, LLC, an entity that is a potential competitor. Although Messrs. Maguire and Gilchrist are party to employment agreements, which require that they devote substantially full-time attention to our business and affairs, these agreements also permit Messrs. Maguire and Gilchrist to devote time to their outside business interests consistent with their past practice prior to our IPO, and we have no assurance that either Mr. Maguire or Mr. Gilchrist will continue to devote any specific portion of their time to us. As a result, these outside business interests could interfere with Mr. Maguire’s and/or Mr. Gilchrist’s ability to devote time to our business and affairs.

Our Chairman and Co-Chief Executive Officer has substantial influence over our affairs. Mr. Maguire beneficially owns Units exchangeable for an aggregate of 10,089,975 shares of our common stock, including 52,632 Units beneficially owned through Master Investments, LLC, an entity in which Mr. Maguire owns a 55% interest, representing a total of approximately 18.8% of the total outstanding shares of our common stock on a fully diluted basis. Consequently, Mr. Maguire has substantial influence on us and could exercise his influence in a manner that is not in the best interests of our stockholders. Pursuant to the partnership agreement of our operating partnership, we may not engage in termination transactions, such as a tender offer, merger or sale of substantially all of our assets, without meeting certain criteria with respect to the consideration to be received by the limited partners and without the consent of partners (including us) holding 50% of all partnership interests.

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates; (ii) we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock and series A preferred stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.’’ For example, in order for the rent payable pursuant to the Westin® Pasadena Hotel lease to constitute “rents from real property,’’ the lease must be respected as a true lease for federal income tax purposes and not treated as a service contract, joint venture or some other type of arrangement. As this determination is inherently factual, we can provide no assurance that our characterization of this hotel lease as a true lease will not be challenged by the IRS or, if challenged, will be sustained by a court. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if our services company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s-length basis.

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

We depend on the efforts of key personnel, particularly Mr. Maguire, our Chairman and Co-Chief Executive Officer, and Mr. Gilchrist, a director and our Co-Chief Executive Officer and President. Among the reasons that Messrs. Maguire and Gilchrist are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost either of their services, our relationships with such personnel could diminish. In addition, Mr. Maguire is 69 years old and, although he has informed us that he does not currently plan to retire, his continued service to us cannot be guaranteed. Many of our other senior executives also have strong regional industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

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

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including: (i) “business combination’’ provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder’’ (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and (ii) “control share’’ provisions that provide that “control shares’’ of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition’’ (defined as the direct or indirect acquisition of ownership or control of “control shares’’) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. Our charter, bylaws, the partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might otherwise be in the best interest of our stockholders.

Market interest rates and other factors may affect the value of our common stock and series A preferred stock.

One of the factors that will influence the price of our common stock and series A preferred stock will be the dividend yield on our common stock and series A preferred stock relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock and series A preferred stock to go down. The trading price of shares of our common stock and series A preferred stock would also depend on many other factors, which may change from time to time, including:

•	prevailing interest rates;

•	the market for similar securities;

•	the attractiveness of REIT securities in comparison to the securities of other companies, taking into account, among other things, the higher tax rates imposed on dividends paid by REITs;

•	government action or regulation;

•	general economic conditions; and

•	our financial condition, performance and prospects.

Our revolving credit facility prohibits us from redeeming our common stock and series A preferred stock and may limit our ability to pay dividends on our common stock and series A preferred stock.

Our revolving credit facility prohibits us from redeeming or otherwise repurchasing any shares of our capital stock, including the common stock and series A preferred stock. Our revolving credit facility also prohibits us from distributing to our stockholders more than 95% of our “funds from operations” (as defined in our revolving credit facility) during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes. As a result, if we do not generate sufficient funds from operations (as defined in our revolving credit facility) during the twelve months preceding any common stock and series A preferred stock dividend payment date, we would not be able to pay all or a portion of the accumulated dividends payable to holders of our common stock and series A preferred stock on such payment date without causing a default under our revolving credit facility. In the event of a default under our revolving credit facility, we would be unable to borrow under our revolving credit facility and any amounts we have borrowed thereunder could become due and payable. We anticipate that the new revolving credit facility that we intend to enter into in connection with the CommonWealth acquisition will contain similar provisions.

Forward-Looking Statements

We make statements in this Form 10-K that are “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), which sets forth the safe harbor from civil liability provided for forward-looking statements. In particular, statements relating to our capital resources, portfolio performance and results of operations contain forward-looking statements. In addition, all of the statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will occur as described (or that they will occur at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,’’ “expects,’’ “may,’’ “will,’’ “should,’’ “seeks,’’ “approximately,’’ “intends,’’ “plans,’’ “pro forma,’’ “estimates’’ or “anticipates’’ or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in Southern California, Arizona, Colorado or Texas;

•	general economic conditions;

•	future terrorist attacks in the U.S.;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions, including the pending acquisitions of the CommonWealth portfolio and San Diego Tech Center;

•	our failure to successfully operate acquired properties and operations, including the properties in the pending acquisitions of the CommonWealth portfolio and San Diego Tech Center;

•	difficulties in disposing of identified properties at attractive valuations or at all;

•	our failure to reduce our level of indebtedness;

•	our failure to successfully develop properties;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section of this Form 10-K entitled “Risk Factors.’’

ITEM 2.	PROPERTIES

Existing Portfolio

At December 31, 2004, our portfolio, all 100% owned, totaled approximately 16.0 million square feet, consisting of 13 office and retail properties with approximately 9.9 million net rentable square feet, one 350-room hotel with 266,000 square feet, and combined on- and off-site parking of approximately 5.9 million square feet, accommodating 21,761 vehicles under monthly contract. We also own undeveloped land adjacent to existing office properties that we believe can support up to approximately 3.5 million square feet of mixed-use improvements.

The following table summarizes our existing portfolio as of December 31, 2004:

Office Properties	Location	Number of Tenants	Number of Buildings	Year Built/ Renovated	Net Rentable Square Feet (1) (2)	Percentage of Net Rentable Square Feet	Percent Leased	Annualized Rent ($000's) (3)	Percent Annualized Rent	Annualized Rent Per Leased Square Foot(4)

Los Angeles Central Business District
Wells Fargo Tower	Los Angeles	65	2	1982	1,381,646	14.0%	85.1%	$21,924	12.0%	$18.65
US Bank Tower	Los Angeles	40	1	1989	1,379,488	14.0%	89.1%	34,779	19.0%	28.29
Gas Company Tower (5)	Los Angeles	16	1	1991	1,335,964	13.5%	98.5%	32,162	17.5%	24.43
KPMG Tower	Los Angeles	25	1	1983	1,133,563	11.5%	91.8%	20,118	11.0%	19.34
One California Plaza (6)	Los Angeles	32	1	1985	984,170	10.0%	92.4%	13,919	7.6%	15.30
Subtotal Los Angeles Central Business District		178	6		6,214,831	63.0%	91.3%	122,902	67.1%	21.67

Santa Monica Professional and Entertainment Submarket
Lantana Media Campus	Santa Monica	17	3	1989/2001	330,259	3.3%	88.8%	8,962	4.9%	30.55
Subtotal Santa Monica Professional and Entertainment Submarket		17	3		330,259	3.3%	88.8%	8,962	4.9%	30.55

Tri-Cities
Plaza Las Fuentes (6)	Pasadena	14	4	1989	185,813	1.9%	99.7%	3,454	1.9%	18.65
Glendale Center	Glendale	4	2	1973/1996	382,888	3.9%	100.0%	7,417	4.0%	19.37
Subtotal Tri-Cities		18	6		568,701	5.8%	99.9%	10,871	5.9%	19.14

Cerritos
Cerritos Corporate Center Phase I (6)	Cerritos	1	1	1999	221,968	2.2%	100.0%	5,368	2.9%	24.18
Cerritos Corporate Center Phase II (6)	Cerritos	-	1	2001	104,567	1.1%	100.0%	2,141	1.2%	20.48
Subtotal Cerritos		1	2		326,535	3.3%	100.0%	7,509	4.1%	23.00

Total Los Angles County		214	17		7,440,326	75.4%	92.2%	150,244	82.0%	21.90

John Wayne Airport Submarket
Washington Mutual Irvine Campus	Irvine	1	4	1989/2004	414,595	4.2%	100.0%	8,384	4.6%	20.22
Park Place I	Irvine	42	7	1977/2002	1,742,833	17.7%	90.2%	20,169	11.0%	12.84
Park Place II	Irvine	30	8	1977/2002	271,298	2.7%	62.6%	4,355	2.4%	25.65
Subtotal John Wayne Airport Submarket		73	19		2,428,726	24.6%	88.8%	32,908	18.0%	15.26

Total Orange County		73	19		2,428,726	24.6%	88.8%	32,908	18.0%	15.26

Portfolio Total / Weighted Average:		287	36		9,869,052	100.0%	91.3%	$183,152	100.0%	$20.32

Garage Properties	Vehicle Capacity (7)	Vehicles Under Monthly Contract(8)	Percentage Of Vehicle Capacity Under Monthly Contract(9)	Square Feet

On-Site Parking	17,077	18,768	109.9%	4,915,147
Off-Site Garages (10)	2,749	2,993	108.9%	958,087
Total / Weighted Average:	19,826	21,761	109.8%	5,873,234

Hotel Properties	Location	Percent Ownership	Year Built	Square Feet	Available Rooms	Average Occupancy(11)	Average Daily Rate(12)	Revenue Per Available Room(13)

Westin® Pasadena(6)	Pasadena	100	1989	266,000	350	73.96%	$142.00	$105.03
Total Existing Portfolio
Square Footage:				16,008,286
__________
(1)	Net rentable square feet as it relates to our office properties includes retail and storage space, but excludes on-site parking.

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

(3)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2004. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect for the twelve months ending December 31, 2004 were $2,497,421 of base rent abatements and $1,367,321 of operating expense abatements.

(4)	Annualized rent per leased square foot represents annualized rent as computed above, divided by the total square feet under lease as of the same date.

(5)	Includes 28,761 net rentable square feet of office space at our 808 South Olive garage with annualized rent of $186,335 as of December 31, 2004.

(6)	We hold a leasehold interest in this property under a long-term ground lease.

(7)	Vehicle capacity represents total estimated available parking spaces, including aisle area.

(8)	Vehicles under monthly contract represents the total amount of monthly parking passes for which we collected a fixed amount as of December 31, 2004.

(9)
Percentage of vehicle capacity under monthly contract represents vehicles under monthly contract divided by vehicle capacity. Due to tenants utilizing our garages at varying times, we are able to sell monthly contracts in excess of vehicle capacity; thus, percentage of vehicle capacity under monthly contract may exceed 100% of the vehicle capacity in our garages.

(10)	Our off-site garages consist of our X-2, Westlawn and 808 South Olive garages, all in the LACBD.

(11)	Average occupancy represents the number of occupied rooms in the applicable period divided by the product of the total number of rooms and 365 days in the period.

(12)	Average daily rate represents the total room revenue for the applicable period divided by the number of occupied rooms.

(13)
Revenue per available room, or REVPAR, represents the total room revenue per total available rooms for the applicable period and is calculated by multiplying average occupancy by the average daily rate.

Tenant Information

Our office portfolio is currently leased to 287 tenants, many of which are nationally recognized firms in the financial services, entertainment, accounting and law sectors. The following table sets forth information regarding the 20 largest tenants in our office portfolio based on annualized rent as of December 31, 2004:

Tenant	Number of Locations	Annualized Rent (1) ($000’s)	Percentage of Total Annualized Rent	Total Leased Square Feet	Percentage of Aggregate Leased Square Feet of Existing Portfolio	Weighted Average Remaining Lease Term (in Months)	S & P Credit Rating / National Recognition (3)

Rated
Southern California Gas Company	1	$16,808	9.2%	576,516	6.4%	82	A
Wells Fargo Bank	2	10,637	5.8%	432,424	4.8%	62	AA
Sempra (Pacific Enterprises)	1	8,505	4.6%	225,756	2.5%	66	A
Washington Mutual, FA	1	8,384	4.6%	414,595	4.6%	84	A
AT&T Wireless	2	7,509	4.1%	326,535	3.6%	104	A
ConAgra, Inc.	1	4,989	2.7%	393,317	4.4%	68	BBB+
Los Angeles Unified School District	1	4,979	2.7%	260,498	2.9%	17	AA-
Bank of America	2	3,485	1.9%	198,861	2.2%	65	AA-
Disney Enterprises	1	3,086	1.7%	156,215	1.7%	78	BBB+
US Bank	1	2,513	1.4%	121,645	1.4%	126	AA-

Total Rated / Weighted Average (2)		70,895	38.7%	3,106,362	34.5%	74

Total Investment Grade Tenants		87,938	48.0%	4,276,979	47.4%

Unrated - Nationally Recognized
Latham & Watkins	2	9,723	5.3%	361,524	4.0%	72	4th Largest US Law Firm
Gibson Dunn & Crutcher	1	6,103	3.3%	268,268	3.0%	155	14th Largest US Law Firm
Jones, Day, Reavis & Pogue	1	4,982	2.7%	152,166	1.7%	22	3rd Largest US Law Firm
Morrison & Foerster	1	4,366	2.4%	192,775	2.1%	82	22nd Largest US Law Firm
Munger Tolles & Olson	1	3,835	2.1%	160,682	1.8%	206	Prominent Regional Law Firm
Bingham McCutchen	2	3,622	2.0%	182,393	2.0%	62	26th Largest US Law Firm
KPMG	1	2,943	1.6%	175,525	1.9%	114	4th Largest US Accounting Firm
White & Case	1	2,844	1.6%	94,804	1.1%	83	7th Largest US Law Firm
JR Motion Picture Holding Company	1	2,506	1.4%	62,087	0.7%	34	Nationally Recognized Production Studio
Sidley Austin Brown & Wood	1	2,200	1.2%	147,237	1.6%	48	5th Largest US Law Firm

Total Unrated / Weighted Average (2)		43,124	23.6%	1,797,461	19.9%	94

Total Nationally Recognized Tenants		59,389	32.4%	2,891,047	32.1%

Total / Weighted Average (2)		$114,019	62.3%	4,903,823	54.4%	81

Total Investment Grade or Nationally Recognized Tenants		$147,327	80.4%	7,168,026	79.5%
__________
(1)
Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2004, multiplied by 12; for those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on the net rentable square feet leased by each tenant.

(3)	Standard & Poor’s credit ratings are as of December 31, 2004, and rankings of law firms are based on total gross revenue in 2003 as reported by American Lawyer Media's LAW.com.

As of December 31, 2004, we had 287 tenants. The following table presents the diversification of the tenants occupying space in our portfolio by industry as of December 31, 2004.

NAICS Code	North American Industrial Classification System Description	Annualized Rent ($000's)	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Percentage of Annualized Rent

5411	Legal Services	$52,389	2,458,210	27.2%	28.6%
521 - 525	Finance and Insurance	44,208	2,318,516	25.7%	24.1%
511 - 518	Information	22,486	923,640	10.2%	12.3%
221	Utilities	16,808	576,516	6.4%	9.2%
484 - 492	Transportation and Warehousing	11,703	523,396	5.8%	6.4%
311 - 339	Manufacturing	9,568	723,607	8.0%	5.2%
541	Professional, Scientific & Technical Services	8,118	516,847	5.7%	4.4%
611	Educational Services	5,646	308,283	3.4%	3.1%
721 - 722	Accommodation and Food Services	5,540	266,526	3.0%	3.0%
531 - 532	Real Estate and Rental and Leasing	1,803	96,715	1.1%	1.0%
561	Administration and Support & Waste Management and Remediation Services	1,496	95,866	1.1%	0.8%
442 - 453	Retail Trade	997	61,781	0.7%	0.5%
811 - 813	Other Services (except Public Administration)	861	53,845	0.6%	0.5%
236	Construction	501	26,423	0.3%	0.3%
713	Arts, Entertainment, and Recreation	412	32,908	0.4%	0.2%
551	Management of Companies and Enterprises	297	19,068	0.2%	0.2%
621	Health Care and Social Assistance	260	8,073	0.1%	0.2%
927	Public Administration	59	4,671	0.1%	0.0%
		$183,152	9,014,891	100.0%	100.0%

Lease Terms

Our leases are typically structured for terms of five to ten years and usually require the purchase of a minimum number of monthly parking spaces at the property. Leases usually contain provisions permitting tenants to renew expiring leases at prevailing market rates. Most of our leases are triple net and modified gross leases. Triple net and modified gross leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking spaces. We are generally responsible for structural repairs.

Lease Distribution

The following table presents information relating to the distribution of leases in our office portfolio based on net rentable square feet under lease as of December 31, 2004:

Square Feet Under Lease	Number of Leases	Percent of all Leases	Total Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Rent ($000's)	Percentage of Annualized Rent

Less than 2,500	96	30.0%	111,279	1.2%	$2,902	1.6%
2,501-10,000	104	32.5%	556,336	6.2%	11,239	6.1%
10,001-20,000	40	12.5%	632,094	7.0%	10,157	5.5%
20,001-40,000	23	7.2%	694,892	7.7%	12,194	6.7%
40,001-100,000	33	10.3%	2,199,673	24.4%	40,629	22.2%
Greater than 100,000	24	7.5%	4,820,617	53.5%	106,031	57.9%

TOTAL	320	100.0%	9,014,891	100.0%	$183,152	100.0%

Lease Expirations

The following table presents a summary of lease expirations for our office portfolio for leases in place at December 31, 2004 plus available space, for each of the ten calendar years beginning January 1, 2005. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

Year	Number of Leases Expiring	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Rent ($000's)	Percentage of Gross Annualized Rent	Current Rent Per Leased Square Foot (1)	Rent per Leased Square Foot at Expiration (2)

Available		854,161	8.7%
2005	74	630,771	6.4%	$14,412	7.9%	$22.85	$23.22
2006	42	932,844	9.5%	19,380	10.6%	20.78	21.74
2007	50	600,707	6.1%	12,265	6.7%	20.42	21.97
2008	37	605,992	6.1%	9,659	5.3%	15.94	17.04
2009	33	812,094	8.2%	17,335	9.4%	21.35	22.68
2010	16	1,031,502	10.5%	20,294	11.1%	19.67	22.19
2011	15	1,551,430	15.7%	32,696	17.8%	21.07	26.93
2012	15	464,069	4.7%	7,909	4.3%	17.04	21.18
2013	15	841,879	8.5%	15,709	8.6%	18.66	21.81
2014	9	675,085	6.8%	13,152	7.2%	19.48	26.03
Thereafter	14	868,518	8.8%	20,341	11.1%	23.42	25.16
Total	320	9,869,052	100.0%	$183,152	100.0%	$20.32	$23.21
__________
(1)	Current rent per leased square foot represents current base rent, divided by total square feet under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the indicated dates, the percentage leased and annualized rent per leased square foot for our office portfolio:

Date	Percent Leased	Annualized Rent Per Leased Square Foot (1)

December 31, 2004	91.3%	$20.32
December 31, 2003	90.8%	22.05
December 31, 2002	90.7%	20.86
__________
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

Historical Tenant Improvements and Leasing Commissions (1)

The following table sets forth certain historical information regarding tenant concessions and leasing commission costs for tenants in our office portfolio through December 31, 2004. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they were actually paid.

	2004	2003	2002
Renewals (2)
Number of Leases	29	14	17
Square Feet	296,203	120,022	304,167
Tenant Concession Costs per Square Foot	$15.49	$30.66	$1.40
Leasing Commission Costs per Square Foot (3)	$5.98	$2.36	$5.05
Total Tenant Concession and Leasing Commission
Costs per Square Foot	$21.47	$33.02	$6.45
Costs per Square Foot per Year	$4.31	$6.24	$1.55

New / Modified Leases (4)
Number of Leases	48	36	15
Square Feet	453,301	851,316	135,265
Tenant Concession Costs per Square Foot	$36.28	$48.26	$31.25
Leasing Commission Costs per Square Foot (3)	$9.28	$4.78	$7.07
Total Tenant Concession and Leasing Commission
Costs per Square Foot	$45.56	$53.04	$38.32
Costs per Square Foot per Year	$4.26	$7.95	$4.84

Total
Number of Leases	77	50	32
Square Feet	749,504	971,338	439,432
Tenant Concession Costs per Square Foot	$28.06	$46.09	$10.59
Leasing Commission Costs per Square Foot (3)	$7.97	$4.48	$5.67
Total Tenant Concession and Leasing Commission
Costs per Square Foot	$36.03	$50.57	$16.26
Costs per Square Foot per Year	$4.20	$7.77	$3.06

__________
(1)
Based on leases executed during the period. Excludes leases of related parties and excludes build out costs for raw space. Tenant Concessions and Leasing Commissions for One California Plaza, Park Place I, Park Place II and Lantana Media Campus are included from the dates of acquisition, which are November 6, 2003, April 14, 2004, July 23, 2004 and December 16, 2004, respectively. There have been no tenant concessions and/or leasing commission activity at Washington Mutual Irvine Campus as this project was built by Washington Mutual Bank for its own use. Washington Mutual Bank is the only tenant at this point.

(2)	Does not include retained tenants that have relocated to new space or expanded into new space.

(3)	Leasing commission costs exclude any commission paid to related parties.

(4)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

Historical Capital Expenditures (1)

The following table sets forth certain information regarding historical non-recoverable and recoverable capital expenditures in our office portfolio for the years ended December 31, 2004, 2003 and 2002. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases, but are borne by us to the extent of the unleased space in our portfolio.

	Year Ended December 31,
	2004	2003	2002
Non-recoverable Capital Expenditures	$902,444	$151,512	$697,490
Total Square Feet (2)	6,783,532	5,783,068	5,720,536
Non-recoverable Capital Expenditures per Square Foot	$0.13	$0.03	$0.12

Recoverable Capital Expenditures (3)	$1,337,864	$1,294,506	$5,098,836
Total Square Feet (2)	6,783,532	5,783,068	5,720,536
Recoverable Capital Expenditures per Square Foot	$0.20	$0.22	$0.89
__________
(1)
Historical capital expenditures for each year shown reflect only properties owned or in which we had an interest for the entire year. One California Plaza was acquired on November 6, 2003 and had no recoverable or non-recoverable capital expenditures in 2003 following its acquisition. Park Place I was acquired on April 14, 2004 and had non-recoverable capital expenditures of $65,183 following its acquisition. There were no recoverable capital expenditures in this period. Park Place II was acquired on July 23, 2004. There was no recoverable or non-recoverable capital expenditure activity following the acquisition. Lantana Media Campus was acquired on December 16, 2004. There was no recoverable or non-recoverable capital expenditure activity following the acquisition.

(2)
The square footages of Cerritos Corporate Center Phases I and II and Washington Mutual Irvine Campus are deducted from the total square feet amount as the tenants pay for all capital expenditure activities. The variance in total square footage between periods presented may be attributable to remeasurement of building areas.

(3)
Recoverable capital improvements, such as equipment upgrades, are generally financed through a capital lease. The annual amortization, based on each asset's useful life, as well as any financing costs, are generally billed to tenants on an annual basis as payments are made. The amounts presented represent the total value of the improvements in the year they are made.

The following table sets forth certain information regarding historical capital expenditures at our hotel property through December 31, 2004:

Westin® Pasadena Hotel (1)	2004	2003	2002

Hotel Improvements and Equipment Replacements	$20,436	$440,341	$760,044
Total Hotel Revenue	$20,518,965	$18,449,302	$20,004,807
Hotel Improvements as a Percentage of Hotel Revenue	0.1%	2.4%	3.8%
Renovation and Upgrade Costs (2)	$7,037,822	$953,257	$-
__________
(1)	The Westin® Pasadena Hotel operated under a Doubletree® flag until it was rebranded on December 20, 2002.

(2)
The Westin® Pasadena Hotel is undergoing certain renovations through August 2005. The re-branding, upgrading and renovation costs are estimated at $13.0 million, of which $3.5 million has been funded by Westin®.

Option and Undeveloped Properties

The following table summarizes our option and undeveloped portfolio as of December 31, 2004:

			As of December 31, 2004
Property	Location	Percentage Leased	Acreage	Developed / Developable Square Feet	Status

Option Properties (1)
1733 Ocean Avenue	Santa Monica, CA	40%	N/A	91,398	Complete
Western Asset Plaza	Pasadena, CA	98%	N/A	256,987	Complete
Water's Edge I (2)	Los Angeles, CA	100%	N/A	245,530	Complete
Water's Edge II (2)	Los Angeles, CA	N/A	2.0	130,000	Undeveloped
		Total Option Properties		723,915

Undeveloped Owned Properties
Lantana Media Campus	Santa Monica, CA	N/A	N/A	194,000	Undeveloped
Washington Mutual Irvine Campus	Irvine, CA	N/A	3.6	145,000	Undeveloped
Park Place II	Irvine, CA	N/A	N/A	2,900,000	Undeveloped
Glendale Center - Phase II	Glendale, CA	N/A	2.0	300,000	Undeveloped
		Total Undeveloped Properties		3,539,000
__________
(1)	We hold options at various terms for these properties.

(2)	We hold an option on a one-eighth partnership interest in Water’s Edge I and II.

We have entered into the following option agreements with entities controlled by Mr. Maguire, granting our operating partnership the right to acquire each of the following three option properties or interests therein.

1733 Ocean Avenue

Under our option to acquire 1733 Ocean Avenue, we may acquire from Maguire Partners - 1733 Ocean, LLC, an entity affiliated with Mr. Maguire, its rights in the property, including the leasehold interest, the right of first refusal and the right of first negotiation, at any time prior to June 27, 2008 for Units with a value equal to the lower of fair market value and Mr. Maguire’s and related entities’ cost related to the acquisition, financing, leasing, entitlement, operation, maintenance and development of the property plus an 8% per annum return on their net equity investment in the property. The option price is payable in Units and through assumption of indebtedness. We have a right of first refusal during the longer of the option term and the term of Mr. Maguire’s non-competition agreement with respect to any proposed sale of 1733 Ocean Avenue at the lower of the price set forth above and any proposed offer price to a third party. Our option expires on June 27, 2008, or earlier if we do not exercise our right of first refusal and the property is transferred to a third party.

Western Asset Plaza

Under our option to acquire Western Asset Plaza under an agreement with Maguire Partners - WAP, LLC, an entity affiliated with Mr. Maguire, we may acquire the property at anytime prior to December 11, 2008 for Units with a value equal to Mr. Maguire’s and related entities’ costs related to the acquisition, financing, leasing, entitlement, operation, maintenance and development of the property plus an 8% per annum return on their net equity investment in the property. The option price is payable in Units and through the assumption of indebtedness. We have a right of first refusal during the longer of the option term and the term of Mr. Maguire’s non-competition agreement with respect to any proposed sale of Western Asset Plaza at the lower of the price set forth above and any proposed offer price to a third party. Our option expires on December 11, 2008, or earlier if we do not exercise our right of first refusal and the property is transferred to a third party.

Playa Vista - Water’s Edge

Under our option to acquire the 12.5% interest in the entity that owns the Water’s Edge development currently held by Maguire Partners PV - Investor Partnership, L.P., an entity controlled by Mr. Maguire, we may acquire that interest at any time prior to June 27, 2008 for Units with a value equal to the investment of Mr. Maguire and related entities in such 12.5% interest, plus an 8% per annum return on their net equity investment in such interest. Mr. Maguire owns a 100% interest in the Water’s Edge development. The option price is payable in Units and through the assumption of indebtedness. We have a right of first refusal during the longer of the option term and Mr. Maguire’s non-competition agreement with respect to the proposed sale of this 12.5% interest at the lower of the price set forth above and any proposed offer price to a third party. Our option expires on June 27, 2008 or if we do not exercise our right of first refusal and the interests are transferred to a third party.

Right of First Offer

We have a right of first offer relating to Solana, a 1.4 million square foot office, hotel and retail property in the Dallas/Ft. Worth, Texas area, and the 322-acre Solana land parcel, each of which is controlled by Mr. Maguire. Pursuant to this right, we may make a first offer to purchase these properties if these entities of Mr. Maguire decide to sell them or, alternatively, match the terms of an unsolicited third-party offer. If we make an offer that is rejected or elect not to match the unsolicited offer, these entities of Mr. Maguire can sell the property or properties on which we made an offer, but only to a third-party within 120 days, on terms that are as good or better to the selling entity than the terms of our offer. Any purchase by us of these properties is required to be paid by us with Units, with each Unit valued at the then-fair market value of a share of our common stock, or, if we and the applicable property owner(s) agree(s), in cash.

Secured Debt

As of December 31, 2004, we had approximately $1.80 billion of outstanding consolidated debt. This indebtedness was comprised of nine mortgages secured by ten of our properties (the US Bank, Gas Company, Wells Fargo and KPMG Towers, One California Plaza, Glendale Center, 808 South Olive garage, Park Place I, Washington Mutual Irvine Campus and Lantana Media Campus), two mezzanine loans secured by a pledge of the equity interests in the fee owners of 808 South Olive garage and Gas Company Tower, a bridge loan, which beginning January 24, 2005 is secured by Park Place II, and a line of credit secured by Plaza Las Fuentes and Cerritos Corporate Center Phases I and II for which $20.0 million of advances were outstanding as of December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 8, Note 5, of Notes to Consolidated and Combined Financial Statements” included in this Form 10-K. We anticipate that we will incur approximately $1.7 billion of additional secured debt in connection with our acquisition of the CommonWealth portfolio and approximately $150.0 million in connection with our acquisition of San Diego Tech Center.

ITEM 3.	LEGAL PROCEEDINGS

Tax Litigation Matter

We are Petitioner in a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that two of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS has asserted that these costs should be treated as non-depreciable costs associated with the land. The United States Tax Court has issued a “memorandum findings of fact and opinion.” The Court held that in each case the payment made to the Community Redevelopment Agency represented both a payment for a “variation” to build each building and a payment comparable to “zoning” change. The amount allocated to the “variation” is depreciated as a cost of developing each project. The amount allocated to the zoning change is a cost allocable to the land and is not subject depreciation. Based on the result, we will have less annual tax depreciation by an amount that is not material to our financial condition or results of operations. We have 90 days from the date the decision is entered to appeal this decision or 30 days from February 28, 2005 to file a Motion for Reconsideration. As of the date of this filing, the decision has not been entered by the Court nor has the Company made a determination on whether or not to appeal or file for reconsideration.

Other Litigation or Claims

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “MPG” since June 25, 2003. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Last	Distributions
Period June 25, 2003 to June 30, 2003	$19.40	$19.00	$19.25	$0.0176
Quarter Ended September 30, 2003	$21.00	$19.00	$20.50	$0.4000
Quarter Ended December 31, 2003	$24.46	$20.32	$24.30	$0.4000
Quarter Ended March 31, 2004	$25.60	$22.55	$25.60	$0.4000
Quarter Ended June 30, 2004	$26.51	$20.95	$24.77	$0.4000
Quarter Ended September 30, 2004	$25.65	$22.41	$24.31	$0.4000
Quarter Ended December 31, 2004	$27.96	$23.35	$27.46	$0.4000

The closing price of our common stock as of March 8, 2005 was $25.95.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

Subject to the distribution requirements applicable to REITs under the Code, we intend, to the extent practicable, to invest substantially all of the proceeds from sales and refinancings of our assets in real estate-related assets and other assets. We may, however, under certain circumstances, make a distribution of capital or of assets. Such distributions, if any, will be made at the discretion of our board of directors. Distributions will be made in cash to the extent that cash is available for distribution.

As of March 8, 2005, there were 32 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

•
the real estate operations for certain entities that owned Plaza Las Fuentes and the Westin® Pasadena Hotel, Gas Company Tower (beginning December 21, 2000), 808 South Olive garage (beginning December 21, 2000) and KPMG Tower (beginning September 13, 2002); and

•
investments in and equity in net income or loss from the operations for certain real estate entities that owned Gas Company Tower, 808 South Olive garage and KPMG Tower prior to the dates listed above and US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

The owners of the Predecessor were Mr. Maguire and certain others who had minor ownership interests.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

THE COMPANY AND THE PREDECESSOR
(in thousands except for share data)

	The Company		The Predecessor
		Period	Period
		June 27, 2003	January 1, 2003
	Year Ended	through	through	Year Ended
	December 31, 2004	December 31, 2003	June 26, 2003	December 31, 2002	December 31, 2001	December 31, 2000

Statement of Operations Data:
Rental revenues	$187,748	$73,084	$28,732	$44,266	$39,028	$4,750
Tenant reimbursements	79,664	35,181	13,367	20,234	14,977	2,056
Hotel operations	20,519	9,711	8,738	20,005	19,346	23,879
Other revenues	38,783	19,396	8,220	15,993	13,644	8,005
Total revenues	326,714	137,372	59,057	100,498	86,995	38,690

Rental property operating and maintenance expenses	69,245	27,600	12,277	17,006	12,333	3,076
Hotel operating and maintenance expenses	14,497	6,925	6,863	15,556	13,735	15,554
Real estate taxes	24,430	10,775	2,962	4,532	3,760	607
Parking expenses	9,293	3,733	1,295	1,727	1,316	35
General and administrative and other	20,187	25,284	15,275	16,960	12,918	12,376
Depreciation and amortization expense	86,587	30,811	11,387	16,774	14,410	3,546
Interest expense	64,235	26,206	24,853	38,975	45,772	34,511
Loss from early extinguishment of debt	791	46,760	6,667	3,967	-	-
Total expenses	289,265	178,094	81,579	115,497	104,244	69,705

Income (loss) before equity in net income (loss) of real estate entities and minority interests	37,449	(40,722)	(22,522)	(14,999)	(17,249)	(31,015)
Equity in net income (loss) of uncombined real estate entities	-	(25)	1,648	(162)	(2,679)	3,065
Income (loss) before gain on forgiveness of debt and minority interests	37,449	(40,747)	(20,874)	(15,161)	(19,928)	(27,950)

Gain on forgiveness of debt	-	-	-	-	-	161,159
Minority interests	(3,982)	9,731	(275)	465	2,359	180
Net income (loss)	33,467	(31,016)	$(21,149)	$(14,696)	$(17,569)	$133,389

Preferred stock dividends	(17,899)	-
Net income (loss) available to common shareholders	$15,568	$(31,016)

Basic income (loss) per share	$0.37	$(0.74)
Diluted income (loss) per share	$0.36	$(0.74)

Weighted-average common shares outstanding:
Basic	42,504,134	42,009,487

Diluted	42,679,124	42,009,487

Cash dividends declared per common share	$1.60	$0.82

		The Company December 31,		The Predecessor December 31,
		2004	2003	2002	2001	2000

Balance Sheet Data (at end of period):
Investments in real estate, net		$2,220,665	$1,553,449	$549,384	$400,653	$406,471
Total assets		2,603,894	1,805,918	622,039	435,746	440,531
Mortgage and other secured loans		1,805,450	1,211,250	658,038	451,534	445,296
Total liabilities		1,994,329	1,373,916	781,207	556,669	538,046
Minority interests (deficit)		72,198	88,578	(12,889)	(12,424)	(10,065)
Stockholders'/owners' equity (deficit)		537,367	343,424	(146,279)	(108,499)	(87,450)
Total liabilities and stockholders'/owners' equity		2,603,894	1,805,918	622,039	435,746	440,531

Cash flows from (for the year ended):
Operating activities		$105,113	$(70,826)	$3,283	$6,993	$(3,851)
Investing activities		(614,155)	(446,513)	(28,024)	(2,889)	(20,538)
Financing activities		529,802	558,098	25,598	(4,066)	25,582

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors.”

Overview

We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the LACBD, have a significant presence in the John Wayne Airport submarket of Orange County and are primarily focused on owning and operating high quality office properties in the high-barrier-to-entry Southern California market. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2004, investment grade rated tenants generated 48.0% of the annualized rent of our office portfolio, and nationally recognized professional service firms generated an additional 32.4% of the annualized rent of our office portfolio. The weighted-average remaining lease term of our office portfolio tenants was approximately six years as of December 31, 2004.

Our company was formed on June 26, 2002. During the period from our formation until we commenced operations upon consummation of our IPO on June 27, 2003, we did not have any material corporate activity other than the issuance of 100 shares of our common stock to Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in connection with the initial capitalization of our company. Because we believe that a discussion of our results prior to the consummation of our IPO would not be meaningful, we have set forth below a discussion of our results of operations for the year ended December 31, 2004, and our and the Predecessor’s historical results of operations for the year ended December 31, 2003.

The Predecessor’s combined historical financial information includes the following entities, which are a subset of the entities referred to collectively as the “Maguire Organization” for the period January 1, 2003 through June 26, 2003 and the year ended December 31, 2002:

•	the property management, leasing and real estate development operations of Maguire Partners Development, Ltd.;

•	the real estate operations for the entities that owned Plaza Las Fuentes and the Westin® Pasadena Hotel, Gas Company Tower, 808 South Olive garage and KPMG Tower (beginning September 13, 2002); and

•
investments in and equity in net income or loss from the operations of the real estate entities that owned KPMG Tower for the period from January 1, 2002 through September 13, 2002 and US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

The owners of the Predecessor were Mr. Maguire and certain others who had minor ownership interests.

Upon consummation of our IPO, we acquired the remaining third-party interests in US Bank Tower and Wells Fargo Tower and we acquired Cerritos Corporate Center, a 326,535 square foot office complex consisting of two Class A office properties, Cerritos Corporate Center Phase I and Phase II, located in the Cerritos submarket of Los Angeles, California. We also repaid or refinanced most of the debt that we assumed in connection with our IPO. Subsequent to our IPO, we completed the following significant transactions:

•
On August 29, 2003, we completed the acquisition of the remaining interests that we did not already own in Glendale Center, consisting of BankAmerica Realty Services Inc.’s 70% interest and Disney Enterprises’ distribution participation in the property. We also completed the defeasance of the existing $37.0 million property mortgage.

•	On October 14, 2003, we completed an $80.0 million, ten-year, interest only mortgage financing at a fixed rate

•	On October 14, 2003, we completed an $80.0 million, ten-year, interest only mortgage financing at a fixed rate of 5.73% for Glendale Center.

•
On November 6, 2003, we completed the acquisition of One California Plaza, a 981,667 square foot office building located in the Bunker Hill submarket of the LACBD. The purchase price was $225.0 million, which was funded through cash on hand and a $146.3 million, seven-year mortgage loan at a fixed rate of 4.73%.

•
On January 23, 2004, we completed the offering of 10 million shares of 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) (the “series A preferred stock”) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option.

•
On April 14, 2004, we completed the acquisition of the Park Place I office campus in Orange County, California from an affiliate of Blackstone Real Estate Advisors. The purchase price was approximately $260.0 million including the assumption of existing mortgage and mezzanine financing of approximately $164.0 million. The remainder of the purchase price was funded through proceeds of our series A preferred stock offering.

•
On July 23, 2004, we completed the acquisition of Park Place II in Orange County, California. The purchase price was approximately $215.0 million, which was partially funded through a $140.0 million bridge loan. The remainder of the purchase price was funded through proceeds of our series A preferred stock offering.

•	On November 1, 2004, we completed a $210.0 million, seven-year mortgage refinancing for KPMG Tower bearing interest at a fixed rate of 5.14%.

•	On November 9, 2004, we completed a $170.0 million, ten-year mortgage refinancing for Park Place I bearing interest at a fixed rate of 5.64%.

•
On November 22, 2004, we completed the acquisition of Washington Mutual Irvine Campus, a 16-acre office campus located in Irvine, California. The purchase price was approximately $151.2 million, which was partially funded through a $106.0 million, seven-year mortgage loan at a fixed interest rate of 5.07%. The remainder of the purchase price was funded with a one-year seller financed note payable at 2.82% per annum, collateralized with a letter of credit fully secured by a cash deposit also bearing interest at 2.82% per annum.

•
On December 16, 2004, we completed the acquisition of Lantana Media Campus, a 12-acre campus located in Santa Monica, California. The purchase price was approximately $136.8 million, which was partially funded through $18.8 million cash on hand and a $98.0 million, five-year mortgage loan at a fixed interest rate of 4.94%. The remainder of the purchase price was funded through our $100.0 million line of credit.

As of December 31, 2004, we owned:

•	13 office and retail properties (36 buildings) with approximately 9.9 million net rentable square feet;

•	a 350-room hotel with 266,000 square feet;

•	total on- and off-site parking of approximately 5.9 million square feet, which in total accommodates a capacity of over 19,000 vehicles;

•	an undeveloped two-acre land parcel adjacent to Glendale Center that we believe can support up to 300,000 net rentable square feet of office development;

•	an undeveloped land parcel located at Lantana Media Campus that we believe can support up to 194,000 net rentable square feet of office development;

•	an undeveloped land parcel located at Washington Mutual Campus that we believe can support up to 145,000 net rentable square feet of office development; and

•	land, a portion of which is undeveloped, as well as a development agreement relating to Park Place II that we believe can support up to 2.9 million square feet of mixed-use improvements.

Through our services companies, we also earn customary fees for the management and leasing of:

•	a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth, Texas area;

•	a 91,398 square foot office building in Santa Monica, California; and

•	a 256,987 square foot office building in Pasadena, California.

We also hold options to acquire 1733 Ocean Avenue in Santa Monica, California, Western Asset Plaza in Pasadena, California and a 12.5% interest in Playa Vista - Water’s Edge in West Los Angeles, California. We periodically evaluate market and property conditions to determine if conditions warrant more immediate consideration of the acquisition of these properties.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages and surface parking. We also receive income from providing management, leasing and real estate development services to our option and certain other properties. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rates to be paid, costs of tenant concessions, operating costs and real estate taxes, vacancy and general economic factors.

In 2004, rental and vacancy rates improved in our submarkets, especially those of the Santa Monica Professional and Entertainment submarket, the Tri-Cities and the Orange County submarkets. Our portfolio operating strategy during the year focused upon two principal leasing objectives: (i) to continue completing early renewals of key tenant leases and (ii) to lease vacant space in our buildings to creditworthy tenants and to negotiate renewals for soon to be expiring leases. In May 2004, we completed an early renewal and modification of our lease with the law firm of Munger, Tolles & Olsen at KPMG Tower. Pursuant to the terms of the modified lease, the original term was extended from 2007 to 2022 for 160,682 square feet, which is approximately 35,000 square feet more than the original lease. We do not currently anticipate entering into any more significant early lease renewals.

Factors Which May Influence Future Results of Operations

As of December 31, 2004, our office portfolio was 91.3% leased to 287 tenants compared to 90.8% leased to 196 tenants as of December 31, 2003. Approximately 6.4% of our leased square footage expires during 2005 and approximately 9.5% of our leased square footage expires during 2006. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates. The buildings we will be focusing on to increase occupancy include Wells Fargo Tower (85.1% leased at December 31, 2004), Lantana Media Campus (88.8% leased at December 31, 2004) and US Bank Tower (89.1% leased at December 31, 2004, reduced to 82.2% with the expiration of a 162,827 square feet lease in March 2005, of which 96,538 square feet is yet to be released).

Our corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants. We also intend to proceed with new developments, when prudent, utilizing our existing pipeline of entitlements.

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan and Orange County areas. We are optimistic that market conditions will continue to improve during 2005 as evidenced by reduced vacancy rates in 2004. However, this is contingent upon continued strong job growth in our markets.

We believe that, on a portfolio basis, rental rates on leases expiring in 2005 exceed those currently being achieved in our markets primarily due to one lease for 162,827 square feet at US Bank Tower that expires in March 2005 at significantly above-market rates and of which 96,538 square feet is yet to be released. In light of strengthening markets, on a portfolio basis, we believe that our in-place rental rates scheduled to expire in 2006 and 2007 have contractual rental rates that are at or below market rental rates that will be prevailing at that time.

However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates.

We have completed the renovation of guest rooms at the Westin® Pasadena Hotel. The operating performance of the hotel was negatively impacted during the third quarter of 2004 due to out of service rooms and reduced demand caused by the renovation. However, we saw improvement during the fourth quarter of 2004 in overall hotel operating performance with higher room rental and occupancy rates. The revenue per available room for the fourth quarter of 2004 was approximately $116, a 16.4% increase from the fourth quarter of 2003. The renovation of the public space is expected to cost $4.2 million and should be completed by the third quarter of 2005. This is not expected to have a significant adverse impact to the hotel results in 2005.

We believe that new real estate investments will have a significant impact on our future results of operations, including the 2004 acquisitions of Park Place I and Park Place II located in the John Wayne Airport submarket in Orange County, California, which together encompass a 105-acre project with approximately 1.9 million net rentable square feet of existing office and retail and entitlements that we believe can support up to an additional 2.9 million square feet of mixed-use improvements. In addition, we acquired Washington Mutual Irvine Campus, a 16-acre office campus with entitlements for a new 145,000 square foot building also located in the John Wayne Airport submarket in Orange County, California and Lantana Media Campus, a 12-acre entertainment campus with entitlements for two buildings totaling an additional 194,000 square feet located in Santa Monica, California. Since our IPO, we have completed the acquisition of more than $1.1 billion of office, retail and development properties, which were funded through mortgage loans, some of which were variable, but refinanced to fixed during the year to take advantage of the prevailing low interest rates, and net proceeds from our $250.0 million series A preferred stock offering earlier in the year. If interest rates continue to remain low, we may refinance more of our floating rate debt to fixed rate debt in 2005.

On January 27, 2005, we entered into an agreement with an affiliate of CommonWealth Partners, LLC (“CommonWealth”) to acquire a number of assets from CommonWealth’s Fifth Street Properties Portfolio, a portfolio of office properties owned through a partnership with Rockefeller Group International, Inc. and the California Public Employees Retirement System. The portfolio consists of ten Class A office properties (24 buildings) totaling approximately 5.0 million square feet located in Southern California, Arizona, Colorado and Texas as well as land and development agreements that we believe can support up to 1.5 million square feet of mixed-use improvements. The purchase price is approximately $1.51 billion, including the assumption of $155.0 million of debt. The remaining purchase price of $1.36 billion is expected to be funded with approximately $1.0 billion in mortgage debt secured by nine of the properties and proceeds from a $450.0 million senior secured term loan. We expect to close the acquisition on or about March 15, 2005. During 2005, we intend to dispose of five non-strategic assets including three properties in Glendale, California and one each in Austin, Texas and Phoenix, Arizona. The timing of dispositions and the price achieved will impact our ability to return to a leverage-level more consistent with our long-term ratio objectives.

On February 25, 2005, we entered into an agreement with CalWest Industrial Holdings, LLC (“CalWest”) to acquire San Diego Tech Center, a 38-acre office campus comprised of 11 office buildings totaling approximately 647,000 square feet and developable land that we believe can support approximately 1.2 million square feet. The project is located in Sorrento Mesa, San Diego County, California. The purchase price is $185.0 million. The acquisition is expected to be funded with proceeds from the new $450.0 million senior secured term loan that we will enter into in connection with the CommonWealth portfolio and new mortgage financing. We expect to close the acquisition on or about April 4, 2005.

Current Submarket Information

LACBD, California. There have been signs of improvement in market conditions in the LACBD submarket during the past year, as demonstrated by decreasing vacancy and increasing rental rates as well as steady tenant interest in our LACBD projects. These trends are expected to continue throughout 2005. On December 31, 2004, our LACBD portfolio was 91.3% leased, with approximately 544,000 square feet available for lease. Throughout 2005, we will be focused on increasing occupancy in our current LACBD properties as well as in the new property we will be acquiring with the CommonWealth portfolio. Our primary leasing focus will be to re-lease the following large blocks of currently leased spaces, which are expected to be available in 2005 and 2006: a 162,867 square foot Wells Fargo bank lease in US Bank Tower, which expires at the end of March 2005 (approximately 96,000 square feet is yet to be released), a 260,498 square foot Los Angeles Unified School District (“LAUSD”) lease in KPMG Tower, which expires in May 2005 (25,774 square feet) and June 2006 and a 152,166 square foot Jones, Day,

Reavis and Pogue lease in Gas Company Tower, which expires in November 2006. Of these three leases, only LAUSD’s lease is below current market rental rates.

Los Angeles County (excluding LACBD), California. Los Angeles County economic indicators are positive as the county’s Gross Metropolitan Product shows strong growth, which is projected to continue through 2005. In addition, decreasing vacancy rates and positive net absorption have been observed throughout the past year in both the Tri-Cities and Santa Monica professional and entertainment submarkets. On December 31, 2004, our Los Angeles County (excluding LACBD) portfolio was 96.9% leased, with approximately 37,000 square feet available for lease.

Orange County, California. We have seen positive trends in the current year, including a decrease in vacancy rates and a slight increase in rental rates. On December 31, 2004, our Orange County portfolio was 88.8% leased, with approximately 273,000 square feet available for lease. Our occupancy rate was lower than what we would normally expect due to the expiration of a significant lease at Park Place I during the fourth quarter of 2004. We have executed leases with a new tenant to release the space effective in the second quarter of 2005. If we factor in the effects of the new leases, our occupancy percentage for Orange County would be 95.9% and 94,000 square feet remain available for lease.

Critical Accounting Policies

Investments in Real Estate and Real Estate Entities

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated and combined financial statements. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated and combined statements of operations.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rent. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

Hotel revenues are recognized when the services are rendered to the hotel guests. Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Generally, 50% of leasing commissions are recognized upon the execution of the lease and the remainder upon tenant occupancy unless significant future contingencies exist. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

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

Related Party Transactions

We have receivables due from entities controlled by Mr. Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in the amount of $3.4 million and $2.1 million as of December 31, 2004 and December 31, 2003, respectively. These amounts are for management fees, development fees, leasing commissions and other operating expenses reimbursements. These development fees are not payable until the related property is stabilized and certain leasing and financial performance benchmarks have been attained or, at the latest, June 30, 2005.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003.

The results of operations for the year ended December 31, 2003 have been derived by combining our results of operations and cash flows for the period from June 27, 2003 (consummation of our IPO) through December 31, 2003 with the results of operations and cash flows of our Predecessor for the period from January 1, 2003 through June 26, 2003. Our results of operations for the year ended December 31, 2004 are not comparable to our and the Predecessor’s combined results of operations for the year ended December 31, 2003 due to the effects of our IPO and related formation and financing transactions in 2003, including acquiring the remaining third-party interests not previously owned by us in US Bank Tower, Wells Fargo Tower and Glendale Center, which we refer to as the Additional Interest Properties, and the repayment of a substantial portion of the debt we assumed, the impact of our preferred equity offering in January 2004 and property acquisitions since our IPO. Therefore, in the table below, we have separately presented the components of our consolidated and combined statements of operations for 2004 and 2003 that reflect the results of the properties that were wholly owned by us for the entirety of 2004 and 2003, which we refer to as the Same Properties Portfolio, as well as the results of operation of the Additional Interest Properties and the properties that we acquired in whole from unrelated third parties in 2004 and 2003, which we refer to as the Acquisition Properties, as identified below.

The Same Properties Portfolio for the periods presented below include Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, 808 South Olive Garage, KPMG Tower and our property management, leasing and development operations. Each of these was consolidated for both periods.

The Additional Interest Properties include US Bank Tower, Wells Fargo Tower and Glendale Center. We consolidated US Bank Tower and Wells Fargo Tower on June 27, 2003 and Glendale Center on August 28, 2003, when we acquired control of these properties upon the buy-out of all remaining third-party interests. Prior to those dates, these properties were accounted for under the equity method.

The Acquisition Properties include Cerritos Corporate Center Phases I and II from June 27, 2003, One California Plaza from November 6, 2003, Park Place I from April 15, 2004, Park Place II from July 26, 2004, Washington Mutual Irvine Campus from November 22, 2004 and Lantana Media Campus from December 16, 2004, the dates we acquired such properties.

Consolidated and Combined Statements of Operations Information
(in thousands)

	Same Properties				Additional Interests Properties		Acquisition Properties		Total Portfolio
			Increase/	%							Increase/	%
	2004	2003	Decrease	Change	2004	2003	2004	2003	2004	2003	Decrease	Change

Revenues:
Rental	$59,877	$58,368	$1,509	2.6%	$72,164	$36,898	$55,707	$6,550	$187,748	$101,816	$85,932	84.4%
Tenant reimbursements	29,389	28,787	602	2.1%	31,025	16,044	19,250	3,717	79,664	48,548	31,116	64.1%
Hotel operations	20,519	18,449	2,070	11.2%	-	-	-	-	20,519	18,449	2,070	11.2%
Parking	12,716	12,091	625	5.2%	14,929	6,848	6,152	429	33,797	19,368	14,429	74.5%
Management, leasing and development services to affiliates	2,278	5,108	(2,830)	-55.4%	-	-	-	-	2,278	5,108	(2,830)	-55.4%
Interest and other	2,127	2,918	(791)	-27.1%	241	219	340	3	2,708	3,140	(432)	-13.8%
Total revenues	126,906	125,721	1,185	0.9%	118,359	60,009	81,449	10,699	326,714	196,429	130,285	66.3%

Expenses:
Rental property operating and maintenance	21,308	23,490	(2,182)	-9.3%	25,697	13,672	22,240	2,715	69,245	39,877	29,368	73.6%
Hotel operating and maintenance	14,497	13,788	709	5.1%	-	-	-	-	14,497	13,788	709	5.1%
Real estate taxes	8,277	7,824	453	5.8%	9,331	5,037	6,822	876	24,430	13,737	10,693	77.8%
Parking	2,760	2,533	227	9.0%	4,539	2,341	1,994	154	9,293	5,028	4,265	84.8%
General and administrative and other	18,073	39,915	(21,842)	-54.7%	-	270	2,114	374	20,187	40,559	(20,372)	-50.2%
Depreciation and amortization	30,073	25,799	4,274	16.6%	29,698	13,465	26,816	2,934	86,587	42,198	44,389	105.2%
Interest	18,517	29,547	(11,030)	-37.3%	30,405	20,284	15,313	1,228	64,235	51,059	13,176	25.8%
Loss from early extinguishment of debt	790	18,403	(17,613)	-95.7%	-	35,024	1	-	791	53,427	(52,636)	-98.5%
Total expenses	114,295	161,299	(47,004)	-29.1%	99,670	90,093	75,300	8,281	289,265	259,673	29,592	11.4%
Income (loss) before equity in net income of real estate entities and minority interests	12,611	(35,578)	48,189	135.4%	18,689	(30,084)	6,149	2,418	37,449	(63,244)	100,693	159.2%
Equity in net income of real estate entities	-	1,623	(1,623)	-100.0%	-	-	-	-	-	1,623	(1,623)	-100.0%
Minority interests									(3,982)	9,456	(13,438)	-142.1%
Net income (loss)	$12,611	$(33,955)	$46,566	137.1%	$18,689	$(30,084)	$6,149	$2,418	$33,467	$(52,165)	$85,632	164.2%

Presented below are combined statements of operations information for the Additional Interests Properties for the years ended December 31, 2004 and 2003. The amounts for these years include the results of operations of US Bank Tower, Wells Fargo Tower and Glendale Center as if they had been consolidated as of January 1, 2003. This combined information is presented to allow a more meaningful year-to-year comparison of the operating results of these properties. This is the information with respect to the Additional Interests Properties that we discuss, in following, in our comparison of the years ended December 31, 2004 and December 31, 2003.

Combined Statements of Operations Information
Additional Interests Properties
(in thousands)

	Year Ended		Increase/	%
	12/31/04	12/31/03	Decrease	Change

Revenues:
Rental	$72,164	$68,735	$3,429	5.0%
Tenant reimbursements	31,025	30,634	391	1.3%
Parking	14,929	13,510	1,419	10.5%
Interest and other	241	6,648	(6,407)	-96.4%
Total revenues	118,359	119,527	(1,168)	-1.0%

Expenses:
Rental property operating and maintenance	25,697	29,858	(4,161)	-13.9%
Real estate taxes	9,331	8,872	459	5.2%
Parking	4,539	4,288	251	5.9%
General and administrative and other	-	2,689	(2,689)	-100.0%
Depreciation and amortization	29,698	27,709	1,989	7.2%
Interest	30,405	40,680	(10,275)	-25.3%
Loss from early extinguishment of debt	-	35,024	(35,024)	-100.0%
Total expenses	99,670	149,120	(49,450)	-33.2%

Income before minority interests	$18,689	$(29,593)	$48,282	163.2%

Rental Revenue

Total portfolio rental revenue increased by $85.9 million, or 84.4%, primarily due to the consolidation of the Additional Interest Properties and the addition of the Acquisition Properties since the IPO.

Rental revenue for the Same Properties increased $1.5 million, or 2.6%. Increases in occupancy and higher average rental rates on new leases compared to existing leases were partially offset by the effects of the blend and extend program. The blend and extend program resulted in the restructuring and extension of two significant tenants’ above-market leases at Gas Company Tower and KPMG Tower that were originally scheduled to expire in 2006 to expirations through 2022 at lower rental rates.

Rental revenue for the Additional Interests Properties increased $3.4 million, or 5.0%, primarily due to the recalculation of straight-line rents from the dates we acquired control of US Bank Tower, Wells Fargo Tower and Glendale Center and amortization of above and below market rent values, all as a result of purchase accounting. This was partially offset by the effects of the blend and extend program for one significant tenant lease at US Bank Tower, whose lease now expires in 2015 at a reduced rental rate.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $31.1 million, or 64.1%, primarily due to the consolidation of the Additional Interests Properties, the addition of the Acquisition Properties and a $0.6 million increase in our Same Properties Portfolio.

Tenant reimbursement revenue for the Same Properties increased $0.6 million, or 2.1%, due to higher occupancy at Gas Company Tower and KPMG Tower, increases in reimbursable property tax expenses, and to a lesser extent, certain new leases allowing for higher reimbursements than leases that expired, offset by lower reimbursements for insurance costs due to reduction in such costs, as discussed below.

Tenant reimbursement revenue for the Additional Interests Properties increased $0.4 million, or 1.3%, primarily due to increased occupancy at Wells Fargo Tower and, to a lesser extent, higher property tax and other reimbursable expenses, offset by lower reimbursements for insurance costs due to reduction in such costs, as discussed below. In addition, during 2003, a tenant at US Bank Tower was not required to pay tenant reimbursements until July 2003, in accordance with its lease. This resulted in a full year of tenant reimbursement revenues in 2004 compared to a half year of tenant reimbursements in 2003.

Hotel Operations

Hotel operations revenue for the Westin® Pasadena Hotel increased 11.2% due to an increase in our average daily rate and increases in our occupancy for the first, second and fourth quarters of 2004, offset by a decrease in revenue during the third quarter of 2004 due to decreased occupancy resulting from our renovation activities. Our revenue for 2003 suffered from our conversion of the hotel from a Doubletree® to a Westin® and lower occupancy and room rates as a result of reduced travel in general that was caused by the expectation of and eventual war with Iraq. Contributing to the increase in our room rates in 2004 was a change in contractual terms with a major airline whereby the airline decreased the number of rooms they reserved on a nightly basis at a reduced rate. The rooms were made available for other groups and transient patrons and were rented at the market rate. Our room renovations, commenced on June 23, 2004 and completed on October 4, 2004, negatively impacted 2004 revenues. However, the newly completed renovations have had a positive impact on our room rates and occupancy levels as demonstrated in our fourth quarter performance statistics.

The 5.1% increase in hotel operating and maintenance expenses was in part due to increased occupancy. The increase was mitigated by more efficient operations of the hotel during 2004 compared to 2003, which suffered from the ongoing transition to a Westin®.

Parking Revenue

Total portfolio parking revenue increased $14.4 million, or 74.5%, primarily due to the consolidation of the Additional Interest Properties, the addition of the Acquisition Properties and a $0.6 million increase in our Same Properties Portfolio.

Parking revenue for the Same Properties and Additional Interest Properties increased primarily due to an increase in contractual parking rates across our portfolio in July 2004. Additionally, Wells Fargo Tower (an Additional Interest Property) experienced an increase in parking demand for one of its major tenants in 2004.

Management, Leasing and Development Services to Affiliates Revenue

Total portfolio management, leasing and development services to affiliates revenue decreased $2.8 million, or 55.4%, primarily due to our acquisition of the remaining third-party interests in the Additional Interest Properties in 2003, resulting in the elimination of such fees associated with those third-party interests.

Interest and Other Revenue

Total portfolio interest and other revenue decreased $0.4 million, or 13.8%, primarily due to a $2.3 million non-recurring lease termination fee earned in 2003 from a former tenant of the Gas Company Tower, partially offset by interest earned on uninvested proceeds from our $250.0 million series A preferred stock offering in January 2004.

Interest and other revenue for the Additional Interests Properties decreased $6.4 million primarily due to a $5.0 million lease termination fee earned in 2003 at US Bank Tower, lower interest income resulting from the May 2003 repayment of a note receivable from a US Bank Tower tenant and the August 2003 repayment of a note receivable held by Glendale Center.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $29.4 million, or 73.6%, due to the consolidation of the Additional Interest Properties and addition of the Acquisition Properties, partially offset by a $2.2 million decrease in our Same Properties Portfolio.

Rental property operating and maintenance expense for the Same Properties decreased $2.2 million, or 9.3%, primarily due to a reduction in insurance premiums and to a lesser extent a decrease in the allocation of certain professional services and leasing costs to the properties, which are now included in general and administrative expense. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio-wide in August 2004, which continues to generate additional savings.

Rental property operating and maintenance expense for the Additional Interests Properties decreased $4.2 million, or 13.9%. The 2004 total does not include any property management fees as such fees are eliminated in consolidation, while the 2003 total includes $1.4 million of management fees paid to the Predecessor, which were associated with the third-party interest we acquired in 2003. The remaining $2.8 million decrease primarily relates to the reduction in insurance premiums and the decrease in the allocation of certain professional services and leasing costs to the properties as discussed above.

Real Estate Taxes

Total portfolio real estate taxes increased $10.7 million, or 77.8%, primarily due to the consolidation of the Additional Interest Properties and the Acquisition Properties, as well as a $0.5 million increase in our Same Properties Portfolio.

The increase in our Same Properties Portfolio, as well as the $0.5 million increase in the Additional Interest Properties, is primarily due to additional accruals for real estate taxes.

Parking Expense

Total portfolio parking expenses increased $4.3 million, or 84.8%, primarily due to the consolidation of the Additional Interest Properties and the Acquisition Properties.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense decreased $20.4 million, or 50.2%, primarily due to expenses incurred in 2003 in connection with the consummation of our IPO that did not recur in 2004, partially offset by higher general and administrative expenses as a result of the growth in our business since the IPO.

Non-recurring expenses incurred in 2003 included the following:

•
$14.0 million in compensation expenses resulting from consummation of the IPO, including $6.5 million in fully vested stock granted to employees, $6.5 million in cash to fund the related tax obligations associated with the stock grant, as well as a $1.0 million cash bonus paid to a former employee upon consummation of the IPO;

•
$5.0 million related to the purchase of options, which expired unexercised, on forward starting swaps, or swaptions, as a hedge against interest rate movements prior to the date that we locked in the rates on debt incurred upon consummation of the IPO;

•	$3.0 million write-off of amounts due from a Maguire Organization property not contributed to us in the formation transaction; and

•	$1.8 million write-off of capitalized costs related to a terminated lease.

These reductions were partially offset by higher general and administrative expenses since the IPO, including:

•	higher personnel costs associated with increased headcount and corporate severance costs related to the restructuring of our leasing and marketing departments; and

•	higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation.

General and administrative and other expenses decreased $2.7 million for the Additional Interests Properties primarily due to the write-off of unamortized capitalized lease costs related to a US Bank Tower lease that was terminated in January 2003.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $44.4 million, or 105.2%, primarily due to the consolidation of the Additional Interest Properties and the Acquisition Properties, as well as a $4.3 million increase in our Same Properties Portfolio.

Depreciation and amortization expense for the Same Properties increased $4.3 million, primarily as a result of increased tenant improvements, lease concessions and other deferred lease costs.

Depreciation and amortization expense for the Additional Interest Properties increased $2.0 million, or 7.2%, as a result of our acquisitions of the remaining third-party interests in 2003 partially offset by additional amortization recorded in 2003 for a change in estimate of the value of a participation interest tenant concession at Glendale Center, which we purchased in August 2003 for $2.7 million. An estimate of the value of this concession, which was lower than the ultimate buy-out, was being amortized over the lease term prior to the buy-out.

Interest Expense

Total portfolio interest expense increased $13.2 million, or 25.8%.

Interest expense for the Same Properties decreased $11.0 million, or 37.3%, primarily due to the repayment of the KPMG Tower mezzanine loan, repayment of the loan on the Plaza Las Fuentes property, both upon consummation of our IPO, reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt offset by increased borrowings and a higher borrowing rate for the KPMG Tower mortgage, which we refinanced in November 2004. In addition, on October 10, 2003, we sold our $72.0 million fixed interest rate swap associated with the KPMG Tower mortgage loan and on July 28, 2004, we sold our $250.0 million fixed interest rate swap associated with the Gas Company Tower and 808 South Olive Garage loans. This reduced our interest payments to lower floating interest rates from the fixed interest rates we were paying under the swaps. The deferred gain on the sale of the swaps is being amortized as a reduction of interest expense over the remaining term of the swaps, which reduced interest expense by $1.9 million for the year ended December 31, 2004.

Interest expense for the Additional Interests Properties decreased $10.3 million, or 25.3%, primarily due to decreases in the borrowing rates on our debt, the repayment upon consummation of the IPO of mezzanine loans for US Bank Tower, and the $64.3 million reverse purchase agreement obtained on February 5, 2003 that was outstanding until the consummation of our IPO, partially offset by increased mortgage debt on US Bank Tower, Wells Fargo Tower and Glendale Center.

Loss from Early Extinguishment of Debt

Total portfolio loss from early extinguishment of debt decreased $52.6 million, or 98.5%. The loss on extinguishment of debt for 2003 for the Same Properties and Additional Interests Properties is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, all in connection with the repayment or defeasance of certain mortgages and other loans upon consummation of our IPO and on August 29, 2003, when the mortgage loan on Glendale Center was defeased. The loss on extinguishment of debt for 2004 is primarily due to the write-off of unamortized loan costs related to the November 2004 refinancing of the KPMG Tower debt.

Equity in Net Income of Real Estate Entities

Total portfolio equity in net income of uncombined real estate entities decreased $1.6 million due to the consolidation of the Additional Interest Properties during 2003.

Minority Interests

Minority interests increased $13.4 million to $4.0 million for the year ended December 31, 2004 compared to $(9.5) million for the year ended December 31, 2003, primarily due to income earned for the year ended December 31, 2004 compared to a loss incurred for year ended December 31, 2003, partially offset by the effect of dividends on our series A preferred stock beginning in January 2004.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002.

The results of operations for the year ended December 31, 2003 have been derived by combining our results of operations and cash flows for the period from June 27, 2003 (consummation of our IPO) through December 31, 2003 with the results of operations and cash flows of our Predecessor for the period January 1, 2003 through June 26, 2003. Our and the Predecessor’s combined results of operation for the year ended December 31, 2003 compared to the Predecessor’s results of operations for the year ended December 31, 2002 are not comparable due to the effects of our IPO and related formation and financing transactions in 2003. This includes the acquisition of the remaining third-party interests in the Additional Interest Properties, and the refinancing, repayment and defeasance of a substantial portion of the debt we assumed, and property acquisitions since our IPO. Therefore, in the table below, we have separately presented the components of our consolidated and combined statement of operations for 2003 and 2002 that reflect the results of the Same Properties Portfolio, the Additional Interest Properties and the Acquisition Properties, as identified below.

The Same Properties Portfolio for the periods presented below include Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, 808 South Olive Garage, and our property management, leasing and development operations. Each of these was consolidated for both periods.

The Additional Interest Properties include KPMG Tower, US Bank Tower, Wells Fargo Tower and Glendale Center. We consolidated KPMG Tower on September 13, 2002, US Bank Tower and Wells Fargo Tower on June 27, 2003 and Glendale Center on August 28, 2003, when we acquired control of these properties upon the buy-out of all remaining third-party interests. Prior to those dates, these properties were accounted for under the equity method.

The Acquisition Properties include Cerritos Corporate Center Phases I and II from June 27, 2003 and One California Plaza from November 6, 2003, the dates we acquired such properties.

Consolidated and Combined Statements of Operations Information
(In thousands)

	Same Properties				Additional Interests Properties		Acquisition Properties	Total Portfolio
	2003	2002	Increase/ Decrease	% Change	2003	2002	2003	2003	2002	Increase/ Decrease	% Change

Revenues:
Rental	$38,172	$37,949	$223	0.6%	$57,094	$6,317	$6,550	$101,816	$44,266	$57,550	130.0%
Tenant reimbursements	16,510	16,205	305	1.9%	28,321	4,029	3,717	48,548	20,234	28,314	139.9%
Hotel operations	18,449	20,005	(1,556)	-7.8%	-	-	-	18,449	20,005	(1,556)	-7.8%
Parking	6,342	6,257	85	1.4%	12,597	1,619	429	19,368	7,876	11,492	145.9%
Management, leasing and development services to affiliates	5,108	7,673	(2,565)	-33.4%	-	-	-	5,108	7,673	(2,565)	-33.4%
Interest and other	2,681	233	2,448	1,050.6%	456	211	3	3,140	444	2,696	607.2%
Total revenues	87,262	88,322	(1,060)	-1.2%	98,468	12,176	10,699	196,429	100,498	95,931	95.5%

Expenses:
Rental property operating and maintenance	13,279	12,525	754	6.0%	23,883	4,481	2,715	39,877	17,006	22,871	134.5%
Hotel operating and maintenance	13,709	15,556	(1,847)	-11.9%	79	-	-	13,788	15,556	(1,768)	-11.4%
Real estate taxes	4,693	3,881	812	20.9%	8,168	651	876	13,737	4,532	9,205	203.1%
Parking	1,405	1,367	38	2.8%	3,469	360	154	5,028	1,727	3,301	191.1%
General and administrative and other	39,576	16,960	22,616	133.3%	609	-	374	40,559	16,960	23,599	139.1%
Depreciation and amortization	14,915	14,653	262	1.8%	24,349	2,121	2,934	42,198	16,774	25,424	151.6%
Interest	19,024	31,914	(12,890)	-40.4%	30,807	7,061	1,228	51,059	38,975	12,084	31.0%
Loss from early extinguishment of debt	14,667	-	14,667	N/A	38,760	3,967	-	53,427	3,967	49,460	1,246.8%
Total expenses	121,268	96,856	24,412	25.2%	130,124	18,641	8,281	259,673	115,497	144,176	124.8%
Income (loss) before equity in net income (loss) of real estate entities and minority interests	(34,006)	(8,534)	(25,472)	-298.5%	(31,656)	(6,465)	2,418	(63,244)	(14,999)	(48,245)	-321.7%
Equity in net income (loss) of real estate entities	1,623	(162)	1,785	1,101.9%	-	-	-	1,623	(162)	1,785	1,101.9%
Minority interests								9,456	465	8,991	1,933.5%
Net income (loss)	$(32,383)	$(8,696)	$(23,687)	-272.4%	$(31,656)	$(6,465)	$2,418	$(52,165)	$(14,696)	$(37,469)	-255.0%

Presented below are combined statements of operations information for the Additional Interests Properties for the years ended December 31, 2003 and 2002. The amounts for these years include the results of operations of KPMG Tower, US Bank Tower, Wells Fargo Tower and Glendale Center as if they had been consolidated as of January 1, 2002. This combined information is presented to allow a more meaningful year-to-year comparison of the operating results of these properties. This is the information with respect to the Additional Interests Properties that we discuss, in following, in our comparison of the years ended December 31, 2003 and December 31, 2002.

Combined Statements of Operations Information
Additional Interests Properties
(In thousands)

	2003	2002	Increase/ Decrease	% Change

Revenues:
Rental	$88,979	$83,362	$5,617	6.7%
Tenant reimbursements	42,841	38,837	4,004	10.3%
Parking	19,259	18,783	476	2.5%
Interest and other	6,885	3,426	3,459	101.0%
Total revenues	157,964	144,408	13,556	9.4%

Expenses:
Rental property operating and maintenance	43,398	42,615	783	1.8%
Real estate taxes	12,043	9,515	2,528	26.6%
Parking	5,555	5,352	203	3.8%
General and administrative and other	2,689	150	2,539	1692.7%
Depreciation and amortization	38,594	26,718	11,876	44.4%
Interest	51,201	60,167	(8,966)	-14.9%
Loss from early extinguishment of debt	38,760	3,967	34,793	877.1%
Total expenses	192,240	148,484	43,756	29.5%

Net loss before minority interests	$(34,276)	$(4,076)	$(30,200)	-740.9%

Rental Revenue

Total portfolio rental revenue increased by $57.6 million, or 130.0%, primarily due to the consolidation of the Additional Interest Properties and the addition of the Acquisition Properties since our IPO.

Rental revenue for the Additional Interests Properties increased $5.6 million, or 6.7%, primarily due to the application of purchase accounting, which led to the recalculation of straight-line rents and amortization of acquired lease obligations, net of amortization of above-market leases from the dates we acquired control of US Bank Tower, Wells Fargo Tower, KPMG Tower and Glendale Center. Otherwise, rental revenue was consistent between years. Wells Fargo Tower and Glendale Center experienced relatively comparable occupancy for 2003 and 2002 while KPMG Tower experienced a small decline in occupancy in 2003. Rental revenue for US Bank Tower was comparable between years as higher rental rates on the US Bank lease commencing April 2003, which replaced most of the Andersen LLP space vacated in December 2002, offset lost revenue on that space during the first quarter of 2003.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $28.3 million, or 139.9%, primarily due to the consolidation of the Additional Interest Properties and the addition of the Acquisition Properties since our IPO.

Tenant reimbursement revenue for the Same Properties increased $0.3 million, or 1.9%, primarily as a result of an increase in property expenses, particularly in real estate taxes, which are discussed below, partially offset by a decrease resulting from a small decline in occupancy at Gas Company Tower.

Tenant reimbursement revenue for the Additional Interests Properties increased $4.0 million, or 10.3%, primarily due to increased expenses, particularly real estate taxes, which are discussed below, expense reimbursement credits granted to two tenants during 2002 that did not recur in 2003, reimbursement of cost saving improvements that were placed in service in early 2003 for Wells Fargo Tower and KPMG Tower, partially offset by decreases resulting from a small decline in occupancy at KPMG Tower in 2003 compared to 2002 and no tenant reimbursement revenue related to space vacated by Andersen LLP in US Bank Tower until the US Bank lease began in April 2003.

Hotel Operations

Hotel operations revenue decreased $1.6 million, or 7.8%. Hotel revenue decreased during the first half of 2003 compared to the corresponding period of 2002 as the result of lower occupancy and lower room rates, primarily due to several well-attended local events in the first quarter of 2002 that did not recur in 2003 and reduced travel in general and lower advance bookings by our former manager who was replaced when we converted from Doubletree® to Westin® in late December 2002. Hotel revenue for the second half of 2003 was comparable to the corresponding period in 2002. Hotel operating and maintenance expense decreased $1.8 million, or 11.4%. The decrease in hotel operating and maintenance costs relates primarily to non-recurring costs incurred in December 2002 related to the conversion of the hotel from a Doubletree® to a Westin®.

Parking Revenue

Total portfolio parking revenue increased $11.5 million, or 145.9%, primarily due to the consolidation of the Additional Interest Properties and to a lesser extent the acquisition of One California Plaza, an Acquisition Property. Parking revenues remained relatively stable at both the Same Properties and Additional Interests Properties.

Management, Leasing and Development Services to Affiliates Revenue

Total portfolio management, leasing and development services to affiliates revenue decreased $2.6 million, or 33.4%, primarily due to our acquisition of the remaining third-party interests in the Additional Interest Properties, resulting in the elimination of such fees, partially offset by an increase in development fees in 2003 due to the recognition of $1.9 million of development fees earned for the Western Asset Plaza development. Pursuant to the development agreement between us and the entity that owns Western Asset Plaza, which is controlled by Mr. Maguire, these development fees are not payable until the property is stabilized and certain leasing and financial performance benchmarks have been attained or, at the latest, June 30, 2005. Development work at Western Asset Plaza was completed and we earned the remaining development fees in the first quarter of 2004. The increase in 2003 development fees related to Western Asset Plaza was partially offset by $0.8 million in development fees recognized in 2002 for the Water’s Edge development.

Interest and Other Revenue

Total portfolio interest and other revenue increased $2.7 million, or 607.2%, primarily due to a $2.3 million lease termination fee earned from a former tenant of the Gas Company Tower.

The $3.5 million increase in interest and other revenue for the Additional Interests Properties relates primarily to a $5.0 million lease termination fee earned in 2003 related to the Andersen LLP lease termination in the US Bank Tower, partially offset by a $1.2 million reduction in interest income relating to a note receivable from a US Bank Tower tenant that was repaid in May 2003 and a $0.4 million lease termination fee earned in 2002 from another former US Bank Tower tenant.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $22.9 million, or 134.5%.

The $0.8 million increase in rental property operating and maintenance expense for the Same Properties and the $0.8 million increase for Additional Interests Properties were primarily due to the increase in insurance premiums on our properties that took effect during the second quarter of 2002, which resulted from the September 11, 2001 terrorist attacks.

Real Estate Taxes

Total portfolio real estate taxes increased $9.2 million, or 203.1%.

Real estate taxes for the Same Properties and the Additional Interests Properties increased primarily due to additional accruals for real estate taxes made in anticipation of a reassessment of the properties by taxing authorities as a result of our IPO.

Parking Expense

Total portfolio parking expenses increased $3.3 million, or 191.1%, primarily due to the consolidation of the Additional Interests Properties and to a lesser extent the acquisition of One California Plaza, an Acquisition Property.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $23.6 million, or 139.1%, primarily due to compensation expense related to fully-vested restricted stock issued to certain employees, cash paid to those employees for their related tax obligations and accrued compensation expense related to unvested stock awards, all as a result of our IPO, the addition of new personnel and expenses relating to operating as a public company after our IPO, the $5.0 million net cost of swaptions purchased prior to our IPO as a hedge against interest rate movements prior to the date that we locked in interest rates on debt we incurred upon consummation of our IPO, the write-off of $3.0 million due from a Maguire Organization property not contributed to us in the formation transactions, the write-off of $1.8 million of capitalized costs related to a Gas Company Tower terminated lease and accrued transfer taxes related to our IPO. The increases were partially offset by a non-recurring, guaranteed bonus paid to a former employee in 2002 and the relocation expenses and signing bonus related to the hiring of an officer of the company in 2002.

General and administrative and other expenses of $2.7 million for the Additional Interest Properties in 2003 was primarily due to the write-off of capitalized costs related to a US Bank Tower terminated lease and accrued transfer taxes related to our IPO.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $25.4 million, or 151.6%, primarily due to the consolidation of the Additional Interest Properties resulting in higher depreciation and amortization related to amounts capitalized in connection with acquiring the remaining third-party interest in these properties, and the addition of the Acquisition Properties. The increase in depreciation and amortization expense for the Additional Interest Properties was partially offset by a decrease over 2003 resulting from additional amortization recorded in 2003 for a change in the estimate of the value of a participation interest tenant concession at Glendale Center, which we purchased in August 2003 for $11.0 million. An estimate of the value of this concession, which was lower than the ultimate buy-out, was being amortized over the lease term prior to the buy-out.

Interest Expense

Total portfolio interest expense increased $12.1 million, or 31.0%.

Interest expense for the Same Properties decreased $12.9 million, or 40.4%, primarily due to repayment of the loan on the Plaza Las Fuentes property upon consummation of our IPO, reduced principal balances on our Gas Company Tower and 808 South Olive Garage mezzanine loans and lower borrowing rates on our variable rate debt during 2003 compared to 2002.

Interest expense for the Additional Interests Properties decreased $9.0 million, or 14.9%, primarily due to repayment of the KPMG Tower and US Bank Tower mezzanine loans, the lack of a mortgage loan on Glendale Center from August 29, 2003 through October 14, 2003 and decreases in the borrowing rates, partially offset by increased mortgage debt, on US Bank Tower, Wells Fargo Tower and Glendale Center and interest related to a $64.3 million reverse purchase agreement obtained on February 5, 2003 that was outstanding until the consummation of our IPO.

Loss from Early Extinguishment of Debt

Total portfolio loss from early extinguishment of debt was $53.4 million for the year ended December 31, 2003 compared to $4.0 million for the year ended December 31, 2002.

The loss on extinguishment of debt in 2003 is primarily due to prepayment penalties, exit fees, defeasance costs and the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt, all in connection with the repayment or defeasance of certain mortgages and other loans upon consummation of our IPO and upon defeasance of the Glendale Center mortgage that we assumed. The 2002 loss from early extinguishment of debt was due to a prepayment penalty and reversal of the loan discount, partially offset by the change in estimate related to the accrued lender participation for the KPMG Tower mortgage, which was refinanced on September 13, 2002.

Equity in Net Income (Loss) of Real Estate Entities.

Total portfolio equity in net income (loss) of uncombined real estate entities increased $1.8 million, to $1.6 million for the year ended December 31, 2003 compared to $(0.2) million for the year ended December 31, 2002. The increase was primarily due to our equity in the net loss of KPMG Tower as an uncombined real estate investment for the period from January 1, 2002 through its acquisition on September 13, 2002. During the year ended December 31, 2003 KPMG Tower was consolidated. We also recorded a larger share of equity in net income of Wells Fargo Tower in 2003 resulting from acquiring an additional interest in the property on February 5, 2003. The increases were partially offset by a decrease related to Glendale Center, which experienced a net loss in 2003 due to a change in estimate related to tenant participation rights resulting from the expected purchase of such rights. We began consolidating Wells Fargo Tower and US Bank Tower, instead of using the equity method, beginning June 27, 2003 and Glendale Center as of August 29, 2003, as discussed above.

Minority Interests

Minority interests increased $9.0 million, to $9.5 million for the year ended December 31, 2003 compared to $0.5 million for the year ended December 31, 2002. Minority interests in 2003 primarily reflect the allocation of 22.8% of the consolidated loss before minority interests to the Unit holders for the period from June 27, 2003, upon consummation of the IPO, to July 8, 2003, the date the underwriters exercised their over allotment option, and 20.5% thereafter. Minority interests for 2002 related to a minority interest held by a third party in the Gas Company Tower, which we acquired upon consummation of our IPO.

Funds from Operations

We calculate funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, extraordinary items, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table reconciles our company’s FFO to our company’s net income for the year ended December 31, 2004 and for the period June 27, 2003 through December 31, 2003 (in thousands except for per share amounts):

	Year Ended December 31, 2004		Period June 27, 2003 through December 31, 2003

Reconciliation of net income to funds from operations:
Net income ( loss) available to common shareholders	$15,568		$(31,016)
Adjustments:
Minority interests	3,982		(9,731)
Real estate depreciation and amortization	86,212		30,587
Share of real estate depreciation and amortization of an unconsolidated property	-		117
Funds from operations available to common shareholders and Unit Holders (FFO)	$105,762		$(10,043)
Company share of FFO (b)	$84,356		$(6,639)
FFO per share - basic	$1.99	(1)	$(0.32)	(1)(2)
FFO per share - diluted	$1.98	(1)	$(0.32)	(1)(2)

__________
(1)	Based on a weighted average interest in our operating partnership of 79.6% and 79.4% for the years ended December 31, 2004 and December 31, 2003, respectively.

(2)	The FFO per share - basic and diluted includes ($1.25) for the four-day period from June 27, 2003 to June 30, 2003, which includes the effect of various IPO-related charges.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

Our operating partnership has a $100 million secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. This credit facility is secured by our interests in the entities that own Plaza Las Fuentes and Cerritos Corporate Center Phase I and Phase II. The credit facility has a borrowing limit based on a percentage of the value of our properties that secure our credit facility. Borrowings under this facility were $59.1 and approximately $31.6 million of additional borrowings were available to us as of January 31, 2005. The credit facility bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on our operating partnership’s overall leverage. The credit facility matures in June 2006 with an option to extend the term for one year. We had drawn $20.0 million and $0.0 million under the credit facility as of December 31, 2004 and 2003, respectively. The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2004 and December 31, 2003, we were in compliance with all such covenants. In connection with our pending acquisition of the CommonWealth portfolio, we intend to replace this facility with a new $100.0 million secured revolving credit facility that we expect will contain similar restrictive covenants.

As of December 31, 2004, we had $135.6 million in cash and cash equivalents, including $71.1 million in restricted cash compared to $82.9 million in cash and cash equivalents including $39.2 million in restricted cash as of December 31, 2003. Restricted cash primarily consists of interest bearing cash deposits, cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans. As of December 31, 2004, approximately $3.1 million of tenant improvement and leasing commission reserves remain from the $35.2 million that was reserved upon consummation of our IPO.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and Unit holders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders and Unit holders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT.

Since our IPO, we have paid quarterly dividends on our common stock and common Units at a rate of $0.40 per share of common stock and Unit, equivalent to an annual rate of $1.60 per share of common stock and common Unit. Since January 23, 2004, we have paid $1.9487 in dividends per share of series A preferred stock, representing four full quarterly dividends of $0.4766 per share of series A preferred stock and a partial first quarter dividend of $0.0423 per share of series A preferred stock for the prorated period from and including the series A preferred stock offering closing date, January 23, 2004, to and including January 31, 2004.

Indebtedness

As of December 31, 2004, we had approximately $1.80 billion of outstanding consolidated debt. This indebtedness was comprised of borrowings under our line of credit, nine mortgages secured by ten of our properties (the US Bank, Gas Company, Wells Fargo and KPMG Towers, One California Plaza, Glendale Center, Park Place I, Washington Mutual Irvine Campus, Lantana Media Campus and 808 South Olive garage), a bridge loan, which beginning January 24, 2005 is secured by Park Place II, and two mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Olive garage and Gas Company Tower. The weighted average interest rate on this indebtedness as of December 31, 2004 was 4.69% (based on the 30-day LIBOR rate at December 31, 2004 of 2.40%). We have entered into terms to refinance a portion of the $140.0 million Park Place II loan with a $100.0 million, seven-year loan bearing interest at 5.39%, which will be reduced to 4.99%, if the outstanding principal balance is reduced by $8.0 million within 30 days of the closing date. This $100 million loan is expected to close by the end of the first quarter 2005. After this refinancing, no scheduled loan principal payments will be due on this indebtedness until December 13, 2005. As of December 31, 2004, our ratio of debt to total market capitalization was approximately 51.1% of our total market capitalization of $3.5 billion (based on a common stock price of $27.46 per share on the New York Stock Exchange on December 31, 2004). As of December 31, 2004, approximately $440.0 million, or 24.37%, of our total consolidated debt was variable rate debt. As of December 31, 2004, approximately 75.63% of our total indebtedness was subject to fixed interest rates. Total market capitalization includes the value of our consolidated debt, 43,258,489 shares of our common stock and 10,528,034 Units.

The table below summarizes our debt, at December 31, 2004 (in thousands).

Debt Summary:
Fixed rate	$1,365,450
Variable rate (1)	440,000
Total	$1,805,450

Percent of Total Debt:
Fixed rate	75.63%
Variable rate	24.37%
Total	100.00%

Effective Interest Rate at End of Year
Fixed rate	4.92%
Variable rate - unhedged	3.97%
Effective interest rate	4.69%

_________
(1)
The company entered into terms to refinance a portion of the $140.0 million Park Place II loan with a $100.0 million, seven-year loan bearing interest at 5.39%, which will be reduced to 4.99%, if the outstanding principal balance is reduced by $8.0 million within 30 days of the closing date. This $100 million loan is expected to close by the end of the first quarter 2005.

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at December 31, 2004 had a weighted average term to initial maturity of approximately 5.7 years (approximately 5.9 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of December 31, 2004:

Properties	Interest Rate		Maturity Date		Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)

US Bank Tower Mortgage	4.66%		07/01/13		$260,000	$12,284	$260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage	LIBOR + 0.824%	(3)	07/06/07	(4)	230,000	7,518	230,000
Senior Mezzanine	LIBOR + 3.750%	(5)	07/07/08	(6)	30,000	1,871	30,000
Junior Mezzanine	LIBOR + 6.625%	(3) (7)	07/06/07	(4)	20,000	1,830	20,000
Wells Fargo Tower Mortgage	4.68%	(8)	07/01/10		250,000	11,863	234,276	(9)
KPMG Tower Mortgage	5.14%		11/01/11		210,000	10,944	204,071	(10)
One California Plaza Mortgage	4.73%		12/01/10		146,250	7,014	137,346	(11)
Glendale Center Mortgage	5.727%		11/01/13		80,000	4,645	80,000
Park Place I Mortgage	5.640%		11/01/14		170,000	9,721	157,473	(12)
Washington Mutual Mortgage	5.070%		12/11/11		106,000	5,449	106,000
Lantana Mortgage	4.940%		01/06/10		98,000	4,908	98,000
Credit Facility	LIBOR + 2.13%		06/27/06		20,000	919	20,000
Park Place II Bridge	LIBOR + 1.75%		07/22/05	(13)	140,000	5,891	140,000
					1,760,250	84,857	1,717,166

Washington Mutual (14)	2.820%		12/13/05		45,200	1,292	45,200
Total:					$1,805,450	$86,149	$1,762,366

__________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at December 31, 2004, which was 2.40%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

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

(8)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.

(9)	This loan requires monthly payments of interest only until July 2006 and amortizes on a 30-year schedule thereafter.

(10)	This loan requires monthly payments of interest only until November 2009 and amortizes on a 30-year schedule thereafter.

(11)	This loan requires monthly payments of interest only until November 2007 and amortizes on a 26-year schedule thereafter.

(12)	This loan requires monthly payments of interest only until December 2009 and amortizes on a 30-year schedule thereafter.

(13)
The company entered into terms to refinance a portion of the $140.0 million Park Place II loan with a $100.0 million, seven-year loan bearing interest at 5.39%, which will be reduced to 4.99%, if the outstanding principal balance is reduced by $8.0 million within 30 days of the closing date. This $100 million loan is expected to close by the end of the first quarter 2005.

(14)
This note payable is collateralized with a letter of credit fully secured by an interest bearing cash deposit. The note, and any accrued interest, is expected to be repaid from the proceeds of the cash deposit.

Contractual Obligations

The following table provides information with respect to our contractual obligations at December 31, 2004, including the maturities and scheduled principal repayments of our secured debt and provides information about the minimum commitments due in connection with our ground lease obligations. We were not subject to unconditional purchase obligations as of December 31, 2004. The table does not reflect available debt extension options.

Contractual Obligations
(in thousands)

Obligation	2005		2006	2007		2008		2009	Thereafter	Total

Debt	$185,200	(1)	$1,513	$254,067	(2)	$36,807	(3)	$7,436	$1,300,427	$1,785,450
Secured line of credit	-		20,000	-		-		-	-	20,000
Capital leases (4)	1,659		1,659	1,576		1,328		188	-	6,410
Ground leases	1,915		1,915	1,915		1,915		1,915	138,108	147,683

Total	$188,774		$25,087	$257,558		$40,050		$9,539	$1,438,535	$1,959,543
__________
(1)
The company entered into terms to refinance a portion of the $140.0 million Park Place II loan with a $100.0 million, seven-year loan bearing interest at 5.39%, which will be reduced to 4.99%, if the outstanding principal balance is reduced by $8.0 million within 30 days of the closing date. This $100 million loan is expected to close by the end of the first quarter 2005.

(2)	A one-year extension option available for $250,000.

(3)	Maturity on $30,000 accelerated to 2007 if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.

(4)	Includes interest and principal payments.

The credit facility and certain other secured debt agreements contain covenants and restrictions requiring the company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all its covenants at December 31, 2004.

Off Balance Sheet Items

We had no off balance sheet items as of December 31, 2004. We own 100% of our office, hotel and parking garage properties subject only to certain ground and air space leases.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Year Ended December 31,
	2004	2003	Increase/ Decrease
	(in thousands)

Net cash provided by (used in) operating activities	$105,113	$(70,826)	$175,939
Net cash used in investing activities	$(614,155)	$(446,513)	$(167,642)
Net cash provided by financing activities	$529,802	$558,098	$(28,296)

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Cash and cash equivalents were $64.5 million and $43.7 million as of December 31, 2004 and 2003, respectively.

Net cash provided by (used in) operating activities increased $175.9 million to $105.1 million provided by operating activities in 2004 from $70.8 million used in operating activities in 2003. The increase was partly due to $79.5 million of prepayment penalties, exit fees and defeasance costs paid to extinguish debt during the year ended December 31, 2003, of which only $53.4 million is included in the net loss for the year ended December 31, 2003 ($33.6 million of the costs were offset against loan premiums recorded as purchase accounting entries and $7.5 million of unamortized loan costs were expensed as a component of the loss on extinguishment). The increase was also due to the acquisition of the third-party interests in various real estate properties on or subsequent to June 27, 2003, including US Bank Tower, Wells Fargo Tower, Cerritos, Glendale Center, One California Plaza, Park Place I & II, Washington Mutual Irvine Campus and Lantana Media Campus.

Net cash used in investing activities increased $167.6 million to 614.2 million used in 2004 compared to $446.5 million used in 2003. The increase was primarily due to an increase of $104.9 million in cash paid to acquire real estate interests and a $48.0 million increase in the use of restricted cash. During 2003, we and our Predecessor paid a combined $453.1 million, excluding debt assumed and seller provided financing, to acquire interests in Wells Fargo Tower, US Bank Tower, One California Plaza, Cerritos and Glendale Center, including the tenant participation right purchased for $11.0 million for Glendale Center, as compared to $558.0 million paid, excluding debt assumed and seller provided financing, to acquire Park Place I, Park Place II, Washington Mutual Irvine Campus and Lantana Media Campus during 2004. In addition, cash paid for real estate improvements increased $19.7 million during the year ended December 31, 2004. Such increases were partially offset by a deposit received for the sale of land at Park Place II.

Net cash provided by financing activities decreased $28.3 million to $529.8 million for 2004 compared to $558.1 million for 2003. The decrease was primarily due to a decrease in net proceeds from equity offerings of $485.2 million and an increase in dividends and net distributions to owners of approximately $9.5 million, partially offset by approximately $389.9 million in net new borrowings and other financing activities during 2004 compared to $76.6 million in net repayments of debt during 2003.

Our Liquidity After the Acquisitions of the CommonWealth Portfolio and San Diego Tech Center

On January 27, 2005, we entered into an agreement with an affiliate of CommonWealth Partners, LLC (“CommonWealth”) to acquire a number of assets from CommonWealth’s Fifth Street Properties Portfolio, a portfolio of office properties owned through a partnership with Rockefeller Group International, Inc. and the California Public Employees Retirement System (the “CommonWealth Portfolio”). The portfolio consists of ten office properties (24 buildings) totaling approximately 5.0 million square feet located in Southern California, Arizona, Colorado and Texas as well as land and development agreements that can support up to 1.5 million square feet of mixed use developments. The purchase price is approximately $1.51 billion, including the assumption of $155.0 million of debt. We expect to close the acquisition of the CommonWealth Portfolio on or about March 15, 2005.

The CommonWealth Portfolio is comprised of the following properties:

•	777 Tower, a 1,024,838 square foot Class A office tower located in the LACBD;

•	700 North Central, a 134,169 square foot Class A office building and 801 North Brand, a 282,403 square foot Class A office building, both located in Glendale, California;

•	Pacific Arts Plaza, an eight-building 826,387 square foot Class A office campus located in Costa Mesa, California;

•
Mission City Corporate Center, a three-building 190,122 square foot Class A suburban office project, Regents Square I & II, a three-building 311,805 square foot Class A office project and Wateridge Plaza, a three-building 265,956 square foot Class A office campus, each located in San Diego, California;

•	One Renaissance Square, a 483,852 square foot Class A office tower located in Phoenix, Arizona;

•	Austin Research Park I & II, a two-building 271,889 square foot Class A suburban office project located in Austin, Texas; and

•	Wells Fargo Center, a 1,210,102 square foot Class A office tower located in Denver, Colorado.

On February 25, 2005, we entered into an agreement with an affiliate of RREEF to acquire the San Diego Tech Center, a 38-acre office campus in Sorrento Mesa in San Diego County, California. The project includes 647,000 square feet of office and developable land that we believe can support approximately 1.2 million square feet of additional office improvements. The purchase price is $185.0 million and is expected to be funded with proceeds from the new $450.0 million senior secured term loan that we expect to enter into in connection with the CommonWealth portfolio acquisition as well as new mortgage financing. We expect the acquisition to close on or about April 4, 2005. The project is adjacent to Wateridge Plaza and complementary to Regents Square and Mission City Corporate Center.

In connection with the planned acquisition of San Diego Tech Center, we also announced plans to immediately dispose of less strategically significant assets including Glendale Center, 700 North Central and 801 North Brand all located in Glendale, California. We also intend to dispose of Austin Research Park I and II located in Austin, Texas, One Renaissance Square located in Phoenix, Arizona.

We anticipate financing the acquisition of the CommonWealth Portfolio as well as San Diego Tech Center (collectively the “Acquisitions”) through a combination of the following loans, the exact terms of which may change:

•
the assumption of approximately $155 million in mortgage debt secured by 777 Tower. The mortgage is comprised of a $115 million floating rate note fixed with a swap bearing interest at a fixed rate of 4.81% per annum and a $40 million note bearing interest at 30-day LIBOR plus 0.9% per annum (3.3% as of December 31, 2004). The note requires monthly interest only payments through maturity in October 2009. We have entered into a forward commitment for a seven-year interest only mortgage for approximately $273 million, secured by 777 Tower at an expected fixed rate of 5.84%. The loan is expected to close in October 2006 with net proceeds being used to refinance the assumed $155 million 777 Tower mortgage debt and repay approximately $115 million of the $450 million senior secured term loan described below;

•
obtaining three separate mortgages for approximately $388 million in ten-year fixed rate mortgage debt secured by 801 North Brand, 700 North Central and Wells Fargo Center, which will require annual interest only payments at an expected weighted average interest rate of 5.38% per annum through maturity in March 2015;

•
obtaining four separate mortgages for approximately $529 million in seven-year fixed rate mortgage debt secured by Mission City Corporate Center, Regents Square I & II, Pacific Arts Plaza, One Renaissance Square, which will require annual interest only payments at an expected weighted average interest rate of 5.14% per annum through maturity in March 2012;

•
obtaining a two-year variable rate mortgage for approximately $63 million secured by Wateridge Plaza, which will require interest only payments at an expected interest rate of 30-day LIBOR plus 1.65% through maturity. This loan will require the purchase of a 5% LIBOR cap and can be extended for three one-year periods upon satisfaction of certain conditions;

•
obtaining a two-year variable rate mortgage for approximately $42 million secured by Austin Research Park I and II, which will require interest only payments at an expected interest rate of 30-day LIBOR plus 1.90% through maturity. This loan will require the purchase of a 5% LIBOR cap and can be extended for three one-year periods upon satisfaction of certain conditions;

•
obtaining a senior secured term loan for approximately $450 million with Credit Suisse First Boston (“CSFB”) and other lenders, which will bear interest at an expected interest rate of 30-day LIBOR plus 1.75% or the Base Rate, as defined, plus 0.75%. The term loan will require quarterly principal payments of 0.25% of the initial senior secured term loan amount through December 2009, with the remaining outstanding principal balance due in March 2010;

•	refinancing our existing secured revolving credit facility with a new revolving secured credit facility for approximately $100 million from CSFB and other lenders due in March 2009, which will bear interest at an expected initial interest rate of 30-day LIBOR plus 1.75% or the Base Rate plus 0.75%; and

•	estimated proceeds of approximately $150 million of mortgage financing expected to be incurred on San Diego Tech Center.

Upon completion of the Acquisitions described above, and the refinancing of a portion of Park Place II with a seven-year loan for approximately $100.0 million, which will bear interest at 5.39% per annum, we will have pro forma total consolidated debt of approximately $3.5 billion, of which $935.0 million, or 27%, will be a variable rate debt. Our pro forma total debt to market capitalization will be approximately 69% (based on our common stock price of $25.95 as of March 8, 2005).

We plan to take steps to achieve a leverage level of less than 60% by the end of 2007. We are also focused on achieving and maintaining a fixed charge coverage ratio at or above 2.0 times by the end of 2007. Our primary strategy to achieve these objectives is to repay the senior secured term loan of approximately $450 million, utilizing a combination of various liquidity sources available to the Company including:

•	net proceeds from the planned sale of non-strategic assets such as Glendale Center, 700 North Central, 801 North Central, One Renaissance Square and Austin Research Park I & II;

•	proceeds from the sale of residential entitled land at Park Place;

•	net proceeds from refinancing the mortgage loan on 777 Tower;

•	net proceeds from refinancing the mortgage loan on Gas Company Tower; and

•	raising institutional equity capital.

The terms of the documents governing our long-term indebtedness that will be outstanding after the Acquisitions will impose significant restrictions on the operations of our business, including our financing activities. The new credit agreement will contain numerous restrictive covenants that, among other things, limit our ability to incur or repay other indebtedness, make advances or loans to our subsidiaries and other entities, make capital expenditures, incur liens securing certain indebtedness, enter into mergers or effect other fundamental corporate transactions, sell our assets or declare dividends (other than dividends required to enable us to continue to qualify as a REIT). In addition, we will be required to meet financial ratios relating to our tangible net worth, level of indebtedness, fixed charges and interest coverage.

After the closing of the Acquisitions, we expect to finance our operations, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow and borrowings under the new revolving credit facility. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures and upgrades to our hotel, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.

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

We plan to reserve approximately $22.0 million in restricted cash accounts from the net proceeds of the CommonWealth Portfolio mortgages to fund capital expenditures obligations in connection with existing tenant leases and anticipated costs in connection with leasing activity we expect to incur on the CommonWealth Portfolio during 2005 and 2006.

We anticipate that our existing sources of liquidity, including cash flows from operations and restricted cash accounts both existing and funded at closing, will be sufficient to fund these capital expenditures.

Inflation

Substantially, all of our office leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. Our hotel property is able to change room rates on a daily basis, so the impact of higher inflation can often be passed on to customers. However, a weak economic environment may restrict our ability to raise room rates to offset rising costs.

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

As of December 31, 2004, we had outstanding approximately $1,805.5 million of consolidated debt, of which approximately $440.0 million, or 24.37%, was variable rate debt. On July 28, 2004, we sold the $250.0 million interest rate swap agreement associated with the $250.0 million floating rate Gas Company Tower and 808 South Olive garage mortgage loan for $10.0 million. As of December 31, 2004, approximately 75.63% of our total indebtedness was subject to fixed interest rates.

To determine fair value, fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At December 31, 2004, the fair value of our fixed rate debt is estimated to be $1,341.9 million compared to its carrying value of $1,365.5 million. The fair value of the variable rate debt is equal to its carrying value.

If interest rates were to increase by 10% of the average federal government treasury securities yield rates (or 40 basis points), the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.5 million annually and the fair value of our $1,365.5 million principal amount of outstanding fixed rate debt would decrease by approximately $30.6 million. If interest rates were to decrease by 40 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.5 million annually and the fair value of our $1,365.5 million principal amount of outstanding fixed rate debt would increase by approximately $31.4 million.

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

The table below lists our principal derivative instruments, and their fair values as of December 31, 2004 and December 31, 2003 (in thousands):

					Fair Value
	Notional Value	Strike Rate	Effective Date	Expiration Date	2004	2003

Interest rate swap (1)	$250,000	2.17%	07/15/03	07/16/07	$-	$6,449
Interest rate cap (2)	232,000	6.00%	09/13/02	09/01/05	-	72
Interest rate cap	230,000	7.92%	07/15/03	07/15/07	32	732
Interest rate cap	20,000	7.92%	11/17/03	07/15/07	3	64
Interest rate cap sold	250,000	7.92%	07/15/03	07/15/07	(35)	(796)
Interest rate cap	30,000	3.50%	07/15/03	07/15/08	646	1,211
Interest rate cap sold	30,000	3.50%	07/15/03	07/15/08	(646)	(1,211)
Total					$-	$6,521
__________
(1)	Interest rate swap sold on July 28, 2004.

(2)	Interest rate cap sold on October 10, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.

Consolidated and Combined Financial Statements of Maguire Properties, Inc. and the Maguire Properties’ Predecessor

Report of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets for the Company as of December 31, 2004 and December 31, 2003	61

Consolidated and Combined Statements of Operations for the Company for the year ended December 31, 2004 and for the period from June 27, 2003 through December 31, 2003, and for the Maguire Properties’ Predecessor for the period from January 1, 2003 through June 26, 2003 and for the year ended December 31, 2002	62

Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) and Comprehensive Income (Loss) for the Company for the year ended December 31, 2004 and for the period from June 27, 2003 through December 31, 2003, and for the Maguire Properties’ Predecessor for the period from January 1, 2003 through June 26, 2003 and for the year ended December 31, 2002	63

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	64

Notes to Consolidated and Combined Financial Statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Maguire Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Maguire Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows of Maguire Properties, Inc. and subsidiaries for the year ended December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss for the period from June 27, 2003 (commencement of operations) through December 31, 2003, the related combined statements of operations, and owners’ deficit of Maguire Properties Predecessor, as defined in note 1, for the period from January 1, 2003 through June 26, 2003 and the year ended December 31, 2002, the related consolidated and combined statements of cash flows of Maguire Properties, Inc. and subsidiaries and Maguire Properties Predecessor for the year ended December 31, 2003, and the related combined statement of cash flows of Maguire Properties Predecessor for the year ended December 31, 2002. These consolidated and combined financial statements are the responsibility of Maguire Properties, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maguire Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the results of their operations for the period from June 27, 2003 (commencement of operations) through December 31, 2003, the combined results of operations of Maguire Properties Predecessor for the period of January 1, 2003 through June 26, 2003 and the year ended December 31, 2002, the consolidated and combined cash flows of Maguire Properties, Inc. and subsidiaries and Maguire Properties Predecessor for the year ended December 31, 2003, and the combined cash flows of Maguire Properties Predecessor for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maguire Properties, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Los Angeles, California
March 13, 2005

MAGUIRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2004	December 31, 2003

ASSETS
Investments in real estate:
Land	$255,886	$164,524
Acquired ground lease	30,425	30,425
Buildings and improvements	1,820,347	1,346,923
Land held for development and disposition	126,519	5,761
Tenant improvements	173,569	130,629
Furniture, fixtures and equipment	12,997	5,639
	2,419,743	1,683,901
Less: accumulated depreciation and amortization	(199,078)	(130,452)
	2,220,665	1,553,449

Cash and cash equivalents	64,495	43,735
Restricted cash	71,123	39,164
Rents and other receivables, net of allowance for doubtful accounts of $639 in 2004 and $951 in 2003	8,038	7,887
Deferred rents	24,734	14,129
Due from affiliates	3,913	2,607
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $38,659 in 2004 and $20,148 in 2003	152,528	74,908
Deferred loan costs, net of accumulated amortization of $4,486 in 2004 and $2,593 in 2003	15,826	23,659
Acquired above market leases, net of accumulated amortization of $10,745 in 2004 and $5,371 in 2003	37,207	43,182
Other assets	5,365	3,198
Total assets	$2,603,894	$1,805,918

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$1,550,250	$1,161,250
Other secured loans	255,200	50,000
Accounts payable and other liabilities	77,330	58,216
Dividends and distributions payable	24,692	21,458
Capital leases payable	5,408	6,537
Acquired lease obligations, net of accumulated amortization of $13,251 in 2004 and $7,686 in 2003	81,449	76,455
Total liabilities	1,994,329	1,373,916

Minority interests	72,198	88,578
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized: 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding at December 31, 2004	100	-
Common Stock, $0.01 par value, 100,000,000 shares authorized, 43,258,489 and 42,645,711 shares issued and outstanding at December 31, 2004 and 2003, respectively	433	426
Additional paid in capital	653,099	406,133
Unearned and accrued stock compensation, net	(5,184)	(3,800)
Accumulated deficit and dividends	(119,033)	(65,884)
Accumulated other comprehensive income, net	7,952	6,549
Total stockholders' equity	537,367	343,424
Total liabilities, minority interests and stockholders' equity	$2,603,894	$1,805,918

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	THE COMPANY	THE COMPANY	THE PREDECESSOR
	Year Ended December 31, 2004	Period June 27, 2003 through December 31, 2003	Period January 1, 2003 through June 26, 2003	Year Ended December 31, 2002

Revenues:
Rental	$187,748	$73,084	$28,732	$44,266
Tenant reimbursements	79,664	35,181	13,367	20,234
Hotel operations	20,519	9,711	8,738	20,005
Parking	33,797	13,731	5,637	7,876
Management, leasing and development services to affiliates	2,278	2,759	2,349	7,673
Interest and other	2,708	2,906	234	444
Total revenues	326,714	137,372	59,057	100,498

Expenses:
Rental property operating and maintenance	69,245	27,600	12,277	17,006
Hotel operating and maintenance	14,497	6,925	6,863	15,556
Real estate taxes	24,430	10,775	2,962	4,532
Parking	9,293	3,733	1,295	1,727
General and administrative and other	20,187	25,284	15,275	16,960
Depreciation and amortization	86,587	30,811	11,387	16,774
Interest	64,235	26,206	24,853	38,975
Loss from early extinguishment of debt	791	46,760	6,667	3,967
Total expenses	289,265	178,094	81,579	115,497
Income (loss) before equity in net income (loss) of real estate entities and minority interests	37,449	(40,722)	(22,522)	(14,999)

Equity in net income (loss) of real estate entities	-	(25)	1,648	(162)

Income (loss) before minority interests	37,449	(40,747)	(20,874)	(15,161)
Minority interests	(3,982)	9,731	(275)	465
Net income (loss)	33,467	(31,016)	(21,149)	(14,696)

Preferred stock dividends	(17,899)	-	-	-
Net income (loss) available to common shareholders	$15,568	$(31,016)	$(21,149)	$(14,696)

Basic income (loss) per share available to common shareholders	$0.37	$(0.74)
Diluted income (loss) per share available to common shareholders	$0.36	$(0.74)

Weighted-average common shares outstanding:
Basic	42,504,134	42,009,487

Diluted	42,679,124	42,009,487

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND
OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(in thousands except share data)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid in Capital	Unearned and Accrued Stock Compensation, Net	Accumulated Deficit and Dividends	Accumulated Other Comprehensive Income, Net	Owners' Deficit	Total

The Predecessor
Balance at December 31, 2001	-	$-	$-	$-	$-	$-	$-	$(108,499)	$(108,499)

Contributions	-	-	-	-	-	-	-	1,029	1,029
Distributions	-	-	-	-	-	-	-	(24,113)	(24,113)
Net loss	-	-	-	-	-	-	-	(14,696)	(14,696)
Balance at December 31, 2002	-	-	-	-	-	-	-	(146,279)	(146,279)

Contributions	-	-	-	-	-	-	-	1,524	1,524
Distributions	-	-	-	-	-	-	-	(70,339)	(70,339)
Net loss	-	-	-	-	-	-	-	(21,149)	(21,149)
Balance at June 26, 2003	-	-	-	-	-	-	-	(236,243)	(236,243)

The Company
Reclassify Predecessor owners' deficit	-	-	-	(236,243)	-	-	-	236,243	-
Net proceeds from sale of common stock	41,986,500	420	-	721,575	-	-	-	-	721,995
Issuance of fully vested restricted common stock	343,421	3	-	6,552	-	-	-	-	6,555
Issuance of unvested restricted common stock, net of minority interests	315,790	3	-	5,997	(4,767)	-	-	-	1,233
Record minority interests for former owners' continuing interests	-	-	-	(106,448)	-	-	-	-	(106,448)
Fair value of operating partnership units granted to minority owners of the Predecessor	-	-	-	14,700	-	-	-	-	14,700
Net loss	-	-	-	-	-	(31,016)	-	-	(31,016)
Other comprehensive income for fair value of interest rate swaps net of minority interests	-	-	-	-	-	-	6,549	-	6,549
Comprehensive net loss									(24,467)
Vesting of restricted stock and accrued that will be issued, net of minority interests	-	-	-	-	967	-	-	-	967
Dividends	-	-	-	-	-	(34,868)	-	-	(34,868)
Balance at December 31, 2003	42,645,711	426	-	406,133	(3,800)	(65,884)	6,549	-	343,424
Issuance of unvested restricted common stock, net of minority interests	141,414	2	-	3,498	(2,782)	-	-	-	718
Net proceeds from sale of preferred stock	-	-	100	240,626	-	-	-	-	240,726
Operating partnership units converted to fully vested common stock, net of minority interests	471,364	5	-	3,041	(9)		12	-	3,049
Offering costs	-	-	-	(199)	-	-	-	-	(199)
Net income	-	-	-	-	-	33,467	-	-	33,467
Other comprehensive income recognized, related to interest rate swaps, that were sold, net of minority interests	-	-	-	-	-	-	1,391	-	1,391
Comprehensive net income									34,858
Vesting of restricted stock and accrued compensation for restricted stock that were issued, net of minority interests	-	-	-	-	1,407	-	-	-	1,407
Dividends	-	-	-	-	-	(86,616)	-	-	(86,616)
Balance at December 31, 2004	43,258,489	$433	$100	$653,099	$(5,184)	$(119,033)	$7,952	$-	$537,367

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	THE COMPANY	THE COMPANY & PREDECESSOR	THE PREDECESSOR
	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Cash flows from operating activities:
Net income (loss)	$33,467	$(52,165)	$(14,696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interests	3,982	(9,456)	(465)
Equity in net (income) loss of real estate entities	-	(1,623)	162
Distributions received from real estate entities	-	1,602	1,907
Depreciation and amortization	86,587	42,198	16,774
Write-off of capitalized costs related to terminated lease	-	1,800	-
Revenue recognized related to acquired lease obligations, net of acquired above market leases	(2,503)	(2,294)	(534)
Compensation expense for restricted stock awards	1,833	7,738	-
Write-off of unamortized loan costs upon extinguishment of debt	791	7,499	-
Loss on extinguishment of debt applied to loan premiums	-	(33,648)	-
Amortization of loan costs	3,929	5,499	6,256
Write-off of related party receivables	-	3,108	-
Change in fair value of interest rate caps	108	567	728
Accretion of gain from sale of interest rate swaps	(1,873)	-	-
Changes in assets and liabilities:
Rents and other receivables	(151)	(7,499)	(2,554)
Due from affiliates	(1,306)	2,587	1,093
Deferred rents	(10,605)	(2,622)	(2,172)
Deferred leasing costs	(20,742)	(13,944)	(1,756)
Other assets	(2,047)	(51)	777
Accounts payable and other liabilities	13,643	(20,122)	(2,237)
Net cash provided by (used in) operating activities	105,113	(70,826)	3,283

Cash flows from investing activities:
Expenditures for improvements to real estate	(29,227)	(9,482)	(659)
Purchases of real estate and additional interests in real estate entities	(557,969)	(442,094)	(13,000)
Deposit received for sale of land	5,000	-	-
Purchase of tenant participation right	-	(11,000)	-
Contributions to real estate entities	-	-	(15)
Change in restricted cash	(31,959)	16,063	(14,350)
Net cash used in investing activities	(614,155)	(446,513)	(28,024)

Cash flows from financing activities:
Proceeds from equity offering - common stock	-	797,744	-
Payment of offering costs - common stock	-	(71,841)	(3,260)
Proceeds from equity offering - preferred stock	250,000	-	-
Payment of offering costs - preferred stock	(9,274)	-	-
Payment of offering costs	(199)	-	-
Payment of loan costs	(3,599)	(19,542)	(5,756)
Proceeds from mortgage loans	584,000	840,000	195,000
Principal payments on mortgage loans including principal defeased	(318,000)	(714,072)	(183,595)
Proceeds from other secured loans	160,000	107,000	42,000
Principal payments on other secured loans	(41,000)	(291,532)	(30,496)
Proceeds from real estate entities	-	-	34,789
Payment of refinancing deposits	(300)	-	-
Principal payments on capital leases	(1,129)	-	-
Proceeds from sale of interest rate swaps	9,970	1,550	-
Proceeds from employees for restricted stock	-	7	-
Contributions from owners of predecessor	-	1,524	1,029
Payment of dividends to preferred stockholders	(14,721)	-	-
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(85,946)	(22,401)	-
Distributions to owners of predecessor	-	(70,339)	(24,113)
Net cash provided by financing activities	529,802	558,098	25,598
Net increase in cash and cash equivalents	20,760	40,759	857
Cash and cash equivalents at beginning of year	43,735	2,976	2,119
Cash and cash equivalents at end of year	$64,495	$43,735	$2,976

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	THE COMPANY	THE COMPANY & PREDECESSOR	THE PREDECESSOR
	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Supplemental disclosure of cash flow information:

Cash paid for interest	$59,585	$49,614	$33,344

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	$8,009	$7,377	$2,438
Accrual for offering costs (reclassification of previously accrued offering costs to stockholders' equity)	183	(5,849)	5,849
Accrual for dividends and distributions declared	24,692	21,458	-
Assumption of mortgage and other secured loans	164,000	-	-
Seller-provided financing	45,200	146,250	-
Increase in investments in real estate and additional paid in capital for fair value of operating partnership units granted to minority interest owners of the Predecessor	-	14,700	-
Increase in investments in real estate and reversal of minority deficit related to acquisition of the minority interests in a combined real estate entity	-	12,615	-
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	-	105,713	-
Recharacterization of mortgage loan as other secured loans at lender's request	-	20,000	-
Operating partnership units converted to common stock	3,049	-	-
Reclassification of owners' deficit to additional paid in capital	-	236,243	-
Other secured loan from seller in connection with exercise of land purchase option	-	-	3,000
Reclassification between other assets and land in connection with exercise of land purchase option	-	-	2,527
Settlement of loan:
Investments in real estate	-	-	(5,761)
Other assets	-	-	2,527
Other secured loans	-	-	3,000
Accrued interest	-	-	234
Combination of the accounts of KPMG Tower real estate entity as a result of purchasing a controlling interest:
Investments in uncombined real estate entities	-	-	40,038
Investments in real estate	-	-	161,454
Mortgage loans	-	-	(183,595)
Other, net	-	-	(4,897)
Cash paid to acquire the interests	-	-	13,000

Consolidation of the accounts of US Bank Tower, Wells Fargo Tower, and Glendale Center as the result of purchasing controlling interests:
Losses and distributions in excess of investments in real estate entities	-	77,967	-
Investment in real estate	-	693,675	-
Restricted cash	-	30,920	-
Acquired above market leases	-	9,182	-
Deferred loan costs	-	33,027	-
Mortgage and other secured loans	-	(499,214)	-
Acquired lease obligations	-	(34,082)	-
Other, net	-	(34,004)	-
Cash paid to acquire the property	$-	$277,471	$-

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”) of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California and Orange County, California consisting primarily of office properties, related parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

We were formed to succeed to certain businesses of the Maguire Properties’ predecessor (the “Predecessor”), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, an owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and our Operating Partnership was formed, in Maryland on June 26, 2002, and our Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “IPO”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions. These transactions consolidated the ownership of the portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of the Predecessor, into our Operating Partnership and our Services Companies. From inception through June 27, 2003, neither we, our Operating Partnership nor our Services Companies had any operations.

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

On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) (the “series A preferred stock”) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option. We used these proceeds to fund our 2004 property acquisitions.

Our operations are carried on primarily through our Operating Partnership and its wholly owned subsidiaries, including our Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership (“Units”). Our Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of December 31, 2004, our company held 80.4% of the common Units of our Operating Partnership.

Through our Operating Partnership, we own a portfolio of 17 commercial real estate properties, consisting of 13 office and retail properties (36 buildings), one 350-room hotel and three off-site parking garages totaling 2,749 spaces. In addition, our office portfolio contains on-site parking totaling 17,077 spaces. We also own undeveloped land that we believe can support up to 3.5 million square feet of office, retail and residential uses. Through one of our Services Companies, we also manage and lease an office, hotel and retail property located in the Dallas/Ft. Worth, Texas area, for which we earn customary fees and incentive fees. The management agreement between us and the entity that owns this property will terminate if and when Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, no longer owns an interest in that property or is no longer bound by his non-competition agreement with us.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2004, our existing portfolio is located in five Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Professional and Entertainment submarket of Santa Monica; and the John Wayne Airport submarket of Orange County. Our portfolio includes five office properties in the prime Bunker Hill area of the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower and One California Plaza - and three off-site parking garages. In the Tri-Cities, we own the Plaza Las Fuentes office and hotel properties in Pasadena and the Glendale Center office property in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the AT&T Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus located in the John Wayne Airport submarket of Orange County. We also own undeveloped land along with development agreements.

Our Operating Partnership has also entered into option agreements with entities controlled by Mr. Maguire under which it has the right to acquire a completed office property in Santa Monica, California (“1733 Ocean Avenue”) for the lower of its fair market value or cost (plus an 8.0% return thereon), a completed office property in the Tri-Cities area (“Western Asset Plaza”) for cost (plus an 8.0% return thereon), and a 12.5% interest in an entity that owns two existing office buildings and adjacent developable land, each in West Los Angeles, California, for cost (plus an 8.0% return thereon). Each of these options has remaining terms of approximately four years.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements include all of the accounts of Maguire Properties, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. Property interests contributed to our Operating Partnership by Mr. Maguire, and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred as though the entities had been combined at either the beginning of the period or inception. Prior to the combination, Maguire Properties and our Operating Partnership had no significant operation; therefore, the combined operations for the period prior to June 27, 2003, represent primarily the operations of the Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed.

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

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. There were no interest costs capitalized for the years ended December 31, 2004, 2003 and 2002.

We assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2004 and 2003, none of our investments in real estate are held for sale. We believe no impairment in the net carrying values of our investments in real estate has occurred.

Purchase accounting was applied, on a pro-rata basis, to the assets and liabilities related to real estate entities for which we and the Predecessor acquired additional interests, based on the percentage interest acquired. For purchases of additional interests in existing properties and purchases of properties from third parties that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. Most of our leases do not currently include fixed-rate renewal periods.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

 The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the real estate acquired by us and the Predecessor because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Construction in progress

Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to the Company’s development activities, and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements on the consolidated balance sheets as the historical cost of the property. No interest was capitalized during the years ended December 31, 2004, 2003 and 2002.

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

Restricted Cash

Restricted cash primarily consists of deposits for real estate taxes and insurance and leasing and other items as required by certain of our loan agreements. Restricted cash also includes $45.2 million for the Washington Mutual Irvine Campus note payable which is collateralized with a letter of credit fully secured by this deposit. Both the deposit and the loan bear interest at 2.82%. This note payable, along with related accrued interest, is expected to be repaid in January 2006 from the proceeds of this cash deposit.

Deferred Leasing Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and tenant relationships, which are discussed above in investments in real estate.

Deferred Loan Costs

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Uncombined Real Estate Entities

Investments in uncombined real estate entities were accounted for using the equity method of accounting. Our share of the entities’ income or loss is included in the accompanying consolidated and combined statement of operations as equity in net (loss) income of real estate entities.

As of December 31, 2004 and December 31, 2003, we had no real estate entities accounted for using the equity method of accounting.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $10.6 million, $2.4 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired lease obligations increased revenue by $2.5 million, $2.3 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables in the accompanying consolidated balance sheets. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

Offering Costs

Underwriting commissions and other offerings costs related to our IPO and preferred stock offering are reflected as a reduction to additional paid-in-capital.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2003. We have been organized and have operated in a manner that we believe has allowed us to qualify for taxation as a REIT under the Code commencing with our taxable year ended December 31, 2003, and we intend to continue to be organized and operate in this manner. As a REIT, we are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders.

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have elected to treat each Services Company we own as a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for our Services Company and Subsidiaries for the periods presented in the accompanying consolidated and combined statements of operations due to the utilization of net operating loss carryforwards.

The Predecessor’s real estate entities were partnerships and limited liability companies, and its property management, leasing and real estate development operations were held by a partnership. Under applicable federal and state income tax rules, the allocated share of net income or loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying combined financial statements for the period from January 1, 2003 through June 26, 2003 and for the year ended December 31, 2002.

Stock Options

We apply the intrinsic value method in accounting for stock options issued under our Incentive Award Plan (See Note 8).

The following table illustrates the effect on net income (loss) available to common shareholders and earnings per common share if we had recorded compensation expense based on the fair value method for all stock options for the year ended December 31, 2004 and for the period from June 27, 2003 through December 31, 2003 (in thousands except per share amounts):

	Year Ended December 31, 2004	Period from June 27, 2003 through December 31, 2003

Net income (loss) available to common shareholders	$15,568	$(31,016)
Less: Total stock-based employee compensation expense determined under the fair value method, net of minority interests	(188)	(85)
Pro forma net income (loss) available to common shareholders	$15,380	$(31,101)
Earnings per share available to common shareholders:
Basic - as reported	$0.37	$(0.74)
Dilutive - as reported	$0.36	$(0.74)
Basic and dilutive - pro forma	$0.36	$(0.74)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Related Party Transactions

We have receivables due from entities controlled by Mr. Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in the amount of $3.4 million and $2.1 million for the years ended December 31, 2004 and December 31, 2003, respectively. These amounts are for management fees, development fees, leasing commissions and other operating expenses reimbursements. These development fees are not payable until the related property is stabilized and certain leasing and financial performance benchmarks have been attained or, at the latest, June 30, 2005.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by our company, which, at December 31, 2004, amounted to 19.6%. In conjunction with the formation of our company, Mr. Maguire and entities controlled by him and certain other persons and entities contributing ownership interests in the Predecessor properties to our Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right, commencing on or after August 27, 2004, to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, from August 27, 2004 onwards, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Upon consummation of our IPO, 22.8% of the carrying value of the net assets of our Operating Partnership was allocated to minority interests. Upon exercise of the underwriters’ over-allotment option of 5,476,500 shares on July 8, 2003, the minority interests were reduced to 20.5%. On June 27, 2004, the first anniversary of our IPO, we issued 141,414 shares of restricted stock. In addition, during the period August 27, 2004 through December 31, 2004, our Operating Partnership redeemed a total of 471,364 Units upon instruction from limited partners for an equivalent number of shares, which further reduced our minority interest percentage. Neither the company nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners.

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

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5. Debt

A summary of our outstanding indebtedness as of December 31, 2004 and 2003 is as follows:

	Date		Interest Rate		2004	2003

US Bank Tower Mortgage	07/01/13		4.66%		$260,000	$260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage	07/06/07	(1)	LIBOR + 0.824%	(2)	230,000	230,000
Senior Mezzanine	07/07/08	(3)	LIBOR + 3.750%	(4)	30,000	30,000
Junior Mezzanine	07/06/07	(1)	LIBOR + 6.625%	(5)	20,000	20,000
Wells Fargo Tower Mortgage	07/01/10		4.68%	(6)	250,000	250,000
KPMG Tower:
Mortgage	11/01/11		5.14%		210,000	-
Mortgage	08/31/05		LIBOR + 1.875%		-	195,000
One California Plaza Mortgage	12/01/10		4.73%		146,250	146,250
Glendale Center Mortgage	11/01/13		5.727%		80,000	80,000
Park Place I Mortgage	11/01/14		5.64%		170,000	-
Park Place II Bridge (7)	07/22/05	(8)	LIBOR + 1.75%		140,000	-
Washington Mutual Mortgage	12/11/11		5.07%		106,000	-
Lantana Mortgage	01/06/10		4.94%		98,000	-
Credit Facility	06/27/06		LIBOR + 2.13%		20,000	-
					1,760,250	1,211,250

Washington Mutual Secured Loan (9)	12/13/05		2.82%		45,200	-
					$1,805,450	$1,211,250
__________
(1)	A one-year extension is available.

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

(6)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with a weighted average interest rate of 4.68%.

(7)	Beginning January 24, 2005, this loan is secured by Park Place II.

(8)
The company entered into terms to refinance a portion of the $140.0 million Park Place II loan with a $100.0 million, seven-year loan bearing interest at 5.39%, which will be reduced to 4.99%, if the outstanding principal balance is reduced by $8.0 million within 30 days of the closing date. This $100 million loan is expected to close by the end of the first quarter 2005.

(9)
This note payable is collateralized with a letter of credit fully secured by an interest bearing cash deposit. The note and related accrued interest are expected to be repaid from the proceeds of the cash deposit.

As of December 31, 2004 and 2003, one-month LIBOR was 2.40% and 1.12%, respectively.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Except for our mortgage loans for Wells Fargo Tower, KPMG Tower, One California Plaza and Park Place I, our loans require interest only payments on a monthly basis with principal due at maturity. Our Wells Fargo Tower mortgage loan requires monthly payments of interest only until July 2006 when monthly principal payments based on a 33-year amortization schedule begins. Our KPMG Tower mortgage loan requires monthly payments of interest only until November 2009 when monthly principal payments based on a 30-year amortization schedule begins. Our One California Plaza mortgage loan requires monthly payments of interest only until November 2007 when monthly principal payments based on a 26-year amortization schedule begins. Our Park Place I mortgage loan requires monthly payments of interest only until December 2009 when monthly principal payments based on a 30-year amortization schedule begins.

As of December 31, 2004, principal payments due for our mortgages and other secured loans are as follows (in thousands):

2005	$185,200
2006	21,513
2007	254,067
2008	36,807
2009	7,436
Thereafter	1,300,427
Total	$1,805,450

As of December 31, 2004, of our total secured loans of $1,805.5 million, $608.0 million may not be prepaid, but can be defeased, $992.3 million contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates specified in the underlying loan agreements and $45.2 million may not be prepaid.

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

Our Operating Partnership has a secured revolving credit facility with a group of banks led by Citicorp North America, Inc. and Wachovia Bank, N.A. The $100.0 million credit facility has a borrowing limit based on a percentage of the value of our properties that secure our credit facility. Borrowings under this facility were $20.0 million and approximately $59.9 million was still available to us as December 31, 2004. The credit facility bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 2.125% depending on our operating partnership’s overall leverage. This credit facility expires in June 2006 with an option to extend the term for one year at our option. The credit facility is secured by our ownership interests in Plaza Las Fuentes and Cerritos Corporate Center Phases I and II.

The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage, fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2004 and December 31, 2003, we were in compliance with all such covenants.

We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned and controlled by Mr. Maguire and an entity controlled by certain former senior executives of the Predecessor. As of December 31, 2004, $591.8 million of our debt is subject to such guarantees.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. Earnings per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share (in thousands except share and per share amounts):

	Year Ended December 31, 2004	Period from June 27, 2003 to December 31, 2003

Net income (loss)	$33,467	$(31,016)
Preferred dividends	(17,899)	-
Net income (loss) available to common shareholders	$15,568	$(31,016)

Weighted average common shares outstanding - basic	42,504,134	42,009,487
Potentially dilutive securities:
Stock options	119,530	-
Unvested restricted stock	55,460	-
Weighted average common shares outstanding - diluted	42,679,124	42,009,487

Earnings per Share - Basic:
Net income (loss) per share available to common shareholders	$0.37	$(0.74)

Earnings per Share - Diluted:
Net income (loss) per share available to common shareholders	$0.36	$(0.74)

The following items were not included in the computation of diluted earnings per share for the period from June 27, 2003 to December 31, 2003 because the effect was anti-dilutive:

	Stock Options	Unvested Restricted Stock

Outstanding	530,000	315,790
Price	$19.00	$19.00
Expiration	June 2013	June 2004 to June 2008

7. Stockholders’ Equity

Shares and Units

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of our Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock on a one-for-one basis after August 27, 2004. During the period August 27, 2004 through December 31, 2004 471,364 Units were converted to common stock on a one-for-one basis. We had 43,258,489 and 42,645,711 shares of common stock and 10,528,034 and 10,999,398 of Units outstanding as of December 31, 2004 and December 31, 2003, respectively.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stock Options

We granted 530,000 stock options in connection with the IPO that had an exercise price equal to the market value of the underlying common stock on the date of the grant, which was $19.00, and the options vest over the course of three years from the grant date. We also granted our independent directors options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $24.38 in connection with their reelection to the board on June 3, 2004.

The fair market value of each option granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model with the following weighted-average assumptions for grants in 2004 and 2003.

Assumption Price	2004	2003
Dividend yield	6.5%	8.3%
Expected life of option	36 months	36 months
Risk-free interest rate	4.60%	3.41%
Expected stock price volatility	29.34%	15.00%
Number of steps	500	500

The stock-based compensation cost that we would have recorded for the years ended December 31, 2004 and December 31, 2003, had we expensed the fair value of the options calculated using the binomial model method, would have been $188,000 and $85,000 net of minority interests, respectively.

Distributions

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes including the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

On December 20, 2004, we declared a dividend to common stockholders of record and our Operating Partnership declared a distribution to Unit holders of record, in each case as of December 31, 2004, of $0.40 per common share and Unit, for the quarter ended December 31, 2004. These dividends and distributions were paid on January 28, 2005. This is equivalent to an annual rate of $1.60 per common share and Unit.

On December 20, 2004, we declared a dividend to holders of record of our series A preferred stock as of December 31, 2004 of $0.4766 per preferred share. This dividend is payable for the quarter ended January 31, 2005 and was paid on January 28, 2005. This is equivalent to an annual rate of $1.9064 per preferred share. For the period January 23, 2004 to January 31, 2005, we have paid $1.9487 per preferred share.

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2004 and 2003:

	2004	2003

Dividends declared per common share	$1.6000	$0.8176
Less: Dividends declared in the current year, and paid in the following year	(0.4000)	(0.4000)
Add: Dividends declared in the prior year, and paid in the current year	0.4000	-
Dividends paid per common share	$1.6000	$0.4176

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The income tax treatment for distributions reportable for the years ended December 31, 2004 and 2003 as identified in the above, was as follows (unaudited):

	2004		2003

Ordinary Income	$0.6512	40.7%	$-	0.0%
Return of capital	0.9488	59.3%	0.4176	100.0%
	$1.6000	100.0%	$0.4176	100.0%

8. Incentive Award Plan

We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P., (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, our Operating Partnership and our Services Companies (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock with an aggregate value of $12.5 million were issued upon consummation of our IPO. The holders of these shares have full voting rights and will receive any dividends paid. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of our IPO, 263,158 shares vest equally over five years and 52,632 vest equally over three years, on the anniversary date of our IPO. On June 27, 2004, the first anniversary of our IPO, we issued 141,414 shares of restricted stock with an aggregate value of $3.5 million (based on a closing common stock price of $24.75 per share on the New York Stock Exchange as of June 25, 2004). Of these 141,414 shares of restricted stock, 28,283 were fully vested upon issuance and the remainder will vest equally over the next four years on the anniversary date of our IPO. The holders of these shares have full voting rights and will receive any dividends paid. As discussed in Note 7, upon consummation of our IPO, at an exercise price of $19.00 per share, we granted options to purchase 500,000 shares to certain officers, which will vest at the end of three years and options to purchase 30,000 shares to independent directors, which will vest equally over three years. On June 3, 2004, we granted our independent directors additional options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $24.38 in connection with their reelection to the board. These additional stock options also vest equally over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant. No options were cancelled or exercised during 2004.

  We recorded deferred compensation charges totaling $1.8 million and $1.2 million for year ended December 31, 2004 and for the period from June 27, 2003 through December 31, 2003, respectively, for the vesting of the restricted stock grants.

9. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2004 and 2003 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. As described in Note 10, the interest rate cap and interest rate swap financial instruments are recorded at fair value.

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

On December 31, 2004 the aggregate fair value of our mortgage and other secured loans is estimated to be $1,781.9 million compared to the carrying value of $1,805.5 million. As of December 31, 2003 the fair value of our loans was estimated to be $1,180.6 million compared to the carrying value of $1,211.3 million.

10. Derivative Instruments

In connection with our IPO, we entered into interest rate swap agreements to fix the floating interest rate associated with $250 million of the Gas Company Tower and 808 South Olive Garage loans and $72 million of the KPMG Tower mortgage loan. On October 10, 2003 we sold the $72 million interest rate swap for $1.6 million. On July 28, 2004, we sold the $250.0 million interest rate swap agreement.

As of December 31 2004, we have no interest rate swap agreements outstanding. The net amounts received or paid under our swaps were recognized as an adjustment to interest expense when such amounts were incurred or earned. Our objective in using interest rate swap agreements was to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to movements in interest rates.

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

Included in accumulated other comprehensive income as of December 31, 2004 is $9.9 million of deferred gain on swaps and caps that we sold, net of minority interests of $2.0 million. Included in accumulated other comprehensive income as of December 31, 2003 was the fair value of the swap outstanding, which was approximately $6.4 million, net of minority interests of $1.3 million and $1.8 million of deferred gain on the swap that we sold, net of minority interests of $0.4 million. These gains are recognized as a reduction of interest expense over the original lives of the swaps as required by SFAS 133.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The table below lists our derivative instruments, and their fair values as of December 31, 2004 and 2003:

					Fair Value
	Notional Value	Strike Rate	Effective Date	Expiration Date	2004	2003

Interest rate swap (1)	$250,000	2.17%	07/15/03	07/16/07	$-	$6,449
Interest rate cap (2)	232,000	6.00%	09/13/02	09/01/05	-	72
Interest rate cap	230,000	7.92%	07/15/03	07/15/07	32	732
Interest rate cap	20,000	7.92%	11/17/03	07/15/07	3	64
Interest rate cap sold	250,000	7.92%	07/15/03	07/15/07	(35)	(796)
Interest rate cap	30,000	3.50%	07/15/03	07/15/08	646	1,211
Interest rate cap sold	30,000	3.50%	07/15/03	07/15/08	(646)	(1,211)
Total					$-	$6,521
__________
(1)	Interest rate swap sold on July 28, 2004.

(2)	Interest rate cap sold on October 10, 2003.

11. Unconsolidated and Uncombined Real Estate Entities

As of December 31, 2004 and 2003, we had no real estate entities that were accounted for as an unconsolidated investment using the equity method of accounting. From June 27, 2003 through August 29, 2003 we had an investment in Glendale Center, which we accounted for using the equity method. For the period January 1, 2003 through June 26, 2003 and the year ended December 31, 2002, the Predecessor had indirect investments in the following properties, which were accounted for as uncombined investments using the equity method of accounting:

US Bank Tower
Wells Fargo Tower
Glendale Center
KPMG Tower (through September 13, 2002, when the third-party interests were purchased)

The following is condensed, combined financial information related to these properties through the dates that we or the Predecessor consolidated the properties:

Statements of Operations Information
(in thousands)

	Year Ended December 31,
	2003	2002

Revenue	$59,851	$132,288
Expense:
Operating and other expenses	25,029	52,882
Interest expense	20,850	53,970
Depreciation and amortization	13,116	24,091
Net income	$856	$1,345

Our/Predecessor's share of net income (loss)	$1,214	$(1,276)
Elimination and other entries	409	1,114
Equity in net income (loss) of real estate entities	$1,623	$(162)

Significant accounting policies used by the unconsolidated and uncombined real estate entities that owned these properties are similar to those used by us and the Predecessor.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. Segment Information

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

Due to the reduced size of the hotel segment in relation to our consolidated financial information, we are not required to report segment information for the year ended December 31, 2004.

Set forth below is information related to the office segment for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002

Revenue from office operations	$177,980	$80,493
Equity in net (loss) income of real estate entities	1,623	(162)
Interest expense	48,938	34,017

The following is information related to the hotel segment for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002

Revenue from hotel operations	$18,449	$20,005
Interest expense	2,121	4,958

13. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

14. Property Acquisitions

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

On August 29, 2003, we acquired all of the third-party interests in Glendale Center for aggregate consideration of $64.0 million, excluding acquisition costs. The acquisition consisted of purchasing BankAmerica Realty Services Inc.’s ownership interest for $53.0 million and Disney Enterprises’ distribution participation rights for $11.0 million. Concurrently, we defeased the existing $37.0 million property mortgage. On October 14, 2003, we obtained an $80.0 million mortgage loan secured by Glendale Center.

On November 6, 2003, we acquired One California Plaza from a third-party for aggregate consideration of $225.0 million. This purchase was funded, in part, with a seller-provided mortgage of $146.3 million.

On April 14, 2004, we acquired the Park Place I office campus in Orange County, California. The purchase price was approximately $260.0 million including the assumption of existing mortgage and mezzanine financing of approximately $164.0 million. The remainder was funded through proceeds of our series A preferred stock offering.

On July 23, 2004, we completed the acquisition of Park Place II in Orange County, California. The purchase price was approximately $215 million, which was funded through a $140 million bridge loan. The remainder was funded through proceeds of our series A preferred stock offering.

On November 22, 2004, we completed the acquisition of Washington Mutual Irvine Campus, an office campus located in Irvine, California. The purchase price was approximately $151.2 million, which was funded through a $106.0 million mortgage loan. The remainder was funded with a seller financed note payable at 2.82%, per annum, collateralized with a letter of credit fully secured by a cash deposit bearing interest at 2.82%.

On December 16, 2004, we completed the acquisition of Lantana Media Campus, a campus located in Santa Monica, California. The purchase price was approximately $136.8 million, which was funded through $18.8 million cash on hand and a $98.0 million mortgage loan. The remainder was funded with our $100.0 million line of credit.

15. Future Minimum Rent

Our properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2005 to 2022. The future minimum lease payments to be received (excluding operating expense reimbursements) by our company as of December 31, 2004, under non-cancelable operating leases are as follows (in thousands):

2005	$187,597
2006	178,209
2007	166,552
2008	158,156
2009	145,888
Thereafter	396,423
Total	$1,232,825

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

16. Tenant Concentrations

Our tenants in our five office towers located in the LACBD consist largely of professional service firms, particularly law firms, financial institutions and a utility company. A significant portion of our and the Predecessor’s rental revenues and tenant reimbursements were generated from certain tenants of these properties. The revenue recognized related to tenants that were greater than 10% of consolidated and combined rental revenues and tenant reimbursement revenue for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

		2004		2003	2002
Law firm tenant in Gas Company Tower	$	*	$	*	$8,149
Law firm tenant in Gas Company Tower		*		*	7,502
Sempra Energy and its subsidiary, Southern California Gas Company**		34,875		30,629	22,822
		$34,875		$30,629	$38,473
__________
*	Less than 10% for the year ended December 31, 2004 and December 31, 2003.

**	We began consolidating revenue from Sempra Energy on June 27, 2003 when we acquired the third-party interests in US Bank Tower.

As of December 31, 2004 and 2003, $9,028,000 and $7,244,000, respectively, of the deferred rents included in our consolidated balance sheets relates to Sempra Energy and Southern California Gas Company.

17. Commitments and Contingencies

Capital Leases

We have capital lease obligations for equipment on KPMG Tower and Wells Fargo Tower expiring January 2009, US Bank Tower expiring March 2009 and Gas Company Tower expiring December 2008.

The gross payments under these leases as of December 31, 2004 are as follows (in thousands):

2005	$1,659
2006	1,659
2007	1,576
2008	1,328
2009	188
6,410
Less: interest	(1,002)
Total	$5,408

Operating Leases

We have ground lease obligations on One California Plaza expiring August 2082 and Cerritos Corporate Center Phase I and Phase II, expiring November 2032, with an option to extend through March 2087. We also have an air space lease at Plaza Las Fuentes expiring December 2017, with options to renew for three additional ten-year periods and an option to purchase the land and air space.

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The minimum commitment under these leases as of December 31, 2004 was as follows (in thousands):

2005	$1,915
2006	1,915
2007	1,915
2008	1,915
2009	1,915
Thereafter	138,108
Total	$147,683

In addition to the minimum fixed rents, the leases include formulas for variable contingent rent. For each of the years ended December 31, 2004, 2003 and 2002, rent expense related to these leases was equal to the fixed rent as the conditions for payment of contingent rent had not been met. Rental expense totaled approximately $2,657,000, $1,049,000 and $608,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Commitments

As of December 31, 2004 and December 31, 2003, we had approximately $19.6 million and $15.0 million, respectively, in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

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

Hotel Management Agreement

Effective December 20, 2002, we entered into a hotel management agreement with Westin® Management Company West (Westin®) to operate the Westin® Pasadena Hotel. This agreement has a 15 year term and calls for base management fees of 2.5% of gross operating revenue, as defined, in year one, 2.75% in year two and 3.0% thereafter. The agreement also requires incentive management fees, if applicable, based on the computation methodology described in this agreement. Additionally, the agreement calls for a $3,500,000 payment to be made by Westin® at the inception of agreement, which we amortize as an offset to management fees over a 10-year period. Any unamortized amount is refundable to Westin® in the event that the management agreement is terminated.

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

401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all full-time employees who have completed twelve months of service. Employees may contribute up to 60% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company provides a matching contribution in an amount equal to 50% of the employee contribution. Company contributions are vested over the second through the sixth year of employment at a rate of 20% per year. Company contributions to the Plan were approximately $233,000, $132,000 and $119,000 for the years ended December 31, 2004, 2003 and 2002.

Tax Indemnification Agreements

We have agreed not to sell US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Los Fuentes for periods of up to 12 years (lock-out period). We have agreed to indemnify Mr. Maguire and others from all direct and indirect tax consequences if any of these properties are sold during the lockout period. The lockout period does not apply if a property is disposed of in a nontaxable transaction (i.e., §1031 exchange).

18. Quarterly Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for us and the Predecessor for the years ended December 31, 2004 and 2003. Certain amounts have been reclassified to conform to the current year presentation.

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004		March 31, 2004

Total revenue (1)	$88,334	$84,130	$81,159		$73,091
Income before minority interests (1)	6,789	9,402	10,200		11,058
Net income available to common shareholders	1,624	3,696	4,320		5,928

Income per share available to common shareholders - basic and diluted	$0.04	$0.09	$0.10		$0.14

Weighted-average shares outstanding - basic	42,828,004	42,514,303	42,334,249		42,329,921
Weighted-average shares outstanding - diluted	43,069,428	42,688,838	42,487,711		42,578,570

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003(2)		March 31, 2003
Total revenue	$70,208	$62,523	$32,748		$30,950
Income (loss) before minority interests	10,101	9,078	(79,366)		(1,434)
Net income (loss)	8,030	7,196	(65,813)		(1,578)

Income (loss) per share - basic and diluted	$0.19	$0.17	$(1.25)	(3)	$-

Weighted-average shares outstanding - basic	42,329,921	41,913,231	36,853,421		-
Weighted-average shares outstanding - diluted	42,496,536	41,974,245	36,853,421		-

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

__________
(1)
The amounts presented for the three months ended September 30, 2004 are not equal to the same amounts previously reported in the Form 10-Q filed with the SEC as a result of the reclassification of Cerritos Corporate Center out of discontinued operations during the fourth quarter of 2004 when the Company decided not to sell this asset. Below is a reconciliation to the amounts previously reported in the Form 10-Q:

For the three months ended September 30, 2004

Total revenues previously reported in Form 10-Q	$81,071
Discontinued operations previously reported in Form 10-Q subsequently reclassified to revenue	3,059
Total revenues disclosed in Form 10-K	$84,130

Income from continuing operations before minority interests & preferred stock dividends previously reported in Form 10-Q	$7,486
Income from discontinued operations previously reported in Form 10-Q subsequently reclassified to income from continuing operations	1,916
Income before minority interests & preferred stock dividends reported in Form 10-K	$9,402

(2)
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

(3)
The loss per share - basic and diluted is for the four-day period from June 27, 2003 to June 30, 2003. This is not comparable to expected future net income per share since it includes the effect of various IPO-related charges.

19. Investments in Real Estate

The following is certain information related to our investments in real estate as of December 31, 2004 (in thousands):

			Initial Cost (1)		Costs capitalized subsequent to Acquisition		Total Costs
Property	Encumbrances		Land, Acquired Ground Lease and Land Held for Development and Disposition	Building & Improvements	Carrying Costs	Improvements	Land, Acquired Ground Lease and Land Held for Development and Disposition	Building & Improvements (2)	Total	Accumulated Depreciation (2)	Year Acquired (a) or Constructed (c) (1)

US Bank Tower (3)	$260,000		$21,233	$-	$38,122	$261,762	$41,182	$279,935	$321,117	$(16,287)	1989(c)
Gas Company Tower	267,000		29,423	-	54,464	255,557	55,588	283,856	339,444	(38,538)	1991(c)
808 S. Olive	13,000		5,912	8,625	-	2,509	5,982	11,064	17,046	(6,183)	1991(a)
Wells Fargo Tower	250,000		4,073	-	**	297,167	33,795	267,445	301,240	(27,890)	1982(c)
KPMG Tower (3)	210,000		4,666	-	**	202,845	15,386	192,125	207,511	(39,251)	1983(c)
One California Plaza	146,250		30,425	196,633	-	3,231	30,425	199,864	230,289	(11,946)	2003(a)
Plaza Las Fuentes (4)	10,169		-	-	5,654	117,964	197	123,421	123,618	(42,135)	1989(c)
Glendale Center	80,000		12,595	22,882	335	62,589	18,357	80,044	98,401	(5,760)	1995(a)
Cerritos Corporate Center Phase I & Phase II (4)	9,831		-	71,864	-	-	-	71,864	71,864	(2,695)	2003(a)
Park Place I	170,000		32,923	199,296	-	1,129	32,923	200,425	233,348	(6,475)	2004(a)
Park Place II	-	(5)	114,246	107,434	-	1,249	115,495	107,434	222,929	(1,318)	2004(a)
Washington Mutual Irvine Campus	106,000		24,300	106,668	-	-	24,300	106,668	130,968	(485)	2004(a)
Lantana Media Campus	98,000		39,200	82,768	-	-	39,200	82,768	121,968	(115)	2004(a)
	$1,620,250		$318,996	$796,170	$98,575	$1,206,002	$412,830	$2,006,913	$2,419,743	$(199,078)

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

__________
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

(3)	US Bank Tower includes the Westlawn offsite parking garage and KPMG Tower includes the X-2 offsite parking garage.

(4)	These properties secure our $100 million line of credit facility. As of December 31, 2004, advances outstanding under the line of credit total $20 million.

(5)	On January 24, 2005, the Park Place II property became collateral for our $140 million bridge loan and we expect to place a $100 million mortgage on the property in March 2005.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $2,056,007 (unaudited) as of December 31, 2004.

The following table reconciles the historical cost of our and the Predecessor’s investments in real estate from January 1, 2002 through December 31, 2004:

	Year Ended December 31,
	2004	2003		2002

Balance, beginning of the year	$1,683,901	$632,247		$446,732
Additions during the year - Acquisitions, improvements, etc.	735,842	1,054,380	(1)	185,961	(2)
Deductions during the year	-	(2,726)		(446)
Balance, end of the year	$2,419,743	$1,683,901		$632,247
__________
(1)	The additions during 2003 include the effect of consolidating US Bank Tower, Wells Fargo Tower, and Glendale Center.

(2)	The additions during 2002 include the effect of combining KPMG Tower.

The following table reconciles accumulated depreciation related to our and the Predecessor’s investments in real estate from January 1, 2002 through December 31, 2004:

	Year Ended December 31,
	2004	2003		2002

Balance, beginning of the year	$130,452	$82,863		$46,079
Additions during the year	68,626	49,619	(1)	37,230	(2)
Deductions during the year	-	(2,030)		(446)
Balance, end of the year	$199,078	$130,452		$82,863
__________
(1)
The additions include the effects of including a pro-rata share of historical accumulated depreciation and amortization for US Bank Tower, Wells Fargo Tower and Glendale Center based on the percentage ownership prior to our acquisition of the third-party interest of these properties.

(2)
The additions include the effect of including a pro-rata share of historical accumulated depreciation for KPMG Tower based on the Predecessor’s percentage ownership prior to its acquisition of the third-party interests in this property.

20. Subsequent Events

On January 13, 2005, we entered into terms for a new $100.0 million, seven-year mortgage financing for Park Place II loan bearing interest at 5.39%, which will be reduced to 4.99%, if the outstanding principal balance is

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

reduced by $8.0 million within 30 days of the closing date. This $100 million loan is expected to close by the end of the first quarter 2005. The proceeds will be used to repay a portion of the $140.0 million Park Place II bridge loan.

On January 27, 2005, we entered into an agreement with an affiliate of CommonWealth Partners, LLC (“CommonWealth”) to acquire a number of assets from CommonWealth’s Fifth Street Properties Portfolio, a portfolio of office properties owned through a partnership with Rockefeller Group International, Inc. and the California Public Employees Retirement System. The portfolio consists of ten Class A office properties (24 buildings) located in Southern California, Arizona, Colorado and Texas as well as land and development agreements for mixed-use improvements. The purchase price is approximately $1.51 billion, including the assumption of $155.0 million of debt.

On February 25, 2005, we entered into an agreement with CalWest Industrial Holdings, LLC (“CalWest”) to acquire San Diego Tech Center, an office campus comprised of 11 office buildings and additional improvements, located in Sorrento Mesa, San Diego County, California, for approximately $185.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the framework set forth in the COSO Report (Committee of Sponsoring Organizations of the Treadway Commission) to assess the effectiveness of our internal control over financial reporting. Based upon this assessment, our management concluded that our internal control over financial reporting is operating effectively as of December 31, 2004. Our independent registered public accounting firm KPMG LLP has audited our financial statements and has issued an attestation report on our assessment of internal control over financial reporting, which appears on the following page of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

As defined in SEC Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Co-Chief Executive Officers and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Maguire Properties, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Maguire Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Maguire Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Maguire Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Maguire Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maguire Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows of Maguire Properties, Inc. and subsidiaries for the year ended December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss for the period from June 27, 2003 (commencement of operations) through December 31, 2003, the related combined statements of operations, and owners’ deficit of Maguire Properties Predecessor, as defined in Note 1 to the consolidated and combined financial statements, for the period from January 1, 2003 through June 26, 2003, and the year ended December 31, 2002, the related consolidated and combined statements of cash flows of Maguire Properties, Inc. and subsidiaries and Maguire Properties Predecessor for the year ended December 31, 2003, and the related combined statement of cash flows of Maguire Properties Predecessor for the year ended December 31, 2002, and our report dated March 13, 2005 expressed an unqualified opinion on those consolidated and combined financial statements.

                                                                                        KPMG LLP

Los Angeles, California
March 13, 2005

ITEM 9B.	OTHER INFORMATION

Reports on Form 8-K

On November 3, 2004, we furnished to the Securities and Exchange Commission under Item 2.02 and Item 7.01 of Form 8-K a copy of our Press Release, dated November 3, 2004, as well as supplemental information, regarding our results of operations for the third quarter of 2004.

On November 5, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 and Item 2.01 to report a $210.0 million, seven-year mortgage refinancing of KPMG Tower by our wholly owned subsidiary.

On November 8, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 to report the entry into an agreement to acquire Lantana Media Campus by our wholly owned subsidiary.

On November 10, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 to report a $170.0 million, ten-year mortgage refinancing of Park Place I by our wholly owned subsidiary.

On November 24, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 and Item 2.01 to report the completed acquisition of Washington Mutual Irvine Campus by our wholly owned subsidiary.

On December 20, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 and Item 2.01 to report the completed acquisition of Lantana Media Campus by our wholly owned subsidiary and the entry into related financing.

On January 21, 2005, we filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 to report an increase in the annual fee paid to non-employee members of the company’s board of directors.

On February 2, 2005, we filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 to report the entry into an agreement to acquire the CommonWealth portfolio, of ten properties and three separate land parcels, by our wholly owned subsidiary.

On February 9, 2005, we furnished to the Securities and Exchange Commission under Item 2.02 and Item 7.01 of Form 8-K a copy of our Press Release, dated February 8, 2005, as well as supplemental information, regarding our results of operations for the fourth quarter of 2004.

On March 3, 2005, we filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 to report the entry into an agreement to acquire San Diego Tech Center by our wholly owned subsidiary.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Because our stock is listed on the NYSE, each of our Co-Chief Executive Officers is required to make, and each has made, an annual certification to the NYSE stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. Each of our Co-Chief Executive Officers made his annual certification to that effect to the NYSE as of July 1, 2004. In addition, our company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Co-Chief Executive Officers and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our company’s public disclosure.

Further information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Categorical Standards for Board Service and Audit Committee Financial Expert” shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act concerning our directors and executive officers set forth under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning our security ownership of certain beneficial owners and management required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedule

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.

Maguire Properties, Inc. and the Maguire Properties’ Predecessor.

Report of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets for the Company as of December 31, 2004 and December 31, 2003	61

Consolidated and Combined Statements of Operations for the Company for the year ended December 31, 2004 and for the period from June 27, 2003 through December 31, 2003, and for the Maguire Properties’ Predecessor for the period from January 1, 2003 through June 26, 2003 and for the year ended December 31, 2002	62

Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) and Comprehensive Income (Loss) for the Company for the year ended December 31, 2004 and for the period from June 27, 2003 through December 31, 2003, and for the Maguire Properties’ Predecessor for the period from January 1, 2003 through June 26, 2003 and for the year ended December 31, 2002	63

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	64

Notes to Consolidated and Combined Financial Statements	66

All schedules are omitted since the required information is not present in amounts sufficient to require submission to the schedule or because the information required is included in the financial statements and notes thereto.

(b) Exhibits

Exhibit	Description
3.1	Articles of Amendment and Restatement of Maguire Properties, Inc. (5)
3.2	Form of Articles Supplementary of Maguire Properties, Inc. (1)
3.3	Amended and Restated Bylaws of Maguire Properties, Inc., as amended. (8)
4.1	Form of Certificate for Series A Preferred Stock of Maguire Properties, Inc. (2)
4.2	Form of Certificate of Common Stock of Maguire Properties, Inc. (3)
5.1	Opinion of Venable LLP, with respect to the legality of the shares being registered. (4)
8.1	Opinion of Latham & Watkins LLP with respect to tax matters (4)
10.1	Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P. (5)
10.2	Form of Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P. (1)
10.3	Registration Rights Agreement dated as of June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein. (5)
10.4	Registration Rights Agreement dated June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P., Option Entities and ROFO Entities. (5)
10.5	Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties, L.P. and Maguire Properties Services, Inc. (5)
10.6	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III dated November 11, 2002. (3)

10.7	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Richard I. Gilchrist dated November 11, 2002. (3)
10.8	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Dallas E. Lucas dated November 11, 2002. (3)
10.9	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas dated November 7, 2002. (3)
10.10	Amendment to Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas dated November 1, 2003. (2)
10.11	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and John A. Morales dated November 8, 2002. (3)
10.12	Non-competition Agreement dated as of June 27, 2003 between Maguire Properties, Inc. and Robert F. Maguire III. (5)
10.13	Non-competition Agreement dated as of June 27, 2003 between Maguire Properties, Inc. and Richard I. Gilchrist (5)
10.14	Option Agreement (Water’s Edge) dated as of November 11, 2002. (3)
10.15	Option Agreement (Plaza Las Fuentes II) dated as of November 11, 2002. (3)
10.16	Option Agreement (1733 Ocean) dated as of November 11, 2002. (3)
10.17	Option Agreement (Solana) dated as of November 11, 2002. (3)
10.18	Right of First Offer (Solana) dated June 27, 2003 between Maguire Properties, L.P., Maguire Properties - Solana Limited Partnership and Maguire Partners - Solana Land, L.P. (5)
10.19	Revolving Credit Facility. (5)
10.20	First Letter Amendment and Limited Waiver to Credit Facility, dated October 28, 2003. (2)
10.21	Second Letter Amendment and Consent of Administrative Agent to Credit Facility. (1)
10.22	Senior Loan Agreement between Maguire Partners - 355 S. Grand, LLC, Deutsche Bank AG Cayman Island Branch and Deutsche Bank AG New York Branch dated September 13, 2002. (3)
10.23	Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P. dated as of November 11, 2002. (3)
10.24	Contribution Agreement between Maguire/Thomas Partners - Master Investment, LLC and Maguire Properties, L.P. dated as of November 5, 2002. (3)
10.25	Contribution Agreement between William Thomas Allen and Maguire Properties, L.P. dated as of November 11, 2002. (3)
10.26	Contribution Agreement between Philadelphia Plaza Phase II and Maguire Properties, L.P. dated as of November 8, 2002. (3)
10.27
Air Space Lease by and between Pasadena Community Development Commission and Maguire Thomas Partners/ Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November, 1997 and Estoppel Certificate, Consent and Amendment dated March, 2001. (3)

10.28	Rate Protection Transaction dated March 26, 2002 between SMBC Derivative Products Limited and Bunker Hill Senior Mezzanine, LLC. (3)
10.29	Rate Protection Transaction dated March 26, 2002 between SMBC Derivative Products Limited and Bunker Hill Junior Mezzanine, LLC. (3)
10.30	Rate Protection Transaction dated as of December 15, 2000 between SMBC Limited and Maguire Partners - 555 West Fifth, LLC and Maguire Partners - 808 South Olive, LLC. (3)
10.31	Rate Protection Transaction dated as of December 15, 2000 between SMBC Derivative Products Limited and MP - 555 West Fifth Mezzanine, LLC and MP - 808 South Olive Mezzanine, LLC. (3)
10.32	Interest Rate Cap Transaction dated September 13, 2002 between Fleet National Bank and Maguire Partners - 355 S. Grand, LLC. (3)
10.33	Cap Transaction dated March 16, 2001 between Lehman Brothers Derivative Products Inc. and Maguire Partners - Plaza Las Fuentes, LLC. (3)
10.34	Limited Liability Company Agreement of Bunker Hill Equity, LLC, dated as of March 27, 2002. (3)
10.35	Membership Interests Purchase Agreement between Cousins Properties Incorporated, Maguire Properties, Inc. and Cousins/Cerritos I, LLC dated March 17, 2003. (3)
10.36
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 26, 2003 by and among Library Square Associates, LLC, as borrower, Commonwealth Title Company, as Trustee and Greenwich Financial Products, Inc., as lender and Form of Cash Management Agreement dated as of June 26, 2003 by and among Library Square Associates, LLC, Maguire Properties, L.P., Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association. (5)

10.37	Loan Agreement dated as of June 27, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth, LLC and Maguire Properties - 808 S. Olive, LLC, as borrower. (5)

10.38
Mezzanine Loan Agreement dated as of June 27, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth Mezzanine, LLC and Maguire Properties - 808 S. Olive Mezzanine, LLC, as borrower. (5)

10.39
Form of Amended and Restated Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth, LLC and Maguire Properties - 808 S. Olive, LLC, as borrower. (2)

10.40
Form of Amended and Restated Senior Mezzanine Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth Senior Mezzanine, LLC and Maguire Properties - 808 S. Olive Senior Mezzanine, LLC, as borrower. (2)

10.41
Form of Junior Mezzanine Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth Junior Mezzanine, LLC and Maguire Properties - 808 S. Olive Junior Mezzanine, LLC, as borrower. (2)

10.42	Management and Leasing Agreement (Solana) dated as of June 27, 2003, between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Limited Partnership. (5)
10.43	Management and Leasing Agreement (Solana Land) dated June 27, 2003 between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Land, L.P. (5)
10.44	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan. (3)
10.45
Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 26, 2003, by and among North Tower, LLC, as borrower, Commonwealth Title Company, as trustee, and Greenwich Financial Products, Inc., as lender and Form of Cash Management Agreement dated as of June 26, 2003 by and among North Tower, LLC, Maguire Properties, L.P., Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association. (5)

10.46	Deferred Bonus Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (3)
10.47
Agreement for Purchase and Sale of Membership Interest and Joint Escrow Instructions dated as of May 28, 2003 between BankAmerica Realty Services, Inc., a Delaware corporation, and Maguire Partners - Glendale, LLC, a California limited liability company. (3)

10.48	Agreement of Purchase and Sale of Membership Interests dated May 29, 2003 by and among Crocker Grande, Inc., Crocker Properties, Inc. and Maguire Partners - Bunker Hill, Ltd. (3)
10.49	$6,000,000 Interim Loan Credit Agreement dated June 3, 2003 by and among Maguire Properties, L.P. and Robert F. Maguire III, as borrowers, and Deutsche Bank AG Cayman Islands Branch, as lender. (3)
10.50
Purchase Agreement dated as of June 27, 2003 by and among Maguire Properties, L.P., RECP Library LLC, New BHE, LLC, Bunker Hill Equity, LLC, Maguire Partners BGHS, LLC and Maguire Partners - Hope Place, Ltd. (5)

10.51	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P. (3)
10.52	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P. (3)
10.53	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P. (3)
10.54	Property Management and Leasing Agreement (US Bank Tower) dated as of June 27, 2003 by and between Library Square Associates, LLC and Maguire Properties, L.P. (5)
10.55	Property Management and Leasing Agreement (Gas Company Tower) dated as of June 27, 2003 by and between Maguire Properties - 555 W. Fifth, LLC and Maguire Properties, L.P. (5)
10.56	Property Management and Leasing Agreement (808 South Olive) dated as of June 27, 2003 by and between Maguire Properties - 808 S. Olive, LLC and Maguire Properties, L.P. (5)
10.57	Property Management and Leasing Agreement (Wells Fargo Tower) dated as of June 27, 2003 by and between North Tower, LLC and Maguire Properties, L.P. (5)
10.58	Property Management and Leasing Agreement (KPMG Tower) dated as of June 27, 2003 by and between Maguire Properties - 335 S. Grand, LLC 555 W. Fifth, LLC and Maguire Properties, L.P. (5)
10.59	Property Management and Leasing Agreement (Plaza Las Fuentes) dated as of June 27, 2003 by and between Maguire Properties - Plaza Las Fuentes, LLC and Maguire Properties, L.P. (5)
10.60	Property Management and Leasing Agreement (Plaza Las Fuentes Phase II) dated as of June 27, 2003 by and between Maguire Properties - 385 Colorado, LLC and Maguire Properties, L.P. (5)
10.61	Property Management and Leasing Agreement (Glendale Center - Phase II) dated as of June 27, 2003 by and between Maguire Properties - Glendale II, LLC and Maguire Properties, L.P. (5)
10.62	Property Management and Leasing Agreement (1733 Ocean) dated as of June 27, 2003 by and between Maguire Properties - 1733 Ocean, LLC and Maguire Properties, L.P. (5)
10.63	Property Management and Leasing Agreement (Glendale Center) dated as of October 1, 2003 by and between Maguire Partners - 611 N. Brand, LLC and Maguire Properties, L.P. (2)

10.64	Property Management and Leasing Agreement (One California Plaza) dated as of November 6, 2003 by and between Maguire Properties - One California Plaza, LLC and Maguire Properties, L.P. (2)
10.65	Services Agreement (Solana Marriott Hotel) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - Solana Limited Partnership. (5)
10.66	Services Agreement (17th and Grand) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Thomas Partners - 17th & Grand, Ltd. (5)
10.67	Services Agreement (Development) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners Development, Ltd. (5)
10.68	Services Agreement (740 S. Olive) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - 740 Olive Street, L.P. (5)
10.69	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III. (5)
10.70	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Richard I. Gilchrist. (5)
10.71	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Dallas E. Lucas. (5)
10.72	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Javier F. Bitar. (5)
10.73	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and John A. Morales. (5)
10.74	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Mark T. Lammas. (5)
10.75	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Peggy M. Moretti. (5)
10.76	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Daniel F. Gifford. (5)
10.77	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Timothy H. Walker. (5)
10.78	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Andrea L. Van de Kamp. (5)
10.79	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Walter L. Weisman. (5)
10.80	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Lawrence S. Kaplan. (5)
10.81	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Caroline S. McBride. (5)
10.82	Purchase and Sale Agreement dated September 5, 2003 by and among Metropolitan Life Insurance Company and Maguire Properties, Inc. and Amendments. (9)
10.83
Deed of Trust, Security Agreement and Fixture Filing dated November 6, 2003 by Maguire Properties - One California Plaza, LLC to Chicago Title Insurance Company, as Trustee, for the benefit of Metropolitan Life Insurance Company, as beneficiary. (9)

10.84	Promissory Note dated November 6, 2003 by Maguire Properties - One California Plaza, LLC in favor of Metropolitan Life Insurance Company. (9)
10.85	Guaranty of Recourse Obligations dated November 6, 2003 by Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company. (9)
10.86	Unsecured Indemnity Agreement dated November 6, 2003 by Maguire Properties - One California Plaza, LLC and Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company. (9)
10.87
Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments dated September 13, 1985 and December 29, 1989. (9)

10.88
Loan Agreement dated October 14, 2003 between Maguire Properties - 611 N. Brand, LLC and Greenwich Capital Financial Products, Inc. and Cash Management Agreement dated October 14, 2003 by and among Maguire Properties - 611 N. Brand, LLC and Maguire Properties, L.P. and Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association. (2)

10.89	Agreement of Purchase and Sale between BRE/Park Place L.L.C. and Maguire Properties, L.P., dated as of February 6, 2004. (10)
10.90	Loan and Security Agreement dated as of September 18, 2002 between BRE/Park Place L.L.C., as borrower, and German American Capital Corporation, as lender. (11)

10.91
First Amendment to Loan and Security Agreement and Other Loan Documents dated as of September 30, 2002 by and among German American Capital Corporation, as lender, and BRE/Park Place L.L.C., as borrower. (11)

10.92	Note dated as of September 18, 2002 by BRE/Park Place L.L.C. in favor of German American Capital Corporation. (11)
10.93
Note and Deed of Trust Assumption Agreement dated as of April 14, 2004 by and among LaSalle Bank National Association, as trustee, BRE/Park Place, L.L.C., as original borrower, and Maguire Properties - Park Place, LLC, as new borrower. (11)

10.94	Mezzanine Loan and Security Agreement dated as of September 18, 2002 between BRE/Park Place Mezzanine L.L.C., as mezzanine borrower, and German American Capital Corporation, as mezzanine lender. (11)
10.95
First Amendment to Mezzanine Loan and Security Agreement and Other Loan Documents dated as of September 30, 2002 by and among German American Capital Corporation, as senior tier mezzanine lender and BRE/Park Place Mezzanine L.L.C., as senior tier mezzanine borrower. (11)

10.96	Mezzanine Note dated as of September 18, 2002 by BRE/Park Place Mezzanine L.L.C. in favor of German American Capital Corporation. (11)
10.97
Assumption and Modification Agreement - Senior Mezzanine Loan dated as of April 14, 2004 among Fleet National Bank, as lender, BRE/Park Place Mezzanine L.L.C., as original borrower, and MP - Park Place Senior Mezzanine, LLC, as new borrower. (11)

10.98
Junior Tier Mezzanine Loan and Security Agreement dated as of September 30, 2002 between BRE/Park Place Junior Mezzanine L.L.C., as mezzanine borrower, and German American Capital Corporation, as mezzanine lender. (11)

10.99	Amended and Restated Mezzanine Note dated as of September 30, 2002 by BRE/Park Place Junior Mezzanine L.L.C. in favor of German American Capital Corporation, as lender. (11)
10.100
Assumption and Modification Agreement - Junior Mezzanine Loan dated as of April 14, 2004 by and among SFT I, Inc., as lender, BRE/Park Place Junior Mezzanine L.L.C., as original borrower, and MP - Park Place Junior Mezzanine, LLC, as new borrower. (11)

10.101	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Crow Winthrop Development Limited Partnership. (12)
10.102	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Park Place Hotel Company, LLC. (12)
10.103	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and 3161 Michelson Drive LLC. (12)
10.104	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Park Place Development LLC. (12)
10.105	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Shops at Park Place LLC. (12)
10.106	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and 3121 Michelson Drive LLC. (12)
10.107	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Park Place Parking Company LLC. (12)
10.108	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert P Goodwin. (6)
10.109	Indemnification Agreement dated as of May 1, 2004 by and between Maguire Properties, Inc. and William H. Flaherty. (6)
10.110	Amended and Restated Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and William H. Flaherty dated May 1, 2004. (6)
10.111
Credit Agreement dated July 22, 2004 by and among Maguire Properties-Park Place Hotel, LLC, Maguire Properties-Park Place Parking, LLC, Maguire Properties-Park Place Shops, LLC, Maguire Properties-Park Place Master Development, LLC, Maguire Properties-Park Place SP Development, LLC, Maguire Properties-3121 Michelson, LLC, Maguire Properties-3161 Michelson, LLC, and each of the financial institutions initially a signatory hereto and their assignees pursuant to Section 12.5., Wachovia Bank, National Association, as Agent, and Wachovia Capital Markets, LLC, as Arranger. (6)

10.112
Park Place Development Agreement dated as of October 14, 2002, by and between the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC, and Park Place Development LLC. (6)

10.113	Purchase and Sale Agreement dated as of October 8, 2004 by and between Maguire Properties, L.P. and WMICC Delaware Holdings, LLC. (7)
10.114	Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (13)

10.115	Promissory Note dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (13)
10.116	Guaranty dated November 1, 2004 by Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company. (13)
10.117	Letter of Credit Agreement dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (13)
10.118	Sale and Purchase Agreement dated as of November 2, 2004 by and between Maguire Properties, L.P. and Lantana North Hines Development, LLC. (14)
10.119	Sale and Purchase Agreement dated as of November 2, 2004 by and between Maguire Properties, L.P. and Lantana South Hines Development, LLC. (14)
10.120
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)

10.121	Promissory Note dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)
10.122	Guaranty of Recourse Obligation of Borrower dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)
10.123	Deed of Trust and Security Agreement dated November 22, 2004 by Maguire Properties-Irvine MV Campus, LLC and Column Financial, Inc. (16)
10.124	Promissory Note dated November 22, 2004 by Maguire Properties-Irvine MV Campus, LLC and Column Financial, Inc. (16)
10.125	Promissory Note dated November 22, 2004 by Maguire Properties L.P. and WMICC Delaware Holdings LLC. (16)
10.126	Guaranty Agreement dated November 22, 2004 by Maguire Properties, L.P. and Column Financial, Inc. (16)
10.127	Loan Agreement dated November 22, 2004 by Maguire Properties-Irvine MV Campus , LLC and Column Financial, Inc. (16)
10.128	Loan Agreement dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (17)
10.129
Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (17)

10.130	Promissory Note dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (17)
10.131	Non-Recourse Guaranty Agreement dated December 16, 2004 by Maguire Properties, L.P. for the benefit of Greenwich Capital Financial Products, Inc. (17)
10.132	Agreement to Sell and Purchase and Joint Escrow Instructions, dated as of January 27, 2005, by and between Fifth Street Properties, LLC and Maguire Properties, L.P. (18)
10.133	Agreement of Purchase and Sale, dated as of February 25, 2005, between CalWest Industrial Holdings, LLC and Maguire Properties, L.P. (19)
12.1	Statement of Computation of Earnings to Fixed Charges. (19)
21.1	List of Subsidiaries of the Registrant. (19)
23.1	Consent of KPMG LLP. (19)
31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)
31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

(1)	Incorporated by reference to Amendment No. 2 to the Company’s registration statement on Form S-11 (File No. 333-111577) filed with the Commission on January 14, 2004.
(2)	Incorporated by reference to the Company’s registration statement on Form S-11 (File No. 333-111577) filed with the Commission on December 24, 2003.
(3)	Incorporated by reference to the Company’s registration statement on Form S-11 (File No. 333-101170) declared effective by the Commission on June 24, 2003.
(4)	Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-117290) declared effective by the Commission on July 12, 2004.
(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on August 13, 2003.
(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on August 12, 2004.
(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on November 11, 2004.
(8)	Incorporated by reference to the Company’s annual report on form 10-K filed with the Commission on March 30, 2004.
(9)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 20, 2003.
(10)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on April 29, 2004.
(11)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on May 13, 2004.
(12)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on August 6, 2004.
(13)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 5, 2004.
(14)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 8, 2004.
(15)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 10, 2004.
(16)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 24, 2004.
(17)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on December 20, 2004.
(18)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on February 2, 2005.
(19)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 14, 2005

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Co-Chief Executive Officer

By:	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Co-Chief Executive Officer and President

By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Shant Koumriqian
Shant Koumriqian
Vice President, Finance
(Principal Accounting Officer)

By:	/s/ Lawrence S. Kaplan
Lawrence S. Kaplan
Director

By:	/s/ Caroline S. McBride
Caroline S. McBride
Director

By:	/s/ Andrea L. Van de Kamp
Andrea L. Van de Kamp
Director

By:	/s/ Walter L. Weisman
Walter L. Weisman
Director

S-1