Form 10-Q
period 2005-03-31
MAGUIRE PROPERTIES INC
filed 2005-05-10
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005.

o Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes x No o

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2005
Common Stock, $.01 par value per share	43,331,332

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Investments in real estate:
Land	$412,134	$255,886
Acquired ground lease	30,425	30,425
Buildings and improvements	2,549,539	1,820,347
Land held for development and disposition	194,472	126,519
Tenant improvements	223,571	173,569
Furniture, fixtures and equipment	11,867	12,997
	3,422,008	2,419,743
Less: accumulated depreciation and amortization	(211,078)	(199,078)
	3,210,930	2,220,665
Assets associated with real estate held for sale	417,907	-
	3,628,837	2,220,665

Cash and cash equivalents	59,443	64,495
Restricted cash	163,583	71,123
Rents and other receivables	8,113	8,038
Deferred rents	26,076	24,734
Due from affiliates	3,449	3,913
Deferred leasing costs and value of in-place leases, net	245,479	152,528
Deferred loan costs, net	27,134	15,826
Acquired above market leases	41,287	37,207
Other assets	17,556	5,365
Total assets	$4,220,957	$2,603,894

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$2,987,730	$1,550,250
Other secured loans	100,200	255,200
Accounts payable and other liabilities	81,093	77,330
Dividends and distributions payable	24,693	24,692
Capital leases payable	7,297	5,408
Acquired lease obligations	89,399	81,449
Obligations associated with real estate held for sale	343,737	-
Total liabilities	3,634,149	1,994,329

Minority interests	67,282	72,198
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding
at March 31, 2005	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
43,331,332 and 43,258,489 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	433	433
Additional paid-in capital	653,582	653,099
Unearned and accrued stock compensation, net	(4,723)	(5,184)
Dividends in excess of earnings	(138,968)	(119,033)
Accumulated other comprehensive income, net	9,102	7,952
Total stockholders' equity	519,526	537,367
Total liabilities, minority interests and stockholders' equity	$4,220,957	$2,603,894

See accompanying notes to the consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months Ended March 31, 2005	Three months Ended March 31, 2004

Revenues:
Rental	$55,646	$36,431
Tenant reimbursements	20,821	18,903
Hotel operations	5,915	5,199
Parking	9,067	7,149
Management, leasing and development
services to affiliates	261	697
Interest and other	712	848
Total revenues	92,422	69,227

Expenses:
Rental property operating and maintenance	18,567	14,506
Hotel operating and maintenance	3,844	3,711
Real estate taxes	7,768	4,988
Parking	2,595	2,047
General and administrative and other	6,324	4,436
Depreciation and amortization	27,771	16,178
Interest	23,945	12,930
Loss from early extinguishment of debt	1,208	-
Total expenses	92,022	58,796
Income from continuing operations before
minority interests	400	10,431
Minority interests attributable to continuing operations	853	(1,400)
Income from continuing operations	1,253	9,031

Income from discontinued operations before minority interests	1,131	627
Minority interests attributable to discontinued operations	(221)	(129)
Income from discontinued operations	910	498

Net income	2,163	9,529

Preferred stock dividends	(4,766)	(3,601)
Net (loss) income available to common shareholders	$(2,603)	$5,928

Basic (loss) income per share from continuing operations
available to common shareholders	$(0.08)	$0.13
Diluted (loss) income per share from continuing operations
available to common shareholders	$(0.08)	$0.13

Basic (loss) income per share available to common shareholders	$(0.06)	$0.14
Diluted (loss) income per share available to common shareholders	$(0.06)	$0.14

Weighted-average common shares outstanding:
Basic	42,924,061	42,329,921

Diluted	42,924,061	42,578,570

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months Ended March 31, 2005	Three months Ended March 31, 2004

Net income	$2,163	$9,529

Other comprehensive income:
Increase (decrease) in fair value of interest rate swaps	2,364	(4,363)
Amortization of unrealized gains on sale of interest rate swaps	(953)	(125)
Minority interests	(261)	920
Comprehensive net income	$3,313	$5,961

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net income:	$2,163	$9,529
Adjustments to reconcile net income to net cash
provided by operating activities (including
discontinued operations):
Minority interests	(632)	1,529
Depreciation and amortization, including amounts
for discontinued operations	28,425	17,082
Revenue recognized related to acquired lease
obligations, net of acquired above market leases	(750)	(598)
Compensation expense for restricted stock awards	583	636
Loss on extinguishment of debt	1,208	-
Amortization of deferred loan costs	1,009	950
Change in fair value of interest rate caps	92	64
Accretion of gain from sale of interest rate swaps	(953)	(125)
Changes in assets and liabilities:
Rents and other receivables	(829)	163
Due from affiliates	464	(871)
Deferred rents	(3,655)	(1,399)
Deferred leasing costs	(1,607)	(3,212)
Other assets	(8,858)	(1,386)
Accounts payable and other liabilities	6,242	(2,109)
Net cash provided by operating
activities	22,902	20,253

Cash flows from investing activities:
Expenditures for improvements to real estate	(6,399)	(4,601)
Acquisitions of real estate	(1,342,879)	-
Deposit for purchase of real estate	(5,000)	(9,000)
Change in restricted cash	(92,460)	7,908
Net cash used in investing activities	(1,446,738)	(5,693)

Cash flows from financing activities:
Proceeds from equity offering - preferred stock	-	250,000
Payment of offering costs - preferred stock	-	(8,378)
Payment of loan costs	(13,085)	-
Proceeds from mortgage loans	1,112,080	-
Proceeds from term loan	450,000
Proceeds from other secured loans	10,000	-
Borrowings on revolving credit facility	50,000
Principal payments on other secured loans	(96,000)	-
Principal payments on revolving credit facility	(70,000)
Other financing activities	2,451	-
Principal payments on capital leases	(381)	(273)
Payment of dividends to preferred stockholders	(4,766)	-
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(21,515)	(21,458)
Net cash provided by financing activities	1,418,784	219,891
Net (decrease) increase in cash and cash equivalents	(5,052)	234,451
Cash and cash equivalents at beginning of period	64,495	43,735
Cash and cash equivalents at end of period	$59,443	$278,186

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$23,024	$13,437

Supplemental disclosure of non-cash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$9,665	$774
Accrual for offering costs and reclassification of previously
accrued offering costs to stockholders' equity	-	943
Accrual for dividends and distributions declared	24,693	25,059
Assumption of mortgage loans	155,000	-
Increase (decrease) in fair value of interest rate swaps	2,364	(4,563)
Other secured loans converted to mortgage loans	44,000	-
Operating partnership units converted to common stock	485	-

See accompanying notes to consolidated financial statements.

1.	Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”) of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. and Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California, Orange County, California; San Diego, California; Phoenix, Arizona; Austin, Texas; and Denver, Colorado consisting primarily of office properties, land, related parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

  We were formed to succeed to certain businesses of the Maguire Properties’ predecessor (the “Predecessor”), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, an owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and our Operating Partnership was formed, in Maryland on June 26, 2002, and our Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “IPO”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions. These transactions consolidated the ownership of the portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of our Predecessor, into our Operating Partnership and our Services Companies. From inception through June 27, 2003, neither we, our Operating Partnership nor our Services Companies had any operations.

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

  Our operations are carried on primarily through our Operating Partnership and its wholly owned subsidiaries, including our Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership (“Units”). Our Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of March 31, 2005, our company held 80.6% of the common Units of our Operating Partnership.

  Through our Operating Partnership, we own a portfolio of 25 commercial real estate properties, consisting of 23 office and retail properties (60 buildings), one 350-room hotel and five off-site parking garages totaling 4,550 spaces. In addition, our office portfolio contains on-site structured and surface parking totaling 26,571 spaces. We also own undeveloped land that we believe can support up to 6.4

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million square feet of office, retail and residential uses. In addition, we manage and lease an office, hotel and retail property located in the Dallas/Ft. Worth, Texas area, a housing complex and a parking garage in the Los Angeles Central Business District (“LACBD”), and buildings in West Los Angeles, California, Pasadena, California and Santa Monica, California owned by Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, for which we earn customary fees and incentive fees. The management agreements between us and the entities that own these properties will terminate if and when Mr. Maguire no longer owns an interest in these properties or is no longer bound by his non-competition agreement with us.

As of March 31, 2005, the majority of our existing portfolio is located in nine Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own properties in Denver, Colorado, Phoenix, Arizona and Austin, Texas, two of which are held for sale. Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower, 777 Tower and One California Plaza - and three off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central and 801 North Brand properties in Glendale. The three Glendale properties are held for sale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We also own Wateridge Plaza in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center.

We also own land parcels adjacent to our Glendale properties, 777 Tower, Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza and Mission City Corporate Center that we believe can support approximately 487,000, 840,000, 145,000, 194,000, 400,000 and 102,000 of net rentable square feet of office developments, respectively. In addition, we own undeveloped land at Park Place II that we believe can support approximately 4.2 million net rentable square feet of office, retail and residential uses.

Our Operating Partnership has entered into option agreements with entities controlled by Mr. Maguire under which it has the right to acquire a completed office property in Santa Monica, California (“1733 Ocean Avenue”) for the lesser of its fair market value or cost (plus an 8.0% return thereon), a completed office property in the Tri-Cities area,Western Asset Plaza, for cost (plus an 8.0% return thereon), and a 12.5% interest in an entity that owns two existing office buildings and adjacent developable land, each in West Los Angeles, California, for cost (plus an 8.0% return thereon). Each of these options has remaining terms of approximately four years.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Restricted Cash

Restricted cash primarily consists of deposits for real estate taxes and insurance and leasing and other costs as required by certain of our loan agreements. Restricted cash also includes $45.2 million for the Washington Mutual Irvine Campus note payable, which is collateralized with a letter of credit fully secured by this deposit. Both the deposit and the loan bear interest at 2.82%. This note payable, along with related accrued interest, is expected to be repaid in November 2005 from the proceeds of this cash deposit.

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to our company’s development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings and improvements on the consolidated balance sheets as the historical cost of the property. Interest capitalized for the three months ended March 31, 2005 and March 31, 2004 was $517,000 and $0, respectively.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have elected to treat each of the Services Companies we own as a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for our Services Companies and Subsidiaries for the periods presented in the accompanying consolidated statements of operations due to the utilization of net operating loss carryforwards.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The new standard will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

Stock Options

We apply the intrinsic value method in accounting for stock options issued under our Incentive Award Plan (See Note 7).

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net (loss) income available to common shareholders and (loss) earnings per share if we had recorded compensation expense based on the fair value method for all stock options (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004

Net (loss) income available to common shareholders	$(2,603)	$5,928
Less: Total stock-based employee compensation expense determined under the fair value method net of minority interests	(49)	(43)
Pro forma net (loss) income available to common shareholders	$(2,652)	$5,885
(Loss) earnings per share available to common shareholders:
Basic and dilutive - as reported	$(0.06)	$0.14
Basic and dilutive - pro forma	$(0.06)	$0.14

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Related Party Transactions

We have receivables due from entities controlled by Mr. Maguire, our Chairman and Co-Chief Executive Officer, in the amount of $3.4 million and $3.9 million as of March 31, 2005 and December 31, 2004, respectively. These amounts are for management fees, development fees, leasing commissions and other operating expense reimbursements. The development fees are not payable until the related property is stabilized and certain leasing and financial performance benchmarks have been attained or, at the latest, June 30, 2005.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 (Loss) Earnings per Share

(Loss) earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2005	2004

Income from continuing operations	$1,253	$9,031
Preferred dividends	(4,766)	(3,601)
(Loss) income from continuing operations available to common shareholders	(3,513)	5,430
Income from discontinued operations	910	498
Net (loss) income available to common shareholders	$(2,603)	$5,928

Weighted average common shares outstanding - basic	42,924,061	42,329,921

Potentially dilutive securities (1):
Stock options	-	116,217
Restricted stock	-	132,432
Weighted average common shares outstanding - diluted	42,924,061	42,578,570

(Loss) earnings per share - basic:
(Loss) income per share from continuing operations available to common shareholders	$(0.08)	$0.13
Income per share from discontinued operations	0.02	0.01
Net (loss) income per share available to common shareholders	$(0.06)	$0.14

(Loss) earnings per share - diluted:
(Loss) income per share from continuing operations available to common shareholders	$(0.08)	$0.13
Income per share from discontinued operations	0.02	0.01
Net (loss) income per share available to common shareholders	$(0.06)	$0.14
___________
(1)
For the three months ended March 31, 2005, the effect of the assumed exercise of 550,000 potentially dilutive outstanding stock options and the effect of 375,555 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by our company, which, at March 31, 2005, and December 31, 2004 amounted to 19.4% and 19.5%, respectively. In conjunction with the formation of our company, Mr. Maguire and entities controlled by him and certain other persons and entities contributing ownership interests in the Predecessor properties to our Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the three months ended March 31, 2005, our Operating Partnership redeemed a total of 70,526 Units upon instruction from limited partners for an equivalent number of shares. Neither the company nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners.

5. Debt

A summary of our outstanding consolidated indebtedness as of March 31, 2005 is as follows:

	Maturity				Principal Outstanding
	Date		Interest Rate		March 31, 2005	December 31, 2004

Term Loan	03/15/10		LIBOR + 1.75%	(1)	$450,000	$-
US Bank Tower Mortgage	07/01/13		4.66%		260,000	260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage	07/06/07	(2)	LIBOR + 0.824%	(3)	230,000	230,000
Senior Mezzanine	07/07/08	(4)	LIBOR + 3.750%	(5)	30,000	30,000
Junior Mezzanine	07/06/07	(2) (3)	LIBOR + 6.625%	(6)	20,000	20,000
Wells Fargo Tower (CA) Mortgage	07/01/10		4.68%	(7)	250,000	250,000
KPMG Tower Mortgage	11/01/11		5.14%		210,000	210,000
Park Place I Mortgage	11/01/14		5.64%		170,000	170,000
One California Plaza Mortgage	12/01/10		4.73%		146,250	146,250
Park Place II Mortgage (8)	07/22/05	(9)	LIBOR + 1.75%		44,000	140,000
Washington Mutual Mortgage	12/11/11		5.07%		106,000	106,000
Lantana Mortgage	01/06/10		4.94%		98,000	98,000
Wells Fargo Center (CO) Mortgage	04/06/15		5.26%		285,000	-
Pacific Arts Plaza Mortgage	04/01/12		5.15%		270,000	-
777 Tower Mortgage (10)	10/10/09		4.81%		115,000	-
777 Tower Mortgage (10)	10/10/09		LIBOR + 0.91%		40,000	-
Regents Square I & II Mortgage	04/01/12		5.13%		103,600	-
Park Place II Mortgage	03/12/12		5.39%		100,000	-
Wateridge Plaza Mortgage	04/11/07		LIBOR + 2.25%	(11), (12)	57,880	-
Wateridge Plaza Mezzanine	04/11/07		LIBOR + 2.25%	(11), (12)	5,000	-
Mission City Corporate Center Mortgage	04/01/12		5.09%		52,000	-
Revolving Credit Facility	06/27/06	(13)	LIBOR + 2.13%		-	20,000
					3,042,730	1,680,250

Washington Mutual Secured Loan (14)	11/21/05		2.82%		45,200	45,200
Total Debt - Continuing Operations					3,087,930	1,725,450

Discontinued Operations
Glendale Center Mortgage	11/01/13		5.727%		80,000	80,000
One Renaissance Square Mortgage	04/01/12		5.13%		103,600	-
801 North Brand Mortgage	04/06/15		5.73%		75,540	-
700 North Central Mortgage	04/06/15		5.73%		27,460	-
Austin Research Park I & II Mortgage	04/11/07		LIBOR + 2.0%	(15)	37,000	-
Austin Research Park I & II Mezzanine	04/11/07		LIBOR + 2.0%	(15)	5,000	-
Total Debt - Discontinued Operations					328,600	80,000

Total Consolidated Debt, including Debt Related to Discontinued Operations					$3,416,530	$1,805,450
___________
(1)	The interest rate was 6.5% from March 15, 2005 through April 6, 2005. After April 6, 2005, the interest rate is LIBOR + 1.75%.

(2)	A one-year extension is available.

(3)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	This loan must be repaid on the maturity date of the Gas Company Tower and 808 South Olive garage mortgage financing if the mortgage is not extended.

(5)
As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

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

(7)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with a weighted average interest rate of 4.68%.

(8)
We partially refinanced the Park Place II bridge loan, outstanding as of December 31, 2004, with a new $100.0 million, seven-year fixed rate, interest-only mortgage loan and converted the remaining balance of the bridge loan into a mortgage loan secured by certain Park Place II development parcels.

(9)	A six-month extension is available at our option.

(10)
Subsequent to quarter end, we obtained a $273 million fixed rate loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(11)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(12)	The spread on this debt can change to 1.75% or 2.75%, depending upon whether or not the lease of a significant tenant is extended.

(13)
We replaced this credit facility on March 15, 2005 with a new $100.0 million secured revolving credit facility, which matures on March 15, 2009 and currently bears interest of LIBOR + 1.75%. The spread may fluctuate between 1.50% and 2.00%, depending on our consolidated leverage ratio.

(14)
This note payable is collateralized with a letter of credit fully secured by an interest-bearing cash deposit. The note and related accrued interest are expected to be repaid from the proceeds of the cash deposit.

(15)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.90% during the term of the loan, excluding extension periods.

Except for our mortgage loans for Wells Fargo Tower, KPMG Tower, One California Plaza and Park Place I, our mortgage and mezzanine loans require interest-only payments on a monthly basis with principal due at maturity. Our Wells Fargo Tower mortgage loan requires monthly payments of interest only until July 2006 when monthly principal payments based on a 30-year amortization schedule begin. Our KPMG Tower mortgage loan requires monthly payments of interest only until November 2009 when monthly principal payments based on a 30-year amortization schedule begin. Our One California Plaza mortgage loan requires monthly payments of interest only until November 2007 when monthly principal payments based on a 26-year amortization schedule begin. Our Park Place I mortgage loan requires monthly payments of interest only until December 2009 when monthly principal payments based on a 30-year amortization schedule begin.

As of March 31, 2005, of our total secured debt (including debt related to discontinued operations) of $3,416.5 million, $494.0 million may be prepaid with no penalty, $1,625.2 million may be defeased after various lockout periods (as defined in the underlying loan agreements), $1,252.1 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements) and $45.2 million may not be prepaid or defeased.

In connection with financing the CWP Portfolio acquisition, we obtained approximately $1,032.2 million in fixed rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million 777 Tower fixed rate mortgage), $104.9 million in variable rate mortgage debt at

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIBOR plus 2.0% to 2.25% and assumed the $40.0 million 777 Tower variable rate mortgage at LIBOR plus 0.91%. To fund a portion of the CWP Portfolio acquisition, Maguire Properties Holdings I, LLC, a wholly owned subsidiary of the Operating Partnership, completed a $450.0 million, five-year financing (the “Term Loan”) with Credit Suisse First Boston (“CSFB”). The Term Loan has a variable interest rate of LIBOR plus 1.75% and requires quarterly principal payments of $1.125 million beginning June 30, 2005 through December 31, 2009, with the remaining outstanding principal balance due at maturity on March 15, 2010. The Term Loan is guaranteed by the Operating Partnership.

Also in connection with the issuance of the Term Loan, CSFB originated a new $100.0 million secured revolving credit facility, which replaces our prior $100.0 million revolving credit facility. The new revolving credit facility currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The new revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and new revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties, the undeveloped land parcel at Washington Mutual Irvine Campus and pledges of equity interest in substantially all property owning subsidiaries of our Operating Partnership. As of March 31, 2005, we had no draws outstanding on our new revolving credit facility.

Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.

On March 15, 2005, we repaid a portion of the Park Place II bridge loan with the net proceeds from a new $100.0 million, seven-year fixed rate interest only mortgage on Park Place II at 5.39%.

In connection with the refinancing of our credit facility and the repayment of a portion of the bridge loan at Park Place II, we wrote off approximately $1.2 million in unamortized deferred loan costs, which are presented as loss from early extinguishment of debt in the accompanying consolidated statements of operations.

  The terms of our secured revolving credit facility and Term Loan include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. At March 31, 2005, we were in compliance with all such covenants.

We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned or controlled by Mr. Maguire and an entity controlled by certain former senior executives of our Predecessor. As of March 31, 2005, $591.8 million of our debt is subject to such guarantees.

6. Discontinued Operations

In March 2005, we classified Glendale Center, 700 North Central, 801 North Brand, One Renaissance Square and Austin Research Park I and II as held for sale, upon our decision to market these properties for

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for Glendale Center are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The results of 700 North Central, 801 North Brand, One Renaissance Square and Austin Research Park I and II are included in discontinued operations from March 15, 2005, the date these properties were acquired. The major classes of assets and liabilities of real estate held for sale as of March 31, 2005 are as follows (in thousands):

ASSETS
Investments in real estate and related intangible assets	$412,084
Rents and other receivables	753
Deferred rents	2,312
Deferred loan costs	1,832
Other assets	926
Assets associated with real estate held for sale	$417,907

LIABILITIES
Mortgages and other secured loans	$328,600
Accounts payable and other liabilities	15,137
Obligations associated with real estate held for sale	$343,737

The following table summarizes the income and expense components that comprise income from discontinued operations for the three months ended March 31, 2005 and March 31, 2004 (in thousands):

	Three months ended March 31,
	2005	2004

Revenue:
Rental	$3,522	$2,410
Tenant reimbursements	942	957
Parking	578	494
Other	4	3
Total revenues	5,046	3,864

Expenses:
Rental property operating and maintenance	982	789
Real estate taxes	415	332
Parking	77	32
Depreciation and amortization	654	904
Interest	1,787	1,180
Total expenses	3,915	3,237

Income from discontinued operations before minority interests	1,131	627
Minority interests attributable to discontinued operations	(221)	(129)
Income from discontinued operations	$910	$498

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense allocated to discontinued operations relates to interest on mortgage loans secured by the properties held for sale. No interest expense associated with our Term Loan or revolving line of credit was allocated to discontinued operations.

7. Incentive Award Plan - Employees

We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, the Operating Partnership and the Services Companies (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock were issued upon consummation of our IPO. The holders of these shares have full voting rights and will receive any dividends paid. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of our IPO, 263,158 shares vest equally over five years and 52,632 vest equally over three years, on the anniversary date of our IPO. On June 27, 2004, the first anniversary of our IPO, we issued 141,414 shares of restricted stock. Of these 141,414 shares of restricted stock, 28,283 were fully vested upon issuance and the remainder will vest equally over the next four years on the anniversary date of our IPO. The holders of these shares have full voting rights and will receive any dividends paid. Upon consummation of our IPO, we granted options to certain officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share. 500,000 of these options vest on the third anniversary of our IPO. The remaining 30,000 options vest in three equal annual installments on June 27, 2004, 2005, and 2006. On June 3, 2004, we granted our independent directors options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $24.38 in connection with their re-election to the board, which vest in three equal annual installments from the date of grant.

In April 2005, we granted 9,218 shares of restricted stock to all employees (excluding certain members of senior management) representing a one time grant under our Incentive Award Plan, that vest in four quarterly installments on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. In April 2005, we granted 9,909 shares of restricted stock to all employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installment on December 31, 2005, 2006 and 2007. In April 2005, we also granted 9,889 shares of restricted stock to all employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, which will vest if our common stock trades for 20 consecutive days at a price equal to 116% of the grant date stock price.

8. Derivative Instruments

On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated seven-year financing in October 2006 in connection with the re-financing of 777 Tower. The notional amount of the swap is $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.895%.

On March 15, 2005, we entered into an interest rate cap agreement to limit the LIBOR portion of the interest rate on $63.9 million in mortgage and mezzanine loans secured by Wateridge Plaza to 4.75%. On March 15, 2005, we entered into an interest rate cap agreement to limit the LIBOR portion of the interest rate on $42.0 million in mortgage and mezzanine loans secured by Austin Research Park I and II to 4.90%.

As of March 31, 2005, we have no interest rate swap agreements to fix the current floating interest rate associated with our existing debt. The net amounts received or paid under our swaps were recognized as an adjustment to interest expense when such amounts were incurred or earned. Our

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

objective in using interest rate swap agreements has been to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings and subsequently recognized as earnings when the hedged transaction affects earnings.

Included in accumulated other comprehensive income as of March 31, 2005 was the fair value of the forward-starting interest rate swap outstanding, which was approximately $2.4 million, net of minority interests of $0.5 million and $8.9 million of deferred gain on the swaps that we sold in July 2004 and October 2003, net of minority interests of $1.7 million. The deferred gains on sale of swaps will be recognized as a reduction of interest expense over the original lives of the swaps as required by SFAS 133.

9. Property Acquisition

On March 15, 2005, we completed the acquisition of an office portfolio of ten properties and three separate land parcels from Fifth Street Properties, LLC (“FSP”), an affiliate of CommonWealth Partners, LLC (“CWP”), for $1.51 billion. We funded the purchase price through approximately $1,022.1 million in new mortgage and mezzanine financing, the assumption of loans aggregating $155.0 million from New York Life Insurance Company and Massachusetts Mutual Life Insurance Company encumbering the 777 Tower property and proceeds from our $450.0 million variable rate Term Loan. The purchase price of the acquisition has been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than 12 months from the date of acquisition.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired properties are located in the states of California, Arizona, Colorado and Texas. The portfolio consists of properties totaling approximately 5.0 million rentable square feet and developable land that management believes can support approximately an additional 1.5 million square feet of office improvements, including incidental retail. The following table details the rentable square feet per property.

Properties	Location	Rentable Area (Square Feet)

801 North Brand (1)	Glendale, CA	275,580
700 North Central (1)	Glendale, CA	132,417
777 Tower	Los Angeles, CA	1,005,449
Pacific Arts Plaza	Costa Mesa, CA	843,624
Wateridge Plaza	San Diego, CA	267,784
Mission City Corporate Center	San Diego, CA	190,742
Regents Square I & II	La Jolla, CA	307,454
One Renaissance Square (1)	Phoenix, AZ	491,623
Wells Fargo Center	Denver, CO	1,200,208
Austin Research Park I & II (1)	Austin, TX	271,882
Total		4,986,763
___________
(1)	Property is held for sale.

10. Subsequent Events

On April 6, 2005, we completed the acquisition of San Diego Tech Center, a 38-acre technological office and research and development campus located in Sorrento Mesa, San Diego County, California, from CalWest Industrial Holdings, LLC. The transaction was structured to qualify as a 1031 like-kind exchange to defer the capital gain on the potential sale of another of our properties. The purchase price of San Diego Tech Center was approximately $185.0 million, excluding acquisition costs, which was funded with a $7.0 million draw from our $100.0 million credit facility, $47.0 million cash on hand and a $133.0 million, ten-year mortgage financing with a fixed interest rate of 5.70%.

Effective April 1, 2005, our board of directors adopted a five-year compensation program for senior management. The program, which measures our performance over a 60-month period (unless terminated earlier) commencing April 1, 2005, provides for awards to be earned if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis.

The amount payable for the absolute component of the senior management award is based upon the amount by which the annualized total shareholder return over the period exceeds 9%. The amount payable for the relative component requires the Company to obtain an annualized total shareholder return that is above the NAREIT office index during the same period. Management is to receive a total award in an amount between 2.5% and 10% of the excess return over a base of $23.91 per share.

The awards, which are to be paid for in common stock, or at the Company’s option, in cash, may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of the awards exceed $50.0 million. We anticipate accounting for the award as an equity classified award under SFAS 123(R).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our company’s potential failure to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report on Form 10-Q. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2004. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”), have a significant presence in the John Wayne Airport submarket of Orange County, have a presence in the San Diego submarket and also own properties in Phoenix, Arizona, Austin, Texas and Denver, Colorado. We are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of March 31, 2005, investment grade rated tenants generated 46.7% of the annualized rent of our office portfolio, and nationally recognized professional service firms generated an additional 27.7% of the annualized rent of our office portfolio. The weighted-average remaining lease term of our office portfolio tenants was approximately six years as of March 31, 2005.

As of March 31, 2005, we own:

•	twenty-three office properties (60 buildings) with approximately 14.7 million net rentable square feet;

•	a 350-room hotel with 266,000 square feet;

•	total on- and off-site structured and surface parking of approximately 9.4 million square feet, which in total accommodates a capacity of more than 31,000 vehicles;

•	an undeveloped two-acre land parcel adjacent to Glendale Center that we believe can support up to 300,000 net rentable square feet of office development;

•	an undeveloped land parcel located at Lantana Media Campus that we believe can support up to 194,000 net rentable square feet of office development;

•	an undeveloped land parcel located at Washington Mutual Irvine Campus that we believe can support up to 145,000 net rentable square feet of office development;

•	an undeveloped land parcel adjacent to 777 Tower that we believe can support up to 840,000 net rentable square feet of office development;

•	an undeveloped land parcel located in Pacific Arts Plaza that we believe can support up to 400,000 net rentable square feet of office development;

•	an undeveloped land parcel adjacent to 700 North Central that we believe can support up to 187,000 net rentable square feet of office development;

•	undeveloped land in the Mission City Corporate Center property that we believe can support up to 102,000 net rentable square feet of office development; and

•	undeveloped land, as well as a development agreement relating to Park Place II that we believe can support up to 4.2 million square feet of mixed-use improvements.

Through our Services Companies, we also earn customary fees for the management and leasing of:

•	a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth, Texas area;

•	a 91,000 square foot office building in Santa Monica, California (1733 Ocean Avenue);

•	a 257,000 square foot office building in Pasadena, California (Western Asset Plaza); and

•	246,000 square feet in two office buildings in West Los Angeles, California (Water’s Edge).

We hold options to acquire 1733 Ocean Avenue in Santa Monica, California, Western Asset Plaza in Pasadena, California and a 12.5% interest in Water’s Edge in West Los Angeles, California. We periodically evaluate market and property conditions to determine if conditions warrant consideration of the acquisition of the applicable properties.

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

Factors Which May Influence Future Results of Operations

As of March 31, 2005, our office portfolio was 90.4% leased to 563 tenants. Approximately 4.9% of our leased square footage expires during the remainder of 2005 and approximately 9.0% of our leased square footage expires during 2006. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates. The buildings we will be focusing on to increase occupancy include Wells Fargo Center - Denver (83.8% leased at March 31, 2005), US Bank Tower (84.0% leased at March 31, 2005), Wells Fargo Tower - Los Angeles (84.4% leased at March 31, 2005), Pacific Arts Plaza (85.2% leased at March 31, 2005) and Mission City Corporate Center (86.1% leased as of March 31, 2005).

  Our corporate strategy is to own and develop high-quality office buildings concentrated in strong, supply-constrained markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants. We also intend to proceed with new developments, when prudent, utilizing our existing developable land.

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas. We are optimistic that market conditions will continue to improve during 2005 as evidenced by reduced vacancy rates in 2004 and continuing into the first quarter of 2005. However, this is contingent upon continued strong job growth in our markets.

  We believe that, on a portfolio basis, rental rates on leases expiring through the remainder of 2005 are at or below those currently being achieved in our markets. In light of strengthening markets, on a portfolio basis, we believe that our in-place rental rates scheduled to expire in 2006 and 2007 have contractual rental rates that are at or below market rental rates that will be prevailing at that time.

We have completed the renovation of guest rooms at the Westin® Pasadena Hotel. The operating performance of the hotel was negatively impacted during the third quarter of 2004 due to out of service rooms and reduced demand caused by the renovation. Beginning in the fourth quarter of 2004 and continuing into the first quarter of 2005, we experienced improvements in overall hotel operating performance as a result of renovations. The renovation of the public space is expected to cost approximately $4.2 million and should be completed by the third quarter of 2005. This is not expected to have a significant adverse impact to the hotel results during the remainder of 2005.

We believe that new real estate investments will have a significant impact on our future results of operations, including the recent acquisition of CommonWealth’s Fifth Street (“CWP”) portfolio on March 15, 2005. The CWP portfolio consists of ten Class A office properties (24 buildings) totaling approximately 5.0 million square feet of net rentable office space located in Southern California, Arizona,

Colorado and Texas as well as land and development agreements that we believe can support up to 1.5 million square feet of mixed-use improvements. Since our IPO, we have completed the acquisition of approximately $2.8 billion of office, retail and development properties, including the April 6, 2005 acquisition of San Diego Tech Center, a 38-acre office campus including 647,000 square feet and developable land that we believe can support approximately 1.2 million square feet. During 2005, we intend to dispose of five non-strategic assets, including three properties in Glendale, California and one each in Austin, Texas and Phoenix, Arizona. We also intend to sell residential entitled land at Park Place during the latter half of 2005 and early 2006. The timing of dispositions and the price achieved will impact our ability to return to a leverage level more consistent with our long-term ratio objectives.

Related Party Transactions

We have receivables due from entities controlled by Robert Maguire, III our Chairman and Co-Chief Executive Officer, in the amount of $3.5 million and $3.9 million as of March 31, 2005 and December 31, 2004, respectively. These amounts are for management fees, development fees, leasing commissions and other operating expenses reimbursements. The development fees are not payable until the related property is stabilized and certain leasing and financial performance benchmarks have been attained or, at the latest, June 30, 2005.

Current Submarket Information

LACBD, California. There have been signs of improvement in market conditions in the LACBD submarket during the past fifteen months, as demonstrated by decreasing vacancy and increasing rental rates as well as steady tenant interest in our LACBD projects. These trends are expected to continue throughout 2005. On March 31, 2005, our LACBD portfolio was 90.1% leased, with approximately 715,400 square feet available for lease. Throughout the remainder of 2005, we will be focused on increasing occupancy in our LACBD properties, primarily re-leasing the 162,867 square foot space vacated by Wells Fargo Bank at the end of March (approximately 110,000 square feet is yet to be released). In addition, we will be focusing on re-leasing the following large blocks of currently leased spaces, which are expected to be available in 2006: a 260,498 square foot Los Angeles Unified School District (“LAUSD”) lease in KPMG Tower, which expires in June 2006 and a 152,166 square foot Jones, Day, Reavis and Pogue lease in Gas Company Tower, which expires in November 2006. Of these two leases, only LAUSD’s lease is below current market rental rates.

Los Angeles County (excluding LACBD), California. Los Angeles County economic indicators are positive as the county’s Gross Metropolitan Product shows strong growth, which is projected to continue through 2005. In the past fifteen months, third-party reports have shown decreasing vacancy rates and positive net absorption in this submarket. On March 31, 2005, our Los Angeles County (excluding LACBD) portfolio was 92.6% leased, with approximately 121,500 square feet available for lease. Our leasing percentages have decreased from last quarter primarily due to 800 North Brand and 700 North Central, two properties acquired in Glendale with the CWP portfolio. It is our intention to dispose of these two properties in the latter half of 2005.

Orange County, California. Positive trends continue in Orange County as third-party reports show decreasing vacancy rates and positive absorption in the first quarter of 2005 compared to the fourth quarter of 2004. On March 31, 2005, our Orange County portfolio was 93.1% leased, with approximately 227,400 square feet available for lease. During the three months ended March 31, 2005, we successfully executed leases aggregating approximately 183,000 square feet with a tenant at our Park Place project that will become effective April 15, 2005. Our primary leasing focus in this submarket will be to increase occupancy at our newly acquired property, Pacific Arts Plaza, which currently is 85.2% leased.

San Diego County, California. San Diego County continues to perform well with continuing trends of strong absorption, decreasing vacancy and increasing upward pressure on rental rates. On March 31,

2005, our San Diego County portfolio was 87.7% leased, with approximately 94,600 square feet available for lease. As we just entered into the submarket as of March 15, 2005, we are focused on increasing occupancy at all three of our newly acquired properties.

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

Our results of operations for the three months ended March 31, 2005 compared to the same period in 2004 were primarily affected by our acquisitions in both years. As a result, we do not believe our results are comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, 808 South Olive Garage, KPMG Tower, US Bank Tower, Wells Fargo Tower, Cerritos Corporate Center Phases I and II, One California Plaza, Glendale Center and our property management, leasing and development operations. We owned each of these properties for the entire period presented in both years. The results of Glendale Center are included in income from discontinued operations as the property is held for sale.

Our “Total Portfolio” amounts include the results of Park Place I from April 15, 2004, Park Place II from July 26, 2004, Washington Mutual Irvine Campus from November 22, 2004 and Lantana Media Campus from December 16, 2004, the dates we acquired such properties. In addition, our Total Portfolio amounts include the results of the properties acquired as part of the CWP portfolio acquisition as of March 15, 2005, which are 777 Tower, Pacific Arts Plaza, Mission City Corporate Center, Regents Square I and II, Wateridge Plaza and Wells Fargo Center (Denver, Colorado). These properties together with Austin Research Park I and II, One Renaissance Square, 801 North Brand and 700 North Central, which are included in income from discontinued operations as the properties are held for sale, are collectively referred to as the “Acquisition Properties.”

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Acquisition Properties	Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended	Three Months Ended		Increase/	%
	3/31/05	3/31/04	Decrease	Change	3/31/05	3/31/05	3/31/04	Decrease	Change

Revenues:
Rental	$37,022	$36,431	$591	1.6%	$18,624	$55,646	$36,431	$19,215	52.7%
Tenant reimbursements	17,557	18,903	(1,346)	-7.1%	3,264	20,821	18,903	1,918	10.1%
Hotel operations	5,915	5,199	716	13.8%	-	5,915	5,199	716	13.8%
Parking	7,714	7,149	565	7.9%	1,353	9,067	7,149	1,918	26.8%
Management, leasing
and development services
to affiliates	261	697	(436)	-62.6%	-	261	697	(436)	-62.6%
Interest and other	664	848	(184)	-21.7%	48	712	848	(136)	-16.0%
Total revenues	69,133	69,227	(94)	-0.1%	23,289	92,422	69,227	23,195	33.5%

Expenses:
Rental property operating
and maintenance	13,001	14,506	(1,505)	-10.4%	5,566	18,567	14,506	4,061	28.0%
Hotel operating and maintenance	3,844	3,711	133	3.6%	-	3,844	3,711	133	3.6%
Real estate taxes	5,168	4,988	180	3.6%	2,600	7,768	4,988	2,780	55.7%
Parking	2,011	2,047	(36)	-1.8%	584	2,595	2,047	548	26.8%
General and administrative and other	6,324	4,436	1,888	42.6%	-	6,324	4,436	1,888	42.6%
Depreciation and amortization	17,976	16,178	1,798	11.1%	9,795	27,771	16,178	11,593	71.7%
Interest	14,350	12,930	1,420	11.0%	9,595	23,945	12,930	11,015	85.2%
Loss from early extinguishment of debt	1,102	-	1,102	N/A	106	1,208	-	1,208	N/A
Total expenses	63,776	58,796	4,980	8.5%	28,246	92,022	58,796	33,226	56.5%
Income from continuing
operations before minority
interests	5,357	10,431	(5,074)	-48.6%	(4,957)	400	10,431	(10,031)	-96.2%
Minority interests attributable to
continuing operations						853	(1,400)	2,253	-160.9%
Income from discontinued operations, net of minority interests	804	498	306	61.4%	106	910	498	412	82.7%
Net Income	$6,161	$10,929	$(4,768)	-43.6%	$(4,851)	$2,163	$9,529	$(7,366)	-77.3%

Rental Revenue

Total portfolio rental revenue increased by $19.2 million, or 52.7%, primarily due to the Acquisition Properties. Rental revenue for our Same Properties Portfolio increased by $0.6 million, or 1.6%, primarily due to slight increases in occupancy rates at the majority of the Same Properties.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $1.9 million, or 10.1%, primarily due to the Acquisition Properties, partially offset by a $1.3 million decrease in our Same Properties Portfolio.

Tenant reimbursement revenue for our Same Properties Portfolio decreased $1.3 million, or 7.1%, primarily due to lower property operating and maintenance expenses as a result of lower insurance premiums, as discussed below.

Hotel Operations

Hotel operations revenue increased $0.7 million, or 13.8%, due to increases in both our occupancy rates and our average daily rate. Average occupancy increased to 84.9% from 78.6%, the average daily room rate increased to $150.24, or 7.5%, from $139.82 and revenue per available room increased to $127.50, or 16.0%, from $109.89, all compared to the prior year period, primarily as a result of the room renovations completed during the third quarter of 2004.

The 3.6% increase in hotel operating and maintenance expenses was primarily due to increased occupancy.

Parking Revenue

Total portfolio parking revenue increased $1.9 million, or 26.8%, primarily due to the Acquisition Properties, and to a lesser extent, an increase in contractual parking rates across our portfolio in July 2004.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates decreased $0.4 million, or 62.6%, primarily due to $0.5 million in development fees earned from Western Asset Plaza during the three months ended March 31, 2004, with no comparable amounts earned in the current period.

Interest and Other Revenue

Total portfolio interest and other revenue decreased $0.1 million, or 16.0%, primarily due to a lease termination fee received from a tenant in Plaza Las Fuentes during the three months ended March 31, 2004.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $4.1 million, or 28.0%, primarily due to the Acquisition Properties, partially offset by a $1.5 million decrease in our Same Properties Portfolio.

Rental property operating and maintenance expense for our Same Properties Portfolio decreased $1.5 million, or 10.4%, primarily due to a reduction in insurance premiums. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio-wide in August 2004, which has continued to generate additional savings. In addition, we have seen portfolio-wide decreases in expenses due to more efficient operations and economies of scale.

Real Estate Taxes

Total portfolio real estate taxes increased $2.8 million, or 55.7%, primarily due to the Acquisition Properties.

Parking Expense

Total portfolio parking expenses increased $0.5 million, or 26.8%, primarily due to the Acquisition Properties.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $1.9 million, or 42.6%, as a result of the growth in our business since our IPO.

We have added staff and infrastructure since our IPO to accommodate the $2.6 billion in acquisitions completed since November 2003 (representing an 8.8 million increase in square feet under management, or approximately 143% since our IPO), resulting in increased compensation and administrative costs. We have also incurred significantly higher consulting and professional fees associated with corporate governance (mainly Sarbanes-Oxley compliance), with no comparable activities in the prior period.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $11.6 million, or 71.7%, primarily due to the Acquisition Properties as well as a $1.8 million increase in our Same Properties Portfolio due to increased tenant improvements, lease commissions and other deferred lease costs.

Interest Expense

Total portfolio interest expense increased $11.0 million, or 85.2%, primarily due to financing costs associated with the Acquisition Properties and a $1.4 million increase related to the Same Properties Portfolio.

The $1.4 million, or 11.1%, increase in the Same Properties Portfolio is primarily related to the KPMG Tower mortgage, which was refinanced at a fixed rate of 5.14% in November 2004 compared to a variable rate that averaged 2.97% in the three months ended March 31, 2004, and an increase in LIBOR rates on the $280.0 million Gas Company Tower and 808 South Olive variable rate loans.

In connection with financing the CWP portfolio acquisition, we obtained approximately $1,032.2 million in fixed rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million 777 Tower fixed rate mortgage), obtained $104.9 million in new variable rate mortgage debt at a weighted average rate of LIBOR + 2.15%, assumed the $40.0 million 777 Tower variable rate mortgage at LIBOR plus 0.91% and issued a $450.0 million variable rate term loan at LIBOR plus 1.75%, all on March 15, 2005.

In connection with the acquisitions of Park Place I on April 26, 2004, Washington Mutual Campus on November 22, 2004 and Lantana Media Campus on December 16, 2004, we obtained or refinanced $374.0 million in fixed rate mortgage financing at a weighted average rate of 5.29%. In connection with the acquisition of Park Place II on July 23, 2004, we obtained a $140.0 million bridge loan at LIBOR plus 1.75 (4.62% at March 31, 2005). Effective March 15, 2005, we repaid $96.0 million of the Park Place II bridge loan with the net proceeds from a $100.0 million fixed rate mortgage at 5.39%.

Loss from Early Extinguishment of Debt

Total portfolio loss on extinguishment of debt was due to the write-off of unamortized loan costs related to the March 2005 replacement of our secured credit facility and the partial refinancing of debt secured by Park Place II, one of our Acquisition Properties.

Minority Interests Attributable to Continuing Operations

Minority interests income attributable to continuing operations was $0.9 million for the three months ended March 31, 2005 compared to minority interest expense of $1.4 million for the three months ended March 31, 2004, primarily due to a $10.0 million reduction in income from continuing operations. In addition, we incurred a full quarter of preferred dividends for the three months ended March 31, 2005 compared to a partial quarter of dividends in the corresponding period in 2004 since our preferred stock offering was completed on January 23, 2004. Preferred stock dividends are deductions from income from continuing operations in the minority interests calculations.

Discontinued Operations

Total portfolio income from discontinued operations increased $0.4 million, or 82.7%, primarily due to the cessation of depreciation expense on Glendale Center in March 2005, upon classification of Glendale Center as held for sale.

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

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for cash flow from operating activities (computed in accordance with GAAP).

The following table reconciles our company’s FFO to our company’s net income (in thousands except for per share amounts):

	Three Months Ended March 31,
	2005	2004
Reconciliation of net (loss) income to funds from operations:
Net (loss) income available to common shareholders	$(2,603)	$5,928
Adjustments:
Minority interests	(632)	1,529
Real estate depreciation and amortization	27,672	16,087
Real estate depreciation and amortization
included in discontinued operations	654	904
Funds from operations available to common shareholders and Unit Holders (FFO)	$25,091	$24,448

Company share of FFO (1)	$20,191	$19,435

FFO per share - basic and diluted	$0.47 (2)	$0.46
___________
(1)	Based on a weighted average interest in our operating partnership of 80.5% for the three months ended March 31, 2005 and 79.5% for the three months ended March 31, 2004.

(2)	Includes $1,208 ($0.02 per share) loss from early extinguishment of debt.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

In connection with financing the CWP Portfolio acquisition, we obtained approximately $1,032.2 million in fixed rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million 777 Tower fixed rate mortgage), obtained $104.9 million in new variable rate mortgage debt at LIBOR plus 2.0% to 2.25% and assumed the $40.0 million 777 Tower variable rate mortgage at LIBOR plus 0.91%. To fund a portion of the CWP Portfolio acquisition, Maguire Properties Holdings I, LLC, a wholly owned subsidiary of the Operating Partnership, completed a $450.0 million, five-year financing (the “Term Loan”) with Credit Suisse First Boston (“CSFB”). The Term Loan has a variable interest rate of LIBOR plus 1.75% and requires quarterly principal payments of $1.125 million beginning June 30, 2005 through December 31, 2009, with the remaining outstanding principal balance due at maturity on March 15, 2010. The Term Loan is guaranteed by the Operating Partnership.

Also in connection with the issuance of the Term Loan, CSFB originated a new $100.0 million secured revolving credit facility, which replaces our prior $100.0 million revolving credit facility. The new revolving credit facility currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The new revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and new revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties, the undeveloped land at Washington Mutual Irvine Campus and pledges of equity in substantially all property owning subsidiaries of our Operating Partnership. As of March 31, 2005, we had no draws outstanding on our new revolving credit facility.

As of March 31, 2005, we had $223.0 million in cash and cash equivalents, including $163.6 million in restricted cash ($47.0 million was used to acquire San Diego Tech Center subsequent to the quarter end), compared to $135.6 million in cash and cash equivalents including $71.1 million in restricted cash, as of December 31, 2004. Restricted cash primarily consists of interest-bearing cash deposits and cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans, along with $45.2 million that secures the Washington Mutual other secured loan.

Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.

Subsequent to March 31, 2005, we funded the $185.0 million acquisition of San Diego Tech Center with a $7.0 million draw from our $100.0 million revolving credit facility, $47.0 million cash on hand and a $133.0 million, ten-year mortgage financing with a fixed interest rate of 5.70%.

During the remainder of 2005, we intend to dispose of less strategically significant assets including Glendale Center, 700 North Central and 801 North Brand all located in Glendale, California. We also intend to dispose of Austin Research Park I and II located in Austin, Texas and One Renaissance Square located in Phoenix, Arizona.

Including San Diego Tech Center, we have pro forma total consolidated debt of approximately $3.56 billion as of May 6, 2005. Our pro forma total debt to market capitalization will be approximately 69% (based on our common stock price of $24.88 as of May 6, 2005).

We plan to take steps to achieve a debt to total market capitalization level of less than 60% by the end of 2007. We are also focused on achieving and maintaining a fixed charge coverage ratio at or above 2.0 times by the end of 2007. Our primary strategy to achieve these objectives, as well as repaying our $450.0 million Term Loan, will be to utilize a combination of various liquidity sources available to the Company including:

•	net proceeds from the planned sale of non-strategic assets such as Glendale Center, 700 North Central, 801 North Central, One Renaissance Square and Austin Research Park I and II;

•	proceeds from the sale of residential entitled land at Park Place;

•	net proceeds from refinancing the mortgage loan on 777 Tower;

•	net proceeds from refinancing the mortgage loan on Gas Company Tower; and

•	raising institutional equity capital.

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

We reserved approximately $23.1 million in restricted cash accounts from the net proceeds of the CWP portfolio mortgages to fund capital expenditures obligations in connection with existing tenant leases and anticipated costs in connection with leasing activity we expect to incur on the CWP portfolio during 2005 and 2006. We anticipate that our existing sources of liquidity, including cash flows from operations and restricted cash accounts, will be sufficient to fund these capital expenditures.

We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness, potential sales of ownership interests in our existing properties and the issuance of long-term debt and equity securities. We have a shelf registration statement on file with the SEC dated September 3, 2004 in order to facilitate the issuance of equity securities.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and Unit holders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders and Unit holders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain its qualification as a REIT.

Since our IPO, we have paid quarterly dividends on our common stock and Units at a rate of $0.40 per common share and Unit, equivalent to an annual rate of $1.60 per common share and common Unit. Since January 23, 2004, we have paid quarterly dividend on our Series A Preferred Stock at a rate of $0.4766 per share of preferred stock.

Recent Developments

On April 6, 2005, we completed the acquisition of San Diego Tech Center, a 38-acre technological office and research and development campus located in Sorrento Mesa, San Diego County, California, from CalWest Industrial Holdings, LLC. The transaction was structured to qualify as a 1031 like-kind exchange to defer the capital gain on the potential sale of another of our properties. The purchase price of San Diego Tech Center was approximately $185.0 million excluding acquisition costs, which was funded with a $7.0 million draw from our $100.0 million line of credit, $47.0 million cash on hand and a $133.0 million, ten-year mortgage financing with a fixed interest rate of 5.70%.

Effective April 1, 2005, our board of directors adopted a five-year compensation program for senior management. The program, which measures our performance over a 60-month period (unless terminated earlier) commencing April 1, 2005, provides for awards to be earned if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis.

The amount payable for the absolute component of the senior management award is based upon the amount by which the annualized total shareholder return over the period exceeds 9%. The amount payable for the relative component requires the Company to obtain an annualized total shareholder return that is above the NAREIT office index during the same period. Management is to receive a total award in an amount between 2.5% and 10% of the excess return over a base of $23.91 per share.

The awards, which are to be paid for in common stock, or at the Company’s option, in cash, may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of the awards exceed $50.0 million. We anticipate accounting for the award as an equity classified award under SFAS 123(R).

Indebtedness

As of March 31, 2005, we had approximately $3.42 billion of outstanding consolidated debt, including debt related to assets held for sale. This indebtedness was comprised of mortgages secured by twenty-one properties (the US Bank, Gas Company, Wells Fargo - Los Angeles and KPMG Towers, 808 South Olive Garage, One California Plaza, Park Place I, Park Place II (two mortgages), Washington Mutual Irvine Campus, Lantana Media Campus, Wells Fargo Center - Denver, Pacific Arts Plaza, 777 Tower, Regents Square I and II, Wateridge Plaza, Mission City Corporate Center, One Renaissance Square, Glendale Center, 801 North Brand, 700 North Central and Austin Research Park I and II), four mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Garage and Gas Company Tower, Wateridge Plaza and Austin Research Park I and II, and a term loan guaranteed by Maguire Properties Holdings I, LLC and secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett, the undeveloped land parcel at Washington Mutual Campus and Pacific Arts West. The weighted average interest rate on this indebtedness as of March 31, 2005 was 5.16% (based on the 30-day LIBOR rate at March 31, 2005 of 2.87%). As of March 31, 2005, our ratio of debt to total market capitalization was approximately 69.0% of our total market capitalization of $5.0 billion (based on a common stock price of $23.88 per share on the New York Stock Exchange on March 31, 2005). Our ratio of debt and preferred stock to total market capitalization was approximately 74.1%. As of March 31, 2005, approximately $918.9 million, or 26.9%, of our total consolidated debt was variable rate debt. As of March 31, 2005, approximately $2,497.7 million, or 73.1%, of our total consolidated debt was subject to fixed interest rates, all of which, except the $45.2 million Washington Mutual secured loan, are subject to fixed interest rates for a minimum of four years. Total market capitalization as of March 31, 2005 includes the value of our consolidated debt, 10,000,000 shares of preferred stock, 43,331,332 shares of our common stock and 10,457,508 Units.

The table below summarizes our debt (including discontinued operations), at March 31, 2005 (in thousands):

Debt Summary:
Fixed rate	$2,497,650
Variable rate	918,880
Total	$3,416,530

Percent of Total Debt:
Fixed rate	73.1%
Variable rate	26.9%
Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	5.05%
Variable rate	5.46%
Effective interest rate	5.16%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at March 31, 2005 had a weighted average term to initial maturity of approximately 6.3 years (approximately 6.4 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of March 31, 2005:

Properties	Interest Rate		Maturity Date		Principal Amount	Annual Debt Service (1)		Balance at Maturity (2)

Term Loan	LIBOR + 1.75%	(3)	03/15/10		$450,000	$21,079		$450,000
Wells Fargo Center (CO) Mortgage	5.26%		04/06/15		285,000	15,199		285,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12		270,000	14,098		270,000
US Bank Tower Mortgage	4.66%		07/01/13		260,000	12,284		260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage	LIBOR + 0.824%	(4)	07/06/07	(5)	230,000	8,614		230,000
Senior Mezzanine	LIBOR + 3.750%	(6)	07/07/08	(7)	30,000	2,014		30,000
Junior Mezzanine	LIBOR + 6.625%	(4) (8)	07/06/07	(5)	20,000	1,925		20,000
Wells Fargo Tower (CA) Mortgage	4.68%	(9)	07/01/10		250,000	11,863	(10)	234,276
KPMG Tower Mortgage	5.14%		11/01/11		210,000	10,794	(11)	204,071
Park Place I Mortgage	5.64%		11/01/14		170,000	9,588	(12)	157,473
One California Plaza Mortgage	4.73%		12/01/10		146,250	7,014	(13)	137,346
777 Tower Mortgage (14)	4.81%		10/10/09		115,000	5,608		115,000
777 Tower Mortgage (14)	LIBOR + 0.91%		10/10/09		40,000	1,529		40,000
Washington Mutual Mortgage	5.066%		12/11/11		106,000	5,445		106,000
Regents Square I & II Mortgage	5.13%		04/01/12		103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12		100,000	5,465		100,000
Lantana Mortgage	4.935%		01/06/10		98,000	4,903		98,000
Wateridge Plaza Mortgage	LIBOR + 2.25%	(15) (16)	04/11/07		57,880	3,005		57,880
Wateridge Plaza Mezzanine	LIBOR + 2.25%	(15) (16)	04/11/07		5,000	260		5,000
Mission City Corporate Center Mortgage	5.09%		04/01/12		52,000	2,684		52,000
Park Place II Mortgage	LIBOR + 1.75%		07/22/05	(17)	44,000	2,061		44,000
					3,042,730	150,820		2,999,646

Washington Mutual (18)	2.820%		11/21/05		45,200	1,275		45,200
Total Debt - Continuing Operations:					3,087,930	152,095		3,044,846

Discontinued Operations
One Renaissance Square Mortgage	5.13%		4/1/2012		103,600	5,388		103,600
Glendale Center Mortgage	5.727%		11/01/13		80,000	4,645		80,000
801 North Brand Mortgage	5.73%		4/6/2015		75,540	4,389		75,540
Austin Research Park I & II Mortgage	LIBOR + 2.0%	(19)	4/11/2007		37,000	1,827		37,000
Austin Research Park I & II Mezzanine	LIBOR + 2.0%	(19)	4/11/2007		5,000	247		5,000
700 North Central Mortgage	5.73%		4/6/2015		27,460	1,595		27,460
Total Debt - Discontinued Operations					328,600	18,091		328,600

Total Consolidated Debt including Debt Related to Discontinued Operations					$3,416,530	$170,186		$3,373,446
___________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at March 31, 2005, which was 2.87%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

(3)	The interest rate was 6.5% from March 15, 2005 through April 6, 2005. After April 6, 2005, the interest rate is LIBOR + 1.75%.

(4)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(5)	A one-year extension is available.

(6)
As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(7)	This loan must be repaid on the maturity date of the Gas Company Tower and 808 South Olive garage mortgage financing if the mortgage is not extended.

(8)
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

(9)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.

(10)	This loan requires monthly payments of interest until July 2006, and amortizes on a 30-year schedule thereafter.

(11)	This loan requires monthly payments of interest until November 2009, and amortizes on a 30-year schedule thereafter.

(12)	This loan requires monthly payments of interest until December 2009, and amortizes on a 30-year schedule thereafter.

(13)	This loan requires monthly payments of interest only until November 2007, and amortizes on a 26-year schedule thereafter.

(14)
Subsequent to quarter end, we obtained a $273 million fixed rate loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(15)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of this loan, excluding extension periods.

(16)	The spread on this debt can change to 1.75% or 2.75%, depending upon whether or not the lease of a significant tenant is extended.

(17)	A six-month extension is available.

(18)
This note payable is collateralized with a letter of credit fully secured by an interest bearing cash deposit. The note and related accrued interest are expected to be repaid from the proceeds of the cash deposit.

(19)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.90% during the term of the loan, excluding extension periods.

Contractual Obligations

The following table provides information with respect to our contractual obligations at March 31, 2005, including the maturities and scheduled principal repayments of our secured debt, and provides information about the minimum commitments due in connection with our ground lease obligations. We were subject to the purchase obligation of San Diego Tech Center for $185.0 million, excluding acquisition costs, as of March 31, 2005. We completed the acquisition on April 6, 2005. The table does not reflect available debt extension options (in thousands):

Obligation	Through Remainder of 2005	2006	2007		2008		2009		Thereafter	Total

Long term debt	$89,200	$1,513	$316,947	(1)	$36,807	(2)	$162,436	(3)	$2,481,027	$3,087,930
Long term debt - discontinued operations	—	—	42,000		—		—		286,600	328,600
Secured line of credit	—	—	—		—		—		—	—
Purchase of San Diego Tech Center(4)	185,000	—	—		—		—		—	185,000
Capital leases payable (5)	1,597	2,129	2,047		1,798		658		470	8,699
Ground leases	1,436	1,915	1,915		1,915		1,915		138,108	147,204
Ground leases - discontinued operations	612	825	415		—		—		—	1,852
Total	$277,845	$6,382	$363,324		$40,520		$165,009		$2,906,205	$3,759,285
___________
(1)	A one-year extension option available for $250.0 million.

(2)	Maturity accelerated to 2007 for $30.0 million if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.

(3)	We have obtained a commitment to refinance $155.0 million of this debt in October 2006.

(4)	This property was acquired on April 6, 2005.

(5)	Includes interest and principal payments.

Our credit facility, Term Loan and certain other secured debt agreements contain covenants and restrictions requiring our company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable.

Off Balance Sheet Items

We had no off balance sheet items as of March 31, 2005. We own 100% of our office, hotel and parking garage properties subject only to certain ground and airspace leases.

Comparison of Cash Flows for Three Months Ended March 31, 2005 and Three Months Ended March 31, 2004

Net cash provided by operating activities increased $2.6 million. The increase was primarily due to positive net operating cash flow from the properties acquired during the last three quarters of 2004. This was partially offset by negative operating cash flow from the CWP portfolio acquired in March 2005 due to timing differences related to collecting of tenant receivables and the prepaying of various property operating expenses in connection with the changeover in ownership.

Net cash used in investing activities increased $1.4 billion primarily due to the acquisition of the CWP portfolio on March 15, 2005. We did not acquire any real estate during the three months ended March 31, 2004. Cash used to fund restricted cash accounts increased $100.4 million primarily due to $42.4 million in a collateral account restricted for the purchase of San Diego Tech Center in April 2005 under our Term Loan agreement and $42.0 million in escrow accounts required under the CWP mortgage loans. In addition, the Company paid $1.8 million more in the current period for real estate improvements. Such increases were partially offset by a $4.0 million decrease in cash paid for deposits for real estate during the three months ended March 31, 2005.

Net cash provided by financing activities increased $1.2 billion. The increase was primarily due to $1.47 billion in new mortgage, term and other borrowings incurred to finance the acquisition of the CWP portfolio in March 2005 and to fund $42.4 million of restricted cash accounts used for the acquisition of San Diego Tech Center, which was acquired subsequent to quarter end. We also refinanced $100.0 million of property level debt at Park Place II. In connection with these borrowings, we incurred $13.1 million in debt issuance costs. There was no new borrowing activity in the three months ended March 31, 2004. However, we sold $250.0 million of our preferred stock in January 2004 with no comparable activity in the current period.

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

As of March 31, 2005, we had outstanding approximately $3,416.5 million in consolidated debt of which approximately $918.9 million, or 26.9%, was variable rate debt. On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated seven-year financing in October 2006 in connection with the re-financing of 777 Tower. The notional amount of the swap is $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.895%.

To determine the fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At March 31, 2005 the fair value of the fixed rate debt is estimated to be $2,438.8 million, compared to its carrying value of $2,497.7 million.

If interest rates were to increase by 10%, or 50 basis points, the increase in interest expense on our $918.9 million in variable rate debt would decrease future annual earnings and cash flows by approximately $4.6 million. A 50 basis points increase in interest rates would decrease the fair value of our $2,497.7 million principal amount of fixed rate debt by $70.7 million and the fair value of our forward-starting interest rate swap agreement would increase by $7.1 million. If interest rates were to decrease by 10%, or 50 basis points, the decrease in interest expense on our $918.9 million in variable rate debt would increase our future annual earnings and cash flows by approximately $4.6 million and would increase the fair value of our $2,497.7 million principal amount of fixed rate debt by approximately $73.3 million and the fair value of our forward-starting interest rate swap agreement would decrease by $7.5 million.

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

The table below lists our principal derivative instruments and their fair values as of March 31, 2005 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Forward-starting interest rate swap	$261,900	4.90%	10/10/2006	10/10/2013	$2,364
Interest rate cap	232,000	6.00%	9/13/2002	9/1/2005	-
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	15
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	1
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	(16)
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	905
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(905)
Interest rate cap	58,360	4.75%	3/14/2005	4/11/2007	176
Interest rate cap	5,000	4.75%	3/14/2005	4/11/2007	15
Interest rate cap	37,000	4.90%	3/14/2005	4/11/2007	90
Interest rate cap	5,000	4.90%	3/14/2005	4/11/2007	12
Total					$2,657

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. Our company may make changes in its internal control processes from time to time in the future.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tax Litigation Matter

We are Petitioner in a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that two of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS has asserted that these costs should be treated as non-depreciable costs associated with the land. The United States Tax Court has issued a “memorandum findings of fact and opinion.” The Court held that in each case the payment made to the Community Redevelopment Agency represented both a payment for a “variation” to build each building and a payment comparable to “zoning” change. The amount allocated to the “variation” is depreciated as a cost of developing each project. The amount allocated to the zoning change is a cost allocable to the land and is not subject depreciation. Based on the result, we will have less annual tax depreciation by an amount that is not material to our financial condition or results of operations. We have filed a Motion for Reconsideration. As of March 31, 2005 a decision has not been entered by the Court with respect to the Motion for Reconsideration.

Other Litigation or Claims

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Loan Agreement dated March 15, 2005 between Maguire Properties — 700 North Central, L.L.C. and Greenwich Capital Financial Products, Inc.

99.2	Promissory Note dated March 15, 2005, by Maguire Properties — 700 North Central, L.L.C. and Greenwich Capital Financial Products, Inc.

99.3	Loan Agreement dated March 15, 2005 between Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc.

99.4	Promissory Note A dated March 15, 2005, by Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc.

99.5	Promissory Note B dated March 15, 2005, by Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc.

99.6	Loan Agreement dated March 15, 2005, by Maguire Properties — Denver Center, L.L.C. and Greenwich Capital Financial Products, Inc.

99.7	Promissory Note A-1 dated March 15, 2005, by Maguire Properties — Denver Center, L.L.C. and Greenwich Capital Financial Products, Inc.

99.8	Promissory Note A-2 dated March 15, 2005, by Maguire Properties — Denver Center, L.L.C. and Greenwich Capital Financial Products, Inc.

99.9	Loan Agreement dated March 15, 2005 between Maguire Properties — Pacific Arts Plaza, L.L.C. and Bank of America, N.A.

99.10	Promissory Note dated March 15, 2005 between Maguire Properties — Pacific Arts Plaza, L.L.C. and Bank of America, N.A.

99.11	Loan Agreement dated March 15, 2005 between Maguire Properties — One Renaissance, L.L.C. and Bank of America, N.A.

99.12	Promissory Note dated March 15, 2005 between Maguire Properties — One Renaissance, L.L.C. and Bank of America, N.A.

99.13	Loan Agreement dated March 15, 2005 between Maguire Properties — Mission City Center, L.L.C. and Bank of America, N.A.

99.14	Promissory Note dated March 15, 2005 between Maguire Properties — Mission City Center, L.L.C. and Bank of America, N.A.

99.15	Loan Agreement dated March 15, 2005 between Maguire Properties — Regents Square, L.L.C. and Bank of America, N.A.

99.16	Promissory Note dated March 15, 2005 between Maguire Properties — Regents Square, L.L.C. and Bank of America, N.A.

99.17	Loan Agreement dated March 15, 2005 between Maguire Properties — Wateridge Plaza, L.L.C. and Nomura Credit and Capital, Inc.

99.18	Promissory Note dated March 15, 2005 between Maguire Properties — Wateridge Plaza, L.L.C. and Nomura Credit and Capital, Inc.

99.19	Loan Agreement dated March 15, 2005 between MP — Wateridge Plaza Mezzanine, L.L.C. and Nomura Credit and Capital, Inc.

99.20	Promissory Note dated March 15, 2005 between MP — Wateridge Plaza Mezzanine, L.L.C. and Nomura Credit and Capital, Inc.

99.21	Loan Agreement dated March 15, 2005 between Maguire Properties — Austin Research Park, L.P., and Nomura Credit and Capital, Inc.

99.22	Promissory Note dated March 15, 2005 between Maguire Properties — Austin Research Park, L.P., and Nomura Credit and Capital, Inc.

99.23	Loan Agreement dated March 15, 2005 between MP — Austin L.P. Mezzanine L.L.C., and Nomura Credit and Capital, Inc.

99.24	Promissory Note dated March 15, 2005 between MP — Austin L.P. Mezzanine L.L.C., and Nomura Credit and Capital, Inc.

99.25	Security Agreement dated March 15, 2005 between Maguire Properties, L.P., Maguire Properties Holdings I, L.L.C. and Credit Suisse First Boston.

99.26
Deed of Trust, Security Agreement, Assignment Of Rents and Fixture Filing dated March 15, 2005 between Maguire Properties — 3121 Michelson, L.L.C, Maguire Properties — Park Place Shops, L.L.C. and Maguire Properties — Park Place Parking, L.L.C and Wachovia Bank, National Association.

99.27
Promissory Note dated March 15, 2005 between Maguire Properties — 3121 Michelson, L.L.C, Maguire Properties — Park Place Shops, L.L.C. and Maguire Properties — Park Place Parking, L.L.C and Wachovia Bank, National Association.

99.28
Note, Deed of Trust, and other Loan Documents Assumption and Modification Agreement dated March 15, 2005 between Maguire Properties — 777 Tower, LLC, New York Life Insurance Company and Massachusetts Mutual Life Insurance Company.

99.29	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated August 23, 2004 between 777 South Figueroa, LLC and New York Life Insurance Company.

99.30	Promissory Note dated August 23, 2004 between 777 South Figueroa, LLC and Massachusetts Mutual Life Insurance Company.

99.31	Promissory Note dated August 23, 2004 between 777 South Figueroa, LLC and New York Life Insurance Company.

99.32	Credit Agreement dated March 15, 2005 between Maguire Properties, L.P., Maguire Properties Holdings I, L.L.C. and Credit Suisse First Boston.

99.33	The Amended and Restated Credit Agreement dated March 15, 2005 between Maguire Properties-Park Place Master Development, LLC and Wachovia Bank, National Association, and Wachovia Capital Markets, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 10, 2005

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Co-Chief Executive Officer

By:	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Co-Chief Executive Officer and President

By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)