Form 10-Q
period 2005-06-30
MAGUIRE PROPERTIES INC
filed 2005-08-09
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2005
Common Stock, $.01 par value per share	44,163,320

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Investments in real estate:
Land	$385,153	$255,886
Acquired ground lease	30,425	30,425
Buildings and improvements	2,791,376	1,820,347
Land held for development and disposition	213,092	126,519
Tenant improvements	231,646	173,569
Furniture, fixtures and equipment	13,220	12,997
	3,664,912	2,419,743
Less: accumulated depreciation and amortization	(239,005)	(199,078)
	3,425,907	2,220,665
Assets associated with real estate held for sale	232,977	-
	3,658,884	2,220,665

Cash and cash equivalents	39,060	64,495
Restricted cash	127,637	71,123
Rents and other receivables	9,949	8,038
Deferred rents	28,930	24,734
Due from affiliates	3,972	3,913
Deferred leasing costs and value of in-place leases, net	224,871	152,528
Deferred loan costs, net	24,211	15,826
Acquired above market leases	49,735	37,207
Other assets	14,306	5,365
Total assets	$4,181,555	$2,603,894

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage loans	$3,076,730	$1,550,250
Other secured loans	120,200	255,200
Accounts payable and other liabilities	109,647	77,330
Dividends and distributions payable	24,694	24,692
Capital leases payable	7,367	5,408
Acquired lease obligations	108,575	81,449
Obligations associated with real estate held for sale	194,939	-
Total liabilities	3,642,152	1,994,329

Minority interests	53,332	72,198
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
44,153,642 and 43,258,489 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	442	433
Additional paid-in capital	658,767	653,099
Unearned and accrued stock compensation, net	(3,968)	(5,184)
Accumulated deficits and dividends	(168,684)	(119,033)
Accumulated other comprehensive (loss) income, net	(586)	7,952
Total stockholders’ equity	486,071	537,367
Total liabilities, minority interests and stockholders’ equity	$4,181,555	$2,603,894

See accompanying notes to the consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004

Revenues:
Rental	$74,611	$44,844
Tenant reimbursements	27,793	18,088
Hotel operations	5,763	5,285
Parking	10,648	7,813
Management, leasing and development
services to affiliates	1,001	956
Interest and other	1,119	514
Total revenues	120,935	77,500

Expenses:
Rental property operating and maintenance	24,594	16,462
Hotel operating and maintenance	3,821	3,574
Real estate taxes	10,586	5,416
Parking	2,990	2,188
General and administrative and other	5,293	5,396
Ground lease	666	666
Depreciation and amortization	43,254	20,139
Interest	40,827	14,134
Loss from early extinguishment of debt	442	-
Total expenses	132,473	67,975
(Loss) income from continuing operations before
minority interests	(11,538)	9,525
Minority interests attributable to continuing operations	3,118	(976)
(Loss) income from continuing operations	(8,420)	8,549

Income from discontinued operations before minority interests	1,399	675
Minority interests attributable to discontinued operations	(268)	(138)
Income from discontinued operations	1,131	537

Net (loss) income	(7,289)	9,086

Preferred stock dividends	(4,766)	(4,766)
Net (loss) income available to common shareholders	$(12,055)	$4,320

Basic and diluted (loss) income per share from continuing operations
available to common shareholders	$(0.31)	$0.09

Basic and diluted (loss) income per share available to common shareholders	$(0.28)	$0.10

Weighted-average common shares outstanding:
Basic	43,146,500	42,334,249

Diluted	43,146,500	42,487,711

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Revenues:
Rental	$130,257	$81,275
Tenant reimbursements	48,614	36,991
Hotel operations	11,678	10,484
Parking	19,715	14,962
Management, leasing and development
services to affiliates	1,262	1,653
Interest and other	1,831	1,362
Total revenues	213,357	146,727

Expenses:
Rental property operating and maintenance	43,161	30,968
Hotel operating and maintenance	7,665	7,285
Real estate taxes	18,354	10,404
Parking	5,585	4,235
General and administrative and other	10,951	9,173
Ground lease	1,332	1,325
Depreciation and amortization	71,025	36,317
Interest	64,772	27,064
Loss from early extinguishment of debt	1,650	-
Total expenses	224,495	126,771
(Loss) income from continuing operations before
minority interests	(11,138)	19,956
Minority interests attributable to continuing operations	3,971	(2,376)
(Loss) income from continuing operations	(7,167)	17,580

Income from discontinued operations before minority interests	2,530	1,302
Minority interests attributable to discontinued operations	(489)	(267)
Income from discontinued operations	2,041	1,035

Net (loss) income	(5,126)	18,615

Preferred stock dividends	(9,532)	(8,367)
Net (loss) income available to common shareholders	$(14,658)	$10,248

Basic and diluted (loss) income per share from continuing operations
available to common shareholders	$(0.39)	$0.22

Basic and diluted (loss) income per share available to common shareholders	$(0.34)	$0.24

Weighted-average common shares outstanding:
Basic	43,035,896	42,332,085

Diluted	43,035,896	42,494,029

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Net (loss) income	$(5,126)	$18,615

Other comprehensive income:
Increase (decrease) in fair value of interest rate swaps	(8,695)	3,277
Amortization of unrealized gains on sale of interest rate swaps agreements	(1,906)	(244)
Minority interests	2,049	(616)
Comprehensive net (loss) income	$(13,678)	$21,032

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net (loss) income:	$(5,126)	$18,615
Adjustments to reconcile net (loss) income to net cash
provided by operating activities (including
discontinued operations):
Minority interests	(3,482)	2,643
Depreciation and amortization, including amounts
for discontinued operations	71,679	38,125
Revenue recognized related to acquired lease
obligations, net of acquired above market leases	(2,967)	(1,183)
Compensation expense for equity-based awards	1,611	817
Loss on extinguishment of debt, including amounts
for discontinued operations	2,322	-
Amortization of deferred loan costs	2,421	1,901
Change in fair value of interest rate caps	293	103
Accretion of deferred gain from sale of interest rate swaps	(1,906)	(244)
Changes in assets and liabilities:
Rents and other receivables	(2,585)	1,105
Due from affiliates	(59)	(959)
Deferred rents	(7,017)	(3,974)
Deferred leasing costs	(4,502)	(15,638)
Other assets	(3,795)	(3,750)
Accounts payable and other liabilities	21,254	3,574
Net cash provided by operating
activities	68,141	41,135

Cash flows from investing activities:
Expenditures for improvements to real estate	(16,501)	(9,770)
Expenditures for predevelopment costs	(4,025)	-
Acquisitions of real estate	(1,547,879)	(98,059)
Proceeds from sales of real estate	78,229	-
Deposit received for sale of land	1,000	-
Deposit for purchase of real estate	-	(10,000)
Change in restricted cash	(56,514)	1,263
Net cash used in investing activities	(1,545,690)	(116,566)

Cash flows from financing activities:
Proceeds from equity offering - preferred stock	-	250,000
Payment of offering costs - preferred stock	-	(8,777)
Payment of loan costs	(14,440)	(93)
Proceeds from mortgage loans	1,246,080	-
Proceeds from term loan	450,000	-
Proceeds from other secured loans	10,000	-
Borrowings on revolving credit facility	70,000	-
Principal payments on mortgage loans	(47,000)	-
Principal payments on term loan	(35,000)	-
Principal payments on other secured loans	(101,000)	-
Repayments on revolving credit facility	(70,000)	-
Payment of refinancing deposits	(6,095)	(2,150)
Other financing activities	2,978	-
Principal payments on capital leases	(846)	(552)
Payment of dividends to preferred stockholders	(9,532)	(5,188)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(43,031)	(42,916)
Net cash provided by financing activities	1,452,114	190,324
Net (decrease) increase in cash and cash equivalents	(25,435)	114,893
Cash and cash equivalents at beginning of period	64,495	43,735
Cash and cash equivalents at end of period	$39,060	$158,628

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$64,001	$25,566

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$13,994	$613
Accrual for offering costs and reclassification of previously
accrued offering costs to stockholders’ equity	-	508
Accrual for dividends and distributions declared	24,694	24,692
Assumption of mortgage and other secured loans	155,000	164,000
Buyer’s assumption of mortgage loans secured by property sold	103,600	-
Increase (decrease) in fair value of interest rate swaps	(8,695)	3,277
Other secured loans converted to mortgage loans	44,000	-
Operating partnership units converted to common stock	5,130	-

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”) of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”) and Maguire Properties Services, Inc. (“MP Services”) and their subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California, Orange County, California; San Diego, California; and Denver, Colorado consisting primarily of office properties, land, related parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

  We were formed to succeed to certain businesses of the Maguire Properties’ predecessor (the “Predecessor”), which was never a single legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, an owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and our Operating Partnership was formed, in Maryland on June 26, 2002, and MP Services was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “IPO”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions. These transactions consolidated the ownership of the portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of our Predecessor, into our Operating Partnership and our Services Companies. From inception through June 27, 2003, neither we, our Operating Partnership nor our Services Companies had any operations.

  On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) (the “Series A Preferred Stock”) for total gross proceeds of $250.0 million, including the exercise of the underwriters’ over-allotment option. We used these proceeds to fund our 2004 property acquisitions.

  Our operations are carried on primarily through our Operating Partnership and its wholly owned subsidiaries, including our Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership (“Units”). Our Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of June 30, 2005, our company held 82.1% of the common Units of our Operating Partnership.

  Through our Operating Partnership, we own a portfolio of 25 commercial real estate properties, including 22 office and retail projects (69 buildings), one 350-room hotel and six off-site parking garages totaling 5,969 spaces. In addition, our office portfolio contains on-site structured and surface parking totaling 26,549 spaces. We also own undeveloped land that we believe can support up to 11.8 million square feet of office, retail, structured parking and residential uses. In addition, we manage an office, hotel and retail property located in the Dallas/Ft. Worth, Texas area, a housing complex and a parking garage in the Los Angeles Central Business District (“LACBD”), and buildings in West Los Angeles, California, Pasadena, California and Santa Monica, California owned by Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, for which we earn customary fees and incentive fees. The management agreements between us and the entities that own these properties will terminate if and when Mr. Maguire no longer owns an interest in these properties or is no longer bound by his non-competition agreement with us.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2005, the majority of our existing portfolio is located in nine Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own a property in Denver, Colorado. Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower - Los Angeles, 777 Tower and One California Plaza - and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. The three Glendale properties are held for sale as of June 30, 2005. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center. In the downtown submarket of Denver, we own Wells Fargo Center.

We also own land parcels adjacent to our Glendale properties, 777 Tower, Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 587,000, 840,000, 145,000, 194,000, 400,000, 170,000, 1,200,000 and 102,000 net rentable square feet of office developments, respectively. In addition, we own undeveloped land at Park Place II that we believe can support approximately 7.5 million net rentable square feet of office, retail, structured parking and residential uses.

Our Operating Partnership has entered into option agreements with entities controlled by Mr. Maguire under which it has the right to acquire a completed office property in Santa Monica, California (“1733 Ocean Avenue”) for the lesser of its fair market value or cost (plus an 8.0% return thereon), a completed office property in the Tri-Cities area, Western Asset Plaza, for cost (plus an 8.0% return thereon), and a 12.5% interest in an entity that owns two existing office buildings and adjacent developable land, each in West Los Angeles, California, for cost (plus an 8.0% return thereon). Each of these options has remaining terms of approximately three years.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Restricted Cash

Restricted cash primarily consists of deposits for real estate taxes and insurance and leasing and other costs as required by certain of our loan agreements. Restricted cash also includes $45.2 million for the Washington Mutual Irvine Campus note payable, which is collateralized with a letter of credit fully secured by this deposit. Both the deposit and the loan bear interest at 2.82%. This note payable, along with related accrued interest, is expected to be repaid in December 2005 from the proceeds of this cash deposit.

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings and improvements on the consolidated balance sheets as the historical cost of the property. Interest capitalized for the three months ended June 30, 2005 and June 30, 2004 was $579,000 and $0, respectively. Interest capitalized for the six months ended June 30, 2005 and June 30, 2004 was $1,096,000 and $0, respectively.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (Revised) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) is a revision of FAS 123, as amended, Accounting for Stock-Based Compensation (“FAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.

On April 1, 2005, we adopted FAS 123(R). While the provisions of FAS 123(R) are not required until the first annual reporting period that begins after June 15, 2005, we elected to adopt FAS 123(R) before the required effective date. We adopted FAS 123(R) using a modified prospective application, as permitted under FAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the fiscal year of adoption.

Prior to the adoption of FAS 123(R), we applied APB 25 to account for our stock-based awards. Under APB 25, we generally only recorded stock-based compensation expense for restricted stock, which amounted to $0.2 million and $0.8 million in the three and six months ended June 30, 2004, respectively. Under the provisions of APB 25, we were not required to recognize compensation expense for stock options. Beginning in the second quarter of 2005, with the adoption of FAS 123(R), we recorded stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the three and six months ended June 30, 2005 were $1.0 million and $1.6 million, respectively.

The following table illustrates the effect on net (loss) income available to common shareholders and (loss) earnings per share if we had recorded compensation expense based on the fair value method for all Equity Classified Awards for the three and six months ended June 30, 2004 The amounts for the three and six months ended June 30, 2005 are included in the table below only to provide detail for a

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

comparative presentation to the three and six months ended June 30, 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Reported net (loss) income available to common shareholders	$(12,055)	$4,320	$(14,658)	$10,248
Add: Total stock-based employee compensation expense included in reported net (loss) income, net of minority interests	832	144	1,301	650
Less: Total stock-based employee compensation expense determined under the fair value method, net of minority interests	(832)	(187)	(1,301)	(735)
Pro forma net income (loss) available to common shareholders	$(12,055)	$4,277	$(14,658)	$10,163
Earnings per share available to common shareholders:
Basic and dilutive - as reported	$(0.28)	$0.10	$(0.34)	$0.24
Basic and dilutive - pro forma	$(0.28)	$0.10	$(0.34)	$0.24

The fair market value of each stock option granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model with the following weighted-average assumptions for grants in 2005, 2004 and 2003.

Assumption Price	2005	2004	2003

Dividend yield	5.7%	6.5%	8.3%
Expected life of option	36 months	36 months	36 months
Contractual term of option	10 years	10 years	10 years
Risk-free interest rate	3.94%	4.60%	3.41%
Expected stock price volatility	17.24%	29.34%	15.00%
Number of steps	500	500	500
Fair value of options (per share) on grant date	$3.34	$4.18	$1.21

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Related Party Transactions

We have receivables due from entities controlled by Mr. Maguire in the amount of $4.0 million and $3.9 million as of June 30, 2005 and December 31, 2004, respectively. These receivables are for management fees, development fees, leasing commissions and other operating expense reimbursements and were current as of June 30, 2005. On July 8, 2005, $2.5 million of these receivables were collected.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. (Loss) Earnings per Share

(Loss) earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

(Loss) income from continuing operations	$(8,420)	$8,549	$(7,167)	$17,580
Preferred dividends	(4,766)	(4,766)	(9,532)	(8,367)
(Loss) income from continuing operations available to common shareholders	(13,186)	3,783	(16,699)	9,213
Income from discontinued operations	1,131	537	2,041	1,035
Net (loss) income available to common shareholders	$(12,055)	$4,320	$(14,658)	$10,248

Weighted average common shares outstanding - basic	43,146,500	42,334,249	43,035,896	42,332,085

Potentially dilutive securities (1):
Stock options	-	104,779	-	110,576
Restricted stock	-	48,683	-	51,368
Weighted average common shares outstanding - diluted	43,146,500	42,487,711	43,035,896	42,494,029

(Loss) earnings per share - basic:
(Loss) income per share from continuing operations available to common shareholders	$(0.31)	$0.09	$(0.39)	$0.22
Income per share from discontinued operations	0.03	0.01	0.05	0.02
Net (loss) income per share available to common shareholders	$(0.28)	$0.10	$(0.34)	$0.24

(Loss) earnings per share - diluted:
(Loss) income per share from continuing operations available to common shareholders	$(0.31)	$0.09	$(0.39)	$0.22
Income per share from discontinued operations	0.03	0.01	0.05	0.02
Net loss (income) per share available to common shareholders	$(0.28)	$0.10	$(0.34)	$0.24
___________
(1)
For the three and six months ended June 30, 2005, the effect of the assumed exercise of 570,000 potentially dilutive outstanding stock options and the effect of 284,591 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by our company, which, at June 30, 2005 and December 31, 2004 amounted to 17.9% and 19.5%, respectively. In conjunction with the formation of our company, Mr. Maguire and entities controlled by him and certain other persons and entities contributing ownership interests in the Predecessor properties to our Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the six months ended June 30, 2005, our

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Partnership redeemed a total of 890,526 Units upon instruction from limited partners for an equivalent number of shares. Neither the company nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners.

5. Debt

A summary of our outstanding consolidated indebtedness as of June 30, 2005 is as follows:

	Maturity				Principal Outstanding
	Date		Interest Rate		June 30, 2005	December 31, 2004

Term Loan	03/15/10		LIBOR + 1.75%		$415,000	$-
US Bank Tower Mortgage	07/01/13		4.66%		260,000	260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage (1)	07/06/07	(2)	LIBOR + 0.824%	(3)	230,000	230,000
Senior Mezzanine (1)	07/07/08	(4)	LIBOR + 3.750%	(5)	30,000	30,000
Junior Mezzanine (1)	07/06/07	(2)	LIBOR + 6.625%	(3), (6)	20,000	20,000
Wells Fargo Tower (CA) Mortgage	07/01/10		4.68%	(7)	250,000	250,000
KPMG Tower Mortgage	11/01/11		5.14%		210,000	210,000
Park Place I Mortgage	11/01/14		5.64%		170,000	170,000
One California Plaza Mortgage	12/01/10		4.73%		146,250	146,250
Park Place II Mortgage (8)	01/22/06		LIBOR + 1.75%		44,000	140,000
Washington Mutual Mortgage	12/11/11		5.07%		106,000	106,000
Lantana Mortgage	01/06/10		4.94%		98,000	98,000
Wells Fargo Center (CO) Mortgage	04/06/15		5.26%		276,000	-
Pacific Arts Plaza Mortgage	04/01/12		5.15%		270,000	-
777 Tower Mortgage (9)	10/10/09		4.81%		115,000	-
777 Tower Mortgage (9)	10/10/09		LIBOR + 0.90%		40,000	-
San Diego Tech Center Mortgage	04/11/15		5.70%		133,000	-
Regents Square I & II Mortgage	04/01/12		5.13%		103,600	-
Park Place II Mortgage	03/12/12		5.39%		100,000	-
Wateridge Plaza Mortgage	04/11/07		LIBOR + 1.75%	(10)	57,880	-
Wateridge Plaza Mezzanine	04/11/07		LIBOR + 1.75%	(10)	5,000	-
Mission City Corporate Center Mortgage	04/01/12		5.09%		52,000	-
Revolving Credit Facility	06/27/06	(11)	LIBOR + 2.13%		-	20,000
Revolving Credit Facility	03/15/09	(11)	LIBOR + 1.75%		20,000	-
					3,151,730	1,680,250

Washington Mutual Secured Loan (12)	12/13/05		2.82%		45,200	45,200
Total Debt - Continuing Operations					3,196,930	1,725,450

Discontinued Operations
Glendale Center Mortgage	11/01/13		5.727%		80,000	80,000
801 North Brand Mortgage	04/06/15		5.73%		75,540	-
700 North Central Mortgage	04/06/15		5.73%		27,460	-
Total Debt - Discontinued Operations					183,000	80,000

Total Consolidated Debt including Discontinued Operations					$3,379,930	$1,805,450
________
(1)
On July 29, 2005, we obtained a $458.0 million conditional loan commitment to refinance the Gas Company Tower and 808 South Olive garage debt in August 2006 at an effective interest rate of 5.35%, including the cost of the forward commitment.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(8)
We partially refinanced the Park Place II bridge loan, outstanding as of December 31, 2004, with a new $100.0 million, seven-year fixed-rate, interest-only mortgage loan and converted the remaining balance of the bridge loan into a mortgage loan secured by certain Park Place II development parcels.

(9)
In April 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(10)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(11)
We replaced this credit facility on March 15, 2005 with a new $100.0 million secured revolving credit facility, which matures on March 15, 2009 and currently bears interest of LIBOR + 1.75%. The spread may fluctuate between 1.50% and 2.00%, depending on our consolidated leverage ratio.

(12)
This note payable is collateralized with a letter of credit fully secured by an interest-bearing cash deposit. The note and related accrued interest are expected to be repaid from the proceeds of the cash deposit.

Except for our mortgage loans for Wells Fargo Tower - Los Angeles, KPMG Tower, One California Plaza and Park Place I, our mortgage and mezzanine loans require interest-only payments on a monthly basis with principal due at maturity. Our Wells Fargo Tower mortgage loan requires monthly payments of interest only until July 2006 when monthly principal payments based on a 30-year amortization schedule begin. Our KPMG Tower mortgage loan requires monthly payments of interest only until November 2009 when monthly principal payments based on a 30-year amortization schedule begin. Our One California Plaza mortgage loan requires monthly payments of interest only until November 2007 when monthly principal payments based on a 26-year amortization schedule begin. Our Park Place I mortgage loan requires monthly payments of interest only until December 2009 when monthly principal payments based on a 30-year amortization schedule begin.

As of June 30, 2005, of our total secured debt (including debt related to discontinued operations) of $3,379.9 million, $479.0 million may be prepaid with no penalty, $1,645.6 million may be defeased after various lockout periods (as defined in the underlying loan agreements), $1,210.1 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements) and $45.2 million may not be prepaid or defeased.

In connection with financing the Common Wealth Properties (“CWP”) Portfolio acquisition, we obtained approximately $1,032.2 million in fixed-rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million 777 Tower fixed-rate mortgage), $104.9 million in variable-rate mortgage debt at LIBOR plus 2.0% to 2.25% and assumed the $40.0 million 777 Tower variable-rate mortgage at LIBOR plus 0.90%. To fund a portion of the CWP Portfolio acquisition, Maguire Properties Holdings I, LLC, a wholly owned subsidiary of the Operating Partnership, completed a $450.0 million, five-year financing (the “Term Loan”) with Credit Suisse First Boston (“CSFB”). The Term Loan has a variable interest rate of LIBOR plus 1.75% and requires quarterly principal payments of

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$1.125 million, the first of which was due June 30, 2005 and extends through December 31, 2009, with the remaining outstanding principal balance due at maturity on March 15, 2010. The Term Loan is guaranteed by the Operating Partnership.

Also in connection with the issuance of the Term Loan, CSFB originated a new $100.0 million secured revolving credit facility, which replaces our prior $100.0 million revolving credit facility. The new revolving credit facility currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The new revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and new revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties, the undeveloped land parcel at Washington Mutual Irvine Campus and pledges of equity interest in substantially all property owning subsidiaries of our Operating Partnership. As of June 30, 2005, we had outstanding borrowings of $20.0 million on our new revolving credit facility.

Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.

On March 15, 2005, we repaid a portion of the Park Place II bridge loan with the net proceeds from a new $100.0 million, seven-year, fixed-rate, interest-only mortgage on Park Place II at 5.39%.

In connection with our acquisition of San Diego Tech Center on April 6, 2005, we obtained a $133.0 million, ten-year, interest-only mortgage loan with a fixed rate of 5.70%.

In connection with the refinancing of our credit facility and the repayment of a portion of the bridge loan at Park Place II, we wrote off approximately $1.2 million in unamortized deferred loan costs, which are presented as loss from early extinguishment of debt in the accompanying consolidated statements of operations.

As a result of the dispositions of One Renaissance Square and Austin Research Park I and II, described in Note 10, we repaid the $42.0 million debt secured by Austin Research Park I and II and the $103.6 million debt secured by One Renaissance Square was assumed by the buyer. We used the net proceeds from the dispositions to pay down $35.0 million of our Term Loan. These early repayments have prefunded the remaining quarterly principal payments required under our Term Loan through maturity.

The terms of our secured revolving credit facility and Term Loan include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. At June 30, 2005, we were in compliance with all such covenants.

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor. As of June 30, 2005, $591.8 million of our debt is subject to such guarantees.

6. Discontinued Operations

In March 2005, we classified Glendale Center, 700 North Central, 801 North Brand, One Renaissance Square and Austin Research Park I and II as “held for sale,” upon our decision to market these properties for sale. As of June 30, 2005, we had sold One Renaissance Square and Austin Park I and II and we were marketing the Glendale properties for sale. In July 2005, we made the decision to either sell or joint venture the Glendale properties. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for Glendale Center are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The results of 700 North Central, 801 North Brand, One Renaissance Square and Austin Research Park I and II are included in discontinued operations from March 15, 2005, the date these properties were acquired as part of the CWP portfolio acquisition. Austin Research Park I and II and One Renaissance Square were sold on June 16, 2005 and June 29, 2005, respectively. No gain or loss on the sale of these properties is included in income from discontinued operations since the amount of the CWP portfolio purchase price allocated to these properties was equal to the sales value recorded upon sale. The major classes of assets and liabilities of real estate held for sale as of June 30, 2005 are as follows (in thousands):

ASSETS
Investments in real estate and related intangible assets	$228,579
Rents and other receivables	674
Deferred rents	2,530
Deferred loan costs, net	1,019
Other assets	175
Assets associated with real estate held for sale	$232,977

LIABILITIES
Mortgages and other secured loans	$183,000
Accounts payable and other liabilities	11,939
Obligations associated with real estate held for sale	$194,939

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the income and expense components that comprise income from discontinued operations for the three and six months ended June 30, 2005 and June 30, 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Rental	$8,133	$2,441	$11,655	$4,851
Tenant reimbursements	1,349	705	2,291	1,662
Parking	881	511	1,459	1,005
Other	34	2	38	5
Total revenues	10,397	3,659	15,443	7,523

Expenses:
Rental property operating and maintenance	2,419	750	3,401	1,539
Real estate taxes	1,039	116	1,454	448
Parking	233	36	310	68
Depreciation and amortization	-	904	654	1,808
Interest	4,635	1,178	6,422	2,358
Loss on extinguishment of debt	672	-	672	-
Total expenses	8,998	2,984	12,913	6,221

Income from discontinued operations before minority interests	1,399	675	2,530	1,302
Minority interests attributable to discontinued operations	(268)	(138)	(489)	(267)
Income from discontinued operations	$1,131	$537	$2,041	$1,035

Interest expense allocated to discontinued operations relates to interest on mortgage loans secured by the properties held for sale. No interest expense associated with our Term Loan or revolving line of credit was allocated to discontinued operations.

7. Incentive Award Plan

We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant to employees, directors and consultants of our company, the Operating Partnership and MP Services (and their respective subsidiaries) of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards. We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock were issued upon consummation of our IPO. The holders of these shares have full voting rights and will receive any dividends paid. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of our IPO while 263,158 shares vest equally over five years (approximately 52,632 per year) and 52,632 vest equally over three years (17,544 per year) on the anniversary date of our IPO. On June 27, 2004, the first anniversary of our IPO, we issued 141,414 shares of restricted stock. Of these 141,414 shares of restricted stock, 28,283 were fully vested upon issuance and the remainder will vest equally over the next four years on the anniversary date of our IPO. The holders of these shares have full voting rights and will receive any dividends paid.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 31, 2005 we granted 9,218 shares of restricted stock at $23.88 (the price of one share of our common stock on the New York Stock Exchange as of March 31, 2005) to employees (excluding certain members of senior management) representing a one time grant under our Incentive Award Plan, that vest in four quarterly installments on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. On March 31, 2005, we granted 9,909 shares of restricted stock at $23.88 to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2005, 2006 and 2007. On March 31, 2005 we also granted 9,741 shares of restricted stock at $23.88 to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days (or $27.70). On July 21, 2005, these 9,741 shares of restricted stock vested.

Effective April 1, 2005, our board of directors adopted a five-year compensation program for senior management. The program, which measures our performance over a 60-month period (unless full vesting of the program occurs earlier) commencing April 1, 2005, provides for awards to be earned if the company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis.

The amount payable for the absolute component of the senior management awards is based upon the amount by which the annualized total shareholder return over the period exceeds 9%. The amount payable for the relative component requires the company to obtain an annualized total shareholder return that is above the greater of our annualized total stock return over 9% or the NAREIT office index during the same period. Management is to receive a total award in an amount between 2.5% and 10% of the excess return over a base of $23.91 per share.

The awards are to be paid in common stock, or at the company’s option, in cash; however it is our intent to settle with stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of the awards exceed $50.0 million. We are accounting for the awards as equity classified awards under FAS 123(R). The aggregate fair value of the awards at the date of the grant was approximately $7.0 million, which we are recording as compensation expense, on a straight-line basis, over the derived requisite service period of five years. For the three months ended June 30, 2005, the compensation expense related to the cost of the senior management compensation program was $334,000.

A summary of our restricted stock as of June 30, 2005 is presented below:

	Restricted Shares	Weighted AverageGrant-Date Fair Value

Unvested restricted stock at January 1, 2005	358,745	$20.81
Granted	28,868	23.88
Vested	103,022	20.79
Forfeited	-	-
Unvested restricted stock at June 30, 2005	284,591	$21.13

Upon consummation of our IPO, we granted options to certain officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share. 500,000 of these options vest on the third anniversary of our IPO. The remaining 30,000 options vest in three equal annual installments on June 27, 2004, 2005, and 2006. On June 3, 2004, we granted our independent directors

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $24.38 in connection with their reelection to the board, which vest in three equal annual installments from the date of grant. On June 7, 2005, we granted our independent directors additional options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $26.70 in connection with their reelection to the board, which vest in three equal, annual installments from the date of grant.

A summary of our stock options as of June 30, 2005 is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at January 1, 2005	550,000	$19.20
Granted (June 7, 2005)	20,000	26.70
Exercised	-	-
Forfeited	-	-
Options outstanding as of June 30, 2005	570,000	$19.46

Options exercisable as of June 30, 2005	26,667	$20.35

The weighted-average remaining contractual term for the 26,667 exercisable stock options was 8.3 years with a total intrinsic value of $213,000 as of June 30, 2005. The weighted-average remaining contractual term for the 570,000 outstanding stock options was 8.1 years with a total intrinsic value of $5.1 million as of June 30, 2005 and the total compensation cost not yet recognized is approximately $347,000, which will be recognized over the next three years.

8. Derivative Instruments

On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in October 2006 in connection with the $273.0 million refinancing of 777 Tower at a fixed rate of 5.84%. The notional amount of the swap is $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.895%.

On March 15, 2005, we entered into an interest rate cap agreement to limit the LIBOR portion of the interest rate on $62.9 million in mortgage and mezzanine loans secured by Wateridge Plaza to 4.75%. On March 15, 2005, we also entered into an interest rate cap agreement to limit the LIBOR portion of the interest rate on $42.0 million in mortgage and mezzanine loans secured by Austin Research Park I and II to 4.90%. Austin Research Park I and II was sold on June 16, 2005 and the interest rate cap was subsequently sold on July 26, 2005.

As of June 30, 2005, we have no interest rate swap agreements to fix the current floating interest rate associated with our existing debt. The net amounts received or paid under our swaps were recognized as an adjustment to interest expense when such amounts were incurred or earned. Our objective in using interest rate swap agreements has been to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Included in accumulated other comprehensive income as of June 30, 2005 was the fair value of the forward-starting interest rate swap outstanding, which was approximately $(8.7) million, net of minority interests of $(1.5) million and $8.0 million of deferred gain on the swaps that we sold in July 2004 and October 2003, net of minority interests of $1.4 million. The deferred gains on sale of swaps will be recognized as a reduction of interest expense over the original lives of the swaps as required by SFAS 133.

9. Property Acquisitions

On March 15, 2005, we completed the acquisition of an office portfolio of ten properties and three separate land parcels from Fifth Street Properties, LLC (“FSP”), an affiliate of CommonWealth Partners, LLC (“CWP”), for $1.51 billion. We funded the purchase price through approximately $1,022.1 million in new mortgage and mezzanine financing, the assumption of loans aggregating $155.0 million from New York Life Insurance Company and Massachusetts Mutual Life Insurance Company encumbering the 777 Tower property and proceeds from our $450.0 million variable-rate Term Loan. The purchase price of the acquisition has been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than 12 months from the date of acquisition.

The acquired properties are located in the states of California, Arizona, Colorado and Texas. The portfolio consisted of properties totaling approximately 5.0 million rentable square feet and developable land that management believes can support approximately an additional 1.7 million square feet of office improvements, including incidental retail. The following table details the rentable square feet per property as of June 30, 2005:

Properties	Location	Rentable Area (Square Feet)
801 North Brand (1)	Glendale, CA	279,950
700 North Central (1)	Glendale, CA	143,334
777 Tower	Los Angeles, CA	1,004,799
Pacific Arts Plaza	Costa Mesa, CA	843,705
Wateridge Plaza	San Diego, CA	265,927
Mission City Corporate Center	San Diego, CA	190,747
Regents Square I & II	La Jolla, CA	308,907
One Renaissance Square (2)	Phoenix, AZ	491,623
Wells Fargo Center	Denver, CO	1,201,597
Austin Research Park I & II (3)	Austin, TX	271,882
Subtotal		5,002,471
___________
(1)	Property is held for sale.

(2)	Property was sold on June 29, 2005. See Note 10 below for more information.

(3)	Property was sold on June 16, 2005. See Note 10 below for more information.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On May 31, 2005, we completed the acquisition of the World Trade Center garage, located in downtown Los Angeles, California from Bank of America, N.A. The purchase price of the garage was approximately $20.0 million, excluding acquisition costs, which was funded with $13.0 million from our $100.0 million credit facility and $7.0 million cash on hand. The purchase price of the acquisition has been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than 12 months from the date of acquisition.

10. Property Dispositions

On June 16, 2005, we sold Austin Research Park I and II, an office project featuring two four-story buildings totaling approximately 272,000 square feet located in Austin, Texas for $55.0 million to Equity Office Properties. In connection with the sale of the property, we entered into a lease with the buyer to lease 22,897 rentable square feet of vacant space at $14.08 per square feet through April 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.0 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of June 30, 2005.

On June 29, 2005, we sold One Renaissance Square, an approximate 492,000 square foot office building located in Phoenix, Arizona for $128.8 million to a subsidiary of Pauls Core Plus Venture, L.P, including the assumption of $103.6 million of outstanding mortgage debt. In connection with the sale, we entered into a lease obligation with the buyer to lease 37,220 rentable square feet of vacant space at $25.10 per square feet through March 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.6 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of June 30, 2005.

11. Subsequent Events

On July 29, 2005, we entered into a $458.0 million conditional loan commitment to refinance our Gas Company Tower and 808 South Olive garage properties in August 2006 with a new $458.0 million, ten-year, fixed-rate, interest-only mortgage loan at 5.35% including the estimated cost of the forward commitment.

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

Overview

We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business

District (“LACBD”) and have a significant presence in the John Wayne Airport submarket of Orange County and other major regional submarkets. We are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market. Our office portfolio includes 21 properties located in nine submarkets in Los Angeles County, Orange County and San Diego County and one property in Denver Colorado. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of June 30, 2005, investment grade rated tenants generated 44.8% of the annualized rent of our office portfolio, and nationally recognized professional service firms generated an additional 23.5% of the annualized rent of our office portfolio. The weighted-average remaining lease term of our office portfolio tenants was approximately 5.5 years as of June 30, 2005.

As of June 30, 2005, we own:

•	twenty-two office properties (69 buildings) with approximately 14.7 million net rentable square feet;

•	a 350-room hotel with 266,000 square feet;

•	total on- and off-site structured and surface parking of approximately 10.1 million square feet, which in total accommodates a capacity of more than 32,500 vehicles;

•	an undeveloped land parcel located at San Diego Tech Center that we believe can support up to 1.2 million net rentable square feet of office and retail development;

•	an undeveloped two-acre land parcel adjacent to Glendale Center that we believe can support up to 400,000 net rentable square feet of office and retail development;

•	an undeveloped land parcel located at Lantana Media Campus that we believe can support up to 194,000 net rentable square feet of office development;

•	an undeveloped land parcel located at Washington Mutual Irvine Campus that we believe can support up to 145,000 net rentable square feet of office development;

•	an undeveloped land parcel adjacent to 777 Tower that we believe can support up to 840,000 net rentable square feet of office development;

•	an undeveloped land parcel located in Pacific Arts Plaza that we believe can support up to 400,000 net rentable square feet of office development;

•	an undeveloped land parcel located in Wateridge Plaza that we believe can support up to 170,000 net rentable square feet of office development;

•	an undeveloped land parcel adjacent to 700 North Central that we believe can support up to 187,000 net rentable square feet of office development;

•	undeveloped land in the Mission City Corporate Center property that we believe can support up to 102,000 net rentable square feet of office development; and

•	undeveloped land, as well as a development agreement relating to Park Place II that we believe can support up to 4.6 million square feet of mixed-use improvements.

Through Maguire Properties Services, Inc., we also earn customary fees for the management and leasing of:

•	a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth, Texas area (Solana);

•	a 91,000 square foot office building in Santa Monica, California (1733 Ocean Avenue); and

•	a 257,000 square foot office building in Pasadena, California (Western Asset Plaza).

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

Factors Which May Influence Future Results of Operations

As of June 30, 2005, our office portfolio was 90.7% leased to 567 tenants. Approximately 3.2% of our leased square footage expires during the remainder of 2005 and approximately 7.9% of our leased square footage expires during 2006. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates. The buildings we will be focusing on to increase occupancy include 700 N. Central (77.0% leased at June 30, 2005), 801 N. Brand (83.1% leased at June 30, 2005), US Bank Tower (83.6% leased at June 30, 2005), Wells Fargo Center - Denver (85.2% leased at June 30, 2005) and Wells Fargo Tower - Los Angeles (85.4% leased at June 30, 2005).

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

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas. We are optimistic that market conditions will continue to improve during 2005 as evidenced by reduced vacancy rates in 2004 and the first half of 2005. However, further improvement is contingent upon continued strong job growth in our markets.

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

We have completed the renovation of guest rooms at the Westin® Pasadena Hotel. The operating performance of the hotel was negatively impacted during the third quarter of 2004 due to out of service rooms and reduced demand caused by the renovation. Beginning in the fourth quarter of 2004 and continuing into the first half of 2005, we experienced improvements in overall hotel operating performance as a result of these renovations. The renovation of the public space is expected to cost approximately $4.2 million and should be completed by the third quarter of 2005. This is not expected to have a significant adverse impact to the hotel results during the remainder of 2005.

We believe that new real estate investments will have a significant impact on our future results of operations, including the acquisition of CommonWealth’s Fifth Street (“CWP”) portfolio on March 15, 2005. The CWP portfolio consisted of ten Class A office properties (24 buildings) totaling approximately 5.0 million square feet of net rentable office space located in Southern California, Texas, Arizona and Colorado as well as land and development agreements that we believe can support up to 1.7 million square feet of mixed-use improvements. Since our IPO, we have completed the acquisition of approximately $2.8 billion of office, retail and development properties, including the April 6, 2005 acquisition of San Diego Tech Center, a 38-acre office campus including 647,000 square feet and developable land that we believe can support approximately 1.2 million square feet. During June 2005, we sold Austin Research Park I and II and One Renaissance Square for gross sales prices of $55.0 million and $128.8 million (including the assumption of $103.6 million in mortgage debt), respectively. We also intend to sell residential entitled land at Park Place during early 2006. The timing of dispositions and the price achieved will impact our ability to return to a leverage level more consistent with our long-term ratio objectives.

Related Party Transactions

We have receivables due from entities controlled by Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in the amount of $4.0 million and $3.9 million as of June 30, 2005 and December 31, 2004, respectively. These receivables are for management fees, development fees, leasing commissions and other operating expenses reimbursements and were current as of June 30, 2005. On July 8, 2005, $2.5 million of these receivables were collected.

Critical Accounting Policies

Adoption of FAS 123(R)

In December 2004, the FASB issued FAS 123 (Revised) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) is a revision of FAS 123, as amended, Accounting for Stock-Based Compensation (“FAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.

On April 1, 2005, we adopted FAS 123(R) using a modified prospective application, as permitted under FAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the fiscal year.

Prior to the adoption of FAS 123(R), we applied APB 25 to account for our stock-based awards. Under APB 25, we generally only recorded stock-based compensation expense for restricted stock, which amounted to $0.2 million and $0.8 million in the three and six months ended June 30, 2004, respectively. Under the provisions of APB 25, we were not required to recognize compensation expense for the cost of stock options. Beginning in the second quarter of 2005, with the adoption of FAS 123(R), we recorded stock-based compensation expense for the cost of stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the three and six months ended June 30, 2005 were $1.0 million and $1.6 million, respectively.

See Note 2 and 7 of Notes to the Consolidated Financial Statements for additional information regarding the adoption of FAS 123(R).

Current Submarket Information

LACBD, California. There have been signs of improvement in market conditions in the LACBD submarket during the past eighteen months, as demonstrated by decreasing vacancy and increasing rental rates as well as steady tenant interest in our LACBD projects. These trends are expected to continue throughout 2005 and third-party reports show continued positive net absorption and slight increases in rental rates. On June 30, 2005, our LACBD portfolio was 90.0% leased, with approximately 723,600 square feet available for lease. Throughout the remainder of 2005, we will be focused on increasing occupancy in our LACBD properties, primarily re-leasing the 162,827 square foot space vacated by Wells Fargo Bank at the end of March (approximately 98,000 square feet is yet to be released). In addition, we will be focusing on re-leasing the following large blocks of currently leased spaces, which are expected to be available in 2006: a 260,498 square foot Los Angeles Unified School District (“LAUSD”) lease in KPMG Tower, which expires in June 2006 and a 152,166 square foot Jones, Day, Reavis and Pogue lease in Gas Company Tower, which expires in November 2006. Jones, Day, Reavis and Pogue’s lease is above current market rates and LAUSD’s lease is below current market rental rates.

Los Angeles County (excluding LACBD), California. Los Angeles County economic indicators are positive as the county’s Gross Metropolitan Product shows strong growth, which is projected to continue through 2005. In the past eighteen months, third-party reports have shown decreasing vacancy rates and positive net absorption in this submarket, the most significant rate of net absorption since the late 1990s. On June 30, 2005, our Los Angeles County (excluding LACBD) portfolio was 93.1% leased, with approximately 114,600 square feet available for lease. Our leasing percentages increased from 92.6% at March 31, 2005 primarily due to increased occupancy rates at 801 North Brand and 700 North Central, two properties acquired in Glendale with the CWP portfolio. It is our intention to sell or joint venture these two properties in the near term.

Orange County, California. Positive trends continue in Orange County as third-party reports show decreasing vacancy rates and increasing rental rates with market conditions projected to tighten even further over the next year. On June 30, 2005, our Orange County portfolio was 93.2% leased, with approximately 222,800 square feet available for lease. Our primary leasing focus in this submarket will be to increase occupancy at our newly acquired property, Pacific Arts Plaza, which currently is 86.1% leased.

San Diego County, California. San Diego County continues to perform well with continuing trends of strong absorption, decreasing vacancy and increasing upward pressure on rental rates. As of June 30, 2005, the overall vacancy rate for San Diego County was at its lowest since the third quarter of 2001 and the market is on pace to post demands for space at a five-year high. On June 30, 2005, our San Diego County portfolio was 90.7% leased, with approximately 130,800 square feet available for lease. As we just entered into the submarket as of March 15, 2005, we are focused on increasing occupancy at all four of our newly acquired properties.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004.

Our results of operations for the three months ended June 30, 2005 compared to the same period in 2004 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, 808 South Olive Garage, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Cerritos Corporate Center Phases I and II, One California Plaza, Glendale Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years. The results of Glendale Center are included in income from discontinued operations as the property is held for sale.

Our “Total Portfolio” amounts also include the results of Park Place I from April 14, 2004, Park Place II from July 23, 2004, Washington Mutual Irvine Campus from November 22, 2004, Lantana Media Campus from December 16, 2004 and San Diego Tech Center from April 6, 2005, the dates we acquired such properties. In addition, our Total Portfolio amounts include the results of the properties acquired as part of the CWP portfolio acquisition as of March 15, 2005, which are 777 Tower, Pacific Arts Plaza, Mission City Corporate Center, Regents Square I and II, Wateridge Plaza and Wells Fargo Center (Denver, Colorado). These properties together with Austin Research Park I and II (sold on June 16, 2005), One Renaissance Square (sold on June 29, 2005), 801 North Brand and 700 North Central, which are included in income from discontinued operations as the latter two properties are held for sale as of June 30, 2005, are collectively referred to as the “Acquisition Properties.”

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Acquisition Properties		Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended		Three Months Ended		Increase/	%
	6/30/05	6/30/04	Decrease	Change	6/30/05	6/30/04	6/30/05	6/30/04	Decrease	Change

Revenues:
Rental	$36,252	$36,756	$(504)	-1.4%	$38,359	$8,088	$74,611	$44,844	$29,767	66.4%
Tenant reimbursements	17,423	17,938	(515)	-2.9%	10,370	150	27,793	18,088	9,705	53.7%
Hotel operations	5,763	5,285	478	9.0%	-	-	5,763	5,285	478	9.0%
Parking	7,511	7,315	196	2.7%	3,137	498	10,648	7,813	2,835	36.3%
Management, leasing
and development services
to affiliates	1,001	956	45	4.7%	-	-	1,001	956	45	4.7%
Interest and other	943	505	438	86.7%	176	9	1,119	514	605	117.7%
Total revenues	68,893	68,755	138	0.2%	52,042	8,745	120,935	77,500	43,435	56.0%

Expenses:
Rental property operating
and maintenance	13,237	13,499	(262)	-1.9%	11,357	2,963	24,594	16,462	8,132	49.4%
Hotel operating and maintenance	3,821	3,574	247	6.9%	-	-	3,821	3,574	247	6.9%
Real estate taxes	5,097	5,094	3	0.1%	5,489	322	10,586	5,416	5,170	95.5%
Parking	1,964	1,904	60	3.2%	1,026	284	2,990	2,188	802	36.7%
General and administrative and other	5,293	5,396	(103)	-1.9%	-	-	5,293	5,396	(103)	-1.9%
Ground lease	666	666	-	0.0%	-	-	666	666	-	0.0%
Depreciation and amortization	18,438	16,876	1,562	9.3%	24,816	3,263	43,254	20,139	23,115	114.8%
Interest	14,369	12,958	1,411	10.9%	26,458	1,176	40,827	14,134	26,693	188.9%
Loss from early extinguishment of debt	-	-	-	N/A	442	-	442	-	442	N/A
Total expenses	62,885	59,967	2,918	4.9%	69,588	8,008	132,473	67,975	64,498	94.9%
Income (loss) from continuing
operations before minority
interests	6,008	8,788	(2,780)	-31.6%	(17,546)	737	(11,538)	9,525	(21,063)	-221.1%
Minority interests attributable to
continuing operations							3,118	(976)	4,094	-419.5%
Income (loss) from discontinued operations, net
of minority interests	1,312	537	775	144.3%	(181)	-	1,131	537	594	110.6%
Net income (loss)	$7,320	$9,325	$(2,005)	-21.5%	$(17,727)	$737	$(7,289)	$9,086	$(16,375)	-180.2%

Rental Revenue

Total portfolio rental revenue increased by $29.8 million, or 66.4%, primarily due to the Acquisition Properties. Rental revenue for our Same Properties Portfolio decreased by $0.5 million, or 1.4%, primarily due to the March 2005 expiration of a 162,827 square foot lease at US Bank Tower. This lease expiration was partially offset by the subsequent leasing of a portion of the vacated US Bank Tower space.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $9.7 million, or 53.7%, primarily due to the Acquisition Properties.

Tenant reimbursement revenue for our Same Properties Portfolio decreased $0.5 million, or 2.9%, primarily due to the March 2005 lease expiration of a 162,827 square foot lease at US Bank Tower and to a lesser extent, reduced rental property and operating expenses primarily as a result of lower insurance premiums.

Hotel Operations

Hotel operations revenue increased $0.5 million, or 9.0%, due to increases in both our occupancy rates and our average daily rate. Average occupancy increased to 81.8% from 81.2%, the average daily room rate increased to $152.96, or 11.9%, from $136.74 and revenue per available room increased to $125.15, or 12.7%, from $111.03, all compared to the prior year period, primarily as a result of the room renovations completed during the third quarter of 2004.

The 6.9% increase in hotel operating and maintenance expenses was primarily due to increased occupancy.

Parking Revenue

Total portfolio parking revenue increased $2.8 million, or 36.3%, primarily due to the Acquisition Properties. Parking revenue for the Same Properties Portfolio increased $0.2 million, or 2.7%, primarily due to portfolio-wide increases in contractual parking rates in July 2004 offset by decreased parking revenue due to the March 2005 lease expiration of a 162,827 square foot lease at US Bank Tower.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates was relatively flat between periods. Current year results include a $756,000 leasing commission (which represents the first half installment of a $1.5 million leasing commission) earned at Solana, while prior results include $695,000 in leasing commissions earned primarily at Western Asset Plaza.

Interest and Other Revenue

Total portfolio interest and other revenue increased $0.6 million, or 117.7%, primarily due to a $0.3 million lease termination fee received from a tenant in Wells Fargo Tower - Los Angeles during the three months ended June 30, 2005. No comparable amount was received in the prior period. In addition, there was a small increase in interest income.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $8.1 million, or 49.4%, primarily due to the Acquisition Properties.

Rental property operating and maintenance expense for our Same Properties Portfolio decreased $0.3 million, or 1.9%, primarily due to reductions in insurance premiums and lower property employee headcount. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio-wide in August 2004, which has continued to generate additional savings.

Real Estate Taxes

Total portfolio real estate taxes increased $5.2 million, or 95.5%, primarily due to the Acquisition Properties.

Parking Expense

Total portfolio parking expenses increased $0.8 million, or 36.7%, primarily due to the Acquisition Properties.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense decreased $0.1 million, or 1.9%, primarily due to non-recurring severance and relocation costs incurred during the three months ended June 30, 2004 offset in 2005 by additional corporate employees hired and related costs as a result of the growth in our infrastructure due to acquisitions made since our IPO and increased stock compensation costs resulting from awards made during the three months ended June 30, 2005 and implementation of FAS 123(R).

Ground Lease Expense

Total portfolio ground lease expense remained flat during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $23.1 million, or 114.8%, primarily due to the Acquisition Properties as well as a $1.6 million increase in our Same Properties Portfolio due to increased tenant improvements, lease commissions and other deferred lease costs.

Interest Expense

Total portfolio interest expense increased $26.7 million, or 188.9%, primarily due to financing costs associated with the Acquisition Properties and a $1.4 million increase related to the Same Properties Portfolio.

The $1.4 million, or 10.9%, increase in the Same Properties Portfolio is primarily related to the KPMG Tower mortgage, which was refinanced with a larger loan at a fixed rate of 5.14% in November 2004 compared to a variable rate that averaged 2.98% in the three months ended June 30, 2004, and an increase in LIBOR rates on the $280.0 million Gas Company Tower and 808 South Olive variable-rate loans, partially offset by the $0.8 million amortization of deferred gain from the sale of the $250.0 million fixed-rate debt swap on our Gas Company Tower and 808 South Olive debt during the three months ended June 30, 2005 with no comparable amount in the three months ended June 30, 2004.

In connection with financing the CWP portfolio acquisition, we obtained approximately $1,032.2 million in fixed-rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million 777 Tower fixed-rate mortgage), obtained $104.9 million in new variable-rate mortgage debt at a weighted average rate of LIBOR + 2.15%, assumed the $40.0 million 777 Tower variable-rate mortgage at LIBOR plus 0.90% and obtained a variable-rate term loan at LIBOR plus 1.75%, all on March 15, 2005.

During the three months ended June 30, 2005, we repaid $9.0 million of principal on the fixed-rate debt secured by Wells Fargo Center, located in Denver, Colorado. In connection with the sales of Austin Research Park I and II and One Renaissance Square, we repaid $42.0 million of debt secured by Austin Research Park I and II, and $103.6 million of debt secured by One Renaissance Square was assumed by the buyer. With the net proceeds from the sales, we repaid $35.0 million of principal on the Term Loan. In addition, we obtained $133.0 million in fixed-rate, interest-only mortgage financing at an interest rate of 5.70% and we borrowed $20.0 million on our secured line of credit during the quarter in connection with the acquisitions of San Diego Tech Center and the World Trade Center garage on April 6, 2005 and May 31, 2005, respectively.

In connection with the acquisitions of Park Place I on April 14, 2004, Washington Mutual Irvine Campus on November 22, 2004 and Lantana Media Campus on December 16, 2004, we obtained or refinanced $374.0 million in fixed-rate mortgage financing at a weighted average rate of 5.29%. In connection with the acquisition of Park Place II on July 23, 2004, we obtained a $140.0 million bridge loan at LIBOR plus 1.75 (4.62% at June 30, 2005). Effective March 15, 2005, we repaid $96.0 million of the Park Place II bridge loan with the net proceeds from a $100.0 million, fixed-rate mortgage at 5.39%.

Loss from Early Extinguishment of Debt

Total portfolio loss on extinguishment of debt was due to the write-off of unamortized loan costs related to the $35.0 million pay down of our Term Loan.

Minority Interests Attributable to Continuing Operations

Minority interests attributable to loss from continuing operations was $3.1 million for the three months ended June 30, 2005 compared to minority interests attributable to income from continuing operations of $1.0 million for the three months ended June 30, 2004, primarily due to a $21.1 million reduction in income from continuing operations.

Discontinued Operations

Total portfolio income from discontinued operations, net of minority interests increased $0.6 million, or 110.6%, primarily due to the cessation of depreciation expense on Glendale Center in March 2005, upon classification of Glendale Center as held for sale. Additionally, included in income from discontinued operations, net of minority interest, was a loss on extinguishment of debt of $0.7 million relating to the write-off of unamortized loan costs related to the debt secured by Austin Research Park I and II and One Renaissance Square, which were sold on June 16, 2005 and June 29, 2005, respectively.

Results of Operations

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004.

Our results of operations for the six months ended June 30, 2005 compared to the same period in 2004 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, 808 South Olive Garage, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Cerritos Corporate Center Phases I and II, One California Plaza, Glendale Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years. The results of Glendale Center are included in income from discontinued operations as the property is held for sale.

Our “Total Portfolio” amounts include the results of Park Place I from April 14, 2004, Park Place II from July 23, 2004, Washington Mutual Irvine Campus from November 22, 2004, Lantana Media Campus from December 16, 2004 and San Diego Tech Center from April 6, 2005, the dates we acquired such properties. In addition, our Total Portfolio amounts include the results of the properties acquired as part of the CWP portfolio acquisition as of March 15, 2005, which are 777 Tower, Pacific Arts Plaza, Mission City Corporate Center, Regents Square I and II, Wateridge Plaza and Wells Fargo Center (Denver, Colorado). These properties together with Austin Research Park I and II (sold on June 16, 2005), One Renaissance Square (sold on June 29, 2005), 801 North Brand and 700 North Central, which are included in income from discontinued operations as the latter two properties are held for sale as of June 30, 2005, are collectively referred to as the “Acquisition Properties.”

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Acquisition Properties		Total Portfolio
	Six Months Ended		Increase/	%	Six Months Ended		Six Months Ended		Increase/	%
	6/30/05	6/30/04	Decrease	Change	6/30/05	6/30/04	6/30/05	6/30/04	Decrease	Change

Revenues:
Rental	$73,274	$73,187	$87	0.1%	$56,983	$8,088	$130,257	$81,275	$48,982	60.3%
Tenant reimbursements	34,980	36,841	(1,861)	-5.1%	13,634	150	48,614	36,991	11,623	31.4%
Hotel operations	11,678	10,484	1,194	11.4%	-	-	11,678	10,484	1,194	11.4%
Parking	15,225	14,464	761	5.3%	4,490	498	19,715	14,962	4,753	31.8%
Management, leasing
and development services
to affiliates	1,262	1,653	(391)	-23.7%	-	-	1,262	1,653	(391)	-23.7%
Interest and other	1,634	1,353	281	20.8%	197	9	1,831	1,362	469	34.4%
Total revenues	138,053	137,982	71	0.1%	75,304	8,745	213,357	146,727	66,630	45.4%

Expenses:
Rental property operating
and maintenance	26,238	28,005	(1,767)	-6.3%	16,923	2,963	43,161	30,968	12,193	39.4%
Hotel operating and maintenance	7,665	7,285	380	5.2%	-	-	7,665	7,285	380	5.2%
Real estate taxes	10,265	10,082	183	1.8%	8,089	322	18,354	10,404	7,950	76.4%
Parking	3,975	3,951	24	0.6%	1,610	284	5,585	4,235	1,350	31.9%
General and administrative and other	10,951	9,173	1,778	19.4%	-	-	10,951	9,173	1,778	19.4%
Ground lease	1,332	1,325	7	0.5%	-	-	1,332	1,325	7	0.5%
Depreciation and amortization	36,414	33,054	3,360	10.2%	34,611	3,263	71,025	36,317	34,708	95.6%
Interest	28,719	25,888	2,831	10.9%	36,053	1,176	64,772	27,064	37,708	139.3%
Loss from early extinguishment of debt	1,102	-	1,102	N/A	548	-	1,650	-	1,650	N/A
Total expenses	126,661	118,763	7,898	6.7%	97,834	8,008	224,495	126,771	97,724	77.1%
Income (loss) from continuing
operations before minority
interests	11,392	19,219	(7,827)	-40.7%	(22,530)	737	(11,138)	19,956	(31,094)	-155.8%
Minority interests attributable to
continuing operations							3,971	(2,376)	6,347	-267.1%
Income (loss) from discontinued operations, net
of minority interests	2,116	1,035	1,081	104.4%	(75)	-	2,041	1,035	1,006	97.2%
Net income (loss)	$13,508	$20,254	$(6,746)	-33.3%	$(22,605)	$737	$(5,126)	$18,615	$(23,741)	-127.5%

Rental Revenue

Total portfolio rental revenue increased by $49.0 million, or 60.3%, primarily due to the Acquisition Properties. Rental revenue for our Same Properties Portfolio was relatively flat between periods primarily due to the March 2005 expiration of a 162,827 square foot lease at US Bank Tower, offset by revenue recognized as a result of subsequent leasing of the vacated US Bank Tower space and slight increases in occupancy in our LACBD portfolio.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $11.6 million, or 31.4%, primarily due to the Acquisition Properties.

Tenant reimbursement revenue for our Same Properties Portfolio decreased $1.9 million, or 5.1%, primarily due to rental property and operating expense decreases as a result of lower insurance premiums and more efficient operations and to a lesser extent, the loss of revenue from a significant tenant at US Bank Tower whose lease expired in March 2005.

Hotel Operations

Hotel operations revenue increased $1.2 million, or 11.4%, due to increases in both our occupancy rates and our average daily rate. Average occupancy increased to 83.3% from 79.9%, the average daily room rate increased to $151.58, or 9.6%, from $138.26 and revenue per available room increased to $126.32, or 14.4%, from $110.46, all compared to the prior year, primarily as a result of the room renovations completed during the third quarter of 2004.

The 5.2% increase in hotel operating and maintenance expenses was primarily due to increased occupancy.

Parking Revenue

Total portfolio parking revenue increased $4.8 million, or 31.8%, primarily due to the Acquisition Properties, and to a lesser extent, an increase in occupancy and contractual parking rates across our portfolio in July 2004 offset by the loss of revenue from a significant tenant at US Bank Tower whose lease expired in March 2005.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates decreased $0.4 million, or 23.7%, primarily due to $0.5 million in development fees earned from Western Asset Plaza during the six months ended June 30, 2004, with no comparable amounts earned in the current period.

Interest and Other Revenue

Total portfolio interest and other revenue increased $0.5 million, or 34.4%. Interest and other income for the Same Properties portfolio increased $0.3 million, or 20.8%. The increase is primarily due to interest earned on a restricted cash deposit that secures the Washington Mutual Secured loan with no comparable amounts in the prior year period. This was partially offset by a decrease in interest earned in 2005 due to the full investment of our 2004 preferred offering proceeds, which were invested in interest bearing accounts in the prior year.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $12.2 million, or 39.4%, primarily due to the Acquisition Properties.

Rental property operating and maintenance expense for our Same Properties Portfolio decreased $1.8 million, or 6.3%, primarily due to lower insurance premiums and lower property employee headcount. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio-wide in August 2004, which has continued to generate additional savings. In addition, we have seen portfolio-wide decreases in expenses due to more efficient operations and economies of scale.

Real Estate Taxes

Total portfolio real estate taxes increased $8.0 million, or 76.4%, primarily due to the Acquisition Properties.

Parking Expense

Total portfolio parking expenses increased $1.4 million, or 31.9%, primarily due to the Acquisition Properties.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $1.8 million, or 19.4%, as a result of the growth in our business since our IPO.

We have added staff and infrastructure since our IPO to accommodate the $2.6 billion in net acquisitions completed since November 2003 (representing an 8.5 million increase in square feet under management, or approximately 140% since our IPO), resulting in increased compensation and administrative costs. We have also incurred significantly higher consulting and professional fees associated with corporate governance (mainly Sarbanes-Oxley compliance), with no comparable activities in the prior period. These increased costs were partially offset by severance costs incurred during the six months ended June 30, 2004, with no comparable activities in the current period.

Ground Lease Expense

Total portfolio ground lease expense remained flat during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $34.7 million, or 95.6%, primarily due to the Acquisition Properties as well as a $3.4 million increase in our Same Properties Portfolio due to increased tenant improvements, lease commissions and other deferred lease costs.

Interest Expense

Total portfolio interest expense increased $37.7 million, or 139.3%, primarily due to financing costs associated with the Acquisition Properties and a $2.8 million increase related to the Same Properties Portfolio.

The $2.8 million, or 10.9%, increase in the Same Properties Portfolio is primarily related to the KPMG Tower mortgage, which was refinanced with a larger loan at a fixed rate of 5.14% in November 2004 compared to a variable rate that averaged 2.98% in the six months ended June 30, 2004, and an increase in LIBOR rates on the $280.0 million Gas Company Tower and 808 South Olive variable-rate loans, offset by the $1.6 million amortization of deferred gain from the sale of the $250.0 million fixed-rate debt swap on our Gas Company Tower and 808 South Olive debt during the six months ended June 30, 2005 with no comparable amount in the six months ended June 30, 2004.

In connection with financing the CWP portfolio acquisition, we obtained approximately $1,032.2 million in fixed-rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million, 777 Tower fixed-rate mortgage), obtained $104.9 million in new variable-rate mortgage debt at a weighted average rate of LIBOR + 2.15%, assumed the $40.0 million, 777 Tower variable-rate mortgage at LIBOR plus 0.90% and obtained a variable-rate term loan at LIBOR plus 1.75%, all on March 15, 2005.

During the six months ended June 30, 2005, we repaid $9.0 million of principal on the fixed-rate debt secured by Wells Fargo Center, located in Denver, Colorado. In connection with the sales of Austin Research Park I and II and One Renaissance Square, we repaid $42.0 million of debt secured by Austin

Research Park I and II while $103.6 million of debt secured by One Renaissance Square was assumed by the buyer. With the net sale proceeds, we repaid $35.0 million of the principal on the Term Loan. In addition, we obtained $133.0 million in fixed-rate, interest-only mortgage financing at an interest rate of 5.70% and we borrowed $20.0 million on our secured line of credit during 2005 in connection with the acquisitions of San Diego Tech Center and the World Trade Center garage on April 6, 2005 and on May 31, 2005, respectively.

In connection with the acquisitions of Park Place I on April 14, 2004, Washington Mutual Irvine Campus on November 22, 2004 and Lantana Media Campus on December 16, 2004, we obtained or refinanced $374.0 million in fixed-rate mortgage financing at a weighted average rate of 5.29%. In connection with the acquisition of Park Place II on July 23, 2004, we obtained a $140.0 million bridge loan at LIBOR plus 1.75 (4.62% at June 30, 2005). Effective March 15, 2005, we repaid $96.0 million of the Park Place II bridge loan with the net proceeds from a $100.0 million, fixed-rate mortgage at 5.39%.

Loss from Early Extinguishment of Debt

Total portfolio loss on extinguishment of debt relates to the write-off of unamortized loan costs related to the March 2005 replacement of our secured credit facility, the partial repayment of debt secured by Park Place II, one of our Acquisition Properties, on March 15, 2005 and the $35.0 million pay down of our Term Loan in June 2005.

Minority Interests Attributable to Continuing Operations

Minority interests attributable to loss from continuing operations was $4.0 million for the six months ended June 30, 2005 compared to minority interests attributable to income from continuing operations of $2.4 million for the six months ended June 30, 2004, primarily due to a $31.1 million reduction in income from continuing operations. In addition, we incurred a full six months of preferred dividends for the six months ended June 30, 2005 compared to a partial period of dividends in the corresponding period in 2004 since our preferred stock offering was completed on January 23, 2004. Preferred stock dividends are deductions from income from continuing operations in the minority interests calculations.

Discontinued Operations

Total portfolio income from discontinued operations increased $1.0 million, or 97.2%, primarily due to the cessation of depreciation expense on Glendale Center in March 2005, upon classification of Glendale Center as held for sale. Additionally, included in income from discontinued operations, net of minority interest, was a loss on extinguishment of debt of $0.7 million relating to the write-off of unamortized loan costs related to the debt secured by Austin Research Park I and II and One Renaissance Square, which were sold on June 16, 2005 and June 29, 2005, respectively.

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

The following table reconciles our company’s FFO to our company’s net (loss) income (in thousands except for per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004
Reconciliation of net income (loss) to funds from operations:
Net income (loss) available to common shareholders	$(12,055)		$4,320	$(14,658)		$10,248
Adjustments:
Minority interests	(2,850)		1,114	(3,482)		2,643
Real estate depreciation and amortization	43,155		20,078	70,827		36,165
Real estate depreciation and amortization
included in discontinued operations	-		904	654		1,808
Funds from operations available to common shareholders and Unit Holders (FFO)	$28,250		$26,416	$53,341		$50,864

Company share of FFO (1)	$22,847		$21,000	$43,032		$40,435

FFO per share - basic and diluted	$0.53	(2)	$0.50	$1.00	(3)	$0.96

FFO per share - diluted	$0.53		$0.49	$1.00		$0.95
________
(1)	Based on a weighted average interest in our operating partnership for the three months and six months ended June 30, 2005 and June 30, 2004 of 80.9%, 80.7%, 79.5% and 79.5%, respectively.

(2)	Includes $1,114 ($0.02 per share) loss from early extinguishment of debt.

(3)	Includes $2,322 ($0.04 per share) loss from early extinguishment of debt.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

In connection with financing the CWP Portfolio acquisition, we obtained approximately $1,032.2 million in fixed-rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million 777 Tower fixed-rate mortgage), obtained $104.9 million in new variable-rate mortgage debt at LIBOR plus 2.0% to 2.25% and assumed the $40.0 million 777 Tower variable-rate mortgage at LIBOR plus 0.91%. To fund a portion of the CWP Portfolio acquisition, Maguire Properties Holdings I, LLC, a wholly owned subsidiary of the Operating Partnership, completed a $450.0 million, five-year financing (the “Term Loan”) with Credit Suisse First Boston (“CSFB”). The Term Loan has a variable interest rate of LIBOR plus 1.75% and requires quarterly principal payments of $1.125 million beginning June 30, 2005 through December 31, 2009, with the remaining outstanding principal balance due at maturity on March 15, 2010. The Term Loan is guaranteed by the Operating Partnership.

On June 16, 2005, we sold Austin Research Park I and II, an office project featuring two four-story buildings totaling approximately 272,000 square feet located in Austin, Texas for approximately $55.0 million to Equity Office Properties. We used the proceeds from the sale to pay off $42.0 million in mortgage debt and $11.0 million in Term Loan debt. On June 29, 2005, we sold One Renaissance Square, an approximately 492,000 square foot office building located in Phoenix, Arizona for $128.8 million to a subsidiary of Pauls Core Plus Venture, L.P, including the assumption of $103.6 million outstanding mortgage debt. We used the net proceeds from the sale to pay off $24.0 million in Term Loan debt. Both assets were acquired on March 15, 2005 as part of the $1.5 billion CWP office portfolio acquisition and had been held for sale from the date of acquisition. The prepayments of our Term Loan resulted in the pre-funding of the remaining required quarterly principal payments through maturity.

  In connection with the issuance of the Term Loan, CSFB originated a new $100.0 million secured revolving credit facility, which replaces our prior $100.0 million revolving credit facility. The new revolving credit facility currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The new revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and new revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties, the undeveloped land at Washington Mutual Irvine Campus and pledges of equity in substantially all property owning subsidiaries of our Operating Partnership. As of June 30, 2005, we had borrowings of $20.0 million outstanding on our new revolving credit facility.

On April 6, 2005, we funded the $185.0 million acquisition of San Diego Tech Center with $7.0 million from our $100.0 million revolving credit facility, $47.0 million cash on hand and a $133.0 million, ten-year, interest-only mortgage loan with a fixed interest rate of 5.70%.

Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.

As of June 30, 2005, we had $166.7 million in cash and cash equivalents, including $127.6 million in restricted cash, compared to $135.6 million in cash and cash equivalents including $71.1 million in restricted cash, as of December 31, 2004. Restricted cash primarily consists of interest-bearing cash deposits and cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans, along with $45.2 million that secures the Washington Mutual other secured loan.

In the near term, we expect to sell or joint venture less strategically significant assets including 700 North Central, 801 North Brand and Glendale Center, all located in Glendale, California.

Our consolidated debt (including debt on assets held for sale) is $3.38 billion as of June 30, 2005. Our total debt to market capitalization is approximately 65.6% (based on the share price of one common stock at $28.34 as of June 30, 2005 as listed on the New York Stock Exchange).

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

We plan to take steps to achieve a debt to total market capitalization level of less than 60% as quickly and as prudently as possible. We are also focused on achieving and maintaining a fixed charge coverage ratio at or above 2.0. Our primary strategy to achieve these objectives, as well as repay our Term Loan, will be to utilize a combination of various liquidity sources available to the company including:

•	net proceeds from the planned sale or joint venture of non-strategic assets such as Glendale Center, 700 North Central, 801 North Brand;

•	proceeds from the sale of residential entitled land at Park Place;

•	net proceeds from refinancing the mortgage loan on 777 Tower;

•	net proceeds from refinancing the mortgage loan on Gas Company Tower; and

•	raising institutional equity capital.

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

We reserved approximately $25.1 million in restricted cash accounts from the net proceeds of the CWP portfolio mortgages to fund capital expenditures obligations in connection with existing tenant leases and anticipated costs in connection with leasing activity we expect to incur on the CWP portfolio during 2005 and 2006. We anticipate that our existing sources of liquidity, including cash flows from operations and restricted cash accounts, will be sufficient to fund these capital expenditures. As of June 30, 2005, $22.1 million was remaining of these reserves.

We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, development costs, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness, potential sales of ownership interests in our existing properties and the issuance of long-term debt and equity securities. We have a shelf registration statement on file with the SEC dated September 3, 2004 in order to facilitate the issuance of equity securities.

In April 2005, we obtained a $273 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

On July 29, 2005, we entered into a $458.0 million conditional loan commitment to refinance our Gas Company Tower and 808 South Olive garage properties in August 2006 with a new $458.0 million, ten-year, fixed-rate, interest-only mortgage loan at 5.35% including the estimated cost of the forward commitment.

After the Gas Company Tower and 777 Tower refinancings and the expected repayment of the Term Loan with net proceeds of these financings and planned asset sales or joint ventures, we expect our floating-rate debt to comprise less than ten percent of our total consolidated debt.

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

Since our IPO, we have paid quarterly dividends on our common stock and Units at a rate of $0.40 per common share and Unit, equivalent to an annual rate of $1.60 per common share and common Unit. Since January 23, 2004, we have paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of preferred stock.

Indebtedness

As of June 30, 2005, we had approximately $3.38 billion of outstanding consolidated debt, including debt related to assets held for sale. This indebtedness was comprised of mortgages secured by twenty properties (the US Bank Tower, Gas Company, Wells Fargo - Los Angeles and KPMG Towers, 808 South Olive Garage, One California Plaza, Park Place I, Park Place II (two mortgages), Washington Mutual Irvine Campus, Lantana Media Campus, Wells Fargo Center - Denver, Pacific Arts Plaza, 777 Tower, Regents Square I and II, Wateridge Plaza, Mission City Corporate Center, Glendale Center, San Diego Tech Center, 801 North Brand and 700 North Central), three mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Garage and Gas Company Tower and Wateridge Plaza, and a term loan guaranteed by Maguire Properties Holdings I, LLC and secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett, the undeveloped land parcel at Washington Mutual Irvine Campus and Pacific Arts West. The weighted average interest rate on this indebtedness as of June 30, 2005 was 5.07% (based on the 30-day LIBOR rate at June 30, 2005 of 3.34%). As of June 30, 2005, our ratio of debt to total market capitalization was approximately 65.6% of our total market capitalization of $5.2 billion (based on a common stock price of $28.34 per share on the New York Stock Exchange on June 30, 2005). Our ratio of debt and preferred stock to total market capitalization was approximately 70.4%. As of June 30, 2005, approximately $861.9 million, or 25.5%, of our total consolidated debt was variable-rate debt. As of June 30, 2005, approximately $2,518.1 million, or 74.5%, of our total consolidated debt was subject to fixed interest rates, all of which, except the $45.2 million Washington Mutual secured loan, are subject to fixed interest rates for a minimum of four years. Total market capitalization as of June 30, 2005 includes the book value of our consolidated debt, the liquidation value of 10,000,000 shares of preferred stock and the market value of 44,153,642 shares of our common stock and 9,637,508 Units.

The table below summarizes our debt (including discontinued operations), at June 30, 2005 (in thousands):

Debt Summary:
Fixed rate	$2,518,050
Variable rate	861,880
Total	$3,379,930

Percent of Total Debt:
Fixed rate	74.5%
Variable rate	25.5%
Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	5.08%
Variable rate	4.99%
Effective interest rate	5.06%

The variable-rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at June 30, 2005 had a weighted average term to initial maturity of approximately 6.1 years (approximately 6.3 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of June 30, 2005:

Properties	Interest Rate		Maturity Date		Principal Amount	Annual Debt Service(1)		Balance at Maturity (2)

Term Loan	LIBOR + 1.75%		03/15/10		$415,000	$21,417		$415,000
Wells Fargo Center (CO) Mortgage	5.26%		04/06/15		276,000	14,719		276,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12		270,000	14,098		270,000
US Bank Tower Mortgage	4.66%		07/01/13		260,000	12,284		260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage (3)	LIBOR + 0.824%	(4)	07/06/07	(5)	230,000	9,710		230,000
Senior Mezzanine (3)	LIBOR + 3.750%	(6)	07/07/08	(7)	30,000	2,157		30,000
Junior Mezzanine (3)	LIBOR + 6.625%	(4) (8)	07/06/07	(5)	20,000	2,021		20,000
Wells Fargo Tower (CA) Mortgage	4.68%	(9)	07/01/10		250,000	11,863	(10)	234,276
KPMG Tower Mortgage	5.14%		11/01/11		210,000	10,794	(11)	204,071
Park Place I Mortgage	5.64%		11/01/14		170,000	9,588	(12)	157,473
One California Plaza Mortgage	4.73%		12/01/10		146,250	7,014	(13)	137,346
777 Tower Mortgage (14)	4.81%		10/10/09		115,000	5,608		115,000
777 Tower Mortgage (14)	LIBOR + 0.90%		10/10/09		40,000	1,720		40,000
San Diego Tech Center Mortgage	5.70%		04/11/15		133,000	7,686		133,000
Washington Mutual Mortgage	5.066%		12/11/11		106,000	5,445		106,000
Regents Square I & II Mortgage	5.13%		04/01/12		103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12		100,000	5,465		100,000
Lantana Mortgage	4.935%		01/06/10		98,000	4,903		98,000
Wateridge Plaza Mortgage	LIBOR + 1.75%	(15)	04/11/07		57,880	2,987		57,880
Wateridge Plaza Mezzanine	LIBOR + 1.75%	(15)	04/11/07		5,000	258		5,000
Mission City Corporate Center Mortgage	5.09%		04/01/12		52,000	2,684		52,000
Park Place II Mortgage	LIBOR + 1.75%		01/22/06		44,000	2,271		44,000
Credit Facility	LIBOR + 1.75%		03/15/09		20,000	1,032		20,000
					3,151,730	161,112		3,108,646

Washington Mutual Secured Loan (16)	2.82%		12/13/05		45,200	1,275		45,200
Total Debt - Continuing Operations:					3,196,930	162,387		3,153,846

Discontinued Operations
Glendale Center Mortgage	5.727%		11/01/13		80,000	4,645		80,000
801 North Brand Mortgage	5.73%		4/6/2015		75,540	4,389		75,540
700 North Central Mortgage	5.73%		4/6/2015		27,460	1,595		27,460
Total Debt - Discontinued Operations					183,000	10,629		183,000

Total Consolidated Debt including Debt Related to Discontinued Operations					$3,379,930	$173,016		$3,336,846

_______
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at June 30, 2005, which was 3.34%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

(3)
On July 29, 2005, we obtained a $458.0 million conditional loan commitment to refinance the Gas Company Tower and 808 South Olive garage debt in August 2006 at an effective interest rate of 5.35%, including the cost of the forward commitment.

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

(14)
In April 2005, we obtained a $273 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

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

Capital Commitments

During the third quarter we expect to begin construction at Park Place on a 575,000 square foot office building and two parking garages with a parking capacity of approximately 5,000 vehicles. Completion is targeted for the first quarter of 2007 for the office building and the fourth quarter of 2006 for the parking garages. The total cost of the development is currently estimated to be approximately $240.0 million. We have incurred $6.2 million of predevelopment costs and project that we will spend approximately $20.0 million (expected to be funded through a construction loan) of the remaining $233.8 million of the budgeted development costs during the remainder of 2005. During the three months ended June 30, 2005, two significant leases were signed and as a result, the project is approximately 47% leased.

Contractual Obligations

The following table provides information with respect to our contractual obligations at June 30, 2005, including the maturities and scheduled principal repayments of our secured debt and interest on our fixed-rate debt, and provides information about the minimum commitments due in connection with our ground lease obligations. The table does not reflect available debt extension options (in thousands):

Obligation	Through Remainder of 2005	2006	2007		2008		2009		Thereafter	Total

Long term debt	$45,200	$45,513	$316,947	(1),(2)	$36,807	(3),(4)	$162,436	(5)	$2,570,027	$3,176,930
Long term debt - discontinued operations	—	—	—		—		—		183,000	183,000
Secured line of credit	—	—	—		—		20,000		—	20,000
Interest payments-fixed- rate debt (6)	59,518	117,480	117,338		117,347		115,350		318,532	845,565
Interest payments-fixed- rate debt-discontinued operations (6)	5,327	10,625	10,625		10,655		10,625		49,948	97,805
Capital leases payable (7)	1,162	2,282	2,199		1,951		811		506	8,911
Operating lease obligations (8)	751	1,506	353		—		—		—	2,610
Ground leases	958	1,915	1,915		1,915		1,915		138,108	146,726
Total	$112,916	$179,321	$449,377		$168,675		$311,137		$3,260,121	$4,481,547
__________
(1)	A one-year extension option available for $250,000.

(2)	We have obtained a commitment to refinance $250,000 of this debt in August 2006.

(3)	Maturity accelerated to 2007 for $30,000 if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.

(4)	We have obtained a commitment to refinance $30,000 of this debt in August 2006.

(5)	We have obtained a commitment to refinance $155,000 of this debt in October 2006.

(6)
As of June 30, 2005, 74.5% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 25.5% of our debt bears interest at variable rates and the variable-rate payments are based on LIBOR plus a spread that ranges from 0.824% to 6.625%. The interest payments on the variable-rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable-rate debt as we cannot predict what LIBOR rates will be in the future. As of June 30, 2005, the one-month LIBOR was 3.34%.

(7)	Includes interest and principal payments.

(8)	Includes operating lease obligations for Austin Research Park and One Renaissance Square. See Note 10 in the Notes to Consolidated Financial Statements for more information.

Our credit facility, Term Loan and certain other secured debt agreements contain covenants and restrictions requiring our company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable.

Off Balance Sheet Items

We had no off balance sheet items as of June 30, 2005. We own 100% of our office, hotel and parking garage properties subject only to certain ground and airspace leases.

Comparison of Cash Flows for Six Months Ended June 30, 2005 and Six Months Ended June 30, 2004

Net cash provided by operating activities increased $27.0 million. The increase was primarily due to positive net operating cash flow from the properties acquired during the latter half of 2004, the CWP portfolio acquired in March 2005 and the San Diego Tech Center acquired in April 2005.

Net cash used in investing activities increased $1.4 billion primarily due to the acquisitions of the CWP portfolio on March 15, 2005, San Diego Tech Center on April 6, 2005 and the World Trade Center Garage on May 31, 2005. During the six months ended June 30, 2004, we acquired Park Place for approximately $260.0 million (including debt assumed of $164.0 million). Cash used to fund restricted cash accounts increased $57.8 million primarily due to escrow accounts required under the mortgage loans obtained in connection with acquisitions in the second half of 2004 and the first half of 2005. In addition, the company paid $6.7 million more in the current period for real estate improvements and paid predevelopment costs at Park Place of $4.0 million. Such increases were partially offset by $78.2 million in net proceeds from the sales of Austin Research Park I and II and One Renaissance Square and a $10.0 million decrease in cash paid for deposits for real estate during the six months ended June 30, 2005.

Net cash provided by financing activities increased $1.3 billion. The increase was primarily due to $1.78 billion in new mortgage, term and other borrowings incurred to finance the acquisitions of the CWP portfolio in March 2005, San Diego Tech Center in April 2005 and the World Trade Center garage in May 2005. We also refinanced $100.0 million of property level debt at Park Place II. In connection with these borrowings, we incurred $14.4 million in debt issuance costs. These increases were partially offset by the repayment of the $42.0 million debt secured by Austin Research Park I and II and the $35.0 million pay down of the Term Loan with the net proceed from the sales of Austin Research Park I and II and One Renaissance Square. There was no new borrowing activity in the six months ended June 30, 2004. However, we sold $250.0 million of our preferred stock in January 2004 with no comparable activity in the current period.

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

As of June 30, 2005, we had outstanding approximately $3,379.9 million in consolidated debt of which approximately $861.9 million, or 25.5%, was variable-rate debt. On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in October 2006 in connection with the anticipated $273.0 million refinancing of 777 Tower at a fixed rate of 5.84%. The notional amount of the swap is $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.895%. On July 29, 2005, we entered into a $458.0 million forward-starting conditional interest rate commitment to refinance our Gas Company Tower and World Trade Center garage properties in August 2006 with a new $458.0 million, ten-year, fixed-rate, interest-only mortgage loan at 5.35%, including the estimated cost of the forward commitment.

To determine the fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At June 30, 2005 the fair value of the fixed-rate debt is estimated to be $2,542.0 million, compared to its carrying value of $2,518.1 million.

If interest rates were to increase by 10%, or 50 basis points, the increase in interest expense on our $861.9 million in variable-rate debt would decrease future annual earnings and cash flows by approximately $4.3 million. A 50 basis points increase in interest rates would decrease the fair value of our $2,518.1 million principal amount of fixed-rate debt by $73.5 million and the fair value of our forward-starting interest rate swap agreement would increase by $7.6 million. If interest rates were to decrease by 10%, or 50 basis points, the decrease in interest expense on our $861.9 million in variable-rate debt would increase our future annual earnings and cash flows by approximately $4.3 million and would increase the fair value of our $2,518.1 million principal amount of fixed-rate debt by approximately $76.3 million and the fair value of our forward-starting interest rate swap agreement would decrease by $7.9 million.

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

The table below lists our principal derivative instruments and their fair values as of June 30, 2005 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Forward starting interest rate swap	$261,900	4.90%	10/10/2006	10/10/2013	$(8,695)
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	3
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	-
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	(3)
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	559
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(559)
Interest rate cap	57,880	4.75%	3/14/2005	4/9/2007	57
Interest rate cap	5,000	4.75%	3/14/2005	4/9/2007	5
Interest rate cap	37,000	4.90%	3/14/2005	4/9/2007	28
Interest rate cap	5,000	4.90%	3/14/2005	4/9/2007	4
Total					$(8,601)

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in our company’s internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. Our company may make changes in its internal control processes from time to time in the future.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tax Litigation Matter

We are Petitioner in a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that two of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS has asserted that these costs should be treated as non-depreciable costs associated with the land. The United States Tax Court has issued a “memorandum findings of fact and opinion.” The Court held that in each case the payment made to the Community Redevelopment Agency represented both a payment for a “variation” to build each building and a payment comparable to “zoning” change. The amount allocated to the “variation” is depreciated as a cost of developing each project. The amount allocated to the zoning change is a cost allocable to the land and is not subject depreciation. Based on the result, we will have less annual tax depreciation by an amount that is not material to our financial condition or results of operations. We have filed a Motion for Reconsideration. As of June 30, 2005 a decision has not been entered by the Court with respect to the Motion for Reconsideration.

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

At our company’s annual meeting of its stockholders on June 7, 2005, stockholders elected Robert F. Maguire III (40,097,402 votes for and 631,220 votes withheld), Caroline S. McBride (40,609,916 votes for and 118,706 votes withheld), Richard I. Gilchrist (40,618,127 votes for and 110,495 votes withheld), Andrea L. Van de Kamp (40,608,969 votes for and 119,653 votes withheld), Lawrence S. Kaplan (40,611,569 votes for and 117,053 votes withheld), and Walter L. Weisman (40,609,016 votes for and 119,606 votes withheld) as directors of our company for terms expiring in 2006. Stockholders also ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2005 (40,666,507 votes for, 27,932 against and 34,183 abstained).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Indemnification Agreement dated as of July 15, 2005 by and between Maguire Properties, Inc. and Ted J. Bischak.

31.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 9, 2005

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Co-Chief Executive Officer

By:	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Co-Chief Executive Officer and President

By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)