Form 10-Q
period 2005-11-09
MAGUIRE PROPERTIES INC
filed 2005-11-09
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

Commission file number 1-31717

MAGUIRE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

333 South Grand Avenue, Suite 400	90071
Los Angeles, CA

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (213) 626-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common Stock, $.01 par value per share	44,166,190

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Investments in real estate:
Land	$411,630	$255,886
Acquired ground lease	30,425	30,425
Buildings and improvements	2,985,341	1,820,347
Land held for development and disposition	221,551	126,519
Tenant improvements	237,131	173,569
Furniture, fixtures and equipment	15,450	12,997
	3,901,528	2,419,743
Less: accumulated depreciation and amortization	(277,952)	(199,078)
	3,623,576	2,220,665

Cash and cash equivalents	30,847	64,495
Restricted cash	125,021	71,123
Rents and other receivables	11,507	8,038
Deferred rents	34,743	24,734
Due from affiliates	2,476	3,913
Deferred leasing costs and value of in-place leases, net	229,415	152,528
Deferred loan costs, net	23,929	15,826
Acquired above market leases, net	44,553	37,207
Other assets	18,500	5,365
Total assets	$4,144,567	$2,603,894

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$3,249,201	$1,550,250
Other secured loans	141,200	255,200
Accounts payable and other liabilities	111,804	77,330
Dividends and distributions payable	24,699	24,692
Capital leases payable	7,940	5,408
Acquired lease obligations, net	104,749	81,449
Total liabilities	3,639,593	1,994,329

Minority interests	47,329	72,198

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
44,166,190 and 43,258,489 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	442	433
Additional paid-in capital	658,780	653,099
Unearned and accrued stock compensation, net	(3,117)	(5,184)
Accumulated deficit and dividends	(202,658)	(119,033)
Accumulated other comprehensive income, net	4,098	7,952
Total stockholders' equity	457,645	537,367
Total liabilities, minority interests and stockholders' equity	$4,144,567	$2,603,894

See accompanying notes to the consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	September 30, 2005	September 30, 2004

Revenues:
Rental	$80,396	$49,734
Tenant reimbursements	28,569	20,757
Hotel operations	5,832	4,156
Parking	12,003	8,783
Management, leasing and development
services to affiliates	1,147	268
Interest and other	862	432
Total revenues	128,809	84,130

Expenses:
Rental property operating and maintenance	28,069	18,766
Hotel operating and maintenance	3,827	3,319
Real estate taxes	10,702	6,661
Parking	2,971	2,387
General and administrative and other	4,356	4,021
Ground lease	666	666
Depreciation and amortization	49,123	22,728
Interest	43,982	16,180
Total expenses	143,696	74,728

(Loss) income before minority interests	(14,887)	9,402
Minority interests	3,520	(940)
Net (loss) income	(11,367)	8,462

Preferred stock dividends	(4,766)	(4,766)
Net (loss) income available to common shareholders	$(16,133)	$3,696

Basic and diluted (loss) income per share
available to common shareholders	$(0.37)	$0.09

Weighted-average common shares outstanding:
Basic	43,901,117	42,514,303

Diluted	43,901,117	42,688,838

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Nine Months Ended
	September 30, 2005	September 30, 2004

Revenues:
Rental	$218,356	$135,860
Tenant reimbursements	78,903	59,410
Hotel operations	17,510	14,640
Parking	33,060	24,750
Management, leasing and development
services to affiliates	2,409	1,921
Interest and other	2,715	1,799
Total revenues	352,953	238,380

Expenses:
Rental property operating and maintenance	73,317	51,273
Hotel operating and maintenance	11,492	10,604
Real estate taxes	30,022	17,513
Parking	8,758	6,690
General and administrative and other	15,307	13,194
Ground lease	1,998	1,991
Depreciation and amortization	120,803	60,853
Interest	112,726	45,602
Loss from early extinguishment of debt	1,650	-
Total expenses	376,073	207,720
(Loss) income from continuing operations before
minority interests	(23,120)	30,660
Minority interests attributable to continuing operations	6,931	(3,583)
(Loss) income from continuing operations	(16,189)	27,077

Loss from discontinued operations before minority interests	(375)	-
Minority interests attributable to discontinued operations	71	-
Loss from discontinued operations	(304)	-

Net (loss) income	(16,493)	27,077

Preferred stock dividends	(14,298)	(13,133)
Net (loss) income available to common shareholders	$(30,791)	$13,944

Basic and diluted (loss) income per share from continuing operations
available to common shareholders	$(0.70)	$0.33

Basic and diluted (loss) income per share available to common shareholders	$(0.71)	$0.33

Weighted-average common shares outstanding:
Basic	43,327,471	42,393,267

Diluted	43,327,471	42,564,225

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30, 2005	September 30, 2004

Net (loss) income	$(16,493)	$27,077

Other comprehensive (loss) income:
(Decrease) increase in fair value of interest rate swaps	(2,036)	3,522
Amortization of unrealized gains on sale of interest rate swaps agreements	(2,859)	(920)
Minority interests	923	(532)
Comprehensive net (loss) income	$(20,465)	$29,147

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net (loss) income:	$(16,493)	$27,077
Adjustments to reconcile net (loss) income to net cash
provided by operating activities (including
discontinued operations):
Minority interests	(7,002)	3,583
Depreciation and amortization	120,803	60,853
Revenue recognized related to acquired lease
obligations, net of acquired above market leases	(5,383)	(1,816)
Compensation expense for equity-based awards	2,577	1,325
Loss on extinguishment of debt, including amounts
for discontinued operations	2,322	-
Amortization of deferred loan costs	3,789	3,059
Change in fair value of interest rate caps	193	-
Amortization of deferred gain from sale of interest rate swaps	(2,859)	(920)
Changes in assets and liabilities:
Rents and other receivables	(3,469)	(1,726)
Due from affiliates	1,437	(1,203)
Deferred rents	(10,300)	(7,214)
Deferred leasing costs	(14,372)	(17,355)
Other assets	(4,185)	(3,652)
Accounts payable and other liabilities	23,224	16,992
Net cash provided by operating
activities	90,282	79,003

Cash flows from investing activities:
Expenditures for improvements to real estate	(24,347)	(19,219)
Expenditures for pre-development costs	(10,878)	-
Acquisitions of real estate	(1,547,879)	(315,169)
Proceeds from sales of real estate	78,229	-
Deposit received for sale of land	1,000	5,000
Change in restricted cash	(53,898)	(2,623)
Net cash used in investing activities	(1,557,773)	(332,011)

Cash flows from financing activities:
Proceeds from equity offering - preferred stock	-	250,000
Payment of offering costs - preferred stock	-	(8,961)
Payment of loan costs	(14,688)	(673)
Proceeds from mortgage loans	1,246,080	-
Proceeds from term loan	450,000	-
Proceeds from other secured loans	10,000	140,000
Borrowings on revolving credit facility	81,000	-
Principal payments on mortgage loans	(47,000)	-
Principal payments on term loan	(35,000)	-
Principal payments on other secured loans	(101,000)	-
Repayments on revolving credit facility	(70,000)	-
Payment of refinancing deposits	(9,234)	(2,150)
Other financing activities	3,767	-
Principal payments on capital leases	(1,235)	(837)
Proceeds from sale of interest rate swaps	-	9,970
Payment of dividends to preferred stockholders	(14,298)	(9,955)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(64,549)	(64,431)
Net cash provided by financing activities	1,433,843	312,963
Net (decrease) increase in cash and cash equivalents	(33,648)	59,955
Cash and cash equivalents at beginning of period	64,495	43,735
Cash and cash equivalents at end of period	$30,847	$103,690

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30, 2005	September 30, 2004

Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$110,365	$39,566

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$16,701	$2,103
Accrual for offering costs and reclassification of previously
accrued offering costs to stockholders' equity	-	508
Accrual for dividends and distributions declared	24,699	24,692
Assumption of mortgage and other secured loans	155,000	164,000
Buyer assumption of mortgage loans secured by property sold	103,600	-
Increase (decrease) in fair value of interest rate swaps	(2,036)	3,522
Other secured loans converted to mortgage loans	44,000	-
Mortgage loans converted to other secured loans	10,000	-
Operating partnership units converted to common stock	4,394	2,735

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

The terms “Maguire Properties,”“us,”“we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”) of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”) and Maguire Properties Services, Inc. (“MP Services”) and their subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado consisting primarily of office properties, land, related parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

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

  Our operations are carried on primarily through our Operating Partnership and its wholly owned subsidiaries, including our Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership (“Units”). Our Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of September 30, 2005, we held 82.1% of the common Units of our Operating Partnership.

  Through our Operating Partnership, we own a portfolio consisting of 22 office and retail projects (69 buildings), a 350-room hotel, off-site parking garages totaling 5,970 spaces and on-site structured and surface parking totaling 26,549 spaces. We also own undeveloped land that we believe can support up to 11.8 million square feet of office, retail, structured parking and residential uses. In addition, we manage an office, hotel and retail property located in the Dallas/Ft. Worth, Texas area, a housing complex and a parking garage in the Los Angeles Central Business District (“LACBD”), and buildings in West Los Angeles, California, Pasadena, California and Santa Monica, California owned by Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, for which we earn customary fees. The management agreements between us and the entities that own these properties will terminate if and when Mr. Maguire no longer owns an interest in these properties or is no longer bound by his non-competition agreement with us.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2005, the majority of our existing portfolio is located in nine Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own a property in Denver, Colorado. Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower - Los Angeles, 777 Tower and One California Plaza - and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center. In the downtown submarket of Denver, we own Wells Fargo Center.

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings and improvements on the consolidated balance sheets as the historical cost of the property. As of September 30, 2005, we have incurred $14.7 million of pre-development costs. Interest capitalized for the three months ended September 30, 2005 and September 30, 2004 was $1,113,000 and $0, respectively. Interest capitalized for the nine months ended September 30, 2005 and September 30, 2004 was $2,209,000 and $0, respectively.

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

Prior to the adoption of FAS 123(R), we applied APB 25 to account for our stock-based awards. Under APB 25, we generally only recorded stock-based compensation expense for restricted stock, which amounted to $0.5 million and $1.3 million in the three and nine months ended September 30, 2004, respectively. Under the provisions of APB 25, we were not required to recognize compensation expense for stock options. Beginning in the second quarter of 2005, with the adoption of FAS 123(R), we recorded stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the three and nine months ended September 30, 2005 were $1.0 million and $2.6 million, respectively.

The following table illustrates the effect on net (loss) income available to common shareholders and (loss) earnings per share if we had recorded compensation expense based on the fair value method for all Equity Classified Awards for the three and nine months ended September 30, 2004 The amounts for the three and nine months ended September 30, 2005 are included in the table below only to provide detail

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for a comparative presentation to the three and nine months ended September 30, 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Reported net (loss) income available to common shareholders	$(16,133)	$3,696	$(30,791)	$13,944
Add: Total stock-based employee compensation expense included in reported net (loss) income, net of minority interests	792	405	2,093	1,054
Less: Total stock-based employee compensation expense determined under the fair value method, net of minority interests	(792)	(454)	(2,093)	(1,188)
Pro forma net (loss) income available to common shareholders	$(16,133)	$3,647	$(30,791)	$13,810
Earnings per share from continuing operations available to common shareholders:
Basic and dilutive - as reported	$(0.37)	$0.09	$(0.71)	$0.33
Basic - pro forma	$(0.37)	$0.09	$(0.71)	$0.33
Dilutive - pro forma	$(0.37)	$0.09	$(0.71)	$0.32

The fair market value of each stock option granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model with the following weighted-average assumptions for grants in 2005 and 2004.

Assumption Price	2005	2004

Dividend yield	5.7%	6.5%
Expected life of option	36 months	36 months
Contractual term of option	10 years	10 years
Risk-free interest rate	3.94%	4.60%
Expected stock price volatility	17.24%	29.34%
Number of steps	500	500
Fair value of options (per share) on grant date	$3.34	$4.18

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Related Party Transactions

We have receivables due from entities controlled by Mr. Maguire in the amount of $2.5 million and $3.9 million as of September 30, 2005 and December 31, 2004, respectively. These receivables are for

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

management fees, development fees, leasing commissions and other operating expense reimbursements and were current as of September 30, 2005.

3. (Loss) Earnings per Share

(Loss) earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

(Loss) income from continuing operations	$(11,367)	$8,462	$(16,189)	$27,077
Preferred dividends	(4,766)	(4,766)	(14,298)	(13,133)
(Loss) income from continuing operations available to common shareholders	(16,133)	3,696	(30,487)	13,944
Loss from discontinued operations	-	-	(304)	-
Net (loss) income available to common shareholders	$(16,133)	$3,696	$(30,791)	$13,944

Weighted average common shares outstanding - basic	43,901,117	42,514,303	43,327,471	42,393,267

Potentially dilutive securities (1):
Stock options	-	113,745	-	111,660
Restricted stock	-	60,790	-	59,298
Weighted average common shares outstanding - diluted	43,901,117	42,688,838	43,327,471	42,564,225

(Loss) earnings per share - basic:
(Loss) income per share from continuing operations available to common shareholders	$(0.37)	$0.09	$(0.70)	$0.33
Loss per share from discontinued operations	-	-	(0.01)	-
Net (loss) income per share available to common shareholders	$(0.37)	$0.09	$(0.71)	$0.33

(Loss) earnings per share - diluted:
(Loss) income per share from continuing operations available to common shareholders	$(0.37)	$0.09	$(0.70)	$0.33
Loss per share from discontinued operations	-	-	(0.01)	-
Net loss (income) per share available to common shareholders	$(0.37)	$0.09	$(0.71)	$0.33

___________
(1)
For the three and nine months ended September 30, 2005, the effect of the assumed exercise of 570,000 potentially dilutive outstanding stock options and the effect of 272,048 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by our company, which, at September 30, 2005 and December 31, 2004 amounted to 17.9% and 19.5%, respectively. In conjunction with the formation of our company, Mr. Maguire and entities controlled by him and certain other persons and entities contributing ownership interests in the Predecessor properties to our Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the nine months ended September 30, 2005, our Operating Partnership redeemed a total of 890,526 Units upon instruction

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

from limited partners for an equivalent number of shares. Neither the company nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners.

5. Debt

A summary of our outstanding consolidated indebtedness as of September 30, 2005 is as follows:

	Maturity				Principal Outstanding
	Date		Interest Rate		September 30, 2005	December 31, 2004

Term Loan	03/15/10		LIBOR + 1.75%		$415,000	$-
US Bank Tower Mortgage	07/01/13		4.66%		260,000	260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage (1)	07/06/07	(2)	LIBOR + 0.824%	(3)	230,000	230,000
Senior Mezzanine (1)	07/07/08	(4)	LIBOR + 3.750%	(5)	30,000	30,000
Junior Mezzanine (1)	07/06/07	(2)	LIBOR + 6.625%	(6)	20,000	20,000
Wells Fargo Tower (CA) Mortgage	07/01/10		4.68%	(7)	250,000	250,000
KPMG Tower Mortgage	11/01/11		5.14%		210,000	210,000
Park Place I Mortgage	11/01/14		5.64%		170,000	170,000
One California Plaza Mortgage	12/01/10		4.73%		146,250	146,250
Park Place II Mortgage (8)	01/22/06		LIBOR + 1.75%		44,000	140,000
Washington Mutual Mortgage	12/11/11		5.07%		106,000	106,000
Lantana Mortgage	01/06/10		4.94%		98,000	98,000
Glendale Center Mortgage	11/01/13		5.727%		80,000	80,000
Wells Fargo Center (CO) Mortgage	04/06/15		5.26%		276,000	-
Pacific Arts Plaza Mortgage	04/01/12		5.15%		270,000	-
777 Tower Mortgage (9), (10)	10/10/09		4.81%		114,471	-
777 Tower Mortgage (9)	10/10/09		LIBOR + 0.90%		40,000	-
San Diego Tech Center Mortgage	04/11/15		5.70%		133,000	-
Regents Square I & II Mortgage	04/01/12		5.13%		103,600	-
Park Place II Mortgage	03/12/12		5.39%		100,000	-
801 North Brand Mortgage	04/06/15		5.73%		75,540	-
Wateridge Plaza Mortgage	04/11/07		LIBOR + 1.75%	(11), (12)	47,880	-
Wateridge Plaza Mezzanine	04/11/07		LIBOR + 1.75%	(11), (12)	15,000	-
Mission City Corporate Center Mortgage	04/01/12		5.09%		52,000	-
Revolving Credit Facility	06/27/06	(13)	LIBOR + 2.13%		-	20,000
Revolving Credit Facility	03/15/09	(13)	LIBOR + 1.75%		31,000	-
700 North Central Mortgage	04/06/15		5.73%		27,460	-
					3,345,201	1,760,250

Washington Mutual Secured Loan (14)	12/13/05		2.82%		45,200	45,200
Total Consolidated Debt					$3,390,401	$1,805,450
___________
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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(9)
On May 2, 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(10)	Net of loan discount of $0.5 million as of September 30, 2005.

(11)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(12)	On September 27, 2005, $10.0 million of mortgage debt was reclassified as mezzanine debt. There was no effect on the overall balance and interest rates.

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

As of September 30, 2005, of our total secured debt of $3,390.4 million, $490.0 million may be prepaid with no penalty, $1,645.6 million may be defeased after various lockout periods (as defined in the underlying loan agreements), $1,209.6 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements) and $45.2 million may not be prepaid or defeased.

In connection with financing the CommonWealth Properties (“CWP”) Portfolio acquisition, we obtained approximately $1,032.2 million in fixed-rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million 777 Tower fixed-rate mortgage), $104.9 million in variable-rate mortgage debt at LIBOR plus 2.0% to 2.25% and assumed the $40.0 million 777 Tower variable-rate mortgage at LIBOR plus 0.90%. To fund a portion of the CWP Portfolio acquisition, Maguire Properties Holdings I, LLC, a wholly owned subsidiary of the Operating Partnership, completed a $450.0 million, five-year financing (the “Term Loan”) with Credit Suisse First Boston (“CSFB”). The Term Loan has a variable interest rate of LIBOR plus 1.75% and requires quarterly principal payments of $1.125 million, the first of which was due June 30, 2005 and extends through December 31, 2009, with the remaining outstanding principal balance due at maturity on March 15, 2010. The Term Loan is guaranteed by the Operating Partnership.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Also in connection with the issuance of the Term Loan, CSFB originated a new $100.0 million secured revolving credit facility, which replaced our prior $100.0 million revolving credit facility. Our new revolving credit facility currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The new revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and new revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West (an affiliate of Pacific Arts Plaza) properties, the undeveloped land parcel at Washington Mutual Irvine Campus and pledges of equity interest in substantially all property owning subsidiaries of our Operating Partnership. As of September 30, 2005, we had outstanding borrowings of $31.0 million on our new revolving credit facility.

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

As a result of the dispositions of One Renaissance Square and Austin Research Park I and II, described in Note 10, we repaid the $42.0 million debt secured by Austin Research Park I and II and the $103.6 million debt secured by One Renaissance Square was assumed by the buyer. We used the net proceeds from the dispositions to pay down $35.0 million of our Term Loan. These early repayments have prefunded the remaining quarterly principal payments required under our Term Loan through maturity. We wrote off approximately $1.1 million in unamortized deferred loan costs, $0.7 million of which is included in loss from discontinued operations in the accompanying consolidated statements of operations.

  The terms of our secured revolving credit facility and Term Loan include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. At September 30, 2005, we were in compliance with all such covenants.

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor. As of September 30, 2005, $591.8 million of our debt is subject to such guarantees.

6. Discontinued Operations

In March 2005, we classified Glendale Center, 700 North Central, 801 North Brand, One Renaissance Square and Austin Research Park I and II as “held for sale,” upon our decision to market these properties for sale. As of September 30, 2005, we have sold One Renaissance Square and Austin Park I and II. In July 2005, we made the decision not to market the Glendale properties for sale and reclassified them out of discontinued operations to continuing operations and made a cumulative depreciation adjustment for the year in the third quarter. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” One Renaissance Square and Austin Research Park I and II are included in discontinued operations from March 15, 2005, the date these properties were acquired as part of the CWP portfolio acquisition. Austin Research Park I and II and One Renaissance Square were sold on June 16, 2005 and June 29, 2005, respectively. No gain or loss on the sale of these properties is included in income from discontinued operations since the amount of the CWP portfolio purchase price allocated to these properties was equal to the sales value.

The following table summarizes the income and expense components that comprise income from discontinued operations for the nine months ended September 30, 2005 and 2004 (in thousands). There were no discontinued operations for the three months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004

Revenue:
Rental	$3,952	$-
Tenant reimbursements	571	-
Parking	116	-
Other	17	-
Total revenues	4,656	-

Expenses:
Rental property operating and maintenance	1,316	-
Real estate taxes	486	-
Parking	108	-
Interest	2,449	-
Loss on extinguishment of debt	672	-
Total expenses	5,031	-

Loss from discontinued operations before minority interests	(375)	-
Minority interests attributable to discontinued operations	71	-
Loss from discontinued operations	$(304)	$-

Interest expense allocated to discontinued operations relates to interest on mortgage loans secured by One Renaissance Square and Austin Research Park I and II. No interest expense associated with our Term Loan or revolving line of credit was allocated to discontinued operations.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Incentive Award Plan

We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards to our employees, directors and consultants, the Operating Partnership and MP Services (and their respective subsidiaries). We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock were issued upon consummation of our IPO. The holders of these shares have full voting rights and will receive any dividends paid. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of our IPO while 263,158 shares vest equally over five years (approximately 52,632 per year) and 52,632 vest equally over three years (17,544 per year) on the anniversary date of our IPO. On June 27, 2004, the first anniversary of our IPO, we issued 141,414 shares of restricted stock. Of these 141,414 shares of restricted stock, 28,283 were fully vested upon issuance and 113,131 vests equally over four years (28,283 per year) on the anniversary date of our IPO. The holders of these shares have full voting rights and will receive any dividends paid.

On March 31, 2005, we granted 9,218 shares of restricted stock at $23.88 (the price of one share of our common stock on the New York Stock Exchange as of March 31, 2005) to employees (excluding certain members of senior management) representing a one time grant under our Incentive Award Plan, that vest in four quarterly installments on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. Between March 31, 2005 and July 1, 2005, we granted 10,575 shares of restricted stock at a range from $23.88 to $28.34 to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2005, 2006 and 2007.

Between March 31, 2005 and July 1, 2005, we granted 10,410 shares of restricted stock at a range from $23.88 to $28.34 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan, which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days. As of September 30, 2005, 9,768 shares of restricted stock have vested.

Effective April 1, 2005, our board of directors adopted a five-year compensation program for senior management. The program, which measures our performance over a 60-month period (unless full vesting of the program occurs earlier) commencing April 1, 2005, provides for awards to be earned if we attain certain performance measures based on annualized total shareholder returns on an absolute and relative basis.

The amount payable for the absolute component of the senior management awards is based upon the amount by which the annualized total shareholder return over the period exceeds 9%. The amount payable for the relative component requires us to obtain an annualized total shareholder return that is above the greater of our annualized total stock return over 9% or the NAREIT office index during the same period. Management is to receive a total award in an amount between 2.5% and 10% of the excess return over a base of $23.91 per share.

The awards are to be paid in common stock, or at our option, in cash; however it is our intent to settle with stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of the awards exceed $50.0 million. We are accounting for the awards as equity classified awards under FAS 123(R). The aggregate fair value of the awards at the date of the grant was approximately $7.0 million, which we are recording as compensation expense, on a straight-line basis,

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

over the derived requisite service period of five years. For the three months ended September 30, 2005, the compensation expense related to the cost of the senior management compensation program was $313,000.

A summary of our restricted stock as of September 30, 2005 is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock at January 1, 2005	358,745	$20.81
Granted	29,816	23.97
Vested	(115,633)	21.13
Forfeited	(880)	23.88
Unvested restricted stock at September 30, 2005	272,048	$21.02

Upon consummation of our IPO, we granted options to certain officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share. 500,000 of these options vest on the third anniversary of our IPO. The remaining 30,000 options vest in three equal annual installments on June 27, 2004, 2005, and 2006. On June 3, 2004 and June 7, 2005, we granted our independent directors options to purchase an aggregate of 20,000 shares of common stock at exercise prices of $24.38 and $26.70, respectively, in connection with their reelection to the board, which vest in three equal annual installments from the date of grant.

A summary of our stock options as of September 30, 2005 is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at January 1, 2005	550,000	$19.20
Granted (June 7, 2005)	20,000	26.70
Exercised	-	-
Forfeited	-	-
Options outstanding as of September 30, 2005	570,000	$19.46

Options exercisable as of September 30, 2005	26,667	$20.35

The weighted-average remaining contractual term for the 26,667 exercisable stock options was 8.0 years with a total intrinsic value of $259,000 as of September 30, 2005. The weighted-average remaining contractual term for the 570,000 outstanding stock options was 7.9 years with a total intrinsic value of $6.1 million as of September 30, 2005 and the total compensation cost not yet recognized is approximately $271,000, which will be recognized through June 2008.

8. Derivative Instruments

On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in October 2006 in connection with the $273.0 million refinancing of 777 Tower at a fixed rate of 5.84%. The notional amount of the swap is $261.9

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of September 30, 2005, we have no interest rate swap agreements to fix the current floating interest rate associated with our existing debt. The net amounts received or paid under our swaps were recognized as an adjustment to interest expense when such amounts were incurred or earned. Our objective in using interest rate swap agreements has been to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

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

Included in accumulated other comprehensive income as of September 30, 2005 was the fair value of the forward-starting interest rate swap outstanding, which was approximately $(2.0) million, net of minority interests of $(0.4) million and $7.0 million of deferred gain on the swaps that we sold in July 2004 and October 2003, net of minority interests of $1.3 million. The deferred gains on sale of swaps will be recognized as a reduction of interest expense over the original lives of the swaps as required by SFAS 133.

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

The acquired properties are located in the states of California, Arizona, Colorado and Texas. The portfolio consisted of properties totaling approximately 5.0 million rentable square feet and developable land that management believes can support approximately an additional 1.7 million square feet of office

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

improvements, including incidental retail. The following table details the rentable square feet per property as of September 30, 2005:

Properties	Location	Rentable Area (Square Feet)

801 North Brand	Glendale, CA	280,018
700 North Central	Glendale, CA	143,510
777 Tower	Los Angeles, CA	1,005,865
Pacific Arts Plaza	Costa Mesa, CA	843,708
Wateridge Plaza	San Diego, CA	265,927
Mission City Corporate Center	San Diego, CA	190,747
Regents Square I & II	La Jolla, CA	311,566
One Renaissance Square (1)	Phoenix, AZ	491,623
Wells Fargo Center	Denver, CO	1,201,380
Austin Research Park I & II (2)	Austin, TX	271,882
Subtotal		5,006,226
___________
(1)	Property was sold on June 29, 2005. See Note 10 below for more information.

(2)	Property was sold on June 16, 2005. See Note 10 below for more information.

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

10. Property Dispositions

On June 16, 2005, we sold Austin Research Park I and II, an office project featuring two four-story buildings totaling approximately 272,000 square feet located in Austin, Texas for $55.0 million to Equity Office Properties. In connection with the sale of the property, we entered into a lease with the buyer to lease 22,897 rentable square feet of vacant space at $14.08 per square feet through April 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.0 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of September 30, 2005.

On June 29, 2005, we sold One Renaissance Square, an approximate 492,000 square foot office building located in Phoenix, Arizona for $128.8 million to a subsidiary of Pauls Core Plus Venture, L.P, including the assumption of $103.6 million of outstanding mortgage debt. In connection with the sale, we entered into a lease obligation with the buyer to lease 37,220 rentable square feet of vacant space at

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$25.10 per square feet through March 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.6 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of September 30, 2005.

11. Subsequent Events

On October 26, 2005, we agreed to form a joint venture with Macquarie Office Trust to own, operate and acquire office properties located in Southern California. The new venture, Maguire Macquarie Office, will initially own six office properties located primarily in Southern California. The aggregate gross asset value of the initial portfolio is $1.195 billion and we expect that formation of the joint venture will generate net proceeds to us of approximately $350 million. We will retain a 20% ownership interest in the venture and will be responsible for all day to day operations of the properties. We will receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing. Additionally, we will be entitled to outperformance distributions based on the results of the venture.

The following table details the rentable square feet per property as of September 30, 2005:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	984,363
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
San Diego Tech Center	San Diego, CA	643,596
Wells Fargo Center	Denver, CO	1,201,380
Stadium Gateway*	Anaheim, CA	272,826
	Total	3,843,295
__________
*Stadium Gateway is owned by Macquarie Office Trust.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,”“believe,”“expect,”“intend,”“may,”“might,”“plan,”“estimate,”“project,”“should,”“will,”“result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks associated with joint ventures; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report on Form 10-Q. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2004. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business

District (“LACBD”) and have a significant presence in the John Wayne Airport submarket of Orange County and other major regional submarkets. We are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market. Our office portfolio includes 22 properties located in nine submarkets in Los Angeles County, Orange County and San Diego County and one property in Denver Colorado. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of September 30, 2005, investment grade rated tenants generated 45.7% of the annualized rent of our office portfolio, and nationally recognized professional service firms generated an additional 24.3% of the annualized rent of our office portfolio. The weighted-average remaining lease term of our office portfolio tenants was approximately 5.5 years as of September 30, 2005.

As of September 30, 2005, we own:

•	twenty-two office properties (69 buildings) with approximately 14.7 million net rentable square feet;

•	a 350-room hotel with 266,000 square feet;

•	total on- and off-site structured and surface parking of approximately 10.1 million square feet, which in total accommodates a capacity of more than 32,500 vehicles; and

•	undeveloped land parcels that we believe can support up to 11.8 million net rentable square feet of office, retail, structured parking and residential uses.

Through Maguire Properties Services, Inc. and the Operating Partnership, we also earn customary fees for the management and leasing of:

•	a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth, Texas area (Solana);

•	an 84,000 square foot office building in Santa Monica, California (1733 Ocean Avenue); and

•	a 257,000 square foot office building in Pasadena, California (Western Asset Plaza).

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

Factors Which May Influence Future Results of Operations

As of September 30, 2005, our office portfolio was 91.1% leased to 562 tenants. Approximately 1.0% of our leased square footage expires during the remainder of 2005 and approximately 8.3% of our leased square footage expires during 2006. Our leasing strategy for the remainder of 2005 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates, including 700 North Central (77.1% leased at September 30, 2005), US Bank Tower (83.4% leased at September 30, 2005), 801 North Brand (85.3% leased at September 30, 2005),

Regents Square I and II (85.5% leased at September 30, 2005) and Pacific Arts Plaza (86.2% leased at September 30, 2005).

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

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas. We are optimistic that market conditions will continue to improve during 2005 as evidenced by reduced vacancy rates in 2004 and the first nine months of 2005. However, further improvement is contingent upon continued strong job growth in our markets.

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

We have completed the renovation of guest rooms at the Westin® Pasadena Hotel. The operating performance of the hotel was negatively impacted during the third quarter of 2004 due to out of service rooms and reduced demand caused by the renovation. Beginning in the fourth quarter of 2004 and continuing into the first nine months of 2005, we experienced improvements in overall hotel operating performance as a result of these renovations. The renovation of the public space cost approximately $3.7 million and was completed by the end of October 2005. This is not expected to have a significant adverse impact to the hotel results during the remainder of 2005.

We believe that new real estate investments will have a significant impact on our future results of operations, including the acquisition of CommonWealth’s Fifth Street (“CWP”) portfolio on March 15, 2005. The CWP portfolio consisted of ten Class A office properties (24 buildings) totaling approximately 5.0 million square feet of net rentable office space located in Southern California, Texas, Arizona and Colorado as well as land and development agreements that we believe can support up to 1.7 million square feet of mixed-use improvements. Since our IPO, we have completed the acquisition of approximately $2.8 billion of office, retail and development properties, including the April 6, 2005 acquisition of San Diego Tech Center, a 38-acre office campus including 647,000 square feet and developable land that we believe can support approximately 1.2 million square feet. During June 2005, we sold Austin Research Park I and II and One Renaissance Square for gross sales prices of $55.0 million and $128.8 million (including the assumption of $103.6 million in mortgage debt), respectively. We also intend to sell residential entitled land at Park Place during 2006. The timing of dispositions and the price achieved will impact our ability to return to a leverage level more consistent with our long-term ratio objectives.

Related Party Transactions

We have receivables due from entities controlled by Robert F. Maguire III, our Chairman and Co-Chief Executive Officer, in the amount of $2.5 million and $3.9 million as of September 30, 2005 and December 31, 2004, respectively. These receivables are for management fees, development fees, leasing commissions and other operating expenses reimbursements and were current as of September 30, 2005.

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

Prior to the adoption of FAS 123(R), we applied APB 25 to account for our stock-based awards. Under APB 25, we generally only recorded stock-based compensation expense for restricted stock, which amounted to $0.5 million and $1.3 million in the three and nine months ended September 30, 2004, respectively. Under the provisions of APB 25, we were not required to recognize compensation expense for the cost of stock options. Beginning in the second quarter of 2005, with the adoption of FAS 123(R), we recorded stock-based compensation expense for the cost of stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the three and nine months ended September 30, 2005 were $1.0 million and $2.6 million, respectively.

See Note 2 of Notes to the Consolidated Financial Statements for additional information regarding the adoption of FAS 123(R).

Current Submarket Information

LACBD, California. There have been signs of improvement in market conditions in the LACBD submarket during the past twenty-one months, as demonstrated by decreasing vacancy and increasing rental rates as well as steady tenant interest in our LACBD projects. These trends are expected to continue throughout 2005 and third-party reports show continued positive net absorption and slight increases in rental rates. On September 30, 2005, our LACBD portfolio was 90.0% leased, with approximately 726,500 square feet available for lease. Throughout the remainder of 2005, we will be focused on increasing occupancy in our LACBD properties, primarily re-leasing the 162,827 square foot space vacated by Wells Fargo Bank at the end of March (approximately 113,000 square feet is yet to be released). In addition, we will be focusing on re-leasing the following large blocks of currently leased spaces, which are expected to be available in 2006: a 260,498 square foot Los Angeles Unified School District (“LAUSD”) lease in KPMG Tower, which expires in June 2006 and a 152,166 square foot Jones, Day, Reavis and Pogue lease in Gas Company Tower, which expires in November 2006. Jones, Day, Reavis and Pogue’s lease is above current market rates and LAUSD’s lease is below current market rental rates.

Los Angeles County (excluding LACBD), California. Los Angeles County economic indicators are positive as the county’s Gross Metropolitan Product shows strong growth, which is projected to continue through 2005. In the past twenty-one months, third-party reports have shown decreasing vacancy rates and positive net absorption in this submarket. On September 30, 2005, our Los Angeles County (excluding LACBD) portfolio was 94.3% leased, with approximately 94,600 square feet available for lease.

Orange County, California. Positive trends continue in Orange County as third-party reports show sharply decreasing vacancy rates and increasing rental rates with market conditions projected to tighten even further over the next year. On September 30, 2005, our Orange County portfolio was 93.2% leased, with approximately 221,400 square feet available for lease. Our primary leasing focus in this submarket will be to increase occupancy at Pacific Arts Plaza, a property also acquired with the CWP portfolio, which currently is 86.2% leased.

San Diego County, California. San Diego County continues to perform well with continuing trends of strong absorption, decreasing vacancy and increasing upward pressure on rental rates. On September 30, 2005, our San Diego County portfolio was 91.8% leased, with approximately 116,000 square feet available for lease. As we just entered into the submarket as of March 15, 2005, we are focused on increasing occupancy at all four of our newly acquired properties.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004.

Our results of operations for the three months ended September 30, 2005 compared to the same period in 2004 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, 808 South Olive Garage, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Cerritos Corporate Center Phases I and II, One California Plaza, Park Place I, Glendale Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years.

Our “Total Portfolio” amounts also include the results of Park Place II from July 23, 2004, Washington Mutual Irvine Campus from November 22, 2004, Lantana Media Campus from December 16, 2004 and San Diego Tech Center from April 6, 2005, the dates we acquired such properties. In addition, our Total Portfolio amounts include the results of the properties acquired as part of the CWP portfolio acquisition as of March 15, 2005, which are 777 Tower, Pacific Arts Plaza, Mission City Corporate Center, Regents Square I and II, Wateridge Plaza, 801 North Brand, 700 North Central, and Wells Fargo Center (Denver, Colorado). These properties are collectively referred to as the “Acquisition Properties.”

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Acquisition Properties		Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended		Three Months Ended		Increase/	%
	9/30/05	9/30/04	Decrease	Change	9/30/05	9/30/04	9/30/05	9/30/04	Decrease	Change

Revenues:
Rental	$48,152	$48,546	$(394)	-0.8%	$32,244	$1,188	$80,396	$49,734	$30,662	61.7%
Tenant reimbursements	18,762	20,504	(1,742)	-8.5%	9,807	253	28,569	20,757	7,812	37.6%
Hotel operations	5,832	4,156	1,676	40.3%	-	-	5,832	4,156	1,676	40.3%
Parking	8,953	8,614	339	3.9%	3,050	169	12,003	8,783	3,220	36.7%
Management, leasing
and development services
to affiliates	1,147	268	879	328.0%	-	-	1,147	268	879	328.0%
Interest and other	630	413	217	52.5%	232	19	862	432	430	99.5%
Total revenues	83,476	82,501	975	1.2%	45,333	1,629	128,809	84,130	44,679	53.1%

Expenses:
Rental property operating
and maintenance	17,588	18,461	(873)	-4.7%	10,481	305	28,069	18,766	9,303	49.6%
Hotel operating and maintenance	3,827	3,319	508	15.3%	-	-	3,827	3,319	508	15.3%
Real estate taxes	5,266	6,171	(905)	-14.7%	5,436	490	10,702	6,661	4,041	60.7%
Parking	1,873	2,135	(262)	-12.3%	1,098	252	2,971	2,387	584	24.5%
General and administrative and other	4,356	4,021	335	8.3%	-	-	4,356	4,021	335	8.3%
Ground lease	666	666	-	0.0%	-	-	666	666	-	0.0%
Depreciation and amortization	24,621	21,988	2,633	12.0%	24,502	740	49,123	22,728	26,395	116.1%
Interest	18,539	15,007	3,532	23.5%	25,443	1,173	43,982	16,180	27,802	171.8%
Total expenses	76,736	71,768	4,968	6.9%	66,960	2,960	143,696	74,728	68,968	92.3%

Income (loss) before minority interests	6,740	10,733	(3,993)	-37.2%	(21,627)	(1,331)	(14,887)	9,402	(24,289)	-258.3%
Minority interests	-	-	-	-	-	-	3,520	(940)	4,460	-474.5%
Net income (loss)	$6,740	$10,733	$(3,993)	-37.2%	$(21,627)	$(1,331)	$(11,367)	$8,462	$(19,829)	-234.3%

Rental Revenue

Total portfolio rental revenue increased by $30.7 million, or 61.7%, primarily due to the Acquisition Properties. Rental revenue for our Same Properties Portfolio decreased by $0.4 million, or 0.8%, primarily due to the March 2005 expiration of a 162,827 square foot lease at US Bank Tower. This lease expiration was partially offset by the subsequent leasing of a portion of the vacated US Bank Tower space.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $7.8 million, or 37.6%, primarily due to the Acquisition Properties.

Tenant reimbursement revenue for our Same Properties Portfolio decreased $1.7 million, or 8.5%, primarily due to reduced rental property and operating expenses primarily as a result of lower insurance premiums and real estate taxes and to a lesser extent, the March 2005 lease expiration of a 162,827 square foot lease at US Bank Tower.

Hotel Operations

Hotel operations revenue increased $1.7 million, or 40.3%, due to increases in both our occupancy rates and our average daily rate. Average occupancy increased to 81.9% from 57.9%, the average daily room rate increased to $155.35, or 7.7%, from $144.19 and revenue per available room increased to

$127.15, or 52.3%, from $83.49, all compared to the prior year period, primarily as a result of the room renovations completed during the third quarter of 2004.

The 15.3% increase in hotel operating and maintenance expenses was primarily due to increased occupancy.

Parking Revenue

Total portfolio parking revenue increased $3.2 million, or 36.7%, primarily due to the Acquisition Properties. Parking revenue for the Same Properties Portfolio increased $0.3 million, or 3.9%, primarily due to portfolio-wide increases in contractual parking rates in July 2005 offset by decreased parking revenue due to the March 2005 lease expiration of a 162,827 square foot lease at US Bank Tower.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates increased $0.9 million, or 328.0%. Current year results include a $756,000 leasing commission (which represents the second half installment of a $1.5 million leasing commission) earned at Solana. No comparable amounts were received in the prior period.

Interest and Other Revenue

Total portfolio interest and other revenue increased $0.4 million, or 99.5%, primarily due to the Acquisition Properties and a $0.1 million lease termination fee received from a tenant in US Bank Tower during the three months ended September 30, 2005. No comparable amount was received in the prior period. In addition, there was a small increase in interest income.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $9.3 million, or 49.6%, primarily due to the Acquisition Properties.

Rental property operating and maintenance expense for our Same Properties Portfolio decreased $0.9 million, or 4.7%, primarily due to reductions in insurance premiums and lower property employee headcount. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio-wide in August 2005 and 2004, which has continued to generate additional savings.

Real Estate Taxes

Total portfolio real estate taxes increased $4.0 million, or 60.7%, primarily due to the Acquisition Properties.

Real estate tax expense for our Same Store Properties decreased $0.9 million, or 14.7%, primarily due to the finalization of reassessments resulting from our IPO for the LACBD properties at amounts lower than previously accrued estimates.

Parking Expense

Total portfolio parking expenses increased $0.6 million, or 24.5%, primarily due to the Acquisition Properties.

Parking expense for our Same Store Properties decreased $0.3 million primarily due to economies of scale realized at Park Place I resulting from our acquisition of Park Place II in July 2004.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $0.3 million, or 8.3%. Current year results include increased expenses due to additional corporate employees hired and related costs as a result of the growth in our infrastructure due to acquisitions made since our IPO, increased stock compensation costs and adoption of FAS 123(R).

Ground Lease Expense

Total portfolio ground lease expense remained flat during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $26.4 million, or 116.1%, primarily due to the Acquisition Properties as well as a $2.6 million increase in our Same Properties Portfolio primarily due to a $0.9 million cumulative adjustment made to Glendale Center, which was reclassified out of discontinued operations in the current quarter and a $0.4 million increase for Cerritos, which was classified as discontinued operations and therefore not subject to depreciation during the three months ended September 30, 2004.

Interest Expense

Total portfolio interest expense increased $27.8 million, or 171.8%, primarily due to financing costs associated with the Acquisition Properties and a $3.5 million increase related to the Same Properties Portfolio.

The $3.5 million, or 23.5%, increase in the Same Properties Portfolio is primarily related to the KPMG Tower mortgage, which was refinanced with a larger loan at a fixed rate of 5.14% in November 2004 compared to a variable rate that averaged 3.44% in the three months ended September 30, 2004, and an increase in LIBOR rates on the $280.0 million Gas Company Tower and 808 South Olive variable-rate loans. In addition, the November 2004 refinancing of the Park Place I loan at a higher interest rate and loan amount and an increase in borrowings on the line of credit contributed to an increase in interest expense. These increases were partially offset by an increase of $0.3 million in amortization of deferred gain from the sale of the $250.0 million fixed-rate swap of our Gas Company Tower and 808 South Olive debt during the three months ended September 30, 2005 with no comparable amount in the three months ended September 30, 2004.

Minority Interests

Minority interests attributable to loss was $3.5 million for the three months ended September 30, 2005 compared to minority interests attributable to income of $0.9 million for the three months ended September 30, 2004, due to a $24.3 million reduction in income.

Results of Operations

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004.

Our results of operations for the nine months ended September 30, 2005 compared to the same period in 2004 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

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

Our “Total Portfolio” amounts include the results of Park Place I from April 14, 2004, Park Place II from July 23, 2004, Washington Mutual Irvine Campus from November 22, 2004, Lantana Media Campus from December 16, 2004 and San Diego Tech Center from April 6, 2005, the dates we acquired such properties. In addition, our Total Portfolio amounts include the results of the properties acquired as part of the CWP portfolio acquisition as of March 15, 2005, which are 777 Tower, Pacific Arts Plaza, Mission City Corporate Center, Regents Square I and II, Wateridge Plaza, 801 North Brand, 700 North Central and Wells Fargo Center (Denver, Colorado). These properties together with Austin Research Park I and II (sold on June 16, 2005) and One Renaissance Square (sold on June 29, 2005), which are included in income from discontinued operations, are collectively referred to as the “Acquisition Properties.”

Consolidated Statements of Operations Information
(Dollar amounts in thousands)
	Same Properties				Acquisition Properties		Total Portfolio
	Nine Months Ended		Increase/	%	Nine Months Ended		Nine Months Ended		Increase/	%
	9/30/05	9/30/04	Decrease	Change	9/30/05	9/30/04	9/30/05	9/30/04	Decrease	Change

Revenues:
Rental	$116,788	$117,196	$(408)	-0.3%	$101,568	$18,664	$218,356	$135,860	$82,496	60.7%
Tenant reimbursements	54,529	58,327	(3,798)	-6.5%	24,374	1,083	78,903	59,410	19,493	32.8%
Hotel operations	17,510	14,640	2,870	19.6%	-	-	17,510	14,640	2,870	19.6%
Parking	24,521	23,571	950	4.0%	8,539	1,179	33,060	24,750	8,310	33.6%
Management, leasing
and development services
to affiliates	2,409	1,921	488	25.4%	-	-	2,409	1,921	488	25.4%
Interest and other	2,216	1,771	445	25.1%	499	28	2,715	1,799	916	50.9%
Total revenues	217,973	217,426	547	0.3%	134,980	20,954	352,953	238,380	114,573	48.1%

Expenses:
Rental property operating
and maintenance	41,779	44,709	(2,930)	-6.6%	31,538	6,564	73,317	51,273	22,044	43.0%
Hotel operating and maintenance	11,492	10,604	888	8.4%	-	-	11,492	10,604	888	8.4%
Real estate taxes	15,310	16,025	(715)	-4.5%	14,712	1,488	30,022	17,513	12,509	71.4%
Parking	5,917	6,047	(130)	-2.1%	2,841	643	8,758	6,690	2,068	30.9%
General and administrative and other	15,307	13,194	2,113	16.0%	-	-	15,307	13,194	2,113	16.0%
Ground lease	1,998	1,991	7	0.4%	-	-	1,998	1,991	7	0.4%
Depreciation and amortization	57,836	53,032	4,804	9.1%	62,967	7,821	120,803	60,853	59,950	98.5%
Interest	47,201	41,746	5,455	13.1%	65,525	3,856	112,726	45,602	67,124	147.2%
Loss from early extinguishment of debt	1,102	-	1,102	N/A	548	-	1,650	-	1,650	N/A
Total expenses	197,942	187,348	10,594	5.7%	178,131	20,372	376,073	207,720	168,353	81.0%
Income (loss) from continuing operations
before minority interests	20,031	30,078	(10,047)	-33.4%	(43,151)	582	(23,120)	30,660	(53,780)	-175.4%
Minority interests attributable to
continuing operations	-	-	-	-	-	-	6,931	(3,583)	10,514	-293.4%
Loss from discontinued operations, net
of minority interests	-	-	-	-	(304)	-	(304)	-	(304)	N/A
Net income (loss)	$20,031	$30,078	$(10,047)	-33.4%	$(43,455)	$582	$(16,493)	$27,077	$(43,570)	-160.9%

Rental Revenue

Total portfolio rental revenue increased by $82.5 million, or 60.7%, primarily due to the Acquisition Properties. Rental revenue for our Same Properties Portfolio was relatively flat between periods primarily due to the March 2005 expiration of a 162,827 square foot lease at US Bank Tower, offset by revenue recognized as a result of subsequent leasing of a portion of the vacated US Bank Tower space and slight increases in occupancy in our LACBD portfolio.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $19.5 million, or 32.8%, primarily due to the Acquisition Properties.

Tenant reimbursement revenue for our Same Properties Portfolio decreased $3.8 million, or 6.5%, primarily due to rental property and operating expense decreases as a result of lower insurance premiums, real estate taxes, and more efficient operations and to a lesser extent, the loss of revenue from a significant tenant at US Bank Tower whose lease expired in March 2005.

Hotel Operations

Hotel operations revenue increased $2.9 million, or 19.6%, due to increases in both our occupancy rates and our average daily rate. Average occupancy increased to 82.8% from 72.5%, the average daily room rate increased to $152.77, or 9.3%, from $139.85 and revenue per available room increased to $126.50, or 24.9%, from $101.40, all compared to the prior year, primarily as a result of the room renovations completed during the third quarter of 2004.

The 8.4% increase in hotel operating and maintenance expenses was primarily due to increased occupancy.

Parking Revenue

Total portfolio parking revenue increased $8.3 million, or 33.6%, primarily due to the Acquisition Properties, and to a lesser extent, an increase in occupancy and contractual parking rates across our portfolio in July 2004, partially offset by the loss of revenue from a significant tenant at US Bank Tower whose lease expired in March 2005.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates increased $0.5 million, or 25.4%, primarily due to a $0.8 million increase in leasing commissions earned from Solana during the nine months ended September 30, 2005 compared to leasing commissions earned during the nine months ended September 30, 2004. This was partially offset by no development fees earned during the nine months ended September 30, 2005 compared to the development fees earned from Western Asset Plaza during the nine months ended September 30, 2004.

Interest and Other Revenue

Total portfolio interest and other revenue increased $0.9 million, or 50.9%. Interest and other income for the Same Properties portfolio increased $0.4 million, or 25.1%. The increase is primarily due to interest earned on a restricted cash deposit that secures the Washington Mutual Secured loan with no comparable amounts in the prior year period.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $22.0 million, or 43.0%, primarily due to the Acquisition Properties.

Rental property operating and maintenance expense for our Same Properties Portfolio decreased $2.9 million, or 6.6%, primarily due to lower insurance premiums and lower property employee headcount. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio-wide in August 2004, which resulted in significant savings. In addition, upon our renewal of the property and liability insurance policies in August 2005, our premiums decreased further, resulting in additional savings. We have also seen decreases in electricity costs portfolio-wide due to the installation of more efficient equipment. In addition, we have seen portfolio-wide decreases in expenses due to more efficient operations and economies of scale.

Real Estate Taxes

Total portfolio real estate taxes increased $12.5 million, or 71.4%, primarily due to the Acquisition Properties.

Real estate tax expense for our Same Store Properties decreased $0.7 million, or 4.5%, primarily due to the finalization of reassessments resulting from our IPO for the LACBD properties at amounts lower than previously accrued estimates.

Parking Expense

Total portfolio parking expenses increased $2.1 million, or 30.9%, primarily due to the Acquisition Properties.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $2.1 million, or 16.0%, as a result of the growth in our business since our IPO.

We have added staff and infrastructure since our IPO to accommodate the $2.6 billion in net acquisitions completed since November 2003 (representing an 8.5 million increase in square feet under management, or approximately 140% since our IPO), resulting in increased compensation and administrative costs. We have also incurred significantly higher consulting and professional fees associated with corporate governance, with lower costs in the prior period.

Ground Lease Expense

Total portfolio ground lease expense remained flat during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $60.0 million, or 98.5%, primarily due to the Acquisition Properties as well as a $4.8 million increase in our Same Properties Portfolio due to increased tenant improvements, lease commissions and other deferred lease costs.

Interest Expense

Total portfolio interest expense increased $67.1 million, or 147.2%, primarily due to financing costs associated with the Acquisition Properties and a $5.5 million increase related to the Same Properties Portfolio.

The $5.5 million, or 13.1%, increase in the Same Properties Portfolio is primarily related to the KPMG Tower mortgage, which was refinanced with a larger loan at a fixed rate of 5.14% in November 2004 compared to a variable rate that averaged 3.13% in the nine months ended September 30, 2004, and an increase in LIBOR rates on the $280.0 million Gas Company Tower and 808 South Olive variable-rate loans, offset by $1.9 million more amortization of deferred gain from the sale of the $250.0 million fixed-rate debt swap on our Gas Company Tower and 808 South Olive debt during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

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

During the nine months ended September 30, 2005, we repaid $9.0 million of principal on the fixed-rate debt secured by Wells Fargo Center, located in Denver, Colorado. In connection with the sales of Austin Research Park I and II and One Renaissance Square, we repaid $42.0 million of debt secured by Austin Research Park I and II while $103.6 million of debt secured by One Renaissance Square was assumed by the buyer. With the net sale proceeds, we repaid $35.0 million of the principal on the Term

Loan. In addition, we obtained $133.0 million in fixed-rate, interest-only mortgage financing at an interest rate of 5.70% and we borrowed $20.0 million on our secured line of credit during 2005 in connection with the acquisitions of San Diego Tech Center and the World Trade Center garage on April 6, 2005 and on May 31, 2005, respectively.

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

Minority Interests Attributable to Continuing Operations

Minority interests attributable to loss from continuing operations was $6.9 million for the nine months ended September 30, 2005 compared to minority interests attributable to income from continuing operations of $3.6 million for the nine months ended September 30, 2004, primarily due to a $53.0 million reduction in income from continuing operations. In addition, we incurred a full nine months of preferred dividends for the nine months ended September 30, 2005 compared to a partial period of dividends in the corresponding period in 2004 since our preferred stock offering was completed on January 23, 2004. Preferred stock dividends are deductions from income from continuing operations in the minority interests calculations.

Discontinued Operations

Total portfolio loss from discontinued operations is primarily due to a loss on extinguishment of debt of $0.7 million relating to the write-off of unamortized loan costs related to the debt secured by Austin Research Park I and II and One Renaissance Square, which were sold on June 16, 2005 and June 29, 2005, respectively.

Funds From Operations

We calculate funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, extraordinary items, real estate related depreciation and amortization (including capitalized leasing expenses, tenant allowances or improvements and excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table reconciles our FFO to our net (loss) income (in thousands except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005		2004
Reconciliation of net income (loss) to funds from operations:
Net income (loss) available to common shareholders	$(16,133)	$3,696	$(30,791)		$13,944
Adjustments:
Minority interests	(3,520)	940	(7,002)		3,583
Real estate depreciation and amortization	49,024	22,596	120,505		60,569
Funds from operations available to common shareholders and Unit Holders (FFO)	$29,371	$27,232	$82,712		$78,096
Company share of FFO (1)	$24,109	$21,707	$67,120		$62,142
FFO per share - basic and diluted	$0.55	$0.51	$1.55	(2)	$1.47
FFO per share - diluted	$0.55	$0.51	$1.54		$1.46
___________
(1)	Based on a weighted average interest in our operating partnership for the three months and nine months ended September 30, 2005 and September 30, 2004 of 82.1%, 81.1%, 79.7% and 79.6%, respectively.

(2)	Includes $2,322 ($0.04 per share) loss from early extinguishment of debt.

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

In connection with the issuance of the Term Loan, CSFB originated a new $100.0 million secured revolving credit facility, which replaces our prior $100.0 million revolving credit facility. The new revolving credit facility currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The new revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and new revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties, the undeveloped land at Washington Mutual Irvine Campus and pledges of equity in substantially all property owning subsidiaries of our Operating Partnership. As of September 30, 2005, we had borrowings of $31.0 million outstanding on our new revolving credit facility.

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

On October 26, 2005, we agreed to the formation of a joint venture with Macquarie Office Trust to own, operate and acquire office properties located in Southern California. The new venture, Maguire-Macquarie Office, will initially own six office properties located primarily in Southern California. The aggregate gross asset value of the initial portfolio is $1.195 billion and we expect that formation of the joint venture will generate net proceeds to us of approximately $350 million. We will retain a 20% ownership interest in the venture and will be responsible for all day to day operations of the properties. We will receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing. Additionally, we will be entitled to out performance distributions based on the results of the venture.

The following table details the rentable square feet per property as of September 30, 2005:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	984,363
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
San Diego Tech Center	San Diego, CA	643,596
Wells Fargo Center	Denver, CO	1,201,380
Stadium Gateway*	Anaheim, CA	272,826
	Total	3,843,295
__________
*Stadium Gateway is owned by Macquarie Office Trust.

As of September 30, 2005, we had $155.9 million in cash and cash equivalents, including $125.0 million in restricted cash, compared to $135.6 million in cash and cash equivalents including $71.1 million in restricted cash, as of December 31, 2004. Restricted cash primarily consists of interest-bearing cash deposits and cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans, along with $45.2 million that secures the Washington Mutual other secured loan.

Our consolidated debt is $3.39 billion as of September 30, 2005. Our total debt to market capitalization is approximately 64.5% (based on the share price of one common stock at $30.05 as of September 30, 2005 as listed on the New York Stock Exchange).

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

We plan to take steps to achieve a debt to total market capitalization level of less than 60% as quickly and as prudently as possible. We are also focused on achieving and maintaining a fixed charge coverage ratio at or above 2.0. Our primary strategy to achieve these objectives, as well as repay our Term Loan, will be to utilize a combination of various liquidity sources available to us including:

•	net proceeds from the joint venture with Macquarie Office Trust ;

•	net proceeds from non-strategic or non-income producing assets;

•	proceeds from the sale of residential entitled land at Park Place;

•	net proceeds from refinancing the mortgage loan on 777 Tower;

•	net proceeds from refinancing the mortgage loan on Gas Company Tower; and

•	raising institutional equity capital.

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

We reserved approximately $25.1 million in restricted cash accounts from the net proceeds of the CWP portfolio mortgages to fund capital expenditures obligations in connection with existing tenant leases and anticipated costs in connection with leasing activity we expect to incur on the CWP portfolio during 2005 and 2006. We anticipate that our existing sources of liquidity, including cash flows from operations and restricted cash accounts, will be sufficient to fund these capital expenditures. As of September 30, 2005, $21.0 million was remaining of these reserves.

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

In May 2005, we obtained a $273 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

On July 29, 2005, we entered into a $458.0 million conditional loan commitment to refinance our Gas Company Tower and 808 South Olive garage properties in August 2006 with a new $458.0 million, ten-year, fixed-rate, interest-only mortgage loan at 5.35% including the estimated cost of the forward commitment.

After the Gas Company Tower and 777 Tower refinancings and the expected repayment of the Term Loan with net proceeds of these financings and planned non-strategic asset sales or joint ventures, we expect our floating-rate debt to comprise less than ten percent of our total consolidated debt.

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

Indebtedness

As of September 30, 2005, we had approximately $3.39 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by twenty properties (the US Bank Tower, Gas Company, Wells Fargo - Los Angeles and KPMG Towers, 808 South Olive Garage, One California Plaza, Park Place I, Park Place II (two mortgages), Washington Mutual Irvine Campus, Lantana Media Campus, Wells Fargo Center - Denver, Pacific Arts Plaza, 777 Tower, Regents Square I and II,

Wateridge Plaza, Mission City Corporate Center, Glendale Center, San Diego Tech Center, 801 North Brand and 700 North Central), three mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Garage and Gas Company Tower and Wateridge Plaza, and a term loan guaranteed by Maguire Properties Holdings I, LLC, a subsidiary of the Operating Partnership, and secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett, the undeveloped land parcel at Washington Mutual Irvine Campus and Pacific Arts West, an affiliate of Pacific Arts Plaza. The weighted average interest rate on this indebtedness as of September 30, 2005 was 5.19% (based on the 30-day LIBOR rate at September 30, 2005 of 3.86%). As of September 30, 2005, our ratio of debt to total market capitalization was approximately 64.5% of our total market capitalization of $5.3 billion (based on a common stock price of $30.05 per share on the New York Stock Exchange on September 30, 2005). Our ratio of debt and preferred stock to total market capitalization was approximately 69.2%. As of September 30, 2005, approximately $872.9 million, or 25.7%, of our total consolidated debt was variable-rate debt. As of September 30, 2005, approximately $2,517.5 million, or 74.3%, of our total consolidated debt was subject to fixed interest rates, all of which, except the $45.2 million Washington Mutual secured loan, are subject to fixed interest rates for a minimum of four years. Total market capitalization as of September 30, 2005 includes the book value of our consolidated debt, the liquidation preference of 10,000,000 shares of preferred stock and the market value of 44,166,190 shares of our common stock and 9,637,508 Units.

The table below summarizes our debt, at September 30, 2005 (in thousands):

Debt Summary:
Fixed rate	$2,517,521
Variable rate	872,880
Total	$3,390,401

Percent of Total Debt:
Fixed rate	74.3%
Variable rate	25.7%
Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	5.08%
Variable rate	5.51%
Effective interest rate	5.19%

The variable-rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at September 30, 2005 had a weighted average term to initial maturity of approximately 5.9 years (approximately 6.0 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of September 30, 2005:

Properties	Interest Rate		Maturity Date		Principal Amount	Annual Debt Service (1)		Balance at Maturity (2)

Term Loan	LIBOR + 1.75%		03/15/10		$415,000	$23,621		$415,000
Wells Fargo Center (CO) Mortgage	5.26%		04/06/15		276,000	14,719		276,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12		270,000	14,098		270,000
US Bank Tower Mortgage	4.66%		07/01/13		260,000	12,284		260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage (3)	LIBOR + 0.824%	(4)	07/06/07	(5)	230,000	10,932		230,000
Senior Mezzanine (3)	LIBOR + 3.750%	(6)	07/07/08	(7)	30,000	2,316		30,000
Junior Mezzanine (3)	LIBOR + 6.625%	(4) (8)	07/06/07	(5)	20,000	2,127		20,000
Wells Fargo Tower (CA) Mortgage	4.68%	(9)	07/01/10		250,000	11,863	(10)	234,276
KPMG Tower Mortgage	5.14%		11/01/11		210,000	10,794	(11)	204,071
Park Place I Mortgage	5.64%		11/01/14		170,000	9,588	(12)	157,473
One California Plaza Mortgage	4.73%		12/01/10		146,250	7,014	(13)	137,346
777 Tower Mortgage (14), (15)	4.81%		10/10/09		114,471	5,583		114,471
777 Tower Mortgage (14)	LIBOR + 0.90%		10/10/09		40,000	1,932		40,000
San Diego Tech Center Mortgage	5.70%		04/11/15		133,000	7,686		133,000
Washington Mutual Mortgage	5.066%		12/11/11		106,000	5,445		106,000
Regents Square I & II Mortgage	5.13%		04/01/12		103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12		100,000	5,465		100,000
Lantana Mortgage	4.935%		01/06/10		98,000	4,903		98,000
Glendale Center Mortgage	5.727%		11/01/13		80,000	4,645		80,000
801 North Brand Mortgage	5.73%		04/06/15		75,540	4,389		75,540
Wateridge Plaza Mortgage	LIBOR + 1.75%	(16), (17)	04/11/07		47,880	3,294		47,880
Wateridge Plaza Mezzanine	LIBOR + 1.75%	(16), (17)	04/11/07		15,000	285		15,000
Mission City Corporate Center Mortgage	5.09%		04/01/12		52,000	2,684		52,000
Park Place II Mortgage	LIBOR + 1.75%		01/22/06		44,000	2,504		44,000
Credit Facility	LIBOR + 1.75%		03/15/09		31,000	1,138		31,000
700 North Central Mortgage	5.73%		04/06/15		27,460	1,595		27,460
					3,345,201	176,292		3,302,117

Washington Mutual Secured Loan (18)	2.82%		12/13/05		45,200	1,275		45,200
Total Consolidated Debt					$3,390,401	$177,567		$3,347,317
___________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at September 30, 2005, which was 3.86%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

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

(14)
On May 2, 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(15)	Net of loan discount of $0.5 million as of September 30, 2005.

(16)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of this loan, excluding extension periods.

(17)	On September 27, 2005, $10.0 million of mortgage debt was reclassified as mezzanine debt. There was no effect on the overall balance and interest rates.

(18)
This note payable is collateralized with a letter of credit fully secured by an interest bearing cash deposit. The note and related accrued interest are expected to be repaid from the proceeds of the cash deposit.

Capital Commitments

During the third quarter we began site preparation construction at Park Place on a 575,000 square foot office building and two parking garages with a parking capacity of approximately 5,000 vehicles. Completion is targeted for the first quarter of 2007 for the office building and the fourth quarter of 2006 for the parking garages. The total cost of the development is currently estimated to be approximately $240.0 million. We have incurred $13.7 million of pre-development costs and project that we will spend approximately $20.0 million (expected to be funded through a construction loan) of the remaining $226.3 million of the budgeted development costs during the remainder of 2005. During the nine months ended September 30, 2005, two significant leases were signed and as a result, the project is approximately 47% leased. During the three months ended September 30, 2005, we commenced pre-development activities at Lantana Media Campus and Mission City Corporate Center.

Contractual Obligations

The following table provides information with respect to our contractual obligations at September 30, 2005, including the maturities and scheduled principal repayments of our secured debt and interest on our fixed-rate debt, and provides information about the minimum commitments due in connection with our ground lease obligations. The table does not reflect interest payments on variable rate debt nor does it reflect available debt extension options (in thousands):

Obligation	Through Remainder of 2005	2006	2007		2008		2009		Thereafter	Total

Long term debt	$45,200	$45,513	$316,947	(1),(2)	$36,807	(3),(4)	$161,907	(5)	$2,753,027	$3,359,401
Secured line of credit	—	—	—		—		31,000		—	31,000
Interest payments-fixed-rate debt (6)	32,276	128,105	127,963		128,002		125,975		368,480	910,801
Capital leases payable (7)	632	2,488	2,406		2,157		1,017		539	9,239
Operating lease obligations (8)	376	1,506	353		—		—		—	2,235
Ground leases	479	1,915	1,915		1,915		1,915		138,108	146,247
Total	$78,963	$179,527	$449,584		$168,881		$321,814		$3,260,154	$4,458,923
___________
(1)	A one-year extension option available for $250,000.

(2)	We have obtained a commitment to refinance $250,000 of this debt in August 2006.

(3)	Maturity accelerated to 2007 for $30,000 if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.

(4)	We have obtained a commitment to refinance $30,000 of this debt in August 2006.

(5)	We have obtained a commitment to refinance $155,000 of this debt in October 2006.

(6)
As of September 30, 2005, 74.3% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 25.7% of our debt bears interest at variable rates and the variable rate payments are based on LIBOR plus a spread that ranges from 0.824% to 6.625%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of September 30, 2005, the one-month LIBOR was 3.86%.

(7)	Includes interest and principal payments.

(8)	Includes master lease obligations for Austin Research Park and One Renaissance Square. See Note 10 in the Notes to Consolidated Financial Statements for more information.

Our credit facility, Term Loan and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable.

Off Balance Sheet Items

We had no off balance sheet items as of September 30, 2005. We own 100% of our office, hotel and parking garage properties subject only to certain ground and airspace leases.

Comparison of Cash Flows for Nine Months Ended September 30, 2005 and Nine Months Ended September 30, 2004

Net cash provided by operating activities increased $11.3 million. The increase was primarily due to positive net operating cash flow from the properties acquired during the fourth quarter of 2004, the CWP portfolio acquired in March 2005 and the San Diego Tech Center acquired in April 2005.

Net cash used in investing activities increased $1.2 billion primarily due to the acquisitions of the CWP portfolio on March 15, 2005, San Diego Tech Center on April 6, 2005 and the World Trade Center Garage on May 31, 2005. During the nine months ended September 30, 2004, we acquired Park Place for approximately $260.0 million (including debt assumed of $164.0 million) and Park Place II for approximately $215.0 million. Cash used to fund restricted cash accounts increased $51.3 million primarily due to escrow accounts required under the mortgage loans obtained in connection with acquisitions in the fourth quarter of 2004 and the first half of 2005. In addition, we paid $5.1 million more in the current period for real estate improvements and paid pre-development costs at Park Place of $10.9 million. Such increases were partially offset by $78.2 million in net proceeds from the sales of Austin Research Park I and II and One Renaissance Square.

Net cash provided by financing activities increased $1.1 billion. The increase was primarily due to $1.78 billion in new mortgage, term and other borrowings incurred to finance the acquisitions of the CWP portfolio in March 2005, San Diego Tech Center in April 2005 and the World Trade Center garage in May 2005. We also refinanced $100.0 million of property level debt at Park Place II. In connection with these borrowings, we incurred $14.7 million in debt issuance costs. In addition, we borrowed $31.0 million on our secured line of credit with no borrowings in the prior year. These increases were partially offset by the repayment of the $42.0 million debt secured by Austin Research Park I and II and the $35.0 million pay down of the Term Loan with the net proceed from the sales of Austin Research Park I and II and One Renaissance Square. During the nine months ended September 30, 2004, we borrowed $140.0 million to finance the acquisition of Park Place II. In addition, we sold $250.0 million of our preferred stock in January 2004 with no comparable activity in the current period.

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

As of September 30, 2005, we had outstanding approximately $3,390.4 million in consolidated debt of which approximately $872.9 million, or 25.7%, was variable-rate debt. On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in October 2006 in connection with the anticipated $273.0 million refinancing of 777 Tower at a fixed rate of 5.84%. The notional amount of the swap is $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.895%. On July 29, 2005, we entered into a $458.0 million forward-starting conditional interest rate commitment to refinance our Gas Company Tower and World Trade Center garage properties in August 2006 with a new $458.0 million, ten-year, fixed-rate, interest-only mortgage loan at 5.35%, including the estimated cost of the forward commitment.

To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At September 30, 2005 the fair value of the fixed-rate debt is estimated to be $2,469.4 million, compared to its carrying value of $2,517.5 million.

If interest rates were to increase by 10%, or 50 basis points, the increase in interest expense on our $872.9 million in variable-rate debt would decrease future annual earnings and cash flows by approximately $4.4 million. A 50 basis points increase in interest rates would decrease the fair value of our $2,517.5 million principal amount of fixed-rate debt by $69.1 million and the fair value of our forward-starting interest rate swap agreement would increase by $7.3 million. If interest rates were to decrease by 10%, or 50 basis points, the decrease in interest expense on our $872.9 million in variable-rate debt would increase our future annual earnings and cash flows by approximately $4.4 million and would increase the fair value of our $2,517.5 million principal amount of fixed-rate debt by approximately $71.5 million and the fair value of our forward-starting interest rate swap agreement would decrease by $7.6 million.

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

The table below lists our principal derivative instruments and their fair values as of September 30, 2005 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Forward starting interest rate swap	$261,900	4.90%	10/10/2006	10/10/2013	$(2,036)
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	2
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	-
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	(2)
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	857
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(857)
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	106
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	33
Total					$(1,897)

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. We may make changes in its internal control processes from time to time in the future.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tax Litigation Matter

We are Petitioner in a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that two of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS has asserted that these costs should be treated as non-depreciable costs associated with the land. The United States Tax Court has issued a “memorandum findings of fact and opinion.” The Court held that in each case the payment made to the Community Redevelopment Agency represented both a payment for a “variation” to build each building and a payment comparable to “zoning” change. The amount allocated to the “variation” is depreciated as a cost of developing each project. The amount allocated to the zoning change is a cost allocable to the land and is not subject to depreciation. Based on the result, we will have less annual tax depreciation by an amount that is not material to our financial condition or results of operations. A computation for entry of a decision in the matter is being prepared. Once a decision is entered, the parties to the case have 90-days in which to file an appeal to the Court of Appeals. A decision as to whether to file an appeal has not yet been made.

Other Litigation or Claims

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

23.1	Consent of Independent Auditors dated as of January 7, 2004.
23.2	Consent of Independent Auditors dated as of May 11, 2004.
31.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 9, 2005

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Co-Chief Executive Officer

By:	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Co-Chief Executive Officer and President

By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)