Form 10-K
period 2005-12-31
MAGUIRE PROPERTIES INC
filed 2006-03-16
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-31717

Maguire Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3692625 (I.R.S. Employer Identification Number)

333 South Grand Avenue, Suite 400 Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)
(Registrant’s telephone number, including area code)
213-626-3300

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Preferred Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,251,312,417 based on the closing price on the New York Stock Exchange for such shares on June 30, 2005.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2006
Common Stock, $0.01 par value per share	45,842,751
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its June 6, 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

MAGUIRE PROPERTIES, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.	BUSINESS

General

The terms “Maguire Properties,”“us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”) and Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, related parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

Through our Operating Partnership, at December 31, 2005, we own a portfolio consisting of 22 office and retail projects (69 buildings), a 350-room hotel, off-site parking garages totaling 5,970 spaces and on-site structured and surface parking totaling 26,107 spaces. We also own undeveloped land that we believe can support up to 10.8 million square feet of office, retail, structured parking and residential uses.

As of December 31, 2005, the majority of our existing portfolio is located in nine Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own a property in Denver, Colorado. Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower, 777 Tower and One California Plaza - and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center. In the downtown submarket of Denver, we own Wells Fargo Center.

As of December 31, 2005, our office portfolio was 91.6% leased to 565 tenants. As of December 31, 2005, our top 20 tenants, in terms of annualized rent, generated 44.6% of the total annualized rent of our office portfolio. Tenants generating 47.4% of the annualized rent of our office portfolio were rated investment grade as reported by Standard & Poor’s and tenants generating an additional 23.8% of the annualized rent of our office portfolio were nationally recognized professional services firms.

We also own land parcels adjacent to our Glendale properties, 777 Tower, Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 587,000, 840,000, 150,000, 194,000, 400,000, 170,000, 1,200,000 and 92,000 net rentable square feet of office developments, respectively. In addition, we own undeveloped land at Park Place II that we believe can support approximately 7.2 million net rentable square feet of office, retail, structured parking and residential uses. We were formed on June 26, 2002, and commenced operations on June 27, 2003 after completing our initial public offering (“IPO”), concurrently with the consummation of various formation transactions that consolidated the ownership of a portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of Maguire Partners Development, Ltd. into our Operating Partnership and our Services Companies (the “formation transactions”). Prior to our IPO, the “Maguire Organization” was comprised of Maguire Partners Development, Ltd. and more than 125 predecessor and related entities, all of which were predominately owned by, or otherwise affiliated with, Mr. Maguire. The Maguire

 Organization did business as “Maguire Partners,” an owner, developer and acquirer of institutional-quality properties in the Los Angeles area since 1965. From inception through June 27, 2003, neither we, our Operating Partnership nor our Services Companies had any operations.

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

Pursuant to contribution agreements among the owners of a subset of the Maguire Organization (the “Predecessor”) and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with our IPO in certain of the properties in our existing portfolio, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership (“Units”). Our Operating Partnership also acquired additional interests in certain properties in our existing portfolio from unaffiliated parties, which were paid for in cash. As of December 31, 2005, we held 85.1% of the common Units of our Operating Partnership.

Our management team possesses substantial expertise in all aspects of real estate management, marketing, leasing, acquisition, development and finance. We directly manage the properties in our portfolio, except for Cerritos Corporate Center Phases I and II and Washington Mutual Irvine Campus, through our Operating Partnership and/or our Services Companies. In addition, we manage an office, hotel and retail property located in the Dallas/Ft. Worth, Texas area, a housing complex and a parking garage in the Los Angeles Central Business District (“LACBD”), and buildings in West Los Angeles, California, Pasadena, California and Santa Monica, California owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, for which we earn customary fees. The management agreements between us and the entities that own these properties will terminate if and when Mr. Maguire no longer owns an interest in these properties or is no longer bound by his non-competition agreement with us. As of March 10, 2006, we had 156 employees.

Our principal executive offices are currently located at 333 South Grand Avenue, Suite 400, Los Angeles, California 90071. Our telephone number at that location is (213) 626-3300. Our website is located at http://www.maguireproperties.com. We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

2005 Highlights

On March 15, 2005, we completed the acquisition of an office portfolio of ten properties and three separate land parcels from Fifth Street Properties, LLC (“FSP”), an affiliate of CommonWealth Partners, LLC (the “CommonWealth” portfolio acquisition), for $1.51 billion. We funded the purchase price through approximately $1,022.1 million in new mortgage and mezzanine financing, the assumption of loans aggregating $155.0 million from New York Life Insurance Company and Massachusetts Mutual Life Insurance Company encumbering the 777 Tower property and proceeds from our $450.0 million variable-rate term loan (“Term Loan”).

The acquired properties are located in the states of California, Arizona, Colorado and Texas. The portfolio consisted of properties totaling approximately 4.9 million rentable square feet and developable land that management believes can support approximately an additional 1.5 million square feet of office improvements, including incidental retail. The following table details the rentable square feet per property as of December 31, 2005:

Properties	Location	Rentable Area (Square Feet)

801 North Brand	Glendale, CA	280,122
700 North Central	Glendale, CA	143,510
777 Tower	Los Angeles, CA	1,006,412
Pacific Arts Plaza	Costa Mesa, CA	785,122
Wateridge Plaza	San Diego, CA	267,579
Mission City Corporate Center	San Diego, CA	190,747
Regents Square I & II	La Jolla, CA	310,512
Wells Fargo Center	Denver, CO	1,201,380
Subtotal		4,185,384
Properties Sold Subsequent to Acquisition
One Renaissance Square (1)	Phoenix, AZ	491,623
Austin Research Park I & II (2)	Austin, TX	271,882
Subtotal		763,505

Total CWP Properties Acquired		4,948,889
__________
(1)	Property was sold on June 29, 2005.

(2)	Property was sold on June 16, 2005.

On March 15, 2005, we repaid a portion of our Park Place II bridge loan with the net proceeds from a new $100.0 million, seven-year, fixed-rate, interest-only mortgage on Park Place II at 5.39%.

On April 6, 2005, we completed the acquisition of San Diego Tech Center, a 38-acre technology-oriented office, research and development campus located in Sorrento Mesa, San Diego County, California, from CalWest Industrial Holdings, LLC. The purchase price of San Diego Tech Center was approximately $185.0 million, excluding acquisition costs, which was funded with a $7.0 million draw from our $100.0 million credit facility, $47.0 million cash on hand and a $133.0 million, ten-year mortgage financing with a fixed interest rate of 5.70%.

On May 2, 2005, we entered into terms for a $273.0 million fixed-rate loan to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. Prior to obtaining our loan commitment on March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

On May 31, 2005, we completed the acquisition of the World Trade Center garage, located in downtown Los Angeles, California, from Bank of America, N.A. The purchase price of the garage was approximately $20.0 million, excluding acquisition costs, which was funded with $13.0 million from our $100.0 million credit facility and $7.0 million cash on hand.

On June 16, 2005, we sold Austin Research Park I and II, an office project featuring two four-story buildings totaling approximately 272,000 square feet and located in Austin, Texas, for $55.0 million to Equity Office Properties. In connection with the sale of the property, we entered into a lease with the buyer to lease 22,897 rentable square feet of vacant space at $14.08 per square foot through April 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.0 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2005.

On June 29, 2005, we sold One Renaissance Square, an approximate 492,000 square foot office building located in Phoenix, Arizona, for $128.8 million to a subsidiary of Pauls Core Plus Venture, L.P, including the assumption of

$103.6 million of outstanding mortgage debt. In connection with the sale, we entered into a lease obligation with the buyer to lease 37,220 rentable square feet of vacant space at $25.10 per square foot through March 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.6 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2005.

On July 29, 2005, we entered into terms for a $458.0 million loan to refinance the Gas Company Tower and 808 South Olive garage debts in August 2006 at an effective interest rate of 5.35%, including the cost of the forward commitment.

On October 26, 2005, we entered into definitive agreements with Macquarie Office Trust (“MOF”) (a property trust now listed on the Australian Stock Exchange) to form Maguire Macquarie Office LLC (the “Joint Venture”) to own, operate and acquire office properties principally located in Southern California. See “Subsequent Events” below.

On November 9, 2005, we sold approximately seven acres of land at Park Place II to BOSA Development California II, Inc. (“BOSA”) for $39.6 million under an existing contract we assumed with our acquisition of Park Place II in July 2004. Accordingly, no gain was recognized on this transaction.

On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%.

On December 8, 2005, Richard I. Gilchrist, then our President and Co-Chief Executive Officer, resigned as a member of our Board of Directors (the “Board”), effective immediately, and from his role as an officer of the Company, as of January 1, 2006.

On December 8, 2005, the Board appointed Mr. Lewis Wolff as an independent director to the Board to fill the vacancy created by Mr. Gilchrist’s resignation.

On December 28, 2005, we entered into an agreement with Zaytim LLC to sell 808 South Olive Garage for $26.5 million. The transaction is expected to close by the end of March 2006. The $13.2 million of debt encumbered by the garage will be reallocated to Gas Company Tower.

Since our IPO, we have paid quarterly dividends on our common stock and common Units at a rate of $0.40 per share of common stock and Unit, equivalent to an annual rate of $1.60 per share of common stock and common Unit. Since January 23, 2004, we have paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of Series A Preferred Stock, equivalent to an annual rate of $1.9064 per share of Series A Preferred Stock.

Subsequent Events

On October 26, 2005, we entered into definitive agreements with MOF to form the Joint Venture to own, operate and acquire office properties principally located in Southern California, five of which were previously owned by us.

Upon closing on January 5, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza (1)	Los Angeles, CA	984,318
Cerritos Corporate Center (1)	Cerritos, CA	326,535
Washington Mutual Campus (1)	Irvine, CA	414,595
San Diego Tech Center (1)	San Diego, CA	644,572
Wells Fargo Center (1)	Denver, CO	1,201,380
Stadium Gateway (2)	Anaheim, CA	272,826
Total		3,844,226
_____
(1)	Properties contributed to the Joint Venture by Maguire Properties

(2)	Properties contributed to the Joint Venture by MOF.

We retained a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties. We will receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to out performance distributions based on the results of the Joint Venture.

On January 5, 2006, we completed the series of transactions with MOF to close the Joint Venture with an aggregate gross value of $1.195 billion, generating net proceeds to us of approximately $350.0 million. Upon the January 5, 2006 closing of the Joint Venture, on a pro-forma basis as a result of the following transactions our consolidated debt will decrease to approximately $2.7 billion as of December 31, 2005. We repaid the secured credit facility balance of $83.0 million and $50.0 million of the Term Loan subsequent to year end with net proceeds from the Joint Venture transaction. As a result of contributing Wells Fargo Center - Denver, San Diego Tech Center, One California Plaza and Washington Mutual Irvine Campus to the Joint Venture our consolidated debt will decrease by $661.3 million. In addition, as of January 5, 2006, upon closing of the Joint Venture, Maguire Macquarie-Cerritos I, LLC, a wholly owned subsidiary of the Joint Venture that owns Cerritos Corporate Center (“Cerritos”), completed a $95.0 million, ten-year, interest-only mortgage financing with LaSalle Bank National Association, bearing interest at a fixed rate of 5.54% with a maturity date of February 1, 2016. Cerritos is a Joint Venture property and monthly debt service payments will be made by the Joint Venture. However, our Operating Partnership is the guarantor on the mortgage. As a result, our contribution of Cerritos to the Joint Venture will not qualify for gain recognition in accordance with SFAS No. 66  through January 5, 2009. The guaranty expires on January 5, 2009.

Also in connection with the Joint Venture, we have entered in a right of first opportunity agreement with MOF, whereby for any potential acquisition or development property prospect located in Southern California meeting certain investment criteria, we are obligated to offer MOF the first opportunity to acquire a participating interest in that property.

MOF has also entered into similar right of first opportunity agreement with us for a participating interest in potential acquisition or development properties meeting the same investment criteria located in Southern California.

On February 6, 2006, we completed the acquisition of Pacific Center, a 6.4-acre office campus with two 10-story square footage buildings comprising of 441,200 net rentable square feet and 1,421 parking spaces located in the Mission Valley submarket of San Diego, California. The purchase price for Pacific Center was approximately $149.0 million and was paid for in cash from the net proceeds of our Joint Venture transaction with MOF.

On February 23, 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors, following a thorough evaluation of our rights under the option agreements. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate the “right of first offer” agreement with respect to the Solana office project in

 Texas also owned by Mr. Maguire. We will continue to be compensated for asset management and leasing services for the Western Asset Management, 1733 Ocean Avenue and Solana properties.

The properties previously covered by option agreements are the following:

Interest	Property	Location	Square Footage

100.0%	Western Asset Plaza	Pasadena, California	256,987
12.5%	Water’s Edge I & II	Playa Vista, California	245,530
100.0%	1733 Ocean Avenue	Santa Monica, California	91,398
			593,915

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

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our existing properties are in substantial compliance with the ADA and we continue to make capital expenditures to address the requirements of the ADA. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess our properties and to make alterations as appropriate in this respect.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio within the last 36 months. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, terrorism, flood, boiler and machinery, earthquake sprinkler leakage and business interruption insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are adequately insured. Our terrorism insurance, which covers both certified and non-certified terrorism loss, is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. Most of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors - Potential losses may not be covered by insurance.”

The costs and benefits of the blanket policy covering the properties in our portfolio and certain properties owned by Mr. Maguire are allocated pursuant to a Property Insurance Sharing Agreement dated March 31, 1997, as most recently amended to reflect business acquisitions, dispositions and joint ventures. The coverage and costs allocated to each of the properties covered by the blanket policy is determined by taking into account the relative insured values, relative values for property coverage, relative square feet for casualty coverage and risks related to each covered property and any third-party requirements of lenders, lessees or lessors. In its capacity as “Manager” under the agreement, our services company is obligated to procure insurance or amend policies as properties are sold, acquired or developed, present and pursue claims for losses on behalf of us and the entities that own the option and excluded properties, hire independent adjusters to determine losses, hold undistributed insurance proceeds in trust until distributed, administer the distribution of insurance proceeds and coordinate the payment of insurance premiums. The costs incurred by our services company in connection with the performance of its obligations under this agreement are reimbursed by the parties to the agreement in proportion to either (i) the relative benefits received by the parties, (ii) the relative amounts of premiums paid by the parties or (iii) the relative insured values of the properties owned by the parties, depending upon the nature of the cost.

Employees

As of March 10, 2006, we employed 156 persons. Of these employees, approximately 74 are “home office” executive and administrative personnel and approximately 82 are on-site management and administrative personnel. None of these employees is currently represented by a labor union.

Offices

We own the building in which our headquarters is located, the Wells Fargo Tower at 333 South Grand Avenue in downtown Los Angeles, California. We believe that our current facilities are adequate for our present operations.

 We have entered into a lease for 17,207 square feet at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire. We plan to expand certain operations to that location in the second or third quarter of 2006. We may add regional offices or relocate our headquarters, depending upon our future development projects and alternative uses for available space.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our Series A Preferred Stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” beginning on page 20. When we refer to our “portfolio,” it includes properties contributed to our Joint Venture in which we retain a 20% ownership interest.

Most of our properties depend upon the Southern California economy and the demand for office space.

Most of our currently owned properties are located in Los Angeles County, California, Orange County, California and San Diego County, California, and many of them are concentrated in the LACBD, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Southern California region (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures (notably, US Bank Tower), infrastructure quality, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and Southern California regional office space market (such as oversupply of or reduced demand for office space). In addition, the State of California continues to address issues related to budget deficits and increased energy costs, any or all of which may create the perception that the State is not able to effectively manage itself, in turn reducing demand for office space in California. The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in the Southern California region, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure you of the continued growth of the Southern California economy or the national economy or our future growth rate.

Tax indemnification obligations in the event that we sell certain properties could limit our operating flexibility.

We have agreed to indemnify Mr. Maguire (and certain related entities), Master Investments, LLC, an entity in which Mr. Maguire and Mr. Gilchrist, each own an interest, and certain others against adverse tax consequences to them in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in five of the office properties in our portfolio, which represented 42.9% of our portfolio’s aggregate annualized rent as of December 31, 2005. These tax indemnity obligations apply for initial periods ranging between seven and nine years from the date of our IPO, which occurred on June 27, 2003, with up to three one-year extension periods if Mr. Maguire and related entities maintain ownership of Units equal to 50% of the Units received by them in the formation transactions and pursuant to option agreements with respect to the option properties. We have also agreed to use commercially reasonable efforts to make approximately $591.8 million of debt available for certain contributors, including Mr. Maguire and related entities and Master Investments, LLC, to guarantee. We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to sell any of these properties in transactions that would trigger these tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and other contributors, and we have acknowledged that a calculation of damages will not be based on the time value of money or the time remaining within the restricted period. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, flood, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, like those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover losses. Most of our properties are located in Southern California, an area especially subject to earthquakes. Five of the eight largest properties in our office portfolio - US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower and One California Plaza - are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 52.6% of our total portfolio’s aggregate annualized rent as of December 31, 2005. Because these properties are located so closely together, an earthquake in downtown Los Angeles could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes, particularly losses from an earthquake in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In the event of a significant loss at one of the properties owned by Mr. Maguire covered by the blanket policy, the remaining insurance under this policy, if any, could be insufficient to adequately insure our existing properties covered by this policy. In such event, securing additional insurance, if possible, could be significantly more expensive than our current policy.

Future terrorist attacks in the United States could harm the demand for and the value of our properties.

Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties are well-known landmarks, in particular US Bank Tower in downtown Los Angeles (which was recently identified by President George W. Bush as the target of a failed 2002 terrorist plot), and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or may cost more. Five of the eight largest properties in our office portfolio - US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower and One California Plaza (one of our Joint Venture properties) - are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 52.6% of our total portfolio’s aggregate annualized rent as of December 31, 2005. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our Operating Partnership with respect to sales of specified properties.

Our debt level reduces cash available for distribution, including cash available to pay dividends on our common stock and Series A Preferred Stock, and may expose us to the risk of default under our debt obligations.

As of December 31, 2005, our total consolidated indebtedness was approximately $3.4 billion. At December 31, 2005, we also had a $100.0 million secured revolving credit facility with Credit Suisse First Boston, which currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties, the undeveloped land parcel at Washington Mutual Irvine Campus, pledges of equity interest in substantially all property owning subsidiaries of our Operating Partnership and pledges of our interest in the equity of the properties that are part of the Joint Venture. As of December 31, 2005, we had outstanding borrowings of $83.0 million on our new revolving credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We may not generate sufficient operating cash flow after debt service to pay the distributions currently contemplated and any such distributions may be financed by additional borrowings until we reduce our leverage level sufficiently to enable us to pay distributions from operating cash flow. In the event of default, our debt agreements may also prevent us from paying distributions necessary to maintain our REIT qualification. Our revolving credit facility also prohibits us from distributing to our stockholders more than 95% of our “funds from operations” (as defined in our revolving credit facility) during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes. Our existing mortgage agreements contain lockbox and cash management provisions, which under certain circumstances limit our ability to utilize available cash flows at the specific property, including paying distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We depend on significant tenants.

As of December 31, 2005, our 20 largest tenants represented approximately 44.6% of our portfolio’s total annualized rent. Our largest tenants are Sempra Energy and its subsidiaries and Wells Fargo Bank. Sempra Energy, together with its Southern California Gas Company subsidiary leases, as of December 31, 2005, 802,272 net rentable square feet of office space, representing approximately 9.5% of our portfolio’s total annualized rent. As of December 31, 2005, Wells Fargo Bank leases 706,447 net rentable square feet of office space, representing approximately 4.3% of our portfolio’s total annualized rent. Our tenants may experience a downturn in their businesses, which may weaken their financial condition, resulting in their failure to make timely rental payments and/or their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

We may be unable to complete acquisitions or successfully operate acquired properties.

We continue to evaluate the market of available properties and may acquire office and other properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be adversely affected by the following significant risks:

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

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

•
in connection with certain potential acquisitions, we have entered in a right of first opportunity agreement with MOF, whereby for any potential acquisition or development property prospect located in Southern California meeting certain investment criteria, we are obligated to offer MOF the first opportunity to acquire a participating interest in that property.

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

We intend to develop and substantially renovate office and other properties. Our future development and construction activities involve the following significant risks:

•	we may be unable to obtain construction financing at all or on favorable terms;

•	we may be unable to obtain permanent financing at all or on advantageous terms if we finance development projects through construction loans;

•	we may not complete development projects on schedule or within budgeted amounts; and

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

We may encounter problems during development and construction activities.

We are planning development projects at Lantana Media Campus, San Diego Tech Center, Washington Mutual Irvine Campus, 200 Burchett, Glendale Center, Mission City and Park Place II with anticipated starts during the next 12 to 18 months. These construction projects, and others that we may undertake from time to time, are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include the following:

•	adverse weather that damages the project or causes delays;

•	delays in obtaining or inability to obtain necessary permits, licenses and approvals;

•	changes to the plans or specifications;

•	shortages of materials and skilled labor;

•	increases in material and labor costs;

•	engineering problems;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	environmental issues;

•	shortages of qualified employees;

•	fire, flooding and other natural disasters;

•	expenditure of funds on, and the devotion of management time to, projects that may not be completed; and

•	geological, construction, excavation, regulatory and equipment problems.

We may not be able to complete the development of any projects we begin and, if completed, our development and construction activities may not be completed in a timely manner or within budget, which could have a material adverse effect on our results of operations and prospects.

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

Our ability to pay dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•	local oversupply, increased competition or reduction in demand for office space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments; and

•	changing submarket demographics.

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

We compete with numerous developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located, but which have lower occupancy rates than our properties. On average, our higher relative occupancy rates mean that our competitors have more space currently available for lease than we do and may be willing to make space available at lower than asking rates in the properties in our office portfolio. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

We could default on leases for land on which some of our properties are located.

We possess a leasehold interest on the land underlying One California Plaza that expires in 2082. One California Plaza became a property of our Joint Venture with MOF as of January 5, 2006. As of December 31, 2005, we had 984,318 net rentable square feet of office and retail space and a subterranean parking structure located on this parcel. If we default on the terms of this long-term lease, we may be liable for damages and lose our interest in One California Plaza. We possess a leasehold interest on the land and air space at Plaza Las Fuentes and the Westin® Pasadena Hotel that, including renewal options, expires in 2047. As of December 31, 2005, we had approximately 455,947 net rentable square feet of office and retail space and a 350-room hotel located on this parcel. If we default under the terms of this long-term lease, we may be liable for damages and lose our interest in Plaza Las Fuentes and the Westin® Pasadena Hotel, including our options to purchase the land and air space subject to the lease. We also possess a leasehold interest on the land underlying Cerritos Corporate Center that, including renewal options, expires in 2087. Cerritos Corporate Center also became a property of our Joint Venture with MOF as of January 5, 2006. As of December 31, 2005, we had 326,535 net rentable square feet of office space and 357,660 square feet of parking at a five-story garage and 58,630 square feet of surface lot parking shared by these properties on this parcel. If we default under the terms of this long-term lease, we may be liable for damages and lose our interest in Cerritos Corporate Center Phase I and Phase II and the parking garage.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2005, leases representing 8.6% and 6.3% of the square footage of the properties in our office portfolio will expire in 2006 and 2007, respectively, and an additional 8.4% of the square footage of the properties in our office portfolio was available. Above market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

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

We may be responsible for unknown significant liabilities associated with potential acquisitions, which would adversely affect our business.

In connection with potential acquisitions, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our existing portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

Potential environmental liabilities may exceed our environmental insurance coverage limits.

We carry environmental insurance to cover likely and reasonably anticipated potential environmental liability associated with above-ground and underground storage tanks at all of our properties where such tanks are located. While we believe this coverage is sufficient to protect us against likely environmental risks, we cannot assure you that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that the properties in our portfolio substantially comply with present requirements of the ADA and we continue to make capital expenditures to address the requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.

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

Joint venture investments, including our Joint Venture with MOF, could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

Effective January 5, 2006, we closed our Joint Venture with MOF, as described under the heading “Business - Subsequent Events.” We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In the case of the MOF Joint Venture and any additional joint ventures, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entities. Additionally we have a right of first opportunity agreement with MOF, which obligates us to offer MOF the first opportunity to invest in any potential acquisition property. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Impasses could also result in either the sale of a building or buildings, the sale of our Joint Venture interest or the purchase of MOF’s interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

Risks Related to Our Organization and Structure

Conflicts of interest exist with holders of Units in our Operating Partnership.

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with certain of our officers. Mr. Maguire has entered into employment and noncompetition agreements with us pursuant to which he has agreed, among other things, not to engage in certain business activities in competition with us and pursuant to which he will devote substantially full-time attention to our affairs. We have also entered into property management and development agreements with respect to certain properties owned by Mr. Maguire. None of these employment, non-competition, management and development agreements were negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these employment, non-competition, management and development agreements because of our desire to maintain our ongoing relationship with the individuals involved.

Tax consequences upon sale or refinancing. Some holders of Units, including Mr. Maguire (and certain related entities), may suffer different and more adverse tax consequences than holders of our capital stock upon the sale or refinancing of the properties owned by our Operating Partnership, and therefore these holders may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties.

Competitive real estate activities of management. Mr. Maguire has substantial outside business interests, including his controlling interests in the Solana property in Texas, a senior housing project located at 740 South Olive Street in the LACBD and a parking structure located at 17th and Grand Avenue in the LACBD, 1733 Ocean Avenue, Western Asset Plaza, Water’s Edge I and II and certain other passive real estate investments and Master Investments, LLC, an entity that is a potential competitor. Although Mr. Maguire is party to an employment agreement, which requires that he devote substantially full-time attention to our business and affairs, this agreement also permits Mr. Maguire to devote time to his outside business interests consistent with his past practice prior to our IPO, and we have no assurance that Mr. Maguire will continue to devote any specific portion of his time to us. As a result, these outside business interests could interfere with Mr. Maguire’s ability to devote time to our business and affairs. We have entered into a lease for 17,207 square feet at 1733 Ocean Avenue in Santa Monica, California to relocate our executive offices and certain operations in approximately the second or third quarter of 2006.

Our Chairman and Chief Executive Officer has substantial influence over our affairs. As of March 10, 2006, Mr. Maguire beneficially owns common stock and Units exchangeable for an aggregate of 9,332,270 shares of our common stock, including 52,632 Units beneficially owned through Master Investments, LLC, an entity in which Mr. Maguire owns a 55% interest, representing a total of approximately 17.3% of the total outstanding shares of our common stock on a fully diluted basis. Consequently, Mr. Maguire has substantial influence on us and could exercise his influence in a manner that is not in the best interests of our stockholders. Pursuant to the partnership agreement of our Operating Partnership, we may not engage in termination transactions, such as a tender offer, merger or sale of substantially all of our assets, without meeting certain criteria with respect to the consideration to be received by the limited partners and without the consent of partners (including us) holding 50% of all partnership interests.

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

We depend on the efforts of key personnel, particularly Mr. Maguire, our Chairman and Chief Executive Officer. Among the reasons that Mr. Maguire is important to our success is that he has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with such personnel could diminish. In addition, Mr. Maguire is 70 years old and, although he has informed us that he does not currently plan to retire, his continued service to us cannot be guaranteed. Many of our other senior executives also have strong regional industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

Our charter and Maryland law contain provisions that may delay, defer, or prevent transactions that may be beneficial to the holders of our common stock and Series A Preferred Stock.

Our charter contains a 9.8% ownership limit. Our Articles of Amendment and Restatement (our “charter”), subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership, direct or indirect, in excess of 9.8% of the value of our outstanding shares of our common stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might be in the best interest of our stockholders.

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

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including: (i) “business combination’’ provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder’’ (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more or the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and (ii) “control share’’ provisions that provide that “control shares’’ of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition’’ (defined as the direct or indirect acquisition of ownership or control of “control shares’’) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. Our charter, bylaws, the partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might otherwise be in the best interest of our stockholders.

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

Forward-Looking Statements

We make statements in this Form 10-K that are “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), which sets forth the safe harbor from civil liability provided for forward-looking statements. In particular, statements relating to our capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve various risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and we may not be able to realize them in any time period specified or at all. We do not guarantee that the transactions and events described will occur as described (or that they will occur at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,’’ “expects,’’ “may,’’ “will,’’ “should,’’ “seeks,’’ “approximately,’’ “intends,’’ “plans,’’ “pro forma,’’ “estimates’’ or “anticipates’’ or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in Southern California or Colorado;

•	general economic conditions;

•	future terrorist attacks in the U.S.;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	difficulty in operating the properties owned through our Joint Venture with MOF;

•	our failure to successfully operate acquired properties and operations;

•	difficulties in disposing of identified properties at attractive valuations or at all;

•	our failure to reduce our level of indebtedness;

•	our failure to successfully develop properties;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Existing Portfolio

At December 31, 2005, our consolidated portfolio, all 100% owned by our Operating Partnership except for One California Plaza, which was 95% owned, totaled approximately 24.9 million square feet, consisting of 22 office and retail properties with approximately 14.7 million net rentable square feet, one 350-room hotel with 266,000 square feet, and combined on- and off-site parking of approximately 9.9 million square feet, accommodating 32,077 vehicles. We also own undeveloped land adjacent to existing office properties that we believe can support up to approximately 7.3 million square feet of office, retail and residential uses and an additional 3.6 million square feet of structured parking.

Effective January 5, 2006, we contributed the following office properties to the Joint Venture:

Properties	Location	Occupancy	Rentable Square Feet

One California Plaza*	Los Angeles, CA	86%	984,318
Cerritos Corporate Center	Cerritos, CA	100%	326,535
Washington Mutual Campus	Irvine, CA	100%	414,595
San Diego Tech Center	San Diego, CA	98%	644,572
Wells Fargo Center	Denver, CO	94%	1,201,380
Total		94%	3,571,400
__________
*	Contributed to the Joint Venture on November 4, 2005.

The following tables in Item 2 include 100% of the above properties, which were wholly owned by us as of December 31, 2005, except for One California Plaza, which was 95% owned.

The following table summarizes our existing portfolio as of December 31, 2005:

Office Property	Location	Number of Tenants	Number of Buildings (1)	Year Built/ Renovated	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (2) (3)	Percentage Leased	Annualized Rent (in thousands) (4)	Percentage Annualized Rent	Annualized Rent Per Leased Square Foot (5)

Los Angeles County
Los Angeles Central Business District
Gas Company Tower (6)	Los Angeles, California	16	1	1991	1,335,971	9.1%	96.8%	$32,775	12.2%	$25.35
US Bank Tower	Los Angeles, California	42	1	1989	1,390,097	9.4%	83.9%	30,252	11.3%	25.94
Wells Fargo Tower	Los Angeles, California	66	2	1982	1,382,337	9.4%	88.7%	23,414	8.7%	19.10
KPMG Tower	Los Angeles, California	25	1	1983	1,138,850	7.7%	89.0%	20,618	7.7%	20.34
777 Tower	Los Angeles, California	32	1	1991	1,006,412	6.9%	91.6%	17,659	6.6%	19.16
One California Plaza (7) (8)	Los Angeles, California	32	1	1985	984,318	6.7%	85.9%	14,423	5.4%	17.06
Subtotal Los Angeles Central Business District		213	7		7,237,985	49.2%	89.3%	139,141	51.9%	21.52

Tri-Cities
Glendale Center	Glendale, California	4	2	1973/1996	382,888	2.6%	100.0%	8,027	3.0%	20.97
801 North Brand	Glendale, California	31	1	1987	280,122	1.9%	87.7%	4,384	1.6%	17.85
Plaza Las Fuentes (7)	Pasadena, California	10	4	1989	189,947	1.3%	99.7%	3,613	1.3%	19.08
700 North Central	Glendale, California	21	1	1979	143,510	1.0%	80.6%	2,014	0.8%	17.42
Subtotal Tri-Cities		66	8		996,467	6.8%	93.7%	18,038	6.7%	19.32

Santa Monica Professional & Entertainment
Lantana Media Campus	Santa Monica, California	20	3	1989/2001	328,042	2.2%	94.6%	9,877	3.7%	31.82
Subtotal Santa Monica Professional & Entertainment		20	3		328,042	2.2%	94.6%	9,877	3.7%	31.82

Cerritos Office Submarket
Cerritos - Phase I (7) (8)	Cerritos, California	1	1	1999	221,968	1.5%	100.0%	5,667	2.1%	25.53
Cerritos - Phase II (7) (8)	Cerritos, California	-	1	2001	104,567	0.7%	100.0%	2,141	0.8%	20.48
Subtotal Cerritos Office Submarket		1	2		326,535	2.2%	100.0%	7,808	2.9%	23.91

Subtotal Los Angeles County		300	20		8,889,029	60.4%	90.4%	174,864	65.2%	21.76

Orange County
John Wayne Airport
Park Place I & II	Irvine, California	71	9	1977/2002	1,893,821	12.9%	91.8%	23,727	8.9%	13.65
Washington Mutual Irvine Campus (8)	Irvine, California	1	4	1989/2004	414,595	2.8%	100.0%	8,631	3.2%	20.82
Subtotal John Wayne Airport		72	13		2,308,416	15.7%	93.2%	32,358	12.1%	15.03

Costa Mesa
Pacific Arts Plaza	Costa Mesa, California	49	8	1982	785,122	5.3%	89.0%	13,541	5.1%	19.37
Subtotal Costa Mesa		49	8		785,122	5.3%	89.0%	13,541	5.1%	19.37

Subtotal Orange County		121	21		3,093,538	21.0%	92.2%	45,899	17.2%	16.10

San Diego County
UTC (University Towne Center)
Regents Square I & II	La Jolla, California	55	3	1986	310,512	2.1%	87.9%	6,445	2.4%	23.60
Subtotal UTC		55	3		310,512	2.1%	87.9%	6,445	2.4%	23.60

Sorrento Mesa
Wateridge Plaza	San Diego, California	5	3	1984	267,579	1.8%	100.0%	4,407	1.6%	16.47
San Diego Tech Center (8)	San Diego, California	35	11	1984/1986	644,572	4.4%	97.7%	10,557	3.9%	16.77
Subtotal Sorrento Mesa		40	14		912,151	6.2%	98.4%	14,964	5.5%	16.68

Mission Valley
Mission City Corporate Center	San Diego, California	12	3	1990	190,747	1.3%	93.5%	3,766	1.4%	21.11
Subtotal Mission Valley		12	3		190,747	1.3%	93.5%	3,766	1.4%	21.11

Subtotal San Diego County		107	20		1,413,410	9.6%	95.4%	25,175	9.3%	18.67

Denver, CO - Downtown
Wells Fargo Center (8)	Denver, Colorado	37	1	1983	1,201,380	8.2%	93.7%	18,732	7.0%	16.64
Total Denver, CO-Downtown		37	1		1,201,380	8.2%	93.7%	18,732	7.0%	16.64

Subtotal Other		37	1		1,201,380	8.2%	93.7%	18,732	7.0%	16.64

Office Properties Portfolio Total/ Weighted Average (9)		565	62		14,597,357	99.2%	91.5%	$264,670	98.7%	$19.81

Retail Properties	Location	Number of Tenants	Number of Buildings (1)	Year Built/ Renovated	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (2) (3)	Percentage Leased	Annualized Rent (in thousands) (4)	Percentage Annualized Rent	Annualized Rent Per Leased Square Foot (5)

John Wayne Airport Submarket
Park Place II	Irvine, California	27	7	1982	124,279	0.8%	98.2%	$3,426	1.3%	$28.08
Retail Properties Portfolio Total/ Weighted Average		27	7		124,279	0.8%	98.2%	$3,426	1.3%	$28.08

Total Weighted Average - Office & Retail Properties		592	69		14,721,636	100.0%	91.6%	$268,096	100.0%	$19.88

Garage Properties	Vehicle Capacity (10)	Vehicles Under Monthly Contract (11)	Percentage of Vehicle Capacity Under Monthly Contract (12)	Square Feet

On-Site Parking	26,107	20,541	78.7%	7,985,784
Off-Site Garages (13)	5,970	5,111	85.6%	1,946,750
Total/ Weighted Average:	32,077	25,652	80.0%	9,932,534
Total Parking

Hotel Properties	Location	Percentage Ownership	Year Built	Square Feet	Available Rooms (14)	Average Occupancy (14)	Average Daily Rate (15)	Revenue Per Room (16)

Westin® Pasadena (7)	Pasadena, California	100	1989	266,000	350	81.2%	$155.89	$126.61
Total Existing Portfolio Square Footage				24,920,170
__________
(1)	Office and retail buildings.

(2)	Net rentable square feet as it relates to our office properties includes retail and storage space, but excludes on-site parking.

(3)
Each of the properties in our portfolio has been measured or remeasured in accordance with Building Owners and Managers Association (“BOMA”) 1996 measurement guidelines, and the garage and hotel square footages in the charts in this report are shown on this basis. However, the total office portfolio net rentable square feet shown in the charts in this report represents the sum of the square footages of existing leases, some of which do not reflect BOMA 1996 measurement guidelines, and the square footage of available space, all of which reflects BOMA 1996 measurement guidelines.

(4)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2005. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

(5)	Annualized rent per leased square foot represents annualized rent as computed above, divided by the total square feet under lease as of the same date.

(6)
Includes 28,761 net rentable square feet of office space at our 808 South Olive garage with annualized rent of $182,357 as of December 31, 2005. 808 South Olive Garage is expected to be sold by the end of March 2006. As of December 31, 2005, 808 South Olive Garage had 345,933 square feet of space with a vehicle capacity of 928 and 860 vehicles under monthly contracts.

(7)	We hold a leasehold interest in this property under a long-term ground lease.

(8)
These properties were owned by us as of December 31, 2005. Upon closing of the Joint Venture on January 5, 2006, as described under “Item 1: Subsequent Events,” these properties were contributed to the Joint Venture, in which we retained a 20% interest.

(9)	Total square footage includes 372,067 square feet of retail space located within the office properties.

(10)	Vehicle capacity represents total estimated available parking spaces, including aisle area.

(11)	Vehicles under monthly contract represents the total amount of monthly parking passes for which we collected a fixed amount as of December 31, 2005.

(12)
Percentage of vehicle capacity under monthly contract represents vehicles under monthly contract divided by vehicle capacity. Due to tenants utilizing our garages at varying times, we are able to sell monthly contracts in excess of vehicle capacity; thus, percentage of vehicle capacity under monthly contract may exceed 100% of the vehicle capacity in our garages.

(13)
Our off-site garages consist of our X-2, Westlawn, World Trade Center, 777 Tower adjacent and 808 South Olive garages, in the LACBD and 127 Burchett located in the Tri-Cities submarket. 808 South Olive Garage is expected to be sold by the end of March 2006. As of December 31, 2005, 808 South Olive Garage had 345,933 square feet of space with a vehicle capacity of 928 and 860 vehicles under monthly contracts.

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

Tenant Information

Our office portfolio is currently leased to 565 tenants, many of which are nationally recognized firms in the financial services, entertainment, accounting and law sectors. The following table sets forth information regarding the 20 largest tenants in our office portfolio based on annualized rent as of December 31, 2005:

	Tenant	Number of Locations	Annualized Rent (1)	Percentage of Total Annualized Rent	Total Leased Square Feet	Percentage of Aggregate Leased Square Feet of Existing Portfolio	Weighted Average Remaining Lease Term in Months	S & P Credit Rating / National Recognition (2)
			(in thousands)

	Rated
1	Southern California Gas Company	1	$16,808	6.3%	576,516	4.3%	70	A
2	Wells Fargo Bank (3)	2	11,581	4.3	706,447	5.2	83	AA
3	Washington Mutual, FA (3)	4	9,431	3.5	446,562	3.3	71	A
5	Sempra (Pacific Enterprises)	1	8,505	3.2	225,756	1.7	54	A
4	New Cingular Wireless Services, Inc. (3)	1	7,808	2.9	326,535	2.4	92	A
6	Los Angeles Unified School District	1	5,477	2.0	260,498	1.9	6	AAA
7	ConAgra, Inc.	1	5,411	2.0	393,317	2.9	56	BBB+
8	Bank of America	2	4,333	1.6	199,978	1.5	67	AA
9	US Bank, National Association	1	3,437	1.3	154,872	1.1	114	AA-
10	Disney Enterprises	1	3,086	1.2	156,215	1.2	66	A-
	Total Rated / Weighted Average (4)		75,877	28.3	3,446,696	25.5	69

	Total Investment Grade Tenants		124,459	47.4	6,249,153	47.4

	Unrated - Nationally Recognized
11	Latham & Watkins	2	9,723	3.5	361,524	2.7	60	3rd Largest US Law Firm
12	Gibson Dunn & Crutcher	1	6,103	2.3	268,268	2.0	143	18th Largest US Law Firm
13	Morrison & Foerster	1	5,330	2.0	192,775	1.4	70	24th Largest US Law Firm
14	Jones, Day, Reavis & Pogue	1	4,982	1.9	152,166	1.1	10	4th Largest US Law Firm
15	Munger Tolles & Olson	1	3,961	1.5	186,890	1.4	194	131st Largest US Law Firm
16	Bingham McCutchen (3)	2	3,673	1.4	182,393	1.4	50	26th Largest US Law Firm
17	KPMG	1	2,965	1.1	175,525	1.3	102	4th Largest US Accounting Firm
19	Skadden, Arps, Slate, Meagher & Flom (3)	1	2,415	0.9	152,576	1.1	71	Largest US Law Firm
18	Sidley Austin Brown & Wood	1	2,408	0.9	147,237	1.1	36	5th Largest US Law Firm
20	Kirkland & Ellis	1	2,135	0.8	106,523	0.8	50	9th Largest US Law Firm
	Total Unrated / Weighted Average (4)		43,695	16.3	1,925,877	14.3	83

	Total Nationally Recognized Tenants		66,449	23.8	3,212,505	22.7

	Total / Weighted Average (4)		$119,572	44.6%	5,372,573	39.8%	74

	Total Investment Grade or Nationally Recognized Tenants		$190,908	71.2%	9,461,658	70.1%
__________
(1)
Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2005, multiplied by 12; for those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized base rent.

(2)	S&P credit ratings are as of December 31, 2005, and rankings of law firms are based on total gross revenue in 2004 as reported by American Lawyer Media’s LAW.com.

(3)	Includes space leased in the five properties we contributed to the Joint Venture on January 5, 2006 in which we retained a 20% interest.

(4)	The weighted average calculation is based on the net rentable square feet leased by each tenant.

As of December 31, 2005, we had 565 tenants. The following table presents the diversification of the tenants occupying space in our portfolio by industry as of December 31, 2005.

NAICS Code	North American Industrial Classification System Description	Total Leased Square Feet		Percentage of Office Portfolio Leased Square Feet

5411	Legal Services	3,211,600		23.9%
521 - 525	Finance and Insurance	4,392,422		32.8
511 - 518	Information	1,561,983		11.7
221	Utilities	896,208		6.7
311 - 339	Manufacturing	676,249		5.0
541	Professional, Scientific & Technical Services	1,044,033		7.8
611	Educational Services	317,230		2.4
721 - 722	Accommodation and Food Services	244,516		1.8
531 - 532	Real Estate and Rental and Leasing	181,398		1.4
	Other	877,911		6.5
		13,403,550	(1)	100.0%
_________
(1)	Square feet excludes 80,088 of post-production space at Lantana.

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

Lease Distribution

The following table presents information relating to the distribution of leases in our office portfolio based on net rentable square feet under lease as of December 31, 2005:

Square Feet Under Lease	Number of Leases	Percent of all Leases	Total Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Rent ($000’s)	Percentage of Annualized Rent

less than 2,500	185	30.7%	208,991	1.5%	$5,736	2.1%
2,501-10,000	203	33.7	1,100,890	8.2%	21,901	8.2
10,001-20,000	78	12.9	1,113,613	8.3%	20,478	7.6
20,001-40,000	56	9.3	1,517,597	11.3%	28,885	10.8
40,001-100,000	47	7.8	3,100,967	23.0%	55,862	20.8
greater than 100,000	34	5.6	6,441,580	47.7%	135,234	50.5

TOTAL	603	100.0%	13,483,638	100.0%	$268,096	100.0%

Lease Expirations

The following table presents a summary of lease expirations for our office portfolio for leases in place at December 31, 2005 plus available space, for each of the ten calendar years beginning January 1, 2006. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Rent ($000s)	Percentage of Gross Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)

Available	1,237,998	8.4%
2006	1,264,083	8.6	$25,980	9.7%	$20.55	$20.63
2007	930,134	6.3	19,059	7.1	20.49	21.01
2008	1,188,794	8.1	21,064	7.9	17.72	20.05
2009	1,447,293	9.8	30,035	11.2	20.75	22.23
2010	2,025,202	13.8	40,064	15.0	19.78	22.00
2011	1,932,019	13.1	41,076	15.3	21.26	25.49
2012	633,133	4.3	11,526	4.3	18.20	21.40
2013	1,756,147	11.9	33,290	12.4	18.96	20.67
2014	941,284	6.4	16,677	6.2	17.72	23.92
2015	487,469	3.3	11,075	4.1	22.72	27.47
Thereafter	878,080	6.0	18,250	6.8	20.78	22.78
Total	14,721,636	100.0%	$268,096	100.0%	$19.88	$22.47
__________
(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the indicated dates, the percentage leased and annualized rent per leased square foot for our office portfolio:

Date	Percent Leased	Annualized Rent Per Leased Square Foot (1)

December 31, 2005	91.6%	$19.88
December 31, 2004	91.3%	20.32
December 31, 2003	90.8%	22.05
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

Historical Tenant Improvements and Leasing Commissions (1), (2)

The following table sets forth certain historical information regarding tenant improvements and leasing commission costs for tenants in our office portfolio through December 31, 2005. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they were actually paid.

	2005	2004	2003

Renewals (3)
Number of Leases	67	29	14
Square Feet	740,375	296,203	120,022
Tenant Improvement Costs per Square Foot (4)	$11.25	$15.49	$30.66
Leasing Commission Costs per Square Foot (5)	$3.64	$5.98	$2.36
Total Tenant Improvements and Leasing Commissions
Costs per Square Foot	$14.89	$21.47	$33.02
Costs per Square Foot per Year	$3.46	$4.31	$6.24

New / Modified Leases (6)
Number of Leases	138	48	36
Square Feet	1,047,634	453,301	851,316
Tenant Improvement Costs per Square Foot (4)	$24.29	$36.28	$48.26
Leasing Commission Costs per Square Foot (5)	$5.41	$9.28	$4.78
Total Tenant Improvements and Leasing Commissions
Costs per Square Foot	$29.70	$45.56	$53.04
Costs per Square Foot per Year	$4.78	$4.26	$7.95

Total
Number of Leases	205	77	50
Square Feet	1,788,009	749,504	971,338
Tenant Improvement Costs per Square Foot (4)	$18.89	$28.06	$46.09
Leasing Commission Costs per Square Foot (5)	$4.68	$7.97	$4.48
Total Tenant Improvements and Leasing Commissions
Costs per Square Foot	$23.57	$36.03	$50.57
Costs per Square Foot per Year	$4.36	$4.20	$7.77
__________
(1)	Based on leases executed during the period. Excludes leases to related parties, short-term leases less than six months and build-out costs for raw space.

(2)
Tenant Improvements and Leasing Commission information for One California Plaza, Park Place I, Park Place II, Lantana Media Campus, CommonWealth portfolio acquisition, and San Diego Tech Center assets are included from the dates of acquisition which are November 6, 2003, April 14, 2004, July 23, 2004, December 16, 2004, March 15, 2005, and April 6, 2005, respectively.

(3)	Does not include retained tenants that have relocated to new space or expanded into new space.

(4)	Tenant Improvements include improvements and lease concessions.

(5)	Leasing commission costs exclude any commission paid to related parties.

(6)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

Historical Capital Expenditures (1), (2), (3), (4), (5), (6), (7)

The following table sets forth certain information regarding historical non-recoverable and recoverable capital expenditures in our office portfolio for the years ended December 31, 2005, 2004 and 2003. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases, but are borne by us to the extent of the unleased space in our portfolio.

	2005	2004	2003

Non-recoverable Capital Expenditures	$4,502,547	$1,046,178	$151,512
Total Square Feet (8), (9)	9,150,550	6,783,532	5,783,068
Non-recoverable Capital Expenditures per Square Foot	$0.49	$0.15	$0.03

Recoverable Capital Expenditures (9)	$1,553,935	$3,009,186	$1,956,984
Total Square Feet (8)	9,150,550	6,783,532	5,783,068
Recoverable Capital Expenditures per Square Foot	$0.17	$0.44	$0.34
__________
(1)
Historical capital expenditures for each period shown reflect properties owned for the entire period. For properties acquired during each period, the capital expenditures will be reflected in the following full period of ownership. For properties sold during each period, the capital expenditures will be excluded for that period. Any capital expenditures incurred for acquisition or disposition properties during the period of acquisition or disposition will be footnoted separately.

(2)	One California Plaza was acquired November 6, 2003 and had no recoverable or non-recoverable capital expenditures in 2003 following its acquisition.

(3)	Park Place I was acquired April 14, 2004 and had non-recoverable capital expenditures of $65,183 and no recoverable capital expenditures in 2004, following its acquisition.

(4)	Park Place II was acquired July 23, 2004 and had no recoverable or non-recoverable capital expenditures in 2004 following its acquisition.

(5)	Lantana was acquired December 16, 2004 and had no recoverable or non-recoverable capital expenditures in 2004 following its acquisition.

(6)
The CommonWealth portfolio acquisition assets were acquired March 15, 2005 and had recoverable capital expenditures of $506,119 and non-recoverable capital expenditures of $524,474 during the remainder of 2005 following their acquisition.

(7)	San Diego Tech Center was acquired April 6, 2005 and had non-recoverable capital expenditures of $94,416 and no recoverable capital expenditures in 2005 following its acquisition.

(8)
The square footages of Cerritos Corporate Center Phases I and II and Washington Mutual Irvine Campus are deducted from the total square feet amount as the tenant pays for all capital expenditure activities.

(9)
Recoverable capital improvements, such as equipment upgrades, are generally financed through a capital lease. The annual amortization, based on each asset’s useful life, as well as any financing costs, are generally billed to tenants on an annual basis as payments are made. The amounts presented represent the total value of the improvements in the year they are made.

The following table sets forth certain information regarding historical capital expenditures at our hotel property through December 31, 2005:

	For the Year Ended December 31,
Westin® Hotel, Pasadena, CA (1)	2005	2004	2003

Hotel Improvements and Equipment Replacements	$313,011	$20,436	$440,341
Total Hotel Revenue	$24,037,425	$20,518,964	$18,449,302
Hotel Improvements as a Percentage of Hotel Revenue	1.3%	0.1%	2.4%
Renovation and Upgrade Costs (2)	$3,461,780	$7,037,822	$953,257
__________
(1)	The Westin® Hotel operated under a Doubletree® flag until it was rebranded on December 20, 2002.

(2)	The Westin® Hotel underwent a $12.2 million renovation from December 2002 through August 2005 of which $3.5 million was funded by Westin®.

Undeveloped Properties

The following table summarizes our undeveloped portfolio as of December 31, 2005:

			As of December 31, 2005
Property	Location	Percentage Pre-Leased	Developable Square Feet (1)	Type of Planned Development

Undeveloped Owned Properties
Park Place - Residential	Irvine, CA	N/A	1,700,000	Residential
Park Place - Office, Retail & Hotel	Irvine, CA	N/A	1,410,000	Office, Retail & Hotel
San Diego Tech Center	San Diego, CA	N/A	1,200,000	Office
755 Figueroa	Los Angeles, CA	N/A	840,000	Office
Park Place - 3161 Michelson	Irvine, CA	53%	525,000	Office
Pacific Arts Plaza (2)	Costa Mesa, CA	N/A	400,000	Office
Glendale Center - Phase II	Glendale, CA	N/A	400,000	Office & Retail
Lantana Media Campus	Santa Monica, CA	N/A	194,000	Office
200 Burchett	Glendale, CA	N/A	187,000	Office
Wateridge Plaza	Sorrento Mesa, CA	N/A	170,000	Office
Washington Mutual Irvine Campus	Irvine, CA	N/A	150,000	Office
Mission City Corporate Center	San Diego, CA	N/A	92,000	Office
		Subtotal	7,268,000
Park Place - Structured Parking	Irvine, CA	N/A	3,575,000	Parking

		Total Undeveloped Properties	10,843,000
__________
(1)
Developable square feet is based on management’s current estimate. No assurance can be given that development will be undertaken, or if undertaken, the ultimate size of the project will not be less than management’s current estimate.

(2)
The Company is in discussions with the city of Costa Mesa for the potential development of 175 residential units totaling approximately 300,000 square feet at Pacific Arts Plaza. This development would be in addition to the 400,000 square feet of office entitlements.

Secured Debt

As of December 31, 2005, we had approximately $3.35 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by twenty properties (the US Bank Tower, Gas Company, Wells Fargo - Los Angeles and KPMG Towers, 808 South Olive Garage, One California Plaza, Park Place I, Park Place II, Washington Mutual Irvine Campus, Lantana Media Campus, Wells Fargo Center - Denver, Pacific Arts Plaza, 777 Tower, Regents Square I and II, Wateridge Plaza, Mission City Corporate Center, Glendale Center, San Diego Tech Center, 801 North Brand and 700 North Central), three mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Garage and Gas Company Tower and Wateridge Plaza, and a term loan guaranteed by Maguire Properties Holdings I, LLC, a subsidiary of the Operating Partnership, and secured by deeds of trust on Cerritos Corporate Center I and II, Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett, the undeveloped land parcel at Washington Mutual Irvine Campus and Pacific Arts West, an affiliate of Pacific Arts Plaza. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 8, Note 5, of Notes to Consolidated and Combined Financial Statements” included in this Form 10-K.

On January 5, 2006, we completed the series of transactions with MOF to close the Joint Venture, generating net proceeds to us of approximately $350.0 million. Upon the January 5, 2006 closing of the Joint Venture, our consolidated debt will decrease approximately $661.3 million. We repaid the secured credit facility balance of $83.0 million and $50.0 million of the Term Loan subsequent to year end with net proceeds from the Joint Venture transaction. As a result of contributing Wells Fargo Center - Denver, San Diego Tech Center, One California Plaza and Washington Mutual Irvine Campus to the Joint Venture, the mortgages for these properties will be deconsolidated. In addition, as of January 5, 2006, upon closing of the Joint Venture, Maguire Macquarie-Cerritos I, LLC, a wholly owned subsidiary of the Joint Venture that owns Cerritos, completed a $95.0 million, ten-year, interest-only mortgage financing with LaSalle Bank National Association, bearing interest at a fixed rate of 5.54% with a maturity date of February 1, 2016. Cerritos is a Joint Venture property and monthly debt service payments will be made by the Joint Venture. However, our Operating Partnership is the guarantor on the mortgage. As a result, our contribution of Cerritos to the Joint Venture will not qualify for gain in accordance with SFAS No. 66.  The guaranty expires January 5, 2009.

ITEM 3.	LEGAL PROCEEDINGS

Tax Litigation Matter

We are Petitioner in a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that two of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS has asserted that these costs should be treated as non-depreciable costs associated with the land. The United States Tax Court has issued a “memorandum findings of fact and opinion.” The Court held that in each case the payment made to the Community Redevelopment Agency represented both a payment for a “variation” to build each building and a payment comparable to a “zoning” change. The amount allocated to the “variation” is depreciated as a cost of developing each project. The amount allocated to the zoning change is a cost allocable to the land and is not subject to depreciation. Based on the result, we will have less annual tax depreciation by an amount that is not material to our financial condition or results of operations. A decision in the case was entered on January 4, 2006 (Date of Entry). The parties to the case have 90 days from the Date of Entry in which to file an appeal to the Court of Appeals. A decision as to whether to file an appeal has not yet been made.

Other Litigation or Claims

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “MPG” since June 25, 2003. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Last	Distributions

Quarter Ended March 31, 2004	$25.60	$22.55	$25.60	$0.4000
Quarter Ended June 30, 2004	$26.51	$20.95	$24.77	$0.4000
Quarter Ended September 30, 2004	$25.65	$22.41	$24.31	$0.4000
Quarter Ended December 31, 2004	$27.96	$23.35	$27.46	$0.4000
Quarter Ended March 31, 2005	$27.40	$23.19	$23.88	$0.4000
Quarter Ended June 30, 2005	$28.39	$23.07	$28.34	$0.4000
Quarter Ended September 30, 2005	$30.37	$25.92	$30.05	$0.4000
Quarter Ended December 31, 2005	$32.43	$27.33	$30.90	$0.4000

The closing price of our common stock as of March 10, 2006 was $35.15

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

As of March 10, 2006, there were 166 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

•
the real estate operations for certain entities that owned Plaza Las Fuentes and the Westin® Pasadena Hotel, Gas Company Tower, 808 South Olive garage and KPMG Tower (beginning September 13, 2002); and

•
investments in and equity in net income or loss from the operations for certain real estate entities that owned KPMG Tower prior to September 13, 2002, US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

The owners of the Predecessor were Mr. Maguire and certain others who had minor ownership interests.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

THE COMPANY AND THE PREDECESSOR
(in thousands except for share data)

	The Company			The Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period June 27, 2003 through December 31, 2003	Period January 1, 2003 through June 26, 2003	December 31, 2002	December 31, 2001

Statement of Operations Data:
Rental revenues	$298,576	$187,748	$73,084	$28,732	$44,266	$39,028
Tenant reimbursements	109,201	79,664	35,181	13,367	20,234	14,977
Hotel operations	24,037	20,519	9,711	8,738	20,005	19,346
Other revenues	55,393	38,783	19,396	8,220	15,993	13,644
Total revenues	487,207	326,714	137,372	59,057	100,498	86,995

Rental property operating and
maintenance expenses	99,915	69,245	27,600	12,277	17,006	12,333
Hotel operating and maintenance expenses	15,739	14,497	6,925	6,863	15,556	13,735
Real estate taxes	42,330	24,430	10,775	2,962	4,532	3,760
Parking expenses	11,966	9,293	3,733	1,295	1,727	1,316
General and administrative and other	21,692	17,530	24,507	15,003	16,417	12,375
Ground leases	2,664	2,657	777	272	543	543
Depreciation and amortization expense	166,878	86,587	30,811	11,387	16,774	14,410
Interest expense	157,284	64,235	26,206	24,853	38,975	45,772
Loss from early extinguishment of debt	1,769	791	46,760	6,667	3,967	-
Total expenses	520,237	289,265	178,094	81,579	115,497	104,244

(Loss) income from continuing operations before equity in net
(loss) income of real estate entities and minority interests	(33,030)	37,449	(40,722)	(22,522)	(14,999)	(17,249)
Equity in net (loss) income of real
estate entities	-	-	(25)	1,648	(162)	(2,679)
Minority interests attributable to continuing operations	9,516	(3,982)	9,731	(275)	465	2,359
(Loss) income from continuing operations	(23,514)	33,467	(31,016)	(21,149)	(14,696)	(17,569)

Loss from discontinued operations before minority interests	(375)	-	-	-	-	-
Minority interests attributable to discontinued operations	71	-	-	-	-	-
Loss from discontinued operations	(304)	-	-	-	-	-

Net (loss) income	(23,818)	33,467	(31,016)	$(21,149)	$(14,696)	$(17,569)

Preferred stock dividends	(19,064)	(17,899)	-
Net (loss) income available to common shareholders	$(42,882)	$15,568	$(31,016)

Basic and diluted (loss) income per share from
continuing operations available to
common stockholders	$(0.99)	$0.37	$(0.74)
Diluted income (loss) per share available to
common stockholders	$(0.99)	$0.36	$(0.74)

Weighted-average common shares outstanding:
Basic	43,513,810	42,504,134	42,009,487

Diluted	43,513,810	42,679,124	42,009,487

Cash dividends declared per common share	$1.60	$1.60	$0.82

	The Company			The Predecessor
	December 31,			December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data (at end of period):
Investments in real estate, net	$3,588,623	$2,220,665	$1,553,449	$549,384	$400,653
Total assets	4,069,191	2,603,894	1,805,918	622,039	435,746
Mortgage and other secured loans	3,353,234	1,805,450	1,211,250	658,038	451,534
Total liabilities	3,592,484	1,994,329	1,373,916	781,207	556,669
Minority interests (deficit)	40,070	72,198	88,578	(12,889)	(12,424)
Stockholders'/owners' equity (deficit)	436,637	537,367	343,424	(146,279)	(108,499)
Total liabilities and stockholders'/owners' equity	4,069,191	2,603,894	1,805,918	622,039	435,746

Cash flows from (for the year ended):
Operating activities	$104,817	$105,113	$(70,826)	$3,283	$6,993
Investing activities	(1,494,618)	(614,155)	(446,513)	(28,024)	(2,889)
Financing activities	1,370,340	529,802	558,098	25,598	(4,066)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL Condition and Results of Operations

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

Overview

We are a full service real estate company, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the LACBD, have a significant presence in the John Wayne Airport submarket of Orange County and are primarily focused on owning and operating high quality office properties in the high-barrier-to-entry Southern California market. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2005, investment grade rated tenants generated 47.4% of the annualized rent of our office portfolio and nationally recognized professional service firms generated an additional 23.8% of the annualized rent of our office portfolio. The weighted-average remaining lease term of our office portfolio tenants was approximately five years as of December 31, 2005.

Our company was formed on June 26, 2002. During the period from our formation until we commenced operations upon consummation of our IPO on June 27, 2003, we did not have any material corporate activity other than the issuance of 100 shares of our common stock to Robert F. Maguire III, our Chairman and Chief Executive Officer, in connection with the initial capitalization of our company.

The Predecessor’s combined historical financial information includes the following entities, which are a subset of the entities referred to collectively as the “Maguire Organization” for the period January 1, 2003 through June 26, 2003:

•	the property management, leasing and real estate development operations of Maguire Partners Development, Ltd.;

•	the real estate operations for the entities that owned Plaza Las Fuentes and the Westin® Pasadena Hotel, Gas Company Tower, 808 South Olive garage and KPMG Tower; and

•	investments in and equity in net income or loss from the operations of the real estate entities that owned US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

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

•
On March 15, 2005, we completed the acquisition of an office portfolio of ten properties and three separate land parcels from Fifth Street Properties, LLC (“FSP”), an affiliate of CommonWealth Partners LLC (the “CommonWealth” portfolio acquisition), for $1.51 billion. We funded the purchase price through approximately $1,022.1 million in new mortgage and mezzanine financing, the assumption of loans aggregating $155.0 million from New York Life Insurance Company and Massachusetts Mutual Life Insurance Company encumbering the 777 Tower property and proceeds from our $450.0 million variable-rate Term Loan.

The acquired properties are located in the states of California, Arizona, Colorado and Texas. The portfolio consisted of properties totaling approximately 4.9 million rentable square feet and developable land that management believes can support approximately an additional 1.5 million square feet of office improvements, including incidental retail. The following table details the rentable square feet per property as of December 31, 2005:

Properties	Location	Rentable Area (Square Feet)

801 North Brand	Glendale, CA	280,122
700 North Central	Glendale, CA	143,510
777 Tower	Los Angeles, CA	1,006,412
Pacific Arts Plaza	Costa Mesa, CA	785,122
Wateridge Plaza	San Diego, CA	267,579
Mission City Corporate Center	San Diego, CA	190,747
Regents Square I & II	La Jolla, CA	310,512
Wells Fargo Center	Denver, CO	1,201,380
Subtotal		4,185,384
Properties Sold Subsequent to Acquisition
One Renaissance Square (1)	Phoenix, AZ	491,623
Austin Research Park I & II (2)	Austin, TX	271,882
Subtotal		763,505

Total CWP Properties Acquired		4,948,889
___________
(1)	Property was sold on June 29, 2005.

(2)	Property was sold on June 16, 2005.

•	On March 15, 2005, we repaid a portion of our Park Place II bridge loan with the net proceeds from a new $100.0 million, seven-year, fixed-rate, interest-only mortgage on Park Place II at 5.39%.

•
On April 6, 2005, we completed the acquisition of San Diego Tech Center, a 38-acre technology-oriented office and research and development campus located in Sorrento Mesa, San Diego County, California, from CalWest Industrial Holdings, LLC. The purchase price of San Diego Tech Center was approximately $185.0 million, excluding acquisition costs, which was funded with a $7.0 million draw from our $100.0 million credit facility, $47.0 million cash on hand and a $133.0 million, ten-year mortgage financing with a fixed interest rate of 5.70%.

•
On May 2, 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

•
On May 31, 2005, we completed the acquisition of the World Trade Center garage, located in downtown Los Angeles, California, from Bank of America, N.A. The purchase price of the garage was approximately $20.0 million, excluding acquisition costs, which was funded with $13.0 million from our $100.0 million credit facility and $7.0 million cash on hand. The purchase price of the acquisition has been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than 12 months from the date of acquisition.

•
On June 16, 2005, we sold Austin Research Park I and II, an office project featuring two four-story buildings totaling approximately 272,000 square feet and located in Austin, Texas, for $55.0 million to Equity Office Properties. In connection with the sale of the property, we entered into a lease with the buyer to lease 22,897 rentable square feet of vacant space at $14.08 per square foot through April 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.0 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2005.

•
On June 29, 2005, we sold One Renaissance Square, an approximate 492,000 square foot office building located in Phoenix, Arizona, for $128.8 million to a subsidiary of Pauls Core Plus Venture, L.P, including the assumption of $103.6 million of outstanding mortgage debt. In connection with the sale, we entered into a lease obligation with the buyer to lease 37,220 rentable square feet of vacant space at $25.10 per square foot through March 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.6 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2005.

On July 29, 2005, we entered into terms for a $458.0 million loan to refinance the Gas Company Tower and 808 South Olive garage debt in August 2006 at an effective interest rate of 5.35%, including the cost of the forward commitment.

•
On November 9, 2005, we sold approximately seven acres of land at Park Place II to BOSA Development California II, Inc. (“BOSA”) for $39.6 million under an existing contract we assumed with our acquisition of Park Place II in July 2004. Accordingly, no gain was recognized on this transaction.

•
On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into an interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%.

•
On December 8, 2005, Richard I. Gilchrist, then our President and Co-Chief Executive Officer, resigned as a member of our Board of Directors (the “Board”), effective immediately, and from his role as an officer of the Company, as of January 1, 2006.

•	On December 8, 2005, the Board appointed Mr. Lewis Wolff as an independent director to the Board to fill the vacancy created by Mr. Gilchrist’s resignation.

•
On December 28, 2005, we entered into an agreement with Zaytim LLC to sell 808 South Olive Garage to Zaytim LLC for $26.5 million. The transaction is expected to close by the end of March 2006. The $13.2 million of debt encumbered by the garage will be reallocated to Gas Company Tower.

•
Since our IPO, we have paid quarterly dividends on our common stock and common Units at a rate of $0.40 per share of common stock and Unit, equivalent to an annual rate of $1.60 per share of common stock and common Unit. Since January 23, 2004, we have paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of Series A Preferred Stock, equivalent to an annual rate of $1.9064 per share of Series A Preferred Stock.

As of December 31, 2005, we owned:

•	twenty-two office properties (69 buildings) with approximately 14.7 million net rentable square feet;

•	a 350-room hotel with 266,000 square feet;

•	total on- and off-site structured and surface parking of approximately 9.9 million square feet, which in total accommodates a capacity of more than 32,000 vehicles; and

•	undeveloped land parcels that we believe can support up to 10.8 million net rentable square feet of office, retail, structured parking and residential uses.

Through Maguire Properties Services, Inc. and the Operating Partnership, we also earn customary fees for the management and leasing of:

•	a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth, Texas area (Solana);

•	an 84,000 square foot office building in Santa Monica, California (1733 Ocean Avenue); and

•	a 257,000 square foot office building in Pasadena, California (Western Asset Plaza).

As of December 31, 2005, we held options to acquire 1733 Ocean Avenue in Santa Monica, California, Western Asset Plaza in Pasadena, California and a 12.5% interest in Water’s Edge in West Los Angeles, California. On February 23, 2006, after fully evaluating the option rights and market conditions, our board of directors waived our rights to acquire any of the option properties and related “right of first offer” on our option agreements, including the related right of first offer on the Solana property.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income for providing management, leasing and real estate development services to the former option and certain other properties.

In 2005, rental and vacancy rates improved in our submarkets, especially those of the Santa Monica Professional and Entertainment, the Tri-Cities, the Orange County and the San Diego County submarkets. Our portfolio operating strategy during the year focused upon two principal leasing objectives: (i) to lease vacant space in our buildings to creditworthy tenants and (ii) to negotiate renewals for soon to be expiring leases.

Factors Which May Influence Future Results of Operations

As of December 31, 2005, our office portfolio was 91.6% leased to 565 tenants compared to 91.3% leased to 287 tenants as of December 31, 2004. Approximately 8.6% of our leased square footage expires during 2006 and approximately 6.3% of our leased square footage expires during 2007. Our leasing strategy for 2006 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates. The buildings we will be focusing on to increase occupancy include 700 North Central (80.6% leased at December 31, 2005), US Bank Tower (83.9% leased at December 31, 2005), One California Plaza (85.9% leased at December 31, 2005) , 801 North Brand (87.7% leased at December 31, 2005) and Regents Square I and II (87.9% lease at December 31, 2005).

Our corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants.

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas. We are optimistic that market conditions will continue to improve during 2006 as evidenced by reduced vacancy rates in 2005. However, this is contingent upon continued strong job growth in our markets.

We believe that, on a portfolio basis, rental rates on leases expiring in 2006 are below those currently being achieved in our markets primarily due to one lease for 260,498 square feet at KPMG Tower that expires in June 2006 at below-market rates. In light of strengthening markets, on a portfolio basis, we believe that our in-place rental rates scheduled to expire in 2007 and 2008 have contractual rental rates that are at or below market rental rates that will be prevailing at that time. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates.

We believe that a portion of our company’s future growth over the next several years will come from projects currently in the development pipeline. In 2005, we began site preparation at Park Place II at 3161 Michelson for an office building and two parking garages with completion targeted for the fourth quarter of 2006 for the parking garages and 2007 for the office building. Tenant demand has been strong in this submarket and we currently have the project approximately 53% pre-leased as of December 31, 2005 and will look to continue leasing up the project through 2006.

In addition, we currently own undeveloped land that we believe can support 8.9 million square feet of development primarily located in strong submarkets including Santa Monica, the Tri-Cities, Orange County and San Diego County. We are targeting to begin construction on approximately 1.7 million square feet of undeveloped land in these submarkets during 2006 and 2007. We currently do not have any lease commitments for any of these projects as of the date of this report. However, as economic growth has been healthy in these markets, we anticipate the prospects of leasing the projects are also strong.

We expect the financing for these developments to be provided from the proceeds of our Joint Venture, our normal operations, the proceeds of any potential future joint ventures, the disposition of any non-strategic assets and construction loan financing.

We have a proactive planning process by which we continually evaluate the size, timing and scope of our development programs and, as necessary, scale activity to reflect the economic condition and the real estate fundamentals that exist in our strategic submarkets. However, we may be unable to lease committed development projects at expected rentals rates or within projected timeframes or complete projects on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flows.

We believe that new real estate investments will have a significant impact on our future results of operations, including the 2005 acquisitions of the ten office properties purchased from the CommonWealth portfolio acquisition (two properties were subsequently sold during 2005) located in Southern California and Colorado and San Diego Tech Center. In 2006, we will continue to lease up our newly acquired properties with creditworthy tenants at rental rates at or above current market rates. In addition, we will continue to take advantage of greater economies of scale achieved and implement more efficient operations (i.e., cost-saving capital improvements to decrease energy costs) throughout all of the properties in our portfolio.

On January 5, 2006, we completed the series of transactions with MOF to close the Joint Venture, generating net proceeds to us of approximately $350.0 million. Upon the January 5, 2006 closing of the Joint Venture, our consolidated debt will decrease approximately $661.3 million. We repaid the secured credit facility balance of $83.0 million and $50.0 million of the Term Loan subsequent to year end with net proceeds from the Joint Venture transaction. As a result of contributing Wells Fargo Center - Denver, San Diego Tech Center, One California Plaza and Washington Mutual Irvine Campus to the Joint Venture, the mortgages for these properties will be deconsolidated. In addition, as of January 5, 2006, upon closing of the Joint Venture, Maguire Macquarie-Cerritos I, LLC, a wholly owned subsidiary of the Joint Venture that owns Cerritos Corporate Center (“Cerritos”), completed a $95.0 million, ten-year, interest-only mortgage financing with LaSalle Bank National Association, bearing interest at a fixed rate of 5.54% with a maturity date of February 1, 2016. Cerritos is a Joint Venture property and monthly debt service payments will be made by the Joint Venture. However, our Operating Partnership is the guarantor on the mortgage. As a result, our contribution of Cerritos to the Joint Venture will not qualify for gain in accordance with SFAS No. 66.  The guaranty expires January 5, 2009.

Current Submarket Information

LACBD, California. Leasing activity in the LACBD remained strong throughout 2005 and outpaced the activity in 2004. As a result, the LACBD observed a decrease in the direct vacancy rate and over a million square feet of net absorption. The strong tenant demand, primarily driven by existing tenants in the LACBD, is expected to continue throughout 2006. With vacancy rates decreasing, rental rates are expected to increase in the next few years. As of December 31, 2005, our LACBD portfolio was 89.3% leased, with approximately 772,300 square feet available for lease. Throughout 2006, we will be focused on increasing occupancy in our LACBD properties, primarily re-leasing the 162,827 square foot space vacated by Wells Fargo Bank at US Bank Tower in March 2005 (approximately 129,800 square feet remains vacant). In addition, we will be focused on re-leasing the following large blocks of currently leased spaces, which are expected to be available in 2006: a 260,498 square foot Los Angeles Unified School District (“LAUSD”) lease in KPMG Tower, which expires in June 2006 and a 152,166 square foot Jones, Day, Reavis and Pogue lease in Gas Company Tower, which expires in November 2006. Jones, Day, Reavis and Pogue’s lease is above current market rates and LAUSD’s lease is below current market rental rates.

Los Angeles County (excluding LACBD), California. In Los Angeles County, particularly the Tri-Cities (Pasadena, Glendale, Burbank) and the L.A. West submarkets, strong tenant demand continued throughout the year resulting in decreased vacancy rates and near double-digit growth in asking rental rates over 2004 and increased activity is projected to continue throughout 2006, particularly in Glendale, which has a vacancy rate of 14.6%. On December 31, 2005, our Los Angeles County (excluding LACBD) portfolio was 95.1% leased, with approximately 80,700 square feet available for lease. Throughout 2006, we will be focused on increasing occupancy, primarily re-leasing the 70,100 square foot Time Warner space at Glendale Center, which is expected to become available at the end of April 2006.

Orange County, California.  Orange County continued to perform well as demonstrated by strong net absorption in an already tight market and double digit rental rate increases. According to third-party reports, the strong economic growth is expected to continue through 2006 and further double digit rental rate increases are also expected during the year. On December 31, 2005, our Orange County portfolio was 92.4% leased, with approximately 244,400 square feet available for lease. Our primary leasing focus in this submarket will be to take advantage of the projected strong economic growth and tenant demand in the submarket and increase occupancy at Pacific Arts Plaza, which currently is 89.0% leased.

San Diego County, California. San Diego County also finished a very strong year as seen by every indicator available including strong leasing activity, continued positive net absorption, decreasing vacancy rates and increasing rental rates. According to third-party reports, this appears to be a direct result of strong economic growth as evidenced by a low unemployment rate in the county. On December 31, 2005, our San Diego County portfolio was 95.4% leased, with approximately 64,800 square feet available for lease. Our primary leasing focus in this submarket in 2006 will be on increasing occupancy at Regents Square I and II, which currently is 87.9% leased and at Pacific Center, which was acquired in February 2006 and is currently 89.0% leased.

Critical Accounting Policies

Investments in Real Estate and Real Estate Entities including Property Acquisitions

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

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination we consider all of the above factors. However, no one factor is determinative in reaching a conclusion.

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rent. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. The deferred revenue is amortized as additional rental revenue over the life of the related lease. Lease termination fees are recognized when the related leases are canceled, the lease space is vacated and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Parking income is recognized in the period the revenue is earned. Lease termination fees, which are included in other income in the accompanying consolidated and combined statements of operations, are recognized when the related leases are canceled, the leased space has been vacated and we have no continuing obligation to provide services to such former tenants.

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

Related Party Transactions

We have receivables due from entities controlled by Mr. Robert F. Maguire III, our Chairman and Chief Executive Officer, in the amount of $0.9 million and $3.9 million as of December 31, 2005 and December 31, 2004, respectively. These amounts are for management fees, development fees, leasing commissions and other operating expenses reimbursements and were current as of December 31, 2005.

Our Operating Partnership was party to option agreements with entities controlled by Mr. Maguire relating to an office property in Santa Monica, California (“1733 Ocean Avenue”), an office property in the Tri-Cities area, Western Asset Plaza and a 12.5% interest in an entity that owns two existing office buildings and adjacent developable land, each in West Los Angeles, California (“Playa Vista - Water’s Edge”). Additionally, we had a right of first offer relating to Solana in the Dallas/Ft. Worth, Texas area, and a 322-acre Solana land parcel, each of which is controlled by Mr. Maguire. On February 23, 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors, following a thorough evaluation of our rights under the option agreements. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate the “right of first offer” agreement with respect to the Solana office project in Texas also owned by Mr. Maguire. We will continue to be compensated for asset management and leasing services for the Western Asset Management, 1733 Ocean Avenue and Solana properties.

The properties previously covered by option agreements are the following:

Interest	Property	Location	Square Footage

100.0%	Western Asset Plaza	Pasadena, California	256,987
12.5%	Water’s Edge I & II	Playa Vista, California	245,530
100.0%	1733 Ocean Avenue	Santa Monica, California	91,398
			593,915

We have entered into a lease for 17,207 square feet at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire. We plan to expand certain operations to that location in approximately the second or third quarter of 2006.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004.

Our results of operations for the year ended December 31, 2005 compared to the same period in 2004 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

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

Our “Total Portfolio” amounts also include the results of Park Place I from April 14, 2004, Park Place II from July 23, 2004, Washington Mutual Irvine Campus from November 22, 2004, Lantana Media Campus from December 16, 2004, San Diego Tech Center from April 6, 2005 and World Trade Center Garage from May 31, 2005, the dates we acquired such properties. In addition, our Total Portfolio amounts include the results of the properties acquired as part of the CommonWealth portfolio acquisition as of March 15, 2005, which are 777 Tower, Pacific Arts Plaza, Mission City Corporate Center, Regents Square I and II, Wateridge Plaza, 801 North Brand, 700 North Central, and Wells Fargo Center (Denver, Colorado). These properties, together with Austin Research Park I and II (sold on June 16, 2005) and One Renaissance (sold on June 29, 2005) included in income as a part of discontinued operation, are collectively referred to as the “Acquisition Properties.”

Consolidated and Combined Statements of Operations Information
(in thousands)

	Same Properties				Acquisition Properties		Total Portfolio
	Twelve Months Ended		Increase/	%	Twelve Months Ended		Twelve Months Ended		Increase/	%
	12/31/05	12/31/04	Decrease	Change	12/31/05	12/31/04	12/31/05	12/31/04	Decrease	Change

Revenues:
Rental	$155,113	$156,691	$(1,578)	-1.0%	$143,463	$31,057	$298,576	$187,748	$110,828	59.0%
Tenant reimbursements	72,557	77,292	(4,735)	-6.1%	36,644	2,372	109,201	79,664	29,537	37.1%
Hotel operations	24,037	20,519	3,518	17.1%	-	-	24,037	20,519	3,518	17.1%
Parking	32,711	31,714	997	3.1%	11,992	2,083	44,703	33,797	10,906	32.3%
Management, leasing
and development services
to affiliates	2,972	2,278	694	30.5%	-	-	2,972	2,278	694	30.5%
Interest and other	3,238	2,498	740	29.6%	4,480	210	7,718	2,708	5,010	185.0%
Total revenues	290,628	290,992	(364)	-0.1%	196,579	35,722	487,207	326,714	160,493	49.1%

Expenses:
Rental property operating
and maintenance	54,833	59,005	(4,172)	-7.1%	45,082	10,240	99,915	69,245	30,670	44.3%
Hotel operating and maintenance	15,739	14,497	1,242	8.6%	-	-	15,739	14,497	1,242	8.6%
Real estate taxes	21,333	21,738	(405)	-1.9%	20,997	2,692	42,330	24,430	17,900	73.3%
Parking	7,819	8,136	(317)	-3.9%	4,147	1,157	11,966	9,293	2,673	28.8%
General and administrative and other	21,692	17,530	4,162	23.7%	-	-	21,692	17,530	4,162	23.7%
Ground leases	2,664	2,657	7	0.3%	-	-	2,664	2,657	7	0.3%
Depreciation and amortization	76,841	73,011	3,830	5.2%	90,037	13,576	166,878	86,587	80,291	92.7%
Interest	64,190	56,084	8,106	14.5%	93,094	8,151	157,284	64,235	93,049	144.9%
Loss from early extinguishment of debt	1,171	790	381	48.2%	598	1	1,769	791	978	123.6%
Total expenses	266,282	253,448	12,834	5.1%	253,955	35,817	520,237	289,265	230,972	79.8%
Income (loss) from continuing operations
before minority interests	24,346	37,544	(13,198)	-35.2%	(57,376)	(95)	(33,030)	37,449	(70,479)	-188.2%
Minority interests attributable to
continuing operations	-	-	-	-	-	-	9,516	(3,982)	13,498	-339.0%
Loss from discontinued operations, net
of minority interests	-	-	-	-	(304)	-	(304)	-	(304)	N/A
Net income (loss)	$24,346	$37,544	$(13,198)	-35.2%	$(57,680)	$(95)	$(23,818)	$33,467	$(57,285)	-171.2%

Rental Revenue

Total portfolio rental revenue increased by $110.8 million, or 59.0%, primarily due to the Acquisition Properties. Rental revenue for our Same Properties Portfolio decreased $1.6 million, or 1.0%, primarily due to the March 2005 expiration of a 162,827 square foot lease at US Bank Tower (approximately 129,800 square feet remains vacant), offset by revenue recognized due to slight increases in occupancy in our LACBD portfolio.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $29.5 million, or 37.1%, primarily due to the Acquisition Properties.

Tenant reimbursement revenue for our Same Properties Portfolio decreased $4.7 million, or 6.1%, primarily due to rental property and operating expense decreases as a result of lower insurance premiums, real estate taxes and more efficient operations.

Hotel Operations

Hotel operations revenue increased $3.5 million, or 17.1%, due to increases in both our occupancy rates and our average daily rate. Average occupancy increased to 81.2% from 74.0%, the average daily room rate increased to $155.89, or 9.8%, from $142.00 and revenue per available room increased to $126.61, or 20.5%, from $105.03, all compared to the prior year, primarily as a result of the room and common area renovations completed during 2004 and 2005.

The 8.6% increase in hotel operating and maintenance expenses was primarily due to increased occupancy.

Parking Revenue

Total portfolio parking revenue increased $10.9 million, or 32.3%, primarily due to the Acquisition Properties, and to a lesser extent, an increase in occupancy and contractual parking rates across our portfolio in July 2005.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates increased $0.7 million, or 30.5%, primarily due to a $1.4 million increase in leasing commissions earned from Solana during the year ended December 31, 2005 compared to leasing commissions earned during the year ended December 31, 2004. This was offset by the lack of development fees earned during the year ended December 31, 2005 compared to the $0.7 million in development fees earned from Western Asset Plaza during year ended December 31, 2004.

Interest and Other Revenue

Total portfolio interest and other revenue increased $5.0 million, or 185.0% primarily due to termination fees earned at the Acquisition Properties.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $30.7 million, or 44.3%, primarily due to the Acquisition Properties.

Rental property operating and maintenance expense for our Same Properties Portfolio decreased $4.2 million, or 7.1%, primarily due to lower insurance premiums and lower utility costs. Insurance premiums, which had increased significantly after the September 11, 2001 terrorist attacks, have been on the decline. We also restructured our property and liability insurance programs portfolio-wide in August 2004, which resulted in significant savings. In addition, upon our renewal of the property and liability insurance policies in August 2005, our premiums decreased further, resulting in additional savings. We have also seen decreases in electricity costs portfolio-wide due to the installation of more efficient equipment.

Real Estate Taxes

Total portfolio real estate taxes increased $17.9 million, or 73.3%, primarily due to the Acquisition Properties.

Real estate tax expense for our Same Store Properties decreased $0.4 million, or 1.9%, primarily due to the finalization of reassessments resulting from our IPO for the LACBD properties at amounts lower than previously accrued estimates.

Parking Expense

Total portfolio parking expenses increased $2.7 million, or 28.8%, primarily due to the Acquisition Properties.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $4.2 million, or 23.7%, as a result of the growth in our business since our IPO.

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

Ground Lease Expense

Total portfolio ground lease expense remained flat during the year ended December 31, 2005 compared to the year ended December 31, 2004.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $80.3 million, or 92.7%, primarily due to the Acquisition Properties as well as a $3.8 million increase in our Same Properties Portfolio due to increased tenant improvements, lease commissions and other deferred lease costs.

Interest Expense

Total portfolio interest expense increased $93.0 million, or 144.9%, primarily due to financing costs associated with the Acquisition Properties and an $8.1 million increase related to the Same Properties Portfolio.

The $8.1 million, or 14.5%, increase in the Same Properties Portfolio is primarily related to our KPMG Tower mortgage, which was refinanced with a $210.0 milion mortgage loan at a fixed rate of 5.14% in November 2004 compared to a $195.0 million variable rate mortgage loan that averaged 3.17% in 2004 before the refinancing, an increase in LIBOR rates on the $280.0 million Gas Company Tower and 808 South Olive variable-rate loans, and an increase in interest paid due to higher line of credit borrowings in 2005, offset by $1.9 million in higher amortization of deferred gain from the 2004 sale of the $250.0 million fixed-rate debt swap on our Gas Company Tower and 808 South Olive debt during the year ended December 31, 2005 compared to the year ended December 31, 2004.

In connection with financing the CommonWealth portfolio acquisition, we obtained approximately $1,032.2 million in fixed-rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million, 777 Tower fixed-rate mortgage), obtained $104.9 million in new variable-rate mortgage debt at a weighted average rate of LIBOR + 2.15%, assumed the $40.0 million 777 Tower variable-rate mortgage at LIBOR plus 0.90% and obtained a variable-rate term loan at LIBOR plus 1.75%, all on March 15, 2005.

During the year ended December 31, 2005, we repaid $9.0 million of principal on the fixed-rate debt secured by Wells Fargo Center, located in Denver, Colorado. In connection with the sales of Austin Research Park I and II and One Renaissance Square, we repaid $42.0 million of debt secured by Austin Research Park I and II while $103.6 million of debt secured by One Renaissance Square was assumed by the buyer. With the net sale proceeds, we repaid $35.0 million of the principal on the Term Loan. In addition, we obtained $133.0 million in fixed-rate, interest-only mortgage financing at an interest rate of 5.70% and we borrowed $20.0 million on our secured line of credit during 2005 in connection with the acquisitions of San Diego Tech Center and the World Trade Center garage on April 6, 2005 and on May 31, 2005, respectively.

In connection with the acquisitions of Park Place I on April 14, 2004, Washington Mutual Irvine Campus (“WAMU”) on November 22, 2004 and Lantana Media Campus on December 16, 2004, we obtained or refinanced $374.0 million in fixed-rate mortgage financing at a weighted average rate of 5.29%. On November 21, 2005, we repaid the 2.82%, $45.2 million seller-financed note payable, which was fully collateralized with a letter of credit fully secured by a cash deposit bearing interest at 2.82% to WAMU. In connection with the acquisition of Park Place II on July 23, 2004, we obtained a $140.0 million bridge loan at LIBOR plus 1.75%. Effective March 15, 2005, we repaid $96.0 million of the Park Place II bridge loan with the net proceeds from a $100.0 million, fixed-rate mortgage at 5.39% and on November 9, 2005, we repaid the remaining $44.0 million with the proceeds from the land sold to BOSA at Park Place II and a draw on our credit facility.

Loss from Early Extinguishment of Debt

Total portfolio loss on extinguishment of debt relates to the write-off of unamortized loan costs related to the March 2005 replacement of our secured credit facility, the repayment of debt secured by Park Place II, one of our Acquisition Properties, on March 15, 2005 and November 9, 2005 and the $35.0 million pay down of our Term Loan in June 2005.

Minority Interests Attributable to Continuing Operations

Minority interests attributable to loss from continuing operations was $9.5 million for the year ended December 31, 2005 compared to minority interests attributable to income from continuing operations of $4.0 million for the year ended December 31, 2004, primarily due to a $70.5 million reduction in income from continuing operations. In addition, we incurred a full year of preferred dividends for the year ended December 31, 2005 compared to a partial period of dividends in the corresponding period in 2004 since our preferred stock offering was completed on January 23, 2004. Preferred stock dividends are deductions from income from continuing operations in the minority interests calculations.

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

The Additional Interest Properties include US Bank Tower, Wells Fargo Tower and Glendale Center. We consolidated US Bank Tower and Wells Fargo Tower on June 27, 2003 and Glendale Center on August 29, 2003, when we acquired control of these properties upon the buy-out of all remaining third-party interests. Prior to those dates, these properties were accounted for under the equity method.

The Acquisition Properties include Cerritos Corporate Center Phases I and II from June 27, 2003, One California Plaza from November 6, 2003, Park Place I from April 15, 2004, Park Place II from July 26, 2004, Washington Mutual Irvine Campus from November 22, 2004 and Lantana Media Campus from December 16, 2004, the dates we acquired such properties.

Consolidated and Combined Statements of Operations Information
(in thousands)

	Same Properties				Additional Interests Properties		Acquisition Properties		Total Portfolio
			Increase/	%							Increase/	%
	2004	2003	Decrease	Change	2004	2003	2004	2003	2004	2003	Decrease	Change

Revenues:
Rental	$59,877	$58,368	$1,509	2.6%	$72,164	$36,898	$55,707	$6,550	$187,748	$101,816	$85,932	84.4%
Tenant reimbursements	29,389	28,787	602	2.1%	31,025	16,044	19,250	3,717	79,664	48,548	31,116	64.1%
Hotel operations	20,519	18,449	2,070	11.2%	-	-	-	-	20,519	18,449	2,070	11.2%
Parking	12,716	12,091	625	5.2%	14,929	6,848	6,152	429	33,797	19,368	14,429	74.5%
Management, leasing
and development services
to affiliates	2,278	5,108	(2,830)	-55.4%	-	-	-	-	2,278	5,108	(2,830)	-55.4%
Interest and other	2,127	2,918	(791)	-27.1%	241	219	340	3	2,708	3,140	(432)	-13.8%
Total revenues	126,906	125,721	1,185	0.9%	118,359	60,009	81,449	10,699	326,714	196,429	130,285	66.3%

Expenses:
Rental property operating
and maintenance	21,308	23,490	(2,182)	-9.3%	25,697	13,672	22,240	2,715	69,245	39,877	29,368	73.6%
Hotel operating and maintenance	14,497	13,788	709	5.1%	-	-	-	-	14,497	13,788	709	5.1%
Real estate taxes	8,277	7,824	453	5.8%	9,331	5,037	6,822	876	24,430	13,737	10,693	77.8%
Parking	2,760	2,533	227	9.0%	4,539	2,341	1,994	154	9,293	5,028	4,265	84.8%
General and administrative and other	17,003	38,866	(21,863)	-56.3%	-	270	528	132	17,531	39,268	(21,737)	-55.4%
Ground leases	1,070	1,049	21	2.0%	-	-	1,586	242	2,656	1,291	1,365	105.7%
Depreciation and amortization	30,073	25,799	4,274	16.6%	29,698	13,465	26,816	2,934	86,587	42,198	44,389	105.2%
Interest	18,517	29,547	(11,030)	-37.3%	30,405	20,284	15,313	1,228	64,235	51,059	13,176	25.8%
Loss from early extinguishment of debt	790	18,403	(17,613)	-95.7%	-	35,024	1	-	791	53,427	(52,636)	-98.5%
Total expenses	114,295	161,299	(47,004)	-29.1%	99,670	90,093	75,300	8,281	289,265	259,673	29,592	11.4%
Income (loss) before
Equity in net income
of real estate entities
and minority interests	12,611	(35,578)	48,189	135.4%	18,689	(30,084)	6,149	2,418	37,449	(63,244)	100,693	159.2%
Equity in net income of real
estate entities	-	1,623	(1,623)	-100.0%	-	-	-	-	-	1,623	(1,623)	-100.0%
Minority interests									(3,982)	9,456	(13,438)	-142.1%
Net income (loss)	$12,611	$(33,955)	$46,566	137.1%	$18,689	$(30,084)	$6,149	$2,418	$33,467	$(52,165)	$85,632	164.2%

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

Combined Statements of Operations Information
Additional Interests Properties
(in thousands)

	Twelve Months Ended		Increase/	%
	12/31/04	12/31/03	Decrease	Change

Revenues:
Rental	$72,164	$68,735	$3,429	5.0%
Tenant reimbursements	31,025	30,634	391	1.3%
Parking	14,929	13,510	1,419	10.5%
Interest and other	241	6,648	(6,407)	-96.4%
Total revenues	118,359	119,527	(1,168)	-1.0%

Expenses:
Rental property operating and maintenance	25,697	29,858	(4,161)	-13.9%
Real estate taxes	9,331	8,872	459	5.2%
Parking	4,539	4,288	251	5.9%
General and administrative and other	-	2,689	(2,689)	-100.0%
Ground leases	-	-	-	0.0%
Depreciation and amortization	29,698	27,709	1,989	7.2%
Interest	30,405	40,680	(10,275)	-25.3%
Loss from early extinguishment of debt	-	35,024	(35,024)	-100.0%
Total expenses	99,670	149,120	(49,450)	-33.2%

Income before minority interests	$18,689	$(29,593)	$48,282	163.2%

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

General and Administrative and Other Expense

Total portfolio general and administrative and other expense decreased $21.7 million, or 55.4%, primarily due to expenses incurred in 2003 in connection with the consummation of our IPO that did not recur in 2004, partially offset by higher general and administrative expenses as a result of the growth in our business since the IPO.

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

Ground Lease Expense

Total ground lease expense increased $1.4 million, or 105.7%, primarily due to the addition of the Acquisition Properties. Ground lease expense for the Same Properties remained relatively flat.

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

Funds from Operations

We calculate funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding gains (or losses) from sales of property, extraordinary items, real estate related depreciation and amortization (including capitalized leasing expenses, tenant allowances or improvements and excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a supplemental performance measure because in excluding real estate related depreciation and amortization and gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

The following table reconciles our company’s FFO to our company’s net income for the years ended December 31, 2005 and 2004 and for the period from June 27, 2003 through December 31, 2003, respectively (in thousands except for per share amounts):

	Year Ended December 31,		Period June 27, 2003 through December 31, 2003
	2005	2004

Reconciliation of net income (loss) to funds from operations:
Net (loss) income available to common shareholders	$(42,882)	$15,568	$(31,016)
Adjustments:
Minority interests	(9,587)	3,982	(9,731)
Real estate depreciation and amortization	166,481	86,212	30,587
Share of real estate depreciation and amortization of an unconsolidated property	-	-	117
Funds from operations available to common shareholders and Unit Holders (FFO)	$114,012	$105,762	$(10,043)

Company share of FFO (1)	$92,876	$84,356	$(6,639)

FFO per share - basic	$2.13	$1.99	$(0.32	)(2)

FFO per share - diluted	$2.12	$1.98	$(0.32	)(2)
__________
(1)	Based on a weighted average interest in our Operating Partnership of 81.5%, 79.8% and 79.4% for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

(2)	The FFO per share - basic and diluted includes ($1.25) for the four-day period from June 27, 2003 to June 30, 2003, which includes the effect of various IPO-related charges.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We expect to finance our operations, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow and borrowings under our revolving credit facility. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.

We reserved approximately $25.1 million in restricted cash accounts from the net proceeds of mortgages originated in 2005 (primarily acquisition debt) to fund capital expenditure obligations in connection with existing tenant leases and anticipated costs in connection with leasing activity we expect to incur at those properties during 2006. We anticipate that our existing sources of liquidity, including cash flows from operations and restricted cash accounts, will be sufficient to fund these capital expenditures. As of December 31, 2005, $16.5 million was remaining from these reserves.

We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, development costs, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness, construction financing, potential sales of ownership interests in our existing properties and the issuance of long-term debt and equity securities. We have a shelf registration statement on file with the SEC dated September 3, 2004 in order to facilitate the issuance of equity securities.

To fund a portion of the CommonWealth portfolio acquisition, we completed a $450.0 million, five-year financing (the “Term Loan”) with Credit Suisse First Boston (“CSFB”). The Term Loan has a variable interest rate of LIBOR plus 1.75% and requires quarterly principal payments of $1.125 million beginning June 30, 2005 through December 31, 2009, with the remaining outstanding principal balance due at maturity on March 15, 2010. In June 2005, we sold Austin Research Park I and II and One Renaissance Square, both non-strategic assets acquired as part of the CommonWealth portfolio acquisition, using $39.0 million in net proceeds from the sales to pay down the Term Loan.

In connection with the issuance of the Term Loan, CSFB originated a $100.0 million secured revolving credit facility. The revolving credit facility bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The Term Loan and revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties, the undeveloped land at Washington Mutual Irvine Campus, pledges of equity in substantially all property owning subsidiaries of our Operating Partnership and pledges of our interest in the equity of the properties that are part of the Maguire-Macquarie Office LLC (the “Joint Venture”). As of December 31, 2005, we had borrowings of $83.0 million outstanding on our new revolving credit facility. The outstanding balance under our revolving credit facility was repaid in January 2006 from the net proceeds of the Joint Venture transaction.

As of December 31, 2005, we had $114.1 million in cash and cash equivalents, including $69.0 million in restricted cash compared to $135.6 million in cash and cash equivalents including $71.1 million in restricted cash as of December 31, 2004. Restricted cash primarily consists of interest bearing cash deposits, cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans.

Since the CommonWealth portfolio acquisition in March 2005, which was funded entirely with mortgage debt and the Term Loan, we have been focused on achieving and maintaining a debt to total market capitalization level of less than 60% and a fixed charge coverage ratio at or above 2.0. Our primary strategy to achieve these objectives, as well as repay our Term Loan, has been to utilize a combination of various liquidity sources available to us including:

•	net proceeds from non-strategic or non-income producing assets;

•	proceeds from the sale of 808 South Olive Garage;

•	net proceeds from refinancing the mortgage loan on 777 Tower, Gas Company Tower and Glendale Center

•	net proceeds from future joint ventures; and

•	raising institutional equity capital.

In May 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting an interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

On July 29, 2005, we entered into terms for a $458.0 million loan to refinance our Gas Company Tower and 808 South Olive garage properties in August 2006 with a new $458.0 million, ten-year, fixed-rate, interest-only mortgage loan at 5.35% including the estimated cost of the forward commitment.

On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%.

The three forward commitments described above will generate approximately $315.0 million in excess debt proceeds, after the payment of loan costs and the funding of lender required reserves, which will be an available source to repay our Term Loan. We expect to incur loss from the early extinguishment of debt of approximately $9.9 million in connection with refinancing the three mortgage loans described above in 2006 and approximately $3.6 million to $5.0 million in connection with anticipated repayments of the Term Loan in 2006.

On January 5, 2006, we completed the series of transactions with MOF to close the Joint Venture, generating net proceeds to us of approximately $350.0 million. We repaid $50.0 million of Term Loan and the $83.0 million outstanding balance under our revolving credit facility in January 2006 with net proceeds from the Joint Venture transaction. On February 6, 2006, we used net proceeds from the Joint Venture transaction to complete the acquisition of Pacific Center for $149.0 million, a 6.4-acre office campus with two 10-story buildings located in the Mission Valley submarket of San Diego, California. The remaining net proceeds from the Joint Venture transaction are available for future acquisitions.

Including the repayments of our Term Loan and revolver and the contribution of Wells Fargo Center, One California Plaza, San Diego Tech Center and Washington Mutual Irvine Campus and the resulting de-consolidation of these properties all in connection with the closing of the Joint Venture, our consolidated debt to total market capitalization decreased to approximately 58.1% and our fixed rate debt was approximately 71.8% of our consolidated debt as of December 31, 2005 on a pro forma basis.

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

Since our IPO, we have paid quarterly dividends on our common stock and common Units at a rate of $0.40 per share of common stock and Unit, equivalent to an annual rate of $1.60 per share of common stock and common Unit. Since January 23, 2004, we have paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of Series A Preferred Stock, equivalent to an annual rate of $1.9064 per share of Series A Preferred Stock.

Indebtedness

As of December 31, 2005, we had approximately $3.35 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by twenty properties (the US Bank Tower, Gas Company, Wells Fargo - Los Angeles and KPMG Towers, 808 South Olive Garage, One California Plaza, Park Place I, Park Place II, Washington Mutual Irvine Campus, Lantana Media Campus, Wells Fargo Center - Denver, Pacific Arts Plaza, 777 Tower, Regents Square I and II, Wateridge Plaza, Mission City Corporate Center, Glendale Center, San Diego Tech Center, 801 North Brand and 700 North Central), three mezzanine loans secured by a pledge of the equity interests of the fee owners of 808 South Olive Garage and Gas Company Tower and Wateridge Plaza, and a term loan guaranteed by Maguire Properties Holdings I, LLC, a subsidiary of the Operating Partnership, and secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett, the undeveloped land parcel at Washington Mutual Irvine Campus and Pacific Arts West, an affiliate of Pacific Arts Plaza. The weighted average interest rate on this indebtedness as of December 31, 2005 was 5.36% (based on the 30-day LIBOR rate at December 31, 2005 of 4.39%). As of December 31, 2005, our ratio of debt to total market capitalization was approximately 63.7% of our total market capitalization of $5.3 billion (based on a common stock price of $30.90 per share on the New York Stock Exchange on December 31, 2005). Our ratio of debt and preferred stock to total market capitalization was approximately 68.4%. As of December 31, 2005, approximately $880.9 million, or 26.3%, of our total consolidated debt was variable-rate debt. As of December 31, 2005, approximately $2,472.4 million, or 73.7%, of our total consolidated debt was subject to fixed interest rates. Total market capitalization as of December 31, 2005 includes the book value of our consolidated debt, the liquidation preference of 10,000,000 shares of preferred stock and the market value of 45,814,651 shares of our common stock and 7,993,779 Units.

The table below summarizes our debt, at December 31, 2005 (in thousands):

Debt Summary:
Fixed rate	$2,472,354
Variable rate	880,880
Total	$3,353,234 (1)

Percent of Total Debt:
Fixed rate	73.7%
Variable rate	26.3%
Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	5.12%
Variable rate	6.04%
Effective interest rate	5.36%
__________
(1)
On January 5, 2006, we completed the series of transactions with MOF to close the Joint Venture, generating net proceeds to us of approximately $350.0 million. Upon the January 5, 2006 closing of the Joint Venture, our consolidated debt will decrease by approximately $661.3 million. We repaid the secured credit facility balance of $83.0 million and $50.0 million of the Term Loan subsequent to year end with net proceeds from the Joint Venture transaction.  In addition, as of January 5, 2006, upon closing of the Joint Venture, Maguire Macquarie-Cerritos I, LLC, a wholly owned subsidiary of the Joint Venture that owns Cerritos, completed a $95.0 million, ten-year, interest-only mortgage financing with LaSalle Bank National Association, bearing interest at a fixed rate of 5.54% with a maturity date of February 1, 2016. Cerritos is a Joint Venture property and monthly debt service payments will be made by the Joint Venture. However, our Operating Partnership is the guarantor on the mortgage. As a result, our contribution of Cerritos to the Joint Venture will not qualify for gain recognition in accordance with SFAS No. 66. The guaranty expires on January 5, 2009.

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at December 31, 2005 had a weighted average term to initial maturity of approximately 5.8 years (approximately 5.9 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of December 31, 2005:

Properties	Interest Rate		Maturity Date		Principal Amount	Annual Debt Service (1)		Balance at Maturity (2)

Term Loan	LIBOR + 1.75%		03/15/10		$415,000	$25,835	(3)	$415,000	(3)
Wells Fargo Center (CO) Mortgage (4)	5.26%		04/06/15		276,000	14,719		276,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12		270,000	14,098		270,000
US Bank Tower Mortgage	4.66%		07/01/13		260,000	12,284		260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage (5)	LIBOR + 0.824%	(6)	07/06/07	(7)	230,000	12,159		230,000
Senior Mezzanine (5)	LIBOR + 3.750%	(8)	07/07/08	(9)	30,000	2,476		30,000
Junior Mezzanine (5)	LIBOR + 6.625%	(6) (10)	07/06/07	(7)	20,000	2,234		20,000
Wells Fargo Tower (CA) Mortgage	4.68%	(11)	07/01/10		250,000	11,863	(12)	234,331
KPMG Tower Mortgage	5.14%		11/01/11		210,000	10,794	(13)	204,071
Park Place I Mortgage	5.64%		11/01/14		170,000	9,588	(14)	157,473
One California Plaza Mortgage (4)	4.73%		12/01/10		146,250	7,014	(15)	137,346
777 Tower Mortgage (16), (17)	4.81%		09/10/09		114,504	5,584		114,504
777 Tower Mortgage (16)	LIBOR + 0.90%		09/10/09		40,000	2,145		40,000
San Diego Tech Center Mortgage (4)	5.70%		04/11/15		133,000	7,686		133,000
Washington Mutual Mortgage (4)	5.07%		12/11/11		106,000	5,445		106,000
Regents Square I & II Mortgage	5.13%		04/01/12		103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12		100,000	5,465		100,000
Lantana Mortgage	4.94%		01/06/10		98,000	4,903		98,000
Glendale Center Mortgage (18)	5.73%		11/01/13		80,000	4,645		80,000
801 North Brand Mortgage	5.73%		04/06/15		75,540	4,389		75,540
700 North Central Mortgage	5.73%		04/06/15		27,460	1,595		27,460
Wateridge Plaza Mortgage	LIBOR + 1.75%	(19), (20)	04/09/07		47,880	2,981		47,880
Wateridge Plaza Mezzanine	LIBOR + 1.75%	(19), (20)	04/09/07		15,000	934		15,000
Mission City Corporate Center Mortgage	5.09%		04/01/12		52,000	2,684		52,000
Credit Facility	LIBOR + 1.75%		03/15/09		83,000	5,167	(3)	83,000	(3)

Total Consolidated Debt					$3,353,234	$182,075		$3,310,205

__________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at December 31, 2005, which was 4.39%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

(3)
Upon closing of the Joint Venture with MOF on January 5, 2006, we paid down $50.0 million of the Term Loan and $83.0 million of the credit facility. As a result, the annual debt service and balance at maturity will be less than the amounts reflected on the table.

(4)	Effective January 5, 2006, these properties are owned by the Joint Venture in which we retained a 20% interest.

(5)
On July 29, 2005, we entered into terms for a $458.0 million loan to refinance the Gas Company Tower and 808 South Olive garage debts in August 2006 at an effective interest rate of 5.35%, including the cost of the forward commitment.

(6)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(7)	A one-year extension is available.

(8)
As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(9)	This loan must be repaid on the maturity date of the Gas Company Tower and 808 South Olive garage mortgage financing if the mortgage is not extended.

(10)
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

(11)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.

(12)	This loan requires monthly payments of interest until July 2006, and amortizes on a 30-year schedule thereafter.

(13)	This loan requires monthly payments of interest until November 2009, and amortizes on a 30-year schedule thereafter.

(14)	This loan requires monthly payments of interest until December 2009, and amortizes on a 30-year schedule thereafter.

(15)	This loan requires monthly payments of interest only until November 2007, and amortizes on a 26-year schedule thereafter.

(16)
On May 2, 2005, we entered into terms for a $273.0 million fixed-rate loan to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(17)	Net of loan discount of $0.5 million as of December 31, 2005.

(18)
On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into an interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%.

(19)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of this loan, excluding extension periods.

(20)	On September 27, 2005, $10.0 million of mortgage debt was reclassified as mezzanine debt. There was no effect on the overall balance and interest rates.

Contractual Obligations

The following table provides information with respect to our contractual obligations at December 31, 2005, including the maturities and scheduled principal repayments of our secured debt and provides information about the minimum commitments due in connection with our ground lease obligations. We were not subject to unconditional purchase obligations as of December 31, 2005. The table does not reflect available debt extension options.

Contractual Obligations
(in thousands)

Obligation	2006	2007		2008		2009		2010	Thereafter		Total

Long term debt	$1,507	$316,933	(1),(2)	$36,793	(3),(4)	$161,926	(5)	$894,987	$1,858,088	(6)	$3,270,234	(7)
Secured line of credit	—	—		—		83,000		—	—		83,000	(7)
Interest payments-fixed-rate debt (8)	128,155	128,012		128,051		126,024		112,199	256,311		878,752
Capital leases payable (9)	2,488	2,406		2,157		1,017		567	—		8,635
Operating lease obligations (10)	1,506	353		—		—		—	—		1,859
Tenant-related commitments (11)	29,891	2,162		7,643		1,498		56	1,227		42,477
Ground leases	1,915	1,915		1,915		1,915		1,915	136,193		145,768
Total	$165,462	$451,781		$176,559		$375,380		$1,009,724	$2,251,819		$4,430,725

__________
(1)	A one-year extension option available for $250.0 million.

(2)	Maturity accelerated to 2007 for $30.0 million if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.

(3)	We have obtained terms to refinance $250.0 million of this debt in August 2006.

(4)	We have obtained terms to refinance $30.0 million of this debt in August 2006.

(5)	We have obtained a commitment to refinance $155.0 million of this debt in October 2006.

(6)	We have obtained a commitment to refinance $80.0 million of this debt in June 2006.

(7)
On January 5, 2006, we completed the series of transactions with MOF to close the Joint Venture, generating net proceeds to us of approximately $350.0 million. Upon the January 5, 2006 closing of the Joint Venture, our consolidated debt will decrease by approximately $661.3 million. We repaid the secured credit facility balance of $83.0 million and $50.0 million of the Term Loan subsequent to year end with net proceeds from the Joint Venture transaction. As a result of contributing Wells Fargo Center - Denver, San Diego Tech Center, One California Plaza and Washington Mutual Irvine Campus to the Joint Venture, the mortgages for these properties will be deconsolidated. In addition, as of January 5, 2006, upon closing of the Joint Venture, Maguire Macquarie-Cerritos I, LLC, a wholly owned subsidiary of the Joint Venture that owns Cerritos, completed a $95.0 million, ten-year, interest-only mortgage financing with LaSalle Bank National Association, bearing interest at a fixed rate of 5.54% with a maturity date of February 1, 2016. Cerritos is a Joint Venture property and monthly debt service payments will be made by the Joint Venture. However, our Operating Partnership is the guarantor on the mortgage. As a result, our contribution of Cerritos to the Joint Venture will not qualify for gain recognition in accordance with SFAS No. 66. The guaranty expires on January 5, 2009.

(8)
As of December 31, 2005, 73.7% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 26.3% of our debt bears interest at variable rates and the variable rate payments are based on LIBOR plus a spread that ranges from 0.824% to 6.625%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of December 31, 2005, the one-month LIBOR was 4.39%.

(9)	Includes interest and principal payments.

(10)	Includes master lease obligations for Austin Research Park and One Renaissance Square.

(11)	Tenant-related capital commitments based on executed leases as of December 31, 2005.

The credit facility and certain other secured debt agreements contain covenants and restrictions requiring the company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limitation of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all its covenants at December 31, 2005.

Off Balance Sheet Items

We had no off balance sheet items as of December 31, 2005. Except for One California Plaza, which is 95% owned, our Operating Partnership owns 100% of our office, hotel and parking garage properties subject only to certain ground and air space leases.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31,
	2005	2004	Increase/ Decrease
	(in thousands)

Net cash provided by operating activities	$104,817	$105,113	$(296)
Net cash used in investing activities	$(1,494,618)	$(614,155)	$(880,463)
Net cash provided by financing activities	$1,370,340	$529,802	$840,538

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Net cash provided by operating activities decreased $0.3 million. The decrease is primarily due to a decrease in working capital primarily due to an increase in receivables partially offset by positive net operating cash flow from the CommonWealth portfolio acquisition in March 2005 and the San Diego Tech Center acquisition in April 2005.

Net cash used in investing activities increased $880.5 million primarily due to the $1.55 billion paid for the CommonWealth portfolio acquisition on March 15, 2005, the San Diego Tech Center acquisition on April 6, 2005, the World Trade Center Garage acquisition on May 31, 2005 and the Edwards Theatre parcel acquisition at Park Place II on December 29, 2005. In comparison, we acquired Park Place I, Park Place II, Washington Mutual Irvine Campus and Lantana Media Campus for $558.0 million (excluding debt assumed and seller-provided financing) during the year ended December 31, 2004. In addition, we paid $15.3 million more in the current period for real estate improvements and paid pre-development costs of $20.2 million. Such increases were partially offset by $112.9 million in higher net proceeds from the sales of Austin Research Park I and II, One Renaissance Square and the BOSA land at Park Place II and a $34.1 million reduction in funding of restricted cash accounts.

Net cash provided by financing activities increased $840.5 million. The increase was primarily due to $1.48 billion in net new borrowings and other financing activities during 2005 compared to $390.2 million in net new borrowings and other financing activities during 2004. In addition, we received a $5.9 million contribution from MOF for a 5% share of One California Plaza, one of our Joint Venture properties, which did not occur in the prior year. These increases are offset by $14.5 million of refinancing deposits paid in 2005 compared to $0.3 million paid in 2004. In addition, we received approximately $241.0 million of net proceeds from the sale of our preferred stock in January 2004 with no comparable activity in the current period.

Recent Accounting Pronouncements

In July 2005, the FASB issued Staff Position SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”. The EITF reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive “kick-out rights,” the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause or the limited partners possess substantive participating rights. This FASB issued Staff Position eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FASB issued Staff Position is now effective for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FASB issued Staff Position is effective no later than January 1, 2006. This FASB issued Staff Position is not expected to have a material impact on our financial position or results of operation upon an adoption.

In March 2005, the FASB issued Statement of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies guidance provided in SFAS 143, “Accounting for Asset Retirement Obligations”. The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on our results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” The Statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition and results of operations upon adoption.

In June 2005, the FASB issued EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, (“EITF 05-06”) to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on our results of operations or financial condition.

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

As of December 31, 2005, we had outstanding approximately $3,353.2 million of consolidated debt, of which approximately $880.9 million, or 26.3%, was variable rate debt. On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in October 2006 in connection with the anticipated $273.0 million refinancing of 777 Tower at a fixed rate of 5.84%. The notional amount of the swap is $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.895%. On July 29, 2005, we entered into terms for a $458.0 million forward-starting interest rate commitment relating to the anticipated refinancing of our Gas Company Tower and World Trade Center garage properties in August 2006 with a new $458.0 million, ten-year, fixed-rate, interest-only mortgage loan at 5.35%, including the estimated cost of the forward commitment. On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%.

To determine fair value, fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At December 31, 2005, the fair value of our fixed rate debt is estimated to be $2,414.7 million compared to its carrying value of $2,472.4 million. The fair value of the variable rate debt is equal to its carrying value.

If interest rates were to increase by 10% of the average federal government treasury securities yield rates (or 50 basis points), the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.4 million annually and the fair value of our $2,472.4 million principal amount of outstanding fixed rate debt would decrease by approximately $66.7 million. If interest rates were to decrease by 10%, or 50 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.4 million annually and the fair value of our $2,472.4 million principal amount of outstanding fixed rate debt would increase by approximately $69.0 million.

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

The table below lists our principal derivative instruments, and their fair values as of December 31, 2005 and December 31, 2004 (in thousands):

				Fair Value
	Notional Value	Strike Rate	Effective Date	Expiration Date	2005	2004

Forward starting interest rate swap	$261,900	4.90%	10/10/2006	10/10/2013	$46	$-
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	1	32
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	-	3
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	(1)	(35)
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	942	646
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(942)	(646)
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	115	-
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	36	-
Total					$197	$-

MAGUIRE PROPERTIES, INC. AND
MAGUIRE PROPERTIES PREDCESSOR

NOTES TO FINANCIAL STATEMENTS

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.

Consolidated Financial Statements of Maguire Properties, Inc. and the Maguire Properties’ Predecessor

Report of Independent Registered Public Accounting Firm	67

Consolidated Balance Sheets for the Company as of December 31, 2005 and December 31, 2004	68

Consolidated and Combined Statements of Operations for the Company for the years ended December 31, 2005 and 2004 and for the period from June 27, 2003 through December 31, 2003 and for the Maguire Properties’ Predecessor for the period from January 1, 2003 through June 26, 2003	69

Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) and Comprehensive Income (Loss) for the Company for the years ended December 31, 2005 and 2004, for the period from June 27, 2003 through December 31, 2003 and for the Maguire Properties’ Predecessor for the period from January 1, 2003 through June 26, 2003	70

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	72

Notes to Consolidated and Combined Financial Statements	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Maguire Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Maguire Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Maguire Properties, Inc. and subsidiaries for the years then ended and the related consolidated statements of operations, stockholders’ equity and comprehensive income for the period from June 27, 2003 (commencement of operations) through December 31, 2003, the related combined statements of operations and owners’ deficit of Maguire Properties Predecessor, as defined in note 1, for the period from January 1, 2003 through June 26, 2003 and the related consolidated and combined statement of cash flows of Maguire Properties, Inc. and subsidiaries and Maguire Properties Predecessor for the year ended December 31, 2003. These consolidated and combined financial statements are the responsibility of Maguire Properties, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maguire Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended and the results of their operations for the period from June 27, 2003 (commencement of operations) through December 31, 2003, the combined results of operations of Maguire Properties Predecessor for the period from January 1, 2003 through June 26, 2003 and the consolidated and combined cash flows of Maguire Properties, Inc. and subsidiaries and Maguire Properties Predecessor for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maguire Properties, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Los Angeles, California
March 15, 2006

MAGUIRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005	December 31, 2004

ASSETS
Investments in real estate:
Land	$411,734	$255,886
Acquired ground leases	30,425	30,425
Buildings and improvements	2,990,657	1,820,347
Land held for development and disposition	194,042	126,519
Tenant improvements	254,804	173,569
Furniture, fixtures and equipment	16,231	12,997
	3,897,893	2,419,743
Less: accumulated depreciation and amortization	(309,270)	(199,078)
	3,588,623	2,220,665

Cash and cash equivalents	45,034	64,495
Restricted cash	69,020	71,123
Rents and other receivables, net of allowance for doubtful accounts of $118 in 2005 and $639 in 2004	16,821	8,038
Deferred rents	38,304	24,734
Due from affiliates	872	3,913
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $89,959 in 2005 and $38,659 in 2004	219,100	152,528
Deferred loan costs, net of accumulated amortization of $7,875 in 2005 and $4,486 in 2004	22,787	15,826
Acquired above market leases, net of accumulated amortization of $27,736 in 2005 and $16,335 in 2004	40,928	37,207
Other assets	27,702	5,365
Total assets	$4,069,191	$2,603,894

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$3,205,234	$1,550,250
Other secured loans	148,000	255,200
Accounts payable and other liabilities	107,515	77,330
Dividends and distributions payable	24,701	24,692
Capital leases payable	7,450	5,408
Acquired lease obligations, net of accumulated amortization of $41,344 in 2005 and $21,723 in 2004	99,584	81,449
Total liabilities	3,592,484	1,994,329

Minority interests	40,070	72,198
Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding
at December 31, 2005 and 2004	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
45,814,651 and 43,258,489 shares issued and outstanding at
December 31, 2005 and 2004, respectively	458	433
Additional paid in capital	665,624	653,099
Unearned and accrued stock compensation, net	(1,196)	(5,184)
Accumulated deficit and dividends	(233,481)	(119,033)
Accumulated other comprehensive income, net	5,132	7,952
Total stockholders' equity	436,637	537,367
Total liabilities, minority interests and stockholders' equity	$4,069,191	$2,603,894

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	THE COMPANY			THE PREDECESSOR
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period June 27, 2003 through December 31, 2003	Period January 1, 2003 through June 26, 2003

Revenues:
Rental	$298,576	$187,748	$73,084	$28,732
Tenant reimbursements	109,201	79,664	35,181	13,367
Hotel operations	24,037	20,519	9,711	8,738
Parking	44,703	33,797	13,731	5,637
Management, leasing and development
services to affiliates	2,972	2,278	2,759	2,349
Interest and other	7,718	2,708	2,906	234
Total revenues	487,207	326,714	137,372	59,057

Expenses:
Rental property operating and maintenance	99,915	69,245	27,600	12,277
Hotel operating and maintenance	15,739	14,497	6,925	6,863
Real estate taxes	42,330	24,430	10,775	2,962
Parking	11,966	9,293	3,733	1,295
General and administrative and other	21,692	17,530	24,507	15,003
Ground leases	2,664	2,657	777	272
Depreciation and amortization	166,878	86,587	30,811	11,387
Interest	157,284	64,235	26,206	24,853
Loss from early extinguishment of debt	1,769	791	46,760	6,667
Total expenses	520,237	289,265	178,094	81,579
(Loss) income from continuing operations before
equity in net (loss) income of real estate entities and minority interests	(33,030)	37,449	(40,722)	(22,522)
Equity in net (loss) income of real estate entities	-	-	(25)	1,648
Minority interests attributable to continuing operations	9,516	(3,982)	9,731	(275)
(Loss) income from continuing operations	(23,514)	33,467	(31,016)	(21,149)

Loss from discontinued operations before minority interests	(375)	-	-	-
Minority interests attributable to discontinued operations	71	-	-	-
Loss from discontinued operations	(304)	-	-	-

Net (loss) income	(23,818)	33,467	(31,016)	(21,149)

Preferred stock dividends	(19,064)	(17,899)	-	-
Net (loss) income available to common shareholders	$(42,882)	$15,568	$(31,016)	$(21,149)

Basic and diluted (loss) income per share
from continuing operations available to common shareholders	$(0.99)	$0.37	$(0.74)

Basic and diluted (loss) income per share available to
common shareholders	$(0.99)	$0.36	$(0.74)

Weighted-average common shares outstanding:
Basic	43,513,810	42,504,134	42,009,487

Diluted	43,513,810	42,679,124	42,009,487

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND
OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(in thousands except share data)

	Number of Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Unearned and Accrued Stock Compensation, Net	Accumulated Deficit and Dividends	Accumulated Other Comprehensive Income, Net	Owners’ Deficit	Total

The Predecessor
Balance at December 31, 2002	-	$-	$-	$-	$-	$-	$-	$(146,279)	$(146,279)

Contributions	-	-	-	-	-	-	-	1,524	1,524
Distributions	-	-	-	-	-	-	-	(70,339)	(70,339)
Net loss	-	-	-	-	-	-	-	(21,149)	(21,149)
Balance at June 26, 2003	-	-	-	-	-	-	-	(236,243)	(236,243)

The Company
Reclassify Predecessor owners’ deficit	-	-	-	(236,243)	-	-	-	236,243	-
Net proceeds from sale of common stock	41,986,500	-	420	721,575	-	-	-	-	721,995
Issuance of fully vested restricted common stock	343,421	-	3	6,552	-	-	-	-	6,555
Issuance of unvested restricted common stock, net of minority interests	315,790	-	3	5,997	(4,767)	-	-	-	1,233
Record minority interests for former owners’ continuing interests	-	-	-	(106,448)	-	-	-	-	(106,448)
Fair value of Operating Partnership units granted to minority owners of the Predecessor	-	-	-	14,700	-	-	-	-	14,700
Net loss	-	-	-	-	-	(31,016)	-	-	(31,016)
Other comprehensive income for fair value of interest rate swaps net of minority interests	-	-	-	-	-	-	6,549	-	6,549
Comprehensive net loss									(24,467)
Vesting of restricted stock and accrued that will be issued, net of minority interests	-	-	-	-	967	-	-	-	967
Dividends	-	-	-	-	-	(34,868)	-	-	(34,868)
Balance at December 31, 2003	42,645,711	-	426	406,133	(3,800)	(65,884)	6,549	-	343,424
Issuance of unvested restricted common stock, net of minority interests	141,414	-	2	3,498	(2,782)	-	-	-	718
Net proceeds from sale of preferred stock	-	-	-	240,626	-	-	-	-	240,726
Operating partnership units converted to fully vested common stock, net of minority interests	471,364	100	5	3,041	(9)		12	-	3,049
Offering costs	-	-	-	(199)	-	-	-	-	(199)
Net income	-	-	-	-	-	33,467	-	-	33,467
Other comprehensive income recognized, related to interest rate swaps, that were sold, net of minority interests	-	-	-	-	-	-	1,391	-	1,391
Comprehensive net income									34,858
Vesting of restricted stock and accrued compensation for restricted stock that were issued, net of minority interests	-	-	-	-	1,407	-	-	-	1,407
Dividends	-	-	-	-	-	(86,616)	-	-	(86,616)
Balance at December 31, 2004	43,258,489	$100	$433	$653,099	$(5,184)	$(119,033)	$7,952	$-	$537,367

MAGUIRE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND
OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (continued)
(in thousands except share data)

	Number of Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Unearned and Accrued Stock Compensation, Net	Accumulated Deficit and Dividends	Accumulated Other Comprehensive Income, Net	Owners' Deficit	Total

Issuance of vested employee restricted stock grants	21,907	-	-	-	-	-	-	-	-
Forfeited shares, net of minority interests	-	-	-	(1,174)	1,174	-	-	-	-
Operating partnership units converted to fully vested common stock, net of minority interests	2,534,255	-	25	13,699	(214)	(584)	338	-	13,264
Net loss	-	-	-	-	-	(23,818)	-	-	(23,818)
Other comprehensive income recognized, related to interest rate swaps, that were sold, net of minority interests	-	-	-	-	-	-	(3,158)	-	(3,158)
Comprehensive net income									(26,976)
Stock compensation expense, net of minority interests	-	-	-	-	3,028	-	-	-	3,028
Dividends	-	-	-	-	-	(90,046)	-	-	(90,046)
Balance at December 31, 2005	45,814,651	$100	$458	$665,624	$(1,196)	$(233,481)	$5,132	$-	$436,637

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	THE	THE	THE COMPANY &
	COMPANY	COMPANY	PREDECESSOR
	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Cash flows from operating activities:
Net (loss) income:	$(23,818)	$33,467	$(52,165)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities (including
discontinued operations):
Minority interests	(9,587)	3,982	(9,456)
Equity in net income of real estate entities	-	-	(1,623)
Distributions received from real estate entities	-	-	1,602
Depreciation and amortization	166,878	86,587	42,198
Write-off of capitalized costs related to
terminated lease	-	-	1,800
Revenue recognized related to acquired lease
obligations, net of acquired above market leases	(7,900)	(2,503)	(2,294)
Compensation expense for equity-based awards	3,585	1,833	7,738
Loss on extinguishment of debt, including amounts
for discontinued operations	2,441	791	7,499
Loss on extinguishment of debt applied to loan
premium	-	-	(33,648)
Amortization of deferred loan costs	5,356	3,929	5,499
Write-off of related party receivables	-	-	3,108
Change in fair value of interest rate caps	88	108	567
Amortization of deferred gain from sale of interest rate swaps	(3,812)	(1,873)	-
Changes in assets and liabilities:
Rents and other receivables	(8,783)	(151)	(7,499)
Deferred rents	(13,570)	(10,605)	(2,622)
Due from affiliates	3,041	(1,306)	2,587
Deferred leasing costs	(18,389)	(20,742)	(13,944)
Other assets	(7,521)	(2,047)	(51)
Accounts payable and other liabilities	16,808	13,643	(20,122)
Net cash provided by (used in) operating
activities	104,817	105,113	(70,826)

Cash flows from investing activities:
Expenditures for improvements to real estate	(44,538)	(29,227)	(9,482)
Expenditures for predevelopment costs	(20,186)	-	-
Acquisitions of real estate	(1,549,846)	(557,969)	(442,094)
Proceeds and deposits from sales of real estate	117,849	5,000	-
Purchase of tenant participation right	-	-	(11,000)
Change in restricted cash	2,103	(31,959)	16,063
Net cash used in investing activities	(1,494,618)	(614,155)	(446,513)

Cash flows from financing activities:
Proceeds from equity offering - common stock	-	-	797,744
Payment of offering costs - common stock	-	-	(71,841)
Proceeds from equity offering - preferred stock	-	250,000	-
Payment of offering costs - preferred stock	-	(9,473)	-
Payment of loan costs	(14,844)	(3,599)	(19,542)
Proceeds from mortgage loans	1,246,080	584,000	840,000
Proceeds from term loan	450,000	-	-
Proceeds from other secured loans	10,000	140,000	107,000
Borrowings on revolving credit facility	133,000	20,000	-
Principal payments on mortgage loans	(91,000)	(318,000)	(714,072)
Principal payments on term loan	(35,000)	-	-
Principal payments on other secured loans	(146,200)	(41,000)	(291,532)
Repayments on revolving credit facility	(70,000)	-	-
Payment of refinancing deposits	(14,507)	(300)	-
Other financing activities	3,799	-	-
Principal payments on capital leases	(1,757)	(1,129)	-
Proceeds from sale of interest rate swaps	-	9,970	1,550
Proceeds from employees for restricted stock	-	-	7
Contributions from owners of predecessor	-	-	1,524
Contributions from Macquarie Office Trust	5,902	-	-
Payment of dividends to preferred stockholders	(19,064)	(14,721)	-
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(86,069)	(85,946)	(22,401)
Distributions to owners of predecessor	-	-	(70,339)
Net cash provided by financing activities	1,370,340	529,802	558,098
Net (decrease) increase in cash and cash equivalents	(19,461)	20,760	40,759
Cash and cash equivalents at beginning of period	64,495	43,735	2,976
Cash and cash equivalents at end of period	$45,034	$64,495	$43,735

MAGUIRE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	THE	THE	THE COMPANY &
	COMPANY	COMPANY	PREDECESSOR
	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$149,940	$59,585	$49,614

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$21,338	$8,009	$7,377
Accrual for offering costs and reclassification of previously
accrued offering costs to stockholders' equity	-	183	(5,849)
Accrual for dividends and distributions declared	24,701	24,692	21,458
Assumption of mortgage and other secured loans	155,000	164,000	146,250
Buyer assumption of mortgage loans secured by property sold	103,600	-	-
(Decrease) increase in fair value of interest rate swaps	(49)	3,522	7,999
Seller provided financing	-	45,200	-
Other secured loans converted to mortgage loans	44,000	-	-
Increase in investments in real estate and additional
paid in capital for fair value of operating partnership
units granted to minority interest owners of the
Predecessor	-	-	14,700
Increase in investments in real estate and reversal of
minority deficit related to acquisition of the minority
interests in a combined real estate entity	-	-	12,615
Record minority interest for limited partnership units in
the operating partnership by reclassifying from
additional paid in capital	-	-	105,713
Recharacterization of mortgage loan as other secured
loans at lender's request	-	-	20,000
Mortgage loans converted to other secured loans	10,000	-	-
Operating partnership units converted to common stock	13,264	3,049	-
Reclassification of owners' deficit to additional paid
in capital	-	-	236,243
Consolidation of the accounts of US Bank Tower,
Wells Fargo Tower, and Glendale Center as the
result of purchasing controlling interests:
Losses and distributions in excess of
investments in real estate entities	-	-	77,967
Investment in real estate	-	-	693,675
Restricted cash	-	-	30,920
Acquired above market leases	-	-	9,182
Deferred loan costs	-	-	33,027
Mortgage and other secured loans	-	-	(499,214)
Acquired lease obligations	-	-	(34,082)
Other, net	-	-	(34,004)
Cash paid to acquire the property	$-	$-	$277,471

See accompanying notes to the consolidated and combined financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

The terms “Maguire Properties,”“us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”) of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”) and Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, related parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

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

Our operations are carried out primarily through our Operating Partnership and its wholly owned subsidiaries, including our Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership (“Units”). Our Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of December 31, 2005, 2004 and 2003, our company held 85.1%, 80.4% and 79.5% of the common Units of our Operating Partnership.

Through our Operating Partnership, we own a portfolio consisting of 22 office and retail projects (69 buildings), a 350-room hotel, off-site parking garages totaling 5,970 spaces and on-site structured and surface parking totaling 26,107 spaces. We also own undeveloped land that we believe can support up to 10.8 million square feet of office, retail, structured parking and residential uses. In addition, we manage a 1.4 million square foot office, hotel and retail property located in the Dallas/Ft. Worth, Texas area (“Solana”), a housing complex and a parking garage in the Los Angeles Central Business District (“LACBD”), and buildings in West Los Angeles, California, Pasadena, California and Santa Monica, California owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, for which we earn customary fees. The management agreements between us and the entities that own these properties will terminate if and when Mr. Maguire no longer owns an interest in these properties or is no longer bound by his non-competition agreement with us.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

As of December 31, 2005, the majority of our existing portfolio is located in nine Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own a property in Denver, Colorado. Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower - Los Angeles, 777 Tower and One California Plaza - and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II properties, collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center. In the downtown submarket of Denver, we own Wells Fargo Center.

We also own land parcels adjacent to our Glendale properties, 777 Tower, Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 587,000, 840,000, 150,000, 194,000, 400,000, 170,000, 1,200,000 and 92,000 net rentable square feet of office developments, respectively. In addition, we own undeveloped land at Park Place II that we believe can support approximately 7.2 million net rentable square feet of office, retail, structured parking and residential uses.

On January 5, 2006, we completed the series of transactions with Macquarie Office Trust (“MOF”) (a property trust listed on the Australian Stock Exchange) to form the Maguire-Macquarie Office LLC (the “Joint Venture”) as further described in Note 22.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements include all of the accounts of Maguire Properties, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. Property interests contributed to our Operating Partnership by Mr. Maguire, and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred as though the entities had been combined at either the beginning of the period or inception. Prior to the combination, Maguire Properties and our Operating Partnership had no significant operations; therefore, the combined operations for the period prior to June 27, 2003, represent primarily the operations of the Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above- market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. The leases do not currently include any below-market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed rate renewal periods.

In addition to the intangible value for above-market leases and the intangible negative value for below-market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and avoided revenue losses are calculated and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the company’s real estate because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Development Activities

Project costs clearly associated with the acquisition development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to the Company’s development activities, and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

 building shell of a real estate project is completed, the costs capitalized to construction in progress recorded in land held for development and disposition are transferred to land and buildings and improvements on the consolidated balance sheets as the historical cost of the property. As of December 31, 2005, we have incurred $24.4 million of pre-development costs. Interest capitalized for the year ended December 31, 2005 and December 31, 2004 was $3.6 million and $0, respectively.

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

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination we consider all of the above factors. However, no one factor is determinative in reaching a conclusion.

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $13.6 million, $10.6 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired lease obligations increased revenue by $7.9 million, $2.5 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables in the accompanying consolidated balance sheets. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Parking income is recognized in the period the revenue is earned. Lease termination fees, which are included in other income in the accompanying consolidated and combined statements of operations, are recognized when the related leases are canceled, the leased space has been vacated and we have no continuing obligation to provide services to such former tenants.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

We have elected to treat each Services Company we own as a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for our Services Companies and Subsidiaries for the periods presented in the accompanying consolidated and combined statements of operations due to the utilization of net operating loss carryforwards.

The Predecessor’s real estate entities were partnerships and limited liability companies, and its property management, leasing and real estate development operations were held by a partnership. Under applicable federal and state income tax rules, the allocated share of net income or loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying combined financial statements for the period from January 1, 2003 through June 26, 2003.

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

Prior to the adoption of FAS 123(R), we applied APB 25 to account for our stock-based awards. Under APB 25, we generally only recorded stock-based compensation expense for restricted stock, which amounted to $1.8 million for the year ended December 31, 2004 and $1.2 million for the period from June 27, 2003 through December 31, 2003. Under the provisions of APB 25, we were not required to recognize compensation expense for stock options. Beginning in the second quarter of 2005, with the adoption of FAS 123(R), we recorded stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the year ended December 31, 2005 was $4.0 million.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect on net (loss) income available to common shareholders and (loss) earnings per share if we had recorded compensation expense based on the fair value method for all Equity Classified Awards for the periods presented (in thousands, except per share amounts):

			Period from June 27, 2003 through December 31, 2003
	Year Ended December 31,
	2005	2004

Reported net (loss) income available to common shareholders	$(42,882)	$15,568	$(31,016)
Add: Total stock-based employee compensation expense included in reported net (loss) income, net of minority interests	2,924	1,462	966
Less: Total stock-based employee compensation expense determined under the fair value method, net of minority interests	(2,924)	(1,644)	(1,051)
Pro forma net (loss) income available to common shareholders	$(42,882)	$15,386	$(31,101)
Earnings per share from continuing operations available to common shareholders:
Basic - as reported	$(0.99)	$0.37	$(0.74)
Diluted - as reported	$(0.99)	$0.36	$(0.74)
Basic and diluted - pro forma	$(0.99)	$0.36	$(0.74)

The fair market value of each stock option granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model with the following weighted-average assumptions for grants in 2005, 2004 and 2003.

Assumption Price	2005	2004	2003

Dividend yield	5.2% - 5.7%	6.5%	8.3%
Expected life of option	36 months	36 months	36 months
Contractual term of option	10 years	10 years	10 years
Risk-free interest rate	3.94% - 4.5%	4.60%	3.41%
Expected stock price volatility	17.24% - 22.49%	29.34%	15.00%
Number of steps	500	500	500
Fair value of options (per share) on grant date	$3.34 - $4.00	$4.18	$1.21

Derivative Financial Instruments

We enter into derivative contracts to minimize the volatility that changes in interest rates on our variable-rate debt could have on our future cash flows. We do not enter into derivatives for speculative purposes. We employ derivatives that are intended to manage our exposure to interest rate risk. Our derivatives are designated as cash flow or fair value hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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

3. Related Party Transactions

We have receivables due from entities controlled by Mr. Robert F. Maguire III, our Chairman and Chief Executive Officer, in the amount of $0.9 million and $3.9 million as of December 31, 2005 and December 31, 2004, respectively. These amounts are for management fees, development fees, leasing commissions and other operating expense reimbursements and were current as of December 31, 2005.

Our Operating Partnership was party to option agreements with entities controlled by Mr. Maguire relating to an office property in Santa Monica, California (“1733 Ocean Avenue”), an office property in the Tri-Cities area, Western Asset Plaza and a 12.5% interest in an entity that owns two existing office buildings and adjacent developable land, each in West Los Angeles, California (“Playa Vista - Water’s Edge”). Additionally, we had a right of first offer relating to Solana in the Dallas/Ft. Worth, Texas area, and a 322-acre Solana land parcel, each of which is controlled by Mr. Maguire. As described in Note 23, we terminated the option agreements and rights of first offer subsequent to December 31, 2005. We will continue to be compensated for asset management and leasing services for the Western Asset Management, 1733 Ocean Avenue and Solana properties.

We have entered into a lease for 17,207 square feet at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by our company, which, at December 31, 2005 and December 31, 2004, amounted to 14.9% and 19.6%, respectively. In conjunction with the formation of our company, Mr. Maguire and entities controlled by him and certain other persons and entities contributing ownership interests in the Predecessor properties to our Operating Partnership received Units. Limited partners who acquired Units in the formation transactions had the right, commencing on or after August 27, 2004, to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, from August 27, 2004 onwards, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the period August 27, 2004 through December 31, 2005, our Operating Partnership redeemed a total of 3,005,619 Units upon instruction from limited partners for an equivalent number of shares. Neither the company nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners.

In addition, the contribution agreements contain a release by us of certain senior officers and directors who are party to contribution agreements (including Mr. Maguire and Richard I. Gilchrist, our former Co-Chief Executive Officer and President) with respect to all claims, liabilities, damages and obligations related to their ownership of the property entities and/or their employment with the Predecessor which existed at the closing of the formation transactions, other than breaches by them or entities related to them, as applicable, of the employment agreements, non-competition agreements and contribution agreements entered into by them and these entities in connection with the formation transactions.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

5. Debt

A summary of our outstanding indebtedness as of December 31, 2005 and 2004 is as follows:

	Maturity				Principal Outstanding
	Date		Interest Rate		December 31, 2005	December 31, 2004

Term Loan	03/15/10		LIBOR + 1.75%		$415,000	$-
US Bank Tower Mortgage	07/01/13		4.66%		260,000	260,000
Gas Company Tower and
808 South Olive Garage:
Mortgage (1)	07/06/07	(2)	LIBOR + 0.824%	(3)	230,000	230,000
Senior Mezzanine (1)	07/07/08	(4)	LIBOR + 3.750%	(5)	30,000	30,000
Junior Mezzanine (1)	07/06/07	(2)	LIBOR + 6.625%	(6)	20,000	20,000
Wells Fargo Tower (CA) Mortgage	07/01/10		4.68%	(7)	250,000	250,000
KPMG Tower Mortgage	11/01/11		5.14%		210,000	210,000
Park Place I Mortgage	11/01/14		5.64%		170,000	170,000
One California Plaza Mortgage (8)	12/01/10		4.73%		146,250	146,250
Washington Mutual Mortgage (8)	12/11/11		5.07%		106,000	106,000
Lantana Mortgage	01/06/10		4.94%		98,000	98,000
Glendale Center Mortgage (9)	11/01/13		5.73%		80,000	80,000
Wells Fargo Center (CO) Mortgage (8)	04/06/15		5.26%		276,000	-
Pacific Arts Plaza Mortgage	04/01/12		5.15%		270,000	-
777 Tower Mortgage (10), (11)	09/10/09		4.81%		114,504	-
777 Tower Mortgage (10)	09/10/09		LIBOR + 0.90%		40,000	-
San Diego Tech Center Mortgage (8)	04/11/15		5.70%		133,000	-
Regents Square I & II Mortgage	04/01/12		5.13%		103,600	-
Park Place II Mortgage	03/12/12		5.39%		100,000	-
801 North Brand Mortgage	04/06/15		5.73%		75,540	-
Wateridge Plaza Mortgage	04/09/07		LIBOR + 1.75%	(12), (13)	47,880	-
Wateridge Plaza Mezzanine	04/09/07		LIBOR + 1.75%	(12), (13)	15,000	-
Mission City Corporate Center Mortgage	04/01/12		5.09%		52,000	-
700 North Central Mortgage	04/06/15		5.73%		27,460	-
Revolving Credit Facility	03/15/09	(14)	LIBOR + 1.75%		83,000	-
Revolving Credit Facility	06/27/06	(14)	LIBOR + 2.13%		-	20,000
Park Place II Mortgage (15)	01/22/06		LIBOR + 1.75%		-	140,000
					3,353,234	1,760,250

Washington Mutual Secured Loan (16)	12/13/05		2.82%		-	45,200
Total Consolidated Debt					$3,353,234	$1,805,450

__________
(1)
On July 29, 2005, we entered into terms for a $458.0 million loan to refinance the Gas Company Tower and 808 South Olive garage debts in August 2006 at an effective interest rate of 5.35%, including the cost of the forward commitment.

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

(7)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with a weighted average interest rate of 4.68%.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(8)	Effective January 5, 2006, these properties are owned by the Joint Venture in which we retained a 20% interest.

(9)
On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into an interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%.

(10)
On May 2, 2005, we entered into terms for a $273.0 million fixed-rate loan to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(11)	Net of loan discount of $0.5 million as of December 31, 2005.

(12)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(13)	On September 27, 2005, $10.0 million of mortgage debt was reclassified as mezzanine debt. There was no effect on the overall balance and interest rates.

(14)
We replaced this credit facility on March 15, 2005 with a new $100.0 million secured revolving credit facility, which matures on March 15, 2009 and currently bears interest of LIBOR + 1.75%. The spread may fluctuate between 1.50% and 2.00%, depending on our consolidated leverage ratio.

(15)
We partially refinanced the Park Place II bridge loan, outstanding as of December 31, 2004, with a new $100.0 million, seven-year fixed-rate, interest-only mortgage loan and repaid the remaining balance of the bridge loan with the proceeds of the BOSA land sale on November 9, 2005.

(16)
This note payable was collateralized with a letter of credit fully secured by an interest-bearing cash deposit. The note and related accrued interest were repaid on November 21, 2005 from the proceeds of the cash deposit.

As of December 31, 2005 and 2004, one-month LIBOR was 4.39% and 2.40%, respectively. The weighted average interest rate of our debt was 5.36% and 4.69% as of December 31, 2005 and 2004, respectively.

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

As of December 31, 2005, principal payments due for our mortgages and other secured loans are as follows (in thousands):

2006	$1,507
2007	316,933
2008	36,793
2009	244,926
2010	894,987
Thereafter	1,858,088
Total	$3,353,234

As of December 31, 2005, of our total secured loans of $3,353.2 million, $498.0 million may be prepaid with no penalty, $1,645.6 million may be defeased after various lockout periods ranging from July 2005 through July 2007 (as defined in the underlying loan agreements) and $1,209.6 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates ranging from November 2006 through December 2007 (as specified in the underlying loan agreements).

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Certain mortgage and other secured loans were repaid or defeased, which resulted in prepayment penalties, exit fees and defeasance costs. Such costs along with the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt that was repaid, are presented as loss from early extinguishment of debt in the accompanying consolidated and combined statements of operations. As of December 31, 2005, 2004 and 2003, costs resulting in losses from early extinguishment of debt totaled $2.4 million (including discontinued operations), $0.8 million and $53.4 million, respectively.

In connection with financing the portfolio acquisition from Fifth Street Properties, LLC (“FSP”), an affiliate of CommonWealth Partners, LLC (the “CommonWealth” portfolio acquisition), we obtained approximately $1,032.2 million in fixed-rate mortgage debt with a weighted average rate of 5.19% (including the assumption of the $115.0 million 777 Tower fixed-rate mortgage), $104.9 million in variable-rate mortgage debt at LIBOR plus 2.0% to 2.25% and assumed the $40.0 million 777 Tower variable-rate mortgage at LIBOR plus 0.90%. To fund a portion of the CommonWealth portfolio acquisition, Maguire Properties Holdings I, LLC, a wholly owned subsidiary of the Operating Partnership, completed a $450.0 million, five-year financing (the “Term Loan”) with Credit Suisse First Boston (“CSFB”). The Term Loan has a variable interest rate of LIBOR plus 1.75% and requires quarterly principal payments of $1.125 million, the first of which was due June 30, 2005 and extends through December 31, 2009, with the remaining outstanding principal balance due at maturity on March 15, 2010. The Term Loan is guaranteed by the Operating Partnership.

Also in connection with the issuance of the Term Loan, CSFB originated a new $100.0 million secured revolving credit facility, which replaced our prior $100.0 million revolving credit facility. Our new revolving credit facility currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The new revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and new revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties, the undeveloped land parcel at Washington Mutual Irvine Campus, pledges of equity interest in substantially all property owning subsidiaries of our Operating Partnership and pledges of our interest in the equity of the properties that are part of the Joint Venture. As of December 31, 2005, we had outstanding borrowings of $83.0 million on our new revolving credit facility. Upon the January 5, 2006 closing of the Joint Venture, we repaid the secured credit facility balance of $83.0 million and $50.0 million of the Term Loan with the closing proceeds. See Note 22 “Joint Venture” of the Notes to Consolidated and Combined Financial Statements section herein.

  Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.

  On March 15, 2005, we repaid a portion of the Park Place II bridge loan with the net proceeds from a new $100.0 million, seven-year, fixed-rate, interest-only mortgage on Park Place II at 5.39% and repaid the remaining $44.0 million with proceeds from the sale of seven acres of land to BOSA Development California II, Inc. (“BOSA”) on November 9, 2005.

  In connection with our acquisition of San Diego Tech Center on April 6, 2005, we obtained a $133.0 million, ten-year, interest-only mortgage loan with a fixed rate of 5.70%.

  In connection with the refinancing of our credit facility and the repayment of the bridge loan at Park Place II, we wrote off approximately $1.3 million in unamortized deferred loan costs, which are presented as loss from early extinguishment of debt in the accompanying consolidated statements of operations.

As a result of the dispositions of One Renaissance Square and Austin Research Park I and II, we repaid the $42.0 million debt secured by Austin Research Park I and II and the $103.6 million debt secured by One Renaissance Square was assumed by the buyer. We used the net proceeds from the dispositions to pay down $35.0 million of our Term Loan. These early repayments have prefunded the remaining quarterly principal payments required under our Term Loan through maturity. We wrote off approximately $1.1 million in unamortized deferred loan costs, $0.7 million of which is included in loss from early extinguishment of debt in the accompanying consolidated statements of operations, with the remainder included in loss from discontinued operations.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The terms of our secured revolving credit facility and Term Loan include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. At December 31, 2005, we were in compliance with all such covenants.

Effective January 5, 2006, in connection with the Joint Venture, we obtained approvals from the applicable lenders for the sale of certain properties to the Joint Venture.

  Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity.

We have agreed to use commercially reasonable efforts to make an aggregate $591.8 million of indebtedness available for guarantee by Mr. Maguire, certain entities owned and controlled by Mr. Maguire and an entity controlled by certain former senior executives of the Predecessor. As of December 31, 2005, $591.8 million of our debt is subject to such guarantees.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

6. (Loss) Earnings per Share

(Loss) earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted earnings per share (in thousands except share and per share amounts):

	Year Ended December 31,		Period from June 27, 2003 to December 31, 2003
	2005	2004

(Loss) income from continuing operations	$(23,514)	$33,467	$(31,016)
Preferred dividends	(19,064)	(17,899)	-
(Loss) income from continuing operations available to common shareholders	(42,578)	15,568	(31,016)
Loss from discontinued operations	(304)	-	-
Net (loss) income available to common shareholders	$(42,882)	$15,568	$(31,016)

Weighted average common shares outstanding - basic	43,513,810	42,504,134	42,009,487

Potentially dilutive securities (1),(2):
Stock options	-	119,530	-
Restricted stock	-	55,460	-
Weighted average common shares outstanding - diluted	43,513,810	42,679,124	42,009,487

(Loss) earnings per share - basic:
(Loss) income per share from continuing operations available to common shareholders	$(0.98)	$0.37	$(0.74)
Loss per share from discontinued operations	(0.01)	-	-
Net (loss) income per share available to common shareholders	$(0.99)	$0.37	$(0.74)

(Loss) earnings per share - diluted:
(Loss) income per share from continuing operations available to common shareholders	$(0.98)	$0.36	$(0.74)
Loss per share from discontinued operations	(0.01)	-	-
Net loss (income) per share available to common shareholders	$(0.99)	$0.36	$(0.74)
__________
(1)
For the year ended December 31, 2005, the effect of the assumed exercise of 577,500 potentially dilutive outstanding stock options and the effect of 267,316 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

(2)
For the period June 27, 2003 through December 31, 2003, the effect of the assumed exercise of 530,000 potentially dilutive outstanding stock options and the effect of 552,153 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

7. Stockholders’ Equity

Shares and Units

We pay cumulative dividends on our Series A Preferred Stock from the date of original issuance in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share. Dividends on our Series A Preferred Stock are payable quarterly in arrears. Our Series A Preferred Stock does not have a stated maturity and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our Series A Preferred Stock will rank senior to our common stock with respect to the payment of distributions. We are not allowed to redeem our Series A Preferred Stock before January 30, 2009, except in limited circumstances to preserve our status as a REIT. On or after January 30, 2009, we may, at our option, redeem our series A preferred stock, in whole or from time to time in part, for cash at a redemption price of $25.00 per share, plus all accumulated and unpaid dividends on such Series A Preferred Stock up to and including

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

the redemption date. Holders of our Series A Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other events. Our Series A Preferred Stock are not convertible into or exchangeable for any other property or securities of our company. We had 10,000,000 shares of Series A Preferred Stock outstanding as of December 31, 2005 and 2004. We own 10,000,000 7.625% Series A Cumulative Preferred Units, representing limited partnership units in our Operating Partnership, the terms of which have essentially the same economic characteristics as the Series A Preferred Stock.

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of our Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock on a one-for-one basis after August 27, 2004. During the period August 27, 2004 through December 31, 2005 3,005,619 Units were converted to common stock on a one-for-one basis. We had 45,814,651 and 43,258,489 shares of common stock and 7,993,779 and 10,528,034 of Units outstanding as of December 31, 2005 and December 31, 2004, respectively.
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

On December 15, 2005, we declared a dividend to common stockholders of record and our Operating Partnership declared a distribution to Unit holders of record, in each case as of December 31, 2005, of $0.40 per common share and Unit, for the quarter ended December 31, 2005. These dividends and distributions were paid on January 31, 2006. This is equivalent to an annual rate of $1.60 per common share and Unit.

On December 15, 2005, we declared a dividend to holders of record of our Series A Preferred Stock as of December 31, 2005 of $0.4766 per preferred share. This dividend is payable for the quarter ended January 31, 2006 and was paid on January 31, 2006. This is equivalent to an annual rate of $1.9064 per preferred share.

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Dividends declared per common share	$1.6000	$1.6000	$0.8176
Less: Dividends declared in the current year, and paid in the following year	(0.4000)	(0.4000)	(0.4000)
Add: Dividends declared in the prior year, and paid in the current year	0.4000	0.4000	-
Dividends paid per common share	$1.6000	$1.6000	$0.4176

The income tax treatment for distributions reportable for the years ended December 31, 2005, 2004 and 2003 as identified in the above, was as follows (unaudited):

	2005		2004		2003

Ordinary Income	$0.0576	3.60%	$0.6512	40.70%	$-	0.00%
Return of capital	1.5424	96.40%	0.9488	59.30%	0.4176	100.00%
	$1.6000	100.00%	$1.6000	100.00%	$0.4176	100.00%

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Distributions of preferred stock dividends for the year ended December 31, 2005 and 2004 were treated as ordinary income for income tax purposes.

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

On March 31, 2005, we granted 9,218 shares of restricted stock at $23.88 (the price of one share of our common stock on the New York Stock Exchange as of March 31, 2005) to employees (excluding certain members of senior management) representing a one time grant under our Incentive Award Plan, that vest in four quarterly installments on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. Between March 31, 2005 and July 1, 2005, we granted 10,309 shares of restricted stock at a range from $23.70 to $28.34 to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2005, 2006 and 2007.

Between March 31, 2005 and July 1, 2005, we granted 10,289 shares of restricted stock at a range from $23.70 to $28.34 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan, which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days. As of December 31, 2005, 9,768 shares of restricted stock have vested.

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

The amount payable for the absolute component of the senior management awards is based upon the amount by which the annualized total shareholder return over the period exceeds 9%. The amount payable for the relative component requires us to obtain an annualized total shareholder return that is above the greater of our annualized total stock return over 9% or the NAREIT office index during the same period. Management will receive a total award in an amount between 2.5% and 10% of the excess return over a base of $23.91 per share.

The awards are to be paid in common stock, or at our option, in cash; however it is our intent to settle with stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of the awards exceed $50.0 million. We are accounting for the awards as equity classified awards under FAS 123(R). The aggregate fair value of the awards at the date of the grant was approximately $7.0 million (obtained by a third party appraisal using the Monte Carlo Simulation Method), which will be recorded as compensation expense, on a straight-line basis, over the derived requisite service period of five years. For the year ended December 31, 2005, the compensation expense related to the cost of the senior management compensation program was $966,700.

On December 8, 2005, Mr. Gilchrist resigned as a member of our board of directors and effective January 1, 2006 resigned as an officer of our company. As of January 1, 2006, he forfeited 105,263 shares of restricted stock originally valued at $19.00 per share. The remaining 52,632 shares of restricted stock will be recognized as compensation cost over the remaining life of the original vesting period on June 27, 2006, in accordance with the terms of Mr. Gilchrist’s consulting agreement.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

A summary of our restricted stock as of December 31, 2005, 2004 and 2003 is presented below:

	Restricted Shares		Weighted Average Grant-Date Fair Value

Unvested restricted stock granted on June 27, 2003	315,790		$19.00
Vested	-		-
Forfeited	-		-
Unvested restricted stock at December 31, 2003	315,790		19.00
Granted on June 27, 2004	141,414		24.75
Vested	(98,459)		20.65
Forfeited	-		-
Unvested restricted stock at December 31, 2004	358,745		20.81
Granted during 2005	29,816		23.97
Vested	(120,365)		21.24
Forfeited	(880)		23.88
Unvested restricted stock at December 31, 2005	267,316	*	$20.97
__________
*	Includes 105,263 shares of unvested restricted stock that was forfeited by Mr. Gilchrist as of January 1, 2006.

The compensation cost related to the 267,316 shares of unvested restricted stock at December 31, 2005 not yet recognized is approximately $4.2 million. The weighted average period over which this expense is to be recognized is 18 months.

Upon consummation of our IPO, we granted options to certain officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share. 500,000 of these options vest on June 27, 2006, the third anniversary of our IPO. The remaining 30,000 options vest in three equal annual installments on June 27, 2004, 2005, and 2006. On June 3, 2004 and June 7, 2005, we granted our independent directors options to purchase an aggregate of 20,000 shares of common stock at exercise prices of $24.38 and $26.70, respectively, in connection with their reelection to the board, which vest in three equal annual installments from the date of grant. On December 8, 2005, in connection with his election as an independent director to our board of directors to replace Mr. Gilchrist, we granted Mr. Lewis Wolff options to purchase 7,500 shares of common stock at an exercise price of $31.23. These options vest in equal annual installments on December 8, 2007, 2008 and 2009.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

A summary of our stock options is presented below:

	Number of Options	Weighted Average Exercise Price

Options granted on June 27, 2003	530,000	$19.00
Exercised	-	-
Forfeited	-	-
Options outstanding as of December 31, 2003	530,000	19.00
Granted	20,000	24.38
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2004	550,000	19.20
Granted	27,500	27.94
Exercised	-	-
Forfeited	-	-
Options outstanding as of December 31, 2005	577,500	$19.61

Options exercisable as of December 31, 2005	26,667	$20.35

The weighted-average remaining contractual term for the 26,667 exercisable stock options was 7.8 years with a total intrinsic value of $281,500 as of December 31, 2005. The weighted-average remaining contractual term for the 577,500 outstanding stock options was 7.6 years with a total intrinsic value of $6.5 million as of December 31, 2005 and the total compensation cost not yet recognized is approximately $235,000, which will be recognized through June 2008.

9. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2005 and 2004 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable, capital lease payable, dividends and distribution payable and other liabilities approximate fair value because of the short-term nature of these instruments. As described in Note 10, the interest rate cap and interest rate swap financial instruments are recorded at fair value.

We calculate the fair value of our mortgage and other secured loans based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.

On December 31, 2005 the aggregate fair value of our mortgage and other secured loans is estimated to be $3,295.6 million compared to the carrying value of $3,353.2 million. As of December 31, 2004 the fair value of our loans was estimated to be $1,781.9 million compared to the carrying value of $1,805.5 million.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

10. Derivative Instruments

In connection with our IPO, we entered into interest rate swap agreements to fix the floating interest rate associated with $250.0 million of the Gas Company Tower and 808 South Olive Garage loans and $72.0 million of the KPMG Tower mortgage loan. On October 10, 2003 we sold the $72.0 million interest rate swap for $1.6 million. On July 28, 2004, we sold the $250.0 million interest rate swap agreement for $9.9 million. These gains were deferred and are being amortized on a straight-line basis through the original terms as a reduction to interest expense through August 2007 and July 2007, respectively.

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

 As of December 31, 2005, we have no interest rate swap agreements to fix the current floating interest rate associated with our existing debt. However, we have an interest rate swap agreement specifically designated to hedge the anticipated 777 Tower refinanced debt. The net amounts received or paid under our swaps were recognized as an adjustment to interest expense when such amounts were incurred or earned. Our objective in using interest rate swap agreements has been to effectively convert floating rate debt into fixed rate debt, and thereby limit our exposure to interest rate movements.

Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted by SFAS 138 and SFAS 149, establishes accounting and reporting standards for derivative instruments and for hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss), outside of earnings and subsequently recognized to earnings when the hedged transaction affects earnings. No ineffectiveness related to our swaps have been recognized in earnings.

Included in accumulated other comprehensive income as of December 31, 2005 was the fair value of the swap outstanding, which was approximately $46,000, net of minority interests of $7,000 and $6.1 million of deferred gain on the swap that we sold, net of minority interests of $0.9 million. Included in accumulated other comprehensive income as of December 31, 2004 is $9.9 million of deferred gain on swaps and caps that we sold, net of minority interests of $2.0 million. These gains are recognized as a reduction of interest expense over the original lives of the swaps as required by SFAS 133. The amount of gain expected to be amortized in the next twelve months is approximately $3.8 million.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The table below lists our derivative instruments, and their fair values as of December 31, 2005 and 2004:

				Fair Value
	Notional Value	Strike Rate	Effective Date	Expiration Date	2005	2004

Forward starting interest rate swap	$261,900	4.90%	10/10/2006	10/10/2013	$46	$-
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	1	32
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	-	3
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	(1)	(35)
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	942	646
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(942)	(646)
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	115	-
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	36	-
Total					$197	$-

11. Unconsolidated and Uncombined Real Estate Entities

As of December 31, 2005 and 2004, we had no real estate entities that were accounted for as an unconsolidated investment using the equity method of accounting. From June 27, 2003 through August 29, 2003 we had an investment in Glendale Center, which we accounted for using the equity method. For the period January 1, 2003 through June 26, 2003, the Predecessor had indirect investments in the following properties, which were accounted for as uncombined investments using the equity method of accounting:

•	US Bank Tower
•	Wells Fargo Tower
•	Glendale Center

The following is condensed, combined financial information related to these properties through the dates that we or the Predecessor consolidated the properties:

Statements of Operations Information
(in thousands)

Year Ended December 31,
2003

Revenue	$59,851
Expense:
Operating and other expenses	25,029
Interest expense	20,850
Depreciation and amortization	13,116
Net income	$856

Our/Predecessor’s share of net income	$1,214
Elimination and other entries	409
Equity in net income of real estate entities	$1,623

Significant accounting policies used by the unconsolidated and uncombined real estate entities that owned these properties are similar to those used by us and the Predecessor.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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

Due to the reduced size of the hotel segment in relation to our consolidated financial information, we are not required to report segment information for the years ended December 31, 2005 and 2004.

Set forth below is information related to the office segment for the year December 31, 2003 (in thousands):

2003

Revenue from office operations	$177,980
Equity in net income of real estate entities	1,623
Interest expense	48,938

The following is information related to the hotel segment for the year ended December 31, 2003 (in thousands):

2003

Revenue from hotel operations	$18,449
Interest expense	2,121

13. Recent Accounting Pronouncements

In July 2005, the FASB issued Staff Position SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”. The EITF reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive “kick-out rights,” the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause or the limited partners possess substantive participating rights. This FASB issued Staff Position eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FASB issued Staff Position is now effective for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FASB issued Staff Position is effective no later than January 1, 2006. This FASB issued Staff Position and EITF 04-05 are not expected to have a material impact on our financial position or results of operation upon an adoption.

In March 2005, the FASB issued Statement of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies guidance provided in SFAS 143, “Accounting for Asset Retirement Obligations”. The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on our results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” The Statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition and results of operations upon adoption.

In June 2005, the FASB issued EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, (“EITF 05-06”) to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on our results of operations or financial condition.

14. Property Acquisitions

On April 14, 2004, we acquired the Park Place I office campus in Orange County, California. The purchase price was approximately $260.0 million including the assumption of existing mortgage and mezzanine financing of approximately $164.0 million. The remainder was funded through proceeds of our Series A Preferred Stock offering.

On July 23, 2004, we completed the acquisition of Park Place II in Orange County, California. The purchase price was approximately $215.0 million, which was funded through a $140.0 million bridge loan. The remainder was funded through proceeds of our Series A Preferred Stock offering.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

On March 15, 2005, we completed the acquisition of an office portfolio of ten properties and three separate land parcels from FSP for $1.51 billion. We funded the purchase price through approximately $1,022.1 million in new mortgage and mezzanine financing, the assumption of loans aggregating $155.0 million from New York Life Insurance Company and Massachusetts Mutual Life Insurance Company encumbering the 777 Tower property and proceeds from our $450.0 million variable-rate Term Loan. The acquired properties are located in the states of California, Arizona, Colorado and Texas. The portfolio consisted of properties totaling approximately 4.9 million rentable square feet and developable land that management believes can support approximately an additional 1.5 million square feet of office improvements, including incidental retail. The following table details the rentable square feet per property as of December 31, 2005:

Properties	Location	(Unaudited) Rentable Area (Square Feet)

801 North Brand	Glendale, CA	280,122
700 North Central	Glendale, CA	143,510
777 Tower	Los Angeles, CA	1,006,412
Pacific Arts Plaza	Costa Mesa, CA	785,122
Wateridge Plaza	San Diego, CA	267,579
Mission City Corporate Center	San Diego, CA	190,747
Regents Square I & II	La Jolla, CA	310,512
Wells Fargo Center	Denver, CO	1,201,380
Subtotal		4,185,384
Properties Sold Subsequent to Acquisition
One Renaissance Square (1)	Phoenix, AZ	491,623
Austin Research Park I & II (2)	Austin, TX	271,882
Subtotal		763,505

Total CWP Properties Acquired		4,948,889
___________
(1)	Property was sold on June 29, 2005.

(2)	Property was sold on June 16, 2005.

On April 6, 2005, we completed the acquisition of San Diego Tech Center, a 38-acre technology-oriented office and research and development campus located in Sorrento Mesa, San Diego County, California, from CalWest Industrial Holdings, LLC. The transaction was structured to qualify as a 1031 like-kind exchange to defer the capital gain on the potential sale of another of our properties. The purchase price of San Diego Tech Center was approximately $185.0 million, excluding acquisition costs, which was funded with a $7.0 million draw from our $100.0 million credit facility, $47.0 million cash on hand and a $133.0 million, ten-year mortgage financing with a fixed interest rate of 5.70%.

On May 31, 2005, we completed the acquisition of the World Trade Center garage, located in downtown Los Angeles, California, from Bank of America, N.A. The purchase price of the garage was approximately $20.0 million, excluding acquisition costs, which was funded with $13.0 million from our $100.0 million credit facility and $7.0 million cash on hand.

15. Property Dispositions

On June 16, 2005, we sold Austin Research Park I and II, an office project featuring two four-story buildings totaling approximately 272,000 square feet located in Austin, Texas for $55.0 million to Equity Office Properties. In connection with the sale of the property, we entered into a lease with the buyer to lease 22,897 rentable square feet of vacant space at $14.08 per square foot through April 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.0 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2005 (See Note 16).

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

On June 29, 2005, we sold One Renaissance Square, an approximate 492,000 square foot office building located in Phoenix, Arizona for $128.8 million to a subsidiary of Pauls Core Plus Venture, L.P, including the assumption of $103.6 million of outstanding mortgage debt. In connection with the sale, we entered into a lease obligation with the buyer to lease 37,220 rentable square feet of vacant space at $25.10 per square foot through March 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.6 million under this lease was offset against the sales value recognized and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2005 (See Note 16).

On November 9, 2005, we sold approximately seven acres of land at Park Place II to BOSA for $39.6 million under an existing contract we assumed with our acquisition of Park Place II in July 2004. Accordingly no gain was recognized on this transaction.

On December 28, 2005, we entered into an agreement with Zaytim LLC to sell 808 South Olive Garage to Zaytim LLC for $26.5 million. The transaction is expected to close by the end of March 2006. The $13.2 million of debt encumbered by the garage will be reallocated to Gas Company Tower upon completion of the sale.

16. Discontinued Operations

Austin Research Park I and II and One Renaissance Square were sold on June 16, 2005 and June 29, 2005, respectively. No gain or loss on the sale of these properties is included in income from discontinued operations since the amount of the CommonWealth portfolio acquisition purchase price allocated to these properties was equal to the sales value. In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” One Renaissance Square and Austin Research Park I and II are included in discontinued operations from March 15, 2005, the date these properties were acquired as part of the CommonWealth portfolio acquisition.

The following table summarizes the income and expense components that comprise loss from discontinued operations for the year ended December 31, 2005 (in thousands):

Year Ended December 31, 2005

Revenue:
Rental	$3,952
Tenant reimbursements	571
Parking	116
Other	17
Total revenues	4,656

Expenses:
Rental property operating and maintenance	1,316
Real estate taxes	486
Parking	108
Interest	2,449
Loss on extinguishment of debt	672
Total expenses	5,031

Loss from discontinued operations before minority interests	(375)
Minority interests attributable to discontinued operations	71
Loss from discontinued operations	$(304)

Interest expense allocated to discontinued operations relates to interest on mortgage loans secured by One Renaissance Square and Austin Research Park I and II. No interest expense associated with our Term Loan or revolving line of credit was allocated to discontinued operations.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

17. Future Minimum Rent

Our properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2006 to 2022. The future minimum lease payments to be received (excluding operating expense reimbursements) by our company as of December 31, 2005, including the Joint Venture properties (Note 22) under non-cancelable operating leases are as follows (in thousands):

2006	$284,095
2007	269,273
2008	244,628
2009	220,514
2010	175,400
Thereafter	408,420
Total	$1,602,330

18. Tenant Concentrations

Our tenants in our six office towers located in the LACBD consist largely of professional service firms, particularly law firms, financial institutions and a utility company. A significant portion of our and the Predecessor’s rental revenues and tenant reimbursements were generated from one tenant located in two of these properties. The revenue recognized related to tenants that were significant for the year ended December 31, 2005 and greater than 10% of consolidated and combined rental revenues and tenant reimbursement revenue for the years ended December 31, 2004 and 2003 was as follows (in thousands):

	2005		2004	2003

Sempra Energy and its subsidiary, Southern California Gas Company	$34,990	*	$34,875	$30,629
__________
*	Represents 8.6% of total rental revenues and tenant reimbursements.

As of December 31, 2005 and 2004, $11.0 million and $9.1 million, respectively, of the deferred rents included in our consolidated balance sheets relates to Sempra Energy and Southern California Gas Company.

19. Commitments and Contingencies

Capital Leases

We have capital lease obligations for various equipment at KPMG Tower and Wells Fargo Tower expiring between September 2007 and April 2010, US Bank Tower expiring between March 2009 and April 2010, Gas Company Tower expiring December 2008 and Glendale Center expiring November 2009. The related gross asset balances for these cost saving capital improvements as of December 31, 2005 and 2004 are $10.7 million and $6.9 million, respectively. The accumulated depreciation related to these assets as of December 31, 2005 and 2004 are $4.6 million and $2.0 million, respectively.

The gross payments under these leases as of December 31, 2005 are as follows (in thousands):

2006	$2,488
2007	2,406
2008	2,157
2009	1,017
2010	567
$8,635
Less: interest	(1,185)
$7,450

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Ground Leases

We have ground lease obligations on One California Plaza expiring August 2082 and Cerritos Corporate Center Phase I and Phase II, expiring November 2032, with an option to extend through March 2087. We also have an air space lease at Plaza Las Fuentes expiring December 2017, with options to renew for three additional ten-year periods and an option to purchase the land and air space.

The minimum commitment under these leases as of December 31, 2005 was as follows (in thousands):

2006	$1,915
2007	1,915
2008	1,915
2009	1,915
2010	1,915
Thereafter	136,193
Total	$145,768

In addition to the minimum fixed rents, the leases include formulas for variable contingent rent. For each of the years ended December 31, 2005, 2004 and 2003, rent expense related to these leases was equal to the fixed rent as the conditions for payment of contingent rent had not been met. Rental expense totaled approximately $2,664,000, $2,657,000 and $1,049,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Operating Leases

In connection with the sales of Austin Research Park I and II and One Renaissance Square in June 2005, we entered into leases with the respective buyers to lease vacant space through April 2007 and March 2007, respectively (see Note 15 for more information). We have the option to terminate these leases in the event that we sublease the space to a tenant or tenants for an equal amount of rent.

The minimum commitment under these leases as of December 31, 2005 was as follows (in thousands):

2006	$1,506
2007	353
2008	-
2009	-
2010	-
Thereafter	-
Total	$1,859

Capital Commitments

As of December 31, 2005, we had approximately $29.1 million, in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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

Employment Agreements

We have entered into employment agreements with certain of our executive officers. These agreements provide for salary, bonuses and other benefits, including potentially, severance benefits upon a termination of employment, as well as for grants of restricted common stock, option awards, cash bonuses and tax gross-ups, among other matters.

401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all full-time employees who have completed twelve months of service. Employees may contribute up to 60% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company provides a matching contribution in an amount equal to 50% of the employee contribution. Company contributions are vested over the second through the sixth year of employment at a rate of 20% per year. Company contributions to the Plan were approximately $307,000, $233,000 and $132,000 for the years ended December 31, 2005, 2004 and 2003.

Tax Indemnification Agreements

We have agreed not to sell US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes for periods of up to 12 years (lock-out period). We have agreed to indemnify Mr. Maguire and others from all direct and indirect tax consequences if any of these properties are sold during the lockout period. The lockout period does not apply if a property is disposed of in a nontaxable transaction (i.e., §1031 exchange).

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

20. Quarterly Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for us and the Predecessor for the years ended December 31, 2005 and 2004. Certain amounts have been reclassified to conform to the current year presentation.

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Total revenue (1)	$134,254	$128,809	$127,422	$96,722
(Loss) income from continuing operations before minority interests (1)	(9,910)	(14,887)	(9,639)	1,406
(Loss) income from discontinued operations before minority interests	-	-	(500)	125
Net loss available to common shareholders	(12,091)	(16,133)	(12,055)	(2,603)

Loss per share available to common shareholders - basic and diluted	$(0.27)	$(0.37)	$(0.28)	$(0.06)

Weighted-average shares outstanding - basic and diluted	44,066,753	43,901,117	43,146,500	42,924,061

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Total revenue (2)	$88,334	$84,130	$81,159	$73,091
Income before minority interests (2)	6,789	9,402	10,200	11,058
Net income	1,624	3,696	4,320	5,928

Income per share - basic and diluted	$0.04	$0.09	$0.10	$0.14

Weighted-average shares outstanding - basic	42,828,004	42,514,303	42,334,249	42,329,921
Weighted-average shares outstanding - diluted	43,069,428	42,688,838	42,487,711	42,578,570

__________
(1)
The amounts presented for the three months ended March 31, 2005 and June 30, 2005 are not equal to the same amounts previously reported in the Form 10-Q filed with the SEC as a result of the reclassification of Glendale Center, 700 North Central and 801 North Brand out of discontinued operations during the third quarter of 2005 when the Company decided not to sell these assets.

(2)
The amounts presented for the three months ended September 30, 2004 are not equal to the same amounts previously reported in the Form 10-Q filed with the SEC as a result of the reclassification of Cerritos Corporate Center out of discontinued operations during the fourth quarter of 2004 when the Company decided not to sell this asset.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

21. Investments in Real Estate

The following is certain information related to our investments in real estate as of December 31, 2005 (in thousands):

		Initial Cost (1)		Costs capitalized subsequent to Acquisition		Total Costs
Property	Encumbrances	Land, Acquired Ground Lease and Land Held for Development and Disposition	Building & Improvements	Carrying Costs	Improvements	Land, Acquired Ground Lease and Land Held for Development and Disposition	Building & Improvements (2)	Total	Accumulated Depreciation (2)	Year Acquired (a) or Constructed (c) (1)

US Bank Tower (3)	$260,000	$21,233	$-	$38,122	$263,527	$41,182	$281,700	$322,882	$(25,934)	1989 (c)
Gas Company Tower (4)	266,840	29,423	-	54,464	255,631	55,588	283,930	339,518	(48,715)	1991 (c)
808 S. Olive (4)	13,160	5,912	8,625	-	2,633	5,982	11,188	17,170	(6,702)	1991 (a)
Wells Fargo Tower	250,000	4,073	-	**	298,511	33,795	268,789	302,584	(39,251)	1982 (c)
KPMG Tower (3)	210,000	4,666	-	**	205,154	15,386	194,434	209,820	(47,695)	1983 (c)
One California Plaza (5)	146,250	30,425	196,633	-	6,782	30,425	203,415	233,840	(21,932)	2003 (a)
Plaza Las Fuentes (6)		-	-	5,654	121,165	-	126,819	126,819	(45,159)	1989 (c)
Glendale Center	80,000	12,595	22,882	335	62,701	18,391	80,122	98,513	(8,577)	1995 (a)
Cerritos Corporate Center Phase I & Phase II (5) (7)		-	71,864	-	-	-	71,864	71,864	(4,491)	2003 (a)
Park Place I	170,000	32,923	199,296	-	5,114	32,923	204,410	237,333	(15,721)	2004 (a)
Park Place II	100,000	74,246	107,434	11,277	3,184	85,523	110,618	196,141	(4,632)	2004 (a)
Washington Mutual Irvine Campus (5) (8)	106,000	24,300	106,668	7	83	24,307	106,751	131,058	(4,367)	2004 (a)
Lantana Media Campus	98,000	39,200	82,768	766	3,398	39,966	86,166	126,132	(2,949)	2004 (a)
Pacific Arts Plaza	270,000	30,765	239,914	-	3,686	30,765	243,600	274,365	(5,896)	2005 (a)
Wells Fargo - Denver (5)	276,000	15,080	263,782	-	3,675	15,080	267,457	282,537	(7,314)	2005(a)
San Diego Tech Center (5)	133,000	41,631	139,199	-	1,376	41,631	140,575	182,206	(3,840)	2005 (a)
Regents Square I & II	103,600	13,612	89,819	-	947	13,612	90,766	104,378	(2,506)	2005(a)
Wateridge Plaza	62,880	10,993	52,985	-	607	10,993	53,592	64,585	(1,909)	2005 (a)
Mission City Center	52,000	10,871	43,900	99	611	10,970	44,511	55,481	(1,479)	2005(a)
777 Tower	154,504	34,864	251,556	-	5,922	34,864	257,478	292,342	(7,023)	2005(a)
801 N Brand	75,540	9,465	83,796	-	829	9,465	84,625	94,090	(2,106)	2005 (a)
700 N Central	27,460	3,341	31,952	-	52	3,341	32,004	35,345	(822)	2005(a)
200 Burchett (6)		11,697	-	-	-	11,697	-	11,697	-	2005 (a)
Pacific Arts West (6)		17,050	-	-	-	17,050	-	17,050	-	2005(a)
755 S Figueroa (6)		34,272	-	-	-	34,272	-	34,272	-	2005 (a)
World Trade Center Garage	-	4,002	16,043	-	25	4,002	16,068	20,070	(234)	2005(a)
Maguire Properties, LP	83,000	-	-	14,991	810	14,991	810	15,801	(16)	N/A
	$2,938,234	$516,639	$2,009,116	$125,715	$1,246,423	$636,201	$3,261,692	$3,897,893	$(309,270)
__________
**	Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.

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

(3)	US Bank Tower includes the Westlawn offsite parking garage and KPMG Tower includes the X-2 offsite parking garage.

(4)	808 South Olive Garage is expected to be sold by the end of March 2006. The $13.2 million of debt encumbered by the garage will be reallocated to Gas Company Tower.

(5)	These properties were subsequently contributed to the Joint Venture. See Note 22 “Joint Venture” for more information.

(6)	These properties are encumbered by our $100.0 million line of credit facility and $415.0 million Term Loan. As of December 31, 2005, advances outstanding under the line of credit total $83.0 million.

(7)
As of December 31, 2005, Cerritos Corporate Center was one of the properties that guaranteed our $100.0 million line of credit facility and $415.0 million Term Loan. In connection with the Joint Venture, we placed a $95.0 million mortgage on the property on January 5, 2006 of which we will be the guarantor of until January 2009.

(8)	The undeveloped land at Washington Mutual Irvine Campus encumbers our $100.0 million line of credit and $415.0 million Term Loan.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $3,597,179 (unaudited) as of December 31, 2005.

The following table reconciles the historical cost of our and the Predecessor’s investments in real estate from January 1, 2003 through December 31, 2005:

	Year Ended December 31,
	2005	2004	2003

Balance, beginning of the year	$2,419,743	$1,683,901	$632,247
Additions during the year -- acquisitions, improvements, etc.	1,685,498	735,842	1,054,380	(1)
Deductions during the year	(207,348)	-	(2,726)
Balance, end of the year	$3,897,893	$2,419,743	$1,683,901
__________
(1)	The additions during 2003 include the effect of consolidating US Bank Tower, Wells Fargo Tower, and Glendale Center.

The following table reconciles accumulated depreciation related to our and the Predecessor’s investments in real estate from January 1, 2003 through December 31, 2005:

	Year Ended December 31,
	2005	2004	2003

Balance, beginning of the year	$199,078	$130,452	$82,863
Additions during the year	114,710	68,626	49,619	(1)
Deductions during the year	(4,518)	-	(2,030)
Balance, end of the year	$309,270	$199,078	$130,452
__________
(1)
The additions include the effects of including a pro-rata share of historical accumulated depreciation and amortization for US Bank Tower, Wells Fargo Tower and Glendale Center based on the percentage ownership prior to our acquisition of the third-party interest of these properties.

22. Joint Venture

On October 26, 2005, we entered into definitive agreements with MOF to form the Joint Venture to own, operate and acquire office properties principally located in Southern California, five of which were previously owned by us. The aggregate gross asset value of the portfolio is $1.195 billion.

Upon closing in January 2006, the Joint Venture owned the following six office properties:

Properties	Location	Occupancy	Rentable Square Feet

One California Plaza (1)	Los Angeles, CA	88%	984,318
Cerritos Corporate Center (1)	Cerritos, CA	100%	326,535
Washington Mutual Campus (1)	Irvine, CA	100%	414,595
San Diego Tech Center (1)	San Diego, CA	96%	644,572
Wells Fargo Center (1)	Denver, CO	89%	1,201,380
Stadium Gateway (2)	Anaheim, CA	100%	272,826
Total		94%	3,844,226

_____
(1)	Properties contributed to the Joint Venture by Maguire Properties

(2)	Properties contributed to the Joint Venture by MOF.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

We retain a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties. We will receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to out performance distributions based on the results of the Joint Venture.

On November 4, 2005, we contributed One California Plaza to the Joint Venture in exchange for a 95% interest and a $65.0 million unsecured promissory note issued by the Joint Venture. Concurrently, MOF contributed to the Joint Venture $5.9 million in cash and received a 5% interest in the Joint Venture. This initial contribution to the Joint Venture did not qualify as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate.” Accordingly, no gain was recognized on the contribution and we continued to consolidate One Cal Plaza as of December 31, 2005.

 On January 5, 2006, we completed the series of transactions with MOF to close the Joint Venture, generating net proceeds to us of approximately $350.0 million. Upon the January 5, 2006 closing of the Joint Venture, our consolidated debt will decrease by approximately $661.3 million. We repaid the secured credit facility balance of $83.0 million and $50.0 million of the Term Loan subsequent to year end with net proceeds from the Joint Venture transaction.  In addition, as of January 5, 2006, upon closing of the Joint Venture, Maguire Macquarie-Cerritos I, LLC, a wholly owned subsidiary of the Joint Venture that owns Cerritos Corporate Center (“Cerritos”), completed a $95.0 million, ten-year, interest-only mortgage financing with LaSalle Bank National Association, bearing interest at a fixed rate of 5.54% with a maturity date of February 1, 2016. Cerritos is a Joint Venture property and monthly debt service payments will be made by the Joint Venture. However, our Operating Partnership is the guarantor on the mortgage. As a result, our contribution of Cerritos to the Joint Venture will not qualify for gain in accordance with SFAS No. 66.  The guaranty expires January 5, 2009.

23. Subsequent Events

On February 6, 2006, we completed the acquisition of Pacific Center, a 6.4-acre office campus with two 10-story square footage buildings located in the Mission Valley submarket of San Diego, California. The purchase price for Pacific Center was approximately $149.0 million and was paid for in cash from the net proceeds of our Joint Venture transaction with MOF.

On February 23, 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate the “right of first offer” agreement with respect to the Solana office project in Texas also owned by Mr. Maguire. We will continue to be compensated for asset management and leasing services for the Western Asset Management, 1733 Ocean Avenue and Solana properties.

The properties previously covered by option agreements are the following:

Interest	Property	Location	Square Footage

100.0%	Western Asset Plaza	Pasadena, California	256,987
12.5%	Water’s Edge I & II	Playa Vista, California	245,530
100.0%	1733 Ocean Avenue	Santa Monica, California	91,398
			593,915

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the framework set forth in the COSO Report (Committee of Sponsoring Organizations of the Treadway Commission) to assess the effectiveness of our internal control over financial reporting. Based upon this assessment, our management concluded that our internal control over financial reporting is operating effectively as of December 31, 2005. Our independent registered public accounting firm KPMG LLP has audited our financial statements and has issued an attestation report on our assessment of internal control over financial reporting, which appears on the following page of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

As defined in SEC Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Maguire Properties, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Maguire Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Maguire Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Maguire Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Maguire Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maguire Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Maguire Properties, Inc. and subsidiaries for the years then ended and the related consolidated statements of operations, stockholders’ equity and comprehensive loss for the period from June 27, 2003 (commencement of operations) through December 31, 2003, the related combined statements of operations, and owners’ deficit of Maguire Properties Predecessor, as defined in note 1 to the consolidated and combined financial statements, for the period from January 1, 2003 through June 26, 2003, and the related consolidated and combined statement of cash flows of Maguire Properties, Inc. and subsidiaries and Maguire Properties Predecessor for the year ended December 31, 2003, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated and combined financial statements.

KPMG LLP
Los Angeles, California
March 15, 2006

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Because our stock is listed on the NYSE, our Chief Executive Officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect (as Co-Chief Executive Officer) to the NYSE as of July 1, 2005. In addition, our company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our company’s public disclosure.

Further information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Board Committees - Audit Committee” will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act concerning our directors and executive officers set forth under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedule

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.

Consolidated Financial Statements of Maguire Properties, Inc. and the Maguire Properties’ Predecessor

Report of Independent Registered Public Accounting Firm	67

Consolidated Balance Sheets for the Company as of December 31, 2005 and December 31, 2004	68

Consolidated and Combined Statements of Operations for the Company for the years ended December 31, 2005 and 2004 and for the period from June 27, 2003 through December 31, 2003 and for the Maguire Properties’ Predecessor for the period from January 1, 2003 through June 26, 2003	69

Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) and Comprehensive Income (Loss) for the Company for the years ended December 31, 2005 and 2004, for the period from June 27, 2003 through December 31, 2003 and for the Maguire Properties’ Predecessor for the period from January 1, 2003 through June 26, 2003	70

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	72

Notes to Consolidated and Combined Financial Statements	74

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(b) Exhibits

Exhibit	Description
3.1	Articles of Amendment and Restatement of Maguire Properties, Inc. (5)
3.2	Form of Articles Supplementary of Maguire Properties, Inc. (1)
3.3	Amended and Restated Bylaws of Maguire Properties, Inc., as amended. (8)
4.1	Form of Certificate for Series A Preferred Stock of Maguire Properties, Inc. (2)
4.2	Form of Certificate of Common Stock of Maguire Properties, Inc. (3)
5.1	Opinion of Venable LLP, with respect to the legality of the shares being registered. (4)
8.1	Opinion of Latham & Watkins LLP with respect to tax matters (4)
10.1	Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P. (5)
10.2	Form of Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P. (1)
10.3	Registration Rights Agreement dated as of June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein. (5)
10.4	Registration Rights Agreement dated June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P., Option Entities and ROFO Entities. (5)
10.5	Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties, L.P. and Maguire Properties Services, Inc. (5)
10.6	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III dated November 11, 2002. (3)

Exhibit	Description
10.7	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Richard I. Gilchrist dated November 11, 2002. (3)
10.8	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Dallas E. Lucas dated November 11, 2002. (3)
10.9	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas dated November 7, 2002. (3)
10.10	Amendment to Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas dated November 1, 2003. (2)
10.11	Non-competition Agreement dated as of June 27, 2003 between Maguire Properties, Inc. and Robert F. Maguire III. (5)
10.12	Non-competition Agreement dated as of June 27, 2003 between Maguire Properties, Inc. and Richard I. Gilchrist (5)
10.13	Option Agreement (Water’s Edge) dated as of November 11, 2002. (3)
10.14	Option Agreement (Plaza Las Fuentes II) dated as of November 11, 2002. (3)
10.15	Option Agreement (1733 Ocean) dated as of November 11, 2002. (3)
10.16	Option Agreement (Solana) dated as of November 11, 2002. (3)
10.17	Right of First Offer (Solana) dated June 27, 2003 between Maguire Properties, L.P., Maguire Properties - Solana Limited Partnership and Maguire Partners - Solana Land, L.P. (5)
10.18	Revolving Credit Facility. (5)
10.19	First Letter Amendment and Limited Waiver to Credit Facility, dated October 28, 2003. (2)
10.20	Second Letter Amendment and Consent of Administrative Agent to Credit Facility. (1)
10.21	Senior Loan Agreement between Maguire Partners - 355 S. Grand, LLC, Deutsche Bank AG Cayman Island Branch and Deutsche Bank AG New York Branch dated September 13, 2002. (3)
10.22	Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P. dated as of November 11, 2002. (3)
10.23	Contribution Agreement between Maguire/Thomas Partners - Master Investment, LLC and Maguire Properties, L.P. dated as of November 5, 2002. (3)
10.24	Contribution Agreement between William Thomas Allen and Maguire Properties, L.P. dated as of November 11, 2002. (3)
10.25	Contribution Agreement between Philadelphia Plaza Phase II and Maguire Properties, L.P. dated as of November 8, 2002. (3)
10.26
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

10.27	Rate Protection Transaction dated March 26, 2002 between SMBC Derivative Products Limited and Bunker Hill Senior Mezzanine, LLC. (3)
10.28	Rate Protection Transaction dated March 26, 2002 between SMBC Derivative Products Limited and Bunker Hill Junior Mezzanine, LLC. (3)
10.29	Rate Protection Transaction dated as of December 15, 2000 between SMBC Limited and Maguire Partners - 555 West Fifth, LLC and Maguire Partners - 808 South Olive, LLC. (3)
10.30	Rate Protection Transaction dated as of December 15, 2000 between SMBC Derivative Products Limited and MP - 555 West Fifth Mezzanine, LLC and MP - 808 South Olive Mezzanine, LLC. (3)
10.31	Interest Rate Cap Transaction dated September 13, 2002 between Fleet National Bank and Maguire Partners - 355 S. Grand, LLC. (3)
10.32	Cap Transaction dated March 16, 2001 between Lehman Brothers Derivative Products Inc. and Maguire Partners - Plaza Las Fuentes, LLC. (3)
10.33	Limited Liability Company Agreement of Bunker Hill Equity, LLC, dated as of March 27, 2002. (3)
10.34	Membership Interests Purchase Agreement between Cousins Properties Incorporated, Maguire Properties, Inc. and Cousins/Cerritos I, LLC dated March 17, 2003. (3)

Exhibit	Description
10.35
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

10.36	Loan Agreement dated as of June 27, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth, LLC and Maguire Properties - 808 S. Olive, LLC, as borrower. (5)
10.37
Mezzanine Loan Agreement dated as of June 27, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth Mezzanine, LLC and Maguire Properties - 808 S. Olive Mezzanine, LLC, as borrower. (5)

10.38
Form of Amended and Restated Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth, LLC and Maguire Properties - 808 S. Olive, LLC, as borrower. (2)

10.39
Form of Amended and Restated Senior Mezzanine Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth Senior Mezzanine, LLC and Maguire Properties - 808 S. Olive Senior Mezzanine, LLC, as borrower. (2)

10.40
Form of Junior Mezzanine Loan Agreement dated as of November 21, 2003, by and among Bank of America, N.A., as lender, and Maguire Properties - 555 W. Fifth Junior Mezzanine, LLC and Maguire Properties - 808 S. Olive Junior Mezzanine, LLC, as borrower. (2)

10.41	Management and Leasing Agreement (Solana) dated as of June 27, 2003, between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Limited Partnership. (5)
10.42	Management and Leasing Agreement (Solana Land) dated June 27, 2003 between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Land, L.P. (5)
10.43	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan. (3)
10.44
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

10.45	Deferred Bonus Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (3)
10.46
Agreement for Purchase and Sale of Membership Interest and Joint Escrow Instructions dated as of May 28, 2003 between BankAmerica Realty Services, Inc., a Delaware corporation, and Maguire Partners - Glendale, LLC, a California limited liability company. (3)

10.47	Agreement of Purchase and Sale of Membership Interests dated May 29, 2003 by and among Crocker Grande, Inc., Crocker Properties, Inc. and Maguire Partners - Bunker Hill, Ltd. (3)
10.48	$6,000,000 Interim Loan Credit Agreement dated June 3, 2003 by and among Maguire Properties, L.P. and Robert F. Maguire III, as borrowers, and Deutsche Bank AG Cayman Islands Branch, as lender. (3)
10.49
Purchase Agreement dated as of June 27, 2003 by and among Maguire Properties, L.P., RECP Library LLC, New BHE, LLC, Bunker Hill Equity, LLC, Maguire Partners BGHS, LLC and Maguire Partners - Hope Place, Ltd. (5)

10.50	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P. (3)
10.51	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P. (3)
10.52	Swaption Transaction dated June 2, 2003 between Deutsche Bank AG and Maguire Properties, L.P. (3)
10.53	Property Management and Leasing Agreement (US Bank Tower) dated as of June 27, 2003 by and between Library Square Associates, LLC and Maguire Properties, L.P. (5)
10.54	Property Management and Leasing Agreement (Gas Company Tower) dated as of June 27, 2003 by and between Maguire Properties - 555 W. Fifth, LLC and Maguire Properties, L.P. (5)
10.55	Property Management and Leasing Agreement (808 South Olive) dated as of June 27, 2003 by and between Maguire Properties - 808 S. Olive, LLC and Maguire Properties, L.P. (5)
10.56	Property Management and Leasing Agreement (Wells Fargo Tower) dated as of June 27, 2003 by and between North Tower, LLC and Maguire Properties, L.P. (5)
10.57	Property Management and Leasing Agreement (KPMG Tower) dated as of June 27, 2003 by and between Maguire Properties - 335 S. Grand, LLC 555 W. Fifth, LLC and Maguire Properties, L.P. (5)

Exhibit	Description
10.58	Property Management and Leasing Agreement (Plaza Las Fuentes) dated as of June 27, 2003 by and between Maguire Properties - Plaza Las Fuentes, LLC and Maguire Properties, L.P. (5)
10.59	Property Management and Leasing Agreement (Plaza Las Fuentes Phase II) dated as of June 27, 2003 by and between Maguire Properties - 385 Colorado, LLC and Maguire Properties, L.P. (5)
10.60	Property Management and Leasing Agreement (Glendale Center - Phase II) dated as of June 27, 2003 by and between Maguire Properties - Glendale II, LLC and Maguire Properties, L.P. (5)
10.61	Property Management and Leasing Agreement (1733 Ocean) dated as of June 27, 2003 by and between Maguire Properties - 1733 Ocean, LLC and Maguire Properties, L.P. (5)
10.62	Property Management and Leasing Agreement (Glendale Center) dated as of October 1, 2003 by and between Maguire Partners - 611 N. Brand, LLC and Maguire Properties, L.P. (2)
10.63	Property Management and Leasing Agreement (One California Plaza) dated as of November 6, 2003 by and between Maguire Properties - One California Plaza, LLC and Maguire Properties, L.P. (2)
10.64	Services Agreement (Solana Marriott Hotel) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - Solana Limited Partnership. (5)
10.65	Services Agreement (17th and Grand) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Thomas Partners - 17th & Grand, Ltd. (5)
10.66	Services Agreement (Development) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners Development, Ltd. (5)
10.67	Services Agreement (740 S. Olive) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - 740 Olive Street, L.P. (5)
10.68	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III. (5)
10.69	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Richard I. Gilchrist. (5)
10.70	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Dallas E. Lucas. (5)
10.71	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Javier F. Bitar. (5)
10.72	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Mark T. Lammas. (5)
10.73	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Peggy M. Moretti. (5)
10.74	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Andrea L. Van de Kamp. (5)
10.75	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Walter L. Weisman. (5)
10.76	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Lawrence S. Kaplan. (5)
10.77	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Caroline S. McBride. (5)
10.78	Purchase and Sale Agreement dated September 5, 2003 by and among Metropolitan Life Insurance Company and Maguire Properties, Inc. and Amendments. (9)
10.79
Deed of Trust, Security Agreement and Fixture Filing dated November 6, 2003 by Maguire Properties - One California Plaza, LLC to Chicago Title Insurance Company, as Trustee, for the benefit of Metropolitan Life Insurance Company, as beneficiary. (9)

10.80	Promissory Note dated November 6, 2003 by Maguire Properties - One California Plaza, LLC in favor of Metropolitan Life Insurance Company. (9)
10.81	Guaranty of Recourse Obligations dated November 6, 2003 by Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company. (9)
10.82	Unsecured Indemnity Agreement dated November 6, 2003 by Maguire Properties - One California Plaza, LLC and Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company. (9)
10.83
Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments dated September 13, 1985 and December 29, 1989. (9)

Exhibit	Description
10.84
Loan Agreement dated October 14, 2003 between Maguire Properties - 611 N. Brand, LLC and Greenwich Capital Financial Products, Inc. and Cash Management Agreement dated October 14, 2003 by and among Maguire Properties - 611 N. Brand, LLC and Maguire Properties, L.P. and Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association. (2)

10.85	Agreement of Purchase and Sale between BRE/Park Place L.L.C. and Maguire Properties, L.P., dated as of February 6, 2004. (10)
10.86	Loan and Security Agreement dated as of September 18, 2002 between BRE/Park Place L.L.C., as borrower, and German American Capital Corporation, as lender. (11)
10.87
First Amendment to Loan and Security Agreement and Other Loan Documents dated as of September 30, 2002 by and among German American Capital Corporation, as lender, and BRE/Park Place L.L.C., as borrower. (11)

10.88	Note dated as of September 18, 2002 by BRE/Park Place L.L.C. in favor of German American Capital Corporation. (11)
10.89
Note and Deed of Trust Assumption Agreement dated as of April 14, 2004 by and among LaSalle Bank National Association, as trustee, BRE/Park Place, L.L.C., as original borrower, and Maguire Properties - Park Place, LLC, as new borrower. (11)

10.90	Mezzanine Loan and Security Agreement dated as of September 18, 2002 between BRE/Park Place Mezzanine L.L.C., as mezzanine borrower, and German American Capital Corporation, as mezzanine lender. (11)
10.91
First Amendment to Mezzanine Loan and Security Agreement and Other Loan Documents dated as of September 30, 2002 by and among German American Capital Corporation, as senior tier mezzanine lender and BRE/Park Place Mezzanine L.L.C., as senior tier mezzanine borrower. (11)

10.92	Mezzanine Note dated as of September 18, 2002 by BRE/Park Place Mezzanine L.L.C. in favor of German American Capital Corporation. (11)
10.93
Assumption and Modification Agreement - Senior Mezzanine Loan dated as of April 14, 2004 among Fleet National Bank, as lender, BRE/Park Place Mezzanine L.L.C., as original borrower, and MP - Park Place Senior Mezzanine, LLC, as new borrower. (11)

10.94
Junior Tier Mezzanine Loan and Security Agreement dated as of September 30, 2002 between BRE/Park Place Junior Mezzanine L.L.C., as mezzanine borrower, and German American Capital Corporation, as mezzanine lender. (11)

10.95	Amended and Restated Mezzanine Note dated as of September 30, 2002 by BRE/Park Place Junior Mezzanine L.L.C. in favor of German American Capital Corporation, as lender. (11)
10.96
Assumption and Modification Agreement - Junior Mezzanine Loan dated as of April 14, 2004 by and among SFT I, Inc., as lender, BRE/Park Place Junior Mezzanine L.L.C., as original borrower, and MP - Park Place Junior Mezzanine, LLC, as new borrower. (11)

10.97	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Crow Winthrop Development Limited Partnership. (12)
10.98	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Park Place Hotel Company, LLC. (12)
10.99	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and 3161 Michelson Drive LLC. (12)
10.100	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Park Place Development LLC. (12)
10.101	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Shops at Park Place LLC. (12)
10.102	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and 3121 Michelson Drive LLC. (12)
10.103	Sale Agreement and Joint Escrow Instructions dated as of June 8, 2004 by and between Maguire Properties, L.P. and Park Place Parking Company LLC. (12)
10.104	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert P Goodwin. (6)
10.105	Indemnification Agreement dated as of May 1, 2004 by and between Maguire Properties, Inc. and William H. Flaherty. (6)
10.106	Amended and Restated Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and William H. Flaherty dated May 1, 2004. (6)

Exhibit	Description
10.107
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

10.108
Park Place Development Agreement dated as of October 14, 2002, by and between the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC, and Park Place Development LLC. (6)

10.109	Purchase and Sale Agreement dated as of October 8, 2004 by and between Maguire Properties, L.P. and WMICC Delaware Holdings, LLC. (7)
10.110	Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (13)
10.111	Promissory Note dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (13)
10.112	Guaranty dated November 1, 2004 by Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company. (13)
10.113	Letter of Credit Agreement dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (13)
10.114	Sale and Purchase Agreement dated as of November 2, 2004 by and between Maguire Properties, L.P. and Lantana North Hines Development, LLC. (14)
10.115	Sale and Purchase Agreement dated as of November 2, 2004 by and between Maguire Properties, L.P. and Lantana South Hines Development, LLC. (14)
10.116
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)

10.117	Promissory Note dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)
10.118	Guaranty of Recourse Obligation of Borrower dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)
10.119	Deed of Trust and Security Agreement dated November 22, 2004 by Maguire Properties-Irvine MV Campus, LLC and Column Financial, Inc. (16)
10.120	Promissory Note dated November 22, 2004 by Maguire Properties-Irvine MV Campus, LLC and Column Financial, Inc. (16)
10.121	Promissory Note dated November 22, 2004 by Maguire Properties L.P. and WMICC Delaware Holdings LLC. (16)
10.122	Guaranty Agreement dated November 22, 2004 by Maguire Properties, L.P. and Column Financial, Inc. (16)
10.123	Loan Agreement dated November 22, 2004 by Maguire Properties-Irvine MV Campus , LLC and Column Financial, Inc. (16)
10.124	Loan Agreement dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (17)
10.125
Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (17)

10.126	Promissory Note dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (17)
10.127	Non-Recourse Guaranty Agreement dated December 16, 2004 by Maguire Properties, L.P. for the benefit of Greenwich Capital Financial Products, Inc. (17)
10.128	Agreement to Sell and Purchase and Joint Escrow Instructions, dated as of January 27, 2005, by and between Fifth Street Properties, LLC and Maguire Properties, L.P. (18)
10.129	Agreement of Purchase and Sale, dated as of February 25, 2005, between CalWest Industrial Holdings, LLC and Maguire Properties, L.P. (19)
10.130	Loan Agreement dated April 6, 2005 by and between Maguire Properties, L.P. and National Safe Harbor Exchanges. (20)

Exhibit	Description
10.131	Exchange Agreement dated April 6, 2005 by and between Maguire Properties, L.P. and Investment Property Exchange Services, Inc. (20)
10.132	Assignment of Purchase and Sale Agreement dated April 6, 2005 by and between Maguire Properties, L.P. and Maguire Properties - San Diego Tech Center, LLC. (20)
10.133	Qualified Exchange Accommodation Agreement dated April 6, 2005 by and among Maguire Properties, L.P., National Safe Harbor Exchanges and Maguire Properties - San Diego Tech Center, LLC. (20)
10.134	Deed of Trust and Security Agreement dated April 6, 2005 by and between Maguire Properties - San Diego Tech Center, LLC and Column Financial, Inc. (20)
10.135	Promissory Note dated April 6, 2005 by and between Maguire Properties - San Diego Tech Center, LLC and Column Financial, Inc. (20)
10.136	Performance Award Agreement form for the grants to the Company’s named executive officers. (21)
10.137	Loan Agreement dated March 15, 2005 between Maguire Properties — 700 North Central, L.L.C. and Greenwich Capital Financial Products, Inc. (22)
10.138	Promissory Note dated March 15, 2005, by Maguire Properties — 700 North Central, L.L.C. and Greenwich Capital Financial Products, Inc. (22)
10.139	Loan Agreement dated March 15, 2005 between Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc. (22)
10.140	Promissory Note A dated March 15, 2005, by Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc. (22)
10.141	Promissory Note B dated March 15, 2005, by Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc. (22)
10.142	Loan Agreement dated March 15, 2005, by Maguire Properties — Denver Center, L.L.C. and Greenwich Capital Financial Products, Inc. (22)
10.143	Promissory Note A-1 dated March 15, 2005, by Maguire Properties — Denver Center, L.L.C. and Greenwich Capital Financial Products, Inc. (22)
10.144	Promissory Note A-2 dated March 15, 2005, by Maguire Properties — Denver Center, L.L.C. and Greenwich Capital Financial Products, Inc. (22)
10.145	Loan Agreement dated March 15, 2005 between Maguire Properties — Pacific Arts Plaza, L.L.C. and Bank of America, N.A. (22)
10.146	Promissory Note dated March 15, 2005 between Maguire Properties — Pacific Arts Plaza, L.L.C. and Bank of America, N.A. (22)
10.147	Loan Agreement dated March 15, 2005 between Maguire Properties — One Renaissance, L.L.C. and Bank of America, N.A. (22)
10.148	Promissory Note dated March 15, 2005 between Maguire Properties — One Renaissance, L.L.C. and Bank of America, N.A. (22)
10.149	Loan Agreement dated March 15, 2005 between Maguire Properties — Mission City Center, L.L.C. and Bank of America, N.A. (22)
10.150	Promissory Note dated March 15, 2005 between Maguire Properties — Mission City Center, L.L.C. and Bank of America, N.A. (22)
10.151	Loan Agreement dated March 15, 2005 between Maguire Properties — Regents Square, L.L.C. and Bank of America, N.A. (22)
10.152	Promissory Note dated March 15, 2005 between Maguire Properties — Regents Square, L.L.C. and Bank of America, N.A. (22)
10.153	Loan Agreement dated March 15, 2005 between Maguire Properties — Wateridge Plaza, L.L.C. and Nomura Credit and Capital, Inc. (22)
10.154	Promissory Note dated March 15, 2005 between Maguire Properties — Wateridge Plaza, L.L.C. and Nomura Credit and Capital, Inc. (22)
10.155	Loan Agreement dated March 15, 2005 between MP — Wateridge Plaza Mezzanine, L.L.C. and Nomura Credit and Capital, Inc. (22)
10.156	Promissory Note dated March 15, 2005 between MP — Wateridge Plaza Mezzanine, L.L.C. and Nomura Credit and Capital, Inc. (22)
10.157	Loan Agreement dated March 15, 2005 between Maguire Properties — Austin Research Park, L.P., and Nomura Credit and Capital, Inc. (22)
10.158	Promissory Note dated March 15, 2005 between Maguire Properties — Austin Research Park, L.P., and Nomura Credit and Capital, Inc. (22)
10.159	Loan Agreement dated March 15, 2005 between MP — Austin L.P. Mezzanine L.L.C., and Nomura Credit and Capital, Inc. (22)

Exhibit	Description
10.160	Promissory Note dated March 15, 2005 between MP — Austin L.P. Mezzanine L.L.C., and Nomura Credit and Capital, Inc. (22)
10.161	Security Agreement dated March 15, 2005 between Maguire Properties, L.P., Maguire Properties Holdings I, L.L.C. and Credit Suisse First Boston. (22)
10.162
Deed of Trust, Security Agreement, Assignment Of Rents and Fixture Filing dated March 15, 2005 between Maguire Properties — 3121 Michelson, L.L.C, Maguire Properties — Park Place Shops, L.L.C. and Maguire Properties — Park Place Parking, L.L.C and Wachovia Bank, National Association. (22)

10.163
Promissory Note dated March 15, 2005 between Maguire Properties — 3121 Michelson, L.L.C, Maguire Properties — Park Place Shops, L.L.C. and Maguire Properties — Park Place Parking, L.L.C and Wachovia Bank, National Association. (22)

10.164
Note, Deed of Trust, and other Loan Documents Assumption and Modification Agreement dated March 15, 2005 between Maguire Properties — 777 Tower, LLC, New York Life Insurance Company and Massachusetts Mutual Life Insurance Company. (22)

10.165	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated August 23, 2004 between 777 South Figueroa, LLC and New York Life Insurance Company. (22)
10.166	Promissory Note dated August 23, 2004 between 777 South Figueroa, LLC and Massachusetts Mutual Life Insurance Company. (22)
10.167	Promissory Note dated August 23, 2004 between 777 South Figueroa, LLC and New York Life Insurance Company. (22)
10.168	Credit Agreement dated March 15, 2005 between Maguire Properties, L.P., Maguire Properties Holdings I, L.L.C. and Credit Suisse First Boston. (22)
10.169
The Amended and Restated Credit Agreement dated March 15, 2005 between Maguire Properties-Park Place Master Development, LLC and Wachovia Bank, National Association, and Wachovia Capital Markets, LLC. (22)

10.170	Non-Recourse Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Greenwich Capital Financial Products, Inc. relating to the 700 N. Central property. (23)
10.171	Non-Recourse Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Greenwich Capital Financial Products, Inc. relating to the 801 N. Brand property. (23)
10.172	Non-Recourse Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Greenwich Capital Financial Products, Inc. relating to the Denver Center property. (23)
10.173	Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Nomura Credit and Capital, Inc. relating to the Austin Research Park property. (23)
10.174	Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Nomura Credit and Capital, Inc. relating to the Wateridge Plaza property. (23)
10.175	Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Nomura Credit and Capital, Inc. relating to the Austin Mezzanine property. (23)
10.176	Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Nomura Credit and Capital, Inc. relating to the Wateridge Plaza Mezzanine property. (23)
10.177	Indemnification Agreement dated as of July 15, 2005 by and between Maguire Properties, Inc. and Ted J. Bischak. (24)
10.178	Separation Agreement dated December 12, 2005 between Maguire Properties, Inc. and Richard I. Gilchrist. (25)
10.179	Consulting Services Agreement dated January 1, 2006 between Maguire Properties, L.P. and Richard I. Gilchrist. (25)
10.180	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, by and between Macquarie Office II LLC and Maguire Properties, L.P. (26)
10.181
First Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of January 5, 2006, by and among Maguire MO Manager, LLC, Macquarie Office II LLC and Maguire Properties, L.P. (26)

10.182	Contribution and Investment Agreement, dated as of October 26, 2005, among Maguire Properties, L.P., Macquarie Office II LLC and Maguire Macquarie Office, LLC. (26)
10.183	Purchase and Sale Agreement (Cerritos Corporate Center), dated as of October 26, 2005, between Macquarie Office II LLC, and Maguire Properties, L.P. (26)
10.184	Contribution Agreement (Cerritos Corporate Center I and II), dated as of October 26, 2005, between Macquarie Office II LLC and Maguire Macquarie Office, LLC. (26)

Exhibit	Description
10.185	Contribution Agreement (Stadium Gateway), dated as of October 26, 2005, among Maguire Properties, L.P, Macquarie Office II LLC and Maguire Macquarie Office, LLC. (26)
10.186	Income Target Agreement, dated as of January 5, 2006, by and among Maguire MO Manager, LLC, Macquarie Office II LLC, Maguire Properties, L.P. and Maguire Macquarie Office, LLC. (26)
10.187	Right of First Opportunity Agreement, dated as of January 5, 2006, by and between Macquarie Office Management Limited and Maguire Properties, L.P. (26)
10.188	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated as of January 5, 2006, by Maguire Macquarie - Cerritos I, LLC to First American Title Insurance Company. (26)
10.189	Guaranty, dated as of January 5, 2006, by Maguire Macquarie Office, LLC for the benefit of LaSalle Bank National Association. (26)
10.190	Contribution Agreement, dated as of January 5, 2006, by and between Maguire Properties, L.P. and Maguire Macquarie Office, LLC. (26)
10.191	Lease, dated as of November 15, 2005, by and between Maguire Partners - 1733 Ocean, LLC and Maguire Properties, L.P., a Maryland limited partnership. (27)
10.192	Indemnification Agreement, dated as of December 8, 2005, by and between Maguire Properties, Inc. and Lewis N. Wolff. (27)
12.1	Statement of Computation of Earnings to Fixed Charges. (27)
21.1	List of Subsidiaries of the Registrant. (27)
23.1	Consent of KPMG LLP. (27)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

__________
(1)	Incorporated by reference to Amendment No. 2 to the Company’s registration statement on Form S-11 (File No. 333-111577) filed with the Commission on January 14, 2004.
(2)	Incorporated by reference to the Company’s registration statement on Form S-11 (File No. 333-111577) filed with the Commission on December 24, 2003.
(3)	Incorporated by reference to the Company’s registration statement on Form S-11 (File No. 333-101170) declared effective by the Commission on June 24, 2003.
(4)	Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-117290) declared effective by the Commission on July 12, 2004.
(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on August 13, 2003.
(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on August 12, 2004.
(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on November 11, 2004.
(8)	Incorporated by reference to the Company’s annual report on form 10-K filed with the Commission on March 30, 2004.
(9)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 20, 2003.
(10)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on April 29, 2004.
(11)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on May 13, 2004.
(12)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on August 6, 2004.
(13)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 5, 2004.
(14)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 8, 2004.
(15)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 10, 2004.

(16)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on November 24, 2004.
(17)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on December 20, 2004.
(18)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on February 2, 2005.
(19)	Incorporated by reference to the Company’s annual report on form 10-K filed with the Commission on March 15, 2005.
(20)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on April 12, 2005.
(21)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on April 28, 2005.
(22)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on May 10, 2005.
(23)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on May 31, 2005.
(24)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on August 9, 2005.
(25)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on December 16, 2005.
(26)	Incorporated by reference to the Company’s current report on form 8-K filed with the Commission on January 11, 2006.
(27)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 16, 2006

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Shant Koumriqian
Shant Koumriqian
Vice President, Finance
(Principal Accounting Officer)

By:	/s/ Lawrence S. Kaplan
Lawrence S. Kaplan
Director

By:	/s/ Caroline S. McBride
Caroline S. McBride
Director

By:	/s/ Andrea L. Van de Kamp
Andrea L. Van de Kamp
Director

By:	/s/ Walter L. Weisman
Walter L. Weisman
Director

By:	/s/ Lewis Wolff
Lewis Wolff
Director

Exhibit 31.1

Certification Of Principal Executive Officer
Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

I, Robert F. Maguire III, certify that:

1. I have reviewed this annual report on Form 10-K of Maguire Properties, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 16, 2006	By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification Of Principal Executive Officer
Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

I, Dallas E. Lucas, certify that:

1. I have reviewed this annual report on Form 10-K of Maguire Properties, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 16, 2006	By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Maguire Properties, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2006	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

Pursuant to Securities and Exchange Commission Release 33-8238, dated June 5, 2003, this certification is being furnished and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference in any registration statement of the Company filed under the Securities Act of 1933, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Maguire Properties, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2006	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to Securities and Exchange Commission Release 33-8238, dated June 5, 2003, this certification is being furnished and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference in any registration statement of the Company filed under the Securities Act of 1933, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.