Form 10-Q
period 2006-05-10
MAGUIRE PROPERTIES INC
filed 2006-05-10
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.

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
Los Angeles CA
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code  (213) 626-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common Stock, $.01 par value per share	46,299,750

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Investments in real estate:
Land	$368,212	$411,734
Acquired ground lease	-	30,425
Buildings and improvements	2,381,106	2,990,657
Land held for development and construction in progress	221,133	194,042
Tenant improvements	203,733	254,804
Furniture, fixtures and equipment	15,820	16,231
	3,190,004	3,897,893
Less: accumulated depreciation and amortization	(284,235)	(309,270)
	2,905,769	3,588,623

Cash and cash equivalents	45,421	45,034
Restricted cash	88,393	69,020
Rents and other receivables	16,053	16,821
Deferred rents	32,670	38,304
Due from affiliates	8,792	872
Deferred leasing costs and value of in-place leases, net	169,538	219,100
Deferred loan costs, net	19,499	22,787
Acquired above market leases, net	28,265	40,928
Other assets	30,101	27,702
Investment in unconsolidated joint venture	34,210	-
Total assets	$3,378,711	$4,069,191

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$2,494,016	$3,205,234
Other secured loans	65,000	148,000
Accounts payable and other liabilities	145,960	107,515
Dividends and distributions payable	24,660	24,701
Capital leases payable	7,411	7,450
Acquired below market leases, net	83,699	99,584
Total liabilities	2,820,746	3,592,484

Minority interests	44,532	40,070
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
46,299,750 and 45,814,651 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	463	458
Additional paid-in capital	667,764	664,428
Accumulated deficit and dividends	(167,213)	(233,481)
Accumulated other comprehensive income, net	12,319	5,132
Total stockholders' equity	513,433	436,637
Total liabilities, minority interests and stockholders' equity	$3,378,711	$4,069,191

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Revenues:
Rental	$67,780	$58,525
Tenant reimbursements	22,068	21,665
Hotel operations	6,676	5,915
Parking	10,323	9,640
Management, leasing and development
services to affiliates	1,655	261
Interest and other	780	716
Total revenues	109,282	96,722

Expenses:
Rental property operating and maintenance	21,731	19,383
Hotel operating and maintenance	4,185	3,844
Real estate taxes	9,366	8,113
Parking	2,879	2,647
General and administrative and other	6,134	5,658
Ground lease	268	666
Depreciation and amortization	34,608	28,426
Interest	33,084	25,371
Loss from early extinguishment of debt	642	1,208
Total expenses	112,897	95,316

(Loss) income from continuing operations before equity in
loss of unconsolidated joint venture, gain on sale of real estate and minority interests	(3,615)	1,406
Equity in net loss of unconsolidated joint venture	(825)	-
Gain on sale of real estate	108,469	-
Minority interests	(14,466)	656
Income from continuing operations	89,563	2,062

Income from discontinued operations before minority interests	-	125
Minority interests attributable to discontinued operations	-	(24)
Income from discontinued operations	-	101

Net income	89,563	2,163

Preferred stock dividends	(4,766)	(4,766)
Net income (loss) available to common shareholders	$84,797	$(2,603)

Basic income (loss) per share available to common shareholders	$1.85	$(0.06)
Diluted income (loss) per share available to common shareholders	$1.84	$(0.06)

Weighted-average common shares outstanding:
Basic	45,723,233	42,924,061

Diluted	46,054,880	42,924,061

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Net income	$89,563	$2,163

Other comprehensive income:
Increase in fair value of interest rate instruments	9,215	2,364
Amortization of unrealized gains on sale of interest rate swaps agreements	(953)	(953)
Minority interests	(1,204)	(261)
Comprehensive net income	$96,621	$3,313

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income:	$89,563	$2,163
Adjustments to reconcile net income to net cash
provided by operating activities (including
discontinued operations):
Minority interests	14,466	(632)
Equity in net loss of unconsolidated joint venture	825	-
Operating distributions received from unconsolidated joint venture	746	-
Gain on sale of real estate	(108,469)	-
Depreciation and amortization	34,608	28,426
Revenue recognized related to below market
leases, net of acquired above market leases	(2,819)	(750)
Compensation expense for equity-based awards	1,044	583
Loss on early extinguishment of debt	642	1,208
Amortization of deferred loan costs	1,264	1,101
Amortization of deferred gain from sale of interest rate swaps	(953)	(953)
Changes in assets and liabilities:
Rents and other receivables	(1,760)	(829)
Deferred rents	(3,214)	464
Due from affiliates	(1,056)	(3,655)
Deferred leasing costs	(5,548)	(1,607)
Other assets	(282)	(8,859)
Accounts payable and other liabilities	(2,337)	6,242
Net cash provided by operating activities	16,720	22,902

Cash flows from investing activities:
Expenditures for improvements to real estate	(38,628)	(6,399)
Acquisitions of real estate	(149,807)	(1,342,879)
Proceeds received from sale leaseback of real estate	25,319	-
Deposit for purchase of real estate	-	(5,000)
Proceeds from sale of real estate to unconsolidated joint venture, net	343,488	-
Increase in restricted cash	(32,462)	(92,460)
Net cash provided by (used in) investing activities	147,910	(1,446,738)

Cash flows from financing activities:
Payment of loan costs	(1,989)	(13,085)
Proceeds from mortgage loans	-	1,112,080
Proceeds from term loan	-	450,000
Proceeds from other secured loans	-	10,000
Borrowings on revolving credit facility	-	50,000
Principal payments on term loan	(50,000)	-
Principal payments on other secured loans	-	(96,000)
Repayments on revolving credit facility	(83,000)	(70,000)
Payment of refinancing deposits	(2,925)	-
Other financing activities	414	2,451
Principal payments on capital leases	(453)	(381)
Payment of dividends to preferred stockholders	(4,766)	(4,766)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(21,524)	(21,515)
Net cash (used in) provided by financing activities	(164,243)	1,418,784
Net increase (decrease) in cash and cash equivalents	387	(5,052)
Cash and cash equivalents at beginning of period	45,034	64,495
Cash and cash equivalents at end of period	$45,421	$59,443

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$36,599	$23,024

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$15,575	$9,665
Accrual for dividends and distributions declared	24,660	24,693
Assumption of mortgage and other secured loans	-	155,000
Buyer assumption of mortgage loans secured by properties sold	661,250	-
Increase in fair value of interest rate swaps and caps	9,215	2,364
Other secured loans converted to mortgage loans	-	44,000
Operating partnership units converted to common stock	14,295	485

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”) and Maguire Properties Services, Inc. (“MP Services”) (collectively known as the “Services Companies”) and their subsidiaries, we own, manage, lease, acquire and develop real estate located in the greater area of Los Angeles, California; Orange County, California; San Diego, California; and Denver, Colorado consisting primarily of office properties, land, related parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust or “REIT” for federal income tax purposes.

Through our Operating Partnership, we own whole or partial interests in 23 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (“Total Office Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated Joint Venture formed in conjunction with Macquarie Office Trust (“MOF”) (see Note 11), our share of the Total Office Portfolio is approximately 12.6 million square feet and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Office Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Office Portfolio			Effective Office Portfolio
	Properties	Buildings	Net Rentable Square Feet	Parking Square Footage	Parking Spaces	Net Rentable Square Feet	Parking Square Footage	Parking Spaces
Wholly-Owned Properties	17	52	11,835,638	7,571,908	24,422	11,835,638	7,571,908	24,422
Unconsolidated Joint Venture	6	20	3,849,845	2,401,693	8,136	769,969	480,339	1,627
Total	23	72	15,685,483	9,973,601	32,558	12,605,607	8,052,247	26,049

Weighted Average Leased			91.5%			91.0%

We provide management leasing and development services to the Joint Venture, for which we earn customary fees. We also manage certain properties owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, for which we earn customary fees. As of March 31, 2006, we held 86.2% of the limited partnership units in of our Operating Partnership (“Units”).

As of March 31, 2006, the majority of our existing portfolio is located in nine Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own Wells Fargo Center - Denver, Colorado, which is part of the Joint Venture. Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower - Los Angeles, 777 Tower and One California Plaza (a Joint Venture property) - and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II (“Cerritos”) (Joint Venture properties), collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus (a Joint Venture property) located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center (a Joint Venture property) in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center and Pacific Center.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated condensed financial statements include all of the accounts of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote discussions normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments and eliminations necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred from land held for development and construction in progress to land and buildings and improvements on the consolidated balance sheets as the historical cost of the property. As of March 31, 2006, we have incurred $51.4 million of pre-development costs. Interest capitalized for the three months ended March 31, 2006 and March 31, 2005 was $2.9 million and $0.5 million, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

Gain or Losses on Disposition of Real Estate

Gains or losses on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold.

When we contribute a property to a new joint venture in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the joint venture acquiring the property.

Investment in Unconsolidated Joint Venture

We account for our investment in the Joint Venture under the equity method of accounting because we exercise significant influence over, but do not control, the Joint Venture. We evaluated our investment in the unconsolidated Joint Venture and have concluded that the Joint Venture is not a variable interest entity under FIN 46(R). The partner in the Joint Venture has substantive participating rights including approval of and participation in setting operating budgets and strategic plans, capital spending, sale or financing transactions. Accordingly, we have concluded that the equity method of accounting is appropriate for our investment in the unconsolidated Joint Venture. Our investment in the Joint Venture is recorded initially at cost, as investment in the Unconsolidated Joint Venture, and is subsequently adjusted for our proportionate share of net earnings or losses and cash contributions and distributions received and other adjustments, as appropriate. Any difference between the carrying amount of the investment on our consolidated condensed balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings or losses of unconsolidated joint venture over 40 years.

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

Stock Compensation

On April 1, 2005, we adopted FASB Statement of Financial Accounting Standards 123 (Revised) “Share-Based Payment” (“SFAS 123(R),” using a modified prospective application, as permitted under SFAS 123(R)). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the fiscal year of adoption.

Prior to the adoption of SFAS 123(R), we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) to account for our stock-based awards. Under APB 25, we generally only recorded stock-based compensation expense for restricted stock, which amounted to $0.6 million in the three months ended March 31, 2005. Under the provisions of APB 25, we were not required to recognize compensation expense for stock options. Beginning in the second quarter of 2005, with the adoption of SFAS 123(R), we recorded stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the three months ended March 31, 2006 was $1.0 million.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if we had recorded compensation expense based on the fair value method for all Equity Classified Awards for the three months ended March 31, 2005. The amount for the three months ended March 31, 2006 are included in the table below only to provide detail for a comparative presentation to the three months ended March 31, 2005 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005

Reported net income (loss) available to common shareholders	$84,797	$(2,603)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of minority interests	891	469
Less: Total stock-based employee compensation expense determined under the fair value method, net of minority interests	(891)	(518)
Pro forma net income (loss) available to common shareholders	$84,797	$(2,652)
Earnings (loss) per share from continuing operations available to common shareholders:
Basic - as reported	$1.85	$(0.06)
Dilutive - as reported	$1.84	$(0.06)
Basic - pro forma	$1.85	$(0.06)
Dilutive - pro forma	$1.84	$(0.06)

The fair market value of each stock option granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model. No options have been granted thus far in 2006.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

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

Hotel revenues are recognized when the services are rendered to the hotel guests. Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Lease commission revenue is recognized when legally earned under the provisions of the underlying lease commission agreement with the landlord. Revenue recognition generally occurs 50% upon lease signing, when the first half of the lease commission becomes legally payable with no right of refund, and 50% upon tenant move in, when the second half of the lease commission becomes legally payable with no right of refund. In circumstances where the landlord has a right of refund or no legal obligation to pay if the tenant does not move in, we defer revenue recognition until the tenant moves in or the Landlord no longer legally has a right of refund. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

Related Party Transactions

We have receivables due from entities controlled by Mr. Maguire in the amount of $1.9 million and $0.9 million recorded in due from affiliates as of March 31, 2006 and December 31, 2005, respectively. These receivables are for management fees, development fees, leasing commissions and other operating expense reimbursements and were current as of March 31, 2006.

As of March 31, 2006, we have $6.9 million in net receivables due from the Joint Venture, primarily representing amounts due to us for post-closing prorations in accordance with the Joint Venture contribution agreements.

On February 23, 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate a “right of first offer” agreement with respect to a 1.4 million square foot office, hotel and retail property located in the Dallas/Fort Worth, Texas area (“Solana”), and a 322-acre Solana land parcel also owned by Mr. Maguire. We will continue to be compensated for asset management and leasing services for Western Asset Plaza, 1733 Ocean Avenue and Solana properties. Mr. Maguire has voluntarily offered to pay us $0.7 million for reimbursement of costs incurred in connection with the waivers and right of first offer termination.

The properties previously covered by option agreements are the following:

Interest	Property	Location	Square Footage

100.0%	Western Asset Plaza	Pasadena, California	256,987
12.5%	Water’s Edge I & II	Playa Vista, California	245,530
100.0%	1733 Ocean Avenue	Santa Monica, California	91,398
			593,915

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

3. Earnings (Loss) per Share

Earnings (loss) per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2006	2005

Income from continuing operations	$89,563	$2,062
Preferred dividends	(4,766)	(4,766)
Income (loss) from continuing operations available to common shareholders	84,797	(2,704)
Income from discontinued operations	-	101
Net income (loss) available to common shareholders	$84,797	$(2,603)

Weighted average common shares outstanding - basic	45,723,233	42,924,061

Potentially dilutive securities (1):
Stock options	239,368	-
Restricted stock	92,279	-
Weighted average common shares outstanding - diluted	46,054,880	42,924,061

Earnings (loss) per share - basic:
Income (loss) per share from continuing operations available to common shareholders	$1.85	$(0.06)
Income per share from discontinued operations	-	0.00
Net income (loss) per share available to common shareholders	$1.85	$(0.06)

Earnings (loss) per share - diluted:
Income (loss) per share from continuing operations available to common shareholders	$1.84	$(0.06)
Income per share from discontinued operations	-	0.00
Net income (loss) per share available to common shareholders	$1.84	$(0.06)
___________
(1)
For the three months ended March 31, 2005, the effect of the assumed exercise of 550,000 potentially dilutive outstanding stock options and the effect of 375,555 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by us, which, at March 31, 2006 and December 31, 2005 amounted to 13.8% and 14.9%, respectively. In conjunction with the formation of our company, Mr. Maguire and entities controlled by him and certain other persons and entities contributing ownership interests in the certain businesses of the Maguire Properties predecessor (the “Predecessor”), Predecessor properties to our Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the three months ended March 31, 2006, our Operating Partnership redeemed a total of 587,863 Units upon instruction from limited partners for an equivalent number of shares. Neither we nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

5. Debt

A summary of our outstanding consolidated indebtedness as of March 31, 2006 is as follows:

	Maturity				Principal Outstanding
	Date		Interest Rate		March 31, 2006		December 31, 2005

Term Loan	03/15/10		LIBOR + 1.75%		$365,000	(1)	$415,000
US Bank Tower Mortgage	07/01/13		4.66%		260,000		260,000
Gas Company Tower and
World Trade Center Garage:
Mortgage (2)	07/06/07	(3)	LIBOR + 0.824%	(4)	230,000		230,000
Senior Mezzanine (2)	07/07/08	(5)	LIBOR + 3.750%	(6)	30,000		30,000
Junior Mezzanine (2)	07/06/07	(3)	LIBOR + 6.625%	(7)	20,000		20,000
Wells Fargo Tower (CA) Mortgage	07/01/10		4.68%	(8)	250,000		250,000
KPMG Tower Mortgage	11/01/11		5.14%		210,000		210,000
Park Place I Mortgage	11/01/14		5.64%		170,000		170,000
One California Plaza Mortgage (9)	12/01/10		4.73%		-		146,250
Washington Mutual Mortgage (9)	12/11/11		5.07%		-		106,000
Lantana Mortgage	01/06/10		4.94%		98,000		98,000
Glendale Center Mortgage (10)	11/01/13		5.73%		80,000		80,000
Wells Fargo Center (CO) Mortgage (9)	04/06/15		5.26%		-		276,000
Pacific Arts Plaza Mortgage	04/01/12		5.15%		270,000		270,000
777 Tower Mortgage (11), (12)	09/10/09		4.81%		114,536		114,504
777 Tower Mortgage (11)	09/10/09		LIBOR + 0.90%		40,000		40,000
San Diego Tech Center Mortgage (9)	04/11/15		5.70%		-		133,000
Regents Square I & II Mortgage	04/01/12		5.13%		103,600		103,600
Park Place II Mortgage	03/12/12		5.39%		100,000		100,000
801 North Brand Mortgage	04/06/15		5.73%		75,540		75,540
Wateridge Plaza Mortgage	04/09/07		LIBOR + 1.75%	(13)	47,880		47,880
Wateridge Plaza Mezzanine	04/09/07		LIBOR + 1.75%	(13)	15,000		15,000
Mission City Corporate Center Mortgage	04/01/12		5.09%		52,000		52,000
700 North Central Mortgage	04/06/15		5.73%		27,460		27,460
Revolving Credit Facility	03/15/09	(14)	LIBOR + 1.75%		-	(1)	83,000
Total Consolidated Debt					$2,559,016		$3,353,234
___________
(1)	Upon closing of the Joint Venture on January 5, 2006, we paid down $50.0 million of the Term Loan and $83.0 million of the revolving credit facility.

(2)
On July 29, 2005, we obtained a $458.0 million conditional loan commitment to refinance the Gas Company Tower and World Trade Center Garage debt in August 2006 at an effective interest rate of 5.35%, including the cost of the forward commitment.

(3)	A one-year extension is available.

(4)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(5)	This loan must be repaid on the maturity date of the Gas Company Tower and World Trade Center Garage mortgage financing if the mortgage is not extended.

(6)
As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(7)
This loan is subject to a LIBOR floor of 2%. This loan also requires a monthly “interest floor differential” payment during any month in which LIBOR is less than 2% per annum; such payment must be made until the principal balance of the Gas Company Tower and World Trade Center Garage senior mezzanine loan no longer exceeds $20.0 million, and is equal to the positive difference between 2% and LIBOR, times a notional amount that is initially $10.0 million, but which decreases dollar for dollar as the first $10.0 million of senior mezzanine loan principal is repaid.

(8)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with a weighted average interest rate of 4.68%.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(9)	Effective January 5, 2006, these properties were acquired by the Joint Venture in which we retained a 20% interest.

(10)
On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into an interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%.

(11)
On May 2, 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(12)	Net of loan discount of $0.4 million as of March 31, 2006.

(13)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(14)	The credit facility currently bears interest of LIBOR + 1.75%. The spread may fluctuate between 1.50% and 2.00%, depending on our consolidated leverage ratio.

As of March 31, 2006 and December 31, 2005, one-month LIBOR was 4.83% and 4.39%, respectively. The weighted average interest rate of our debt was 5.49% and 5.36% as of March 31, 2006 and December 31, 2005, respectively.

Except for our mortgage loans for Wells Fargo Tower - Los Angeles, KPMG Tower and Park Place I, our mortgage and mezzanine loans require interest-only payments on a monthly basis with principal due at maturity. Our Wells Fargo Tower mortgage loan requires monthly payments of interest only until July 2006 when monthly principal payments based on a 30-year amortization schedule begin. Our KPMG Tower mortgage loan requires monthly payments of interest only until November 2009 when monthly principal payments based on a 30-year amortization schedule begin. Our Park Place I mortgage loan requires monthly payments of interest only until December 2009 when monthly principal payments based on a 30-year amortization schedule begin.

As of March 31, 2006, of our total secured debt of $2,559.0 million, $365.0 million may be prepaid with no penalty, $1,236.6 million may be defeased after various lockout periods (as defined in the underlying loan agreements) and $957.4 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements).

  The revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties and pledges of equity interest in substantially all property owning subsidiaries of our Operating Partnership. As of March 31, 2006, we had no outstanding borrowings on our revolving credit facility.

Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.

Upon closing of the Joint Venture (see Note 11), our consolidated debt decreased by approximately $794.3 million, comprised of the repayment of the secured credit facility balance of $83.0 million and $50.0 million of the Term Loan as well as the assumption by the Joint Venture of $661.3 million of existing mortgage debt secured by One California Plaza ($146.25 million), Wells Fargo Center - Denver ($276.0 million), San Diego Tech Center ($133.0 million) and Washington Mutual Irvine Campus ($106.0 million). In addition, on January 5, 2006, Maguire Macquarie-Cerritos I, LLC, a wholly owned subsidiary of the Joint Venture that owns Cerritos, completed a $95.0 million, ten-year, interest-only mortgage financing with LaSalle Bank National Association, bearing interest at a fixed rate of 5.54% with

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

a maturity date of February 1, 2016. The loan requires interest-only monthly payments until March 2011 when monthly principal payments based on a 30-year amortization schedule begin. Cerritos is a Joint Venture property and monthly debt service payments will be made by the Joint Venture; however, our Operating Partnership is the guarantor to the Joint Venture on the mortgage. The guaranty expires January 5, 2009.

  The terms of our Secured Revolving Credit Facility and Term Loan include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. At March 31, 2006, we were in compliance with all such covenants.

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Mr. Maguire and certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor have guaranteed a portion of our debt. As of March 31, 2006, $591.8 million of our debt is subject to such guarantees.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

6. Discontinued Operations

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

The following table summarizes the income and expense components that comprise income from discontinued operations for the three months ended March 31, 2005 (in thousands):

Three Months Ended March 31, 2005

Revenue:
Rental	$643
Tenant reimbursements	98
Parking	5
Other	-
Total revenues	746

Expenses:
Rental property operating and maintenance	167
Real estate taxes	69
Parking	25
Depreciation and amortization	-
Interest	360
Total expenses	621

Income from discontinued operations before minority interests	125
Minority interests attributable to discontinued operations	(24)
Income from discontinued operations	$101

Interest expense allocated to discontinued operations relates to interest on mortgage loans secured by One Renaissance Square and Austin Research Park I and II. No interest expense associated with our Term Loan or revolving line of credit was allocated to discontinued operations.

7. Incentive Award Plan

We have established the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards to our employees, officers, directors and consultants, the Operating Partnership and MP Services (and their respective subsidiaries). We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan.

Effective April 1, 2005, our board of directors adopted a five-year equity compensation program for senior management. The program, which measures our performance over a 60-month period (unless full

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

vesting of the program occurs earlier) commencing April 1, 2005, provides for awards to be earned if we attain certain performance measures based on annualized total shareholder returns on an absolute and relative basis.

The awards are to be paid in common stock, or at our option, in cash. We intend to settle these awards in common stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010. We are accounting for the awards as equity classified awards under SFAS 123(R). The aggregate fair value of the awards at the date of the grant was $7.0 million, which is being recorded as compensation expense, on a straight-line basis, over the derived requisite service period of five years.

On December 8, 2005, Mr. Gilchrist resigned as a member of our board of directors and effective January 1, 2006 resigned as an officer of our company. As of January 1, 2006, he forfeited 105,263 shares of unvested restricted stock originally valued at $19.00 per share granted upon consummation of our Initial Public Offering (“IPO”). The remaining 52,632 shares of unvested restricted stock granted upon consummation of our IPO was revalued upon modification at $30.75 (the price of one share of our common stock on the New York Stock Exchange as of December 12, 2005) and will be expensed through the vesting date of June 27, 2006, in accordance with the terms of Mr. Gilchrist’s consulting agreement. Also in connection with his resignation, Mr. Gilchrist forfeited his grant under the Executive Equity Plan, resulting in the reversal of the previously accrued compensation expense of $259,400 during the three months March 31, 2006.

In January 2006, we granted 8,728 shares of restricted stock at $30.90 (the price of one share of our common stock on the New York Stock Exchange as of December 30, 2005) to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2006, 2007 and 2008.

In January 2006, we granted 8,642 shares of restricted stock at $30.90 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan, which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days (or $35.85). As of March 31, 2006, none of these shares of restricted stock have vested.

A summary of our restricted stock as of March 31, 2006 is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock at January 1, 2006	267,316	$20.97
Granted	70,002	30.79
Vested	-	-
Forfeited	(157,895)	19.00
Unvested restricted stock at March 31, 2006	179,423	$26.54

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

vest in three equal annual installments from the date of grant. On December 8, 2005, in connection with his election as an independent director to our board of directors to replace Mr. Gilchrist, we granted Mr. Lewis Wolff options to purchase 7,500 shares of common stock at an exercise price of $31.23. These options vest in equal annual installments on December 8, 2007, 2008 and 2009.

A summary of our stock options as of March 31, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at January 1, 2006	577,500	$19.61
Granted	-	-
Exercised	(2,500)	$19.00
Forfeited	-	-
Options outstanding as of March 31, 2006	575,000	$19.61

Options exercisable as of March 31, 2006	26,667	$20.35

The weighted-average remaining contractual term for the 26,667 exercisable stock options was 7.5 years with a total intrinsic value of $430,800 as of March 31, 2006. The weighted-average remaining contractual term for the 575,000 outstanding stock options was 7.4 years with a total intrinsic value of $9.7 million as of March 31, 2006 and the total compensation cost not yet recognized is approximately $166,100, which will be recognized through June 2008.

8. Derivative Instruments

On February 6, 2006, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in April 2006 in connection with the $121.2 million financing of Pacific Center that effectively fixes the rate at 5.76%. The notional amount of the swap is $114.0 million, effective in March 2006 with a strike rate of the forward-starting ten-year swap rate of 5.07%. The swap was terminated in April 2006 upon completion of the financing.

Included in accumulated other comprehensive income as of March 31, 2006 was the fair value of the forward-starting interest rate swaps outstanding, which was approximately $9.2 million, net of minority interests of $1.3 million, the fair value of the interest rate cap not expensed, which was approximately $0.1 million, net of minority interest of $14,000, and $5.1 million of deferred gain on the swaps that we sold in July 2004 and October 2003, net of minority interests of $0.7 million. The deferred gain on sale of swaps will be recognized as a reduction of interest expense over the original lives of the swaps as required by SFAS 133.

9. Property Acquisitions

On February 6, 2006, we completed the acquisition of Pacific Center, a 6.4-acre office campus with two 10-story buildings located in the Mission Valley submarket of San Diego, California. The purchase price for Pacific Center was approximately $149.0 million and was paid for in cash from the net proceeds of our Joint Venture transaction with MOF. The purchase price of the acquisition has been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than 12 months from the date of acquisition.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

10. Property Dispositions

On March 28, 2006, we sold 808 South Olive Garage (the “808 Garage”), a parking garage located in downtown Los Angeles, California, for $26.5 million to Zaytim, LLC. The 808 Garage collateralized a $280.0 million loan with Gas Company Tower. Upon the sale of the 808 Garage, the collateralization was transferred to World Trade Center Garage, another of our wholly owned parking garages.

Certain tenants of the Gas Company Tower and US Bank Tower are required under their existing leases to purchase monthly off-site parking passes through the end of their lease terms. The Gas Company Tower and US Bank Tower have historically met this offsite parking requirement through an existing parking easement agreement between the Gas Company Tower and the 808 Garage. This easement was amended and restated (the “Amended Parking Easement”) in connection with the sale of the 808 Garage to Zaytim, LLC on March 28, 2006. In accordance with the Amended Parking Easement Agreement, the 808 Garage is obligated to provide a specified number of monthly parking spaces (initially 777 spaces, decreasing to 553 spaces on June 1, 2007 and 498 spaces on July 1, 2010 and expiring on November 8, 2011) to the Gas Company Tower in exchange for receiving specified fixed monthly payments, representing both consideration for the parking spaces provided as well as a reimbursement of a pro rata share of the operating expenses of the 808 Garage. Zaytim, LLC will receive approximately $8.6 million in consideration for the period from March 29, 2006 through November 8, 2011 from the Gas Company Tower in connection with the Amended Parking Easement Agreement. For accounting purposes, the Amended Parking Easement is considered a lease and as a result, the transaction is considered a sale-leaseback with a sublease to the tenants at Gas Company Tower and US Bank Tower. As a result, this transaction does not qualify as a sale under SFAS 66 or a sale-leaseback under SFAS 98, and will be accounted for as a financing. The net sales consideration of $25.3 million received from Zaytim, LLC has been recorded as a liability and is included in accounts payable and other liabilities in the accompanying balance sheet.

11. Investment in Unconsolidated Joint Venture

On October 26, 2005, we entered into definitive agreements with MOF to form the Joint Venture to own, operate and acquire office properties principally located in Southern California, five of which were previously owned by us.

On January 5, 2006, we completed the series of transactions contemplated by the Joint Venture agreements. The Joint Venture transactions were comprised of the following:

•
The contribution by us of One California Plaza, Wells Fargo Center - Denver, San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos, including the Joint Venture’s assumption of $661.25 million of mortgage debt secured by four of the properties, in exchange for a 20% interest in the Joint Venture and $382.0 million in cash, including $19.0 million representing a distribution to us of our 20% share in new mortgage debt issued by the Joint Venture which is secured by Cerritos as discussed below. The contribution of San Diego Tech Center excluded undeveloped land approved for 1.2 million square feet of office entitlements and the contribution of Washington Mutual Irvine Campus excluded undeveloped land approved for 145,000 square feet of office entitlements.

•
The issuance of $95.0 million in new mortgage financing issued by the Joint Venture which is secured by Cerritos, a 10 year, interest only mortgage financing at a fixed interest rate of 5.54% with a maturity date of February 1, 2016. Our Operating Partnership provided a guarantee to the Joint Venture to repay this mortgage through January 5, 2009.

•	The contribution by MOF of Stadium Gateway and cash in exchange for an 80% interest in the Joint

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

Venture.

•	The contribution by us of $5.6 million cash in exchange for a 20% Joint Venture interest in Stadium Gateway.

As a result of the Joint Venture transactions, we received net cash proceeds of $376.4 million, consisting of $363.0 million relating to MOF’s 80% acquisition of the five assets we contributed to the Joint Venture, $19.0 million representing the distribution of our 20% pro rata share of mortgage financing net proceeds issued by the Joint Venture and secured by Cerritos, net of $5.6 million in cash we paid to fund the acquisition of our 20% Joint Venture interest in Stadium Gateway.

We recognized a gain on sale of approximately $108.5 million on our sale of the five assets to the Joint Venture related to MOF’s acquisition of an 80% interest in these five assets. Our gain on sale was reduced by approximately $57.2 million related to various items as further described below. We recorded our 20% interest retained in the Joint Venture at 20% of our historical net book value of the five properties contributed.

As a result of our guarantee (which is considered continuing involvement that precludes gain recognition under GAAP) of the new mortgage financing issued by the Joint Venture which is secured by Cerritos, we deferred the $20.4 million gain on sale related to that property, which is included in accounts payable and other liabilities in the accompanying consolidated condensed balance sheet as of March 31, 2006. The gain will be recognized once our debt guarantee expires.

In connection with the Joint Venture contribution agreements for One California Plaza, Wells Fargo Center - Denver and San Diego Tech Center, we agreed to fund certain future existing and contingent obligations, including:

•	Approximately $16.0 million in future tenant lease obligations, including tenant improvement allowances and leasing commissions; and

•	Approximately $5.0 million in master lease payments through December 31, 2006 for certain vacant spaces until they are leased.

Accordingly, we have reduced our gain on sale by approximately $21.0 million, representing our maximum funding exposure under these obligations. As of March 31, 2006, approximately $12.3 million of these obligations remain outstanding, which are included in accounts payable and other liabilities in the accompanying consolidating condensed balance sheet.

We have also agreed to provide property management services to the five properties we contributed to the Joint Venture for the three year period ending January 5, 2009 at no consideration, other than the reimbursement of direct property management expenses incurred. Accordingly, we have reduced our gain on sale by approximately $8.6 million, representing prepaid revenue for the property management services we will provide through January 2009, which is included in accounts payable and other liabilities in the accompanying consolidated condensed balance sheet.

In addition, $7.5 million of the purchase price is contingently refundable to MOF until January 5, 2009 if the five properties we contributed do not meet certain pre-defined annual income targets for the three year period ended January 5, 2009. Accordingly, we have reduced our gain on sale by approximately $7.5 million, representing contingent consideration, which is included in accounts payable and other liabilities in the accompanying consolidated condensed balance sheet.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

In accordance with the Joint Venture agreement, both we and MOF have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, MOF has a right to acquire up to a 50% interest in our development projects at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value.

As of March 31, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza (1)	Los Angeles, CA	988,914
Cerritos Corporate Center (1)	Cerritos, CA	326,535
Washington Mutual Campus (1)	Irvine, CA	414,595
San Diego Tech Center (1)	San Diego, CA	644,572
Wells Fargo Center (1)	Denver, CO	1,202,403
Stadium Gateway (2)	Anaheim, CA	272,826
Total		3,849,845
__________
(1)	Properties contributed to the Joint Venture by Maguire Properties.

(2)	Properties contributed to the Joint Venture by MOF.

  We retained a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties. We will receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to out performance distributions based on the results of the Joint Venture.

The following table summarizes the Joint Venture condensed balance sheet as of March 31, 2006:

Assets
Investments in real estate	$1,156,634
Less: accumulated depreciation and amortization	(17,280)
1,139,354
Cash and cash equivalents including restricted cash	20,647
Rents, deferred rents and other receivables	6,836
Deferred charges, net	11,289
Other assets	3,556
Total assets	$1,181,682

Liabilities and partners' equity
Loans payable	$808,250
Accounts payable, accrued interest payable and other liabilities	25,493
Acquired below market leases, net	1,910
Total liabilities	835,653

Partner equity	346,029
Total partners' equity	346,029
Total liabilities and partners' equity	$1,181,682

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

The following table summarizes the Joint Venture condensed statement of operations as of March 31, 2006:

Period from
January 5, 2006
to March 31, 2006

Revenue:
Rental	$18,142
Tenant reimbursements	6,403
Parking	1,791
Interest and other	62
Total revenue	26,398

Expenses:
Rental property operating and maintenance	4,941
Real estate taxes	2,623
Parking expenses	366
Depreciation and amortization	11,763
Interest	10,309
Other	522
Total expenses	30,524

Net loss	$(4,126)

Company share	$(825)

12. Subsequent Events

On April 20, 2006, Maguire Properties - Pacific Center, LLC, a wholly owned subsidiary of our Operating Partnership, completed a $121.2 million, interest-only ten-year mortgage financing with Greenwich Capital Financial. The mortgage loan has a fixed rate of 5.76% with a maturity date of May 6, 2016.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report on Form 10-Q. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2005. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Through our Operating Partnership, we own whole or partial interests in 23 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (“Total Office Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated Joint Venture we own in conjunction with Macquarie Office Trust (“MOF”), our share of the Total Office Portfolio is approximately 12.6 million square feet and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office and retail properties from which we derive our net income, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Office Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Office Portfolio			Effective Office Portfolio
	Properties	Buildings	Net Rentable Square Feet	Parking Square Footage	Parking Spaces	Net Rentable Square Feet	Parking Square Footage	Parking Spaces
Wholly-Owned Properties	17	52	11,835,638	7,571,908	24,422	11,835,638	7,571,908	24,422
Unconsolidated Joint Venture	6	20	3,849,845	2,401,693	8,136	769,969	480,339	1,627
Total	23	72	15,685,483	9,973,601	32,558	12,605,607	8,052,247	26,049

Weighted Average Leased			91.5%			91.0%

Our Total Office Portfolio includes 23 properties located in nine submarkets in Los Angeles County, Orange County and San Diego County and Wells Fargo Center - Denver. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of March 31, 2006, investment grade rated tenants generated 47.4% of the annualized rent of our Total Office Portfolio and 46.3% of the annualized rent of our Effective Office Portfolio, and nationally recognized professional service firms generated an additional 24.2% of the annualized rent of our Total Office Portfolio and 25.7% of the annualized rent of our Total Effective Portfolio. The weighted-average remaining lease term of our Total Office Portfolio tenants was approximately 5.6 years as of March 31, 2006.

We also wholly own land parcels adjacent to our Glendale properties, 777 Tower, Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 587,000, 840,000, 145,000, 194,000, 400,000, 170,000, 1,200,000 and 102,000 net rentable square feet of office developments, respectively. In addition, we own undeveloped land at Park Place II that we believe can support approximately 7.2 million net rentable square feet of office, retail, structured parking and residential uses.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services to the Joint Venture and certain properties owned by Robert F. Maguire III, our Chairman and Chief Executive Officer.

On October 26, 2005, we entered into definitive agreements with MOF to form the Joint Venture to own, operate and acquire office properties principally located in Southern California, five of which were previously owned by us.

On January 5, 2006, we completed the series of transactions contemplated by the Joint Venture agreements. The Joint Venture transactions were comprised of the following:

•
The contribution by us of One California Plaza, Wells Fargo Center - Denver, San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center Phase I and Phase II (“Cerritos”), including the Joint Venture’s assumption of $661.25 million of mortgage debt secured by four of the properties, in exchange for a 20% interest in the Joint Venture and $382.0 million in cash, including $19.0 million representing a distribution to Maguire of our 20% share in new mortgage debt issued by the Joint Venture which is secured by Cerritos as discussed below. The contribution of San Diego Tech Center excluded undeveloped land approved for 1.2 million square feet of office entitlements and the contribution of Washington Mutual Irvine Campus excluded undeveloped land approved for 145,000 square feet of office entitlements.

•
The issuance of $95.0 million in new mortgage financing issued by the Joint Venture which is secured by Cerritos, a 10 year, interest only mortgage financing at a fixed interest rate of 5.54% with a maturity date of February 1, 2016. Our Operating Partnership provided a guarantee to the Joint Venture to repay this mortgage through January 5, 2009.

•	The contribution by MOF of Stadium Gateway and cash in exchange for an 80% interest in the Joint Venture.

•	The contribution by us of $5.6 million cash in exchange for a 20% Joint Venture interest in Stadium Gateway.

As a result of the Joint Venture transactions, we received net cash proceeds of $376.4 million, consisting of $363.0 million relating to MOF’s 80% acquisition of the five assets we contributed to the Joint Venture, $19.0 million representing the distribution of our 20% pro rata share of mortgage financing net proceeds issued by the Joint Venture and secured by Cerritos, net of $5.6 million in cash we paid to fund the acquisition of our 20% Joint Venture interest in Stadium Gateway.

We recognized a gain on sale of approximately $108.5 million on our sale of the five assets to the Joint Venture related to MOF’s acquisition of an 80% interest in these five assets. Our gain on sale was reduced by approximately $57.2 million related to various items as further described below. We recorded our 20% interest retained in the Joint Venture at 20% of our historical net book value of the five properties contributed.

As a result of our guarantee (which is considered continuing involvement that precludes gain recognition under GAAP) of the new mortgage financing issued by the Joint Venture which is secured by Cerritos, we deferred the $20.4 million gain on sale related to that property, which is included in accounts payable and other liabilities in the accompanying consolidated condensed balance sheet as of March 31, 2006. The gain will be recognized once our debt guarantee expires.

In connection with the Joint Venture contribution agreements for One California Plaza, Wells Fargo Center - Denver and San Diego Tech Center, we agreed to fund certain future existing and contingent obligations, including:

•	Approximately $16.0 million in future tenant lease obligations, including tenant improvement allowances and leasing commissions; and

•	Approximately $5.0 million in master lease payments through December 31, 2006 for certain vacant spaces until they are leased.

Accordingly, we have reduced our gain on sale by approximately $21.0 million, representing our maximum funding exposure under these obligations. As of March 31, 2006, approximately $12.3 million of these obligations remain outstanding, which are included in accounts payable and other liabilities in the accompanying consolidating condensed balance sheet.

We have also agreed to provide property management services to the five properties we contributed to the Joint Venture for the three year period ending January 5, 2009 at no consideration, other than the reimbursement of direct property management expenses incurred. Accordingly, we have reduced our gain on sale by approximately $8.6 million, representing prepaid revenue for the property management services we will provide through January 2009, which is included in accounts payable and other liabilities in the accompanying consolidated condensed balance sheet.

In addition, $7.5 million of the purchase price is contingently refundable to MOF until January 5, 2009 if the five properties we contributed do not meet certain pre-defined annual income targets for the three year period ended January 5, 2009. Accordingly, we have reduced our gain on sale by approximately $7.5 million, representing contingent consideration, which is included in accounts payable and other liabilities in the accompanying consolidated condensed balance sheet.

In accordance with the Joint Venture agreement, both we and MOF have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, MOF has a right to acquire up to a 50% interest in our development projects at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value.

As of March 31, 2006 the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza (1)	Los Angeles, CA	988,914
Cerritos Corporate Center (1)	Cerritos, CA	326,535
Washington Mutual Campus (1)	Irvine, CA	414,595
San Diego Tech Center (1)	San Diego, CA	644,572
Wells Fargo Center (1)	Denver, CO	1,202,403
Stadium Gateway (2)	Anaheim, CA	272,826
Total		3,849,845
__________
(1)	Properties contributed to the Joint Venture by Maguire Properties.

(2)	Properties contributed to the Joint Venture by MOF.

 We retained a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties. We will receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to out performance distributions based on the results of the Joint Venture.

Factors Which May Influence Future Results of Operations

As of March 31, 2006, our Total Office Portfolio was 91.5% leased to 610 tenants. Approximately 6.2% of our leased square footage expires during the remainder of 2006 and approximately 7.1% of our leased square footage expires during 2007. Our leasing strategy for the remainder of 2006 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates, including 700 North Central (80.6% leased at March 31, 2006), US Bank Tower (83.0% leased at March 31, 2006), Pacific Center (85.3% leased at march 31, 2006), One California Plaza, a Joint Venture property, (86.3% leased at March 31, 2006) and 801 North Brand (87.7% leased at March 31, 2006).

Our corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants.

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas. We are optimistic that market conditions will continue to improve during 2006, as they did during 2005, as evidenced by reduced vacancy rates in 2005 and strong activity during the three months ended March 31, 2006. However, this is contingent upon continued strong job growth in our markets.

We believe that, on a portfolio basis, rental rates on leases expiring in 2006 are below those currently being achieved in our markets primarily due to one lease for 260,498 square feet at KPMG Tower that expires in June 2006 at below-market rates, partially offset by one lease for 152,166 square feet at Gas Company Tower that expires in November 2006 at above market rates. In light of strengthening markets, on a portfolio basis, we believe that our in-place rental rates scheduled to expire in 2007 and 2008 have contractual rental rates that are at or below market rental rates that will be prevailing at that time. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates.

We believe that a portion of our company’s future growth over the next several years will come from projects currently in the development process. In 2005, we began construction at Park Place II at 3161 Michelson for an office building and two parking garages with completion targeted for the fourth quarter of 2006 for the parking garages and mid 2007 for the office building. Tenant demand has been strong in this submarket and the project is approximately 53% pre-leased as of March 31, 2006 and our focus will be to lease up the project throughout the year.

We also currently own additional undeveloped land that we believe can support 8.9 million square feet of development primarily located in strong submarkets including Santa Monica, the Tri-Cities, Orange County and San Diego County. We are targeting to begin construction on approximately 1.0 million square feet of space in these submarkets during 2006 and 2007. We have commenced development or pre-development activities at San Diego Tech Center, Lantana Media Campus, Washington Mutual Irvine Campus, Mission City Corporate Center, Glendale North, Wateridge Plaza, Pacific Arts Plaza and 755 Figueroa. We currently do not have any lease commitments for any of these projects as of the date of this report. However, as economic growth has been healthy in these markets, we anticipate the prospects of leasing the projects are also strong.

We expect the funding for these developments to be provided principally from construction loans and to a lesser extent the proceeds of the Joint Venture.

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

We believe that new real estate investments will have a significant impact on our future results of operations, including the 2006 acquisition of Pacific Center located in San Diego, California. In 2006, we will continue to endeavor to lease up our newly acquired properties with creditworthy tenants at rental rates at or above current market rates. In addition, we will continue to take advantage of greater economies of scale achieved and implement more efficient operations (i.e., cost-saving capital improvements to decrease energy costs) throughout all of the properties in our portfolio.

Related Party Transactions

We have receivables due from entities controlled by Mr. Maguire in the amount of $1.9 million and $0.9 million recorded in due from affiliates as of March 31, 2006 and December 31, 2005, respectively. These receivables are for management fees, development fees, leasing commissions and other operating expense reimbursements and were current as of March 31, 2006.

As of March 31, 2006, we have $6.9 million in net receivables due from the Joint Venture, primarily representing our net working capital for the period prior to the January 5, 2006 closing of the Joint Venture transaction, which remained with the contributed properties to satisfy our pre-closing obligation in accordance with the contribution agreements. These funds will be collected during the second quarter of 2006. This balance also includes reimbursements for routine management expenses under our property management agreement with the Joint Venture.

On February 23, 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate a “right of first offer” agreement with respect to a 1.4 million square foot office, hotel and retail property located in the Dallas/Fort Worth, Texas area (“Solana”), and a 322-acre Solana land parcel also owned by Mr. Maguire. We will continue to be compensated for asset management and leasing services for Western Asset Plaza, 1733 Ocean Avenue and Solana properties. Mr. Maguire has voluntarily offered to pay us $0.7 million for reimbursement of costs incurred in connection with the waiver and right of first offer termination.

The properties previously covered by option agreements are the following:

Interest	Property	Location	Square Footage

100.0%	Western Asset Plaza	Pasadena, California	256,987
12.5%	Water’s Edge I & II	Playa Vista, California	245,530
100.0%	1733 Ocean Avenue	Santa Monica, California	91,398
			593,915

Critical Accounting Policies

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

Hotel revenues are recognized when the services are rendered to the hotel guests. Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Lease commission revenue is recognized when legally earned under the provisions of the underlying lease commission agreement with the landlord. Revenue recognition generally occurs 50% upon lease signing, when the first half of the lease commission becomes legally payable with no right of refund, and 50% upon tenant move in, when the second half of the lease commission becomes legally payable with no right of refund. In circumstances where the landlord has a right of refund or no legal obligation to pay if the tenant does not move in, we defer revenue recognition until the tenant moves in or the Landlord no longer legally has a right of refund. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

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

Current Submarket Information

LACBD, California. Leasing activity in the LACBD remained strong during the first quarter ended March 31, 2006 with 158,830 square feet of net absorption and an ending direct vacancy of 13.4%. The strong tenant demand, primarily driven by legal and professional firms looking to renew and expand their leases in the LACBD, is expected to continue throughout 2006. Additionally, the ongoing revitalization efforts in downtown are expected to elevate tenant demand for the year as we continue to see a broader prospect base from outside of the downtown market. As of March 31, 2006, our LACBD portfolio was 89.4% leased, with approximately 765,200 square feet available for lease. Throughout 2006, we will be focused on increasing occupancy in our LACBD properties, primarily re-leasing the following large blocks of currently leased spaces, which are expected to be available later in the year: a 260,498 square foot Los Angeles Unified School District (“LAUSD”) lease in KPMG Tower, which expires in June 2006 and a 152,166 square foot Jones, Day, Reavis and Pogue lease in Gas Company Tower, which expires in November 2006. LAUSD’s lease is below current market rental rates and Jones, Day, Reavis and Pogue’s lease is above current market rates.

Los Angeles County (excluding LACBD), California. In Los Angeles County, particularly the Tri-Cities (Pasadena, Glendale, Burbank) and the L.A. West submarkets, strong tenant demand continued throughout the quarter resulting in decreased vacancy rates and increased rental rates. Strong leasing activity is projected to continue throughout 2006, particularly in Glendale, which has a direct vacancy rate of 13.9%, down from 14.6% at the end of 2005. On March 31, 2006, our Los Angeles County (excluding LACBD) portfolio was 95.1% leased, with approximately 80,700 square feet available for lease. Throughout 2006, we will be focused on increasing occupancy, primarily re-leasing the 70,100 square foot Time Warner space at Glendale Center, which is expected to become available at the end of April 2006 and leasing current vacant space at 700 North Central and 801 North Brand.

Orange County, California.  Orange County continued to perform well during the quarter as demonstrated by a 2.8% market wide rental rate increase over the previous quarter and an 11.1% increase over the quarter ended March 31, 2005. This strong economic growth is expected to continue through 2006 and further double digit rental rate increases are also expected during the year. In addition, we have implemented parking charges at all of our Orange County properties with little tenant resistance and there has been a general acceptance of rental rate increases, which have averaged approximately 6% in the first quarter. On March 31, 2006, our Orange County portfolio was 93.0% leased, with approximately 243,200 square feet available for lease. Our primary leasing focus in this submarket will be to take advantage of the projected strong economic growth and tenant demand in the submarket and increase occupancy at Pacific Arts Plaza, which currently is 89.0% leased.

San Diego County, California. San Diego County also finished the quarter strong as seen by continued positive net absorption and a 2.5% market wide increase in rental rates from the previous quarter. In addition, Class A rental rates increased approximately 4.3% during the quarter due to large increases in the higher-end submarkets. The unemployment rate in the county remained well below both the California and national averages at 4.1%. On March 31, 2006, our San Diego County portfolio was 93.2% leased, with approximately 125,200 square feet available for lease. Our primary leasing focus in this submarket in 2006 will be on increasing occupancy at Pacific Center, which was acquired in February 2006 and is currently 85.3% leased.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31 2005.

Our results of operations for the three months ended March 31, 2006 compared to the same period in 2005 were significantly affected by our acquisitions and dispositions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, Lantana Media Campus, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Park Place I, Park Place II, Glendale Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years. The Same Properties Portfolio also includes the results of 808 South Olive Garage for the three months ended March 31, 2005 and from the period January 1, 2006 through March 28, 2006, the date of disposition.

References to the “Acquisition Properties” include the results of Pacific Center (acquired February 6, 2006), San Diego Tech Center (acquired April 5, 2005) and the CommonWealth Partners (“CWP”) portfolio (acquired March 15, 2005). References to the “Joint Venture” include One California Plaza, Wells Fargo Center - Denver (a CWP portfolio acquisition property), San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center, which we sold to the Joint Venture on January 5, 2006 in return for a 20% interest in the Joint Venture and cash.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended		Increase/	%
	3/31/06	3/31/05	Decrease	Change	3/31/06	3/31/05	Decrease	Change

Revenues:
Rental	$47,521	$46,676	$845	1.8%	$67,780	$58,525	$9,255	15.8%
Tenant reimbursements	15,811	15,403	408	2.6%	22,068	21,665	403	1.9%
Hotel operations	6,676	5,915	761	12.9%	6,676	5,915	761	12.9%
Parking	8,345	8,060	285	3.5%	10,323	9,640	683	7.1%
Management, leasing
and development services
to affiliates	1,655	261	1,394	534.1%	1,655	261	1,394	534.1%
Interest and other	679	656	23	3.5%	780	716	64	8.9%
Total revenues	80,687	76,971	3,716	4.8%	109,282	96,722	12,560	13.0%

Expenses:
Rental property operating
and maintenance	14,989	14,728	261	1.8%	21,731	19,383	2,348	12.1%
Hotel operating and maintenance	4,185	3,844	341	8.9%	4,185	3,844	341	8.9%
Real estate taxes	5,841	5,845	(4)	-0.1%	9,366	8,113	1,253	15.4%
Parking	2,289	2,414	(125)	-5.2%	2,879	2,647	232	8.8%
General and administrative and other	6,111	5,525	586	10.6%	6,134	5,658	476	8.4%
Ground lease	268	268	-	0.0%	268	666	(398)	-59.8%
Depreciation and amortization	22,954	21,523	1,431	6.6%	34,608	28,426	6,182	21.7%
Interest	19,391	19,045	346	1.8%	33,084	25,371	7,713	30.4%
Loss from early extinguishment of debt	-	1,208	(1,208)	-100.0%	642	1,208	(566)	-46.9%
Total expenses	76,028	74,400	1,628	2.2%	112,897	95,316	17,581	18.4%

Income (loss) before equity in net loss of unconsolidated joint venture, gain on sale of real estate and minority interests	4,659	2,571	2,088	81.2%	(3,615)	1,406	(5,021)	-357.1%
Equity in net loss of unconsolidated joint venture	-	-	-	-	(825)	-	(825)	N/A
Gain on sale of real estate	-	-	-	-	108,469	-	108,469	N/A
Minority interests	-	-	-	-	(14,466)	656	(15,122)	-2,305.2%
Income from discontinued operations, net
of minority interests	-	-	-	-	-	101	(101)	-100.0%
Net income	$4,659	$2,571	$2,088	81.2%	$89,563	$2,163	$87,400	4,040.7%

Rental Revenue

Total portfolio rental revenue increased by $9.3 million, or 15.8%, primarily due to the Acquisition Properties, offset by the sale of five properties to the Joint Venture. Rental revenue for our Same Properties Portfolio increased by $0.8 million, or 1.8%, primarily due to increased occupancy and a significant lease commencement at Park Place, partially offset by the March 2005 expiration of a 162,827 square foot lease at US Bank Tower.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue increased $0.4 million, or 1.9%, primarily due to the Acquisition Properties, offset by the sale of five properties to the Joint Venture.

Tenant reimbursement revenue for our Same Properties Portfolio increased $0.4 million, or 2.6%, primarily due to an increase in operating expenses.

Hotel Operations

Hotel operations revenue increased $0.8 million, or 12.9%, due to improved hotel performance. The average daily room rate increased to $184.27, or 22.7%, from $150.24 and revenue per available room increased to $146.76, or 15.1%, from $127.50, all compared to the prior year period, primarily as a result of the completion of our room renovations and hotel common areas during the latter half of 2004 and through 2005.

The 8.9% increase in hotel operating and maintenance expenses was primarily due to an increase in payroll and marketing expense.

Parking Revenue

Total portfolio parking revenue increased $0.7 million, or 7.1%, primarily due to the Acquisition Properties, offset by the sale of five properties to the Joint Venture. Parking revenue for the Same Properties Portfolio increased $0.3 million, or 3.5%, primarily due to portfolio-wide increases in contractual parking rates in July 2005.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates increased $1.4 million, or 534.1%, primarily due to management fees earned from the Joint Venture, with no comparable activity in the prior period. In addition, current year results include $0.4 million earned for construction services at Solana, with no comparable amounts in the prior period.

Interest and Other Revenue

Total portfolio interest and other revenue increased $0.1 million, or 8.9%, primarily due to higher interest bearing lender reserves from the Acquisition Properties.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $2.3 million, or 12.1%, primarily due to the Acquisition Properties, offset by the sale of five properties to the Joint Venture.

Real Estate Taxes

Total portfolio real estate taxes increased $1.3 million, or 15.4%, primarily due to the Acquisition Properties, offset by the sale of five properties to the Joint Venture.

Parking Expense

Total portfolio parking expenses increased $0.2 million, or 8.8%, primarily due to the Acquisition Properties, offset by the sale of five properties to the Joint Venture.

Parking expense for our Same Store Properties decreased $0.1 million, or 5.2%, primarily due to economies of scale realized at Park Place I resulting from our acquisition of Park Place II in July 2004.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $0.5 million, or 8.4%. Current year results include increased expenses due to additional corporate employees hired and related costs as a result of the growth in our infrastructure due to acquisitions made since our Initial Public Offering (“IPO”), increased stock compensation costs due to the adoption of the Executive Equity Plan and the adoption of SFAS 123(R).

Ground Lease Expense

Total portfolio ground lease expense decreased $0.4 million, or 59.8% due to the sale of five properties to the Joint Venture. Ground lease expense incurred at One California Plaza and Cerritos Corporate Center are no longer consolidated.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense increased $6.2 million, or 21.7%, primarily due to the Acquisition Properties as well as a $1.4 million increase in our Same Properties Portfolio which is a result of an increase in depreciable assets, offset by the sale of five properties to the Joint Venture.

Interest Expense

Total portfolio interest expense increased $7.7 million, or 30.4%, primarily due to financing costs associated with the Acquisition Properties, offset by the sale of five properties to the Joint Venture and higher capitalized interest on development projects during 2006.

Equity in Loss of Unconsolidated Joint Venture

Equity in loss of unconsolidated joint venture was $0.8 million for the three months ended March 31, 2006. There was no comparable amount for the three months ended March 31, 2005.

Gain on Sale of Real Estate

Gain on sale of real estate was $108.5 million for the three months ended March 31, 2006. This was due to the gain recognized upon sale of an 80% interest in five previously wholly owned properties to the Joint Venture.

Minority Interests

Minority interests attributable to income was $14.5 million for the three months ended March 31, 2006 compared to minority interests attributable to loss of $0.7 million for the three months ended March 31, 2005, due to an $87.4 million increase in income primarily due to a gain on sale of properties to the Joint Venture recognized in the three months ended March 31, 2006.

Discontinued Operations

Total portfolio income from discontinued operations decreased $0.1 million during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. There were no discontinued operations for the three months ended March 31, 2006.

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

The following table reconciles our FFO to our net (income) loss (in thousands except for per share amounts):

	Three Months Ended March 31,
	2006		2005
Reconciliation of net income (loss) to funds from operations:
Net income (loss) available to common shareholders	$84,797		$(2,603)
Adjustments:
Minority interests	14,466		(632)
Gain from sale of real estate	(108,469)		-
Real estate depreciation and amortization	34,521		28,326
Real estate depreciation and amortization from unconsolidated joint venture	2,353		-
Funds from operations available to common shareholders and Unit Holders (FFO)	$27,668		$25,091

Company share of FFO (1)	$23,636		$20,191

FFO per share - basic	$0.52	(2)	$0.47	(2)
FFO per share - diluted	$0.51	(2)	$0.47	(2)

___________
(1)	Based on a weighted average interest in our operating partnership for the three months ended March 31, 2006 and March 31, 2005 of 85.4% and 80.5%, respectively.

(2)	Includes $0.6 million and $1.2 million losses from early extinguishment of debt.

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

We reserved approximately $25.1 million in restricted cash accounts from the net proceeds of mortgages originated in 2005 (primarily acquisition debt) to fund capital expenditure obligations in connection with existing tenant leases and anticipated costs in connection with leasing activity we expect to incur at those properties during 2006. We anticipate that our existing sources of liquidity, including cash flows from operations and restricted cash accounts, will be sufficient to fund these capital expenditures. As of March 31, 2006, $12.1 million was remaining from these reserves.

We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, development costs, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, net proceeds from our Joint Venture, refinancing of existing indebtedness, construction financing, potential sales of ownership interests in our existing properties and the issuance of long-term debt and equity securities. We have a shelf registration statement on file with the SEC dated September 3, 2004 in order to facilitate the issuance of equity securities.

As of March 31, 2006, we had $133.8 million in cash and cash equivalents, including $88.4 million in restricted cash compared to $114.1 million in cash and cash equivalents including $69.0 million in restricted cash as of December 31, 2005. Restricted cash primarily consists of interest bearing cash deposits, cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans.

Upon the January 2006 closing of the Joint Venture, we repaid $50.0 million of our Term Loan and the $83.0 million outstanding balance under our revolving credit facility. We used a portion of the net proceeds to acquire Pacific Center in February 2006. The remaining net proceeds from the Joint Venture transaction are available for future acquisitions or for further debt reductions.

Since the CommonWealth portfolio acquisition in March 2005, which was funded entirely with mortgage debt and the Term Loan, we have been focused on achieving and maintaining a debt to total market capitalization level of less than 60% and a fixed charge coverage ratio at or above 2.0. As of March 31, 2006, we achieved a market capitalization level of 53.7%, a fixed charge coverage ratio before loss from early extinguishment of debt and gain on sale of real estate of 1.62 and our Term Loan balance was $365.0 million. We have refinancing commitments on Glendale Center, Gas Company Tower and 777 Tower that will provide us with up to $320.0 million in net proceeds, after the repayment of the existing mortgages and closing costs, which we intend to utilize to pay down our Term Loan. In addition, we have various other liquidity sources with which to repay any remaining amounts outstanding under our Term Loan, including any remaining net proceeds from the Joint Venture which we do not re-invest through acquisition, non-strategic or non-income producing asset sales, net proceeds from future joint ventures and raising institutional equity capital.

Acquisitions

On February 6, 2006, we completed the acquisition of Pacific Center, a 6.4-acre office campus with two 10-story buildings located in the Mission Valley submarket of San Diego, California. The purchase price for Pacific Center was approximately $149.0 million and was paid for in cash from the net proceeds of our Joint Venture transaction with MOF. The purchase price of the acquisition has been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than 12 months from the date of acquisition.

On February 6, 2006, we also entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in April 2006 in connection with the $121.2 million financing of Pacific Center that effectively fixed the rate at 5.76%. The notional amount of the swap is $114.0 million, effective in March 2006 with a strike rate of the forward-starting ten-year swap rate of 5.07%. The swap was terminated in April 2006 upon completion of the financing.

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

Recent Developments

On April 20, 2006, Maguire Properties - Pacific Center, LLC, a wholly owned subsidiary of our Operating Partnership, completed a $121.2 million, interest-only ten-year mortgage financing with Greenwich Capital Financial. The mortgage loan has a fixed rate of 5.76% with a maturity date of May 6, 2016.

Indebtedness

As of March 31, 2006, we had approximately $2.56 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by seventeen properties, three mezzanine loans secured by a pledge of the equity interests of the fee owners of World Trade Center Garage and Gas Company Tower and Wateridge Plaza, and a term loan guaranteed by Maguire Properties Holdings I, LLC, a subsidiary of the Operating Partnership, and secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett, the undeveloped land parcel at Pacific Arts West. The weighted average interest rate on this indebtedness as of March 31, 2006 was 5.49% (based on the 30-day LIBOR rate at March 31, 2006 of 4.83%). As of March 31, 2006, our ratio of debt to total market capitalization was approximately 53.7% of our consolidated total market capitalization of $4.8 billion (based on a common stock price of $36.50 per share on the New York Stock Exchange on March 31, 2006). Our ratio of debt and preferred stock to total market capitalization was approximately 69.2%. As of March 31, 2006, approximately $747.9 million, or 29.2%, of our total consolidated debt was variable-rate debt. As of March 31, 2006, approximately $1,811.1 million, or 70.8%, of our total consolidated debt was subject to fixed interest rates. Total market capitalization as of March 31, 2006 includes the book value of our consolidated debt, the liquidation preference of 10,000,000 shares of preferred stock and the market value of 46,299,750 shares of our common stock and 7,405,916 Units.

The table below summarizes our debt, at March 31, 2006 (in thousands):

Debt Summary:
Fixed rate	$1,811,136
Variable rate	747,880
Total	$2,559,016

Percent of Total Debt:
Fixed rate	70.8%
Variable rate	29.2%
Total	100.0%	(1)

Effective Interest Rate at End of Quarter
Fixed rate	5.10%
Variable rate	6.46%
Effective interest rate	5.49%
__________
(1)
After the planned Gas Company Tower, 777 Tower and Glendale Center loan refinancings, and the expected repayments of the term loan with the net proceeds of these financings, the fixed rate and floating rate debt percentage of total debt would be 98% and 2%, respectively.

The variable-rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at March 31, 2006 had a weighted average term to initial maturity of approximately 5.1 years (approximately 5.2 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of March 31, 2006:

Properties	Interest Rate		Maturity Date		Principal Amount	Annual Debt Service (1)		Balance at Maturity (2)

Term Loan	LIBOR + 1.75%		03/15/10		$365,000	$24,351		$365,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12		270,000	14,098		270,000
US Bank Tower Mortgage	4.66%		07/01/13		260,000	12,284		260,000
Gas Company Tower and
World Trade Center Garage (3):
Mortgage (4)	LIBOR + 0.824%	(5)	07/06/07	(6)	230,000	13,185		230,000
Senior Mezzanine (4)	LIBOR + 3.750%	(7)	07/07/08	(8)	30,000	2,610		30,000
Junior Mezzanine (4)	LIBOR + 6.625%	(5) (9)	07/06/07	(6)	20,000	2,323		20,000
Wells Fargo Tower (CA) Mortgage	4.68%	(10)	07/01/10		250,000	11,863	(11)	234,331
KPMG Tower Mortgage	5.14%		11/01/11		210,000	10,794	(12)	204,071
Park Place I Mortgage	5.64%		11/01/14		170,000	9,588	(13)	157,473
777 Tower Mortgage (14), (15)	4.81%		09/10/09		114,536	5,586		114,536
777 Tower Mortgage (14)	LIBOR + 0.90%		09/10/09		40,000	2,324		40,000
Regents Square I & II Mortgage	5.13%		04/01/12		103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12		100,000	5,465		100,000
Lantana Mortgage	4.94%		01/06/10		98,000	4,903		98,000
Glendale Center Mortgage (16)	5.73%		11/01/13		80,000	4,645		80,000
801 North Brand Mortgage	5.73%		04/06/15		75,540	4,389		75,540
700 North Central Mortgage	5.73%		04/06/15		27,460	1,595		27,460
Wateridge Plaza Mortgage	LIBOR + 1.75%	(17)	04/09/07		47,880	3,194		47,880
Wateridge Plaza Mezzanine	LIBOR + 1.75%	(17)	04/09/07		15,000	1,001		15,000
Mission City Corporate Center Mortgage	5.09%		04/01/12		52,000	2,684		52,000

Total Consolidated Debt					$2,559,016	$142,270		$2,524,891

__________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at March 31, 2006, which was 4.83%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

(3)	Upon the sale of 808 South Olive Garage on March 28, 2006, the loan securitization was transferred to World Trade Center Garage.

(4)
On July 29, 2005, we obtained a $458.0 million conditional loan commitment to refinance the Gas Company Tower and World Trade Center Garage debt in August 2006 at an effective interest rate of 5.35%, including the cost of the forward commitment.

(5)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 7.92% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 7.92% LIBOR cap.

(6)	A one-year extension is available.

(7)
As required by this loan, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 3.5% during the term of the loan, excluding extension periods. Subsequently, we sold a similar interest rate cap instrument, effectively canceling out the 3.5% LIBOR cap.

(8)	This loan must be repaid on the maturity date of the Gas Company Tower and World Trade Center Garage mortgage financing if the mortgage is not extended.

(9)
This loan is subject to a LIBOR floor of 2%. This loan also requires a monthly “interest floor differential” payment during any month in which LIBOR is less than 2% per annum; such payment must be made until the principal balance of the Gas Company Tower and World Trade Center Garage senior mezzanine loan no longer exceeds $20.0 million, and is equal to the positive difference between 2% and LIBOR, times a notional amount that is initially $10.0 million, but which decreases dollar for dollar as the first $10.0 million of senior mezzanine loan principal is repaid.

(10)	There are seven individual rates for this mortgage with interest rates ranging from 4.50% to 4.83% with an average interest rate of 4.68%.

(11)	This loan requires monthly payments of interest until July 2006, and amortizes on a 30-year schedule thereafter.

(12)	This loan requires monthly payments of interest until November 2009, and amortizes on a 30-year schedule thereafter.

(13)	This loan requires monthly payments of interest until December 2009, and amortizes on a 30-year schedule thereafter.

(14)
On May 2, 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(15)	Net of loan discount of $0.4 million as of March 31, 2006.

(16)
On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into an interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%.

(17)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of this loan, including extension periods.

Capital Commitments

During the first quarter we continued site preparation construction at Park Place on a 531,000 square foot office building and two parking garages with a parking capacity of approximately 5,000 vehicles. Completion is targeted for mid 2007 for the office building and the fourth quarter of 2006 for the parking garages. The total cost of the development is currently estimated to be approximately $240.0 million. We have incurred $45.7 million of pre-development costs and project that we will spend approximately $194.3 million (expected to be funded through a construction loan) of the remaining amount of budgeted development costs during the remainder of 2006 and 2007. During the three months ended March 31, 2006, we continued development activity at Lantana Media Campus, Mission City Corporate Center, Glendale North, San Diego Tech Center and Washington Mutual Irvine Campus. We also commenced pre-development activities at Wateridge Plaza, Pacific Arts Plaza and 755 Figueroa.

Contractual Obligations

The following table provides information with respect to our contractual obligations at March 31, 2006, including the maturities and scheduled principal repayments of our secured debt and interest on our fixed-rate debt, and provides information about the minimum commitments due in connection with our ground lease obligations. We were not subject to unconditional purchase obligations as of March 31, 2006. The table does not reflect interest payments on variable rate debt nor does it reflect available debt extension options (in thousands):

Obligation	2006	2007		2008		2009		2010	Thereafter		Total

Long term debt	$1,513	$316,708	(1),(2)	$33,982	(3),(4)	$158,988	(5)	$702,505	$1,345,320	(6)	$2,559,016
Company share of unconsolidated joint venture debt (7)	—	48		565		597		28,040	132,400		161,650
Interest payments-fixed-rate debt (8)	70,222	93,156		93,174		91,381		77,702	153,792		579,427
Company share of unconsolidated joint venture interest payments - fixed rate debt(7)	6,506	8,635		8,644		8,592		8,563	28,932		69,872
Capital leases payable (9)	1,967	2,500		2,251		1,108		720	110		8,656
Company share of unconsolidated joint venture capital leases payable (9)	37	44		44		23		23	50		221
Operating lease obligations (10)	4,910	353		—		—		—	—		5,263
Tenant-related commitments (11)	22,946	2,100		7,407		1,441		56	1,227		35,177
Company share of unconsolidated tenant- related commitments (11)	3,720	2,499		1,988		473		—	—		8,680
Ground leases	456	608		608		608		608	4,209		7,097
Company share of unconsolidated joint venture ground leases	196	261		261		261		261	26,397		27,637
Total	$112,473	$426,912		$148,924		$263,472		$818,478	$1,692,437		$3,462,696
___________
(1)	A one-year extension option available for $250,000.

(2)	Maturity accelerated to 2007 for $30,000 if the Gas Company Tower mortgage and junior mezzanine debt is not extended to 2008.

(3)	We have obtained a commitment to refinance $250,000 of this debt in August 2006.

(4)	We have obtained a commitment to refinance $30,000 of this debt in August 2006.

(5)	We have obtained a commitment to refinance $155,000 of this debt in October 2006.

(6)	We have obtained a commitment to refinance $80,000 of this debt in June 2006.

(7)	The company's share of the unconsolidated joint venture debt is 20%.

(8)
As of March 31, 2006, 70.8% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 29.2% of our debt bears interest at variable rates and the variable rate payments are based on LIBOR plus a spread that ranges from 0.824% to 6.625%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of March 31, 2006, the one-month LIBOR was 4.83%.

(9)	Includes interest and principal payments.

(10)	Includes master lease obligations for Austin Research Park, One Renaissance Square and the unconsolidated joint venture.

(11)	Tenant related capital commitments based on executed leases as of March 31, 2006.

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

Off Balance Sheet Items

We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operation, liquidity or capital resources.

Comparison of Cash Flows for Three Months Ended March 31, 2006 and Three Months Ended March 31, 2005

Net cash provided by operating activities decreased $6.2 million. The decrease was primarily due to the loss of positive operating cash flow from Cerritos Corporate Center, Washington Mutual Irvine Campus and One California Plaza, three properties sold to the Joint Venture that were wholly-owned during the three months ended March 31, 2005. In addition, timing differences due to the payment of previously accrued operating expenses contributed to the decrease in net operating cash flow.

Net cash provided by investing activities increased $1.6 billion. The increase was primarily due to a $1.2 billion reduction in acquisitions completed during the three months ended March 31, 2006 compared to 2005. In addition, during the three months ended March 31, 2006, we sold an 80% interest in five office properties to the Joint Venture and received proceeds from the 808 Garage transaction, which generated net proceeds of approximately $369.0 million. There was no comparable activity during the three months ended March 31, 2005. We also had a decrease in funding of restricted cash accounts during the three months ended March 31, 2006 compared to 2005, primarily due to the funding of lender required reserves in connection with mortgage financings and excess Term Loan Proceeds obtained on the CWP Acquisition portfolio (excess Term Loan Proceeds were used in our April 2005 acquisition of San Diego Tech Center). These increases in net cash provided by investing activities during the three months ended March 31, 2006 are offset by a $32.0 million increase in expenditures for improvements in real estate (including $27.0 million in predevelopment costs).

Net cash used in financing activities increased $1.6 billion. The increase was primarily due to a $1.6 billion reduction in net proceeds from mortgage loans which were incurred to refinance Park Place II and to finance the acquisition of the CWP portfolio on March 15, 2006. Also during 2006, net proceeds from the Joint Venture transaction were used to pay down $50.0 million of the Term loan and $83.0 million of the credit facility.

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

As of March 31, 2006, we had outstanding approximately $2,559.0 million in consolidated debt of which approximately $747.9 million, or 29.2%, was variable-rate debt. On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in October 2006 in connection with the anticipated $273.0 million refinancing of 777 Tower at a fixed rate of 5.84%. The notional amount of the swap is $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.90%. On July 29, 2005, we entered into a $458.0 million forward-starting conditional interest rate commitment to refinance our Gas Company Tower and World Trade Center garage properties in August 2006 with a new $458.0 million, ten-year, fixed-rate, interest-only mortgage loan at 5.35%, including the estimated cost of the forward commitment. On November 10, 2005, we entered into terms for a $125.0 million fixed-rate loan to refinance Glendale Center in June 2006 at the then prevailing ten-year swap rate plus a spread of 0.75%. On November 16, 2005, we entered into interest rate lock agreement in connection with this anticipated financing that will effectively fix this loan at 5.83%. On February 6, 2006, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in April 2006 in connection with the $121.2 million financing of Pacific Center that effectively fixes the rate at 5.76%. The notional amount of the swap is $114.0 million, effective in March 2006 with a strike rate of the forward-starting ten-year swap rate of 5.07%. The swap was terminated in April 2006 upon completion of the financing.

To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At March 31, 2006 the fair value of the fixed-rate debt is estimated to be $1,719.3 million, compared to its carrying value of $1,811.1 million.

If interest rates were to increase by 10%, or 50 basis points, the increase in interest expense on our $747.9 million in consolidated variable-rate debt would decrease future annual earnings and cash flows by approximately $3.7 million. A 50 basis points increase in interest rates would decrease the fair value of our $1,811.1 million principal amount of consolidated fixed-rate debt by $43.6 million and the fair value of our forward-starting interest rate swap agreements would increase by $20.3 million. If interest rates were to decrease by 10%, or 50 basis points, the decrease in interest expense on our $747.9 million in consolidated variable-rate debt would increase our future annual earnings and cash flows by approximately $3.7 million and would increase the fair value of our consolidated $1,811.1 million principal amount of fixed-rate debt by approximately $45.0 million and the fair value of our forward-starting interest rate swap agreement would decrease by $2.5 million.

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

The table below lists our principal derivative instruments and their fair values as of March 31, 2006 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Forward starting interest rate swap	$261,900	4.90%	10/10/2006	10/10/2013	$6,595
Forward starting interest rate swap	114,000	5.07%	3/7/2006	3/7/2016	2,566
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	-
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	-
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	-
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	1,086
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(1,086)
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	203
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	64
Total					$9,428

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. We may make changes in its internal control processes from time to time in the future.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tax Litigation Matter

We are Petitioner in a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that two of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS has asserted that these costs should be treated as non-depreciable costs associated with the land. The United States Tax Court has issued a “memorandum findings of fact and opinion.” The Court held that in each case the payment made to the Community Redevelopment Agency represented both a payment for a “variation” to build each building and a payment comparable to “zoning” change. The amount allocated to the “variation” is depreciated as a cost of developing each project. The amount allocated to the zoning change is a cost allocable to the land and is not subject to depreciation. Based on the result, we will have less annual tax depreciation by an amount that is not material to our financial condition or results of operations. A decision in the case was entered on January 4, 2006. The parties to the case had 90-days from the date of entry (January 4, 2006) in which to file an appeal to the Court of Appeals. The decision was made not to file an appeal based on the immaterial impact this will have on depreciation expense of our Company going forward.

Other Litigation or Claims

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS

(a) No changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Second Amended and Restated Employment Terms Agreement dated April 28, 2006 between Maguire Properties, Inc. and Maguire Properties, L.P. and William H. Flaherty for the position of Senior Vice President, Marketing of Maguire Properties, Inc. and Maguire Properties, L.P.

10.2	Purchase and Sale Agreement, dated January 10, 2006, by and between DL Pacific Center LP and Maguire Properties, L.P.

10.3	Promissory Note, dated April 19, 2006, from Maguire Properties - Pacific Center, LLC to Greenwich Capital Financial Products, Inc. for $121.0 million.

10.4	Non-Recourse Guaranty, dated April 19, 2006, by Maguire Properties, L.P. for the benefit of Greenwich Capital Financial Products, Inc.

10.5	Loan Agreement, dated April 19, 2006, between Maguire Properties - Pacific Center, LLC and Greenwich Capital Financial Products, Inc.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 10, 2006

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit 31.1

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert F. Maguire III, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Maguire Properties, Inc.;

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

Dated: May 10, 2006	By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dallas E. Lucas, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Maguire Properties, Inc.;

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

Dated: May 10, 2006	By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Maguire Properties, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2006	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

Pursuant to Securities and Exchange Commission Release 34-47551, dated March 21, 2003, this certification is being furnished and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference in any registration statement of the Company filed under the Securities Act of 1933, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Maguire Properties, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2006	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to Securities and Exchange Commission Release 34-47551, dated March 21, 2003, this certification is being furnished and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference in any registration statement of the Company filed under the Securities Act of 1933, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.