Form 10-Q
period 2006-06-30
MAGUIRE PROPERTIES INC
filed 2006-08-09
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

Commission file number 1-31717

MAGUIRE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
1733 Ocean Avenue
Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code  (310) 857-1100

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2006
Common Stock, $.01 par value per share	46,962,286

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Investments in real estate:
Land	$368,326	$411,734
Acquired ground lease	-	30,425
Buildings and improvements	2,382,590	2,990,657
Land held for development and construction in progress	245,148	194,042
Tenant improvements	208,546	254,804
Furniture, fixtures and equipment	16,393	16,231
	3,221,003	3,897,893
Less: accumulated depreciation and amortization	(308,450)	(309,270)
	2,912,553	3,588,623

Cash and cash equivalents	49,087	45,034
Restricted cash	182,483	69,020
Rents and other receivables	16,478	16,821
Deferred rents	35,143	38,304
Due from affiliates	10,024	872
Deferred leasing costs and value of in-place leases, net	161,272	219,100
Deferred loan costs, net	20,320	22,787
Acquired above market leases, net	26,481	40,928
Other assets	33,914	27,702
Investment in unconsolidated joint venture	28,431	-
Total assets	$3,476,186	$4,069,191

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$2,623,131	$3,205,234
Other secured loans	65,000	148,000
Accounts payable and other liabilities	149,100	107,515
Dividends and distributions payable	24,925	24,701
Capital leases payable	7,007	7,450
Acquired below market leases, net	79,955	99,584
Total liabilities	2,949,118	3,592,484

Minority interests	38,975	40,070
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
46,962,286 and 45,814,651 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	470	458
Additional paid-in capital	670,867	664,428
Accumulated deficit and dividends	(200,520)	(233,481)
Accumulated other comprehensive income, net	17,176	5,132
Total stockholders' equity	488,093	436,637
Total liabilities, minority interests and stockholders' equity	$3,476,186	$4,069,191

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005

Revenues:
Rental	$67,587	$79,435
Tenant reimbursements	20,810	28,669
Hotel operations	6,888	5,763
Parking	10,176	11,417
Management, leasing and development
services to affiliates	1,462	1,001
Interest and other	2,544	1,137
Total revenues	109,467	127,422

Expenses:
Rental property operating and maintenance	21,240	25,865
Hotel operating and maintenance	4,262	3,821
Real estate taxes	8,819	11,207
Parking	3,071	3,140
General and administrative and other	8,568	5,293
Ground lease	17	666
Depreciation and amortization	35,170	43,254
Interest	34,306	43,373
Loss from early extinguishment of debt	4,107	442
Total expenses	119,560	137,061

Loss from continuing operations before equity in
loss of unconsolidated joint venture and minority interests	(10,093)	(9,639)
Equity in loss of unconsolidated joint venture	(1,985)	-
Minority interests	2,322	2,755
Loss from continuing operations	(9,756)	(6,884)

Loss from discontinued operations before minority interests	-	(500)
Minority interests attributable to discontinued operations	-	95
Loss from discontinued operations	-	(405)

Net loss	(9,756)	(7,289)

Preferred stock dividends	(4,766)	(4,766)
Loss available to common shareholders	$(14,522)	$(12,055)

Basic loss per share available to common shareholders	$(0.31)	$(0.28)
Diluted loss per share available to common shareholders	$(0.31)	$(0.28)

Weighted-average common shares outstanding:
Basic	46,156,438	43,146,500

Diluted	46,156,438	43,146,500

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005

Revenues:
Rental	$135,367	$137,960
Tenant reimbursements	42,878	50,334
Hotel operations	13,564	11,678
Parking	20,499	21,057
Management, leasing and development
services to affiliates	3,117	1,262
Interest and other	3,324	1,853
Total revenues	218,749	224,144

Expenses:
Rental property operating and maintenance	42,971	45,248
Hotel operating and maintenance	8,447	7,665
Real estate taxes	18,185	19,320
Parking	5,950	5,787
General and administrative and other	14,702	10,951
Ground lease	285	1,332
Depreciation and amortization	69,778	71,680
Interest	67,390	68,744
Loss from early extinguishment of debt	4,749	1,650
Total expenses	232,457	232,377

Loss from continuing operations before equity in
loss of unconsolidated joint venture, gain on sale of real estate and minority interests	(13,708)	(8,233)
Equity in loss of unconsolidated joint venture	(2,810)	-
Gain on sale of real estate	108,469	-
Minority interests	(12,144)	3,411
Income (loss) from continuing operations	79,807	(4,822)

Loss from discontinued operations before minority interests	-	(375)
Minority interests attributable to discontinued operations	-	71
Loss from discontinued operations	-	(304)

Net income (loss)	79,807	(5,126)

Preferred stock dividends	(9,532)	(9,532)
Income (loss) available to common shareholders	$70,275	$(14,658)

Basic income (loss) per share available to common shareholders	$1.53	$(0.34)
Diluted income (loss) per share available to common shareholders	$1.53	$(0.34)

Weighted-average common shares outstanding:
Basic	45,941,032	43,035,896

Diluted	46,073,631	43,035,896

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Six Months Ended
	June 30, 2006	June 30, 2005

Net income (loss)	$79,807	$(5,126)

Other comprehensive income (loss):
Increase in fair value of interest rate instruments	15,833	(8,695)
Amortization of unrealized gains on sale or assignment of interest rate swap agreements	(1,975)	(1,906)
Minority interests	(1,976)	2,049
Comprehensive net income (loss)	$91,689	$(13,678)

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net income (loss):	$79,807	$(5,126)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities (including
discontinued operations):
Minority interests	12,142	(3,482)
Equity in loss of unconsolidated joint venture	2,810	-
Operating distributions received from unconsolidated joint venture	2,503	-
Gain on sale of real estate	(108,469)	-
Depreciation and amortization	69,778	71,680
Revenue recognized related to below market
leases, net of acquired above market leases	(5,018)	(2,967)
Compensation expense for equity-based awards	3,141	1,611
Loss on early extinguishment of debt	4,749	2,322
Amortization of deferred loan costs	2,509	2,714
Amortization of deferred gain from sale of interest rate swaps	(1,976)	(1,906)
Changes in assets and liabilities:
Rents and other receivables	(2,185)	(2,585)
Deferred rents	(5,561)	(7,017)
Due from affiliates	1,624	(59)
Deferred leasing costs	(8,093)	(4,502)
Other assets	5,841	(3,796)
Accounts payable and other liabilities	(13,132)	21,254
Net cash provided by operating activities	40,470	68,141

Cash flows from investing activities:
Expenditures for improvements to real estate	(65,091)	(20,526)
Acquisitions of real estate	(149,807)	(1,547,879)
Proceeds received from sales of real estate	-	78,229
Deposit received for sale of land	-	1,000
Proceeds from sale of real estate to unconsolidated joint venture, net	343,488	-
Increase in restricted cash	(126,552)	(56,514)
Net cash provided by (used in) investing activities	2,038	(1,545,690)

Cash flows from financing activities:
Payment of loan costs	(6,191)	(14,440)
Proceeds from mortgage loans	246,200	1,246,080
Proceeds from term loan	-	450,000
Proceeds from other secured loans	-	10,000
Borrowings on revolving credit facility	-	70,000
Principal payments on mortgage loans	(80,000)	(47,000)
Principal payments on term loan	(83,000)	(35,000)
Principal payments on other secured loans	-	(101,000)
Repayments on revolving credit facility	(83,000)	(70,000)
Payment of refinancing deposits	(3,266)	(6,095)
Other financing activities	548	2,978
Proceeds received from sale leaseback of real estate	25,319	-
Principal payments on capital leases	(991)	(846)
Contributions to Maguire-Macquarie, LLC	(1,536)	-
Payment of dividends to preferred stockholders	(9,532)	(9,532)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(43,006)	(43,031)
Net cash (used in) provided by financing activities	(38,455)	1,452,114
Net increase (decrease) in cash and cash equivalents	4,053	(25,435)
Cash and cash equivalents at beginning of period	45,034	64,495
Cash and cash equivalents at end of period	$49,087	$39,060

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$71,370	$64,001

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$20,352	$13,994
Accrual for dividends and distributions declared	24,925	24,694
Assumption of mortgage and other secured loans	-	155,000
Buyer assumption of mortgage loans secured by properties sold	661,250	103,600
Increase (decrease) in fair value of interest rate swaps and caps	11,650	(8,695)
Other secured loans converted to mortgage loans	-	44,000
Operating partnership units converted to common stock	14,106	5,130

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Through our Operating Partnership, we own whole or partial interests in 23 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (“Total Office Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated joint venture formed in conjunction with Macquarie Office Trust (“MOF”) (see Note 9), our share of the Total Office Portfolio is approximately 12.6 million square feet and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Office Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Office Portfolio			Effective Office Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces

Wholly-Owned Properties	17	52	11,843,185	7,571,908	23,957	11,843,185	7,571,908	23,957
Unconsolidated Joint Venture	6	20	3,850,989	2,401,693	8,136	770,198	480,339	1,627
Total	23	72	15,694,174	9,973,601	32,093	12,613,383	8,052,247	25,584

Weighted Average Leased			89.3%			88.4%

We provide management leasing and development services to the Joint Venture, for which we earn customary fees. We also manage certain properties owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, for which we earn customary fees. As of June 30, 2006, we held 86.4% of the limited partnership units of our Operating Partnership (“Units”).

As of June 30, 2006, the majority of our existing portfolio is located in nine Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own Wells Fargo Center - Denver, Colorado (a Joint Venture property). Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower - Los Angeles, 777 Tower and One California Plaza (a Joint Venture property) — and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II (“Cerritos”) (Joint Venture properties), collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus (a Joint Venture property) located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center (a Joint Venture property) in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center and Pacific Center.

We also own land parcels adjacent to our Glendale properties, 777 Tower, 17885 Von Karman Avenue at Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 581,000, 840,000, 145,000, 194,000, 400,000, 170,000, 1,200,000 and 92,000 net rentable square feet of office developments, respectively. In addition, we own undeveloped land at Park Place II that we believe can support approximately 7.2 million net rentable square feet of office, retail, structured parking and residential uses.

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred from land held for development and construction in progress to land and buildings and improvements on the consolidated balance sheets as the historical cost of the property. As of June 30, 2006, we have incurred $76.9 million of pre-development costs. Interest capitalized for the three months ended June 30, 2006 and June 30, 2005 was $3.6 million and $0.6 million, respectively. Interest capitalized for the six months ended June 30, 2006 and June 30, 2005 was $6.5 million and $1.1 million, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Gain or Losses on Disposition of Real Estate

Gains or losses on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold.

When we contribute a property to a joint venture in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the joint venture acquiring the property.

Investment in Unconsolidated Joint Venture

We account for our investment in the Joint Venture under the equity method of accounting because we exercise significant influence over, but do not control, the Joint Venture. We evaluated our investment in the unconsolidated Joint Venture and have concluded that the Joint Venture is not a variable interest entity under FIN 46(R). The partner in the Joint Venture has substantive participating rights including approval of and participation in setting operating budgets and strategic plans, capital spending, sale or financing transactions. Accordingly, we have concluded that the equity method of accounting is appropriate for our investment in the unconsolidated Joint Venture. Our investment in the Joint Venture is recorded initially at cost, as investment in the unconsolidated Joint Venture, and is subsequently adjusted for our proportionate share of net earnings or losses, cash contributions and distributions received and other adjustments, as appropriate. Any difference between the carrying amount of the investment on our consolidated condensed balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings or losses of unconsolidated joint venture over 40 years.

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

Stock Compensation

On April 1, 2005, we adopted FASB Statement of Financial Accounting Standards 123 (Revised) “Share-Based Payment” (“SFAS 123(R)”), using a modified prospective application, as permitted under SFAS 123(R). Prior to adapting SFAS 123(R), we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) to account for our stock-based awards.

Beginning in the second quarter of 2005, with the adoption of SFAS 123(R), we recorded stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the three months and six months ended June 30, 2006 and June 30, 2005 was $2.1 million, $3.1 million, $1.0 million and $1.6 million, respectively.

The fair market value of each stock option granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model with the following weighted average assumption for grants in 2006 and 2005.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assumption Price	2006	2005

Dividend yield	4.6%	5.2% - 5.7%
Expected life of option	36 months	36 months
Contractual term of option	10 years	10 years
Risk-free interest rate	5.14%	3.94% - 4.5%
Expected stock price volatility	25.83%	17.24% - 22.49%
Number of steps	500	500
Fair value of options (per share) on grant date	$6.12	$3.34 - $4.00

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of this Interpretation on our future consolidated financial position, results of operations and cash flows.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. If we are the owner of the tenant improvements for accounting purposes, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner of the tenant improvements for accounting purposes (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner of the tenant improvements for accounting purposes determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination we consider all of the above factors. However, no single factor is determinative in reaching a conclusion.

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

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Parking income is recognized in the period the revenue is earned. Lease termination fees, which are included in other income in the accompanying consolidated statements of operations, are recognized when the related leases are canceled, the leased space has been vacated and we have no continuing obligation to provide services to such former tenants.

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

Related Party Transactions

We have receivables due from entities controlled by Mr. Maguire in the amount of $0.5 million and $0.9 million included in due from affiliates as of June 30, 2006 and December 31, 2005, respectively. These receivables are for management fees, development fees, leasing commissions and other operating expense reimbursements and were current as of June 30, 2006.

As of June 30, 2006, we have $9.5 million in net receivables due from the Joint Venture, primarily representing amounts due to us for post-closing prorations in accordance with the Joint Venture contribution agreements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. (Loss) Earnings per Share

(Loss) earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

(Loss) income from continuing operations	$(9,756)	$(6,884)	$79,807	$(4,822)
Preferred dividends	(4,766)	(4,766)	(9,532)	(9,532)
(Loss) income from continuing operations available to common shareholders	(14,522)	(11,650)	70,275	(14,354)
Loss from discontinued operations	-	(405)	-	(304)
Net (loss) income available to common shareholders	$(14,522)	$(12,055)	$70,275	$(14,658)

Weighted average common shares outstanding - basic	46,156,438	43,146,500	45,941,032	43,035,896

Potentially dilutive securities (1) (2):
Stock options	-	-	112,812	-
Restricted stock	-	-	19,787	-
Weighted average common shares outstanding - diluted	46,156,438	43,146,500	46,073,631	43,035,896

(Loss) earnings per share - basic:
(Loss) income per share from continuing operations available to common shareholders	$(0.31)	$(0.27)	$1.53	$(0.33)
Loss per share from discontinued operations	0.00	(0.01)	0.00	(0.01)
Net (loss) income per share available to common shareholders	$(0.31)	$(0.28)	$1.53	$(0.34)

(Loss) earnings per share - diluted:
(Loss) income per share from continuing operations available to common shareholders	$(0.31)	$(0.27)	$1.53	$(0.33)
Loss per share from discontinued operations	0.00	(0.01)	0.00	(0.01)
Net (loss) income per share available to common shareholders	$(0.31)	$(0.28)	$1.53	$(0.34)
___________
(1)
For the three months ended June 30, 2006, the effect of the assumed exercise of 307,100 potentially dilutive outstanding stock options and the effect of 413,205 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

(2)
For the three and six months ended June 30, 2005, the effect of the assumed exercise of 570,000 potentially dilutive outstanding stock options and the effect of 284,739 potentially dilutive unvested shares of restrictive stock , that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by us, which, at June 30, 2006 and December 31, 2005 amounted to 13.6% and 14.9%, respectively. In conjunction with the formation of our company, Mr. Maguire, entities controlled by him and certain other persons and entities contributing ownership interests in the certain businesses of the Maguire Properties predecessor (the “Predecessor”) to our Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right to require our Operating Partnership to redeem part or all of their

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the six months ended June 30, 2006, our Operating Partnership redeemed a total of 587,863 Units upon instruction from limited partners for an equivalent number of shares. Neither we nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners.

5. Debt

A summary of our outstanding consolidated indebtedness as of June 30, 2006 is as follows:

	Maturity				Principal Outstanding
	Date		Interest Rate		June 30, 2006	December 31, 2005

Term Loan	03/15/10		LIBOR + 1.75%		$332,000	$415,000
US Bank Tower Mortgage	07/01/13		4.66%		260,000	260,000
Gas Company Tower and
World Trade Center Garage:
Mortgage (1)	07/06/07		LIBOR + 0.824%		230,000	230,000
Senior Mezzanine (1)	07/07/08		LIBOR + 3.750%		30,000	30,000
Junior Mezzanine (1)	07/06/07		LIBOR + 6.625%		20,000	20,000
Wells Fargo Tower (CA) Mortgage	07/01/10		4.68%		250,000	250,000
KPMG Tower Mortgage	11/01/11		5.14%		210,000	210,000
Park Place I Mortgage	11/01/14		5.64%		170,000	170,000
One California Plaza Mortgage (2)	12/01/10		4.73%		-	146,250
Washington Mutual Mortgage (2)	12/11/11		5.07%		-	106,000
Lantana Mortgage	01/06/10		4.94%		98,000	98,000
Glendale Center Mortgage (3)	11/01/13		5.73%		-	80,000
Wells Fargo Center (CO) Mortgage (2)	04/06/15		5.26%		-	276,000
Pacific Arts Plaza Mortgage	04/01/12		5.15%		270,000	270,000
777 Tower Mortgage (4), (5)	09/10/09		4.81%		114,569	114,504
777 Tower Mortgage (4)	09/10/09		LIBOR + 0.90%		40,000	40,000
San Diego Tech Center Mortgage (2)	04/11/15		5.70%		-	133,000
Glendale Center Mortgage (3)	07/11/16		5.82%		125,000	-
Pacific Center Mortgage (6)	05/06/16		5.76%		117,082	-
Regents Square I & II Mortgage	04/01/12		5.13%		103,600	103,600
Park Place II Mortgage	03/12/12		5.39%		100,000	100,000
801 North Brand Mortgage	04/06/15		5.73%		75,540	75,540
Wateridge Plaza Mortgage	04/09/07		LIBOR + 1.75%	(7)	47,880	47,880
Wateridge Plaza Mezzanine	04/09/07		LIBOR + 1.75%	(7)	15,000	15,000
Mission City Corporate Center Mortgage	04/01/12		5.09%		52,000	52,000
700 North Central Mortgage	04/06/15		5.73%		27,460	27,460
Revolving Credit Facility	03/15/09	(8)	LIBOR + 1.75%		-	83,000
Total Consolidated Debt					$2,688,131	$3,353,234
___________
(1)
On August 7, 2006, we completed a new $458.0 million, interest-only ten-year mortgage financing secured by Gas Company Tower and World Trade Center Garage to replace this mortgage loan. The new mortgage loan has a fixed rate of 5.102% with a maturity date of August 11, 2016.

(2)	These properties were acquired by the Joint Venture, in which we retained a 20% interest.

(3)	On June 27, 2006, we refinanced Glendale Center and repaid the mortgage loan previously secured by the property.

(4)
On May 2, 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

(5)	Net of loan discount of $0.4 million as of June 30, 2006.

(6)	Net of loan discount of $4.1 million as of June 30, 2006.

(7)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(8)	The credit facility currently bears interest of LIBOR + 1.75%. The spread may fluctuate between 1.50% and 2.00%, depending on our consolidated leverage ratio.

On April 20, 2006, we completed a $121.2 million, interest-only ten-year mortgage financing with Greenwich Capital Financial secured by Pacific Center. The mortgage loan has a fixed rate of 5.76% with a maturity date of May 6, 2016. The forward-starting interest rate swap associated with this anticipated mortgage financing was assigned to the lender as part of the transaction in exchange for a lower stated interest rate of 5.76%. Accordingly, we have recorded the borrowing net of a $4.2 million loan discount.

On June 27, 2006, we completed a $125.0 million, interest-only ten-year mortgage refinancing with Nomura Credit and Capital secured by Glendale Center to replace our existing $80.0 million Glendale Center loan. The mortgage loan has a fixed rate of 5.82% with a maturity date of July 11, 2016. We used $33.0 million of the proceeds to paydown our Term Loan.

As of June 30, 2006 and December 31, 2005, one-month LIBOR was 5.33% and 4.39%, respectively. The weighted average interest rate of our debt was 5.62% and 5.36% as of June 30, 2006 and December 31, 2005, respectively.

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

As of June 30, 2006, of our total secured debt of $2,688.1 million, $332.0 million may be prepaid with no penalty, $1,478.7 million may be defeased after various lockout periods (as defined in the underlying loan agreements) and $877.4 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements).

 The revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett and Pacific Arts Plaza West properties and pledges of equity interest in substantially all property owning subsidiaries of our Operating Partnership. As of June 30, 2006, we had no outstanding borrowings on our revolving credit facility.

Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and /or one of its wholly owned subsidiaries.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Upon closing of the Joint Venture in the first quarter of 2006 (see Note 9), our consolidated debt decreased by approximately $794.3 million, comprised of the repayment of the secured revolving credit facility balance of $83.0 million and $50.0 million of the Term Loan as well as the assumption by the Joint Venture of $661.3 million of existing mortgage debt secured by One California Plaza ($146.25 million), Wells Fargo Center - Denver ($276.0 million), San Diego Tech Center ($133.0 million) and Washington Mutual Irvine Campus ($106.0 million). In addition, on January 5, 2006, Maguire Macquarie-Cerritos I, LLC, a wholly owned subsidiary of the Joint Venture that owns Cerritos, completed a $95.0 million, ten-year, interest-only mortgage financing with LaSalle Bank National Association, bearing interest at a fixed rate of 5.54% with a maturity date of February 1, 2016. The loan requires interest-only monthly payments until March 2011 when monthly principal payments based on a 30-year amortization schedule begin. Cerritos is owned by the Joint Venture and monthly debt service payments will be made by the Joint Venture; however, our Operating Partnership is the guarantor to the Joint Venture on the mortgage. The guaranty expires on January 5, 2009.

The terms of our secured revolving credit facility and Term Loan include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. At June 30, 2006, we were in compliance with all such covenants.

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Mr. Maguire and certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor have guaranteed a portion of our debt. As of June 30, 2006, $591.8 million of our debt is subject to such guarantees.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Discontinued Operations

Austin Research Park I and II and One Renaissance Square were sold on June 16, 2005 and June 29, 2005, respectively. No gain or loss on the sale of these properties is included in income from discontinued operations since the amount of the CommonWealth Partners (“CWP”) portfolio acquisition purchase price allocated to these properties was equal to the sales value. In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” One Renaissance Square and Austin Research Park I and II are included in discontinued operations from March 15, 2005, the date these properties were acquired as part of the CWP portfolio acquisition.

The following table summarizes the income and expense components that comprise income from discontinued operations for the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Revenue:
Rental	$3,309	$3,952
Tenant reimbursements	473	571
Parking	111	116
Other	17	17
Total revenues	3,910	4,656

Expenses:
Rental property operating and maintenance	1,148	1,315
Real estate taxes	417	486
Parking	84	109
Depreciation and amortization	-	-
Interest	2,089	2,449
Loss on extinguishment of debt	672	672
Total expenses	4,410	5,031

Loss from discontinued operations before minority interests	(500)	(375)
Minority interests attributable to discontinued operations	95	71
Loss from discontinued operations	$(405)	$(304)

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

In January 2006, we granted 8,728 shares of restricted common stock at $30.90 (the price of one share of our common stock on the New York Stock Exchange as of December 30, 2005) to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2006, 2007 and 2008.

In January 2006, we granted 8,642 shares of restricted common stock at $30.90 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan, which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days (or $35.85). As of June 30, 2006, none of these common shares of restricted stock have vested.

On June 30, 2006, we hired Paul S. Rutter and Martin A. Griffiths to serve as our Executive Vice President, Major Transactions and Executive Vice President, Operations, respectively. They were each granted $5,500,000 in restricted common stock valued at $35.17 (the price of one share of our common stock on the New York Stock Exchange as of June 30, 2006) for a total of 156,384 shares (at a purchase price of $0.01 per share). $500,000 of this award, or 14,217 shares, vested immediately upon hire. The remaining 142,167 shares will vest equally in each of the first, second, third, fourth and fifth anniversaries of the effective date of their respective employment agreements. Each of Messers Rutter and Griffiths is also part of the five-year equity compensation program for senior management.

Also on June 30, 2006, Mark T. Lammas was promoted to Executive Vice President, Development and was awarded an additional $2,000,000, or 56,867 shares, of restricted common stock at $35.17 (at a purchase price of $0.01 per share). $1,000,000 of this award, or 28,433 shares, will vest on June 30, 2009 and the remaining $1,000,000 will vest on June 30, 2010.

A summary of our restricted stock as of June 30, 2006 is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock at January 1, 2006	267,316	$20.97
Granted	411,203	34.42
Vested	(98,458)	20.65
Forfeited	(157,895)	19.00
Unvested restricted stock at June 30, 2006	422,166	$34.88

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

On June 6, 2006, we granted our independent directors options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $34.51 in connection with their reelection to the board, which vest in three equal annual installments from the date of grant.

In June 2006, Dallas Lucas our Executive Vice President and Chief Financial Officer exercised a total of 292,900 stock options at $19.00, which vested on June 27, 2006, the third anniversary of our IPO. We received the cash for the exercised options of $5.6 million in July 2006.

A summary of our stock options as of June 30, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at January 1, 2006	577,500	$19.61
Granted	25,000	34.51
Exercised	(295,400)	19.00
Forfeited	-	-
Options outstanding as of June 30, 2006	307,100	$21.41

Options exercisable as of June 30, 2006	254,600	$19.48

The weighted-average remaining contractual term for the 254,600 exercisable stock options was 7.1 years with a total intrinsic value of $4.0 million as of June 30, 2006. The weighted-average remaining contractual term for the 307,100 outstanding stock options was 6.7 years with a total intrinsic value of $4.2 million as of June 30, 2006 and the total compensation cost not yet recognized is approximately $250,400, which will be recognized through June 2009.

8. Derivative Instruments

On February 6, 2006, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in April 2006 in connection with the $121.2 million financing of Pacific Center that effectively fixed the rate at 5.76%. The notional amount of the swap was $114.0 million, effective in March 2006 with a strike rate of the forward-starting ten-year swap rate of 5.07%. The swap was assigned in April 2006 upon completion of the financing.

Included in accumulated other comprehensive income as of June 30, 2006 was the fair value of the forward-starting interest rate swap outstanding, which was approximately $11.5 million, net of minority interests of $1.6 million, the fair value of the interest rate cap not expensed, which was approximately $0.2 million, net of minority interest of $25,000, and $8.2 million of deferred gain on the swaps that we sold or assigned in July 2004, October 2003 and April 2006, net of minority interests of $1.1 million. The deferred gain on sale or assignment of swaps will be recognized as a reduction of interest expense over the original lives of the swaps as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Investment in Unconsolidated Joint Venture

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

As a result of our guarantee (which is considered continuing involvement that precludes gain recognition under GAAP) of the new mortgage financing issued by the Joint Venture which is secured by Cerritos, we deferred the $20.4 million gain on sale related to that property, which is included in accounts payable and other liabilities in the accompanying consolidated condensed balance sheet as of June 30, 2006. The gain will be recognized once our debt guarantee expires.

In connection with the Joint Venture contribution agreements for One California Plaza, Wells Fargo Center - Denver and San Diego Tech Center, we agreed to fund certain future existing and contingent obligations, including:

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited

•	Approximately $16.0 million in future tenant lease obligations, including tenant improvement allowances and leasing commissions; and

•	Approximately $5.0 million in master lease payments through December 31, 2006 for certain vacant spaces until they are leased.

Accordingly, we have reduced our gain on sale by approximately $21.0 million, representing our maximum funding exposure under these obligations. As of June 30, 2006, approximately $10.6 million of these obligations remain outstanding, which are included in accounts payable and other liabilities in the accompanying consolidating condensed balance sheet.

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

In accordance with the Joint Venture agreement, both we and MOF have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, MOF has a right to acquire up to a 50% interest in our development projects at 17885 Von Karman Avenue at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value, and upon certain other criteria being met.

As of June 30, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza (1)	Los Angeles, CA	990,076
Cerritos Corporate Center (1)	Cerritos, CA	326,535
Washington Mutual Campus (1)	Irvine, CA	414,595
San Diego Tech Center (1)	San Diego, CA	644,572
Wells Fargo Center (1)	Denver, CO	1,202,385
Stadium Gateway (2)	Anaheim, CA	272,826
Total		3,850,989
____________
(1)	Properties contributed to the Joint Venture by Maguire Properties.

(2)	Properties contributed to the Joint Venture by MOF.

  We retained a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties. We will receive fees for asset management, property management (after

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

January 5, 2009), leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to out performance distributions based on the results of the Joint Venture.

The following table summarizes the Joint Venture condensed balance sheet as of June 30, 2006:

June 30, 2006
(unaudited)

Assets
Investments in real estate	$1,085,415
Less: accumulated depreciation and amortization	(28,459)
1,056,956
Cash and cash equivalents including restricted cash	19,572
Rents, deferred rents and other receivables	8,932
Deferred charges, net	70,980
Other assets	17,384
Total assets	$1,173,824

Liabilities and members' equity
Loans payable	$810,189
Accounts payable, accrued interest payable and other liabilities	26,460
Acquired lease obligations, net	17,190
Total liabilities	853,839

Member equity	319,985
Total members' equity	319,985
Total liabilities and members' equity	$1,173,824

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the Joint Venture condensed statement of operations for the three and six months ended June 30, 2006 (unaudited):

	Three Months	Period from
	Ended	January 5, 2006
	June 30, 2006	to June 30, 2006

Revenue:
Rental	$19,178	$37,320
Tenant reimbursements	6,967	13,370
Parking	1,869	3,660
Interest and other	3,516	3,578
Total revenue	31,530	57,928

Expenses:
Rental property operating and maintenance	6,065	11,006
Real estate taxes	3,699	6,322
Parking expenses	391	757
Depreciation and amortization	14,462	26,225
Interest	10,907	21,216
Other	1,204	1,726
Total expenses	36,728	67,252

Net loss	$(5,198)	$(9,324)

Company share	(1,040)	(1,865)
Intercompany eliminations	(945)	(945)
Equity in net loss of unconsolidated joint venture	$(1,985)	$(2,810)

10. Subsequent Events

On August 1, 2006, we entered into a definitive agreement with Robert F. Maguire, our Chairman and Chief Executive Officer, pursuant to which Mr. Maguire was granted a performance award (“Performance Award”) under our Incentive Award Plan.

The Performance Award represents an incentive bonus that will become vested and earned based upon Mr. Maguire’s continued employment as our Chief Executive Officer and the achievement of specified performance goals tied to our company’s total shareholder return.

More specifically, the Performance Award will vest as follows:

•
If Mr. Maguire remains continuously employed as our Chief Executive Officer until July 13, 2010 and we achieve a compound annual total shareholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on July 13, 2010, then the Performance Award will vest as of July 13, 2010 in an amount equal to 10% of our excess shareholder value created during that period; or

•
If (i) a change of control, as determined under the Agreement, occurs prior to July 13, 2010 and Mr. Maguire has remained continuously employed as Chief Executive Officer of the Company until the date of such change in control and (ii) the company achieves a compound annual total shareholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on the date of such change of control, then the Performance Award will vest as of the date of such change of control

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

in an amount equal to 10% of the Company’s excess shareholder value created during that period.

The vested Performance Award will be paid in shares of our common stock (subject to the limits in the Incentive Plan) or, in the discretion of the plan administrator, in cash, at the end of the performance period. In no event will the number of shares of common stock paid pursuant to the Performance Award exceed 1,400,000 shares, and the dollar value of the Performance Award will not exceed the product of (i) 1,400,000 shares of our common stock (subject to adjustment as provided by the Incentive Plan) and (ii) the fair market value of our common stock on the date the Performance Award becomes vested.

On August 7, 2006, we completed a $458.0 million, interest-only ten-year mortgage refinancing secured by Gas Company Tower and World Trade Center Garage to replace our existing $280.0 million Gas Company Tower and World Trade Center mortgage loan. The new mortgage loan has a fixed interest rate of 5.102% with a maturity date of August 11, 2016. We intend to use approximately $165.0 million of the excess proceeds to paydown our Term Loan.

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

Through Maguire Properties, L.P. (the “Operating Partnership”), we own whole or partial interests in 23 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (“Total Office Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated Joint Venture we own in conjunction with Macquarie Office Trust (“MOF”), our share of the Total Office Portfolio is approximately 12.6 million square feet and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office and retail properties from which we derive our net income, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Office Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Office Portfolio			Effective Office Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces

Wholly-Owned Properties	17	52	11,843,185	7,571,908	23,957	11,843,185	7,571,908	23,957
Unconsolidated Joint Venture	6	20	3,850,989	2,401,693	8,136	770,198	480,339	1,627
Total	23	72	15,694,174	9,973,601	32,093	12,613,383	8,052,247	25,584

Weighted Average Leased			89.3%			88.4%

Our Total Office Portfolio includes 23 properties located in nine submarkets in Los Angeles County, Orange County and San Diego County and Wells Fargo Center - Denver. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of June 30, 2006, investment grade rated tenants generated 45.8% of the annualized rent of our Total Office Portfolio and 44.2% of the annualized rent of our Effective Office Portfolio, and nationally recognized professional service firms generated an additional 24.9% of the annualized rent of our Total Office Portfolio and 27.7% of the annualized rent of our Total Effective Portfolio. The weighted-average remaining lease term of our Total Office Portfolio tenants was approximately 5.3 years as of June 30, 2006.

We also own land parcels adjacent to our Glendale properties, 777 Tower, 17885 Von Karman Avenue at Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 581,000, 840,000, 145,000, 194,000, 400,000, 170,000, 1,200,000 and 92,000 net rentable square feet of office developments, respectively. In addition, we own undeveloped land at Park Place II that we believe can support approximately 7.2 million net rentable square feet of office, retail, structured parking and residential uses.

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

•	The contribution by MOF of Stadium Gateway and cash in exchange for an 80% interest in the Joint Venture.

•	The contribution by us of $5.6 million in cash in exchange for a 20% Joint Venture interest in Stadium Gateway.

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

As a result of our guarantee (which is considered continuing involvement that precludes gain recognition under GAAP) of the new mortgage financing issued by the Joint Venture which is secured by Cerritos, we deferred the $20.4 million gain on sale related to that property, which is included in accounts payable and other liabilities in the accompanying consolidated condensed balance sheet as of June 30, 2006. The gain will be recognized once our debt guarantee expires.

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

Accordingly, we have reduced our gain on sale by approximately $21.0 million, representing our maximum funding exposure under these obligations. As of June 30, 2006, approximately $10.6 million of these obligations remain outstanding, which are included in accounts payable and other liabilities in the accompanying consolidating condensed balance sheet.

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

In accordance with the Joint Venture agreement, both we and MOF have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, MOF has a right to acquire up to a 50% interest in our development projects at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value, and upon certain other criteria being met.

As of June 30, 2006 the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza (1)	Los Angeles, CA	990,076
Cerritos Corporate Center (1)	Cerritos, CA	326,535
Washington Mutual Campus (1)	Irvine, CA	414,595
San Diego Tech Center (1)	San Diego, CA	644,572
Wells Fargo Center (1)	Denver, CO	1,202,385
Stadium Gateway (2)	Anaheim, CA	272,826
Total		3,850,989
__________
(1)	Properties contributed to the Joint Venture by Maguire Properties.

(2)	Properties contributed to the Joint Venture by MOF.

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

Factors Which May Influence Future Results of Operations

As of June 30, 2006, our Total Office Portfolio was 89.3%, or 88.4% on an effective basis, leased to 603 tenants. Approximately 3.5% of our leased square footage expires during the remainder of 2006 and approximately 6.3% of our leased square footage expires during 2007. Our leasing strategy for the remainder of 2006 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates, including KPMG Tower (65.4% leased at June 30, 2006), 700 North Central (80.6% leased at June 30, 2006), Glendale Center (80.9% leased at June 30, 2006), US Bank Tower (85.0% leased at June 30, 2006) and One California Plaza, a Joint Venture property, (86.2% leased at June 30, 2006).

Our corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants.

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas. We are optimistic that market conditions will continue to improve during 2006, as they did during 2005, as evidenced by reduced vacancy rates in 2005 and strong activity during the six months ended June 30, 2006. However, this is contingent upon continued strong job growth in our markets.

We believe that, on a portfolio basis, rental rates on leases expiring during the remainder of 2006 are above those being achieved in our markets primarily due to one lease for 152,166 square feet at Gas Company Tower that expires in November 2006 at above market rates. In light of strengthening markets, on a portfolio basis, we believe that our in-place rental rates scheduled to expire in 2007 and 2008 have contractual rental rates that are at or below market rental rates that will be prevailing at that time. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates.

We believe that a portion of our company’s future growth over the next several years will come from projects currently in the development process. In 2005, we began construction at Park Place II at 3161 Michelson for an office building and two parking garages with completion targeted for the second quarter of 2007 for the parking garages and third quarter 2007 for the office building. Tenant demand has been strong in this submarket and the project is approximately 52% pre-leased as of June 30, 2006. Our focus will be to lease up the project throughout the year.

We also currently own additional undeveloped land that we believe can support 9.0 million square feet of development primarily located in strong submarkets including Santa Monica, the Tri-Cities, Orange County and San Diego County. We are targeting to begin construction on approximately 1.0 million square feet of space in these submarkets during 2006 and 2007. We have commenced development or pre-development activities at San Diego Tech Center, Lantana Media Campus, Washington Mutual Irvine Campus, Mission City Corporate Center, Glendale North, Wateridge Plaza, Pacific Arts Plaza and 755 Figueroa. We currently do not have any lease commitments for any of these projects. However, as economic growth has been healthy in these markets, we anticipate the prospects of leasing the projects are also strong.

We expect the funding for these developments to be provided principally from construction loans and to a lesser extent from the proceeds of the Joint Venture.

We have a proactive planning process by which we continually evaluate the size, timing and scope of our development programs and, as necessary, scale activity to reflect the economic condition and the real estate fundamentals that exist in our strategic submarkets. However, we may be unable to lease committed development projects at expected rentals rates or within projected time frames or complete projects on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flows.

We believe that new real estate investments will have a significant impact on our future results of operations, including the 2006 acquisition of Pacific Center located in San Diego, California. In 2006, we will continue to endeavor to lease up our newly acquired properties with creditworthy tenants at rental rates at or above current market rates. In addition, we will continue to take advantage of greater economies of scale achieved and implement more efficient operations throughout all of the properties in our portfolio.

Related Party Transactions

We have receivables due from entities controlled by Mr. Maguire in the amount of $0.5 million and $0.9 million recorded in due from affiliates as of June 30, 2006 and December 31, 2005, respectively. These receivables are for management fees, development fees, leasing commissions and other operating expense reimbursements and were current as of June 30, 2006.

As of June 30, 2006, we have $9.5 million in net receivables due from the Joint Venture, primarily representing our net working capital for the period prior to the January 5, 2006 closing of the Joint Venture transaction, which remained with the contributed properties to satisfy our pre-closing obligation in accordance with the contribution agreements. These funds will be collected during the third quarter of 2006. This balance also includes reimbursements for routine management expenses under our property management agreement with the Joint Venture.

In June 2006, Dallas Lucas, our Executive Vice President and Chief Financial Officer, exercised a total of 292,900 stock options at $19.00, which vested on June 27, 2006, the third anniversary of our IPO. We received the cash for the exercised options of $5.6 million in July 2006.

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

Tenant reimbursements for real estate taxes, common area maintenance and other recoverable costs are recognized in the period that the expenses are incurred. Parking income is recognized in the period the revenue is earned. Lease termination fees, which are included in other income in the accompanying consolidated statements of operations, are recognized when the related leases are canceled, the leased space has been vacated and we have no continuing obligation to provide services to such former tenants.

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

Current Submarket Information

LACBD, California. As expected, the LACBD recorded 281,000 square feet of net absorption for the quarter and is moving slower than other markets. Several large blocks of space, including a 260,498 square foot space in KPMG Tower previously occupied by Los Angeles Unified School District (“LAUSD”), were returned to the market during the quarter. Tenant activity, however, is active for smaller requirements of less than 15,000 square feet, primarily due to the formation of new professional services firms. As of June 30, 2006, our LACBD portfolio was 85.7% leased, with approximately 1,036,100 square feet available for lease. Throughout the remainder of 2006, we will be focused on increasing occupancy, primarily at KPMG Tower, which is currently 65.4% leased due to the expiration of the LAUSD lease, One California Plaza (a Joint Venture property), which is currently 86.2% leased, and Gas Company Tower, which is currently 96.5% leased, but will see a decrease in November 2006 upon the expiration of a 152,166 square foot Jones Day lease.

Los Angeles County (excluding LACBD), California. In Los Angeles County, particularly the Tri-Cities (Pasadena, Glendale, Burbank) and the L.A. West submarkets, strong tenant demand continued throughout the quarter resulting in decreased vacancy rates and increased rental rates. Strong leasing demand is projected to continue throughout 2006, particularly in Glendale, which has the highest direct vacancy rate of the Tri-Cities and the L.A. West submarkets. On June 30, 2006, our Los Angeles County (excluding LACBD) portfolio was 91.0% leased, with approximately 149,400 square feet available for lease. Throughout 2006, we will be focused on increasing occupancy, primarily re-leasing the 70,100 square foot Time Warner space at Glendale Center, which became available during the second quarter.

Orange County, California.  Orange County has shown signs of settling after experiencing steady growth in previous quarters. The market experienced 526,824 square feet of negative net absorption due to the expected shrinkage of mortgage companies resulting in a slight increase in vacancy levels to 6.8% countywide. Employment in Orange County continues to look optimistic with unemployment rates dropping 9% to 3.2% and a projection of an additional 22,700 jobs during the year. As of June 30, 2006 our Orange County portfolio was at 93.3% leased, with approximately 233,100 square feet available for lease. The overall outlook of the Orange County market remains optimistic with expectations of returning to average levels of activity and healthy market conditions.

San Diego County, California. San Diego County continued its momentum as seen by continued positive net absorption. The overall direct vacancy rate dropped to 7.8%, the lowest recorded in over four years. In addition, the unemployment rate in the county remained well below both the California and national averages at 3.7%, a sizable decrease from 4.1% recorded at the end of the first quarter. As of June 30, 2006, our San Diego County portfolio was 92.6% leased, with approximately 138,000 square feet available for lease. Our primary leasing focus in this submarket in 2006 will be on increasing occupancy at Regents Square and Pacific Center, which are currently 87.1% and 88.6% leased, respectively.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005.

Our results of operations for the three months ended June 30, 2006 compared to the same period in 2005 were significantly affected by our acquisitions and dispositions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, Lantana Media Campus, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Park Place I, Park Place II, Glendale Center, 777 Tower, 801 North Brand, 700 North Central, Pacific Arts Plaza, Regents Square, Wateridge Plaza and Mission City Corporate Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years.

References to the “Acquisition Properties” include the results of Pacific Center (acquired February 6, 2006) and World Trade Center Garage (acquired May 31, 2005). References to the “Joint Venture” include One California Plaza, Wells Fargo Center - Denver (a CommonWealth Partners (“CWP”) portfolio acquisition property), San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos

Corporate Center, which we sold to the Joint Venture on January 5, 2006 in return for a 20% interest in the Joint Venture and cash.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended		Increase/	%
	6/30/06	6/30/05	Decrease	Change	6/30/06	6/30/05	Decrease	Change

Revenues:
Rental	$64,594	$63,419	$1,175	1.9%	$67,587	$79,435	$(11,848)	-14.9%
Tenant reimbursements	20,603	20,822	(219)	-1.1%	20,810	28,669	(7,859)	-27.4%
Hotel operations	6,888	5,763	1,125	19.5%	6,888	5,763	1,125	19.5%
Parking	9,943	9,272	671	7.2%	10,176	11,417	(1,241)	-10.9%
Management, leasing
and development services
to affiliates	1,462	1,001	461	46.1%	1,462	1,001	461	46.1%
Interest and other	2,518	1,079	1,439	133.4%	2,544	1,137	1,407	123.7%
Total revenues	106,008	101,356	4,652	4.6%	109,467	127,422	(17,955)	-14.1%

Expenses:
Rental property operating
and maintenance	20,451	20,287	164	0.8%	21,240	25,865	(4,625)	-17.9%
Hotel operating and maintenance	4,262	3,821	441	11.5%	4,262	3,821	441	11.5%
Real estate taxes	8,355	8,408	(53)	-0.6%	8,819	11,207	(2,388)	-21.3%
Parking	3,054	2,835	219	7.7%	3,071	3,140	(69)	-2.2%
General and administrative and other	8,568	5,293	3,275	61.9%	8,568	5,293	3,275	61.9%
Ground lease	17	136	(119)	-87.5%	17	666	(649)	-97.4%
Depreciation and amortization	32,289	35,073	(2,784)	-7.9%	35,170	43,254	(8,084)	-18.7%
Interest	32,619	34,389	(1,770)	-5.1%	34,306	43,373	(9,067)	-20.9%
Loss from early extinguishment of debt	4,107	442	3,665	829.2%	4,107	442	3,665	829.2%
Total expenses	113,722	110,684	3,038	2.7%	119,560	137,061	(17,501)	-12.8%

Loss before equity in net loss of unconsolidated joint venture and minority interests	(7,714)	(9,328)	1,614	-17.3%	(10,093)	(9,639)	(454)	4.7%
Equity in net loss of unconsolidated joint venture	-	-	-	-	(1,985)	-	(1,985)	N/A
Minority interests	-	-	-	-	2,322	2,755	(433)	-15.7%
Loss from discontinued operations, net
of minority interests	-	-	-	-	-	(405)	405	-100.0%
Net loss	$(7,714)	$(9,328)	$1,614	-17.3%	$(9,756)	$(7,289)	$(2,467)	33.8%

Rental Revenue

Total portfolio rental revenue decreased by $11.8 million, or 14.9%, primarily due to the sale of five properties to the Joint Venture. Rental revenue for our Same Properties Portfolio increased by $1.2 million, or 1.9%, primarily due to a significant lease commencement at Park Place and increased rents on a significant tenant at Wateridge Plaza, partially offset by the March 2005 expiration of a 162,827 square foot lease at US Bank Tower.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue decreased $7.9 million, or 27.4%, primarily due to the sale of five properties to the Joint Venture.

Hotel Operations

Hotel operations revenue increased $1.1 million, or 19.5%, due to improved hotel performance. The average daily room rate increased to $169.44, or 10.8%, from $152.96 and revenue per available room increased to $143.30, or 14.5%, from $125.15, all compared to the prior year period, primarily as a result of the completion of our renovation of rooms and hotel common areas during the latter half of 2004 and through 2005.

The 11.5% increase in hotel operating and maintenance expenses was primarily due to an increase in occupancy.

Parking Revenue

Total portfolio parking revenue decreased $1.2 million, or 10.9%, primarily due to the sale of five properties to the Joint Venture. Parking revenue for the Same Properties Portfolio increased $0.7 million, or 7.2%, primarily due to a significant lease commencement at Park Place as well as portfolio-wide increases in contractual parking rates in July 2005.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates increased $0.5 million, or 46.1%, primarily due to management and investment advisory fees earned from the Joint Venture and construction fees from Solana, with no comparable activity in the prior period. This was offset by a $0.8 million leasing commission earned at Solana in the prior year.

Interest and Other Revenue

Total portfolio interest and other revenue increased $1.4 million, or 123.7%, primarily due to higher interest on excess Joint Venture proceeds that have not yet been deployed, which are invested in interest bearing accounts.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense decreased by $4.6 million, or 17.9%, primarily due to the sale of five properties to the Joint Venture.

Real Estate Taxes

Total portfolio real estate taxes decreased $2.4 million, or 21.3%, primarily due to the sale of five properties to the Joint Venture.

Parking Expense

Total portfolio parking expenses remained flat, primarily due to the sale of five properties to the Joint Venture offset by an increase in parking expense for our Same Store Properties.

Parking expense for our Same Store Properties increased $0.2 million, or 7.7%, primarily due to additional parking costs incurred related to a significant lease commencement at Park Place.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $3.3 million, or 61.9%. Current year results include increased expenses due to additional corporate employees hired and related costs as a result of the growth in our infrastructure due to acquisitions made since our Initial Public Offering (“IPO”), increased stock compensation costs due to the adoption of the Executive Equity Plan and the adoption of FASB Statement of Financial Accounting Standards 123 (Revised) “Share-Based Payment” (“SFAS 123(R)”). In addition, we granted $1.0 million of fully vested common stock related to the hire of two new executives on June 30, 2006.

Ground Lease Expense

Total portfolio ground lease expense decreased $0.6 million, or 97.4% due to the sale of five properties to the Joint Venture. Ground lease expense incurred at One California Plaza and Cerritos Corporate Center are no longer consolidated.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense decreased $8.1 million, or 18.7%, primarily due to the sale of five properties to the Joint Venture as well as a $2.8 million decrease in our Same Properties Portfolio which is a result of a purchase accounting true-up of in-place lease value amortization in the prior year.

Interest Expense

Total portfolio interest expense decreased $9.1 million, or 20.9%, primarily due to the sale of five properties to the Joint Venture and higher capitalized interest on development projects during 2006.

Loss from Early Extinguishment of Debt

Total portfolio loss from early extinguishment of debt was $4.1 million for the three months ended June 30, 2006. This was primarily due to the payment of $3.0 million in prepayment penalties and the recognition of a $0.6 million write-off of unamortized costs related to the Glendale Center refinancing. In addition, we wrote off $0.5 million of unamortized costs related to the $33.0 million paydown of the Term Loan. During the three months ended June 30, 2005, we wrote off $0.4 million in unamortized cost related to the paydown of the Term Loan.

Equity in Loss of Unconsolidated Joint Venture

Equity in loss of unconsolidated joint venture was $2.0 million for the three months ended June 30, 2006. There was no comparable amount for the three months ended June 30, 2005.

Minority Interests

Minority interests attributable to loss was $2.3 million for the three months ended June 30, 2006 compared to minority interests attributable to loss of $2.8 million for the three months ended June 30, 2005, primarily due to a decrease in our minority interests partners’ shares of the Operating Partnership due to conversion from Operating Partnership units to our common stock on a one-to-one basis.

Discontinued Operations

Total portfolio loss from discontinued operations decreased $0.4 million during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. There were no discontinued operations for the three months ended June 30, 2006.

Results of Operations

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005.

Our results of operations for the six months ended June 30, 2006 compared to the same period in 2005 were significantly affected by our acquisitions and dispositions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our Same Properties Portfolio.

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, Lantana Media Campus, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Park Place I, Park Place II, Glendale Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years.

References to the Acquisition Properties include the results of Pacific Center (acquired February 6, 2006), World Trade Center Garage (acquired May 31, 2005), and the CWP portfolio (acquired March 15, 2005). References to the “Joint Venture” include One California Plaza, Wells Fargo Center - Denver (a CWP portfolio acquisition property), San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center, which we sold to the Joint Venture on January 5, 2006 in return for a 20% interest in the Joint Venture and cash.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)
	Same Properties				Total Portfolio
	Six Months Ended		Increase/	%	Six Months Ended		Increase/	%
	6/30/06	6/30/05	Decrease	Change	6/30/06	6/30/05	Decrease	Change

Revenues:
Rental	$94,955	$93,141	$1,814	1.9%	$135,367	$137,960	$(2,593)	-1.9%
Tenant reimbursements	31,134	30,893	241	0.8%	42,878	50,334	(7,456)	-14.8%
Hotel operations	13,564	11,678	1,886	16.2%	13,564	11,678	1,886	16.2%
Parking	16,234	15,356	878	5.7%	20,499	21,057	(558)	-2.6%
Management, leasing
and development services
to affiliates	3,117	1,262	1,855	147.0%	3,117	1,262	1,855	147.0%
Interest and other	2,895	1,615	1,280	79.3%	3,324	1,853	1,471	79.4%
Total revenues	161,899	153,945	7,954	5.2%	218,749	224,144	(5,395)	-2.4%

Expenses:
Rental property operating
and maintenance	29,926	29,865	61	0.2%	42,971	45,248	(2,277)	-5.0%
Hotel operating and maintenance	8,447	7,665	782	10.2%	8,447	7,665	782	10.2%
Real estate taxes	11,784	11,349	435	3.8%	18,185	19,320	(1,135)	-5.9%
Parking	4,817	4,710	107	2.3%	5,950	5,787	163	2.8%
General and administrative and other	14,664	10,937	3,727	34.1%	14,702	10,951	3,751	34.3%
Ground lease	285	285	-	0.0%	285	1,332	(1,047)	-78.6%
Depreciation and amortization	43,638	42,782	856	2.0%	69,778	71,680	(1,902)	-2.7%
Interest	32,190	37,052	(4,862)	-13.1%	67,390	68,744	(1,354)	-2.0%
Loss from early extinguishment of debt	3,583	1,208	2,375	196.6%	4,749	1,650	3,099	187.8%
Total expenses	149,334	145,853	3,481	2.4%	232,457	232,377	80	0.0%

Income (loss) before equity in net loss of unconsolidated joint venture, gain on sale of real estate and minority interests	12,565	8,092	4,473	55.3%	(13,708)	(8,233)	(5,475)	66.5%
Equity in net loss of unconsolidated joint venture	-	-	-	-	(2,810)	-	(2,810)	N/A
Gain on sale of real estate	-	-	-	-	108,469	-	108,469	N/A
Minority interests	-	-	-	-	(12,144)	3,411	(15,555)	-456.0%
Loss from discontinued operations, net
of minority interests	-	-	-	-	-	(304)	304	-100.0%
Net income (loss)	$12,565	$8,092	$4,473	55.3%	$79,807	$(5,126)	$84,933	-1,656.9%

Rental Revenue

Total portfolio rental revenue decreased by $2.6 million, or 1.9%, primarily due to the sale of five properties to the Joint Venture partially offset by the Acquisition Properties and Same Properties Portfolio.

Rental revenue for our Same Properties Portfolio increased by $1.8 million, or 1.9%, primarily due to increased occupancy and a significant lease commencement at Park Place, partially offset by the March 2005 expiration of a 162,827 square foot lease at US Bank Tower.

Tenant Reimbursements

Total portfolio tenant reimbursement revenue decreased $7.5 million, or 14.8%, primarily due to the sale of five properties to the Joint Venture.

Tenant reimbursement revenue for our Same Properties Portfolio increased $0.2 million, or 0.8%, primarily due to a slight increase in operating expenses.

Hotel Operations

Hotel operations revenue increased $1.9 million, or 16.2%, due to improved hotel performance. The average daily room rate increased to $176.59, or 16.5%, from $151.58 and revenue per available room increased to $145.02, or 14.8%, from $126.32, all compared to the prior year period, primarily as a result of the completion of our renovation of rooms and hotel common areas during the latter half of 2004 and through 2005.

The 10.2% increase in hotel operating and maintenance expenses was primarily due to an increase in occupancy.

Parking Revenue

Total portfolio parking revenue decreased $0.6 million, or 2.6%, primarily due the sale of five properties to the Joint Venture offset by the Acquisition Properties and the Same Properties Portfolio. Parking revenue for the Same Properties Portfolio increased $0.9 million, or 5.7%, primarily due to portfolio-wide increases in contractual parking rates in July 2005 as well as an increase in revenue received as a result of a significant lease commencement at Park Place.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates increased $1.9 million, or 147.0%, primarily due to management and investment advisory fees earned from the Joint Venture, with no comparable activity in the prior period. In addition, current year results include $0.6 million earned for construction services at Solana, with no comparable amounts in the prior period. These amounts are partially offset by a $0.8 million leasing commission earned at Solana in the prior period, with no comparable amounts in the current period.

Interest and Other Revenue

Total portfolio interest and other revenue increased $1.5 million, or 78.4%, primarily due to higher interest on excess Joint Venture proceeds that have not yet been deployed, which are invested in interest bearing accounts.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense decreased by $2.3 million, or 5.0%, primarily due to the sale of five properties to the Joint Venture partially offset by the Acquisition Properties.

Real Estate Taxes

Total portfolio real estate taxes decreased $1.1 million, or 5.9%, primarily due to the sale of five properties to the Joint Venture, offset by the Acquisition Properties and the Same Properties Portfolio.

Parking Expense

Total portfolio parking expenses increased $0.2 million, or 2.8%, primarily due to the Acquisition Properties, offset by the sale of five properties to the Joint Venture.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $3.8 million, or 34.3%. Current year results include increased expenses due to additional corporate employees hired and related costs as a result of the growth in our infrastructure due to acquisitions made since our IPO, increased stock compensation costs due to the adoption of the Executive Equity Plan and the adoption of SFAS 123(R). In addition, we granted $1.0 million of fully vested common stock related to the hire of two new executives on June 30, 2006.

Ground Lease Expense

Total portfolio ground lease expense decreased $1.0 million, or 78.6% due to the sale of five properties to the Joint Venture. Ground lease expense incurred at One California Plaza and Cerritos Corporate Center are no longer consolidated.

Depreciation and Amortization Expense

Total portfolio depreciation and amortization expense decreased $1.9 million, or 2.7%, primarily due to the sale of five properties to the Joint Venture offset by the Acquisition Properties as well as a $0.9 million increase in our Same Properties Portfolio which is a result of an increase in depreciable assets.

Interest Expense

Total portfolio interest expense decreased $1.4 million, or 2.0%, primarily due to the sale of five properties to the Joint Venture and higher capitalized interest on development projects during 2006, offset by the Acquisition Properties.

Loss from Early Extinguishment of Debt

Total portfolio loss from early extinguishment was $4.8 million for the six months ended June 30, 2006. This was primarily due to the payment of $3.0 million in prepayment penalties and the recognition of a $0.6 million write-off of unamortized costs related to the Glendale Center refinancing. In addition, we wrote off $1.2 million of unamortized costs related to the $83.0 million paydown of the Term Loan. During the six months ended June 30, 2005, we wrote off $1.1 million in unamortized costs related to the paydown of the credit facility and $0.6 million in unamortized cost related to the paydown of the Term Loan.

Equity in Loss of Unconsolidated Joint Venture

Equity in loss of unconsolidated joint venture was $2.8 million for the six months ended June 30, 2006. There was no comparable amount for the six months ended June 30, 2005.

Gain on Sale of Real Estate

Gain on sale of real estate was $108.5 million for the six months ended June 30, 2006. This was due to the gain recognized upon sale of an 80% interest in five previously wholly owned properties to the Joint Venture.

Minority Interests

Minority interests attributable to income was $12.1 million for the six months ended June 30, 2006 compared to minority interests attributable to loss of $3.4 million for the six months ended June 30, 2005, due to an $84.9 million increase in income primarily due to a gain on sale of properties to the Joint Venture recognized in the six months ended June 30, 2006.

Discontinued Operations

Total portfolio loss from discontinued operations decreased $0.3 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. There were no discontinued operations for the six months ended June 30, 2006.

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

The following table reconciles our FFO to our net (income) loss (in thousands except for per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Reconciliation of net (loss) income to funds from operations:
Net (loss) income available to common shareholders	$(14,522)		$(12,055)		$70,275		$(14,658)
Adjustments:
Minority interests	(2,322)		(2,850)		12,144		(3,482)
Gain from sale of real estate	-		-		(108,469)		-
Real estate depreciation and amortization	35,095		43,155		69,616		71,481
Real estate depreciation and amortization from unconsolidated joint venture	3,497		-		5,850		-
Funds from operations available to common shareholders and Unit Holders (FFO)	$21,748		$28,250		$49,416		$53,341

Company share of FFO (1)	$18,750		$22,847		$42,410		$43,032

FFO per share - basic and diluted	$0.41	(2)	$0.53	(2)	$0.92	(3)	$1.00	(3)
___________
(1)	Based on a weighted average interest in our operating partnership for the three months and six months ended June 30, 2006 and June 30, 2005 of 86.2%, 85.8%, 80.9% and 80.7%, respectively.

(2)	Includes $4.1 million and $0.4 million losses from early extinguishment of debt.

(3)	Includes $4.7 million and $1.7 million losses from early extinguishment of debt.

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

We reserved approximately $37.6 million in restricted cash accounts from the net proceeds of mortgages originated in 2005 and 2006 (primarily acquisition debt) to fund capital expenditure obligations in connection with existing tenant leases and anticipated costs in connection with leasing activity we expect to incur at those properties during the remainder of 2006. We anticipate that our existing sources of liquidity, including cash flows from operations and restricted cash accounts, will be sufficient to fund these capital expenditures. As of June 30, 2006, $14.2 million was remaining from these reserves.

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

As of June 30, 2006, we had $231.6 million in cash and cash equivalents, including $182.5 million in restricted cash compared to $114.1 million in cash and cash equivalents including $69.0 million in restricted cash as of December 31, 2005. Restricted cash primarily consists of interest bearing cash deposits of excess net proceeds from the Joint Venture transaction, which has not yet been redeployed, cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans.

During the six months ended June 30, 2006, we repaid $83.0 million of our Term Loan and the $83.0 million outstanding balance under our revolving credit facility with the net proceeds from the Joint Venture transaction and the refinancing of Glendale Center. We used a portion of the net proceeds from the Joint Venture transaction to acquire Pacific Center in February 2006. The remaining net proceeds from the Joint Venture transaction are restricted and are available for future acquisitions, to fund capital expenditure (including construction in progress) or for further debt reductions.

Since the CWP portfolio acquisition in March 2005, which was funded entirely with mortgage debt and the Term Loan, we have been focused on achieving and maintaining a debt to total market capitalization level of less than 60% and a fixed charge coverage ratio at or above 2.0. As of June 30, 2006, we achieved a market capitalization level of 55.4%, a fixed charge coverage ratio before loss from early extinguishment of debt and gain on sale of real estate of 1.49 and our Term Loan balance was $332.0 million. We have refinancing commitments on Gas Company Tower and 777 Tower that will provide us with up to $280.0 million in net proceeds, after the repayment of the existing mortgages and closing costs, which we intend to utilize to pay down our Term Loan. In addition, we have various other liquidity sources with which to repay any remaining amounts outstanding under our Term Loan, including any remaining net proceeds from the Joint Venture which we do not re-invest through acquisition, non-strategic or non-income producing asset sales, net proceeds from future joint ventures and raising institutional equity capital.

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

Indebtedness

As of June 30, 2006, we had approximately $2.69 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by seventeen properties, three mezzanine loans secured by a pledge of the equity interests of the fee owners of World Trade Center Garage and Gas

Company Tower and Wateridge Plaza, and a term loan guaranteed by Maguire Properties Holdings I, LLC, a subsidiary of the Operating Partnership, and secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 200 Burchett, the undeveloped land parcel at Pacific Arts West. The weighted average interest rate on this indebtedness as of June 30, 2006 was 5.62% (based on the 30-day LIBOR rate at June 30, 2006 of 5.33%). As of June 30, 2006, our ratio of debt to total market capitalization was approximately 55.4% of our consolidated total market capitalization of $4.9 billion (based on a common stock price of $35.17 per share on the New York Stock Exchange on June 30, 2006). Our ratio of debt and preferred stock to total market capitalization was approximately 60.6%. As of June 30, 2006, approximately $714.9 million, or 26.6%, of our total consolidated debt was variable-rate debt. As of June 30, 2006, approximately $1,973.3 million, or 73.4%, of our total consolidated debt was subject to fixed interest rates. Total market capitalization as of June 30, 2006 includes the book value of our consolidated debt, the liquidation preference of 10,000,000 shares of preferred stock and the market value of 46,962,286 shares of our common stock and 7,405,916 Units.

The table below summarizes our debt, at June 30, 2006 (in thousands):

Debt Summary:
Fixed rate	$1,973,251
Variable rate	714,880
Total	$2,688,131

Percent of Total Debt:
Fixed rate	73.4%	(1)
Variable rate	26.6%	(1)
Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	5.16%
Variable rate	6.91%
Effective interest rate	5.62%
__________
(1)
After the Gas Company Tower and 777 Tower loan refinancings, and the expected repayments of the term loan with the net proceeds of these financings, the fixed rate and floating rate debt percentage of total debt would be 98% and 2%, respectively.

The variable-rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at June 30, 2006 had a weighted average term to initial maturity of approximately 5.2 years (approximately 5.4 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of June 30, 2006:

Properties	Interest Rate		Maturity Date	Principal Amount	Annual Debt Service (1)		Balance at Maturity (2)

Term Loan	LIBOR + 1.75%		03/15/10	$332,000	$23,832		$332,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12	270,000	14,098		270,000
US Bank Tower Mortgage	4.66%		07/01/13	260,000	12,284		260,000
Gas Company Tower and
World Trade Center Garage:
Mortgage (3)	LIBOR + 0.824%		07/06/07	230,000	14,351		230,000
Senior Mezzanine (3)	LIBOR + 3.750%		07/07/08	30,000	2,762		30,000
Junior Mezzanine (3)	LIBOR + 6.625%		07/06/07	20,000	2,424		20,000
Wells Fargo Tower (CA) Mortgage	4.68%		07/01/10	250,000	11,863	(4)	234,331
KPMG Tower Mortgage	5.14%		11/01/11	210,000	10,794	(5)	204,071
Park Place I Mortgage	5.64%		11/01/14	170,000	9,588	(6)	157,473
777 Tower Mortgage (7), (8)	4.81%		09/10/09	114,569	5,587		114,569
777 Tower Mortgage (7)	LIBOR + 0.90%		09/10/09	40,000	2,527		40,000
Glendale Center Mortgage	5.82%		07/11/16	125,000	7,373		125,000
Pacific Center Mortgage (9)	5.76%		05/06/16	117,082	6,837		117,082
Regents Square I & II Mortgage	5.13%		04/01/12	103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12	100,000	5,465		100,000
Lantana Mortgage	4.94%		01/06/10	98,000	4,903		98,000
801 North Brand Mortgage	5.73%		04/06/15	75,540	4,389		75,540
700 North Central Mortgage	5.73%		04/06/15	27,460	1,595		27,460
Wateridge Plaza Mortgage	LIBOR + 1.75%	(10)	04/09/07	47,880	3,155		47,880
Wateridge Plaza Mezzanine	LIBOR + 1.75%	(10)	04/09/07	15,000	989		15,000
Mission City Corporate Center Mortgage	5.09%		04/01/12	52,000	2,684		52,000

Total Consolidated Debt				$2,688,131	$152,888		$2,654,006

__________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at June 30, 2006, which was 5.33%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

(3)
On August 7, 2006, we completed a new $458.0 million, interest-only ten-year mortgage financing secured by Gas Company Tower and World Trade Center Garage to replace this mortgage loan. The new mortgage loan has a fixed rate of 5.102% with a maturity date of August 11, 2016.

(4)	This loan requires monthly payments of interest until July 2006, and amortizes on a 30-year schedule thereafter.

(5)	This loan requires monthly payments of interest until November 2009, and amortizes on a 30-year schedule thereafter.

(6)	This loan requires monthly payments of interest until December 2009, and amortizes on a 30-year schedule thereafter.

(7)
On May 2, 2005, we obtained a $273.0 million fixed-rate conditional loan commitment to refinance 777 Tower in October 2006 at the then prevailing seven-year swap rate plus a spread of 0.949%. On March 4, 2005, we entered into a forward-starting interest rate swap agreement in connection with this anticipated refinancing that will effectively fix this loan at 5.844%.

(8)	Net of loan discount of $0.4 million as of June 30, 2006.

(9)	Net of loan discount of $4.1 million as of June 30, 2006.

(10)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of this loan, including extension periods.

Recent Developments

On April 20, 2006, we completed a $121.2 million, interest-only ten-year mortgage financing with Greenwich Capital Financial secured by Pacific Center. The mortgage loan has a fixed rate of 5.76% with a maturity date of May 6, 2016. The forward-starting interest rate swap associated with this anticipated mortgage financing was assigned to the lender as part of the transaction in exchange for a lower stated interest rate of 5.76%. Accordingly, we have recorded the borrowing net of a $4.2 million loan discount.

On June 27, 2006, we completed a $125.0 million, interest-only ten-year mortgage refinancing with Nomura Credit and Capital secured by Glendale Center to replace our existing $80.0 million Glendale Center loan. The mortgage loan has a fixed rate of 5.82% with a maturity date of July 11, 2016. We used $33.0 million of the proceeds to paydown our Term Loan.

On August 1, 2006, we entered into a definitive agreement with Robert F. Maguire, our Chairman and Chief Executive Officer, pursuant to which Mr. Maguire was granted a performance award (“Performance Award”) under our Incentive Award Plan.

The Performance Award represents an incentive bonus that will become vested and earned based upon Mr. Maguire’s continued employment as our Chief Executive Officer and the achievement of specified performance goals tied to our company’s total shareholder return.

More specifically, the Performance Award will vest as follows:

•
If Mr. Maguire remains continuously employed as our Chief Executive Officer until July 13, 2010 and we achieve a compound annual total shareholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on July 13, 2010, then the Performance Award will vest as of July 13, 2010 in an amount equal to 10% of our excess shareholder value created during that period; or

•
If (i) a change of control, as determined under the Agreement, occurs prior to July 13, 2010 and Mr. Maguire has remained continuously employed as Chief Executive Officer of the Company until the date of such change of control and (ii) the company achieves a compound annual total shareholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on the date of such change of control, then the Performance Award will vest as of the date of such change of control in an amount equal to 10% of the Company’s excess shareholder value created during that period.

The vested Performance Award will be paid in shares of our common stock (subject to the limits in the Incentive Plan) or, in the discretion of the plan administrator, in cash, at the end of the performance period. In no event will the number of shares of common stock paid pursuant to the Performance Award exceed 1,400,000 shares, and the dollar value of the Performance Award will not exceed the product of (i) 1,400,000 shares of our common stock (subject to adjustment as provided by the Incentive Plan) and (ii) the fair market value of our common stock on the date the Performance Award becomes vested.

On August 7, 2006, we completed a $458.0 million, interest-only ten-year mortgage refinancing with Nomura Credit and Capital secured by Gas Company Tower and World Trade Center Garage to replace our existing $280.0 million Gas Company Tower and World Trade Center mortgage loan. The new mortgage loan has a fixed interest rate of 5.102% with a maturity date of August 11, 2016. We intend to use approximately $165.0 million of the excess proceeds to paydown our Term Loan.

Capital Commitments

During the first quarter we continued site preparation construction at Park Place on a 531,000 square foot office building and two parking garages with a parking capacity of approximately 5,000 vehicles. Completion is targeted for the third quarter of 2007 for the office building and the second quarter of 2007 for the parking garages. The total cost of the development is currently estimated to be approximately $240.0 million. We have incurred $63.2 million of pre-development costs and project that we will spend approximately $176.8 million (expected to be funded through a construction loan) of the remaining amount of budgeted development costs during the remainder of 2006 and 2007. During the six months ended June 30, 2006, we continued development activity at Lantana Media Campus, Mission City Corporate Center, Glendale North, San Diego Tech Center and Washington Mutual Irvine Campus. We also commenced pre-development activities at Wateridge Plaza, Pacific Arts Plaza and 755 Figueroa.

Contractual Obligations

The following table provides information with respect to our contractual obligations at June 30, 2006, including the maturities and scheduled principal repayments of our secured debt and interest on our fixed-rate debt, and provides information about the minimum commitments due in connection with our ground lease obligations. We were not subject to unconditional purchase obligations as of June 30, 2006. The table does not reflect interest payments on variable rate debt nor does it reflect available debt extension options (in thousands):

Obligation	2006	2007		2008		2009		2010	Thereafter	Total

Long term debt	$1,513	$316,708	(1)	$33,982	(2)	$159,021	(3)	$671,737	$1,505,170	$2,688,131
Company share of unconsolidated joint venture debt (4)	—	48		565		597		28,040	132,400	161,650
Interest payments-fixed-rate debt (5)	52,079	102,961		103,006		101,186		87,507	219,931	666,670
Company share of unconsolidated joint venture interest payments - fixed rate debt (4)	4,329	8,635		8,644		8,592		8,563	28,932	67,695
Capital leases payable (6)	1,366	2,524		2,276		1,132		734	118	8,150
Company share of unconsolidated joint venture capital leases payable (6)	31	44		44		23		23	50	215
Operating lease obligations (7)	3,273	353		—		—		—	—	3,626
Tenant-related commitments (8)	21,330	2,162		7,643		1,498		56	1,227	33,916
Company share of unconsolidated tenant-related commitments (8)	3,710	2,500		2,000		500		—	—	8,710
Ground leases	304	608		608		608		608	4,209	6,945
Company share of unconsolidated joint venture ground leases	131	261		261		261		261	26,397	27,572
Total	$88,066	$436,804		$159,029		$273,418		$797,529	$1,918,434	$3,673,280

___________
(1)	On August 7, 2006, we refinanced $250,000 of this debt. Maturity is now August 2016.
(2)	On August 7, 2006, we refinanced $30,000 of this debt. Maturity is now August 2016.
(3)	We have obtained a commitment to refinance $155,000 of this debt in October 2006.
(4)	The company's share of the unconsolidated joint venture debt is 20%.
(5)
As of June 30, 2006, 73.4% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 26.6% of our debt bears interest at variable rates and the variable rate payments are based on LIBOR plus a spread that ranges from 0.824% to 6.625%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of June 30, 2006, the one-month LIBOR was 5.33%.

(6)	Includes interest and principal payments.
(7)	Includes master lease obligations for Austin Research Park, One Renaissance Square and the unconsolidated joint venture.
(8)	Tenant related capital commitments based on executed leases as of June 30, 2006.

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

Comparison of Cash Flows for Six Months Ended June 30, 2006 and Six Months Ended June 30, 2005

Net cash provided by operating activities decreased $27.7 million. The decrease was primarily due to the loss of positive operating cash flow from Cerritos Corporate Center, Washington Mutual Irvine Campus, One California Plaza, San Diego Tech Center, Wells Fargo Center - Denver, the five properties sold to the Joint Venture that were wholly-owned during the six months ended June 30, 2005. In addition, timing differences due to the payment of previously accrued operating expenses and Joint Venture liabilities incurred at the point of sale contributed to the decrease in net operating cash flow.

Net cash provided by investing activities decreased $1.5 billion. The decrease was primarily due to a $1.4 billion reduction in acquisitions completed during the six months ended June 30, 2006 compared to 2005. In addition, during the six months ended June 30, 2006, we sold an 80% interest in five office properties to the Joint Venture, which generated net proceeds of approximately $343.5 million. During the six months ended June 30, 2005, we sold Austin Research Park I and II and One Renaissance Square and received net proceeds of $78.2 million. This increase in net cash provided by investing activities during the six months ended June 30, 2006 is offset by an increase in funding of restricted cash accounts during the six months ended June 30, 2006 compared to 2005, primarily due to the funding of reserves in connection with mortgage financings obtained on Pacific Center and a $44.6 million increase in expenditures for improvements in real estate (including $43.6 million in predevelopment costs).

Net cash used in financing activities increased $1.5 billion. The increase was primarily due to a $1.5 billion reduction in net proceeds from mortgage loans incurred in 2005 to refinance Park Place II and to finance acquisitions of the CWP portfolio and San Diego Tech Center on March 15, 2005 and April 6, 2005, respectively.

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

As of June 30, 2006, we had outstanding approximately $2,688.1 million in consolidated debt of which approximately $714.9 million, or 26.6%, was variable-rate debt. On March 4, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in October 2006 in connection with the anticipated $273.0 million refinancing of 777 Tower at a fixed rate of 5.84%. The notional amount of the swap is $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.90%.  On August 7, 2006, we completed a $458.0 million, interest-only ten-year mortgage refinancing secured by Gas Company Tower and World Trade Center Garage to replace our existing $280.0 million Gas Company Tower and World Trade Center mortgage loan. The new mortgage loan has a fixed interest rate of 5.102% with a maturity date of August 11, 2016.

To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral. At June 30, 2006 the fair value of the fixed-rate debt is estimated to be $1,745.7 million, compared to its carrying value of $1,973.3 million.

If interest rates were to increase by 10%, or 50 basis points, the increase in interest expense on our $714.9 million in consolidated variable-rate debt would decrease future annual earnings and cash flows by approximately $3.6 million. A 50 basis points increase in interest rates would decrease the fair value of our $1,973.3 million principal amount of consolidated fixed-rate debt by $48.4 million and the fair value of our forward-starting interest rate swap agreements would increase by $7.0 million. If interest rates were to decrease by 10%, or 50 basis points, the decrease in interest expense on our $714.9 million in consolidated variable-rate debt would increase our future annual earnings and cash flows by approximately $3.6 million and would increase the fair value of our consolidated $1,973.3 million principal amount of fixed-rate debt by approximately $50.0 million and the fair value of our forward-starting interest rate swap agreement would decrease by $7.3 million.

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

The table below lists our principal derivative instruments and their fair values as of June 30, 2006 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Forward starting interest rate swap	$261,900	4.90%	10/10/2006	10/10/2013	$11,495
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	-
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	-
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	-
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	1,165
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(1,165)
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	275
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	86
Total					$11,856

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. We may make changes in its internal control processes from time to time in the future.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tax Litigation Matter

We are Petitioner in a tax litigation matter, which was filed in the United States Tax Court on September 18, 2000, and which relates to depreciation of the cost of certain development rights that two of our Predecessor entities paid to the Community Redevelopment Agency of the City of Los Angeles in connection with the development of US Bank Tower and Gas Company Tower. The IRS has asserted that these costs should be treated as non-depreciable costs associated with the land. The United States Tax Court has issued a “memorandum findings of fact and opinion.” The Court held that in each case the payment made to the Community Redevelopment Agency represented both a payment for a “variation” to build each building and a payment comparable to “zoning” change. The amount allocated to the “variation” is depreciated as a cost of developing each project. The amount allocated to the zoning change is a cost allocable to the land and is not subject to depreciation. Based on the result, we will have less annual tax depreciation by an amount that is not material to our financial condition or results of operations. A decision in the case was entered on January 4, 2006. The parties to the case had 90 days from the date of entry (January 4, 2006) in which to file an appeal to the Court of Appeals. The decision was made not to file an appeal based on the immaterial impact this will have on depreciation expense of our company going forward.

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

At our company’s annual meeting of its stockholders on June 6, 2006, stockholders elected Robert F. Maguire III (37,367,825 votes for and 848,877 votes withheld), Caroline S. McBride (38,175,041 votes for and 41,661 votes withheld), Andrea L. Van de Kamp (38,173,945 votes for and 42,757 votes withheld), Lawrence S. Kaplan (38,175,445 votes for and 41,257 votes withheld), Walter L. Weisman (38,172,086 votes for and 44,616 votes withheld) and Lewis N. Wolff (38,183,886 votes for and 32,816 votes withheld) as directors of our company for terms expiring in 2007. Stockholders also ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2006 (38,125,125 votes for, 82,291 against and 9,286 abstained).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Employment Agreement dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Martin Griffiths for the position of Executive Vice-President, Operations.

10.2	Employment Agreement dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Paul S. Rutter for the position of Executive Vice-President, Major Transactions.

10.3
Amended and Restated Employment Terms dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Mark T. Lammas for the position of Executive Vice-President, Development.

10.4	Performance Award Agreement dated August 1, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Robert F. Maguire III.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 9, 2006

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

By:	/s/ Dallas E. Lucas
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

Dated: August 9, 2006	By:	/s/ Robert F. Maguire III
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

Dated: August 9, 2006	By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Maguire Properties, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 9, 2006	/s/ Robert F. Maguire III
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

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Maguire Properties, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 9, 2006	/s/ Dallas E. Lucas
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

#     #    #