Form 10-Q
period 2006-09-30
MAGUIRE PROPERTIES INC
filed 2006-11-09
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

Commission file number 1-31717

MAGUIRE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
1733 Ocean Avenue, Suite 400 Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code  (310) 857-1100

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2006
Common Stock, $.01 par value per share	46,985,156

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Investments in real estate:
Land	$381,060	$411,734
Acquired ground lease	-	30,425
Buildings and improvements	2,423,825	2,990,657
Land held for development and construction in progress	296,250	194,042
Tenant improvements	211,598	254,804
Furniture, fixtures and equipment	16,455	16,231
	3,329,188	3,897,893
Less: accumulated depreciation and amortization	(338,518)	(309,270)
	2,990,670	3,588,623

Cash and cash equivalents	92,641	45,034
Restricted cash	154,189	69,020
Rents and other receivables	15,878	16,821
Deferred rents	36,971	38,304
Due from affiliates	9,372	872
Deferred leasing costs and value of in-place leases, net	155,359	219,100
Deferred loan costs, net	25,881	22,787
Acquired above market leases, net	24,504	40,928
Other assets	18,632	27,702
Investment in unconsolidated joint venture	26,190	-
Total assets	$3,550,287	$4,069,191

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$2,775,631	$3,205,234
Other secured loans	15,000	148,000
Accounts payable and other liabilities	161,384	107,515
Dividends and distributions payable	24,934	24,701
Capital leases payable	6,503	7,450
Acquired below market leases, net	76,218	99,584
Total liabilities	3,059,670	3,592,484

Minority interests	33,991	40,070
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
46,985,156 and 45,814,651 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	470	458
Additional paid-in capital	677,619	664,428
Accumulated deficit and dividends	(229,399)	(233,481)
Accumulated other comprehensive income, net	7,836	5,132
Total stockholders' equity	456,626	436,637
Total liabilities, minority interests and stockholders' equity	$3,550,287	$4,069,191

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2006	September 30, 2005

Revenues:
Rental	$66,321	$80,396
Tenant reimbursements	21,734	28,569
Hotel operations	6,551	5,832
Parking	9,345	12,003
Management, leasing and development
services to affiliates	2,901	1,147
Interest and other	6,653	862
Total revenues	113,505	128,809

Expenses:
Rental property operating and maintenance	23,687	28,069
Hotel operating and maintenance	4,243	3,827
Real estate taxes	8,018	10,702
Parking	3,164	2,971
General and administrative and other	8,559	4,356
Ground lease	136	666
Depreciation and amortization	34,252	49,123
Interest	34,560	43,982
Loss from early extinguishment of debt	3,829	-
Total expenses	120,448	143,696

Loss before equity in loss of unconsolidated joint venture
and minority interests	(6,943)	(14,887)
Equity in loss of unconsolidated joint venture	(149)	-
Minority interests	1,615	3,520
Net loss	(5,477)	(11,367)

Preferred stock dividends	(4,766)	(4,766)
Loss available to common shareholders	$(10,243)	$(16,133)

Basic loss per share available to common shareholders	$(0.22)	$(0.37)
Diluted loss per share available to common shareholders	$(0.22)	$(0.37)

Weighted-average common shares outstanding:
Basic	46,565,959	43,901,117

Diluted	46,565,959	43,901,117

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Revenues:
Rental	$201,688	$218,356
Tenant reimbursements	64,612	78,903
Hotel operations	20,115	17,510
Parking	29,844	33,060
Management, leasing and development
services to affiliates	6,017	2,409
Interest and other	9,977	2,715
Total revenues	332,253	352,953

Expenses:
Rental property operating and maintenance	66,658	73,317
Hotel operating and maintenance	12,690	11,492
Real estate taxes	26,202	30,022
Parking	9,113	8,758
General and administrative and other	23,261	15,307
Ground lease	421	1,998
Depreciation and amortization	104,030	120,803
Interest	101,950	112,726
Loss from early extinguishment of debt	8,579	1,650
Total expenses	352,904	376,073

Loss from continuing operations before equity in
loss of unconsolidated joint venture, gain on sale of real estate and minority interests	(20,651)	(23,120)
Equity in loss of unconsolidated joint venture	(2,959)	-
Gain on sale of real estate	108,469	-
Minority interests	(10,529)	6,931
Income (loss) from continuing operations	74,330	(16,189)

Loss from discontinued operations before minority interests	-	(375)
Minority interests attributable to discontinued operations	-	71
Loss from discontinued operations	-	(304)

Net income (loss)	74,330	(16,493)

Preferred stock dividends	(14,298)	(14,298)
Income (loss) available to common shareholders	$60,032	$(30,791)

Basic income (loss) per share available to common shareholders	$1.30	$(0.71)
Diluted income (loss) per share available to common shareholders	$1.28	$(0.71)

Weighted-average common shares outstanding:
Basic	46,151,631	43,327,471

Diluted	46,986,534	43,327,471

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Net income (loss)	$74,330	$(16,493)

Other comprehensive income (loss):
Increase in fair value of interest rate instruments	8,834	(2,036)
Amortization of unrealized gains on sale or assignment of interest rate swap agreements	(5,803)	(2,859)
Minority interests	(502)	923
Comprehensive net income (loss)	$76,859	$(20,465)

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Net income (loss):	$74,330	$(16,493)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities (including
discontinued operations):
Minority interests	10,529	(7,002)
Equity in loss of unconsolidated joint venture	2,959	-
Operating distributions received from unconsolidated joint venture	4,282	-
Gain on sale of real estate	(108,469)	-
Depreciation and amortization	104,030	120,803
Revenue recognized related to below market
leases, net of acquired above market leases	(6,779)	(5,383)
Compensation expense for equity-based awards	5,558	2,577
Loss on early extinguishment of debt	5,554	2,322
Amortization of deferred loan costs	3,817	3,982
Amortization of deferred gain from sale of interest rate swaps	(5,698)	(2,859)
Changes in assets and liabilities:
Rents and other receivables	(1,585)	(3,469)
Deferred rents	(7,039)	(10,300)
Due from affiliates	975	1,437
Deferred leasing costs	(12,317)	(14,372)
Other assets	15,698	(4,185)
Accounts payable and other liabilities	(9,509)	23,224
Net cash provided by operating activities	76,336	90,282

Cash flows from investing activities:
Expenditures for improvements to real estate	(113,886)	(35,225)
Acquisitions of real estate	(194,807)	(1,547,879)
Proceeds received from sales of real estate	-	78,229
Deposit received for sale of land	-	1,000
Proceeds from sale of real estate to unconsolidated joint venture, net	343,488	-
Increase in restricted cash	(98,258)	(53,898)
Net cash used in investing activities	(63,463)	(1,557,773)

Cash flows from financing activities:
Payment of loan costs	(13,961)	(14,688)
Proceeds from mortgage loans	737,950	1,246,080
Proceeds from term loan	56,476	450,000
Proceeds from other secured loans	-	10,000
Borrowings on revolving credit facility	-	81,000
Principal payments on mortgage loans	(310,864)	(47,000)
Principal payments on term loan	(248,000)	(35,000)
Principal payments on other secured loans	(50,000)	(101,000)
Repayments on revolving credit facility	(83,000)	(70,000)
Payment of refinancing deposits	(3,266)	(9,234)
Other financing activities	(974)	3,767
Proceeds received from sale leaseback of real estate	25,319	-
Principal payments on capital leases	(1,509)	(1,235)
Proceeds received from stock options exercise	5,614	-
Payment of dividends to preferred stockholders	(14,298)	(14,298)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(64,753)	(64,549)
Net cash provided by financing activities	34,734	1,433,843
Net increase (decrease) in cash and cash equivalents	47,607	(33,648)
Cash and cash equivalents at beginning of period	45,034	64,495
Cash and cash equivalents at end of period	$92,641	$30,847

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$103,843	$110,365

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$29,013	$16,701
Accrual for dividends and distributions declared	24,934	24,699
Assumption of mortgage and other secured loans	-	155,000
Buyer assumption of mortgage loans secured by properties sold	661,250	103,600
Increase (decrease) in fair value of interest rate swaps and caps	8,834	(2,036)
Other secured loans converted to mortgage loans	-	44,000
Mortgage loans converted to other secured loans	-	10,000
Operating partnership units converted to common stock	14,106	4,394

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”), Maguire Properties Services, Inc. (“MP Services”) (collectively known as the “Services Companies”) and their subsidiaries, and our investment in an unconsolidated joint venture, we own, manage, lease, acquire and develop real estate located in the greater area of Los Angeles, California; Orange County, California; San Diego, California; and Denver, Colorado consisting primarily of office properties, land, related parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust or “REIT” for federal income tax purposes.

Through our Operating Partnership, we own whole or partial interests in 24 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (our “Total Office Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated joint venture formed in conjunction with Macquarie Office Trust (“MOF”) (see Note 10), our share of the Total Office Portfolio is approximately 12.7 million square feet and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Office Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Office Portfolio			Effective Office Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces

Wholly-Owned Properties	18	53	11,976,162	7,452,708	23,546	11,976,162	7,452,708	23,546
Unconsolidated Joint Venture	6	20	3,850,946	2,401,693	8,247	770,189	480,339	1,649
Total	24	73	15,827,108	9,854,401	31,793	12,746,351	7,933,047	25,195

Weighted Average Leased			89.9%			88.9%

We provide management, leasing and development services to the Joint Venture, for which we earn customary fees. We also manage certain properties owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, for which we earn customary fees. As of September 30, 2006, we held 86.4% of the limited partnership units of our Operating Partnership (“Units”).

As of September 30, 2006, the majority of our existing portfolio is located in nine Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own Wells Fargo Center - Denver, Colorado (a Joint Venture property). Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower - Los Angeles, 777 Tower and One California Plaza (a Joint Venture property) — and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central, 701 North Brand and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II (“Cerritos”) (Joint Venture properties), collectively

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus (a Joint Venture property) located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center (a Joint Venture property) in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center and Pacific Center.

We also own land parcels adjacent to our Glendale properties, 777 Tower, 17885 Von Karman Avenue at Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 6.3 million net rentable square feet of office developments and structured parking. In addition, we own undeveloped land at Park Place II that we believe can support approximately 6.4 million net rentable square feet of office, retail, structured parking and residential uses.

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred from land held for development and construction in progress to land and buildings and improvements on the consolidated balance sheets as the historical cost of the property. As of September 30, 2006, we have incurred $126.6 million of pre-development costs. Interest capitalized for the three months ended September 30, 2006 and September 30, 2005 was $4.1 million and $1.1 million, respectively. Interest capitalized for the nine months ended September 30, 2006 and September 30, 2005 was $10.6 million and $2.2 million, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Gain or Losses on Disposition of Real Estate

Gains or losses on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold.

When a property is contributed to a joint venture in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the joint venture acquiring the property.

Investment in Unconsolidated Joint Venture

Our investment in the Joint Venture is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, the Joint Venture. We evaluated our investment in the unconsolidated Joint Venture and have concluded that the Joint Venture is not a variable interest entity under FIN 46(R). The partner in the Joint Venture has substantive participating rights including approval of and participation in setting operating budgets and strategic plans, capital spending, sale or financing transactions. Accordingly, we have concluded that the equity method of accounting is appropriate for our investment in the unconsolidated Joint Venture. Our investment in the Joint Venture is recorded initially at cost, as investment in the unconsolidated Joint Venture, and is subsequently adjusted for our proportionate share of net earnings or losses, cash contributions and distributions received and other adjustments, as appropriate. Any difference between the carrying amount of the investment on our consolidated condensed balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings or loss of unconsolidated joint venture over 40 years. We record distributions of operating profit from the investment in unconsolidated joint venture as operating cash flow and distributions related to a capital transaction, such as a refinancing transaction or sale, as an investing activity.

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

Stock Compensation

On April 1, 2005, we adopted FASB Statement of Financial Accounting Standards 123 (Revised) “Share-Based Payment” (“SFAS 123(R)”), using a modified prospective application, as permitted under SFAS 123(R). Prior to adopting SFAS 123(R), we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) to account for our stock-based awards.

Beginning in the second quarter of 2005, with the adoption of SFAS 123(R), we recorded stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the three months and nine months ended September 30, 2006 and September 30, 2005 was $2.4 million, $5.6 million, $1.0 million and $2.6 million, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair market value of each stock option granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model with the following weighted average assumptions for grants in 2006 and 2005.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of this Interpretation on our future consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This staff bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicated that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If we determine that an adjustment to our prior year financial statements is required upon the adoption of SAB 108 and do not elect to restate previous financial statements, then we must recognize the cumulative effect of applying SAB 108 in the fiscal 2007 beginning balances for the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. We do not expect that the impact of this guidance will have a material effect on our financial position or results of operations.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Recognition

We recognize revenue on our leases based on a number of factors. In most cases, revenue recognition begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. If we are the owner of the tenant improvements for accounting purposes, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we are not the owner of the tenant improvements for accounting purposes (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, revenue recognition begins when the lessee takes possession of the unimproved space. The determination of the owner of the tenant improvements for accounting purposes determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors in determining the owner of the tenant improvements for accounting purposes. These factors include:

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

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Parking income is recognized in the period the revenue is earned. Lease termination fees, which are included in other income in the accompanying consolidated condensed statements of operations, are recognized when the related leases are canceled, the leased space has been vacated and we have no continuing obligation to provide services to such former tenants.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

We must make subjective estimates related to when our revenue is earned and the collectibility of our accounts receivable affecting minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Related Party Transactions

We have receivables for management fees, development fees, leasing commissions and other operating expense reimbursements from entities controlled by Mr. Maguire in the amount of $1.8 million and $0.9 million as of September 30, 2006 and December 31, 2005, respectively. These receivables are included in Due from affiliates in the consolidated condensed balance sheets and were current as of September 30, 2006.

As of September 30, 2006, net receivables due from the Joint Venture were $7.6 million which primarily represents our net working capital for the period prior to the January 5, 2006 closing of the Joint Venture transaction, which remained with the contributed properties to satisfy our pre-closing obligation in accordance with the contribution agreements. This balance also includes reimbursements for routine management expenses under our property management agreement with the Joint Venture.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. (Loss) Earnings per Share

(Loss) earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

(Loss) income from continuing operations	$(5,477)	$(11,367)	$74,330	$(16,189)
Preferred dividends	(4,766)	(4,766)	(14,298)	(14,298)
(Loss) income from continuing operations available to common shareholders	(10,243)	(16,133)	60,032	(30,487)
Loss from discontinued operations	-	-	-	(304)
Net (loss) income available to common shareholders	$(10,243)	$(16,133)	$60,032	$(30,791)

Weighted average common shares outstanding - basic	46,565,959	43,901,117	46,151,631	43,327,471

Potentially dilutive securities (1) (2)
Contingently issuable shares	-	-	671,435	-
Stock options	-	-	119,941	-
Restricted stock	-	-	43,527	-
Weighted average common shares outstanding - diluted	46,565,959	43,901,117	46,986,534	43,327,471

(Loss) earnings per share - basic:
(Loss) income per share from continuing operations available to common shareholders	$(0.22)	$(0.37)	$1.30	$(0.70)
Loss per share from discontinued operations	-	-	-	(0.01)
Net (loss) income per share available to common shareholders	$(0.22)	$(0.37)	$1.30	$(0.71)

(Loss) earnings per share - diluted:
(Loss) income per share from continuing operations available to common shareholders	$(0.22)	$(0.37)	$1.28	$(0.70)
Loss per share from discontinued operations	-	-	-	(0.01)
Net (loss) income per share available to common shareholders	$(0.22)	$(0.37)	$1.28	$(0.71)
___________
(1)
For the three months ended September 30, 2006, the effect of 871,379 contingently issuable shares related to the Executive Equity Plan, the effect of the assumed exercise of 307,100 potentially dilutive outstanding stock options and the effect of 412,561 potentially dilutive unvested shares of restrictive stock, in each case, that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

(2)
For the three and nine months ended September 30, 2005, the effect of the assumed exercise of 570,000 potentially dilutive outstanding stock options and the effect of 272,048 potentially dilutive unvested shares of restrictive stock, in each case, that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by us, which, at September 30, 2006 and December 31, 2005 amounted to 13.6% and 14.9%, respectively. In conjunction with the formation of our company, Mr. Maguire, entities controlled by him and certain other persons and entities contributing ownership interests in the certain businesses of the Maguire Properties predecessor (the “Predecessor”) to our Operating Partnership received Units. Limited partners who

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

acquired Units in the formation transactions have the right to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the nine months ended September 30, 2006, our Operating Partnership redeemed a total of 587,863 Units upon instruction from limited partners for an equivalent number of shares. Neither we nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners. These conversions reduced minority interest and increased common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

5. Debt

A summary of our outstanding consolidated indebtedness as of September 30, 2006 and December 31, 2005 is as follows:

	Maturity			Principal Outstanding
	Date	Interest Rate		September 30, 2006	December 31, 2005

Term Loan (1)	03/15/10	LIBOR + 1.75%		$167,000	$415,000
US Bank Tower Mortgage	07/01/13	4.66%		260,000	260,000
Gas Company Tower and
World Trade Center Garage:
Mortgage (2)	07/06/07	LIBOR + 0.824%		-	230,000
Senior Mezzanine (2)	07/07/08	LIBOR + 3.750%		-	30,000
Junior Mezzanine (2)	07/06/07	LIBOR + 6.625%		-	20,000
Gas Company Tower and
World Trade Center Garage Mortgage (2)	08/11/16	5.10%		458,000	-
Wells Fargo Tower (CA) Mortgage	07/01/10	4.68%		249,136	250,000
KPMG Tower Mortgage	11/01/11	5.14%		210,000	210,000
Park Place I Mortgage	11/01/14	5.64%		170,000	170,000
One California Plaza Mortgage (3)	12/01/10	4.73%		-	146,250
Washington Mutual Mortgage (3)	12/11/11	5.07%		-	106,000
Lantana Mortgage	01/06/10	4.94%		98,000	98,000
Glendale Center Mortgage (4)	11/01/13	5.73%		-	80,000
Glendale Center Mortgage (4)	07/11/16	5.82%		125,000	-
Wells Fargo Center (CO) Mortgage (3)	04/06/15	5.26%		-	276,000
Pacific Arts Plaza Mortgage	04/01/12	5.15%		270,000	270,000
777 Tower Mortgage (5), (6)	09/10/09	4.81%		114,602	114,504
777 Tower Mortgage (5)	09/10/09	LIBOR + 0.90%		40,000	40,000
San Diego Tech Center Mortgage (3)	04/11/15	5.70%		-	133,000
Pacific Center Mortgage (7)	05/06/16	5.76%		117,187	-
Regents Square I & II Mortgage	04/01/12	5.13%		103,600	103,600
Park Place II Mortgage	03/12/12	5.39%		100,000	100,000
801 North Brand Mortgage	04/06/15	5.73%		75,540	75,540
Wateridge Plaza Mortgage	04/09/07	LIBOR + 1.75%	(8)	47,880	47,880
Wateridge Plaza Mezzanine	04/09/07	LIBOR + 1.75%	(8)	15,000	15,000
Mission City Corporate Center Mortgage	04/01/12	5.09%		52,000	52,000
701 North Brand Mortgage	10/01/16	5.87%		33,750	-
700 North Central Mortgage	04/06/15	5.73%		27,460	27,460
Revolving Credit Facility	03/15/09	LIBOR + 1.75%	(9)	-	83,000
Park Place Construction Loan	09/30/08	LIBOR + 2.25%	(10)	56,476	-
Total Consolidated Debt				$2,790,631	$3,353,234
___________
(1)	We repaid the balance of this loan in October 2006 with refinancing proceeds described in Note 5.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)	On August 7, 2006, we refinanced Gas Company Tower and World Trade Center Garage and repaid the mortgage and mezzanine loans previously secured by these properties.

(3)	These properties were acquired by the Joint Venture, in which we retained a 20% interest.

(4)	On June 27, 2006, we refinanced Glendale Center and repaid the mortgage loan previously secured by the property.

(5)	On October 10, 2006, we completed a new $273.0 million interest-only seven-year mortgage loan. The new mortgage loan has a fixed rate of 5.844% with a maturity date of November 1, 2013.

(6)	Net of loan discount of $0.4 million as of September 30, 2006.

(7)	Net of loan discount of $4.0 million as of September 30, 2006.

(8)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(9)	The credit facility currently bears interest of LIBOR + 1.75%. The spread may fluctuate between 1.50% and 2.00%, depending on our consolidated leverage ratio.

(10)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits 75% of the outstanding balance to an interest rate of 5.50% during the term of this loan, excluding extension periods.

On August 7, 2006, we completed a $458.0 million mortgage refinancing with Nomura Credit & Capital, Inc. for the Gas Company Tower and World Trade Center Garage properties. The new mortgage is a ten-year, interest-only, fixed rate loan that bears interest at 5.102% and matures on August 11, 2016. The proceeds were used to pay off the existing mortgage of $280.0 million and pay down the Term Loan in the amount of $165.0 million. In connection with the payoff of the existing mortgage, we recognized a $2.0 million loss from early extinguishment of debt due to a write-off of unamortized loan costs and a $3.2 million gain (included in other income) related to the early amortization of the Gas Company Tower swap sold in July 2004. In addition, we recognized $1.8 million in loss from early extinguishment of debt due to a write-off of unamortized loan costs related to the Term Loan.

On September 29, 2006, we completed a $240.0 million construction loan financing among Eurohypo AG, New York Branch, as Administrative Agent, and certain lenders signatory thereto for the purpose of funding costs pertaining to the construction of a 530,000 square foot office building and two parking garages with a parking capacity of approximately 6,200 vehicles at the Park Place campus at 3161 Michelson Drive, Irvine, California. The construction loan will bear interest at a rate of LIBOR + 2.25%, and will mature on September 30, 2008, with three one-year extension options. Please see Note 8 regarding our purchase of an interest rate cap agreement related to this loan.

As of September 30, 2006 and December 31, 2005, one-month LIBOR was 5.32% and 4.39%, respectively. The weighted average interest rate of our debt was 5.36% as of both September 30, 2006 and December 31, 2005.

As of September 30, 2006, of our total secured debt of $2,790.6 million, $223.5 million may be prepaid with no penalty, $1,969.7 million may be defeased after various lockout periods (as defined in the underlying loan agreements) and $597.4 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements).

  The revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the Term Loan and revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa, 207 Goode and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property owning

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

subsidiaries of our Operating Partnership. As of September 30, 2006, there were no outstanding borrowings on our revolving credit facility.

Certain mortgages and other secured loans are guaranteed by the Operating Partnership and/or one of its wholly owned subsidiaries.

The terms of our secured revolving credit facility and Term Loan include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we may not make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, during any four consecutive fiscal quarters, subject to certain other adjustments. At September 30, 2006, we were in compliance with all such covenants.

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Mr. Maguire and certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor have guaranteed a portion of our debt. As of September 30, 2006, $591.8 million of our debt is subject to such guarantees.

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

The following table summarizes the income and expense components that comprise income from discontinued operations for the nine months ended September 30, 2005 (in thousands):

Nine Months Ended September 30, 2005

Revenue:
Rental	$3,952
Tenant reimbursements	571
Parking	116
Other	17
Total revenues	4,656

Expenses:
Rental property operating and maintenance	1,315
Real estate taxes	486
Parking	109
Depreciation and amortization	-
Interest	2,449
Loss on extinguishment of debt	672
Total expenses	5,031

Loss from discontinued operations before minority interests	(375)
Minority interests attributable to discontinued operations	71
Loss from discontinued operations	$(304)

Interest expense allocated to discontinued operations relates to interest on mortgage loans secured by One Renaissance Square and Austin Research Park I and II. No interest expense associated with our Term Loan or revolving line of credit was allocated to discontinued operations.

7. Incentive Award Plan

We have established the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of stock options, restricted stock, performance awards, deferred stock, stock payments, dividend equivalents, stock appreciation rights and other incentive awards to our employees, officers, directors and consultants and those of the Operating Partnership and MP Services (and their respective subsidiaries). We have reserved a total of 4,816,861 shares of our common

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan.

Effective April 1, 2005, our board of directors adopted an equity-based compensation program for senior management. The program, which measures our performance over a 36-to-60-month period (unless awards under the program vest earlier in connection with a change in control of the company) commencing April 1, 2005, provides for awards to be earned if we attain certain performance measures based on annualized total shareholder returns on an absolute and relative basis.

The awards are to be paid in common stock, or at our option, in cash. We intend to settle these awards in common stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010 or earlier in the event of a change in control of the company. We are accounting for the awards as equity classified awards under SFAS 123(R). The aggregate fair value of the awards at the dates of grant was $10.1 million, which is being recorded as compensation expense, on a straight-line basis, over the derived requisite service period of five years.

On July 1, 2006 we granted 1,964 shares of restricted common stock at $35.61 (the price of one share of our common stock on the New York Stock Exchange as of July 3, 2006) to employees (excluding certain members of senior management) representing a grant under our Incentive Award Plan.

A summary of our restricted stock as of September 30, 2006 is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock at January 1, 2006	267,316	$20.97
Granted	442,169	34.46
Vested	(133,859)	28.89
Forfeited	(163,065)	19.38
Unvested restricted stock at September 30, 2006	412,561	$33.48

A summary of our stock options as of September 30, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at January 1, 2006	577,500	$19.61
Granted	25,000	34.51
Exercised	(295,400)	19.00
Forfeited	-	-
Options outstanding as of September 30, 2006	307,100	$21.41

Options exercisable as of September 30, 2006	254,600	$19.48

The weighted-average remaining contractual term for the 254,600 exercisable stock options was 6.9 years with a total intrinsic value of $4.0 million as of September 30, 2006. The weighted-average

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

remaining contractual term for the 307,100 outstanding stock options was 6.4 years with a total intrinsic value of $4.2 million as of September 30, 2006 and the total compensation cost not yet recognized is approximately $233,000, which will be recognized through June 2009.

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

The vested Performance Award will be paid in shares of our common stock (subject to the limits in the Incentive Plan) or, in the discretion of the plan administrator, in cash, at the end of the performance period. We intend to settle this award in common stock. In no event will the number of shares of common stock paid pursuant to the Performance Award exceed 1,400,000 shares, and the dollar value of the Performance Award will not exceed the product of (i) 1,400,000 shares of our common stock (subject to adjustment as provided by the Incentive Plan) and (ii) the fair market value of our common stock on the date the Performance Award becomes vested. The aggregate fair value of the Performance Award at the date of grant was estimated to be approximately $11.0 million. The Performance Award has been accounted for in accordance with SFAS 123(R).

8. Derivative Instruments

On March 5, 2005, we entered into a forward-starting interest rate swap agreement to hedge an anticipated seven-year, interest-only mortgage loan starting in October 2006 in connection with the $273.0 million financing of 777 Tower that effectively fixed the rate at 5.84%. The notional amount of the swap was $261.9 million, effective in October 2006 with a strike rate of the forward-starting seven-year swap rate of 4.90%. The swap was assigned in September 2006 to the lender at a value of $4.6 million in exchange for a stated interest rate of 5.84% in the October 2006 refinancing of 777 Tower.

On September 29, 2006, we entered into an interest rate cap agreement ($42.2 million notional amount accreting to $180.0 million) to limit the interest rate on 75% of the outstanding balance of the Park Place construction loan to 5.50% during the term of the loan, excluding extension periods. The effective date of the interest rate cap is October 1, 2006.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Included in accumulated other comprehensive income as of September 30, 2006 was the fair value of the interest rate cap not expensed, which was approximately $0.1 million, net of minority interest of $10,000, and $9.0 million of deferred gain on the swaps assigned in April 2006 and September 2006, net of minority interests of $1.3 million. The deferred gain on assignment of swaps will be recognized as a reduction of interest expense over the original lives of the swaps as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

9. Property Acquisitions

On September 22, 2006, we purchased the building located at 701 North Brand and a 50% interest in an adjacent 1,608 car garage (we acquired the initial 50% interest in the garage as part of the CommonWealth portfolio acquisition) in Glendale for $45 million. The purchase was funded with a $33.75 million ten-year, interest-only loan from California Credit Union that bears interest at a fixed rate of 5.871%.

10. Investment in Unconsolidated Joint Venture

We own a 20% interest in the Joint Venture and are responsible for day-to-day operations of the properties. We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to out performance distributions based on the results of the Joint Venture.

As of September 30, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	990,076
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
San Diego Tech Center	San Diego, CA	644,529
Wells Fargo Center	Denver, CO	1,202,385
Stadium Gateway	Anaheim, CA	272,826
Total		3,850,946

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the Joint Venture condensed balance sheet as of September 30, 2006:

September 30, 2006
(unaudited)

Assets
Investments in real estate	$1,086,642
Less: accumulated depreciation and amortization	(35,302)
1,051,340
Cash and cash equivalents including restricted cash	15,909
Rents, deferred rents and other receivables	10,037
Deferred charges, net	68,559
Other assets	16,607
Total assets	$1,162,452

Liabilities and members' equity
Loans payable	$810,183
Accounts payable, accrued interest payable and other liabilities	26,481
Acquired below market leases, net	15,677
Total liabilities	852,341

Member equity	310,111
Total members' equity	310,111
Total liabilities and members' equity	$1,162,452

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the Joint Venture condensed statement of operations for the three and nine months ended September 30, 2006 (unaudited):

	Three Months	Period from
	Ended	January 5, 2006 to
	September 30, 2006	September 30, 2006

Revenue:
Rental	$19,683	$57,003
Tenant reimbursements	7,555	20,925
Parking	2,008	5,668
Interest and other	2,337	5,916
Total revenue	31,583	89,512

Expenses:
Rental property operating and maintenance	6,281	17,287
Real estate taxes	3,160	9,482
Parking expenses	387	1,144
Depreciation and amortization	10,477	39,727
Interest	11,095	32,311
Other	1,325	3,051
Total expenses	32,725	103,002

Net loss	$(1,142)	$(13,490)

Company share	(228)	(2,698)
Intercompany eliminations	79	(261)
Equity in net loss of unconsolidated joint venture	$(149)	$(2,959)

11. Subsequent Events

On October 10, 2006, we completed a $273.0 million refinancing with Bank of America, N.A. for the property located at 777 South Figueroa Street, Los Angeles, California. The mortgage loan is an interest-only, seven-year mortgage, which bears interest at a fixed rate of 5.844% and matures on November 1, 2013. On October 13, 2006, $104.0 million of the proceeds from this refinancing and $63.0 million of available cash on hand were used to repay the remaining $167.0 million outstanding on our Term Loan. Accordingly, we will record $1.0 million in loss from early extinguishment of debt during the fourth quarter related to a $0.6 million prepayment penalty and a $0.4 million write-off of unamortized loan costs related to the 777 Tower refinancing. In addition, we will record a $2.0 million loss on early extinguishment of debt during the fourth quarter due to a write-off of unamortized loan costs related to the payoff of the Term Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

Through Maguire Properties, L.P. (the “Operating Partnership”), we own whole or partial interests in 24 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (“Total Office Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated Joint Venture we own in conjunction with Macquarie Office Trust (“MOF”), our share of the Total Office Portfolio is approximately 12.7 million square feet and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Office Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Office Portfolio			Effective Office Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces

Wholly-Owned Properties	18	53	11,976,162	7,452,708	23,546	11,976,162	7,452,708	23,546
Unconsolidated Joint Venture	6	20	3,850,946	2,401,693	8,247	770,189	480,339	1,649
Total	24	73	15,827,108	9,854,401	31,793	12,746,351	7,933,047	25,195

Weighted Average Leased			89.9%			88.9%

Our Total Office Portfolio includes 24 properties located in nine submarkets in Los Angeles County, Orange County and San Diego County and Wells Fargo Center - Denver. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of September 30, 2006, investment grade rated tenants generated 43.6% of the annualized rent of our Effective Office Portfolio, and nationally recognized professional service firms generated an additional 27.6% of the annualized rent of our Effective Office Portfolio. The weighted-average remaining lease term of our Effective Office Portfolio tenants was approximately 5.4 years as of September 30, 2006.

We also own land parcels adjacent to our Glendale properties, 777 Tower, 17885 Von Karman Avenue at Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 6.3 million net rentable square feet of office developments and structured parking. In addition, we own undeveloped land at Park Place II that we believe can support approximately 6.4 million net rentable square feet of office, retail, structured parking and residential uses.

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

As of September 30, 2006 the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	990,076
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
San Diego Tech Center	San Diego, CA	644,529
Wells Fargo Center	Denver, CO	1,202,385
Stadium Gateway	Anaheim, CA	272,826
Total		3,850,946

We own a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties. We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to out performance distributions based on the results of the Joint Venture.

As of September 30, 2006, our Effective Office Portfolio was 88.9% leased to 617 tenants. Approximately 2.0% of our leased square footage expires during the remainder of 2006 and approximately 6.1% of our leased square footage expires during 2007. Our leasing strategy for the remainder of 2006 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates, including KPMG Tower (65.4% leased at September 30, 2006), Glendale Center (80.9% leased at September 30, 2006), 801 North Brand (84.0% leased at September 30, 2006), US Bank Tower (84.7% leased at September 30, 2006) and One California Plaza, a Joint Venture property, (87.0% leased at September 30, 2006).

Our corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants.

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas. We are optimistic that market conditions will continue to improve into 2007, as evidenced by reduced vacancy rates over the past several years. However, this is contingent upon continued strong job growth in our markets.

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

We believe that a portion of our company’s future growth over the next several years will come from projects currently in the development process. In 2005, we began construction at Park Place II at 3161 Michelson for an office building and two parking garages with completion targeted for the second quarter of 2007 for the parking garages and third quarter 2007 for the office building. Tenant demand has been strong in this submarket and the project is approximately 52% pre-leased as of September 30, 2006. Our focus will be to lease up the project throughout the remainder of construction.

We also currently own additional undeveloped land that we believe can support 10.9 million square feet of development primarily located in strong submarkets including Santa Monica, the Tri-Cities, Orange County and San Diego County. We are targeting to begin construction on approximately 1.0 million square feet of space in these submarkets during 2006 and 2007. We have commenced development or pre-development activities at San Diego Tech Center, Lantana Media Campus, Washington Mutual Irvine Campus, Mission City Corporate Center, Glendale North, Wateridge Plaza, Pacific Arts Plaza and 755 Figueroa. We currently do not have any lease commitments for any of these projects. However, as economic growth has been healthy in these markets, we anticipate the prospects of leasing the projects are also strong.

We expect the funding for these developments to be provided principally from construction loans and to a lesser extent from the remaining proceeds from the sale of five properties to the Joint Venture, which we have not yet reinvested through acquisition.

We have a proactive planning process by which we continually evaluate the size, timing and scope of our development programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. However, we may be unable to lease committed development projects at expected rentals rates or within projected time frames or complete projects on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flows.

We believe that new real estate investments will have a significant impact on our future results of operations, including the 2006 acquisitions of Pacific Center located in San Diego, California and 701 North Brand located in Glendale, California. During the remainder of 2006, we will continue to endeavor to lease up our newly acquired properties with creditworthy tenants at rental rates at or above current market rates. In addition, we will continue to take advantage of greater economies of scale achieved and implement more efficient operations throughout all of the properties in our portfolio.

Related Party Transactions

We have receivables for management fees, development fees, leasing commissions and other operating expense reimbursements from entities controlled by Mr. Maguire in the amount of $1.8 million and $0.9 million as of September 30, 2006 and December 31, 2005, respectively. These receivables are included in Due from affiliates in the consolidated condensed balance sheets and were current as of September 30, 2006.

As of September 30, 2006, net receivables due from the Joint Venture were $7.6 million which primarily represents our net working capital for the period prior to the January 5, 2006 closing of the Joint Venture transaction, which remained with the contributed properties to satisfy our pre-closing obligation in accordance with the contribution agreements. This balance also includes reimbursements for routine management expenses under our property management agreement with the Joint Venture.

Critical Accounting Policies

Revenue Recognition

We recognize revenue on our leases based on a number of factors. In most cases, revenue recognition begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. If we are the owner of the tenant improvements for accounting purposes, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we are not the owner of the tenant improvements for accounting purposes (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, revenue recognition begins when the lessee takes possession of the unimproved space. The determination of the owner of the tenant improvements for accounting purposes determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors in determining the owner of the tenant improvements for accounting purposes. These factors include:

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

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Parking income is recognized in the period the revenue is earned. Lease termination fees, which are included in other income in the accompanying consolidated condensed statements of operations, are recognized when the related leases are canceled, the leased space has been vacated and we have no continuing obligation to provide services to such former tenants.

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

Current Submarket Information

LACBD, California. As expected, the LACBD recorded 295,800 square feet of net absorption for the quarter and is moving slower than other markets. Several large blocks of space remain available in the LACBD, including space in KPMG Tower, which was vacated in June 2006 by the Los Angeles Unified School District. Tenant activity, however, remains active for smaller requirements of less than 15,000 square feet, primarily due to the formation of new professional services firms. As of September 30, 2006, our LACBD portfolio was 86.0% leased, with approximately 1,013,600 square feet available for lease. Throughout the remainder of 2006, we will be focused on increasing occupancy, primarily at KPMG Tower, which is currently 65.4% leased due to the expiration of the LAUSD lease, One California Plaza (a Joint Venture property), which is currently 87.0% leased, and Gas Company Tower, which is currently 97.4% leased, but will see a decrease in November 2006 upon the expiration of a 152,166 square foot Jones Day lease.

Los Angeles County (excluding LACBD), California. In Los Angeles County, particularly the Tri-Cities (Pasadena, Glendale, Burbank) and the L.A. West submarkets, strong tenant demand continued throughout the quarter resulting in decreased vacancy rates and increased rental rates. Strong leasing demand is projected to continue throughout 2006, particularly in Glendale, which has the highest direct vacancy rate of the Tri-Cities and the L.A. West submarkets. On September 30, 2006, our Los Angeles County (excluding LACBD) portfolio was 91.6% leased, with approximately 149,600 square feet available for lease. Throughout the remainder of 2006, we will be focused on increasing occupancy, primarily re-leasing the 70,100 square foot Time Warner space at Glendale Center, which became available during the second quarter.

Orange County, California.  Orange County has continued to show signs of settling after experiencing steady growth earlier in the year. The market experienced 157,027 square feet of negative net absorption due to the expected shrinkage of mortgage companies resulting in a slight increase in vacancy levels to 7.1% countywide. Employment in Orange County continues to look optimistic with an unemployment rate of 3.3%, which is well below both the California and national averages. As of September 30, 2006 our Orange County portfolio was at 93.2% leased, with approximately 236,600 square feet available for lease. The overall outlook of the Orange County market remains optimistic with substantial growth opportunity as our average in-place rents are significantly lower than the current market.

San Diego County, California. San Diego County continues to show signs of strength and tenant demand is steady. In addition, the unemployment rate in the county remained well below both the California and national averages at 4.1%. As of September 30, 2006, our San Diego County portfolio was 94.6% leased, with approximately 100,000 square feet available for lease. Our primary leasing focus in this submarket during the remainder of 2006 will be to continue increasing occupancy at Regents Square and Pacific Center, which are currently 88.4% and 93.1% leased, respectively.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005.

Our results of operations for the three months ended September 30, 2006 compared to the same period in 2005 were significantly affected by our acquisitions and dispositions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of Gas Company Tower, World Trade Center Garage, Plaza Las Fuentes, the Westin® Pasadena Hotel, Lantana Media Campus, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Park Place I, Park Place II, Glendale Center, 777 Tower, 801 North Brand, 700 North Central, Pacific Arts Plaza, Regents Square, Wateridge Plaza and Mission City Corporate Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years.

References to the “Acquisition Properties” include the results of Pacific Center (acquired February 6, 2006) and 701 North Brand (acquired September 22, 2006). References to the “Joint Venture” include One California Plaza, Wells Fargo Center - Denver (a CommonWealth Partners (“CWP”) portfolio acquisition property), San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center, which we sold to the Joint Venture on January 5, 2006 in return for a 20% interest in the Joint Venture and cash.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties Portfolio				Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended		Increase/	%
	9/30/06	9/30/05	Decrease	Change	9/30/06	9/30/05	Decrease	Change

Revenues:
Rental	$63,203	$63,325	$(122)	-0.2%	$66,321	$80,396	$(14,075)	-17.5%
Tenant reimbursements	21,602	21,440	162	0.8%	21,734	28,569	(6,835)	-23.9%
Hotel operations	6,551	5,832	719	12.3%	6,551	5,832	719	12.3%
Parking	9,345	9,697	(352)	-3.6%	9,345	12,003	(2,658)	-22.1%
Management, leasing and development services
to affiliates	2,901	1,147	1,754	152.9%	2,901	1,147	1,754	152.9%
Interest and other	6,593	799	5,794	725.2%	6,653	862	5,791	671.8%
Total revenues	110,195	102,240	7,955	7.8%	113,505	128,809	(15,304)	-11.9%

Expenses:
Rental property operating
and maintenance	23,078	21,792	1,286	5.9%	23,687	28,069	(4,382)	-15.6%
Hotel operating and maintenance	4,243	3,827	416	10.9%	4,243	3,827	416	10.9%
Real estate taxes	7,584	8,491	(907)	-10.7%	8,018	10,702	(2,684)	-25.1%
Parking	3,169	2,595	574	22.1%	3,164	2,971	193	6.5%
General and administrative and other	8,559	4,356	4,203	96.5%	8,559	4,356	4,203	96.5%
Ground lease	136	137	(1)	-0.7%	136	666	(530)	-79.6%
Depreciation and amortization	32,567	36,319	(3,752)	-10.3%	34,252	49,123	(14,871)	-30.3%
Interest	32,703	34,791	(2,088)	-6.0%	34,560	43,982	(9,422)	-21.4%
Loss from early extinguishment of debt	3,829	-	3,829	N/A	3,829	-	3,829	N/A
Total expenses	115,868	112,308	3,560	3.2%	120,448	143,696	(23,248)	-16.2%

Loss before equity in net loss of unconsolidated joint venture and minority interests	(5,673)	(10,068)	4,395	-43.7%	(6,943)	(14,887)	7,944	-53.4%
Equity in net loss of unconsolidated joint venture	-	-	-	-	(149)	-	(149)	N/A
Minority interests	-	-	-	-	1,615	3,520	(1,905)	-54.1%
Net loss	$(5,673)	$(10,068)	$4,395	-43.7%	$(5,477)	$(11,367)	$5,890	-51.8%

Rental revenue

Total Portfolio rental revenue decreased by $14.1 million, or 17.5%, primarily due to the sale of five properties to the Joint Venture. Rental revenue for our Same Properties Portfolio decreased primarily due to two significant lease expirations at KPMG Tower and Glendale Center in the second quarter of 2006, partially offset by a significant lease commencement at Park Place and increased rents from a significant tenant at Wateridge Plaza.

Tenant reimbursements

Total Portfolio tenant reimbursement revenue decreased $6.8 million, or 23.9%, primarily due to the sale of five properties to the Joint Venture.

Hotel operations

Hotel operations revenue increased $0.7 million, or 12.3%, due to improved hotel performance. The average daily room rate increased to $167.73, or 8.0%, from $155.35 and revenue per available room increased to $137.97, or 8.5%, from $127.15, all compared to the prior year period.

The 10.9% increase in hotel operating and maintenance expenses was primarily due to an increase in tax and insurance expense.

Parking revenue

Total Portfolio parking revenue decreased $2.7 million, or 22.1%, primarily due to the sale of five properties to the Joint Venture.

Management, leasing and development services to affiliates

Total Portfolio management, leasing and development services revenue to affiliates increased $1.8 million, or 152.9%, primarily due to management and investment advisory fees and leasing commissions earned from the Joint Venture in addition to leasing commissions earned from a non-REIT property. There were no comparable amounts in the prior period.

Interest and other revenue

Total Portfolio interest and other revenue increased $5.8 million, or 671.8%, primarily due to recognition of the deferred gain on sale of the Gas Company swap upon refinancing that mortgage and higher interest earned on excess Joint Venture proceeds that have not yet been deployed and that are invested in interest bearing accounts.

Rental property operating and maintenance expense

Total Portfolio rental property operating and maintenance expense decreased by $4.4 million, or 15.6%, primarily due to the sale of five properties to the Joint Venture.

Rental property operating and maintenance expense for our Same Store Properties increased $1.3 million, or 5.9%, primarily due to increased property insurance rates throughout the Same Store Properties.

Real estate taxes

Total Portfolio real estate taxes decreased $2.7 million, or 25.1%, primarily due to the sale of five properties to the Joint Venture.

Real estate taxes for our Same Store Properties decreased $0.9 million, or 10.7%, primarily due to lower final reassessment values at certain properties acquired as part of the CWP portfolio acquisition.

Parking expense

Total Portfolio parking expenses increased $0.2 million, or 6.5%, primarily due to an increase in parking expense for our Same Store Properties, offset by the sale of five properties to the Joint Venture.

Parking expense for our Same Store Properties increased $0.6 million, or 22.1%, primarily due to additional parking costs incurred related to a significant lease commencement at Park Place and higher offsite parking costs at the Gas Company Tower after the sale/leaseback of the 808 South Olive garage.

General and administrative and other expense

Total Portfolio general and administrative and other expense increased $4.2 million, or 96.5%. Current year results include increased expenses due to growth in our infrastructure due to 2005 acquisitions and increased stock compensation costs.

Ground lease expense

Total Portfolio ground lease expense decreased $0.5 million, or 79.6% due to the sale of One California Plaza and Cerritos Corporate Center to the Joint Venture. Ground lease expense incurred at One California Plaza and Cerritos Corporate Center are no longer consolidated.

Depreciation and amortization expense

Total Portfolio depreciation and amortization expense decreased $14.9 million, or 30.3%, primarily due to the sale of five properties to the Joint Venture as well as a $3.8 million decrease in depreciation and amortization expense at our Same Properties Portfolio, which is the result of a purchase accounting true-up of in-place lease value amortization for the CWP portfolio and a cumulative adjustment made to Glendale Center, which was reclassified out of discontinued operations in the prior year period.

Interest expense

Total Portfolio interest expense decreased $9.4 million, or 21.4%, primarily due to the sale of five properties to the Joint Venture, lower term loan and credit facility balances and higher capitalized interest on development projects during 2006.

Loss from early extinguishment of debt

Total Portfolio loss from early extinguishment of debt was $3.8 million for the three months ended September 30, 2006. This was due to a $2.0 million write-off of unamortized costs related to the Gas Company Tower refinancing and a $1.8 million write-off of unamortized costs related to the $165.0 million pay down of the Term Loan.

Equity in loss of unconsolidated joint venture

Equity in loss of unconsolidated joint venture was $0.1 million for the three months ended September 30, 2006. There was no comparable amount for the three months ended September 30, 2005.

Minority interests

Minority interests attributable to loss was $1.6 million for the three months ended September 30, 2006 compared to minority interests attributable to loss of $3.5 million for the three months ended September 30, 2005, primarily due to a $7.8 million decrease in net loss.

Results of Operations

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005.

Our results of operations for the nine months ended September 30, 2006 compared to the same period in 2005 were significantly affected by our acquisitions and dispositions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have separately presented the results of our Same Properties Portfolio.

Our Same Properties Portfolio includes the results of Gas Company Tower, Plaza Las Fuentes, the Westin® Pasadena Hotel, Lantana Media Campus, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Park Place I, Park Place II, Glendale Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years.

References to the Acquisition Properties include the results of Pacific Center (acquired February 6, 2006), World Trade Center Garage (acquired May 31, 2005), 701 North Brand (acquired September 22, 2006) and the CWP portfolio (acquired March 15, 2005). References to the “Joint Venture” include One California Plaza, Wells Fargo Center - Denver (a CWP portfolio acquisition property), San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center, which we sold to the Joint Venture on January 5, 2006 in return for a 20% interest in the Joint Venture and cash.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties Portfolio				Total Portfolio
	Nine Month Months Ended		Increase/	%	Nine Month Months Ended		Increase/	%
	9/30/06	9/30/05	Decrease	Change	9/30/06	9/30/05	Decrease	Change

Revenues:
Rental	$141,413	$140,025	$1,388	1.0%	$201,688	$218,356	$(16,668)	-7.6%
Tenant reimbursements	45,912	46,521	(609)	-1.3%	64,612	78,903	(14,291)	-18.1%
Hotel operations	20,115	17,510	2,605	14.9%	20,115	17,510	2,605	14.9%
Parking	23,642	23,316	326	1.4%	29,844	33,060	(3,216)	-9.7%
Management, leasing and development services
to affiliates	6,017	2,410	3,607	149.7%	6,017	2,409	3,608	149.8%
Interest and other	8,887	2,362	6,525	276.2%	9,977	2,715	7,262	267.5%
Total revenues	245,986	232,144	13,842	6.0%	332,253	352,953	(20,700)	-5.9%

Expenses:
Rental property operating
and maintenance	46,079	45,775	304	0.7%	66,658	73,317	(6,659)	-9.1%
Hotel operating and maintenance	12,689	11,492	1,197	10.4%	12,690	11,492	1,198	10.4%
Real estate taxes	16,996	16,820	176	1.0%	26,202	30,022	(3,820)	-12.7%
Parking	7,423	6,764	659	9.7%	9,113	8,758	355	4.1%
General and administrative and other	23,216	15,307	7,909	51.7%	23,261	15,307	7,954	52.0%
Ground lease	421	408	13	3.2%	421	1,998	(1,577)	-78.9%
Depreciation and amortization	65,783	66,512	(729)	-1.1%	104,030	120,803	(16,773)	-13.9%
Interest	49,604	55,885	(6,281)	-11.2%	101,950	112,726	(10,776)	-9.6%
Loss from early extinguishment of debt	5,409	1,208	4,201	347.8%	8,579	1,650	6,929	419.9%
Total expenses	227,620	220,171	7,449	3.4%	352,904	376,073	(23,169)	-6.2%

Income (loss) before equity in net loss of unconsolidated joint venture, gain on sale of real estate and minority interests	18,366	11,973	6,393	53.4%	(20,651)	(23,120)	2,469	-10.7%
Equity in net loss of unconsolidated joint venture	-	-	-	-	(2,959)	-	(2,959)	N/A
Gain on sale of real estate	-	-	-	-	108,469	-	108,469	N/A
Minority interests	-	-	-	-	(10,529)	6,931	(17,460)	-251.9%
Loss from discontinued operations, net
of minority interests	-	-	-	-	-	(304)	304	-100.0%
Net income (loss)	$18,366	$11,973	$6,393	53.4%	$74,330	$(16,493)	$90,823	-550.7%

Rental revenue

Total Portfolio rental revenue decreased by $16.7 million, or 7.6%, primarily due to the sale of five properties to the Joint Venture partially offset by the Acquisition Properties and Same Properties Portfolio.

Rental revenue for our Same Properties Portfolio increased by $1.4 million, or 1.0%, primarily due to increased occupancy and a significant lease commencement at Park Place, partially offset by the second quarter expirations of two significant leases at KPMG Tower and Glendale Center.

Tenant reimbursements

Total Portfolio tenant reimbursement revenue decreased $14.3 million, or 18.1%, primarily due to the sale of five properties to the Joint Venture.

Hotel operations

Hotel operations revenue increased $2.6 million, or 14.9%, due to improved hotel performance. The average daily room rate increased to $173.60, or 13.6%, from $152.83 and revenue per available room increased to $142.65, or 12.7%, from $126.60, all compared to the prior year period, primarily as a result of the completion of our renovation of rooms and hotel common areas during the latter half of 2004 and through 2005.

The 10.4% increase in hotel operating and maintenance expenses was primarily due to an increase in occupancy.

Parking revenue

Total Portfolio parking revenue decreased $3.2 million, or 9.7%, primarily due the sale of five properties to the Joint Venture offset by the Acquisition Properties and the Same Properties Portfolio.

Management, leasing and development services to affiliates

Total Portfolio management, leasing and development services revenue to affiliates increased $3.6 million, or 149.8%, primarily due to management and investment advisory fees and leasing commissions earned from the Joint Venture, with no comparable activity in the prior period. In addition, current year results include $0.6 million earned for construction services at Solana, with no comparable amounts in the prior period.

Interest and other revenue

Total Portfolio interest and other revenue increased $7.3 million, or 267.5%, primarily due to the recognition of $3.2 million in unamortized deferred swap gains upon the refinancing of the Gas Company Tower loan and higher interest on excess Joint Venture proceeds that have not yet been deployed, which are invested in interest bearing accounts.

Rental property operating and maintenance expense

Total Portfolio rental property operating and maintenance expense decreased by $6.7 million, or 9.1%, primarily due to the sale of five properties to the Joint Venture partially offset by the Acquisition Properties.

Real estate taxes

Total Portfolio real estate taxes decreased $3.8 million, or 12.7%, primarily due to the sale of five properties to the Joint Venture.

Parking expense

Total Portfolio parking expenses increased $0.4 million, or 4.1%, primarily due to an increase in parking expense for our Same Store Properties, offset by the sale of five properties to the Joint Venture.

Parking expense for our Same Store Properties increased $0.7 million, or 9.7%, primarily due to additional parking costs incurred related to a significant lease commencement at Park Place and higher offsite parking costs at the Gas Company Tower after the sale/leaseback of the 808 South Olive garage.

General and administrative and other expense

Total Portfolio general and administrative and other expense increased $8.0 million, or 52.0%. Current year results include increased expenses due to additional corporate employees hired and related costs as a result of the growth in our infrastructure due to acquisitions made since our IPO, increased stock compensation costs due to the adoption of the Executive Equity Plan and the adoption of SFAS 123(R). In addition, we granted $1.0 million of fully vested common stock related to the hire of two new executives on June 30, 2006.

Ground lease expense

Total Portfolio ground lease expense decreased $1.6 million, or 78.9% due to the sale of One California Plaza and Cerritos Corporate Center to the Joint Venture. Ground lease expense incurred at One California Plaza and Cerritos Corporate Center (Joint Venture properties) are no longer consolidated.

Depreciation and amortization expense

Total Portfolio depreciation and amortization expense decreased $16.8 million, or 13.9%, primarily due to the sale of five properties to the Joint Venture offset by the Acquisition Properties.

Interest expense

Total Portfolio interest expense decreased $10.8 million, or 9.6%, primarily due to the sale of five properties to the Joint Venture, lower term loan and credit facility balances, and higher capitalized interest on development projects during 2006.

Loss from early extinguishment of debt

Total Portfolio loss from early extinguishment of debt was $8.6 million for the nine months ended September 30, 2006. This was primarily due to the payment of $3.0 million in prepayment penalties and the recognition of a $0.6 million write-off of unamortized loan fees related to the Glendale Center refinancing. In addition, we wrote off $3.0 million of unamortized loan fees related to the $248.0 million paydown of the Term Loan and $2.0 million of unamortized loan fees related to the Gas Company Tower refinancing. During the nine months ended September 30, 2005, we wrote off $1.1 million in unamortized loan fees related to the paydown of the credit facility and $0.6 million in unamortized loan fees related to the paydown of the Term Loan.

Equity in loss of unconsolidated joint venture

Equity in loss of unconsolidated joint venture was $3.0 million for the nine months ended September 30, 2006. There was no comparable amount for the nine months ended September 30, 2005.

Gain on sale of real estate

Gain on sale of real estate was $108.5 million for the nine months ended September 30, 2006. This was due to the gain recognized upon sale of an 80% interest in five previously wholly owned properties to the Joint Venture.

Minority interests

Minority interests attributable to income was $10.5 million for the nine months ended September 30, 2006 compared to minority interests attributable to loss of $6.9 million for the nine months ended September 30, 2005, due to an $90.8 million increase in income primarily due to a gain on sale of properties to the Joint Venture recognized in the nine months ended September 30, 2006 and a decrease in our minority interests partners’ shares of the Operating Partnership due to conversion from Operating Partnership units to our common stock on a one-to-one basis.

Discontinued operations

Total Portfolio loss from discontinued operations decreased $0.3 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. There were no discontinued operations for the nine months ended September 30, 2006.

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

The following table reconciles our FFO to our net (loss) income (in thousands except for per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006		2005
Reconciliation of net (loss) income to funds from operations:
Net (loss) income available to common shareholders	$(10,243)		$(16,133)	$60,032		$(30,791)
Adjustments:
Minority interests	(1,615)		(3,520)	10,529		(7,002)
Gain from sale of real estate	-		-	(108,469)		-
Real estate depreciation and amortization	34,156		49,024	103,772		120,505
Real estate depreciation and amortization from unconsolidated joint venture	2,095		-	7,945		-
Funds from operations available to common shareholders and Unit Holders (FFO)	$24,393	(1)	$29,371	$73,809	(2)	$82,712	(2)

Company share of FFO (3)	$21,071		$24,109	$63,457		$67,120

FFO per share - basic	$0.45		$0.55	$1.37		$1.55

FFO per share - diluted	$0.44		$0.55	$1.35		$1.54
___________
(1)	Includes $3.8 million loss from early extinguishment of debt.

(2)	Includes $8.6 million and $2.3 million losses from early extinguishment of debt.

(3)	Based on a weighted average interest in our operating partnership for the three months and nine months ended September 30, 2006 and September 30, 2005 of 86.4%, 86.0%, 82.1 and 81.1% respectively.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We expect to finance our operations, dividends, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow and borrowings under our revolving credit facility. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.

In connection with property acquisitions and refinancings, a portion of the loan proceeds may be reserved to fund anticipated expenditures for leasing commissions and tenant improvements for existing and new tenants. As of September 30, 2006, total cash reserves for leasing commissions and tenant improvements amounted to $37.8 million. We anticipate that these reserves, as well as our existing sources of liquidity, including cash flows from operations and restricted cash accounts will be sufficient to fund these capital expenditures.

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

As of September 30, 2006, we had $246.8 million in cash and cash equivalents, including $154.2 million in restricted cash compared to $114.1 million in cash and cash equivalents including $69.0 million in restricted cash as of December 31, 2005. Restricted cash primarily consists of interest bearing cash deposits of excess net proceeds from the Joint Venture transaction, which has not yet been redeployed, cash impound accounts for real estate taxes and insurance and leasing reserves as required by several of our mortgage loans.

During the nine months ended September 30, 2006, we repaid $248.0 million of our Term Loan and the $83.0 million outstanding balance under our revolving credit facility with the net proceeds from the Joint Venture transaction and the refinancing of Glendale Center and Gas Company Tower. We used a portion of the net proceeds from the Joint Venture transaction to acquire Pacific Center in February 2006 and 701 North Brand in September 2006. The remaining net proceeds from the Joint Venture transaction are restricted as they are held as collateral under our Term Loan agreement and are required to be used for reinvestment purposes only.  The proceeds are available for future acquisitions, to fund capital expenditures (including construction in progress) or for further debt reductions. As of October 2006, these proceeds are no longer restricted since we paid off our Term Loan.

Since the CWP portfolio acquisition in March 2005, which was funded entirely with mortgage debt and the Term Loan, we have been focused on achieving and maintaining a debt to total market capitalization level of less than 60% and a fixed charge coverage ratio at or above 2.0. As of September 30, 2006, we achieved a market capitalization level of 53.1%, a fixed charge coverage ratio before loss from early extinguishment of debt and gain on sale of real estate of 1.54 and our Term Loan balance was $167.0 million. As a result of the 777 Tower refinancing and the repayment of our Term Loan in October 2006, approximately 99% of our outstanding debt is now fixed (including hedges) at a weighted average interest rate of 5.3% for a weighted average remaining term of approximately 6.8 years. We anticipate approximately $12.0 million in annual interest savings due to the conversion of approximately $685.0 million of variable rate debt to fixed rate debt through the refinancing transactions completed since June 2006.

Acquisitions

On September 22, 2006, we purchased the building located at 701 North Brand and a 50% interest in an adjacent 1,608 car garage (we acquired the initial 50% interest in the garage as part of the CommonWealth portfolio acquisition) in Glendale for $45.0 million. The purchase was funded with a $33.75 million ten-year, interest-only loan from California Credit Union that bears interest at a fixed rate of 5.871%.

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

Indebtedness

As of September 30, 2006, we had approximately $2.79 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by eighteen properties, one construction loan, one mezzanine loan secured by a pledge of the equity interests of the fee owners of Wateridge Plaza, and a term loan guaranteed by Maguire Properties Holdings I, LLC, a subsidiary of the Operating Partnership, and secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 207 Goode and the undeveloped land parcel at Pacific Arts West. The weighted average interest rate on this indebtedness as of September 30, 2006 was 5.36% (based on the 30-day LIBOR rate at September 30, 2006 of 5.32%). As of September 30, 2006, our ratio of debt to total market capitalization was approximately 53.1% of our consolidated total market capitalization of $5.3 billion (based on a common stock price of $40.74 per share on the New York Stock Exchange on September 30, 2006). Our ratio of debt and preferred stock to total market capitalization was approximately 57.8%. As of September 30, 2006, approximately $326.4 million, or 11.7%, of our total consolidated debt was variable-rate debt. As of September 30, 2006, approximately $2,464.2 million, or 88.3%, of our total consolidated debt was subject to fixed interest rates. Total market capitalization as of September 30, 2006 includes the book value of our consolidated debt, the liquidation preference of 10,000,000 shares of preferred stock and the market value of 46,985,156 shares of our common stock and 7,405,916 Units.

The table below summarizes our debt, at September 30, 2006 (in thousands):

Debt Summary:
Fixed rate	$2,464,275
Variable rate	326,356
Total	$2,790,631

Percent of Total Debt:
Fixed rate	88.3%
Variable rate	11.7%
Total	100.0%	(1)

Effective Interest Rate at End of Quarter
Fixed rate	5.16%
Variable rate	6.94%
Effective interest rate	5.36%
 __________
(1)
After the 777 Tower loan refinancing in October 2006 and the repayment of the Term Loan with the net proceeds of this financing, approximately 99% of our outstanding debt is now fixed (including hedges) at a weighted average rate of 5.3% for a weighted average remaining term of approximately 6.8 years.

The variable-rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at September 30, 2006 had a weighted average term to initial maturity of approximately 6.3 years (approximately 6.4 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of September 30, 2006:

Properties	Interest Rate		Maturity Date	Principal Amount	Annual Debt Service (1)		Balance at Maturity (2)

Gas Company Tower and
World Trade Center Garage Mortgage	5.10%		08/11/16	$458,000	$23,682		$458,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12	270,000	14,098		270,000
US Bank Tower Mortgage	4.66%		07/01/13	260,000	12,284		260,000
Wells Fargo Tower (CA) Mortgage	4.68%		07/01/10	249,136	11,822	(3)	234,331
KPMG Tower Mortgage	5.14%		11/01/11	210,000	10,794	(4)	204,071
Park Place I Mortgage	5.64%		11/01/14	170,000	9,588	(5)	157,473
Term Loan (6)	LIBOR + 1.75%		03/15/10	167,000	11,974		167,000
777 Tower Mortgage (7), (8)	4.81%		09/10/09	114,602	5,589		114,602
777 Tower Mortgage (7)	LIBOR + 0.90%		09/10/09	40,000	2,523		40,000
Glendale Center Mortgage	5.82%		07/11/16	125,000	7,373		125,000
Pacific Center Mortgage (9)	5.76%		05/06/16	117,187	6,843		117,187
Regents Square I & II Mortgage	5.13%		04/01/12	103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12	100,000	5,465		100,000
Lantana Mortgage	4.94%		01/06/10	98,000	4,903		98,000
801 North Brand Mortgage	5.73%		04/06/15	75,540	4,389		75,540
Wateridge Plaza Mortgage	LIBOR + 1.75%	(10)	04/09/07	47,880	3,155		47,880
Wateridge Plaza Mezzanine	LIBOR + 1.75%	(10)	04/09/07	15,000	989		15,000
Mission City Corporate Center Mortgage	5.09%		04/01/12	52,000	2,684		52,000
701 North Brand Mortgage	5.87%		10/01/16	33,750	2,009		33,750
700 North Central Mortgage	5.73%		04/06/15	27,460	1,595		27,460
Park Place Construction Loan	LIBOR + 2.25%	(11)	09/30/08	56,476	4,336		56,476

Total Consolidated Debt				$2,790,631	$151,483		$2,757,370

 __________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at September 30, 2006, which was 5.32%.

(2)	Assuming no payment has been made on the principal in advance of its due date.

(3)	This loan requires monthly payments of interest until July 2006, and amortizes on a 30-year schedule thereafter.

(4)	This loan requires monthly payments of interest until November 2009, and amortizes on a 30-year schedule thereafter.

(5)	This loan requires monthly payments of interest until December 2009, and amortizes on a 30-year schedule thereafter.

(6)	We repaid the balance of this loan in October 2006 with refinancing proceeds described in Note 7.

(7)	On October 10, 2006, we completed a new $273.0 million interest-only seven-year mortgage loan. The new mortgage loan has a fixed rate of 5.844% with a maturity date of November 1, 2013.

(8)	Net of loan discount of $0.4 million as of September 30, 2006.

(9)	Net of loan discount of $4.0 million as of September 30, 2006.

(10)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(11)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits 75% of the outstanding balance to an interest rate of 5.50% during the term of this loan, excluding extension periods.

Recent Developments

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

More specifically, the Performance Award will vest as follows:

•
If Mr. Maguire remains continuously employed as our Chief Executive Officer until July 13, 2010 and we achieve a compound annual total shareholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on July 13, 2010, then the Performance Award will vest as of July 13, 2010 in an amount equal to 10% of our excess shareholder value created during that period; or

•
If (i) a change of control, as determined under the Agreement, occurs prior to July 13, 2010 and Mr. Maguire has remained continuously employed as Chief Executive Officer of the Company until the date of such change of control and (ii) the company achieves a compound annual total shareholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on the date of such change in control, then the Performance Award will vest as of the date of such change of control in an amount equal to 10% of the Company’s excess shareholder value created during that period.

The vested Performance Award will be paid in shares of our common stock (subject to the limits in the Incentive Plan) or, in the discretion of the plan administrator, in cash, at the end of the performance period. We intend to settle this award in common stock. In no event will the number of shares of common stock paid pursuant to the Performance Award exceed 1,400,000 shares, and the dollar value of the Performance Award will not exceed the product of (i) 1,400,000 shares of our common stock (subject to adjustment as provided by the Incentive Plan) and (ii) the fair market value of our common stock on the date the Performance Award becomes vested. The aggregate fair value of the Performance Award at the date of grant was estimated to be approximately $11.0 million. The Performance Award has been accounted for in accordance with SFAS 123(R).

On August 7, 2006, we completed a $458.0 million mortgage refinancing with Nomura Credit & Capital, Inc. for the Gas Company Tower and World Trade Center Garage properties. The new mortgage is a ten-year, interest-only, fixed rate loan that bears interest at 5.102% and matures on August 11, 2016. The proceeds were used to pay off the existing mortgage of $280.0 million and pay down the Term Loan in the amount of $165.0 million. In connection with the payoff of the existing mortgage, we recognized a $2.1 million loss on early extinguishment of debt due to a non-cash write-off of unamortized loan costs and a $3.2 million gain related to the early amortization of the Gas Company Tower swap sold in July 2004. In addition, we recognized $1.7 million in loss from early extinguishment of debt due to a write-off of unamortized loan costs related to the Term Loan.

On September 29, 2006, we completed a $240.0 million construction loan financing among Eurohypo AG, New York Branch, as Administrative Agent and certain lenders signatory thereto for the purpose of funding costs pertaining to the construction of a 531,000 square foot office building and two parking garages with a parking capacity of approximately 6,200 vehicles at the Park Place campus at 3161 Michelson Drive, Irvine, California. The construction loan will bear interest at a rate of LIBOR + 2.25%, and will mature on September 30, 2008, with three one-year extension options.

On October 10, 2006, we completed a $273.0 million refinancing with Bank of America, N.A. for the property located at 777 South Figueroa Street, Los Angeles, California. The mortgage loan is an interest-only, seven-year mortgage, which bears interest at a fixed rate of 5.844% and matures on November 1, 2013. On October 13, 2006, $104.0 million of the proceeds from this refinancing and $63.0 million of available cash on hand were used to repay the remaining $167.0 million outstanding on our Term Loan. Accordingly, we will record $1.0 million in loss from early extinguishment of debt during the fourth quarter related to a $0.6 million prepayment penalty and a $0.4 million write-off of unamortized loan costs related to the 777 Tower refinancing. In addition, we will record a $2.0 million loss on early extinguishment of debt during the fourth quarter due to a write-off of unamortized loan costs related to the payoff of the Term Loan.

Capital Commitments

During October 2006, the topping of the steel structure was achieved at Park Place on a 530,000 square foot office building. Completion is targeted for the third quarter of 2007 for the office building and the second quarter of 2007 for the parking garages. The total cost of the development is currently estimated to be approximately $244.0 million. We have incurred $96.1 million of development costs and project that we will spend approximately $147.9 million (to be funded through the construction loan) of the remaining amount of budgeted development costs during the remainder of 2006 and 2007. During the nine months ended September 30, 2006, we continued development activity at Lantana Media Campus, Mission City Corporate Center, Glendale North, San Diego Tech Center and Washington Mutual Irvine Campus. We also commenced pre-development activities at Wateridge Plaza, Pacific Arts Plaza and 755 Figueroa.

Contractual Obligations

The following table provides information with respect to our contractual obligations at September 30, 2006, including the maturities and scheduled principal repayments of our secured debt and interest on our fixed-rate debt, and provides information about the minimum commitments due in connection with our ground lease obligations. We were not subject to unconditional purchase obligations as of September 30, 2006. The table does not reflect interest payments on variable rate debt nor does it reflect available debt extension options (in thousands):

Obligation	2006	2007	2008	2009		2010		Thereafter	Total

Long term debt	$649	$66,708	$60,458	$159,054	(1)	$506,737	(2)	$1,997,025	$2,790,631
Company share of unconsolidated joint venture debt (3)	—	48	565	597		28,040		132,400	161,650
Interest payments-fixed-rate debt (4)	32,070	128,662	128,777	126,887		113,208		365,956	895,560
Company share of unconsolidated joint venture interest payments - fixed rate debt (3)	2,153	8,635	8,644	8,592		8,563		28,932	65,519
Capital leases payable (5)	751	2,524	2,276	1,132		726		118	7,527
Company share of unconsolidated joint venture capital leases payable (5)	11	44	44	23		23		50	195
Operating lease obligations (6)	1,637	353	—	—		—		—	1,990
Tenant-related commitments (7)	14,582	12,285	10,630	295		1,032		2,661	41,485
Company share of unconsolidated tenant- related commitments (7)	3,784	2,500	2,000	500		—		—	8,784
Ground leases	152	608	608	608		608		4,209	6,793
Company share of unconsolidated joint venture ground leases	65	261	261	261		261		26,397	27,506
Total	$55,854	$222,628	$214,263	$297,949		$659,198		$2,557,748	$4,007,640
 ___________
(1)	On October 10, 2006, we refinanced $155,000 of this debt. Maturity is now November 2013.

(2)	On October 13, 2006, we repaid $167,000 of this debt.

(3)	The company's share of the unconsolidated joint venture debt is 20%.

(4)
As of September 30, 2006, 88.3% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 11.7% of our debt bears interest at variable rates and the variable rate payments are based on LIBOR plus a spread that ranges from 0.90% to 2.25%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of September 30, 2006, the one-month LIBOR was 5.32%.

(5)	Includes interest and principal payments.

(6)	Includes master lease obligations for Austin Research Park, One Renaissance Square and the unconsolidated joint venture.

(7)	Tenant related capital commitments based on executed leases as of September 30, 2006.

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

Comparison of Cash Flows for Nine Months Ended September 30, 2006 and Nine Months Ended September 30, 2005

Net cash provided by operating activities decreased $13.9 million. The decrease was primarily due to the loss of positive operating cash flow from Cerritos Corporate Center, Washington Mutual Irvine Campus, One California Plaza, San Diego Tech Center and Wells Fargo Center - Denver, the five properties sold to the Joint Venture that were wholly-owned during the nine months ended September 30, 2005. In addition, timing differences due to the payment of previously accrued operating expenses and Joint Venture liabilities incurred at the point of sale contributed to the decrease in net operating cash flow.

Net cash used in investing activities decreased $1.5 billion. The decrease was primarily due to a $1.4 billion reduction in acquisitions completed during the nine months ended September 30, 2006 compared to 2005. In addition, during the nine months ended September 30, 2006, we sold an 80% interest in five office properties to the Joint Venture, which generated net proceeds of approximately $343.5 million. During the nine months ended September 30, 2005, we sold Austin Research Park I and II and One Renaissance Square and received net proceeds of $78.2 million. This decrease in net cash used in investing activities during the nine months ended September 30, 2006 is offset by an increase in funding of restricted cash accounts during the nine months ended September 30, 2006 compared to 2005, primarily due to the funding of reserves in connection with mortgage financings obtained on Pacific Center, Glendale Center and Gas Company Tower, and a $78.7 million increase in expenditures for improvements in real estate (including $75.2 million in predevelopment costs).

Net cash provided by financing activities decreased $1.4 billion. The decrease was primarily due to a $992.7 million reduction in net proceeds from mortgage loans incurred in 2005 to refinance Park Place II and to finance acquisitions of the CWP portfolio and San Diego Tech Center on March 15, 2005 and April 6, 2005, respectively. In addition, during the nine months ended September 30, 2006, we repaid $691.9 million of our outstanding debt, including a $248.0 million paydown of our Term Loan and repayments of our credit facility and Glendale Center and Gas Company Tower mortgage loans. During the nine months ended September 30, 2005, we repaid $253.0 million of our outstanding debt, including a $35.0 million paydown of our Term Loan, a $70.0 million paydown of our credit facility and repayments of the Park Place II and Austin Research Park I and II mortgage loans.

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

As of September 30, 2006, we had outstanding approximately $2,790.6 million in consolidated debt of which approximately $326.4 million, or 11.7%, was variable-rate debt.

At September 30, 2006 the fair value of our fixed-rate debt is estimated to be $2,401.3 million, compared to its carrying value of $2,464.2 million. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral.

If interest rates were to increase by 10%, or 50 basis points, the increase in interest expense on our $326.4 million in consolidated variable-rate debt would decrease future annual earnings and cash flows by approximately $1.6 million. A 50 basis points increase in interest rates would decrease the fair value of our $2,464.2 million principal amount of consolidated fixed-rate debt by $66.6 million and the fair value of our forward-starting interest rate cap agreements would increase by $1.1 million. If interest rates were to decrease by 10%, or 50 basis points, the decrease in interest expense on our $326.4 million in consolidated variable-rate debt would increase our future annual earnings and cash flows by approximately $1.6 million and would increase the fair value of our consolidated $2,464.2 million principal amount of fixed-rate debt by approximately $69.0 million and the fair value of our forward-starting interest rate cap agreements would decrease by $0.1 million.

In October 2006, we refinanced 777 Tower with a seven-year interest-only fixed rate mortgage using excess proceeds plus cash on hand to repay the Term Loan. Our remaining exposure to interest rate risk includes the $62.88 million mortgage on Wateridge Plaza and the $240 million 3161 Michelson construction loan, of which only $56.4 million was outstanding as of September 30, 2006. Under the terms of the Wateridge Plaza loan, we were required to purchase an interest rate cap limiting the LIBOR portion of the interest rate to 4.75% through the maturity on April 9, 2007 (currently below one month LIBOR of 5.32% as of September 30, 2007). Under the terms of the 3161 Michelson construction loan, we were required to purchase an accreting interest rate cap limiting the LIBOR portion of the interest rate to 5.50% on 75% of outstanding borrowing through maturity on September 30, 2008.

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

The table below lists our principal derivative instruments and their fair values as of September 30, 2006 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Accreting interest rate cap	$180,000	5.50%	10/1/2006	10/1/2008	$281
Interest rate cap	230,000	7.92%	7/15/2003	7/15/2007	-
Interest rate cap	20,000	7.92%	11/17/2003	7/15/2007	-
Interest rate cap sold	250,000	7.92%	7/15/2003	7/15/2007	-
Interest rate cap	30,000	3.50%	7/15/2003	7/15/2008	825
Interest rate cap sold	30,000	3.50%	7/15/2003	7/15/2008	(825)
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	152
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	48
Total					$481

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. We may make changes in its internal control processes from time to time in the future.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS

(a) No changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Construction Loan Agreement, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC.

10.2	Minimum Equity Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch.

10.3	New Century Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch.

10.4	Repayment Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch.

10.5
Promissory Note for the promise to pay $60.0 million, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank.

10.6
Promissory Note for the promise to pay $180.0 million, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 9, 2006

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)