Form 10-K
period 2006-12-31
MAGUIRE PROPERTIES INC
filed 2007-03-01
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-31717

Maguire Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3692625 (I.R.S. Employer Identification Number)

1733 Ocean Avenue, Suite 400 Santa Monica, California (Address of principal executive offices)	90401 (Zip Code)
(Registrant’s telephone number, including area code)
310-857-1100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Preferred Stock, $0.01 par value	New York Stock Exchange
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,651,663,583 based on the closing price on the New York Stock Exchange for such shares on June 30, 2006.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common Stock, $0.01 par value per share	46,985,241
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its June 5, 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

MAGUIRE PROPERTIES, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.	BUSINESS

General

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

Through our Operating Partnership, we own whole or partial interests in 24 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (our “Total Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated joint venture formed in conjunction with Macquarie Office Trust (“MOF”), our share of the Total Portfolio is approximately 12.7 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly Owned Properties	18	52	11,891,028	7,452,710	23,525	11,891,028	7,452,710	23,525
Unconsolidated Joint Venture	6	20	3,853,937	2,401,693	8,247	770,787	480,339	1,649
Total	24	72	15,744,965	9,854,403	31,772	12,661,815	7,933,049	25,174

Weighted Average Leased			89.1%			87.6%

As of December 31, 2006, the majority of our existing portfolio is located in nine Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own one property, Wells Fargo Center, located in Denver, Colorado (a joint venture property). Our portfolio includes six office properties in the LACBD — US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower - Los Angeles, 777 Tower and One California Plaza (a joint venture property) — and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central, 701 North Brand and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II (“Cerritos”) (joint venture properties), collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus (a joint venture property) located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center (a joint venture property) in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center and Pacific Center.

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2006, investment grade rated tenants generated 42.3% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 25.7% of the annualized rent of our Effective Portfolio. The weighted-average remaining lease term of our Effective Portfolio tenants was approximately 5.4 years as of December 31, 2006.

We also own land parcels adjacent to our Glendale properties, 777 Tower, 17885 Von Karman Avenue at Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 6.6 million net rentable square feet of office developments and structured parking. In addition, we own undeveloped land at Park Place II that we believe can support approximately 6.4 million net rentable square feet of office, retail, structured parking and residential uses.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services to the Joint Venture and certain properties owned by Robert F. Maguire III, our Chairman and Chief Executive Officer (“Mr. Maguire”).

We were formed on June 26, 2002, and commenced operations on June 27, 2003 after completing our initial public offering (“IPO”), concurrently with the consummation of various formation transactions that consolidated the ownership of a portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of Maguire Partners Development, Ltd. into our Operating Partnership and our Services Companies (the “formation transactions”). Prior to our IPO, the “Maguire Organization” was comprised of Maguire Partners Development, Ltd. and more than 125 predecessor and related entities, all of which were predominately owned by, or otherwise affiliated with Mr. Maguire. The Maguire Organization did business as “Maguire Partners,” an owner, developer and acquirer of institutional-quality properties in the Los Angeles area since 1965. From inception through June 27, 2003, neither we, our Operating Partnership nor our Services Companies had any operations.

Our IPO consisted of the sale of 36,510,000 shares of common stock. On July 8, 2003, we issued an additional 5,476,500 shares of common stock as a result of the exercise of the underwriters’ over-allotment option. On January 23, 2004, we completed the offering of 10 million shares of 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) (the “Series A Preferred Stock”).

Pursuant to contribution agreements among the owners of a subset of the Maguire Organization (the “Predecessor”) and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with our IPO in certain of the properties in our existing portfolio, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership (“Units”). As of December 31, 2006, we held 86.4% of the common Units of our Operating Partnership.

Our management team possesses substantial expertise in all aspects of real estate management, marketing, leasing, acquisition, development and finance. We directly manage the properties in our portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos and Washington Mutual Irvine Campus. In addition, we manage an office, hotel and retail property located in the Dallas/Ft. Worth, Texas area, a housing complex and a parking garage in the LACBD, and buildings in West Los Angeles, California, Pasadena, California and Santa Monica, California owned by Mr. Maguire, our Chairman and Chief Executive Officer, for which we earn customary fees. The management agreements between us and the entities that own these properties will terminate if and when Mr. Maguire no longer owns an interest in these properties or is no longer bound by his non-competition agreement with us.

Our principal executive offices are currently located at 1733 Ocean Avenue, Suite 400, Santa Monica, California 90401. Our telephone number at that location is (310) 857-1100. Our website is located at http://www.maguireproperties.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Investment in Maguire-Macquarie Office, LLC Joint Venture

On November 4, 2005, we contributed One California Plaza to the Joint Venture in exchange for a 95% interest and a $65.0 million unsecured promissory note issued by the Joint Venture. Concurrently, MOF contributed to the Joint Venture $5.9 million in cash and received a 5% interest in the Joint Venture. This initial contribution to the Joint Venture did not qualify as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate.” Accordingly, no gain was recognized on the contribution and we continued to consolidate One California Plaza as of December 31, 2005.

On January 5, 2006, we completed the series of transactions contemplated by the Joint Venture agreements. The Joint Venture transactions were comprised of the following:

•
The contribution by us to the Joint Venture of Wells Fargo Center, San Diego Tech Center, Washington Mutual Irvine Campus, Cerritos Corporate Center (“Cerritos”) and One California Plaza (remaining 75% interest) including the Joint Venture’s assumption of $661.25 million of mortgage debt secured by four of the properties, in exchange for a 20% interest in the Joint Venture and $382.0 million in cash, including $19.0 million representing a distribution to us of our 20% share in new mortgage debt issued by the Joint Venture which is secured by Cerritos as discussed below. The contribution of San Diego Tech Center excluded undeveloped land approved for 1.2 million square feet of office entitlements and the contribution of Washington Mutual Irvine Campus excluded undeveloped land approved for 150,000 square feet of office entitlements;

•
The issuance of $95.0 million in new mortgage financing by the Joint Venture secured by Cerritos, with a fixed interest rate of 5.54% and a maturity date of February 1, 2016. Our Operating Partnership provided a payment guarantee to the Joint Venture with respect to this mortgage through January 5, 2009;

•	The contribution by MOF of Stadium Gateway and cash in exchange for an 80% interest in the Joint Venture; and

•	The contribution by us of $5.6 million cash in exchange for a 20% interest in Stadium Gateway.

As a result of the Joint Venture transactions, we received net cash proceeds of $376.4 million, consisting of $363.0 million relating to MOF’s 80% acquisition of the five assets we contributed to the Joint Venture, $19.0 million representing the distribution of our 20% pro rata share of mortgage financing net proceeds issued by the Joint Venture and secured by Cerritos, net of $5.6 million in cash we paid to fund the acquisition of our 20% interest in Stadium Gateway.

In connection with the Joint Venture contribution agreements for One California Plaza, Wells Fargo Center - Denver and San Diego Tech Center, we agreed to fund certain future existing and contingent obligations, including:

•	Approximately $15.7 million in future tenant lease obligations, including tenant improvement allowances and leasing commissions; and

•	Approximately $5.0 million in master lease payments through January 4, 2007 for certain vacant spaces until they are leased.

As of December 31, 2006, approximately $7.9 million of these obligations remain outstanding.

We also agreed to provide property management services to the five properties we contributed to the Joint Venture for the three-year period ending January 5, 2009 at no consideration, other than the reimbursement of direct property management expenses incurred.

In addition, $7.5 million of the purchase price is contingently refundable to MOF until January 5, 2009 if the five properties we contributed do not meet certain pre-defined annual income targets for the three-year period ended January 5, 2009. During 2006, the Joint Venture did not meet certain income targets and we paid $2.3 million to cover the shortfall.

In accordance with the Joint Venture agreements, both we and MOF have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, MOF has a right to acquire up to a 50% interest in our development projects at Washington Mutual

Irvine Campus and San Diego Tech Center at 92.5% of stabilized value, which is determined upon 90% occupancy of the project.

2006 Acquisitions

On February 6, 2006, we completed the acquisition of Pacific Center, a 6.4-acre office campus with two 10-story buildings located in the Mission Valley submarket of San Diego, California. The purchase price for Pacific Center was approximately $149.0 million and was paid for in cash from the net proceeds of our transaction with MOF.

On September 22, 2006, we purchased the building located at 701 North Brand and the remaining 50% interest in an adjacent 1,608 car garage (we acquired the initial 50% interest in the garage as part of the 2005 CommonWealth portfolio acquisition) in Glendale for $45.0 million. The purchase was funded with a $33.75 million ten-year, interest-only loan from California Credit Union (the seller) that bears interest at a fixed rate of 5.87% and cash on hand.

2006 Dispositions

On March 28, 2006, we sold 808 South Olive Garage (the “808 Garage”), a parking garage located in downtown Los Angeles, California, for $26.5 million to Zaytim, LLC. Certain tenants of the Gas Company Tower and US Bank Tower are required under their existing leases to purchase monthly off-site parking passes through the end of their lease terms. The Gas Company Tower and US Bank Tower have historically met this offsite parking requirement through an existing parking easement agreement between the Gas Company Tower and the 808 Garage. This easement was amended and restated (the “Amended Parking Easement”) in connection with the sale of the 808 Garage to Zaytim, LLC on March 28, 2006. In accordance with the Amended Parking Easement Agreement, the 808 Garage is obligated to provide a specified number of monthly parking spaces (initially 777 spaces, decreasing to 553 spaces on June 1, 2007 and 498 spaces on July 1, 2010 and expiring on November 8, 2011) to the Gas Company Tower in exchange for receiving specified fixed monthly payments, representing both consideration for the parking spaces provided as well as a reimbursement of a pro rata share of the operating expenses of the 808 Garage. Zaytim, LLC will receive approximately $8.6 million in consideration for the period from March 28, 2006 through November 8, 2011 from the Gas Company Tower in connection with the Amended Parking Easement Agreement.

2006 Financing Activity

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

On June 27, 2006, we completed a $125.0 million, interest-only ten-year mortgage refinancing with Nomura Credit and Capital secured by Glendale Center to replace our existing $80.0 million Glendale Center loan. The mortgage loan has a fixed rate of 5.82% with a maturity date of August 11, 2016. We used $33.0 million of the proceeds to paydown the $450.0 million, five-year financing (the “Term Loan”) completed in connection with the CommonWealth portfolio acquisition, discussed below.

On August 7, 2006, we completed a $458.0 million mortgage refinancing with Nomura Credit & Capital, Inc. for the Gas Company Tower and World Trade Center Garage properties. The new mortgage is a ten-year, interest-only, fixed rate loan that bears interest at 5.1% and matures on August 11, 2016. The proceeds were used to pay off the existing mortgage of $280.0 million and pay down the Term Loan in the amount of $165.0 million.

On September 29, 2006, we completed a $240.0 million construction loan financing among Eurohypo AG, New York Branch, as Administrative Agent and certain lenders signatory thereto for the purpose of funding costs pertaining to the construction of a 531,000 square foot office building and two parking garages with a parking capacity of approximately 6,200 vehicles at the Park Place campus at 3161 Michelson Drive, Irvine, California. The construction loan will bear interest at a rate of LIBOR + 2.25% (7.57% at December 31, 2006) and will mature on September 30, 2008, with three one-year extension options. As of December 31, 2006, $113.5 million was outstanding on the construction loan.

On October 10, 2006, we completed a $273.0 million refinancing with Bank of America, N.A. for the property located at 777 South Figueroa Street, Los Angeles, California. The mortgage loan is an interest-only, seven-year mortgage, which bears interest at a fixed rate of 5.84% and matures on November 1, 2013. The forward-starting interest rate swap associated with this anticipated mortgage financing was assigned to the lender as part of the transaction in exchange for a lower stated interest rate of 5.76%. On October 13, 2006, $104.0 million of the proceeds from this refinancing and $63.0 million of available cash on hand were used to repay the remaining $167.0 million outstanding on our Term Loan.

On December 26, 2006, we completed a $39.7 million construction loan financing with Guaranty Bank for the purpose of funding costs pertaining to the construction of a 150,000 square foot office building at the Washington Mutual Irvine campus. The construction loan will bear interest at a rate of LIBOR + 1.80% (7.18% at December 31, 2006), and will mature on December 30, 2008, with a one-year extension option. As of December 31, 2006, $0.5 million was outstanding on the construction loan.

Subsequent Events

On February 13, 2007, we entered into a Purchase Agreement with various entities controlled by Blackstone Real Estate Advisors (“Seller”), to acquire their rights, title and interests in 24 properties (the “Properties”). The Properties, located in Los Angeles County and Orange County, California consist of approximately 7,687,000 rentable square feet (before re-measurement) and developable land that we believe can support approximately 2,186,000 square feet of improvements. We have agreed to purchase the Properties on an as is, where is basis and with all faults and defects, without any representations or warranties, except as expressly set forth in the Purchase Agreement. The total purchase price of the Properties is approximately $2,875.0 million, to be paid in cash at closing.

Our obligation to purchase the Properties under the Purchase Agreement is subject to certain Sellers’s limited representations, warranties and covenants. The transaction is expected to close on or before April 23, 2007. In the event the transaction does not close by reason of our default, Seller may terminate the agreement, and we shall pay liquidated damages in the amount of one hundred million dollars ($100,000,000). We intend to seek joint venture partners for substantially all of the assets being acquired. Depending on the timing for completing the joint ventures, we expect to initially finance the purchase of the Properties with a combination of property and corporate level debt, to the extent necessary.

On February 22, 2007, we completed a $26.8 million construction loan financing with Guaranty Bank for the purpose of funding costs pertaining to the construction of a 92,000 square foot office building at Mission City Corporate Center. The construction loan will bear interest at a rate of LIBOR + 1.80%, and will mature on February 22, 2009, with a one-year extension option.

On February 26, 2007, the compensation committee of our board of directors approved the appointment of Martin A. Griffiths to the position of Chief Financial Officer. Mr. Griffiths has served as our Executive Vice President, Operations since July 2006. On February 27, 2007, in connection with his appointment to Chief Financial Officer, we amended Mr. Griffiths’ employment agreement dated June 11, 2006 and changed his title to “Executive Vice President and Chief Financial Officer of Maguire Properties, Inc. and Maguire Properties, L.P.” effective as of March 2, 2007.

On February 27, 2007, we entered into a Separation Agreement with Dallas E. Lucas, pursuant to which Mr. Lucas resigned from his position as Executive Vice President and Chief Financial Officer, effective as of March 2, 2007 (the “Effective Date”). We also entered into a Consulting Services Agreement on February 27, 2007, with Mr. Lucas, pursuant to which Mr. Lucas will provide consulting services to us beginning on the Effective Date.

On February 28, 2007, we obtained a commitment to refinance the Well Fargo Tower (Los Angeles) with a new $550 million, 10-year fixed rate interest only loan from Lehman Brothers Bank FSB, that bears interest at 5.66%.

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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, terrorism, flood, boiler and machinery, earthquake sprinkler leakage and business interruption insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are adequately insured. Our terrorism insurance, which covers both certified and non-certified terrorism loss, is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. Most of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors -Potential losses may not be covered by insurance.”

The costs and benefits of the blanket policy covering the properties in our portfolio and certain properties owned by Mr. Maguire are allocated pursuant to a Property Insurance Sharing Agreement dated March 31, 1997, as most recently amended to reflect business acquisitions, dispositions and joint ventures. The coverage and costs allocated to each of the properties covered by the blanket policy is determined by taking into account the relative insured values, relative values for property coverage, relative square feet for casualty coverage and risks related to each covered property and any third-party requirements of lenders, lessees or lessors. In its capacity as “Manager” under the agreement, our services company is obligated to procure insurance or amend policies as properties are sold, acquired or developed, present and pursue claims for losses on behalf of us and the entities that own Mr. Maguire’s properties hire independent adjusters to determine losses, hold undistributed insurance proceeds in trust until distributed, administer the distribution of insurance proceeds and coordinate the payment of insurance premiums. The costs incurred by our services company in connection with the performance of its obligations under this agreement are reimbursed by the parties to the agreement in proportion to either (i) the relative benefits received by the parties, (ii) the relative amounts of premiums paid by the parties or (iii) the relative insured values of the properties owned by the parties, depending upon the nature of the cost.

Employees

As of February 28, 2007, we employed 170 persons of which approximately 82 are “home office” executive and administrative personnel and approximately 88 are on-site management and administrative personnel. None of these employees is currently represented by a labor union.

Offices

Our corporate headquarters are located at 1733 Ocean Avenue, Suite 400, Santa Monica California, 90401, a property that is beneficially owned by Mr. Maguire. We own the building in which our leasing, accounting and development departments are located, the KPMG Tower at 355 South Grand Avenue in Downtown Los Angeles. We believe that our current facilities are adequate for our present operations. We may add regional offices or relocate our offices depending upon our future development projects and alternative uses for available space.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our Series A Preferred Stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” beginning on page 20. When we refer to our “Effective Portfolio,” it includes properties in our Joint Venture at our ownership interest.

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

We have agreed to indemnify Mr. Maguire (and certain related entities) and certain others against adverse tax consequences to them in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in five of the office properties in our portfolio, which represented 46.8% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2006. These tax indemnity obligations apply for initial periods ranging between seven and nine years from the date of our IPO, which occurred on June 27, 2003, with up to three one-year extension periods if Mr. Maguire and related entities maintain ownership of Units equal to 50% of the Units received by them in the formation transactions. In addition, Mr. Maguire and certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor have guaranteed $591.8 million as of December 31, 2006. We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to sell any of these properties in transactions that would trigger these tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and other contributors, and we have acknowledged that a calculation of damages will not be based on the time value of money or the time remaining within the restricted period. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, flood, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, like those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover losses. Most of our properties are located in Southern California, an area especially subject to earthquakes. Five of the eight largest properties in our office portfolio - US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower and One California Plaza (one of our Joint Venture properties) - are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 46.6% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2006. Because these properties are located so closely together, an earthquake in downtown Los Angeles could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes, particularly losses from an earthquake in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties are well-known landmarks, in particular US Bank Tower in downtown Los Angeles (which was the target of a failed 2002 terrorist plot), and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or may cost more. Five of the eight largest properties in our office portfolio - US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower and One California Plaza (one of our Joint Venture properties) - are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 46.6% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2006. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our Operating Partnership with respect to sales of specified properties.

Our debt level reduces cash available for distribution, including cash available to pay dividends on our common stock and Series A Preferred Stock, and may expose us to the risk of default under our debt obligations.

As of December 31, 2006, our total consolidated indebtedness was approximately $2.8 billion. At December 31, 2006, we also had a $100.0 million secured revolving credit facility with Credit Suisse First Boston, which currently bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC. In addition, the revolving credit facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 207 Goode and Pacific Arts Plaza West properties, the undeveloped land parcel at Washington Mutual Irvine Campus, pledges of equity interest in substantially all property owning subsidiaries of our Operating Partnership and pledges of our interest in the equity of the properties that are part of the Joint Venture. As of December 31, 2006, we had no outstanding borrowings on our revolving credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We may not generate sufficient operating cash flow after debt service to pay the distributions currently contemplated and any such distributions may be financed by additional borrowings until we reduce our leverage level sufficiently to enable us to pay distributions from operating cash flow. In the event of default, our debt agreements may also prevent us from paying distributions necessary to maintain our REIT qualification. Our revolving credit facility also prohibits us from distributing to our stockholders more than 95% of our “funds from operations” (as defined in our revolving credit facility) during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes. Our existing mortgage agreements contain lockbox and cash management provisions, which under certain circumstances limit our ability to utilize available cash flows at the specific property, including paying distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We depend on significant tenants.

As of December 31, 2006, our 20 largest tenants represented approximately 43.0% of our Effective Portfolio’s total annualized rental revenues. Our largest tenants are Sempra Energy and its subsidiaries and Wells Fargo Bank. Sempra Energy, together with its Southern California Gas Company subsidiary leases, as of December 31, 2006, 802,272 net rentable square feet of office space, representing approximately 12.9% of our Effective Portfolio’s total annualized rental revenues. As of December 31, 2006, Wells Fargo Bank leases 381,021 net rentable square feet of office space, representing approximately 2.6% of our Effective Portfolio’s total annualized rent. Our tenants may experience a downturn in their businesses, which may weaken their financial condition, resulting in their failure to make timely rental payments and/or their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

We are currently developing projects at Lantana Media Campus, Park Place II, 17885 Von Karman Avenue and Mission City Corporate Center. We are currently planning development projects at Park Place, San Diego Tech Center, 755 Figueroa, Pacific Arts Plaza, Glendale North, Glendale Center and Wateridge Plaza. These construction projects, and others that we may undertake from time to time, are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include the following:

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

We possess a leasehold interest on the land and air space at Plaza Las Fuentes and the Westin® Pasadena Hotel that, including renewal options, expires in 2047. As of December 31, 2006, we had approximately 458,958 net rentable square feet of office and retail space and a 350-room hotel located on this parcel. If we default under the terms of this long-term lease, we may be liable for damages and lose our interest in Plaza Las Fuentes and the Westin® Pasadena Hotel, including our options to purchase the land and air space subject to the lease.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2006, leases representing 6.2% and 7.8% of the square footage of the properties in our Effective Portfolio will expire in 2007 and 2008, respectively, and an additional 12.4% of the square footage of the properties in our Effective portfolio was available. Above market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our existing portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Effective January 5, 2006, we closed our joint venture with MOF. We may also co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In the case of the Joint Venture and any additional joint ventures, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entities. Additionally we have a right of first opportunity agreement with MOF, which obligates us to offer MOF the first opportunity to invest in any potential acquisition property. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Impasses could also result in either the sale of a building or buildings, the sale of our Joint Venture interest or the purchase of MOF’s interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

A recently announced acquisition of office and development real property subjects us to various risks which could adversely affect our operating results.

On February 13, 2007, we entered into a definitive Purchase Agreement (the “Purchase Agreement”), with various entities controlled by Blackstone Real Estate Advisors (collectively the “Seller”), to acquire all of Seller’s rights, title and interests in 24 properties (the “Properties”), comprised of office space and development real property in Los Angeles County and Orange County, California totaling approximately 7,687,000 rentable square feet (before re-measurement) and developable land that we believe can support approximately 2,186,000 square feet of improvements. The total purchase price of the Properties, which was determined through negotiations between the Operating Partnership and the Seller, is approximately $2,875.0 million, to be paid in cash at closing. We purchased the Properties on an as is, where is basis and with all faults and defects, without any representations or warranties, except as expressly set forth in the Purchase Agreement.

Our ability to complete this acquisition is dependent upon many factors, including satisfaction of closing conditions such as the partial prepayment of an existing loan. Failure to complete the acquisition will result in a loss of acquisition-related costs. Moreover, should the transaction fail to close solely due to a default on our obligations, we are bound to pay liquidated damages to the Seller in the amount of $100 million.

Other risks associated with the acquisition of the Properties include:

•	we may be unable to obtain financing for this acquisition on favorable terms or at all;

•	the Properties may fail to perform as expected;

•	while we intend to immediately seek a joint venture partner for substantially all of the assets, we may be unable to successfully find such a partner;

•
there is no assurance that we will be able to successfully integrate the Properties into our existing portfolio or that the increase in our debt levels will not impair our ability to conduct business going forward; and

•	because we have released the Seller from all claims related to the Properties to the extent provided by law we may be subject to unknown future liabilities without any recourse.

Each of the above instances may potentially have a material adverse effect on our financial position, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

Competitive real estate activities of management. Mr. Maguire has substantial outside business interests, including his controlling interests in the Solana property in Texas, a senior housing project located at 740 South Olive Street and a parking structure located at 17th and Grand Avenue both in the LACBD, 1733 Ocean Avenue, Western Asset Plaza, Water’s Edge I and II and certain other passive real estate investments and Master Investments, LLC, an entity that is a potential competitor. Although Mr. Maguire is party to an employment agreement, which requires that he devote substantially full-time attention to our business and affairs, this agreement also permits Mr. Maguire to devote time to his outside business interests consistent with his past practice prior to our IPO, and we have no assurance that Mr. Maguire will continue to devote any specific portion of his time to us. As a result, these outside business interests could interfere with Mr. Maguire’s ability to devote time to our business and affairs. We are party to a lease for 17,207 square feet at 1733 Ocean Avenue in Santa Monica, California, the location of our executive offices.

Our Chairman and Chief Executive Officer has substantial influence over our affairs. As of February 20, 2007, Mr. Maguire beneficially owns common stock and Units exchangeable for an aggregate of 8,848,036 shares of our common stock, including 52,632 Units beneficially owned through Master Investments, LLC, an entity in which Mr. Maguire owns a 55% interest, representing a total of approximately 16.3% of the total outstanding shares of our common stock on a fully diluted basis. As of December 31, 2006, Mr. Maguire pledged 2,040,039 of these units and 1,567,810 shares of common stock to lenders as collateral for personal loans. Consequently, Mr. Maguire has substantial influence on us and could exercise his influence in a manner that is not in the best interests of our stockholders. Pursuant to the partnership agreement of our Operating Partnership, we may not engage in termination transactions, such as a tender offer, merger or sale of substantially all of our assets, without meeting certain criteria with respect to the consideration to be received by the limited partners and without the consent of partners (including us) holding 50% of all partnership interests.

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates; (ii) we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock and Series A Preferred Stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.’’ For example, in order for the rent payable pursuant to the Westin® Pasadena Hotel lease to constitute “rents from real property,’’ the lease must be respected as a true lease for federal income tax purposes and not treated as a service contract, joint venture or some other type of arrangement. As this determination is inherently factual, we can provide no assurance that our characterization of this hotel lease as a true lease will not be challenged by the IRS or, if challenged, will be sustained by a court. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if our services company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s-length basis.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Mr. Maguire. Among the reasons that Mr. Maguire is important to our success is that he has a national industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with such personnel could diminish. In addition, Mr. Maguire is 71 years old and, although he has informed us that he does not currently plan to retire, his continued service to us cannot be guaranteed. Many of our other senior executives also have strong regional industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

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

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including: (i) “business combination’’ provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder’’ (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and (ii) “control share’’ provisions that provide that “control shares’’ of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition’’ (defined as the direct or indirect acquisition of ownership or control of “control shares’’) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. Our charter, bylaws, the partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might otherwise be in the best interest of our stockholders.

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

Forward-Looking Statements

We make statements in this Form 10-K that are “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), which sets forth the safe harbor from civil liability provided for forward-looking statements. In particular, statements relating to our capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve various risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and we may not be able to realize them in any time period specified or at all. We do not guarantee that the transactions and events described will occur as described (or that they will occur at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,’’ “expects,’’ “may,’’ “will,’’ “should,’’ “seeks,’’ “approximately,’’ “intends,’’ “plans,’’ “pro forma,’’ “estimates’’ or “anticipates’’ or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in Southern California or Colorado;

•	general economic conditions;

•	future terrorist attacks in the U.S.;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	difficulty in operating the properties owned through our Joint Venture;

•	our failure to successfully operate acquired properties and operations;

•	difficulties in disposing of identified properties at attractive valuations or at all;

•	our failure to reduce our level of indebtedness;

•	our failure to successfully develop or redevelop properties;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Existing Portfolio

At December 31, 2006, we own whole or partial interests in 24 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking. Excluding the 80% interest that we do not own in the Joint Venture, our Effective Portfolio’s share of the Total Portfolio is approximately 12.7 million square feet. We also own undeveloped land adjacent to existing office properties that we believe can support up to approximately 6.9 million square feet of office, retail and residential uses and an additional 6.1 million square feet of structured parking.

As of December 31, 2006, the Joint Venture owned the following office properties the “Joint Venture Portfolio”:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	990,076
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
Stadium Gateway	Anaheim, CA	272,826
San Diego Tech Center	San Diego, CA	646,630
Wells Fargo Center	Denver, CO	1,203,275
Total		3,853,937

The following table summarizes our Total Portfolio as of December 31, 2006:

Property by Submarket				Ownership	Square Feet		Leased % and In-Place Rents
Property	Number of Buildings	Number of Tenants	Year Built / Renovated	%	Net Building Rentable	Effective	% Leased	Total Annualized Rents (1)	Effective Annualized Rents (1)	Annualized Rent $/RSF (2)

Office Properties
Los Angeles County
Los Angeles Central Business District:
Gas Company Tower	1	14	1991	100%	1,322,211	1,322,211	91.6%	$32,884,321	$32,884,321	$27.16
US Bank Tower	1	44	1989	100%	1,395,231	1,395,231	85.5%	31,449,794	31,449,794	26.37
Wells Fargo Tower	2	70	1982	100%	1,390,611	1,390,611	91.0%	24,551,336	24,551,336	19.40
KPMG Tower	1	24	1983	100%	1,139,730	1,139,730	67.1%	15,726,739	15,726,739	20.55
777 Tower	1	32	1991	100%	1,008,110	1,008,110	88.7%	17,557,834	17,557,834	19.62
One California Plaza (3)	1	37	1985	20%	990,076	198,015	87.9%	16,128,966	3,225,793	18.54
Total LACBD Submarket	7	221			7,245,969	6,453,908	85.6%	138,298,990	125,395,817	22.31

Tri-Cities Submarket
Glendale Center	2	3	1973/1996	100%	386,365	386,365	80.9%	7,003,304	7,003,304	22.40
801 North Brand	1	33	1987	100%	282,498	282,498	87.2%	4,361,493	4,361,493	17.70
701 North Brand	1	13	1978	100%	131,129	131,129	100.0%	2,148,635	2,148,635	16.39
700 North Central	1	21	1979	100%	134,168	134,168	90.9%	1,827,587	1,827,587	14.99
Plaza Las Fuentes	3	9	1989	100%	192,958	192,958	100.0%	3,712,430	3,712,430	19.24
Total Tri-Cities Submarket	8	79			1,127,118	1,127,118	89.2%	19,053,449	19,053,449	18.95

Santa Monica Professional and Entertainment Submarket
Lantana Media Campus	3	20	1989/2001	100%	331,188	331,188	94.4%	10,245,244	10,245,244	32.78
Total Submarket	3	20			331,188	331,188	94.4%	10,245,244	10,245,244	32.78

Cerritos Office Submarket
Cerritos - Phase I (3)	1	1	1999	20%	221,968	44,394	100.0%	5,666,843	1,133,369	25.53
Cerritos - Phase II (3)	1	-	2001	20%	104,567	20,913	100.0%	2,482,421	496,484	23.74
Total Cerritos Submarket	2	1			326,535	65,307	100.0%	8,149,264	1,629,853	24.96

Total Los Angeles County	20	321			9,030,810	7,977,521	86.9%	$175,746,947	$156,324,363	$22.12

Orange County
John Wayne Airport Submarket
Park Place	8	42	1977/2002	100%	1,794,034	1,794,034	84.7%	$21,984,350	$21,984,350	$14.46
Washington Mutual Irvine Campus (3)	4	1	1989/2004	20%	414,595	82,919	100.0%	8,887,052	1,777,410	21.44
Total Airport Submarket	12	43			2,208,629	1,876,953	87.6%	30,871,402	23,761,760	15.96

Costa Mesa Submarket
Pacific Arts Plaza	8	49	1982	100%	785,123	785,123	88.8%	14,467,330	14,467,330	20.75
Total Costa Mesa Submarket	8	49			785,123	785,123	88.8%	14,467,330	14,467,330	20.75

Anaheim Submarket
Stadium Gateway (3)	1	8	2001	20%	272,826	54,565	100.0%	5,302,231	1,060,446	19.43
Total Submarket	1	8			272,826	54,565	100.0%	5,302,231	1,060,446	19.43

Total Orange County	21	100			3,266,578	2,716,641	88.9%	$50,640,963	$39,289,537	$17.43

San Diego County
UTC (University Town Center) Submarket
Regents Square I & II	3	56	1986	100%	311,756	311,756	91.1%	$7,015,290	$7,015,290	$24.69
Total UTC Submarket	3	56			311,756	311,756	91.1%	7,015,290	7,015,290	24.69

Sorrento Mesa Submarket
Wateridge Plaza	3	5	1984	100%	267,579	267,579	100.0%	6,254,256	6,254,256	23.37
San Diego Tech Center (3)	11	33	1984/1986	20%	646,630	129,326	98.7%	11,134,373	2,226,875	17.44
Total Sorento Mesa Submarket	14	38			914,209	396,905	99.1%	17,388,629	8,481,131	19.20

Mission Valley Submarket
Mission City Corporate Center	3	13	1990	100%	190,747	190,747	97.7%	4,127,810	4,127,810	22.14
Pacific Center	2	27	1988	100%	439,057	439,057	91.1%	8,878,801	8,878,801	22.20
Total Mission Valley Submarket	5	40			629,804	629,804	93.1%	13,006,611	13,006,611	22.18

Total San Diego County	22	134			1,855,769	1,338,465	95.7%	$37,410,530	$28,503,032	$21.06

Other
Denver, CO - Downtown Submarket
Wells Fargo Center - Denver (3)	1	41	1983	20%	1,203,275	240,655	95.9%	19,807,794	3,961,559	17.16
Total Other	1	41			1,203,275	240,655	95.9%	19,807,794	3,961,559	17.16

Total Office Properties	64	596			15,356,432	12,273,282	89.1%	$283,606,234	$228,078,490	$20.73

Property by Submarket				Ownership	Square Feet		Leased % and In-Place Rents
Property	Number of Buildings	Number of Tenants	Year Built / Renovated	%	Net Building Rentable	Effective	% Leased	Total Annualized Rents (1)	Effective Annualized Rents (1)	Annualized Rent $/RSF (2)
Retail Property
John Wayne Airport Submarket
Park Place	8	35	1981	100%	122,533	122,533	98.1%	$3,576,888	$3,576,888	$29.75
Total Retail Properties	8	35			122,533	122,533	98.1%	3,576,888	3,576,888	29.75

Total Office & Retail Properties	72	631			15,478,965	12,395,815	89.1%	287,183,122	$231,655,378	20.81
Effective Portfolio (4)							87.6%			$21.34

Hotel Property			Year Built/ Renovated	Ownership	SQFT	Effective SQFT	Available Rooms (5)	Average Occupancy (5)	Average Daily Rate (6)	Revenue Per Room (7)
Westin Hotel, Pasadena, CA			1989	100%	266,000	266,000	350	81.6%	$173.92	$141.92
Total Hotel Property					266,000	266,000	350	81.6%	$173.92	$141.92

Total Effective Portfolio					15,744,965	12,661,815

Parking Properties	Vehicle Capacity (9)	Effective Vehicle Capacity			SQFT	Effective SQFT	Annualized Parking Revenue(10)	Effective Annualized Parking Revenue(11)	Effective Annualized Parking Revenue per Vehicle Capacity(12)
On-Site Parking	26,230	19,632			8,038,950	6,117,596	$39,009,675	$32,404,588	$1,651
Off-Site Garages (8)	5,542	5,542			1,815,453	1,815,453	9,288,705	9,288,705	1,676
Total Parking Properties	31,772	25,174			9,854,403	7,933,049	$48,298,380	$41,693,293	$1,656

Total Portfolio					25,599,368	20,594,864

__________
(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2006. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.

(3)	A Joint Venture property.

(4)	Includes 100% of our consolidated portfolio and 20% of our Joint Venture Portfolio.

(5)	Average occupancy represents the number of occupied rooms in the applicable period divided by the product of the total number of rooms and 365 days in the period.

(6)	Average daily rate represents the total room revenue for the applicable period divided by the number of occupied rooms.

(7)
Revenue per available room, or REVPAR, represents the total room revenue per total available rooms for the applicable period and is calculated by multiplying average occupancy by the average daily rate.

(8)	Our off-site garages consist of our X-2, Westlawn, World Trade Center and 777 Tower adjacent garages, in the LACBD and 127 Burchett located in the Tri-Cities submarket.

(9)	Vehicle capacity represents total estimated available parking spaces, including aisle area.

(10)	Annualized parking revenue represents the annualized quarterly parking revenue at December 31, 2006.

(11)
Effective annualized parking revenue represents the annualized quarterly parking revenue at December 31, 2006, adjusted to include 100% of our consolidated portfolio and 20% of our Joint Venture Portfolio.

(12)	Effective annualized parking revenue per vehicle capacity represents the annualized parking revenue as computed above, divided by the vehicle capacity.

Tenant Information

Our Total Portfolio is currently leased to 631 tenants, many of which are nationally recognized firms in the financial services, entertainment, accounting and law sectors. The following table sets forth information regarding the 20 largest tenants in our office portfolio based on annualized rent for the Effective Portfolio as of December 31, 2006:

	Tenant	Number of Locations	Annualized Rent (1)	% of Total Annualized Rent	Total Leased Square Feet	% of Aggregate Leased Square Feet of Effective Portfolio	Weighted Average Remaining Lease Term in Months	S & P Credit Rating / National Recognition (2)

	Rated
1	Southern California Gas Company	1	$21,283,883	9.2%	576,516	5.4%	58	A
2	Sempra (Pacific Enterprises)	1	8,504,539	3.7%	225,756	2.1%	42	A
3	Wells Fargo Bank	2	6,091,330	2.6%	381,021	3.5%	73	AA+
4	Cardinal Health	1	4,751,027	2.1%	185,982	1.7%	14	BBB
5	Bank of America	3	4,001,142	1.7%	182,617	1.7%	59	AA
6	Disney Enterprises	1	3,706,960	1.6%	156,215	1.4%	54	A-
7	US Bank, National Association	1	3,502,858	1.5%	154,304	1.4%	102	AA
8	State Farm Mutual Auto Insurance Company	3	2,546,578	1.1%	171,497	1.6%	36	AA
9	Washington Mutual, FA	3	2,489,605	1.1%	112,487	1.0%	58	A
10	GMAC Mortgage Corporation	1	2,342,898	1.0%	130,161	1.2%	84	AAA

	Total Rated / Weighted Average (3)		59,220,820	25.6%	2,276,556	21.0%	58

	Total Investment Grade Tenants		98,099,032	42.3%	4,392,313	40.5%

	Unrated - Nationally Recognized
11	Latham & Watkins	2	$9,762,892	4.2%	361,524	3.3%	48	2nd Largest US Law Firm
12	Gibson Dunn & Crutcher	1	6,157,493	2.7%	268,268	2.5%	131	19th Largest US Law Firm
13	Munger Tolles & Olson	1	4,086,534	1.8%	186,890	1.7%	182	129th Largest US Law Firm
14	Sidley Austin Brown & Wood	1	3,176,596	1.4%	223,376	2.0%	172	5th Largest US Law Firm
15	Morrison & Foerster	1	3,469,400	1.5%	138,776	1.3%	81	22nd Largest US Law Firm
16	Marsh USA, Inc.	1	3,351,848	1.4%	191,244	1.8%	136	Prominent Risk Management Firm
17	KPMG	1	2,987,844	1.3%	175,525	1.6%	90	4th Largest US Accounting Firm
18	Bingham McCutchen	1	2,799,537	1.2%	104,712	1.0%	73	27th Largest US Law Firm
19	Kirkland & Ellis	1	2,348,399	1.0%	106,523	1.0%	38	9th Largest US Law Firm
20	Oaktree Capital Management	1	2,168,671	0.9%	130,338	1.2%	122	Prominent International Investment Firm

	Total Unrated / Weighted Average (3)		40,309,214	17.4%	1,887,176	17.4%	109

	Total Nationally Recognized Tenants		59,504,449	25.7%	2,877,056	26.5%

	Total / Weighted Average (3)		$99,530,034	43.0%	4,163,732	38.4%	81

	Total Investment Grade or Nationally Recognized Tenants		$157,603,481	68.0%	7,269,369	67.0%
 __________
(1)
Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2006, multiplied by 12; for those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized base rent.

(2)	S&P credit ratings are as of December 31, 2006, and rankings of law firms are based on total gross revenue in 2005 as reported by American Lawyer Media's LAW.com.

(3)	The weighted average calculation is based on the effective net rentable square feet leased by each tenant, which reflects our pro-rata share of the Joint Venture.

As of December 31, 2006, we had 631 tenants. The following table presents the diversification of the tenants occupying space in our Effective Portfolio by industry as of December 31, 2006.

NAICS Code	North American Industrial Classification System Description	Total Leased Square Feet	Percentage of Effective Portfolio Leased Square Feet

5411	Legal Services	2,629,482	24.22%
521 - 525	Finance and Insurance	3,713,716	34.20%
511 - 518	Information	853,444	7.86%
221	Utilities	872,834	8.04%
311 - 339	Manufacturing	152,838	1.41%
541	Professional, Scientific & Technical Services	1,166,717	10.75%
611	Educational Services	66,650	0.61%
721 - 722	Accommodation and Food Services	250,086	2.30%
531 - 532	Real Estate and Rental and Leasing	248,181	2.29%
921 - 923	Public Administration	110,893	1.02%
	Other	793,063	7.30%
		10,857,904	100.00%

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

Lease Distribution

The following table presents information relating to the distribution of leases in our Effective Portfolio based on the effective net rentable square feet under lease as of December 31, 2006:

Square Feet Under Lease	Number of Leases	Percent of all Leases	Total Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Rent	Percentage of Annualized Rent

less than 2,500	201	29.6%	192,207	1.8%	$5,179,147	2.2%
2,501-10,000	233	34.3%	1,059,011	9.8%	22,928,149	9.9%
10,001-20,000	93	13.7%	1,125,653	10.4%	22,172,854	9.6%
20,001-40,000	65	9.6%	1,396,380	12.9%	27,411,752	11.8%
40,001-100,000	55	8.1%	2,496,380	22.9%	48,104,516	20.8%
greater than 100,000	32	4.7%	4,588,273	42.2%	105,858,960	45.7%
TOTAL	679	100.0%	10,857,904	100.0%	$231,655,378	100.0%

Lease Expirations

The following table presents a summary of lease expirations for our Total Portfolio excluding our Joint Venture Portfolio (our “Wholly Owned Portfolio”) for leases in place at December 31, 2006 plus available space, for each of the ten calendar years beginning January 1, 2007. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Rent ($000s)	Percentage of Gross Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)

Available	1,502,405	12.9%
2007	724,590	6.2%	$15,881	7.3%	$21.92	$22.08
2008	915,229	7.9%	19,210	8.8%	20.99	21.49
2009	894,766	7.7%	20,760	9.5%	23.20	24.05
2010	1,448,278	12.5%	30,694	14.1%	21.19	23.20
2011	1,937,945	16.7%	47,460	21.8%	24.49	26.70
2012	609,637	5.2%	11,888	5.5%	19.50	22.58
2013	1,273,829	11.0%	24,866	11.4%	19.52	22.15
2014	313,132	2.7%	5,048	2.3%	16.12	21.90
2015	459,592	4.0%	11,025	5.1%	23.99	29.45
2016	124,276	1.1%	2,256	1.0%	18.15	24.75
Thereafter	1,421,349	12.2%	28,686	13.2%	20.18	25.19
Total	11,625,028	100.0%	$217,774	100.0%	$21.51	$23.86
__________
(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

The following table presents a summary of lease expirations for our Joint Venture Portfolio for leases in place at December 31, 2006 plus available space, for each of the ten calendar years beginning January 1, 2007. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Rent	Percentage of Total Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)

Available	177,532	4.6%	-
2007	241,708	6.3%	$4,507,315	6.5%	$18.65	$18.68
2008	283,929	7.4%	5,294,542	7.6%	18.65	19.11
2009	541,976	14.0%	9,719,204	14.0%	17.93	19.25
2010	422,101	11.0%	9,200,244	13.3%	21.80	24.45
2011	460,697	12.0%	8,964,707	12.9%	19.46	21.72
2012	303,717	7.9%	5,569,039	8.0%	18.34	17.16
2013	536,901	13.9%	9,031,462	13.0%	16.82	18.01
2014	653,045	16.9%	12,752,937	18.4%	19.53	24.81
2015	105,013	2.7%	2,198,638	3.2%	20.94	22.26
2016	81,033	2.1%	1,270,766	1.8%	15.68	23.08
Thereafter	46,285	1.2%	900,826	1.3%	19.46	30.33
Total	3,853,937	100.0%	$69,409,680	100.0%	$18.88	$21.34
__________
(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the indicated dates, the percentage leased and annualized rent per leased square foot for our Effective Portfolio:

Date	Percent Leased	Annualized Rent per Square Foot (1)

December 31, 2006	87.6%	$21.34
December 31, 2005	91.6%	19.88
December 31, 2004	91.3%	20.32
__________
(1)
Annualized rent per leased square foot represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

Historical Tenant Improvements and Leasing Commissions (1) (2)

The following table sets forth certain historical information regarding tenant improvements and leasing commission costs for tenants in our Effective Portfolio through December 31, 2006. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they were actually paid.

	2006	2005	2004
Renewals (3)
Number of Leases	74	67	29
Square Feet	824,516	740,375	296,203
Tenant Improvement Costs per Square Foot (4)	$29.22	$11.25	$15.49
Leasing Commission Costs per Square Foot (5)	$8.18	$3.64	$5.98
Total Tenant Improvements and Leasing Commissions
Costs per Square Foot	$37.40	$14.89	$21.47
Costs per Square Foot per Year	$4.78	$3.46	$4.31

New / Modified Leases (5)
Number of Leases	147	138	48
Square Feet	1,015,192	1,047,634	453,301
Tenant Improvement Costs per Square Foot (4)	$20.93	$24.29	$36.28
Leasing Commission Costs per Square Foot (5)	$6.34	$5.41	$9.28
Total Tenant Improvements and Leasing Commissions
Costs per Square Foot	$27.27	$29.70	$45.56
Costs per Square Foot per Year	$4.33	$4.78	$4.26

Total
Number of Leases	221	205	77
Square Feet	1,839,708	1,788,009	749,504
Tenant Improvement Costs per Square Foot (4)	$24.64	$18.89	$28.06
Leasing Commission Costs per Square Foot (5)	$7.16	$4.68	$7.97
Total Tenant Improvements and Leasing Commissions
Costs per Square Foot	$31.80	$23.57	$36.03
Costs per Square Foot per Year	$4.55	$4.36	$4.20
__________
(1)	Based on leases executed during the period. Excludes leases to related parties, short-term leases less than six months, and build out costs for raw space.

(2)
Tenant Improvements and Leasing Commission information for One California Plaza, Park Place I, Park Place II, Lantana Media Campus, CommonWealth Properties portfolio acquisition, San Diego Tech Center, Pacific Center, Stadium Gateway, and 701 N Brand assets are included from the dates of acquisition which are November 6, 2003, April 14, 2004, July 23, 2004, December 16, 2004, March 15, 2005, April 6, 2005, February 6, 2006, January 6, 2006, and September 22, 2006 respectively.

(3)	Does not include retained tenants that have relocated to new space or expanded into new space.

(4)	Tenant Improvements include improvements and lease concessions.

(5)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

Historical Capital Expenditures (1)

The following table sets forth certain information regarding historical non-recoverable and recoverable capital expenditures in our Effective Portfolio for the years ended December 31, 2006, 2005 and 2004. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases, but are borne by us to the extent of the unleased space in our portfolio.

	2006	2005	2004

Non-recoverable Capital Expenditures (2)	$2,607,195	$4,502,547	$1,046,178
Total Square Feet (3)	12,247,589	9,150,550	6,783,532
Non-recoverable Capital Expenditures per Square Foot	$0.21	$0.49	$0.15

Recoverable Capital Expenditures (4), (5)	$1,451,772	$1,553,935	$3,009,186
Total Square Feet (3)	12,247,589	9,150,550	6,783,532
Recoverable Capital Expenditures per Square Foot	$0.12	$0.17	$0.44
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

(2)	Excludes $507,000, $619,000 and $65,000 of non-recoverable capital expenditures for the years ended 2006, 2005 and 2004, respectively, incurred at acquired properties following their acquisition.

(3)
The square footages of Cerritos Corporate Center Phases I and II and Washington Mutual Irvine Campus are deducted from the total square feet amount as the tenant pays for all capital expenditure activities.

(4)
Recoverable capital improvements, such as equipment upgrades, are generally financed through a capital lease. The annual amortization, based on each asset’s useful life, as well as any financing costs, are generally billed to tenants on an annual basis as payments are made. The amounts presented represent the total value of the improvements in the year they are made.

(5)	Excludes $506,000 of recoverable capital expenditures for the year ended 2005 that were incurred at acquired properties following their acquisition.

The following table sets forth certain information regarding historical capital expenditures at our hotel property through December 31, 2006:

	For the Year Ended December 31,
Westin® Hotel, Pasadena, CA	2006	2005	2004

Hotel Improvements and Equipment Replacements	$730,531	$313,011	$20,436
Total Hotel Revenue	$27,053,648	$24,037,425	$20,518,964
Hotel Improvements as a Percentage of Hotel Revenue	2.70%	1.30%	0.10%
Renovation and Upgrade Costs (1)	$164,072	$3,461,780	$7,037,822
__________
(1) The Westin® Hotel underwent a $12.2 million renovation from December 2002 through August 2005 of which $3.5 million was funded by Westin®.

Undeveloped Properties

As of December 31, 2006, we had approximately 2.7 million square feet of construction in progress and developable land that we believe can support an additional 10.4 million square feet:

		As of December 31, 2006
Property	Location	Percentage Pre-Leased	Developable Square Feet (1)	Type of Planed Development

Construction in Progress

Lantana Media Campus	Santa Monica, CA	N/A	198,000	Office
Lantana Media Campus - Structured Parking	Santa Monica, CA	N/A	223,000	Parking
Park Place - 3161 Michelson	Irvine, CA	52%	530,000	Office
Park Place - 3161 Michelson - Structured Parking	Irvine, CA	N/A	1,338,000	Parking
17885 Von Karman Avenue	Irvine, CA	N/A	150,000	Office
Mission City Corporate Center	San Diego, CA	N/A	92,000	Office
Mission City Corporate Center - Structured Parking	San Diego, CA	N/A	128,000	Parking

	Total Construction in Progress		2,659,000

Development Pipeline

Park Place - Residential	Irvine, CA	N/A	1,052,000	Residential
Park Place - Office, Retail & Hotel	Irvine, CA	N/A	1,285,000	Office, Retail and Hotel
Park Place - Structured Parking	Irvine, CA	N/A	2,225,000	Parking
San Diego Tech Center (2), (3)	San Diego, CA	N/A	1,320,000	Office
San Diego Tech Center	San Diego, CA	N/A	1,433,000	Parking
755 Figueroa	Los Angeles, CA	N/A	930,000	Office
755 Figueroa - Structured Parking	Los Angeles, CA	N/A	266,000	Parking
Pacific Arts Plaza	Costa Mesa, CA	N/A	468,000	Office
Pacific Arts Plaza (4)	Costa Mesa, CA	N/A	300,000	Residential
Pacific Arts Plaza - Structured Parking	Costa Mesa, CA	N/A	208,000	Parking
Glendale Center - Phase II	Glendale, CA	N/A	264,000	Office & Retail
Glendale Center - Phase II Structured Parking	Glendale, CA	N/A	158,000	Parking
207 Goode (formerly 200 Burchett)	Glendale, CA	N/A	187,000	Office
Wateridge Plaza	Sorrento Mesa, CA	N/A	170,000	Office
Wateridge Plaza (5)	Sorrento Mesa, CA	N/A	153,000	Parking

	Total Development Pipeline		10,419,000
__________
(1)	The square feet numbers presented represent the office, retail, residential and parking footages that the Company estimates can be developed on the referenced property.

(2)	Land held for development was not contributed to the Joint Venture.

(3)	The third phase contemplates the demolition of 120,000 square feet of existing space.

(4)	Requires the demolition of approximately 68,000 square feet of office space.

(5)	Replaces existing structured parking.

Secured Debt

As of December 31, 2006, we had approximately $2.79 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by 18 properties, two construction loans and one mezzanine loan secured by a pledge of the equity interests of the fee owners of Wateridge Plaza. The weighted average interest rate on this indebtedness as of December 31, 2006 was 5.36% (based on the 30-day LIBOR rate at December 31, 2006 of 5.32%). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 8, Note 5, of Notes to Consolidated Financial Statements” included in this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2006.

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

	High	Low	Last	Distributions
Quarter Ended March 31, 2005	$27.40	$23.19	$23.88	$0.4000
Quarter Ended June 30, 2005	$28.39	$23.07	$28.34	$0.4000
Quarter Ended September 30, 2005	$30.37	$25.92	$30.05	$0.4000
Quarter Ended December 31, 2005	$32.43	$27.33	$30.90	$0.4000
Quarter Ended March 31, 2006	$36.60	$30.15	$36.50	$0.4000
Quarter Ended June 30, 2006	$36.47	$30.98	$35.17	$0.4000
Quarter Ended September 30, 2006	$41.53	$34.70	$40.74	$0.4000
Quarter Ended December 31, 2006	$44.12	$39.32	$40.00	$0.4000

The closing price of our common stock as of February 28, 2007 was $39.06.

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

As of February 28, 2007, there were 172 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on a historical basis for our company, and on a combined historical basis for the Predecessor. We have not presented historical information for our company prior to June 27, 2003, the date on which we consummated our IPO, because during the period from our formation until our IPO, we did not have any material corporate activity.

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

The following data should be read in conjunction with our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

THE COMPANY AND THE PREDECESSOR
(in thousands except for share data)

	The Company				The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Period June 27, 2003 through December 31, 2003	Period January 1, 2003 through June 26, 2003	December 31, 2002

Statement of Operations Data:
Rental revenues	$266,883	$298,576	$187,748	$73,084	$28,732	$44,266
Tenant reimbursements	88,554	109,201	79,664	35,181	13,367	20,234
Hotel operations	27,054	24,037	20,519	9,711	8,738	20,005
Other revenues	79,715	55,393	38,783	19,396	8,220	15,993
Total revenues	462,206	487,207	326,714	137,372	59,057	100,498

Rental property operating and
maintenance expenses	91,718	99,915	69,245	27,600	12,277	17,006
Hotel operating and maintenance expenses	17,323	15,739	14,497	6,925	6,863	15,556
Real estate taxes	35,181	42,330	24,430	10,775	2,962	4,532
Parking expenses	12,368	11,966	9,293	3,733	1,295	1,727
General and administrative and other	37,016	21,692	17,530	24,507	15,003	16,417
Ground lease	543	2,664	2,657	777	272	543
Depreciation and amortization expense	144,690	166,878	86,587	30,811	11,387	16,774
Interest expense	137,178	157,284	64,235	26,206	24,853	38,975
Loss from early extinguishment of debt	11,440	1,769	791	46,760	6,667	3,967
Total expenses	487,457	520,237	289,265	178,094	81,579	115,497

(Loss) income from continuing operations before equity in net
(loss) income of real estate entities, equity in net loss of unconsolidated joint venture, gain on sale of real estate
and minority interests	(25,251)	(33,030)	37,449	(40,722)	(22,522)	(14,999)
Equity in net (loss) income of real
estate entities	-	-	-	(25)	1,648	(162)
Equity in net loss of unconsolidated joint venture	(3,746)	-	-	-	-	-
Gain on sale of real estate	108,469	-	-	-	-	-
Minority interests attributable to continuing operations	(9,146)	9,516	(3,982)	9,731	(275)	465
Income (loss) from continuing operations	70,326	(23,514)	33,467	(31,016)	(21,149)	(14,696)

Loss from discontinued operations before minority interests	-	(375)	-	-	-	-
Minority interests attributable to discontinued operations	-	71	-	-	-	-
Loss from discontinued operations	-	(304)	-	-	-	-

Net income (loss)	70,326	(23,818)	33,467	(31,016)	$(21,149)	$(14,696)

Preferred stock dividends	(19,064)	(19,064)	(17,899)	-
Net income (loss) available to common shareholders	$51,262	$(42,882)	$15,568	$(31,016)

Basic income (loss) per share
available to common shareholders	$1.11	$(0.99)	$0.37	$(0.74)
Diluted income (loss) per share available to
common stockholders	$1.09	$(0.99)	$0.36	$(0.74)

Weighted-average common shares outstanding:
Basic	46,257,573	43,513,810	42,504,134	42,009,487

Diluted	46,931,433	43,513,810	42,679,124	42,009,487

Cash dividends declared per common share	$1.60	$1.60	$1.60	$0.82

	The Company				The Predecessor
	December 31,				December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data (at end of period):
Investments in real estate, net	$3,017,249	$3,588,623	$2,220,665	$1,553,449	$549,384
Total assets	3,511,729	4,069,191	2,603,894	1,805,918	622,039
Mortgage and other secured loans	2,794,349	3,353,234	1,805,450	1,211,250	658,038
Total liabilities	3,051,146	3,592,484	1,994,329	1,373,916	781,207
Minority interests (deficit)	28,671	40,070	72,198	88,578	(12,889)
Stockholders'/owners' equity (deficit)	431,912	436,637	537,367	343,424	(146,279)
Total liabilities and stockholders'/owners' equity (deficit)	3,511,729	4,069,191	2,603,894	1,805,918	622,039

Cash flows from (for the year ended):
Operating activities	$105,992	$104,817	$105,113	$(70,826)	$3,283
Investing activities	(65,426)	(1,494,618)	(614,155)	(446,513)	(28,024)
Financing activities	15,523	1,370,340	529,802	558,098	25,598

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors.”

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

Through Maguire Properties, L.P. (the “Operating Partnership”), we own whole or partial interests in 24 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (“Total Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated joint venture we own in conjunction with Macquarie Office Trust (“MOF”), our share of the Total Portfolio is approximately 12.7 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our economic interest in the office and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly Owned Properties	18	52	11,891,028	7,452,710	23,525	11,891,028	7,452,710	23,525
Unconsolidated Joint Venture	6	20	3,853,937	2,401,693	8,247	770,787	480,339	1,649
Total	24	72	15,744,965	9,854,403	31,772	12,661,815	7,933,049	25,174

Weighted Average Leased			89.1%			87.6%

Our Total Portfolio includes 24 properties located in nine submarkets in Los Angeles County, Orange County and San Diego County as well as one property in Denver, Colorado. Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2006, investment grade rated tenants generated 42.3% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 25.7% of the annualized rent of our Effective Portfolio. The weighted-average remaining lease term of our Effective Portfolio tenants was approximately 5.4 years as of December 31, 2006.

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

As of December 31, 2006 the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	990,076
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
Stadium Gateway	Anaheim, CA	272,826
San Diego Tech Center	San Diego, CA	646,630
Wells Fargo Center	Denver, CO	1,203,275
Total		3,853,937

We own a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties. We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing. Additionally, we are potentially entitled to out-performance distributions based on the results of the Joint Venture.

In 2006, rental and vacancy rates improved in our submarkets, especially those of the Santa Monica Professional and Entertainment, the Tri-Cities, the Orange County and the San Diego County submarkets. Our portfolio operating strategy during the year focused upon two principal leasing objectives: (i) to lease vacant space in our buildings to creditworthy tenants and (ii) to negotiate renewals for soon to be expiring leases.

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

2006 Acquisitions

On February 6, 2006, we completed the acquisition of Pacific Center, a 6.4-acre office campus with two 10-story buildings located in the Mission Valley submarket of San Diego, California. The purchase price for Pacific Center was approximately $149.0 million and was paid for in cash from the net proceeds of our transaction with MOF.

On September 22, 2006, we purchased the building located at 701 North Brand and the remaining 50% interest in an adjacent 1,608 car garage (we acquired the initial 50% interest in the garage as part of the 2005 CommonWealth portfolio acquisition) in Glendale for $45.0 million. The purchase was funded with a $33.75 million ten-year, interest-only loan from California Credit Union (the seller) that bears interest at a fixed rate of 5.87% and cash on hand.

2006 Dispositions

On March 28, 2006, we sold 808 South Olive Garage (the “808 Garage”), a parking garage located in downtown Los Angeles, California, for $26.5 million to Zaytim, LLC. Certain tenants of the Gas Company Tower and US Bank Tower are required under their existing leases to purchase monthly off-site parking passes through the end of their lease terms. The Gas Company Tower and US Bank Tower have historically met this offsite parking requirement through an existing parking easement agreement between the Gas Company Tower and the 808 Garage. This easement was amended and restated (the “Amended Parking Easement”) in connection with the sale of the 808 Garage to Zaytim, LLC. In accordance with the Amended Parking Easement Agreement, the 808 Garage is obligated to provide a specified number of monthly parking spaces (initially 777 spaces, decreasing to 553 spaces on June 1, 2007 and 498 spaces on July 1, 2010 and expiring on November 8, 2011) to the Gas Company Tower in exchange for receiving specified fixed monthly payments, representing both consideration for the parking spaces provided as well as a reimbursement of a pro rata share of the operating expenses of the 808 Garage. Zaytim, LLC will receive approximately $8.6 million in consideration for the period from March 28, 2006 through November 8, 2011 from the Gas Company Tower in connection with the Amended Parking Easement Agreement. For accounting purposes, the Amended Parking Easement is considered a lease and as a result, the transaction is considered a sale-leaseback with a sublease to the tenants at Gas Company Tower and US Bank Tower. As a result, this transaction does not qualify as a sale under SFAS 66 or a sale-leaseback under SFAS 98, and will be accounted for as a financing. The net sales consideration of $25.3 million received from Zaytim, LLC has been recorded as a liability and is included in accounts payable and other liabilities in our balance sheet as of December 31, 2006.

2006 Financing Activities

On April 20, 2006, we completed a $121.2 million, interest-only ten-year mortgage financing with Greenwich Capital Financial secured by Pacific Center. The mortgage loan has a fixed rate of 5.76% with a maturity date of May 6, 2016. The forward-starting interest rate swap associated with this anticipated mortgage financing was assigned to the lender as part of the transaction in exchange for a lower stated interest rate of 5.84%. Accordingly, we recorded the borrowing net of a $4.6 million loan discount.

On June 27, 2006, we completed a $125.0 million, interest-only ten-year mortgage refinancing with Nomura Credit and Capital secured by Glendale Center to replace our existing $80.0 million Glendale Center loan. The mortgage loan has a fixed rate of 5.82% with a maturity date of August 11, 2016. We used $33.0 million of the proceeds to paydown our $450.0 million, five-year financing (the “Term Loan”) completed in connection with the CommonWealth portfolio acquisition, discussed below. In connection with the payoff of the existing mortgage and paydown of the Term Loan, we recognized a $4.1 million loss on early extinguishment of debt due to a $3.1 million prepayment penalty and a $1.0 million write-off of unamortized loan costs.

On August 7, 2006, we completed a $458.0 million mortgage refinancing with Nomura Credit & Capital, Inc. for the Gas Company Tower and World Trade Center Garage properties. The new mortgage is a ten-year, interest-only, fixed rate loan that bears interest at 5.10% and matures on August 11, 2016. The proceeds were used to pay off the existing mortgage of $280.0 million and pay down $165.0 million of the Term Loan. In connection with the payoff of the existing mortgage, we recognized a $2.0 million loss on early extinguishment of debt due to a write-off of unamortized loan costs and a $3.2 million gain (included in other income) previously deferred related to the Gas Company Tower swap sold in July 2004. In addition, we recognized $1.8 million in loss from early extinguishment of debt due to a write-off of unamortized loan costs related to the Term Loan.

On September 29, 2006, we completed a $240.0 million construction loan financing among Eurohypo AG, New York Branch, as Administrative Agent and certain lenders signatory thereto for the purpose of funding costs pertaining to the construction of a 531,000 square foot office building and two parking garages with a parking capacity of approximately 6,200 vehicles at the Park Place campus at 3161 Michelson Drive, Irvine, California. The construction loan will bear interest at a rate of LIBOR + 2.25% (7.57% at December 31, 2006) and will mature on September 30, 2008, with three one-year extension options. As of December 31, 2006, $113.5 million was outstanding on the construction loan.

On October 10, 2006, we completed a $273.0 million refinancing with Bank of America, N.A. for the property located at 777 South Figueroa Street, Los Angeles, California. The mortgage loan is an interest-only, seven-year mortgage, which bears interest at a fixed rate of 5.84% and matures on November 1, 2013. The forward-starting interest rate swap associated with this anticipated mortgage financing was assigned to the lender as part of the transaction in exchange for a lower stated interest rate of 5.84%. Accordingly, we recorded the borrowing net of a $4.6 million loan discount. On October 13, 2006, $104.0 million of the proceeds from this refinancing and $63.0 million of available cash on hand were used to repay the remaining $167.0 million outstanding on our Term Loan. Accordingly, we recorded $1.0 million in loss from early extinguishment of debt during the fourth quarter due to a $0.6 million prepayment penalty and a $0.4 million write-off of unamortized loan costs related to the 777 Tower refinancing. In addition, we recorded a $1.9 million loss on early extinguishment of debt during the fourth quarter due to a write-off of unamortized loan costs related to the payoff of the Term Loan.

On December 26, 2006, we completed a $39.7 million construction loan financing with Guaranty Bank for the purpose of funding costs pertaining to the construction of a 150,000 square foot office building at the Washington Mutual Irvine campus. The construction loan will bear interest at a rate of LIBOR + 1.80% (7.18% at December 31, 2006), and will mature on December 30, 2008, with a one-year extension option. As of December 31, 2006, $0.5 million was outstanding on the construction loan.

Investment in Maguire-Macquarie Office, LLC Joint Venture

On November 4, 2005, we contributed One California Plaza to the Joint Venture in exchange for a 95% interest and a $65.0 million unsecured promissory note issued by the Joint Venture. Concurrently, MOF contributed to the Joint Venture $5.9 million in cash and received a 5% interest in the Joint Venture. This initial contribution to the Joint Venture did not qualify as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate.” Accordingly, no gain was recognized on the contribution and we continued to consolidate One California Plaza as of December 31, 2005.

On January 5, 2006, we completed the series of transactions contemplated by the Joint Venture agreements. The Joint Venture transactions were comprised of the following:

•
The contribution by us to the Joint Venture of Wells Fargo Center, San Diego Tech Center, Washington Mutual Irvine Campus, Cerritos Corporate Center (“Cerritos”) and One California Plaza (remaining 75% interest) including the Joint Venture’s assumption of $661.25 million of mortgage debt secured by four of the properties, in exchange for a 20% interest in the Joint Venture and $382.0 million in cash, including $19.0 million representing a distribution to us of our 20% share in new mortgage debt issued by the Joint Venture which is secured by Cerritos as discussed below. The contribution of San Diego Tech Center excluded undeveloped land approved for 1.2 million square feet of office entitlements and the contribution of Washington Mutual Irvine Campus excluded undeveloped land approved for 150,000 square feet of office entitlements;

•
The issuance of $95.0 million in new mortgage financing by the Joint Venture secured by Cerritos, with a fixed interest rate of 5.54% and a maturity date of February 1, 2016. Our Operating Partnership provided a payment guarantee to the Joint Venture with respect to this mortgage through January 5, 2009;

•	The contribution by MOF of Stadium Gateway and cash in exchange for an 80% interest in the Joint Venture; and

•	The contribution by us of $5.6 million cash in exchange for a 20% interest in Stadium Gateway.

As a result of the Joint Venture transactions, we received net cash proceeds of $376.4 million, consisting of $363.0 million relating to MOF’s 80% acquisition of the five assets we contributed to the Joint Venture, $19.0 million representing the distribution of our 20% pro rata share of mortgage financing net proceeds issued by the Joint Venture and secured by Cerritos, net of $5.6 million in cash we paid to fund the acquisition of our 20% interest in Stadium Gateway.

We recognized a gain on sale of approximately $108.5 million on our sale of the five assets to the Joint Venture related to MOF’s acquisition of an 80% interest in these five assets. Our gain on sale was reduced by approximately $57.2 million related to various items as further described below. We recorded our 20% interest retained in the Joint Venture at 20% of our historical net book value of the five properties contributed and fair value paid for Stadium Gateway.

As a result of our guarantee (which is considered continuing involvement that precludes gain recognition under GAAP) of the new mortgage financing issued by the Joint Venture which is secured by Cerritos, we deferred the $20.4 million gain on sale related to that property, which is included in accounts payable and other liabilities in our consolidated balance sheet as of December 31, 2006. The gain will be recognized once our debt guarantee expires.

In connection with the Joint Venture contribution agreements for One California Plaza, Wells Fargo Center - Denver and San Diego Tech Center, we agreed to fund certain future existing and contingent obligations, including:

•	Approximately $15.7 million in future tenant lease obligations, including tenant improvement allowances and leasing commissions; and

•	Approximately $5.0 million in master lease payments through January 4, 2007 for certain vacant spaces until they are leased.

Accordingly, we have reduced our gain on sale by approximately $20.7 million, representing our maximum funding exposure under these obligations. As of December 31, 2006, approximately $7.9 million of these obligations remain outstanding, which are included in accounts payable and other liabilities in our consolidating balance sheet.

We have also agreed to provide property management services to the five properties we contributed to the Joint Venture for the three-year period ending January 5, 2009 at no consideration, other than the reimbursement of direct property management expenses incurred. Accordingly, we have reduced our gain on sale by approximately $8.6 million, representing prepaid revenue for the property management services we will provide through January 2009, $5.9 million of which is included in accounts payable and other liabilities in our consolidated balance sheet at December 31, 2006.

In addition, $7.5 million of the purchase price is contingently refundable to MOF until January 5, 2009 if the five properties we contributed do not meet certain pre-defined annual income targets for the three-year period ended January 5, 2009. Accordingly, we have reduced our gain on sale by approximately $7.5 million, representing contingent consideration, $5.2 million of which is included in accounts payable and other liabilities in our consolidated balance sheet as of December 31, 2006. During 2006, the Joint Venture did not meet certain income targets and we paid $2.3 million to cover the shortfall.

In accordance with the Joint Venture agreements, both we and MOF have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, MOF has a right to acquire up to a 50% interest in our development projects at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value, which is determined upon 90% occupancy of the project.

Recent Developments

On February 13, 2007, we entered into a Purchase Agreement with various entities controlled by Blackstone Real Estate Advisors (“Seller”), to acquire their rights, title and interests in 24 properties (the “Properties”). The Properties, located in Los Angeles County and Orange County, California consist of approximately 7.7 million rentable square feet (before re-measurement) and developable land that we believe can support approximately 2.2 million square feet of improvements. We have agreed to purchase the Properties on an as is, where is basis and with all faults and defects, without any representations or warranties, except as expressly set forth in the Purchase Agreement. The total purchase price of the Properties is approximately $2,875.0 million, to be paid in cash at closing.

Our obligation to purchase the Properties under the Purchase Agreement is subject to certain Sellers’s limited representations, warranties and covenants. The transaction is expected to close on or before April 23, 2007. In the event the transaction does not close by reason of our default, Seller may terminate the agreement, and we shall pay liquidated damages in the amount of one hundred million dollars ($100,000,000). We intend to seek joint venture partners for substantially all of the assets being acquired. Depending on the timing for completing the joint ventures, we expect to initially finance the purchase of the Properties with a combination of property and corporate level debt, to the extent necessary.
On February 22, 2007, we completed a $26.8 million construction loan financing with Guaranty Bank for the purpose of funding costs pertaining to the construction of a 92,000 square foot office building at Mission City Corporate Center. The construction loan will bear interest at a rate of LIBOR + 1.80%, and will mature on February 22, 2009, with a one-year extension option.

On February 26, 2007, the compensation committee of our board of directors approved the appointment of Martin A. Griffiths to the position of Chief Financial Officer. Mr. Griffiths has served as our Executive Vice President, Operations since July 2006. On February 27, 2007, in connection with his appointment to Chief Financial Officer, we amended Mr. Griffiths’ employment agreement dated June 11, 2006 and changed his title to “Executive Vice President and Chief Financial Officer of Maguire Properties, Inc. and Maguire Properties, L.P.” effective as of March 2, 2007.

On February 27, 2007, we entered into a Separation Agreement with Dallas E. Lucas, pursuant to which Mr. Lucas resigned from his position as Executive Vice President and Chief Financial Officer, effective as of March 2, 2007 (the “Effective Date”). We also entered into a Consulting Services Agreement on February 27, 2007, with Mr. Lucas, pursuant to which Mr. Lucas will provide consulting services to us beginning on the Effective Date.

On February 28, 2007, we obtained a commitment to refinance the Well Fargo Tower (Los Angeles) with a new $550 million, 10-year fixed rate interest only loan from Lehman Brothers Bank FSB, that bears interest at 5.66%.

Factors Which May Influence Future Results of Operations

As of December 31, 2006, our Effective Portfolio was 87.6% leased to 631 tenants. Approximately 6.2% of our Effective Portfolio leased square footage expires during 2007 and 7.8% of our Effective Portfolio leased square footage expires during 2008. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates, including KPMG Tower (67.1% leased at December 31, 2006), Glendale Center (80.9% leased at December 31, 2006), Park Place (84.7% leased at December 31, 2006), US Bank Tower (85.5% leased at December 31, 2006) and 801 North Brand (87.2% leased at December 31, 2006).

Our corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants.

The success of our leasing and development strategy will be dependent upon general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas. We are optimistic that market conditions will continue to improve into 2007, as evidenced by reduced vacancy rates over the past several years. However, this is contingent upon continued strong job growth in our markets.

We believe, in light of strengthening markets on a portfolio basis, that our in-place rental rates scheduled to expire in 2007 and 2008 have contractual rental rates that are at or below market rental rates that will be prevailing during that time. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates.

We believe that a portion of our company’s future growth over the next several years will come from projects currently under development. In 2006, the following construction activities were undertaken:

•
The build-out of the core and shell portion of the project at Park Place - 3161 Michelson was completed. 3161 Michelson is a 530,380 square foot office building and two parking garages with a parking capacity of approximately 5,100 vehicles. Construction costs incurred through December 31, 2006 totaled $88.6 million for the office building and $54.1 million for the parking garages. The total estimated cost for the office building is $174.1 million and $70.0 million for the parking garages. Completion is targeted for the second quarter of 2007 for the parking garages and third quarter 2007 for the office building.

•
The parking structure at Mission City Corporate Center was completed on January 26, 2007 and construction on the 92,000 square foot office building has commenced. Construction costs incurred through December 31, 2006 total $4.7 million for the office building and the parking structure. The total estimated cost of the office building is $21.2 million and $5.4 million for the parking structure. The targeted completion date for the office building is the fourth quarter of 2007.

•
In the fourth quarter of 2006, the majority of the foundation work was completed at the 150,000 square foot office building located at 17885 Von Karman Avenue at the Washington Mutual Irvine Campus. Construction costs incurred through December 31, 2006 totaled $6.9 million and the total estimated cost of the office building is $40.0 million. The project is scheduled to be completed in the third quarter of 2007.

•
Construction at Lantana East commenced in November 2006 under a foundation permit and the building permit is expected to be received in March 2007. The foundation permit for Lantana South was received on February 26, 2007. Construction costs incurred through December 31, 2006 totaled $2.8 million for the office building and no costs have been incurred for the parking structure. The total estimated cost for the office building is $68.0 million and $18.0 million for the parking structure. Lantana East is scheduled to be completed in the first quarter of 2008 while Lantana South is scheduled to be completed in the second quarter of 2008.

We also currently own additional undeveloped land that we believe can support 10.4 million square feet of development primarily located in strong submarkets including the Tri-Cities, Orange County and San Diego County. We have commenced development or pre-development activities at San Diego Tech Center, Glendale North, Wateridge Plaza, Pacific Arts Plaza and 755 Figueroa. While we currently do not have any lease commitments for any of these projects, we believe that healthy economic growth in these markets create strong prospects for leasing the projects.

We expect the funding for these developments to be provided principally from construction loans and to a lesser extent from operating cash flow.

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

We believe that new real estate investments will have a significant impact on our future results of operations, including the 2006 acquisitions of Pacific Center located in San Diego, California and 701 North Brand located in Glendale, California and our currently pending acquisition of 24 properties from Blackstone Real Estate Advisors. During 2007, we will continue to endeavor to lease up our newly acquired properties with creditworthy tenants at rental rates at or above current market rates. In addition, we will continue to take advantage of greater economies of scale achieved and implement more efficient operations throughout all of the properties in our portfolio.

Current Submarket Information

LACBD, California. As expected, the LACBD moved slower than other markets in 2006 as demonstrated by slightly higher vacancy rates than last year. Long-term prospects are very promising as indicated by increased rental rates, the registration of 4,000 new residential units in 2006 and the opening and remodeling of over 20 bar and specialty lounges in 2007. In addition, several prominent restaurant operators from the Westside and Pasadena are now finalizing transactions in the area, further reflecting the strong commitment of residential developers to the area. As of December 31, 2006, our Total LACBD portfolio was 85.6% leased, with approximately 1,046,000 square feet available for lease. Throughout 2007, we will be focused on increasing occupancy, primarily at KPMG Tower, which is currently 67.1% leased due to the expiration of the Los Angeles Unified School District (“LAUSD”) lease, US Bank Tower, which is currently 85.5% leased, and One California Plaza (a Joint Venture property), which is currently 87.9% leased.

Los Angeles County (excluding LACBD), California. In Los Angeles County, particularly the Tri-Cities (Pasadena, Glendale, Burbank) and the L.A. West submarkets, strong tenant demand continued throughout the year resulting in very low direct vacancy rates. Strong leasing demand is projected to continue throughout 2007, particularly in Glendale, which has the highest direct vacancy rate of the Tri-Cities and the L.A. West submarkets. In addition, we have seen increased interest on the two new buildings we are building at Lantana in Santa Monica, California. On December 31, 2006, our Total Los Angeles County (excluding LACBD) portfolio was 92.1% leased, with approximately 140,500 square feet available for lease. Throughout 2007, we will be focused on increasing occupancy, primarily at Glendale Center, which ended the year at 80.9% leased due to a significant lease expiration in the second quarter of 2006.

Orange County, California. According to Cushman Wakefield, the Orange County submarket ended the year with a direct vacancy rate of 7.4% down from 8.5% at the end of 2005. The decrease in vacancy rates helped further increase rental rates in the county. The outlook for the county is optimistic in light of limited new construction in a tightly constrained market and the passage of ballot Measure M in November 2006, which is an important transportation initiative that will have a 30-year term with expected revenues of $12 billion including 25% earmarked for mass transit. As of December 31, 2006 our total Orange County portfolio was 89.3% leased, with approximately 364,100 square feet available for lease. Our primary leasing focus in the submarket during 2007 will be to increase occupancy at Park Place, which ended the year 84.7% leased due to a significant lease termination in December 2006. In addition, we will be completing construction on our 3161 Michaelson building at Park Place in the third quarter of 2007 and will continue to lease the project during the year. The project is already 59% pre-leased.

San Diego County, California. San Diego County continues to show signs of strength and tenant demand is steady. In addition, the unemployment rate in the county remained well below both the California and national averages at 3.9%. As of December 31, 2006, our total San Diego County portfolio was 95.7% leased, with approximately 79,300 square feet available for lease. Our primary leasing focus in this submarket during 2007 will be to continue increasing occupancy at Regents Square and Pacific Center, both of which ended the year at 91.1% leased. In addition, we will be completing construction on our 92,000 square foot building at Mission City during the fourth quarter of 2007 and will commence leasing that building in 2007.

Critical Accounting Policies

Investments in Real Estate and Real Estate Entities including Property Acquisitions

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated financial statements. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

Related Party Transactions

We have receivables for management fees, development fees, leasing commissions and other operating expense reimbursements from entities controlled by Mr. Maguire in the amount of $0.7 million and $0.9 million as of

December 31, 2006 and December 31, 2005, respectively. These receivables are included in Due from Affiliates in the consolidated balance sheets and were current as of December 31, 2006.

As of December 31, 2006, receivables due from the Joint Venture were $7.6 million which primarily represents our net working capital for the period prior to the January 5, 2006 closing of the Joint Venture transaction, which remained with the contributed properties to satisfy our pre-closing obligation in accordance with the contribution agreements. This balance also includes reimbursements for routine management expenses under our property management agreement with the Joint Venture. These receivables are included in Due from Affiliates in the consolidated balance sheets and were current as of December 31, 2006.

We have a full-service, ten-year lease in place for the corporate offices at 1733 Ocean Avenue, a property beneficially owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, which commenced in July 2006. The lease is for 17,207 square feet of rentable area on the fourth floor. The lease had an initial annual stated rent of $929,178 and an effective initial annual rent of $680,245 after accounting for a priority cash flow participation for the amount of $248,933 for the first lease year in our favor. The priority cash flow participation is a rent credit that effectively decreases our net rent to rates comparable to rates in downtown Los Angeles that went into effect upon the lease commencement due to the property being stabilized. It increases at the rate of three percent (3%) per annum on each anniversary of the lease commencement date throughout the initial lease term. (See Item 8, Note 18 of “Notes to the Consolidated Financial Statements” for more information.)

On February 23, 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate a “right of first offer” agreement with respect to a 1.4 million square foot office, hotel and retail property located in the Dallas/Fort Worth, Texas area (“Solana”), and a 322-acre Solana land parcel also owned by Mr. Maguire. We will continue to be compensated for asset management and leasing services for Western Asset Plaza, 1733 Ocean Avenue and Solana properties. Mr. Maguire voluntarily paid us $0.7 million for reimbursement of costs incurred in connection with the waivers and right of first offer termination.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005.

Our results of operations for the year ended December 31, 2006 compared to the same period in 2005 were significantly affected by our acquisitions and dispositions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have separately presented the results of our “Same Properties Portfolio.” Our Same Properties Portfolio includes the results of KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Gas Company Tower, Plaza Las Fuentes, Glendale Center, the Westin® Pasadena Hotel, Lantana Media Campus, Park Place I, Park Place II and our property management, leasing and development operations. We owned each of these for the entire period presented in both years.

References below to the “Acquisition Properties” include the results of the CWP portfolio (acquired March 15, 2005), World Trade Center Garage (acquired May 31, 2005), Pacific Center (acquired February 6, 2006) and 701 North Brand (acquired September 22, 2006). References to the “Joint Venture” include One California Plaza, Wells Fargo Center - Denver (a CWP portfolio acquisition property), San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos, which we sold to the Joint Venture on January 5, 2006 in return for a 20% interest in the Joint Venture and cash.

Consolidated Statements of Operations Information
(in thousands)

	Same Properties Portfolio				Total Portfolio
	Twelve Months Ended		Increase/	%	Twelve Months Ended		Increase/	%
	12/31/06	12/31/05	Decrease	Change	12/31/06	12/31/05	Decrease	Change

Revenues:
Rental	$185,359	$187,090	$(1,731)	-0.9%	$266,883	$298,576	$(31,693)	-10.6%
Tenant reimbursements	62,966	62,815	151	0.2%	88,554	109,201	(20,647)	-18.9%
Hotel operations	27,054	24,037	3,017	12.6%	27,054	24,037	3,017	12.6%
Parking	31,375	31,094	281	0.9%	39,889	44,703	(4,814)	-10.8%
Management, leasing
and development services
to affiliates	7,945	2,972	4,973	167.3%	7,945	2,972	4,973	167.3%
Interest and other	30,622	5,209	25,413	487.9%	31,881	7,718	24,163	313.1%
Total revenues	345,321	313,217	32,104	10.2%	462,206	487,207	(25,001)	-5.1%

Expenses:
Rental property operating
and maintenance	63,379	60,775	2,604	4.3%	91,718	99,915	(8,197)	-8.2%
Hotel operating and maintenance	17,323	15,739	1,584	10.1%	17,323	15,739	1,584	10.1%
Real estate taxes	22,996	23,441	(445)	-1.9%	35,181	42,330	(7,149)	-16.9%
Parking	10,022	9,038	984	10.9%	12,368	11,966	402	3.4%
General and administrative and other	36,963	21,707	15,256	70.3%	37,016	21,692	15,324	70.6%
Ground lease	543	543	-	0.0%	543	2,664	(2,121)	-79.6%
Depreciation and amortization	93,157	89,454	3,703	4.1%	144,690	166,878	(22,188)	-13.3%
Interest	69,493	74,902	(5,409)	-7.2%	137,178	157,284	(20,106)	-12.8%
Loss from early extinguishment of debt	5,409	1,327	4,082	307.6%	11,440	1,769	9,671	546.7%
Total expenses	319,285	296,926	22,359	7.5%	487,457	520,237	(32,780)	-6.3%
Income (loss) before equity in net loss of unconsolidated joint venture, gain on sale of real estate and minority interests	26,036	16,291	9,745	59.8%	(25,251)	(33,030)	7,779	-23.6%
Equity in net loss of unconsolidated joint venture	-	-	-	-	(3,746)	-	(3,746)	N/A
Gain on sale of real estate	-	-	-	-	108,469	-	108,469	N/A
Minority interests	-	-	-	-	(9,146)	9,516	(18,662)	-196.1%
Loss from discontinued operations, net
of minority interests	-	-	-	-	-	(304)	304	N/A
Net income (loss)	$26,036	$16,291	$9,745	59.8%	$70,326	$(23,818)	$94,144	-395.3%

Rental revenue

Total Portfolio rental revenue decreased by $31.7 million, or 10.6%, primarily due to the sale of five properties to the Joint Venture partially offset by the Acquisition Properties.

Rental revenue for our Same Properties Portfolio decreased by $1.7 million, or 0.9%, primarily due to the second quarter expirations of two significant leases, the first at KPMG Tower and the second at Glendale Center and non-cash write-offs incurred in connection with a significant lease termination at Park Place I, partially offset by a significant lease commencement at Park Place II.

Tenant reimbursements

Total Portfolio tenant reimbursement revenue decreased $20.6 million, or 18.9%, primarily due to the sale of five properties to the Joint Venture, partially offset by the Acquisition Properties.

Hotel operations

Hotel operations revenue increased $3.0 million, or 12.6%, due to improved hotel performance. The average daily room rate increased to $173.92, or 11.6%, from $155.89 and revenue per available room increased to $141.92, or 12.1%, from $126.61, all compared to the prior year period, primarily as a result of the completion of our renovation of rooms and hotel common areas during the third quarter of 2005.

The 10.1% increase in hotel operating and maintenance expenses was primarily due to an increase in occupancy.

Parking revenue

Total Portfolio parking revenue decreased $4.8 million, or 10.8%, primarily due the sale of five properties to the Joint Venture partially offset by the Acquisition Properties.

Management, leasing and development services to affiliates

Total Portfolio management, leasing and development services revenue to affiliates increased $5.0 million, or 167.3%, primarily due to management and investment advisory fees and leasing commissions earned from the Joint Venture, with no comparable activity in the prior period. In addition, current year results include $0.6 million earned for construction services at Solana, with no comparable amounts in the prior period.

Interest and other revenue

Total Portfolio interest and other revenue increased $24.2 million, or 313.1%, primarily due to the recognition of $20.3 million in income associated with a significant lease termination at Park Place in December 2006. In addition, we recognized $3.2 million in unamortized deferred swap gains upon the refinancing of the Gas Company Tower loan and earned higher interest income on higher average cash balances compared to prior years.

Rental property operating and maintenance expense

Total Portfolio rental property operating and maintenance expense decreased by $8.2 million, or 8.2%, primarily due to the sale of five properties to the Joint Venture partially offset by the Acquisition Properties and our Same Properties Portfolio.

Rental property operating and maintenance expense for our Same Properties Portfolio increased by $2.6 million, or 4.3%, primarily due to increased insurance premiums and additional building and safety repairs throughout the Same Store Portfolio. Tenant reimbursement revenue did not increase at the same rate due to decreased occupancy at KPMG Tower and Glendale Center; both properties experienced significant lease expirations as described above.

Real estate taxes

Total Portfolio real estate taxes decreased $7.2 million, or 16.9%, primarily due to the sale of five properties to the Joint Venture, partially offset by the Acquisition Properties.

Parking expense

Total Portfolio parking expenses increased $0.4 million, or 3.4%, primarily due to an increase in parking expense for our Same Store Properties, offset by the sale of five properties to the Joint Venture.

Parking expense for our Same Store Properties increased $1.0 million, or 10.9%, primarily due to additional parking costs incurred related to a significant lease commencement at Park Place and higher offsite parking costs at the Gas Company Tower after the sale/leaseback of the 808 South Olive garage.

General and administrative and other expense

Total Portfolio general and administrative and other expense increased $15.3 million, or 70.6%. Current year results include increased expenses due to additional corporate employees hired (including two new executives) and related costs as a result of the growth in our infrastructure due to acquisitions made since our IPO and increased stock compensation costs due to the adoption of the Executive Equity Plan. We also granted $1.0 million of fully vested common stock and $10.0 million in unvested restricted common stock (vesting equally over a five-year period) related to the hire of two new executives on June 30, 2006. In addition, we incurred $3.5 million of costs in connection with consideration of strategic alternatives, which we are no longer pursuing.

Ground lease expense

Total Portfolio ground lease expense decreased $2.1 million, or 79.6% due to the sale of One California Plaza and Cerritos to the Joint Venture. One California Plaza and Cerritos are no longer consolidated.

Depreciation and amortization expense

Total Portfolio depreciation and amortization expense decreased $22.2 million, or 13.3%, primarily due to the sale of five properties to the Joint Venture offset by the Same Store Properties and the Acquisition Properties.

Depreciation and amortization expense for our Same Store Properties increased $3.7 million, or 4.1%, primarily due to write-offs associated with a significant lease termination at Park Place I in December 2006.

Interest expense

Total Portfolio interest expense decreased $20.1 million, or 12.8%, primarily due to the sale of five properties to the Joint Venture, lower term loan and credit facility balances, and higher capitalized interest on development projects during 2006 partially offset by increased interest paid on the Gas Company Tower debt.

Loss from early extinguishment of debt

Total Portfolio loss from early extinguishment of debt was $11.4 million for the year ended December 31, 2006, comprised of the payment of $3.0 million in prepayment penalties and the recognition of a $0.6 million write-off of unamortized loan fees related to the Glendale Center refinancing; the write off of $4.8 million of unamortized loan fees related to the repayment of the Term Loan; the write off of $1.8 million of unamortized loan fees related to the Gas Company Tower refinancing; and the payment of $0.6 million in prepayment penalties and the recognition of a $0.4 million write off of unamortized loan fees related to the 777 Tower refinancing. During the year ended December 31, 2005, we wrote off $1.1 million in unamortized loan fees related to the paydown of the credit facility and $0.6 million in unamortized loan fees related to the paydown of the Term Loan.

Equity in loss of unconsolidated joint venture

Equity in loss of unconsolidated joint venture was $3.7 million for the year ended December 31, 2006. There was no comparable activity for the year ended December 31, 2005.

Gain on sale of real estate

Gain on sale of real estate was $108.5 million for the year ended December 31, 2006. This was due to the gain recognized upon sale of an 80% interest in five previously wholly owned properties to the Joint Venture.

Minority interests

Minority interests attributable to income was $9.1 million for the year ended December 31, 2006 compared to minority interests attributable to loss of $9.5 million for the year ended December 31, 2005, due to a $112.8 million increase in income primarily due to a gain on sale of properties to the Joint Venture recognized in the year ended December 31, 2006 and a decrease in our minority interests partners’ shares of the Operating Partnership due to conversion from Operating Partnership units to our common stock on a one-to-one basis.

Discontinued operations

Total Portfolio loss from discontinued operations decreased $0.3 million during the year ended December 31, 2006 compared to the year ended December 31, 2005. There were no discontinued operations for the year ended December 31, 2006.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004.

Our results of operations for the year ended December 31, 2005 compared to the same period in 2004 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have separately presented the results of our “Same Properties Portfolio.” Our Same Properties Portfolio includes the results of Gas Company Tower, One California Plaza, 808 South Olive Garage, KPMG Tower, US Bank Tower, Wells Fargo Tower - Los Angeles, Cerritos, Plaza Las Fuentes, the Westin® Pasadena Hotel, Glendale Center and our property management, leasing and development operations. We owned each of these for the entire period presented in both years.

Our “Total Portfolio” includes, in addition to the above, the results of Park Place I from April 14, 2004, Park Place II from July 23, 2004, Washington Mutual Irvine Campus from November 22, 2004, Lantana Media Campus from December 16, 2004, San Diego Tech Center from April 6, 2005 and World Trade Center Garage from May 31, 2005, the dates we acquired such properties. In addition, our Total Portfolio amounts include the results of the properties acquired as part of the CommonWealth portfolio acquisition as of March 15, 2005, which are 777 Tower, Pacific Arts Plaza, Mission City Corporate Center, Regents Square I and II, Wateridge Plaza, 801 North Brand, 700 North Central, and Wells Fargo Center (Denver, Colorado). These properties, together with Austin Research Park I and II (sold on June 16, 2005) and One Renaissance (sold on June 29, 2005) included in income as a part of discontinued operation, are collectively referred to as the “Acquisition Properties.”

Consolidated Statements of Operations Information
(in thousands)

	Same Properties Portfolio				Total Portfolio
	Twelve Months Ended		Increase/	%	Twelve Months Ended		Increase/	%
	12/31/05	12/31/04	Decrease	Change	12/31/05	12/31/04	Decrease	Change

Revenues:
Rental	$155,113	$156,691	$(1,578)	-1.0%	$298,576	$187,748	$110,828	59.0%
Tenant reimbursements	72,557	77,292	(4,735)	-6.1%	109,201	79,664	29,537	37.1%
Hotel operations	24,037	20,519	3,518	17.1%	24,037	20,519	3,518	17.1%
Parking	32,711	31,714	997	3.1%	44,703	33,797	10,906	32.3%
Management, leasing
and development services
to affiliates	2,972	2,278	694	30.5%	2,972	2,278	694	30.5%
Interest and other	3,238	2,498	740	29.6%	7,718	2,708	5,010	185.0%
Total revenues	290,628	290,992	(364)	-0.1%	487,207	326,714	160,493	49.1%

Expenses:
Rental property operating
and maintenance	54,833	59,005	(4,172)	-7.1%	99,915	69,245	30,670	44.3%
Hotel operating and maintenance	15,739	14,497	1,242	8.6%	15,739	14,497	1,242	8.6%
Real estate taxes	21,333	21,738	(405)	-1.9%	42,330	24,430	17,900	73.3%
Parking	7,819	8,136	(317)	-3.9%	11,966	9,293	2,673	28.8%
General and administrative and other	21,692	17,530	4,162	23.7%	21,692	17,530	4,162	23.7%
Ground lease	2,664	2,657	7	0.3%	2,664	2,657	7	0.3%
Depreciation and amortization	76,841	73,011	3,830	5.2%	166,878	86,587	80,291	92.7%
Interest	64,190	56,084	8,106	14.5%	157,284	64,235	93,049	144.9%
Loss from early extinguishment of debt	1,171	790	381	48.2%	1,769	791	978	123.6%
Total expenses	266,282	253,448	12,834	5.1%	520,237	289,265	230,972	79.8%
Income (loss) from continuing operations
before minority interests	24,346	37,544	(13,198)	-35.2%	(33,030)	37,449	(70,479)	-188.2%
Minority interests attributable to
continuing operations	-	-	-	-	9,516	(3,982)	13,498	-339.0%
Loss from discontinued operations, net
of minority interests	-	-	-	-	(304)	-	(304)	N/A
Net income (loss)	$24,346	$37,544	$(13,198)	-35.2%	$(23,818)	$33,467	$(57,285)	-171.2%

Rental Revenue

Total portfolio rental revenue increased by $110.8 million, or 59.0%, primarily due to the Acquisition Properties. Rental revenue for our Same Properties Portfolio decreased $1.6 million, or 1.0%, primarily due to the March 2005 expiration of a 162,827 square foot lease at US Bank Tower (approximately 129,800 square feet remained vacant at expiration), offset by revenue recognized due to slight increases in occupancy in our LACBD portfolio.

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

The $8.1 million, or 14.5%, increase in the Same Properties Portfolio is primarily related to our KPMG Tower mortgage, which was refinanced with a $210.0 million mortgage loan at a fixed rate of 5.14% in November 2004 compared to a $195.0 million variable rate mortgage loan that averaged 3.17% in 2004 before the refinancing, an increase in LIBOR rates on the $280.0 million Gas Company Tower and 808 South Olive variable-rate loans, and an increase in interest paid due to higher line of credit borrowings in 2005, offset by $1.9 million in higher amortization of deferred gain from the 2004 sale of the $280.0 million fixed-rate debt swaps on our Gas Company Tower and 808 South Olive debt during the year ended December 31, 2005 compared to the year ended December 31, 2004.

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

In connection with the acquisitions of Park Place I on April 14, 2004, Washington Mutual Irvine Campus (“WAMU”) on November 22, 2004 and Lantana Media Campus on December 16, 2004, we obtained or refinanced $374.0 million in fixed-rate mortgage financing at a weighted average rate of 5.29%. On November 21, 2005, we repaid the WAMU $45.2 million seller-financed note payable bearing interest at 2.82%, which was fully collateralized with a letter of credit fully secured by a cash deposit bearing interest at 2.82%. In connection with the acquisition of Park Place II on July 23, 2004, we obtained a $140.0 million bridge loan at LIBOR plus 1.75%. Effective March 15, 2005, we repaid $96.0 million of the Park Place II bridge loan with the net proceeds from a $100.0 million, fixed-rate mortgage at 5.39% and on November 9, 2005, we repaid the remaining $44.0 million with the proceeds from the land sold to BOSA at Park Place II and a draw on our credit facility.

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

The following table reconciles our company’s FFO to our company’s net income for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands except for per share amounts):

	Year Ended December 31,
	2006	2005	2004
Reconciliation of net income (loss) to funds from operations:
Net income (loss) available to common shareholders	$51,262	$(42,882)	$15,568
Adjustments:
Minority interests	9,146	(9,587)	3,982
Gain on sale of real estate	(108,469)	-	-
Real estate depreciation and amortization, including discontinued operations	144,350	166,481	86,212
Real estate depreciation and amortization from unconsolidated joint venture	10,464	-	-
Funds from operations available to common shareholders and Unit Holders (FFO)	$106,753	$114,012	$105,762

Company share of FFO (1)	$91,916	$92,876	$84,356

FFO per common share - basic	$1.99	$2.13	$1.99

FFO per common share - diluted	$1.96	$2.12	$1.98
__________
(1)	Based on a weighted average interest in our Operating Partnership of 86.1%, 81.5% and 79.8% for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

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

In connection with property acquisitions and refinancings, a portion of the loan proceeds may be reserved to fund anticipated expenditures for leasing commissions and tenant improvements for existing and new tenants. As of December 31, 2006, total cash reserves for leasing commissions and tenant improvements amounted to $46.7 million. We anticipate that these reserves, as well as our existing sources of liquidity, including cash flows from operations and restricted cash accounts will be sufficient to fund these capital expenditures.

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

To fund a portion of the CommonWealth portfolio acquisition, we completed a $450.0 million, five-year financing (the “Term Loan”) with Credit Suisse First Boston (“CSFB”), which we repaid during 2006. In connection with the issuance of the Term Loan, CSFB originated a $100.0 million secured revolving credit facility. The revolving credit facility bears interest at a variable rate of LIBOR plus 1.75%, or CSFB’s base rate plus 0.75%, and matures on March 15, 2009. The interest rate margin on the revolving credit facility may be increased or decreased by 0.25% based on our consolidated leverage ratio. The Term Loan and revolving credit facility are guaranteed by certain subsidiaries, and are secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa, 207 Goode and Pacific Arts Plaza West properties, the undeveloped land at Washington Mutual Irvine Campus, pledges of equity in substantially all property owning subsidiaries of our Operating Partnership and pledges of our interest in the equity of the properties that are part of the Joint Venture. As of December 31, 2006, we had no borrowings outstanding on our revolving credit facility.

As of December 31, 2006, we had $200.3 million in cash and cash equivalents, including $99.2 million in restricted cash compared to $114.1 million in cash and cash equivalents including $69.0 million in restricted cash as of December 31, 2005. Restricted cash primarily consists of interest bearing cash deposits of excess net proceeds from the Joint Venture transaction, which have not yet been redeployed and cash impound accounts for real estate taxes, and insurance and leasing reserves as required by several of our mortgage loans.

During the year ended December 31, 2006, we repaid the remainder of our Term Loan and the $83.0 million outstanding balance under our revolving credit facility with the net proceeds from the Joint Venture transaction and the refinancings of Glendale Center, Gas Company Tower and 777 Tower. We used a portion of the net proceeds from the Joint Venture transaction to acquire Pacific Center in February 2006 and 701 North Brand in September 2006.

Since the CWP portfolio acquisition in March 2005, which was funded entirely with mortgage debt and the Term Loan, we have been focused on achieving and maintaining a debt to total market capitalization level of less than 60% and a fixed charge coverage ratio at or above 2.0. As of December 31, 2006, we achieved a debt to market capitalization level of 53.5% and a fixed charge coverage ratio before loss from early extinguishment of debt and gain on sale of real estate of 1.67. As of December 31, 2006, approximately 99% of our outstanding debt is now fixed (including hedges) at a weighted average interest rate of 5.4% for a weighted average remaining term of approximately 6.4 years.

Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.

On February 13, 2007, we entered into an agreement to purchase the Los Angeles and Orange County office portfolio from various entities controlled by Blackstone Real Estate Advisors. Including closing costs and reserves, the total acquisition costs are expected to be approximately $3.1 billion. If we fail to close on this transaction, we will be required to pay liquidated damages in the amount of $100 million.

To facilitate the acquisition of this portfolio, we intend to form an 80/20 joint venture in which we expect to raise $500 million in equity from a partner. We intend to fund our $125 million share of joint venture equity from various sources, including cash on hand, a new corporate term loan, a draw on our revolving credit facility, refinancing proceeds from property level debt and subsequently proceeds from anticipated asset sales. We intend to sell certain existing stabilized assets by the end of the third quarter of 2007, to generate approximately $700 million in cash, and to reduce existing indebtedness. We expect the joint venture will obtain permanent, long-term, fixed rate financing in the amount of $2.5 billion. If the joint venture is not in place at the time of closing, we intend to close the acquisition through a combination of a $2.5 billion CMBS bridge facility and a $625 million corporate term loan.

In the event the joint venture is not formed by closing, and the transaction is funded solely through property level debt and a corporate term loan, we expect our debt to market capitalization will be approximately 71.0% based on a stock price of $40 per share. Upon completion of the anticipated joint venture and asset sales, described above, we expect that our debt to market capitalization will be approximately 51.0% based on a stock price of $40 per share.

We expect to fund reserves for property improvements, leasing costs and other requirements for the proposed acquisition out of property level debt funded at closing, which along with operations, will be sufficient to meet our short-term liquidity needs for the acquired properties through our initial two-year period of ownership, including recurring non-revenue enhancing capital expenditures, debt service requirements, tenant improvement and leasing commissions.

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

Indebtedness

As of December 31, 2006, we had approximately $2.79 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by eighteen properties, two construction loans and one mezzanine loan secured by a pledge of the equity interests of the fee owners of Wateridge Plaza. The weighted average interest rate on this indebtedness as of December 31, 2006 was 5.36% (based on the 30-day LIBOR rate at December 31, 2006 of 5.32%). As of December 31, 2006, our ratio of debt to total market capitalization was approximately 53.5% of our consolidated total market capitalization of $5.2 billion (based on a common stock price of $40.00 per share on the New York Stock Exchange on December 31, 2006). Our ratio of debt and preferred stock to total market capitalization was approximately 58.3%. As of December 31, 2006, approximately $176.9 million, or 6.3%, of our total consolidated debt was variable-rate debt. As of December 31, 2006, approximately $2,617.5 million, or 93.7%, of our total consolidated debt was subject to fixed interest rates. Total market capitalization as of December 31, 2006 includes the book value of our consolidated debt, the liquidation preference of 10,000,000 shares of preferred stock and the market value of 46,985,241 shares of our common stock and 7,405,916 Units.

The table below summarizes our debt, at December 31, 2006 (in thousands).

Debt Summary:
Fixed rate	$2,617,495
Variable rate	176,854
Total	$2,794,349

Percent of Total Debt:
Fixed rate	93.7%
Variable rate	6.3%
Total	100.0%	(1)

Effective Interest Rate at End of Quarter
Fixed rate	5.24%
Variable rate	7.19%
Effective interest rate	5.36%
_________
(1)	As of December 31, 2006, approximately 99% of our outstanding debt is fixed (including hedges) at a weighted average remaining term of approximately 6.4 years.

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at December 31, 2006 had a weighted average rate of 5.36% and a weighted average term to initial maturity of approximately 6.4 years (approximately 6.6 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of December 31, 2006:

Properties	Interest Rate		Maturity Date	Principal Amount	Annual Debt Service (1)		Balance at Maturity (2)

Gas Company Tower and
World Trade Center Garage Mortgage	5.10%		08/11/16	$458,000	$23,682		$458,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12	270,000	14,098		270,000
777 Tower Mortgage (3)	5.84%		11/01/13	268,523	16,165		273,000
US Bank Tower Mortgage	4.66%		07/01/13	260,000	12,284		260,000
Wells Fargo Tower (CA) Mortgage	4.68%		07/01/10	248,331	11,783	(4)	234,331
KPMG Tower Mortgage	5.14%		11/01/11	210,000	10,794	(5)	204,071
Park Place I Mortgage	5.64%		11/01/14	170,000	9,588	(6)	157,473
Glendale Center Mortgage	5.82%		08/11/16	125,000	7,376		125,000
Pacific Center Mortgage (7)	5.76%		05/06/16	117,291	7,078		121,200
Regents Square I & II Mortgage	5.13%		04/01/12	103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12	100,000	5,465		100,000
Lantana Mortgage	4.94%		01/06/10	98,000	4,903		98,000
801 North Brand Mortgage	5.73%		04/06/15	75,540	4,389		75,540
Wateridge Plaza Mortgage	LIBOR + 1.75%	(8)	04/09/07	47,880	3,432		47,880
Wateridge Plaza Mezzanine	LIBOR + 1.75%	(8)	04/09/07	15,000	1,075		15,000
Mission City Corporate Center Mortgage	5.09%		04/01/12	52,000	2,684		52,000
701 North Brand Mortgage	5.87%		10/01/16	33,750	2,009		33,750
700 North Central Mortgage	5.73%		04/06/15	27,460	1,595		27,460
Park Place Construction Loan	LIBOR + 2.25%	(9)	09/30/08	113,473	8,709		113,473
WAMU Construction Loan	LIBOR + 1.80%		12/30/08	501	36		501

Total Consolidated Debt				$2,794,349	$152,533		$2,770,279
 __________
(1) Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at December 31, 2006, which was 5.32%.

(2) Assuming no payment has been made on the principal in advance of its due date.

(3) Net of loan discount of $4.5 million.

(4) This loan required monthly payments of interest through July 2006, and amortizes on a 30-year schedule thereafter.

(5) This loan requires monthly payments of interest until November 2009, and amortizes on a 30-year schedule thereafter.

(6) This loan requires monthly payments of interest until December 2009, and amortizes on a 30-year schedule thereafter.

(7) Net of loan discount of $3.9 million.

(8) As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term of the loan, excluding extension periods.

(9) As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits 75% of the outstanding balance to an interest rate of 5.50% during the term of this loan, excluding extension periods.

Contractual Obligations

The following table provides information with respect to our contractual obligations at December 31, 2006, including the maturities and scheduled principal repayments of our secured debt and provides information about the minimum commitments due in connection with our ground lease, operating lease, capital lease and master lease obligations. The table does not reflect available debt extension options.

Contractual Obligations
(in thousands)
Obligation	2007	2008	2009	2010	2011	Thereafter	Total

Long term debt	$66,703	$117,949	$4,447	$339,598	$209,081	$2,056,571	$2,794,349
Company share of unconsolidated joint venture debt (1)	48	565	597	28,040	21,200	111,200	161,650
Interest payments-consolidated debt (2)	149,173	145,939	138,844	129,378	121,317	291,881	976,532
Company share of unconsolidated joint venture interest payments (1)	8,635	8,644	8,592	8,563	7,228	21,704	63,366
Capital leases payable (3)	2,527	2,276	1,132	710	102	16	6,763
Company share of unconsolidated joint venture capital leases payable (3)	44	44	23	23	23	27	184
Property disposition obligations (4)	9,486	4,983	418	418	418	691	16,414
Operating lease obligations (5)	1,446	1,487	1,528	1,571	1,609	5,866	13,507
Tenant-related commitments (6)	40,888	2,034	2,626	1,831	515	2,957	50,851
Company share of unconsolidated tenant-related commitments (6)	1,087	5	—	—	—	—	1,092
Construction obligations (7)	103,386	3,000	—	—	—	—	106,386
Parking easement obligations (8)	1,524	1,516	1,515	1,416	1,233	—	7,204
Ground leases	608	608	608	608	608	3,601	6,641
Company share of unconsolidated joint venture ground leases	261	261	261	261	261	26,136	27,441
Total	$385,816	$289,311	$160,591	$512,417	$363,595	$2,520,650	$4,232,380
__________
(1)	The company's share of the unconsolidated joint venture debt is 20%.

(2)	Includes interest on fixed and variable consolidated debt. The variable rate interest is calculated based on the one-month LIBOR of 5.32% as of December 31, 2006.

(3)	Includes interest and principal payments.

(4)
Includes master lease obligations for Austin Research Park, One Renaissance Square and the Joint Venture. In addition, future tenant lease obligations and contingent income support obligations related to the Joint Venture are included. See Item 8, Note 11 of the “Notes to the Consolidated Financial Statements” for more information.

(5)	Includes operating lease obligations for our corporate offices at 1733 Ocean Avenue.

(6)	Tenant related capital commitments based on executed leases as of December 31, 2006.

(7)	Based upon executed contracts with general contractors as of December 31, 2006.

(8)	Includes payments required under the amended parking easement for the 808 Garage. See Item 8, Note 14 of the “Notes to Consolidated Financial Statements” for more information.

The terms of our secured revolving credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. At December 31, 2006, we were in compliance with all such covenants.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operation, liquidity or capital resources.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Year Ended December 31,
	2006	2005	Increase/ Decrease
	(in thousands)

Net cash provided by operating activities	$105,992	$104,817	$1,175
Net cash used in investing activities	(65,426)	(1,494,618)	1,429,192
Net cash provided by financing activities	15,523	1,370,340	(1,354,817)

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Net cash provided by operating activities increased $1.2 million. The increase was primarily due to a full year’s impact of positive net operating cash flows from the acquisitions made in 2005 as well as a large termination fee received in the current year with no comparable fee received in the prior year. This increase is offset by the loss of positive operating cash flow from Cerritos, Washington Mutual Irvine Campus, One California Plaza, San Diego Tech Center and Wells Fargo Center - Denver, the five properties sold to the Joint Venture that were wholly owned during the year ended December 31, 2005.

Net cash used in investing activities decreased $1.4 billion. The decrease was primarily due to a $1.36 billion reduction in acquisitions completed during the year ended December 31, 2006 (Pacific Center and 701 North Brand) compared to 2005 (CWP Portfolio and San Diego Tech Center). Other factors included a $225.6 million increase in proceeds from sales of real estate, partially offset by a $106.2 million increase in expenditures for improvements for real estate (primarily construction activity at 3161 Michelson) and a $45.3 million increase in restricted cash (due to funding of lender reserves in connection with the re-financing of Glendale Center, Gas Company Tower and 777 Tower during 2006).

Net cash provided by financing activities decreased $1.4 billion. The decrease was primarily due to a reduction in debt proceeds associated with the decreased level of acquisition during the year ended December 31, 2006 compared to 2005 (CWP Portfolio and San Diego Tech Center). Excess net proceeds from the various property re-financing transactions (Glendale Center, Gas Company Tower and 777 Tower) during 2006 as well as excess proceeds from the Joint Venture transaction were used to repay our revolving line of credit and the Term Loan.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying

Misstatements in Current Year Financial Statements” (SAB 108). This staff bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicated that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If we determine that an adjustment to our prior year financial statements is required upon the adoption of SAB 108 and do not elect to restate previous financial statements, then we must recognize the cumulative effect of applying SAB 108 in the fiscal 2006 beginning balances for the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 for fiscal year 2008 and do not expect its adoption to have a material effect on our financial position or results of operations.

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

As of December 31, 2006, we had outstanding approximately $2,794.3 million in consolidated debt of which approximately $176.8 million, or 6.3%, was variable-rate debt.

At December 31, 2006 the fair value of our fixed-rate debt is estimated to be $2,551.4 million, compared to its carrying value of $2,617.5 million. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral.

If interest rates were to increase by 50 basis points, the increase in interest expense on our $176.8 million in consolidated variable-rate debt would decrease future annual earnings and cash flows by approximately $0.9 million. A 50 basis points increase in interest rates would decrease the fair value of our $2,617.5 million principal amount of consolidated fixed-rate debt by $66.3 million and the fair value of our interest rate cap agreements would increase by $0.8 million. If interest rates were to decrease by 50 basis points, the decrease in interest expense on our $176.8 million in consolidated variable-rate debt would increase our future annual earnings and cash flows by approximately $0.9 million and would increase the fair value of our $2,617.5 million principal amount of consolidated fixed-rate debt by approximately $61.7 million and the fair value of our interest rate cap agreements would decrease by $0.1 million.

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

 Our remaining exposure to interest rate risk at December 31, 2006 includes the $62.88 million mortgage on Wateridge Plaza and the $240.0 million 3161 Michelson construction loan, of which only $113.5 million was outstanding as of December 31, 2006. Under the terms of the Wateridge Plaza loan, we were required to purchase an interest rate cap limiting the LIBOR portion of the interest rate to 4.75% through the maturity on April 9, 2007 (currently below one month LIBOR of 5.32% as of December 31, 2006). Under the terms of the 3161 Michelson construction loan, we were required to purchase an accreting interest rate cap limiting the LIBOR portion of the interest rate to 5.50% on 75% of outstanding borrowing through maturity on September 30, 2008.

The table below lists our principal derivative instruments, and their fair values as of December 31, 2006 and December 31, 2005 (in thousands):

				Fair Value
	Notional Value	Strike Rate	Effective Date	Expiration Date	2006	2005

Interest rate cap (1)	$261,900	4.90%	10/10/2006	10/10/2013	$-	$46
Interest rate cap	180,000	5.50%	10/1/2006	10/1/2008	200	-
Interest rate cap (2)	230,000	7.92%	7/15/2003	7/15/2007	-	1
Interest rate cap (2)	20,000	7.92%	11/17/2003	7/15/2007	-	-
Interest rate cap sold (2)	250,000	7.92%	7/15/2003	7/15/2007	-	(1)
Interest rate cap (2)	30,000	3.50%	7/15/2003	7/15/2008	-	942
Interest rate cap sold (2)	30,000	3.50%	7/15/2003	7/15/2008	-	(942)
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	64	115
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	20	36
Total					$284	$197
__________
(1)	Assigned to lender.

(2)	Sold.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Maguire Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Maguire Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Maguire Properties, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maguire Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maguire Properties, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Los Angeles, California
March 1, 2007

MAGUIRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Investments in real estate:
Land	$379,341	$411,734
Acquired ground lease	-	30,425
Buildings and improvements	2,421,775	2,990,657
Land held for development and construction in progress	342,780	194,042
Tenant improvements	214,020	254,804
Furniture, fixtures and equipment	16,755	16,231
	3,374,671	3,897,893
Less: accumulated depreciation and amortization	(357,422)	(309,270)
	3,017,249	3,588,623

Cash and cash equivalents	101,123	45,034
Restricted cash	99,150	69,020
Rents and other receivables, net of allowance for doubtful accounts of $17 in 2006 and $118 in 2005	19,766	16,821
Deferred rents	39,262	38,304
Due from affiliates	8,217	872
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $111,688 in 2006 and $89,959 in 2005	146,522	219,100
Deferred loan costs, net of accumulated amortization of $7,340 in 2006 and $7,875 in 2005	23,808	22,787
Acquired above market leases, net of accumulated amortization of $33,760 in 2006 and $27,736 in 2005	21,848	40,928
Other assets	10,406	27,702
Investment in unconsolidated joint venture	24,378	-
Total assets	$3,511,729	$4,069,191

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$2,779,349	$3,205,234
Other secured loans	15,000	148,000
Accounts payable and other liabilities	153,046	107,515
Dividends and distributions payable	24,934	24,701
Capital leases payable	5,996	7,450
Acquired below market leases, net of accumulated amortization of $52,818 in 2006 and $41,344 in 2005	72,821	99,584
Total liabilities	3,051,146	3,592,484

Minority interests	28,671	40,070
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
46,985,241 and 45,814,651 shares issued and outstanding at
December 31, 2006 and December 31, 2005, respectively	470	458
Additional paid-in capital	680,980	664,428
Accumulated deficit and dividends	(257,124)	(233,481)
Accumulated other comprehensive income, net	7,486	5,132
Total stockholders' equity	431,912	436,637
Total liabilities, minority interests and stockholders' equity	$3,511,729	$4,069,191

See accompanying notes to the consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the Year Ended December 31,
	2006	2005	2004

Revenues:
Rental	$266,883	$298,576	$187,748
Tenant reimbursements	88,554	109,201	79,664
Hotel operations	27,054	24,037	20,519
Parking	39,889	44,703	33,797
Management, leasing and development
services to affiliates	7,945	2,972	2,278
Interest and other	31,881	7,718	2,708
Total revenues	462,206	487,207	326,714

Expenses:
Rental property operating and maintenance	91,718	99,915	69,245
Hotel operating and maintenance	17,323	15,739	14,497
Real estate taxes	35,181	42,330	24,430
Parking	12,368	11,966	9,293
General and administrative and other	37,016	21,692	17,530
Ground leases	543	2,664	2,657
Depreciation and amortization	144,690	166,878	86,587
Interest	137,178	157,284	64,235
Loss from early extinguishment of debt	11,440	1,769	791
Total expenses	487,457	520,237	289,265
Loss from continuing operations before
equity in net loss of unconsolidated
joint venture, gain on sale of real estate and minority interests	(25,251)	(33,030)	37,449
Equity in net loss of unconsolidated joint venture	(3,746)	-
Gain on sale of real estate	108,469	-	-
Minority interests attributable to continuing operations	(9,146)	9,516	(3,982)
Income (loss) from continuing operations	70,326	(23,514)	33,467

Loss from discontinued operations before minority interests	-	(375)	-
Minority interests attributable to discontinued operations	-	71	-
Loss from discontinued operations	-	(304)	-

Net income (loss)	70,326	(23,818)	33,467

Preferred stock dividends	(19,064)	(19,064)	(17,899)

Net income (loss) available to common shareholders	$51,262	$(42,882)	$15,568

Basic income (loss) per share
available to common shareholders	$1.11	$(0.99)	$0.37

Diluted income (loss) per share available to
common shareholders	$1.09	$(0.99)	$0.36

Weighted-average common shares outstanding:
Basic	46,257,573	43,513,810	42,504,134

Diluted	46,931,433	43,513,810	42,679,124

See accompanying notes to the consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
 EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands except share data)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid in Capital	Accumulated Deficit and Dividends	Accumulated Other Comprehensive Income, Net	Total

Balance at December 31, 2003	42,645,711	$426	$-	$402,333	$(65,884)	$6,549	$343,424
Net income	-	-	-	-	33,467	-	33,467
Other comprehensive income recognized, net of minority interests	-	-	-	-	-	1,391	1,391
Comprehensive net income							34,858
Dividends	-	-	-	-	(86,616)	-	(86,616)
Net proceeds from sale of preferred stock	-	-	100	240,626	-	-	240,726
Offering costs	-	-	-	(199)	-	-	(199)
Stock-based compensation, net of minority interests	141,414	2	-	2,123	-	-	2,125
Operating partnership units converted to fully vested common stock, net of minority interests	471,364	5	-	3,032	-	12	3,049
Balance at December 31, 2004	43,258,489	433	100	647,915	(119,033)	7,952	537,367
Net loss	-	-	-	-	(23,818)	-	(23,818)
Other comprehensive income recognized, net of minority interests	-	-	-	-	-	(3,158)	(3,158)
Comprehensive net loss							(26,976)
Dividends	-	-	-	-	(90,046)	-	(90,046)
Stock-based compensation, net of minority interests	21,907	-	-	3,028	-	-	3,028
Operating partnership units converted to fully vested common stock, net of minority interests	2,534,255	25	-	13,485	(584)	338	13,264
Balance at December 31, 2005	45,814,651	458	100	664,428	(233,481)	5,132	436,637
Net income	-	-	-	-	70,326	-	70,326
Other comprehensive income recognized, net of minority interests	-	-	-	-	-	2,254	2,254
Comprehensive net income							72,580
Dividends	-	-	-	-	(93,957)	-	(93,957)
Stock-based compensation, net of forfeitures and minority interests	287,327	3	-	6,823	-	-	6,826
Stock option exercise, net of minority interests	295,400	3	-	4,852	-	-	4,855
Operating partnership units converted to fully vested common stock, net of minority interests	587,863	6	-	4,877	(12)	100	4,971
Balance at December 31, 2006	46,985,241	$470	$100	$680,980	$(257,124)	$7,486	$431,912

See accompanying notes to the consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss):	$70,326	$(23,818)	$33,467
Adjustments to reconcile net income (loss) to net cash
provided by operating activities (including
discontinued operations):
Minority interests	9,146	(9,587)	3,982
Equity in net loss of unconsolidated joint venture	3,746	-	-
Operating distributions received from unconsolidated joint venture	5,422	-	-
Gain on sale of real estate	(108,469)	-	-
Depreciation and amortization	144,690	166,878	86,587
Revenue recognized related to below market
leases, net of acquired above market leases	(7,742)	(7,900)	(2,503)
Compensation expense for equity-based awards	7,833	3,585	1,833
Loss on early extinguishment of debt	7,841	2,441	791
Amortization of deferred loan costs	4,954	5,444	4,037
Amortization of deferred gain from sale of interest rate swaps	(5,820)	(3,812)	(1,873)
Changes in assets and liabilities:
Rents and other receivables	(5,473)	(8,783)	(151)
Deferred rents	(7,354)	(13,570)	(10,605)
Due from affiliates	2,087	3,041	(1,306)
Deferred leasing costs	(15,922)	(18,389)	(20,742)
Other assets	17,812	(7,521)	(2,047)
Accounts payable and other liabilities	(17,085)	16,808	13,643
Net cash provided by operating activities	105,992	104,817	105,113

Cash flows from investing activities:
Expenditures for improvements to real estate	(170,888)	(64,724)	(29,227)
Acquisitions of real estate	(194,807)	(1,549,846)	(557,969)
Proceeds received from sales of real estate	-	117,849	5,000
Proceeds from sale of real estate to unconsolidated joint venture, net	343,488	-	-
Increase in restricted cash	(43,219)	2,103	(31,959)
Net cash used in investing activities	(65,426)	(1,494,618)	(614,155)

Cash flows from financing activities:
Proceeds from preferred stock offering	-	-	250,000
Payment of preferred stock offering costs	-	-	(9,473)
Payment of loan costs	(13,836)	(14,844)	(3,599)
Proceeds from mortgage loans	1,010,950	1,246,080	584,000
Proceeds from term loan	-	450,000	-
Proceeds from construction loans	113,974	-	-
Proceeds from other secured loans	-	10,000	140,000
Borrowings on revolving credit facility	-	133,000	20,000
Principal payments on mortgage loans	(466,669)	(91,000)	(318,000)
Principal payments on term loan	(415,000)	(35,000)	-
Principal payments on other secured loans	(50,000)	(146,200)	(41,000)
Repayments on revolving credit facility	(83,000)	(70,000)	-
Payment of refinancing deposits	(3,266)	(14,507)	(300)
Other financing activities	(978)	3,799	-
Proceeds received from sale leaseback of real estate	25,319	-	-
Principal payments on capital leases	(2,012)	(1,757)	(1,129)
Proceeds from sale of interest rate swaps	-	-	9,970
Proceeds received from stock option exercise	5,614	-	-
Contributions to Macquarie Office Trust	-	5,902	-
Payment of dividends to preferred shareholders	(19,064)	(19,064)	(14,721)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(86,509)	(86,069)	(85,946)
Net cash provided by financing activities	15,523	1,370,340	529,802
Net increase (decrease) in cash and cash equivalents	56,089	(19,461)	20,760
Cash and cash equivalents at beginning of period	45,034	64,495	43,735
Cash and cash equivalents at end of period	101,123	45,034	64,495

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$138,695	$149,940	$59,585

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$28,251	$21,338	$8,009
Accrual for offering costs and reclassification of previously accrued offering costs to stockholders' equity	-	-	183
Accrual for dividends and distributions declared	24,934	24,701	24,692
Assumption of mortgage and other secured loans	-	155,000	164,000
Buyer assumption of mortgage loans secured by properties sold	661,250	103,600	-
Increase (decrease) in fair value of interest rate swaps and caps	8,685	(49)	3,522
Seller provided financing	-	-	45,200
Other secured loans converted to mortgage loans	-	44,000	-
Mortgage loans converted to other secured loans	-	10,000	-
Operating partnership units converted to common stock	4,971	13,264	3,049

See accompanying notes to the consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”) of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”) and Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

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

On June 27, 2003, we commenced operations after completing the IPO, which consisted of the sale of 36,510,000 shares of common stock. On July 28, 2003, we issued an additional 5,476,500 shares of common stock as a result of the exercise of the underwriters’ over-allotment option. On January 23, 2004, we completed the offering of 10 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) (the “Series A Preferred Stock”).

Our operations are carried out primarily through our Operating Partnership and its wholly owned subsidiaries, including our Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership (“Units”). Our Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of December 31, 2006, 2005 and 2004 our company held 86.4%, 85.1% and 80.4% of the common Units of our Operating Partnership.

Through our Operating Partnership, we own whole or partial interests in 24 office and retail projects, a 350-room hotel with offsite parking garages and on-site structured and surface parking (our “Total Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated joint venture formed in conjunction with Macquarie Office Trust (“MOF”) (see Note 11), our share of the Total Portfolio is approximately 12.7 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio (unaudited):

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly Owned Properties	18	52	11,891,028	7,452,710	23,525	11,891,028	7,452,710	23,525
Unconsolidated Joint Venture	6	20	3,853,937	2,401,693	8,247	770,787	480,339	1,649
Total	24	72	15,744,965	9,854,403	31,772	12,661,815	7,933,049	25,174

Weighted Average Leased			89.1%			87.6%

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2006, the majority of our existing portfolio is located in nine Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own one property, Wells Fargo Center, located in Denver, Colorado (a joint venture property). Our portfolio includes six office properties in the LACBD - US Bank Tower, Gas Company Tower, KPMG Tower, Wells Fargo Tower - Los Angeles, 777 Tower and One California Plaza (a joint venture property) — and four off-site parking garages. In the Tri-Cities submarket, we own the Plaza Las Fuentes office and the Westin® Pasadena Hotel properties in Pasadena and the Glendale Center, 700 North Central, 701 North Brand and 801 North Brand properties (collectively the “Glendale properties”) in Glendale. In the Cerritos submarket, we own the Cerritos Corporate Center Phase I and Phase II (“Cerritos”) (joint venture properties), collectively known as the Cingular Wireless Western Regional Headquarters. In the Santa Monica Professional and Entertainment submarket, we own the Lantana Media Campus. Our portfolio also includes Park Place I, Park Place II and the Washington Mutual Irvine Campus (a joint venture property) located in the John Wayne Airport submarket of Orange County. In the Costa Mesa submarket in Orange County, we own Pacific Arts Plaza. In the UTC submarket of San Diego County, we own Regents Square I and II. We own Wateridge Plaza and San Diego Tech Center (a joint venture property) in the Sorrento Mesa submarket of San Diego County. In the Mission Valley submarket of San Diego County, we own Mission City Corporate Center and Pacific Center.

We also own land parcels adjacent to our Glendale properties, 777 Tower, 17885 Von Karman Avenue at Washington Mutual Irvine Campus, Lantana Media Campus, Pacific Arts Plaza, Wateridge Plaza, San Diego Tech Center and Mission City Corporate Center that we believe can support approximately 6.6 million net rentable square feet of office developments and structured parking. In addition, we own undeveloped land at Park Place II that we believe can support approximately 6.4 million net rentable square feet of office, retail, structured parking and residential uses.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements include all of the accounts of Maguire Properties, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. The equity method of accounting is utilized to account for investments over which we have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above- market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below- market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below- market fixed rate renewal periods.

In addition to the intangible value for above-market leases and the intangible negative value for below- market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and avoided revenue losses are calculated and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the company’s real estate because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Development Activities

Project costs clearly associated with the acquisition development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to the Company’s development activities, and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress recorded in land held for development and disposition are transferred to land and buildings and improvements on the consolidated balance sheets as the historical cost of the property. As of December 31, 2006, and 2005, land held for development and construction in progress in our consolidated balance sheets includes construction in progress of $173.1 million and $24.4 million, respectively. Interest capitalized for the years ended December 31, 2006 and December 31, 2005 was $14.8 million and $3.6 million, respectively, and is included in land held for development and construction in progress in our consolidated balance sheets.

Gain or Losses on Disposition of Real Estate

Gains or losses on the disposition of real estate assets are recorded when the recognition criteria in SFAS No. 66 “Accounting for Sales of Real Estate” have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Unconsolidated Joint Venture

Our investment in the Joint Venture is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, the Joint Venture. We evaluated our investment in the unconsolidated Joint Venture and have concluded that the Joint Venture is not a variable interest entity under FIN 46(R). The partner in the Joint Venture has substantive participating rights including approval of and participation in setting operating budgets and strategic plans, capital spending, and sale or financing transactions. Accordingly, we have concluded that the equity method of accounting is appropriate for our investment in the unconsolidated Joint Venture. Our investment in the Joint Venture is recorded initially at cost, as investment in the unconsolidated Joint Venture, and is subsequently adjusted for our proportionate share of net earnings or losses, cash contributions and distributions received and other adjustments, as appropriate. Any difference between the carrying amount of the investment on our consolidated balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings or loss of unconsolidated joint venture over 40 years. We record distributions of operating profit from the investment in unconsolidated joint venture as operating cash flow and distributions related to a capital transaction, such as a refinancing transaction or sale, as an investing activity.

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

Deferred Leasing Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants (including direct internal costs) are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and tenant relationships, which are discussed above in investments in real estate.

Deferred Loan Costs

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method.

Other Assets

Other assets include prepaid expenses, interest receivables, deposits, deferred financing costs and corporate level furniture and fixtures (net of accumulated depreciation).

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include accounts payable, accrued expenses, prepaid tenant rents and accrued interest payable.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $7.4 million, $13.6 million and $10.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $7.7 million, $7.9 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables in the accompanying consolidated balance sheets. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. Credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Parking income is recognized in the period the revenue is earned. Lease termination fees, which are included in other income in the accompanying consolidated statements of operations, are recognized when the related leases are canceled, the leased space has been vacated and we have no continuing obligation to provide services to such former tenants. Upon a tenant’s agreement to terminate a lease early, we accelerate the remaining unamortized assets associated with the tenant through the termination date. These accelerated depreciation and amortization charges are included in depreciation and amortization in the accompanying consolidated statements of operations.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Segment Reporting

We report our consolidated financial statements in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  We have two reportable segments, office and hotel. The components of the office segment include rental of office, retail and storage space to tenants, parking and other tenant services. The components of the hotel segment include rooms, food and beverage, and other services to hotel

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

guests. We also have certain corporate level activities including legal, human resources, accounting, finance, and management information systems which are not considered separate operating segments.

We do not allocate our investment in real estate between the hotel and the office portions of the Plaza Las Fuentes property; therefore, separate information related to investment in real estate, expenditures for investments in real estate, and depreciation and amortization is not available for the office and hotel segments. Due to the size of the hotel segment in relation to our consolidated financial statements, we are not required to report segment information for the years ended December 31, 2006, 2005 and 2004.

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

On April 1, 2005, we adopted FAS 123(R). While the provisions of FAS 123(R) were not required until the first annual reporting period that begins after June 15, 2005, we elected to adopt FAS 123(R) before the required effective date. We adopted FAS 123(R) using a modified prospective application, as permitted under FAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the fiscal year of adoption.

Prior to the adoption of FAS 123(R), we applied APB 25 to account for our stock-based awards. Under APB 25, we generally only recorded stock-based compensation expense for restricted stock, which amounted to $1.8 million for the year ended December 31, 2004. Under the provisions of APB 25, we were not required to recognize compensation expense for stock options. Beginning in the second quarter of 2005, with the adoption of FAS 123(R), we recorded stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”). Stock-based compensation expense for the years ended December 31, 2006 and 2005 were $7.8 million and $4.0 million, respectively.

The following table illustrates the effect on net income available to common shareholders and earnings per share if we had recorded compensation expense based on the fair value method for all Equity Classified Awards for the year ended December 31, 2004 (in thousands, except per share amounts):

For the Year Ended December 31,
2004

Reported net income available to common shareholders	$15,568

Add: Total stock-based employee compensation
expense included in reported net income,
net of minority interests	1,462

Less: Total stock-based employee compensation
expense determined under the fair value
method, net of minority interests	(1,644)

Pro forma net income available to common shareholders	$15,386

Basic - as reported	$0.37
Diluted - as reported	$0.36
Basic and diluted - pro forma	$0.36

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair market value of each stock option granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model with the following weighted-average assumptions for grants in 2006, 2005 and 2004.

Assumption Price	2006	2005	2004
Dividend yield	4.6%	5.2% - 5.7%	6.5%
Expected life of option	36 Months	36 Months	36 Months
contractual term of option	10 years	10 years	10 years
Risk-free interest rate	5.14%	3.94% - 4.5%	4.60%
Expected stock price volatility	25.83%	17.24% - 22.49%	29.34%
Number of steps	500	500	500
Fair value of options (per share) on grant date	$6.12	$3.34 - $4.00	$4.18

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

3. Related Party Transactions

We have receivables for management fees, development fees, leasing commissions and other operating expense reimbursements from entities controlled by Robert F. Maguire III, our Chairman and Chief Executive Officer, in the amount of $0.7 million and $0.9 million as of December 31, 2006 and December 31, 2005, respectively. These receivables are included in Due from Affiliates in the consolidated balance sheets and were current as of December 31, 2006.

As of December 31, 2006, receivables due from the Joint Venture were $7.6 million which primarily represents our net working capital for the period prior to the January 5, 2006 closing of the Joint Venture transaction, which remained with the contributed properties to satisfy our pre-closing obligation in accordance with the contribution agreements. This balance also includes reimbursements for routine management expenses under our property management agreement with the Joint Venture. These receivables are included in Due from Affiliates in the consolidated balance sheets and were current as of December 31, 2006.

We have a full-service, ten-year lease in place for the corporate offices at 1733 Ocean Avenue, a property beneficially owned by Mr. Maguire, which commenced in July 2006. The lease is for 17,207 square feet of rentable area on the fourth floor. The lease had an initial annual stated rent of $929,178 and an effective initial annual rent of $680,245 after accounting for a priority cash flow participation for the amount of $248,933 for the first lease year

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in our favor. The priority cash flow participation is a rent credit that effectively decreases our net rent to rates comparable to rates in downtown Los Angeles that went into effect upon the lease commencement due to the property being stabilized. It increases at the rate of three percent (3%) per annum on each anniversary of the lease commencement date throughout the initial lease term. (See Note 18 for more information.)

On February 23, 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate a “right of first offer” agreement with respect to a 1.4 million square foot office, hotel and retail property located in the Dallas/Fort Worth, Texas area (“Solana”), and a 322-acre Solana land parcel also owned by Mr. Maguire. We will continue to be compensated for asset management and leasing services for Western Asset Plaza, 1733 Ocean Avenue and Solana properties. Mr. Maguire voluntarily paid us $0.7 million for reimbursement of costs incurred in connection with the waivers and right of first offer termination.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by our company, which, at December 31, 2006 and December 31, 2005, amounted to 13.6% and 14.9%, respectively. In conjunction with the formation of our company, Mr. Maguire and entities controlled by him and certain other persons and entities contributing ownership interests in the Predecessor properties to our Operating Partnership received Units. Limited partners who acquired Units in the formation transactions had the right, commencing on or after August 27, 2004, to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, from August 27, 2004 onwards, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the period August 27, 2004 through December 31, 2006, our Operating Partnership redeemed a total of 3,593,482 Units upon instruction from limited partners for an equivalent number of shares. Neither the company nor our Operating Partnership received any proceeds from the issuance of the common stock to limited partners.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Debt

A summary of our outstanding indebtedness as of December 31, 2006 and 2005 is as follows (dollars in thousands):

				Principal Outstanding as of
				December 31,
	Maturity Date	Interest Rate		2006	2005

Term Loan	3/15/2010	LIBOR + 1.75%		$-	$415,000
US Bank Tower Mortgage	7/1/2013	4.66%		260,000	260,000
Gas Company Tower and
World Trade Center Garage Mortgage (1)	8/11/2016	5.10%		458,000	-
Gas Company Tower and 808 South Olive Garage
Mortgage (1)	7/6/2007	LIBOR + 0.824%		-	230,000
Wells Fargo Tower (CA) Mortgage	7/1/2010	4.68%		248,331	250,000
KPMG Tower Mortgage	11/1/2011	5.14%		210,000	210,000
Park Place I Mortgage	11/1/2014	5.64%		170,000	170,000
One California Plaza Mortgage (2)	12/1/2010	4.73%		-	146,250
Washington Mutual Mortgage (2)	12/11/2011	5.07%		-	106,000
Lantana Mortgage	1/6/2010	4.94%		98,000	98,000
Glendale Center Mortgage (3)	11/1/2013	5.73%		-	80,000
Glendale Center Mortgage (3)	8/11/2016	5.82%		125,000	-
Wells Fargo Center (CO) Mortgage (2)	4/6/2015	5.26%		-	276,000
Pacific Arts Plaza Mortgage	4/1/2012	5.15%		270,000	270,000
777 Tower Mortgage (4), (5)	11/1/2003	5.84%		268,523	-
777 Tower Mortgage (4)	9/10/2009	4.81%		-	114,504
777 Tower Mortgage (4)	9/10/2009	LIBOR + 0.90%		-	40,000
San Diego Tech Center Mortgage (2)	4/11/2015	5.70%		-	133,000
Pacific Center Mortgage (6)	5/6/2016	5.76%		117,291	-
Regents Square I & II Mortgage	4/1/2012	5.13%		103,600	103,600
Park Place II Mortgage	3/12/2012	5.39%		100,000	100,000
801 North Brand Mortgage	4/6/2015	5.73%		75,540	75,540
Wateridge Plaza Mortgage	4/9/2007	LIBOR + 1.75%	(7)	47,880	47,880
Mission City Corporate Center Mortgage	4/1/2012	5.09%		52,000	52,000
701 North Brand Mortgage	10/1/2016	5.87%		33,750	-
700 North Central Mortgage	4/6/2015	5.73%		27,460	27,460
Park Place Construction Loan	9/30/2008	LIBOR + 2.25%	(8)	113,473	-
WAMU Construction Loan	12/30/2008	LIBOR + 1.80%		501	-
Total Mortgage Loans				2,779,349	3,205,234

Gas Company Tower and World Trade Center Garage
Senior Mezzanine (1)	7/7/2008	LIBOR + 3.750%		-	30,000
Junior Mezzanine (1)	7/6/2007	LIBOR + 6.625%		-	20,000
Revolving Credit Facility	3/15/2009	LIBOR + 1.75%	(9)	-	83,000
Wateridge Plaza Mezzanine	4/9/2007	LIBOR + 1.75%	(7)	15,000	15,000
Total Other secured loans				15,000	148,000

Total Consolidated Debt				$2,794,349	$3,353,234

__________
(1)	On August 7, 2006, we refinanced Gas Company Tower and World Trade Center Garage and repaid the mortgage and mezzanine loans previously secured by these properties.

(2)	These properties were acquired by the Joint Venture, in which we retained a 20% interest.

(3)	On June 27, 2006, we refinanced Glendale Center and repaid the mortgage loan previously secured by the property.

(4)	On October 10, 2006, we refinanced 777 Tower and repaid the mortgage loans previously secured by the property.

(5)	Net of loan discount of $4.5 million as of December 31, 2006.

(6)	Net of loan discount of $3.9 million as of December 31, 2006.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)	The credit facility currently bears interest of LIBOR + 1.75%. The spread may fluctuate between 1.50% and 2.00%, depending on our consolidated leverage ratio.

As of December 31, 2006 and 2005, one-month LIBOR was 5.32% and 4.39%, respectively. The weighted average interest rate of our debt was 5.36% as of December 31, 2006 and 2005.

Except for our mortgage loans for Wells Fargo Tower - Los Angeles, KPMG Tower and Park Place I, our mortgage and mezzanine loans required interest-only payments on a monthly basis with principal due at maturity. Our Wells Fargo Tower mortgage loan required monthly payments of interest only through July 2006 when monthly principal payments based on a 30-year amortization schedule began. Our KPMG Tower mortgage loan requires monthly payments of interest only until November 2009 when monthly principal payments based on a 30-year amortization schedule begin. Our Park Place I mortgage loan requires monthly payments of interest only until December 2009 when monthly principal payments based on a 30-year amortization schedule begin.

As of December 31, 2006, principal payments due for our mortgages and other secured loans are as follows (in thousands):

2007	$66,703
2008	117,949
2009	4,447
2010	339,598
2011	209,081
Thereafter	2,056,571
Total	$2,794,349

As of December 31, 2006, of our total secured loans of $2,794.3 million, $114.0 million may be prepaid with no penalty, $508.3 million may be currently defeased, $1,729.2 million may be defeased after various lockout periods (as defined in the underlying loan agreements) and $442.8 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements).

Certain mortgage and other secured loans were repaid or defeased, which resulted in prepayment penalties, exit fees and defeasance costs. Such costs along with the write-off of unamortized loan costs, net of loan premiums recorded upon assumption of the debt that was repaid, are presented as loss from early extinguishment of debt in the accompanying consolidated statements of operations. For the years ended December 31, 2006, 2005 and 2004, costs resulting in losses from early extinguishment of debt totaled $11.4 million, $2.4 million (including discontinued operations) and $0.8 million, respectively.

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

  On June 27, 2006, we completed a $125.0 million, interest-only ten-year mortgage refinancing with Nomura Credit and Capital secured by Glendale Center to replace our existing $80.0 million Glendale Center loan. The mortgage loan has a fixed rate of 5.82% with a maturity date of August 11, 2016. We used $33.0 million of the proceeds to paydown our $450.0 million, five-year financing (the “Term Loan”). In connection with the payoff of the existing mortgage and paydown of the Term Loan, we recognized a $4.1 million loss on early extinguishment of debt due to a $3.1 million prepayment penalty and a $1.0 million write-off of unamortized loan costs.

On August 7, 2006, we completed a $458.0 million mortgage refinancing with Nomura Credit & Capital, Inc. for the Gas Company Tower and World Trade Center Garage properties. The new mortgage is a ten-year, interest-only, fixed rate loan that bears interest at 5.10% and matures on August 11, 2016. The proceeds were used to pay off the existing mortgage of $280.0 million and pay down the Term Loan in the amount of $165.0 million. In connection with the payoff of the existing mortgage, we recognized a $2.0 million loss from early extinguishment of

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

debt due to a write-off of unamortized loan costs and a $3.2 million gain (included in other income) previously deferred related to the Gas Company Tower swap sold in July 2004. In addition, we recognized $1.8 million in loss from early extinguishment of debt due to a write-off of unamortized loan costs related to the Term Loan.

On September 29, 2006, we completed a $240.0 million construction loan financing among Eurohypo AG, New York Branch, as Administrative Agent and certain lenders signatory thereto for the purpose of funding costs pertaining to the construction of a 531,000 square foot office building and two parking garages with a parking capacity of approximately 6,200 vehicles at the Park Place campus at 3161 Michelson Drive, Irvine, California. The construction loan will bear interest at a rate of LIBOR + 2.25% (7.57% at December 31, 2006) and will mature on September 30, 2008, with three one-year extension options. As of December 31, 2006, $113.5 million was outstanding on the construction loan.

On October 10, 2006, we completed a $273.0 million refinancing with Bank of America, N.A. for the property located at 777 South Figueroa Street, Los Angeles, California. The mortgage loan is an interest-only, seven-year mortgage, which bears interest at a fixed rate of 5.84% and matures on November 1, 2013. The forward-starting interest rate swap associated with this anticipated mortgage financing was assigned to the lender as part of the transaction in exchange for a lower stated interest rate of 5.84%. Accordingly, we recorded the borrowing net of a $4.6 million loan discount. On October 13, 2006, $104.0 million of the proceeds from this refinancing and $63.0 million of available cash on hand were used to repay the remaining $167.0 million outstanding on our Term Loan. Accordingly, we recorded $1.0 million in loss from early extinguishment of debt during the fourth quarter due to a $0.6 million prepayment penalty and a $0.4 million write-off of unamortized loan costs related to the 777 Tower refinancing. In addition, we recorded a $1.9 million loss on early extinguishment of debt during the fourth quarter due to a write-off of unamortized loan costs related to the payoff of the Term Loan.

On December 26, 2006, we completed a $39.7 million construction loan financing with Guaranty Bank for the purpose of funding costs pertaining to the construction of a 150,000 square foot office building at the Washington Mutual Irvine campus. The construction loan will bear interest at a rate of LIBOR + 1.80% (7.18% at December 31, 2006), and will mature on December 30, 2008, with a one-year extension option. As of December 31, 2006, $0.5 million was outstanding on the construction loan.

Certain of our mortgage and other secured loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.

  The terms of our secured revolving credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to certain other adjustments. At December 31, 2006, we were in compliance with all such covenants.

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity.

Mr. Maguire and certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor have guaranteed a portion of our debt. As of December 31, 2006, $591.8 million of our debt is subject to such guarantees.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Earnings (Loss) per Share

Earnings (loss) per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted earnings per share (in thousands except share and per share amounts):

	Year Ended December 31,
	2006	2005	2004

Income (loss) from continuing operations	$70,326	$(23,514)	$33,467
Preferred dividends	(19,064)	(19,064)	(17,899)
Income (loss) from continuing operations
available to common shareholders	51,262	(42,578)	15,568
Loss from discontinued operations	-	(304)	-
Net income (loss) available to common shareholders	$51,262	$(42,882)	$15,568

Weighted average common shares outstanding - basic	46,257,573	43,513,810	42,504,134

Potentially dilutive securities (1):
Contingently issuable shares	470,891	-	-
Stock options	127,997	-	119,530
Restricted stock	74,972	-	55,460
Weighted average common shares outstanding - diluted	46,931,433	43,513,810	42,679,124

Earnings (loss) per share - basic:
Income (loss) per share from continuing operations
available to common shareholders	1.11	(0.98)	0.37
Loss per share from discontinued operations	-	(0.01)	-
Net income (loss) per share available to common shareholders	1.11	(0.99)	0.37

Earnings (loss) per share - diluted:
Income (loss) per share from continuing
operations available to common shareholders	1.09	(0.98)	0.36
Loss per share from discontinued operations	-	(0.01)	-
Net income (loss) per share available to common shareholders	1.09	(0.99)	0.36
 __________
(1)
For the year ended December 31, 2005, the effect of the assumed exercise of 577,500 potentially dilutive outstanding stock options and the effect of 267,316 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

7. Stockholders’ Equity

Shares and Units

We pay cumulative dividends on our Series A Preferred Stock from the date of original issuance in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share. Dividends on our Series A Preferred Stock are payable quarterly in arrears. Our Series A Preferred Stock does not have a stated maturity and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our Series A Preferred Stock will rank senior to our common stock with respect to the payment of distributions. We are not allowed to redeem our Series A Preferred Stock before January 30, 2009, except in limited circumstances to preserve our status as a REIT. On or after January 30, 2009, we may, at our option, redeem our series A preferred stock, in whole or from time to time in part, for cash at a redemption price of $25.00 per share, plus all accumulated and unpaid dividends on such Series A Preferred Stock up to and including the redemption date. Holders of our Series A Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other events. Our Series A Preferred Stock are not convertible into or exchangeable for any other property or securities of our company. We had 10,000,000 shares of Series A Preferred Stock outstanding as of December 31, 2006 and 2005. We own 10,000,000 7.625% Series A Cumulative Preferred Units, representing limited partnership

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

units in our Operating Partnership, the terms of which have essentially the same economic characteristics as the Series A Preferred Stock.

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of our Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock on a one-for-one basis after August 27, 2004. We had 46,985,241 and 45,814,651 shares of common stock and 7,405,916 and 7,993,779 of Units outstanding as of December 31, 2006 and December 31, 2005, respectively.

Distributions

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes including the treatment of loss on extinguishment of debt, gain on sale of real estate, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

On December 13, 2006, we declared a dividend to common stockholders of record and our Operating Partnership declared a distribution to Unit holders of record, in each case as of December 31, 2006, of $0.40 per common share and Unit, for the quarter ended December 31, 2006. These dividends and distributions were paid on January 31, 2007. This is equivalent to an annual rate of $1.60 per common share and Unit.

On December 13, 2006, we declared a dividend to holders of record of our Series A Preferred Stock as of December 31, 2006 of $0.4766 per preferred share. This dividend is payable for the quarter ended January 31, 2007 and was paid on January 31, 2007. This is equivalent to an annual rate of $1.9064 per preferred share.

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Dividends declared per common share	$1.6000	$1.6000	$1.6000
Less: Dividends declared in the current year
and paid in the following year	(0.4000)	(0.4000)	(0.4000)
Add: Dividends declared in the prior year
and paid in the current year	0.4000	0.4000	0.4000

Dividends paid per common share	$1.6000	$1.6000	$1.6000

The income tax treatment for dividends reportable for our common stock for the years ended December 31, 2006, 2005 and 2004 as identified in the above, was as follows (unaudited):

Common Stock Dividend Characterization (Per Share)
	2006		2005		2004

Ordinary Income	$0.0188	1.18%	$0.0576	3.60%	$0.6512	40.70%
Capital Gain	0.0140	0.87%	-	-	-	-
Return of Capital	1.5672	97.95%	1.5424	96.40%	$0.9488	59.30%
Total	$1.6000	100.00%	$1.6000	100.00%	$1.6000	100.00%

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax treatment for dividends of our Series A Preferred shares for the years ended December 31, 2006, 2005 and 2004 was as follows (unaudited):

Series A Preferred Dividend Characterization (Per Share)
	2006		2005		2004

Ordinary Income	$1.0900	57.18%	$1.9064	100.00%	$1.9064	100.00%
Capital Gain	0.8164	42.82%	-	0.00%	-	0.00%
Return of Capital	-	0.00%	-	0.00%	-	0.00%
Total	$1.9064	100.00%	$1.9064	100.00%	$1.9064	100.00%

8. Incentive Award Plan

We have adopted the Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock appreciation rights and other incentive awards to our employees, directors and consultants, the Operating Partnership and MP Services (and their respective subsidiaries). We have reserved a total of 4,816,861 shares of our common stock for issuance pursuant to the Incentive Award Plan, subject to certain adjustments as set forth in the plan. Of this amount, 659,211 shares of restricted stock were issued upon consummation of our IPO. The holders of these shares have full voting rights and will receive any dividends paid. Of the 659,211 shares of restricted stock issued, 343,421 shares were fully vested upon consummation of our IPO while 70,175 vested on each anniversary date of our IPO in 2004, 2005 and 2006. The remaining 105,265 shares were forfeited upon Rick Gilchrist’s resignation (see below for more information). On June 27, 2004, the first anniversary of our IPO, we issued 141,414 shares of restricted stock. Of these 141,414 shares of restricted stock, 28,283 were fully vested upon issuance and 113,131 vests equally over four years (28,283 per year) on the anniversary date of our IPO. The holders of these shares have full voting rights and will receive any dividends paid.

On March 31, 2005, we granted 9,218 shares of restricted stock at $23.88 (the price of one share of our common stock on the New York Stock Exchange as of March 31, 2005) to employees (excluding certain members of senior management) representing a one time grant under our Incentive Award Plan, that vested in four quarterly installments on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. Between March 31, 2005 and July 1, 2005, we granted 10,309 shares of restricted stock at a range from $23.70 to $28.34 to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2005, 2006 and 2007.

Between March 31, 2005 and July 1, 2005, we granted 10,289 shares of restricted stock (the “2005 Performance Grant”) at a range from $23.70 to $28.34 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan, which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days. As of December 31, 2006, all shares of the 2005 Performance Grant have vested.

Between January 1, 2006 and October 1, 2006, we granted 10,604 shares of restricted common stock at a range from $30.90 to $40.53 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2006, 2007 and 2008.

Between January 1, 2006 and October 1, 2006, we granted 10,520 shares of restricted common at a range from $30.90 to $40.53 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan, which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days. As of December 31, 2006, 6,968 shares of the 2006 Performance Grant have vested.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amount payable for the absolute component of the senior management awards is based upon the amount by which the annualized total shareholder return over the period exceeds 9%. The amount payable for the relative component requires us to obtain an annualized total shareholder return that is above the greater of an annualized total shareholder return of 9% or the NAREIT office index during the same period. Management will receive a total award in an amount between 2.5% and 10% of the excess return over a base of $23.91 per share.

The awards are to be paid in common stock, or at our option, in cash; however it is our intent to settle with stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of the awards exceed $50.0 million. We are accounting for the awards as equity classified awards under FAS 123(R). The aggregate fair value of the awards at the date of the grant was approximately $3.4 million for 2005 and $3.6 million for 2006 (obtained by a third party appraisal using the Monte Carlo Simulation Method), which will be recorded as compensation expense, on a straight-line basis, over the derived requisite service period of five years. For the years ended December 31, 2006 and 2005, the compensation expense related to the cost of the senior management compensation program was $1.6 million and $966,700, respectively.

On December 8, 2005, Mr. Gilchrist resigned as a member of our board of directors and effective January 1, 2006 resigned as an officer of our company. As of January 1, 2006, he forfeited 105,263 shares of restricted stock originally valued at $19.00 per share. The remaining 52,632 shares of restricted stock was recognized as compensation cost over the remaining life of the original vesting period on June 27, 2006, in accordance with the terms of Mr. Gilchrist’s consulting agreement.

On June 30, 2006, we hired Paul S. Rutter and Martin A. Griffiths to serve as our Executive Vice President, Major Transactions and Executive Vice President, Operations, respectively. They were granted $11.0 million ($5.5 million each) in restricted common stock valued at $35.17 (the price of one share of our common stock on the New York Stock Exchange as of June 30, 2006) for a total of 312,768 shares (at a purchase price of $0.01 per share). $1.0 million of this award ($500,000 for each executive) or 28,434 shares, vested immediately upon hire. The remaining 284,334 shares will vest equally in each of the first, second, third, fourth and fifth anniversaries of the effective date of their respective employment agreements. Each of Messers Rutter and Griffiths is also part of the five-year equity compensation program for senior management.

  Also on June 30, 2006, Mark T. Lammas was promoted to Executive Vice President, Development and was awarded an additional $2,000,000, or 56,867 shares, of restricted common stock at $35.17 (at a purchase price of $0.01 per share). $1,000,000 of this award, or 28,433 shares, will vest on June 30, 2009 and the remaining $1,000,000 will vest on June 30, 2010.

A summary of our restricted stock as of December 31, 2006, 2005 and 2004 is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock at December 31, 2003	315,790	19.00
Granted on June 27, 2004	141,414	24.75
Vested	(98,459)	20.65
Forfeited	-	-
Unvested restricted stock at December 31, 2004	358,745	20.81
Granted during 2005	29,816	23.97
Vested	(120,365)	21.24
Forfeited	(880)	23.88
Unvested restricted stock at December 31, 2005	267,316	20.97
Granted during 2006	443,401	34.48
Vested	(140,414)	28.99
Forfeited	(163,126)	19.38
Unvested restricted stock at December 31, 2006	407,177	$33.56

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The compensation cost related to the 407,177 shares of unvested restricted stock at December 31, 2006 not yet recognized is approximately $12.2 million. The weighted average period over which this expense is to be recognized is 44.0 months.

Upon consummation of our IPO, we granted options to certain officers and independent directors to purchase 530,000 shares of common stock at an exercise price of $19.00 per share. 500,000 of these options vested on June 27, 2006, the third anniversary of our IPO. The remaining 30,000 options vested in three equal annual installments on June 27, 2004, 2005, and 2006. On June 3, 2004 and June 7, 2005, we granted our independent directors options to purchase 20,000 shares of common stock (40,000 shares in total) at exercise prices of $24.38 and $26.70, respectively, in connection with their reelection to the board, which vest in three equal annual installments from the date of grant. On December 8, 2005, in connection with his election as an independent director to our board of directors to replace Mr. Gilchrist, we granted Mr. Lewis Wolff options to purchase 7,500 shares of common stock at an exercise price of $31.23. These options vest in equal annual installments on December 8, 2007, 2008 and 2009.

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

A summary of our stock options is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at December 31, 2003	530,000	$19.00
Granted	20,000	24.38
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2004	550,000	19.20
Granted	27,500	27.94
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2005	577,500	19.61
Granted	25,000	34.51
Exercised	(295,400)	19.00
Forfeited	-	-
Options outstanding at December 31, 2006	307,100	$21.41

Options exercisable as of December 31, 2006	254,600	$19.48

The weighted-average remaining contractual term for the 254,600 exercisable stock options was 7.1 years with a total intrinsic value of $5.2 million as of December 31, 2006. The weighted-average remaining contractual term for the 307,100 outstanding stock options was 6.7 years with a total intrinsic value of $5.7 million as of December 31, 2005 and the total compensation cost not yet recognized is approximately $215,600, which will be recognized through June 2008.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The vested Performance Award will be paid in shares of our common stock (subject to the limits in the Incentive Plan) or, in the discretion of the plan administrator, in cash, at the end of the performance period. We intend to settle this award in common stock. In no event will the number of shares of common stock paid pursuant to the Performance Award exceed 1,400,000 shares, and the dollar value of the Performance Award will not exceed the product of (i) 1,400,000 shares of our common stock (subject to adjustment as provided by the Incentive Plan) and (ii) the fair market value of our common stock on the date the Performance Award becomes vested. The aggregate fair value of the Performance Award at the date of grant was estimated to be approximately $11.0 million. The Performance Award has been accounted for in accordance with SFAS 123(R). For the year ended December 31, 2006, we recognized $1.3 million in compensation expense related to the Performance Award.

9. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2006 and 2005 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

On December 31, 2006 the aggregate fair value of our mortgage and other secured loans is estimated to be $2,728.3 million compared to the carrying value of $2,794.3 million. As of December 31, 2005 the fair value of our loans was estimated to be $3,295.6 million compared to the carrying value of $3,353.2 million.

10. Derivative Instruments

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

MAGUIRE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2006 to the lender at a value of $4.6 million in exchange for a stated interest rate of 5.84% in the October 2006 refinancing of 777 Tower.

On February 6, 2006, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in April 2006 in connection with the $121.2 million financing of Pacific Center that effectively fixed the rate at 5.76%. The notional amount of the swap was $114.0 million, effective in March 2006 with a strike rate of the forward-starting ten-year swap rate of 5.07%. The swap was assigned in April 2006 to the lender at a value of $4.2 million in exchange for a stated interest rate of 5.76% upon completion of the financing.

On September 29, 2006, we entered into an interest rate cap agreement ($42.2 million notional amount accreting to $180.0 million) to limit the interest rate on 75% of the outstanding balance of the Park Place construction loan to 5.50% during the term of the loan, excluding extension periods. The effective date of the interest rate cap is October 1, 2006.

Included in accumulated other comprehensive income as of December 31, 2006 was the fair value of the interest rate cap not expensed, which was approximately $41,000, net of minority interest of $5,600, and $8.7 million of deferred gain on the swaps assigned in April 2006 and September 2006, net of minority interests of $1.2 million. Included in accumulated other comprehensive income as of December 31, 2005 was the fair value of the swap outstanding, which was approximately $46,000, net of minority interests of $7,000 and $6.1 million of deferred gain on the swap that we sold, net of minority interests of $0.9 million. The deferred gain on assignment of swaps will be recognized as a reduction of interest expense over the original lives of the swaps as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The amount of gain expected to be amortized in the next twelve months is approximately $0.3 million.

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

MAGUIRE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below lists our derivative instruments, and their fair values as of December 31, 2006 and 2005:
				Fair Value
	Notional Value	Strike Rate	Effective Date	Expiration Date	2006	2005

Interest rate cap (1)	$261,900	4.90%	10/10/2006	10/10/2013	$-	$46
Interest rate cap	180,000	5.50%	10/1/2006	10/1/2008	200	-
Interest rate cap (2)	230,000	7.92%	7/15/2003	7/15/2007	-	1
Interest rate cap (2)	20,000	7.92%	11/17/2003	7/15/2007	-	-
Interest rate cap sold (2)	250,000	7.92%	7/15/2003	7/15/2007	-	(1)
Interest rate cap (2)	30,000	3.50%	7/15/2003	7/15/2008	-	942
Interest rate cap sold (2)	30,000	3.50%	7/15/2003	7/15/2008	-	(942)
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	64	115
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	20	36
Total					$284	$197
__________
(1)	Assigned to lender.

(2)	Sold.

11. Investment in Unconsolidated Joint Venture

On November 4, 2005, we contributed One California Plaza to the Joint Venture in exchange for a 95% interest and a $65.0 million unsecured promissory note issued by the Joint Venture. Concurrently, MOF contributed to the Joint Venture $5.9 million in cash and received a 5% interest in the Joint Venture. This initial contribution to the Joint Venture did not qualify as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate.” Accordingly, no gain was recognized on the contribution and we continued to consolidate One California Plaza as of December 31, 2005.

On January 5, 2006, we completed the series of transactions contemplated by the Joint Venture agreements. The Joint Venture transactions were comprised of the following:

•
The contribution by us to the Joint Venture of Wells Fargo Center, San Diego Tech Center, Washington Mutual Irvine Campus, Cerritos and One California Plaza (remaining 75% interest) including the Joint Venture’s assumption of $661.25 million of mortgage debt secured by four of the properties, in exchange for a 20% interest in the Joint Venture and $382.0 million in cash, including $19.0 million representing a distribution to us of our 20% share in new mortgage debt issued by the Joint Venture which is secured by Cerritos as discussed below. The contribution of San Diego Tech Center excluded undeveloped land approved for 1.2 million square feet of office entitlements and the contribution of Washington Mutual Irvine Campus excluded undeveloped land approved for 150,000 square feet of office entitlements;

•
The issuance of $95.0 million in new mortgage financing by the Joint Venture secured by Cerritos, with a fixed interest rate of 5.54% and a maturity date of February 1, 2016. Our Operating Partnership provided a payment guarantee to the Joint Venture with respect to this mortgage through January 5, 2009;

•	The contribution by MOF of Stadium Gateway and cash in exchange for an 80% interest in the Joint Venture; and

•	The contribution by us of $5.6 million cash in exchange for a 20% interest in Stadium Gateway.

As a result of the Joint Venture transactions, we received net cash proceeds of $376.4 million, consisting of $363.0 million relating to MOF’s 80% acquisition of the five assets we contributed to the Joint Venture, $19.0 million representing the distribution of our 20% pro rata share of mortgage financing net proceeds issued by the

MAGUIRE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Joint Venture and secured by Cerritos, net of $5.6 million in cash we paid to fund the acquisition of our 20% interest in Stadium Gateway.

We recognized a gain on sale of approximately $108.5 million on our sale of the five assets to the Joint Venture related to MOF’s acquisition of an 80% interest in these five assets. Our gain on sale was reduced by approximately $57.2 million related to various items as further described below. We recorded our 20% interest retained in the Joint Venture at 20% of our historical net book value of the five properties contributed and fair value paid for Stadium Gateway.

As a result of our guarantee (considered continuing involvement that precludes gain recognition under GAAP) of the new mortgage financing issued by the Joint Venture which is secured by Cerritos, we deferred the $20.4 million gain on sale related to that property, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2006. The gain will be recognized once our debt guarantee expires.

In connection with the Joint Venture contribution agreements for One California Plaza, Wells Fargo Center - Denver and San Diego Tech Center, we agreed to fund certain future existing and contingent obligations, including:

•	Approximately $15.7 million in future tenant lease obligations, including tenant improvement allowances and leasing commissions; and

•	Approximately $5.0 million in master lease payments through January 4, 2007 for certain vacant spaces until they are leased.

Accordingly, we have reduced our gain on sale by approximately $20.7 million, representing our maximum funding exposure under these obligations. As of December 31, 2006, approximately $7.9 million of these obligations remain outstanding, which are included in accounts payable and other liabilities in the accompanying consolidating balance sheet.

We have also agreed to provide property management services to the five properties we contributed to the Joint Venture for the three year period ending January 5, 2009 at no consideration, other than the reimbursement of direct property management expenses incurred. Accordingly, we have reduced our gain on sale by approximately $8.6 million, representing prepaid revenue for the property management services we will provide through January 2009, $5.9 million of which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet at December 31, 2006.

In addition, $7.5 million of the purchase price is contingently refundable to MOF until January 5, 2009 if the five properties we contributed do not meet certain pre-defined annual income targets for the three year period ended January 5, 2009. Accordingly, we have reduced our gain on sale by approximately $7.5 million, representing contingent consideration, $5.2 million of which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2006. During 2006, the Joint Venture did not meet certain income targets and we paid $2.3 million to cover the shortfall.

In accordance with the Joint Venture agreement, both we and MOF have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, MOF has a right to acquire up to a 50% interest in our development projects at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value, which is determined upon 90% occupancy of the project.

MAGUIRE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet
		(unaudited)

One California Plaza	Los Angeles, CA	990,076
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
Stadium Gateway	Anaheim, CA	272,826
San Diego Tech Center	San Diego, CA	646,630
Wells Fargo Center	Denver, CO	1,203,275
Total		3,853,937

The following table summarizes the Joint Venture condensed balance sheet as of December 31, 2006:

Assets
Investments in real estate	$1,086,294
Less: accumulated depreciation and amortization	(42,301)
1,043,993
Cash and cash equivalents including restricted cash	15,372
Rents, deferred rents and other receivables	11,414
Deferred charges, net	64,795
Other assets	16,381
Total assets	$1,151,955

Liabilities and members' equity
Loans payable	$810,181
Accounts payable, accrued interest payable and other liabilities	30,399
Acquired lease obligations, net	16,674
Total liabilities	857,254

Member equity	294,701
Total members' equity	294,701
Total liabilities and members' equity	$1,151,955

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Joint Venture condensed statement of operations for the year ended December 31, 2006:

Period from
January 5, 2006 to
December 31, 2006

Revenue:
Rental	$75,982
Tenant reimbursements	28,649
Parking	7,666
Interest and other	1,537
Total revenue	113,834

Expenses:
Rental property operating and maintenance	23,809
Real estate taxes	12,529
Parking expenses	1,603
Depreciation and amortization	52,322
Interest	43,350
Other	4,227
Total expenses	137,840

Net loss	$(24,006)

Company share	(4,801)
Intercompany eliminations	1,055
Equity in net loss of unconsolidated joint venture	$(3,746)

12. Recent Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This staff bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicated that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If we determine that an adjustment to our prior year financial statements is required upon the adoption of SAB 108 and do not elect to restate previous financial statements, then we must recognize the cumulative effect of applying SAB 108 in the fiscal 2006 beginning balances for the affected assets and liabilities with a corresponding adjustment to

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the fiscal 2006 opening balance in retained earnings. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We are required to adopt SFAS 157 for fiscal year 2008 and do not expect its adoption to have a material effect on our results of operations or financial condition.

13. Property Acquisitions

On March 15, 2005, we completed the acquisition of an office portfolio of ten properties and three separate land parcels from FSP for $1.51 billion. We funded the purchase price through approximately $1,022.1 million in new mortgage and mezzanine financing, the assumption of loans aggregating $155.0 million from New York Life Insurance Company and Massachusetts Mutual Life Insurance Company encumbering the 777 Tower property and proceeds from our $450.0 million variable-rate Term Loan. The acquired properties are located in the states of California, Arizona, Colorado and Texas. The portfolio consisted of properties totaling approximately 4.9 million rentable square feet and developable land that management believes can support approximately an additional 1.5 million square feet of office improvements, including incidental retail. The following table details the rentable square feet per property as of December 31, 2006:

Properties	Location	Rentable Area (Square Feet) (Unaudited)
801 North Brand	Glendale, CA	282,498
700 North Central	Glendale, CA	134,168
777 Tower	Los Angeles, CA	1,008,110
Pacific Arts Plaza	Costa Mesa, CA	785,123
Wateridge Plaza	San Diego, CA	267,579
Mission City Corporate Center	San Diego, CA	190,747
Regents Square I & II	La Jolla, CA	311,756
Subtotal		2,979,981
Properties Sold Subsequent to Acquisition
One Renaissance Square (1)	Phoenix, AZ	491,623
Austin Research Park I & II (2)	Austin, TX	271,882
Wells Fargo Center (3)	Denver, CO	1,203,275
Subtotal		1,966,780

Total CWP Properties Acquired		4,946,761
 ___________
(1)	Property was sold on June 29, 2005.

(2)	Property was sold on June 16, 2005.

(3)	Property was contributed to the Joint Venture on January 5, 2006.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 6, 2006, we completed the acquisition of Pacific Center, a 6.4-acre office campus with two 10-story buildings located in the Mission Valley submarket of San Diego, California. The purchase price for Pacific Center was approximately $149.0 million and was paid for in cash from the net proceeds of our joint venture.

On September 22, 2006, we purchased the building located at 701 North Brand and a 50% interest in an adjacent 1,608 car garage (we acquired the initial 50% interest in the garage as part of the CommonWealth portfolio acquisition) in Glendale for $45 million. The purchase was funded with a $33.75 million ten-year, interest-only loan from California Credit Union (the seller) that bears interest at a fixed rate of 5.87%.

14. Property Dispositions

On June 16, 2005, we sold Austin Research Park I and II, an office project featuring two four-story buildings totaling approximately 272,000 square feet located in Austin, Texas for $55.0 million to Equity Office Properties. In connection with the sale of the property, we entered into a lease with the buyer to lease 22,897 rentable square feet of vacant space at $14.08 per square foot through April 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.0 million under this lease was offset against the sales value recognized and $0.2 million is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

On June 29, 2005, we sold One Renaissance Square, an approximate 492,000 square foot office building located in Phoenix, Arizona for $128.8 million to a subsidiary of Pauls Core Plus Venture, L.P, including the assumption of $103.6 million of outstanding mortgage debt. In connection with the sale, we entered into a lease obligation with the buyer to lease 37,220 rentable square feet of vacant space at $25.10 per square foot through March 2007. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. Our total potential obligation of approximately $1.6 million under this lease was offset against the sales value recognized and $0.2 million is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

On November 9, 2005, we sold approximately seven acres of land at Park Place II to BOSA for $39.6 million under an existing contract we assumed with our acquisition of Park Place II in July 2004. Accordingly no gain was recognized on this transaction.

On March 28, 2006, we sold 808 South Olive Garage (the “808 Garage”), a parking garage located in downtown Los Angeles, California, for $26.5 million to Zaytim, LLC. Certain tenants of the Gas Company Tower and US Bank Tower are required under their existing leases to purchase monthly off-site parking passes through the end of their lease terms. The Gas Company Tower and US Bank Tower have historically met this offsite parking requirement through an existing parking easement agreement between the Gas Company Tower and the 808 Garage. This easement was amended and restated (the “Amended Parking Easement”) in connection with the sale of the 808 Garage to Zaytim, LLC on March 28, 2006. In accordance with the Amended Parking Easement Agreement, the 808 Garage is obligated to provide a specified number of monthly parking spaces (initially 777 spaces, decreasing to 553 spaces on June 1, 2007 and 498 spaces on July 1, 2010 and expiring on November 8, 2011) to the Gas Company Tower in exchange for receiving specified fixed monthly payments, representing both consideration for the parking spaces provided as well as a reimbursement of a pro rata share of the operating expenses of the 808 Garage. Zaytim, LLC will receive approximately $8.6 million in consideration for the period from March 28, 2006 through November 8, 2011 from the Gas Company Tower in connection with the Amended Parking Easement Agreement. For accounting purposes, the Amended Parking Easement is considered a lease and as a result, the transaction is considered a sale-leaseback with a sublease to the tenants at Gas Company Tower and US Bank Tower. As a result, this transaction does not qualify as a sale under SFAS 66 or a sale-leaseback under SFAS 98, and will be accounted for as a financing. The net sales consideration of $25.3 million received from Zaytim, LLC has been recorded as a liability and is included in accounts payable and other liabilities in the accompanying balance sheet.

15. Discontinued Operations

Austin Research Park I and II and One Renaissance Square were sold on June 16, 2005 and June 29, 2005, respectively. No gain or loss on the sale of these properties is included in income from discontinued operations

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

since the amount of the CommonWealth portfolio acquisition purchase price allocated to these properties was equal to the sales value. In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” One Renaissance Square and Austin Research Park I and II are included in discontinued operations from March 15, 2005, the date these properties were acquired as part of the CommonWealth portfolio acquisition. There were no discontinued operations during the years ended December 31, 2006 and 2004. The property dispositions to the Joint Venture (Note 11) are not considered discontinued operations due to our 20% ownership in the Joint Venture.

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

16. Future Minimum Rent

Our properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2007 to 2022. The future minimum lease payments to be received (excluding operating expense reimbursements) by our company as of December 31, 2006 are as follows (in thousands):

2007	$234,805
2008	219,094
2009	204,339
2010	172,357
2011	135,502
Thereafter	389,242
Total	$1,355,339

17. Tenant Concentrations

Our tenants in our six office towers located in the LACBD consist largely of professional service firms, particularly law firms, financial institutions and a utility company. A significant portion of our rental revenues and tenant reimbursements were generated from one tenant located in two of these properties. The revenue recognized

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

related to the tenant was greater than 10% of consolidated rental revenues and tenant reimbursement revenue for the year ended December 31, 2004 was as follows (in thousands):

2004
Sempra Energy and its subsidiary, Southern California Gas Company	$34,875

The revenues recognized for the years ended December 31, 2006 and 2005 were less than 10% of consolidated rental revenues and tenant reimbursement revenues.

18. Commitments and Contingencies

Capital Leases

We have capital lease obligations for various equipment at KPMG Tower and Wells Fargo Tower expiring between September 2007 and February 2012, US Bank Tower expiring between March 2009 and May 2010, Gas Company Tower expiring December 2008 and Glendale Center expiring between November 2009 and April 2011. The related gross asset balances for these cost saving capital improvements as of December 31, 2006 and 2005 are $11.2 million and $10.7 million, respectively. The accumulated depreciation related to these assets as of December 31, 2006 and 2005 are $6.9 million and $4.6 million, respectively.

The gross payments under these leases as of December 31, 2006 are as follows (in thousands):

2007	$2,527
2008	2,276
2009	1,132
2010	710
2011	102
Thereafter	16
$6,763
Less: interest	(767)
$5,996

Other Lease

We have an air space lease at Plaza Las Fuentes expiring December 2017, with options to renew for three additional ten-year periods and an option to purchase the air space.

The minimum commitment under this lease as of December 31, 2006 was as follows (in thousands):

2007	$608
2008	608
2009	608
2010	608
2011	608
Thereafter	3,601
Total	$6,641

In addition to the minimum fixed rents, the leases include formulas for variable contingent rent. For each of the years ended December 31, 2006, 2005 and 2004, rent expense related to this lease was equal to the fixed rent as the conditions for payment of contingent rent had not been met. Rental expense totaled approximately $543,000, $2,664,000 and $2,657,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Master Lease Obligations

In connection with the sales of Austin Research Park I and II and One Renaissance Square in June 2005, we entered into leases with the respective buyers to lease vacant space through April 2007 and March 2007, respectively (see Note 15 for more information). We have the option to terminate these leases in the event that we sublease the space to a tenant or tenants for an equal amount of rent.

In connection with the sale of five properties to MOF, in January 2006, we entered into leases with the Joint Venture to lease space through January 4, 2007.

The minimum commitment under these leases as of December 31, 2006 was $0.4 million.

Operating Leases

We have a full-service, ten-year lease in place for the corporate offices at 1733 Ocean Avenue, a property beneficially owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, which commenced in July 2006. The lease is for 17,207 square feet of rentable area on the fourth floor. The lease had an initial annual stated rent of $929,178 and an effective initial annual rent of $680,245 after accounting for a priority cash flow participation for the amount of $248,933 for the first lease year in our favor. The priority cash flow participation is a rent credit that effectively decreases our net rent to rates comparable to rates in downtown Los Angeles that went into effect upon lease commencement due to the property being stabilized. It increases at the rate of three percent (3%) per annum on each anniversary of the lease commencement date throughout the initial lease term.

In addition to the lease mentioned above, we entered into a sublease agreement with Rand Corporation on the second and third floors at 1733 Ocean Avenue for additional space for our corporate offices. The sublease is for 10,232 square feet of rentable area located on the second floor which commenced in August 2006 and for 5,344 square feet of rentable area located on the third floor which commenced in April 2006. Both subleases are to expire in May 2014.

The minimum commitment under these leases as of December 31, 2006 was as follows (in thousands):

2007	$1,446
2008	1,487
2009	1,528
2010	1,571
2011	1,609
Thereafter	5,866
Total	$13,507

Rental expense related to our direct lease with 1733 Ocean Avenue totaled approximately $0.3 million for the year ended December 31, 2006. Rental expense related to our sublease with Rand Corporation totaled approximately $0.3 million for the year ended December 31, 2006.

Capital Commitments

As of December 31, 2006, we had approximately $50.9 million, in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures. In addition, we have approximately $106.4 million in capital commitments related to construction costs.

Credit Risk

We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. However, since we have a significant concentration of rental revenue from certain tenants, the inability of those tenants to make their lease payments could have an adverse effect on the company.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Litigation or Claims

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we believe would have a material adverse effect on us.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire, or entities controlled by him. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. In addition, we carry earthquake insurance on our properties located in seismically active areas and terrorism insurance on all of our properties, in each case in an amount and with deductibles which we believe are commercially reasonable. All of the properties in our portfolio are located in areas known to be seismically active except for one Joint Venture property located in Denver, Colorado.

Hotel Management Agreement

Effective December 20, 2002, we entered into a hotel management agreement with Westin® Management Company West (Westin®) to operate the Westin® Pasadena Hotel. This agreement has a 15 year term and calls for base management fees of 2.5% of gross operating revenue, as defined, in year one, 2.75% in year two and 3.0% thereafter. The agreement also requires incentive management fees, if applicable, based on the computation methodology described in this agreement. Additionally, the agreement called for a $3.5 million payment to be made by Westin® at the inception of agreement, which we amortize as an offset to management fees over a 10-year period. Any unamortized amount is refundable to Westin® in the event that the management agreement is terminated.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. These agreements provide for salary, bonuses and other benefits, including potentially, severance benefits upon a termination of employment, as well as for grants of restricted common stock, option awards, cash bonuses and tax gross-ups, among other matters.

401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all full-time employees who have completed twelve months of service. Employees may contribute up to 60% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company provides a matching contribution in an amount equal to 50% of the employee contribution. Company contributions are vested over the second through the sixth year of employment at a rate of 20% per year. Company contributions to the Plan were approximately $387,500, $307,000 and $233,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Quarterly Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2006 and 2005.

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Total revenue (1)	$129,952	$113,505	$109,467	$109,282
Loss before equity in net loss of unconsolidated joint venture, gain on sale and minority interests	(4,600)	(6,943)	(10,093)	(3,615)
Net (loss) income	(8,770)	(10,243)	(14,522)	84,797

(Loss) income per share - basic	$(0.19)	$(0.22)	$(0.31)	$1.85
(Loss) income per share - diluted	$(0.19)	$(0.22)	$(0.31)	$1.84

Weighted-average shares outstanding - basic	46,572,219	46,565,959	46,156,438	45,723,233
Weighted-average shares outstanding - diluted	46,572,219	46,565,959	46,156,438	46,054,880

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Total revenue (2)	$134,254	$128,809	$127,422	$96,722
(Loss) income from continuing operations before minority interests (2)	(9,910)	(14,887)	(9,639)	1,406
(Loss) income from discontinued operations before minority interests	-	-	(500)	125
Net loss available to common shareholders	(12,091)	(16,133)	(12,055)	(2,603)

Loss per share available to common shareholders - basic and diluted	$(0.27)	$(0.37)	$(0.28)	$(0.06)

Weighted-average shares outstanding - basic and diluted	44,066,753	43,901,117	43,146,500	42,924,061
__________
(1)	The amount presented for the three months ended December 31, 2006 includes a one-time fee of $20.3 million from a significant lease termination.

(2)
The amounts presented for the three months ended March 31, 2005 and June 30, 2005 are not equal to the same amounts previously reported in the Form 10-Q filed with the SEC as a result of the reclassification of Glendale Center, 700 North Central and 801 North Brand out of discontinued operations during the third quarter of 2005 when the Company decided not to sell these assets.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Investments in Real Estate

The following is certain information related to our investments in real estate as of December 31, 2006 (in thousands):

			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition		Total Costs
Property	Encumbrances		Land, Acquired Ground Lease and Land Held for Development and Disposition	Building & Improvements	Carrying Costs	Improvements	Land, Acquired Ground Lease and Land Held for Development and Disposition	Building & Improvements (2)	Total	Accumulated Depreciation (2)	Year Acquired (a) or Constructed (c) (1)

US Bank Tower (3)	$260,000		$21,233	$-	$38,122	$265,397	$41,182	$283,570	$324,752	$(35,166)	1989(c	)
Gas Company Tower	436,474		29,423	-	54,464	255,914	55,588	284,213	339,801	(58,587)	1991(c	)
808 S. Olive (4)	-		5,912	8,625	-	2,646	5,982	11,201	17,183	(6,830)	1991(a	)
Wells Fargo Tower	248,331		4,073	-	**	301,486	33,795	271,752	305,547	(50,578)	1982(c	)
KPMG Tower (3)	210,000		4,666	-	**	202,429	15,386	191,721	207,107	(51,987)	1983(c	)
Plaza Las Fuentes (5)	-		-	-	5,654	122,222	-	127,876	127,876	(50,665)	1989(c	)
Glendale Center	125,000		12,595	22,882	335	62,709	18,391	80,130	98,521	(11,503)	1995(a	)
Park Place I	170,000		32,923	199,296	-	4,561	32,923	203,857	236,780	(23,752)	2004(a	)
Park Place II	213,473	(6)	74,246	107,434	19,251	3,765	93,497	111,199	204,696	(8,172)	2004(a	)
Lantana Media Campus	98,000		39,200	82,768	779	6,775	39,979	89,543	129,522	(5,896)	2004(a	)
Pacific Arts Plaza	270,000		30,765	239,914	-	6,903	30,765	246,817	277,582	(13,828)	2005(a	)
Regents Square I & II	103,600		13,612	89,819	-	2,373	13,612	92,192	105,804	(5,752)	2005(a	)
Wateridge Plaza	62,880		10,993	52,985	-	1,345	10,993	54,330	65,323	(3,811)	2005(a	)
Mission City Center	52,000		10,871	43,900	99	1,493	10,970	45,393	56,363	(3,207)	2005(a	)
777 Tower	268,523		34,864	251,556	-	9,087	34,864	260,643	295,507	(16,039)	2005(a	)
801 N Brand	75,540		9,465	83,796	-	2,035	9,465	85,831	95,296	(4,928)	2005(a	)
700 N Central	27,460		3,341	31,952	-	1,498	3,341	33,450	36,791	(1,976)	2005(a	)
200 Burchett (5)	-		11,697	-	-	-	11,697	-	11,697	-	2005(a	)
Pacific Arts West (5)	-		17,050	-	-	-	17,050	-	17,050	-	2005(a	)
755 S Figueroa (5)	-		34,272	-	158	-	34,430	-	34,430	-	2005(a	)
World Trade Center Garage	21,526		4,002	16,043	-	25	4,002	16,068	20,070	(640)	2005(a	)
Pacific Center	117,291		22,014	118,952	-	5,845	22,014	124,797	146,811	(3,777)	2006(a	)
701 N Brand	33,750		5,031	35,849	-	118	5,031	35,967	40,998	(328)	2006(a	)
Maguire Properties, LP	501	(7)	-	-	177,164	2,000	177,164	2,000	179,164	-	N/A
	$2,794,349		$432,248	$1,385,771	$296,026	$1,260,626	$722,121	$2,652,550	$3,374,671	$(357,422)
__________
**	Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.

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

(3)	US Bank Tower includes the Westlawn offsite parking garage and KPMG Tower includes the X-2 offsite parking garage.

(4)	808 South Olive Garage was sold on March 28, 2006 in a sale-leaseback transaction.

(5)	These properties are encumbered by our $100.0 million line of credit facility. As of December 31, 2006, there were no advances outstanding under the line of credit.

(6)	Includes mortgage loan secured by Park Place II and the construction loan secured by the development at Park Place II.

(7)	Includes the construction loan secured by the development at 17885 Von Karman Avenue at Washington Mutual Irvine campus.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $3.2 billion (unaudited) as of December 31, 2006.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the historical cost of our investments in real estate from January 1, 2004 through December 31, 2006:

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of the year	$3,897,893	$2,419,743	$1,683,901
Additions during the year -- acquisitions, improvements, etc.	335,394	1,685,498	735,842
Deductions during the year	(858,616)	(207,348)	-
Balance, end of the year	$3,374,671	$3,897,893	$2,419,743

The following table reconciles accumulated depreciation related to our investments in real estate from January 1, 2004 through December 31, 2006:

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of the year	$309,270	$199,078	$130,452
Additions during the year	98,377	114,710	68,626
Deductions during the year	(50,225)	(4,518)	-
Balance, end of the year	$357,422	$309,270	$199,078

21. Subsequent Events

On February 13, 2007, we entered into a Purchase Agreement with various entities controlled by Blackstone Real Estate Advisors (“Seller”), to acquire their rights, title and interests in 24 properties (the “Properties”). The Properties, located in Los Angeles County and Orange County, California consist of approximately 7,687,000 rentable square feet (before re-measurement) and developable land that we believe can support approximately 2,186,000 square feet of improvements. We have agreed to purchase the Properties on an as is, where is basis and with all faults and defects, without any representations or warranties, except as expressly set forth in the Purchase Agreement. The total purchase price of the Properties is approximately $2,875.0 million, to be paid in cash at closing.

Our obligation to purchase the Properties under the Purchase Agreement is subject to certain Sellers’s limited representations, warranties and covenants. The transaction is expected to close on or before April 23, 2007. In the event the transaction does not close by reason of our default, Seller may terminate the agreement, and we shall pay liquidated damages in the amount of one hundred million dollars ($100,000,000). We intend to seek joint venture partners for substantially all of the assets being acquired. Depending on the timing for completing the joint ventures, we expect to initially finance the purchase of the Properties with a combination of property and corporate level debt, to the extent necessary.

On February 22, 2007, we completed a $26.8 million construction loan financing with Guaranty Bank for the purpose of funding costs pertaining to the construction of a 92,000 square foot office building at Mission City Corporate Center. The construction loan will bear interest at a rate of LIBOR + 1.80%, and will mature on February 22, 2009, with a one-year extension option.

On February 26, 2007, the compensation committee of our board of directors approved the appointment of Martin A. Griffiths to the position of Chief Financial Officer. Mr. Griffiths has served as our Executive Vice President, Operations since July 2006. On February 27, 2007, in connection with his appointment to Chief Financial Officer, we amended Mr. Griffiths’ employment agreement dated June 11, 2006 and changed his title to “Executive Vice President and Chief Financial Officer of Maguire Properties, Inc. and Maguire Properties, L.P.” effective as of March 2, 2007.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 27, 2007, we entered into a Separation Agreement with Dallas E. Lucas, pursuant to which Mr. Lucas resigned from his position as Executive Vice President and Chief Financial Officer, effective as of March 2, 2007 (the “Effective Date”). We also entered into a Consulting Services Agreement on February 27, 2007, with Mr. Lucas, pursuant to which Mr. Lucas will provide consulting services to us beginning on the Effective Date.

On February 28, 2007, we obtained a commitment to refinance the Well Fargo Tower (Los Angeles) with a new $550 million, 10-year fixed rate interest only loan from Lehman Brothers Bank FSB, that bears interest at 5.66%.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the framework set forth in the COSO Report (Committee of Sponsoring Organizations of the Treadway Commission) to assess the effectiveness of our internal control over financial reporting. Based upon this assessment, our management concluded that our internal control over financial reporting is operating effectively as of December 31, 2006. Our independent registered public accounting firm KPMG LLP has audited our financial statements and has issued an attestation report on our assessment of internal control over financial reporting, which appears on the following page of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Maguire Properties, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Maguire Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Maguire Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Maguire Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Maguire Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maguire Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California
March 1, 2007

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Because our stock is listed on the NYSE, our Chief Executive Officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect (as Co-Chief Executive Officer) to the NYSE as of July 1, 2006. In addition, our company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our company’s public disclosure.

Further information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Board Committees - Audit Committee” will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act concerning our directors and executive officers set forth under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be incorporated herein by reference and included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders.

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

(b) Exhibits

3.1	Articles of Amendment and Restatement of Maguire Properties, Inc. (4)
3.2	Form of Articles Supplementary of Maguire Properties, Inc. (1)
3.3	Amended and Restated Bylaws of Maguire Properties, Inc., as amended. (11)
4.1	Form of Certificate for Series A Preferred Stock of Maguire Properties, Inc. (2)
4.2	Form of Certificate of Common Stock of Maguire Properties, Inc. (3)
10.1	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Dallas E. Lucas dated November 11, 2002. (3)
10.2	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III dated November 11, 2002. (3)
10.3	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Caroline S. McBride. (4)
10.4	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Lawrence S. Kaplan. (4)
10.5	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Walter L. Weisman. (4)
10.6	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Andrea L. Van de Kamp. (4)
10.7	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Peggy M. Moretti. (4)
10.8	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Mark T. Lammas. (4)
10.9	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Javier F. Bitar. (4)

10.10	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Dallas E. Lucas. (4)
10.11	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III. (4)
10.12	Non-competition Agreement dated as of June 27, 2003 between Maguire Properties, Inc. and Richard I. Gilchrist (4)
10.13	Non-competition Agreement dated as of June 27, 2003 between Maguire Properties, Inc. and Robert F. Maguire III. (4)
10.14	Indemnification Agreement dated as of May 1, 2004 by and between Maguire Properties, Inc. and William H. Flaherty. (5)
10.15	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert P Goodwin. (5)
10.16
Second Amended and Restated Employment Terms Agreement dated April 28, 2006 between Maguire Properties, Inc. and Maguire Properties, L.P. and William H. Flaherty for the position of Senior Vice President, Marketing of Maguire Properties, Inc. and Maguire Properties, L.P. (8)

10.17	Employment Agreement dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Martin Griffiths for the position of Executive Vice-President, Operations. (9)
10.18	Employment Agreement dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Paul S. Rutter for the position of Executive Vice-President, Major Transactions. (9)
10.19	Performance Award Agreement dated August 1, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Robert F. Maguire III. (9)
10.20	Indemnification Agreement, dated as of December 8, 2005, by and between Maguire Properties, Inc. and Lewis N. Wolff. (12)
10.21	Indemnification Agreement dated as of July 15, 2005 by and between Maguire Properties, Inc. and Ted J. Bischak. (7)
10.22	Consulting Services Agreement dated January 1, 2006 between Maguire Properties, L.P. and Richard I. Gilchrist. (19)
10.23	Separation Agreement dated December 12, 2005 between Maguire Properties, Inc. and Richard I. Gilchrist. (19)
10.24	Amended and Restated Employment Agreement between Maguire Properties and Mark Lammas dated as of January 25, 2007. (24)
10.25	Separation Agreement dated February 27, 2007 between Maguire Properties, Inc. and Dallas E. Lucas. (26)
10.26
Consulting Services Agreement dated February 27, 2007 between Maguire Properties, L.P. and Dallas E. Lucas. ated Employment Agreement between Maguire Properties and Mark Lammas dated as of January 25, 2007. (26)

10.27	Deferred Bonus Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (3)
10.28	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan. (3)
10.29
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

10.30	Contribution Agreement between Philadelphia Plaza Phase II and Maguire Properties, L.P. dated as of November 8, 2002. (3)
10.31	Contribution Agreement between William Thomas Allen and Maguire Properties, L.P. dated as of November 11, 2002. (3)
10.32	Contribution Agreement between Maguire/Thomas Partners - Master Investment, LLC and Maguire Properties, L.P. dated as of November 5, 2002. (3)
10.33	Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P. dated as of November 11, 2002. (3)

10.34	Services Agreement (740 S. Olive) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - 740 Olive Street, L.P. (4)
10.35	Services Agreement (Development) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners Development, Ltd. (4)
10.36	Services Agreement (17th and Grand) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Thomas Partners - 17th & Grand, Ltd. (4)
10.37	Services Agreement (Solana Marriott Hotel) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - Solana Limited Partnership. (4)
10.38	Property Management and Leasing Agreement (1733 Ocean) dated as of June 27, 2003 by and between Maguire Properties - 1733 Ocean, LLC and Maguire Properties, L.P. (4)
10.39	Property Management and Leasing Agreement (Plaza Las Fuentes Phase II) dated as of June 27, 2003 by and between Maguire Properties - 385 Colorado, LLC and Maguire Properties, L.P. (4)
10.40	Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties, L.P. and Maguire Properties Services, Inc. (4)
10.41
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

10.42	Management and Leasing Agreement (Solana Land) dated June 27, 2003 between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Land, L.P. (4)
10.43	Management and Leasing Agreement (Solana) dated as of June 27, 2003, between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Limited Partnership. (4)
10.44
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

10.45	Registration Rights Agreement dated as of June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein. (4)
10.46	Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P. (4)
10.47
Park Place Development Agreement dated as of October 14, 2002, by and between the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC, and Park Place Development LLC. (5)

10.48
The Amended and Restated Credit Agreement dated March 15, 2005 between Maguire Properties-Park Place Master Development, LLC and Wachovia Bank, National Association, and Wachovia Capital Markets, LLC. (6)

10.49	Credit Agreement dated March 15, 2005 between Maguire Properties, L.P., Maguire Properties Holdings I, L.L.C. and Credit Suisse First Boston. (6)
10.50
Promissory Note dated March 15, 2005 between Maguire Properties — 3121 Michelson, L.L.C, Maguire Properties — Park Place Shops, L.L.C. and Maguire Properties — Park Place Parking, L.L.C and Wachovia Bank, National Association. (6)

10.51
Deed of Trust, Security Agreement, Assignment Of Rents and Fixture Filing dated March 15, 2005 between Maguire Properties — 3121 Michelson, L.L.C, Maguire Properties — Park Place Shops, L.L.C. and Maguire Properties — Park Place Parking, L.L.C and Wachovia Bank, National Association. (6)

10.52	Security Agreement dated March 15, 2005 between Maguire Properties, L.P., Maguire Properties Holdings I, L.L.C. and Credit Suisse First Boston. (6)
10.53	Promissory Note dated March 15, 2005 between MP — Wateridge Plaza Mezzanine, L.L.C. and Nomura Credit and Capital, Inc. (6)
10.54	Loan Agreement dated March 15, 2005 between MP — Wateridge Plaza Mezzanine, L.L.C. and Nomura Credit and Capital, Inc. (6)

10.55	Promissory Note dated March 15, 2005 between Maguire Properties — Wateridge Plaza, L.L.C. and Nomura Credit and Capital, Inc. (6)
10.56	Loan Agreement dated March 15, 2005 between Maguire Properties — Wateridge Plaza, L.L.C. and Nomura Credit and Capital, Inc. (6)
10.57	Promissory Note dated March 15, 2005 between Maguire Properties — Regents Square, L.L.C. and Bank of America, N.A. (6)
10.58	Loan Agreement dated March 15, 2005 between Maguire Properties — Regents Square, L.L.C. and Bank of America, N.A. (6)
10.59	Promissory Note dated March 15, 2005 between Maguire Properties — Mission City Center, L.L.C. and Bank of America, N.A. (6)
10.60	Loan Agreement dated March 15, 2005 between Maguire Properties — Mission City Center, L.L.C. and Bank of America, N.A. (6)
10.61	Promissory Note dated March 15, 2005 between Maguire Properties — Pacific Arts Plaza, L.L.C. and Bank of America, N.A. (6)
10.62	Loan Agreement dated March 15, 2005 between Maguire Properties — Pacific Arts Plaza, L.L.C. and Bank of America, N.A. (6)
10.63	Promissory Note B dated March 15, 2005, by Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc. (6)
10.64	Promissory Note A dated March 15, 2005, by Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc. (6)
10.65	Loan Agreement dated March 15, 2005 between Maguire Properties — 801 North Brand, L.L.C. and Greenwich Capital Financial Products, Inc. (6)
10.66	Promissory Note dated March 15, 2005, by Maguire Properties — 700 North Central, L.L.C. and Greenwich Capital Financial Products, Inc. (6)
10.67	Loan Agreement dated March 15, 2005 between Maguire Properties — 700 North Central, L.L.C. and Greenwich Capital Financial Products, Inc. (6)
10.68	Purchase and Sale Agreement, dated January 10, 2006, by and between DL Pacific Center LP and Maguire Properties, L.P. (8)
10.69	Promissory Note, dated April 19, 2006, from Maguire Properties - Pacific Center, LLC to Greenwich Capital Financial Products, Inc. for $121.0 million. (8)
10.70	Non-Recourse Guaranty, dated April 19, 2006, by Maguire Properties, L.P. for the benefit of Greenwich Capital Financial Products, Inc. (8)
10.71	Loan Agreement, dated April 19, 2006, between Maguire Properties - Pacific Center, LLC and Greenwich Capital Financial Products, Inc. (8)
10.72	Construction Loan Agreement, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC. (10)
10.73	Minimum Equity Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch. (10)
10.74	New Century Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch. (10)
10.75	Repayment Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch. (10)
10.76
Promissory Note for the promise to pay $60.0 million, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank. (10)

10.77
Promissory Note for the promise to pay $180.0 million, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank. (10)

10.78	Lease, dated as of November 15, 2005, by and between Maguire Partners - 1733 Ocean, LLC and Maguire Properties, L.P., a Maryland limited partnership. (12)
10.79
Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments dated September 13, 1985 and December 29, 1989. (13)

10.80	Letter of Credit Agreement dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (14)
10.81	Guaranty dated November 1, 2004 by Maguire Properties, L.P. in favor of Metropolitan Life Insurance Company. (14)
10.82	Promissory Note dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (14)
10.83	Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2004 by and between Maguire Partners - 355 S. Grand, LLC and Metropolitan Life Insurance Company. (14)
10.84	Guaranty of Recourse Obligation of Borrower dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)
10.85	Promissory Note dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)
10.86
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America. (15)

10.87	Non-Recourse Guaranty Agreement dated December 16, 2004 by Maguire Properties, L.P. for the benefit of Greenwich Capital Financial Products, Inc. (16)
10.88	Promissory Note dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (16)
10.89
Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (16)

10.90	Loan Agreement dated December 16, 2004 between Maguire Properties-Lantana North, LLC and Maguire Properties-Lantana South, LLC, and Greenwich Capital Financial Products, Inc. (16)
10.91	Performance Award Agreement form for the grants to the Company’s named executive officers. (17)
10.92	Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Nomura Credit and Capital, Inc. relating to the Wateridge Plaza Mezzanine property. (18)
10.93	Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Nomura Credit and Capital, Inc. relating to the Wateridge Plaza property. (18)
10.94	Non-Recourse Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Greenwich Capital Financial Products, Inc. relating to the 801 N. Brand property. (18)
10.95	Non-Recourse Guaranty agreement dated March 15, 2005 between Maguire Properties, L.P. and Greenwich Capital Financial Products, Inc. relating to the 700 N. Central property. (18)
10.96	Contribution Agreement, dated as of January 5, 2006, by and between Maguire Properties, L.P. and Maguire Macquarie Office, LLC. (20)
10.97	Guaranty, dated as of January 5, 2006, by Maguire Macquarie Office, LLC for the benefit of LaSalle Bank National Association. (20)
10.98	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated as of January 5, 2006, by Maguire Macquarie - Cerritos I, LLC to First American Title Insurance Company. (20)
10.99	Right of First Opportunity Agreement, dated as of January 5, 2006, by and between Macquarie Office Management Limited and Maguire Properties, L.P. (20)
10.100	Income Target Agreement, dated as of January 5, 2006, by and among Maguire MO Manager, LLC, Macquarie Office II LLC, Maguire Properties, L.P. and Maguire Macquarie Office, LLC. (20)
10.101	Contribution Agreement (Stadium Gateway), dated as of October 26, 2005, among Maguire Properties, L.P, Macquarie Office II LLC and Maguire Macquarie Office, LLC. (20)
10.102	Contribution Agreement (Cerritos Corporate Center I and II), dated as of October 26, 2005, between Macquarie Office II LLC and Maguire Macquarie Office, LLC. (20)
10.103	Purchase and Sale Agreement (Cerritos Corporate Center), dated as of October 26, 2005, between Macquarie Office II LLC, and Maguire Properties, L.P. (20)
10.104	Contribution and Investment Agreement, dated as of October 26, 2005, among Maguire Properties, L.P., Macquarie Office II LLC and Maguire Macquarie Office, LLC. (20)

10.105
First Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of January 5, 2006, by and among Maguire MO Manager, LLC, Macquarie Office II LLC and Maguire Properties, L.P. (20)

10.106	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, by and between Macquarie Office II LLC and Maguire Properties, L.P. (20)
10.107	Maguire Outperformance Award Term Sheet (21)
10.108	Loan Agreement, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc. (22)
10.109	Guaranty Agreement, dated as of August 7, 2006, by Maguire Properties, L.P. in favor of Nomura Credit & Capital, Inc. (22)
10.110	Promissory Note A-1, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc. (22)
10.111	Promissory Note A-2, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc. (22)
10.112	Loan Agreement, dated as of October 10, 2006, by Maguire Properties - 777 Tower, LLC and Bank of America, N.A. (23)
10.113	Promissory Note, dated as of October 10, 2006, by Maguire Properties - 777 Tower, LLC and Bank of America, N.A. (23)
10.114	Purchase Agreement, dated as of February 13, 2007, by and between Maguire Properties and Blackstone Real Estate Advisors. (25)
12.1	Statement of Computation of Earnings to Fixed Charges. (27)
21.1	List of Subsidiaries of the Registrant. (27)
23.1	Consent of KPMG LLP. (27)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

__________
(1)	Incorporated by reference to Amendment No. 2 to the Company’s registration statement on Form S-11 (File No. 333-111577) filed with the Commission on January 14, 2004.
(2)	Incorporated by reference to the Company’s registration statement on Form S-11 (File No. 333-111577) filed with the Commission on December 24, 2003.
(3)	Incorporated by reference to the Company’s registration statement on Form S-11 (File No. 333-101170) declared effective by the Commission on June 24, 2003.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Commission on August 13, 2003.
(5)	Incorporated by reference to the Company’s current report on form 10-Q filed with the Commission on August 12, 2004.
(6)	Incorporated by reference to the Company’s current report on Form 10-Q filed with the Commission on May 10, 2005.
(7)	Incorporated by reference to the Company’s current report on Form 10-Q filed with the Commission on August 9, 2005.
(8)	Incorporated by reference to the Company’s current report on Form 10-Q filed with the Commission on May 10, 2006.
(9)	Incorporated by reference to the Company’s current report on Form 10-Q filed with the Commission on August 9, 2006.
(10)	Incorporated by reference to the Company’s current report on Form 10-Q filed with the Commission on November 9, 2006.
(11)	Incorporated by reference to the Company’s current report on Form 10-K filed with the Commission on March 30, 2004.

(12)	Incorporated by reference to the Company’s current report on Form 10-K filed with the Commission on March 16, 2006.
(13)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on November 20, 2003.
(14)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on November 5, 2004.
(15)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on November 10, 2005.
(16)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on December 20, 2004.
(17)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on April 28, 2005.
(18)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on May 31, 2005.
(19)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on December 16, 2005.
(20)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on January 11, 2006.
(21)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on July 20, 2006.
(22)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on August 10, 2006.
(23)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on October 16, 2006.
(24)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on January 30, 2007.
(25)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on February 20, 2007.
(26)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on February 27, 2007.
(27)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 1, 2007

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

By:	/s/ Dallas E. Lucas
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