Form 10-K/A
period 2006-12-31
MAGUIRE PROPERTIES INC
filed 2007-04-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

Explanatory Note

        The Registrant is amending its Form 10-K, as originally filed on March 1, 2007, solely to supply conformed signatures of the Registrant's independent registered public accounting firm on pages 62 and 102 and for Exhibit 23.1.  For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

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

KPMG LLP

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

Dated:	April 5, 2007

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

By:	/s/ Martin A. Griffiths
Martin A. Griffiths
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