Form 10-Q
period 2007-03-31
MAGUIRE PROPERTIES INC
filed 2007-05-10
CIK 1204560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value per share	Outstanding at May 9, 2007 46,999,100

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Investments in real estate:
Land	$379,341	$379,341
Buildings and improvements	2,426,352	2,421,775
Land held for development and construction in progress	396,821	342,780
Tenant improvements	225,400	214,020
Furniture, fixtures and equipment	17,009	16,755
	3,444,923	3,374,671
Less: accumulated depreciation	(381,617)	(357,422)
	3,063,306	3,017,249

Cash and cash equivalents	57,934	101,123
Restricted cash	94,694	99,150
Rents and other receivables, net	19,521	19,766
Deferred rents	41,040	39,262
Due from affiliates	8,550	8,217
Deferred leasing costs and value of in-place leases, net	141,228	146,522
Deferred loan costs, net	35,193	23,808
Acquired above market leases, net	20,179	21,848
Other assets	16,527	10,406
Investment in unconsolidated joint venture	22,859	24,378
Total assets	$3,521,031	$3,511,729

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage loans	$2,815,837	$2,779,349
Other secured loans	15,000	15,000
Accounts payable and other liabilities	151,791	153,046
Dividends and distributions payable	24,934	24,934
Capital leases payable	6,079	5,996
Acquired below market leases, net	69,281	72,821
Total liabilities	3,082,922	3,051,146

Minority interests	25,606	28,671
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
46,999,100 and 46,985,241 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	470	470
Additional paid-in capital	682,491	680,980
Accumulated deficit and dividends	(288,505)	(257,124)
Accumulated other comprehensive income, net	17,947	7,486
Total stockholders' equity	412,503	431,912
Total liabilities, minority interests and stockholders' equity	$3,521,031	$3,511,729

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Revenues:
Rental	$65,126	$67,780
Tenant reimbursements	21,715	22,068
Hotel operations	6,188	6,676
Parking	10,437	10,323
Management, leasing and development
services to affiliates	1,467	1,655
Interest and other	1,661	780
Total revenues	106,594	109,282

Expenses:
Rental property operating and maintenance	25,130	21,731
Hotel operating and maintenance	3,999	4,185
Real estate taxes	8,595	9,366
Parking	3,041	2,879
General and administrative and other	7,763	6,134
Ground leases	136	268
Depreciation and amortization	32,689	34,608
Interest	34,338	33,084
Loss from early extinguishment of debt	-	642
Total expenses	115,691	112,897
Loss before equity in net loss of unconsolidated
joint venture, gain on sale of real estate and minority interests	(9,097)	(3,615)
Equity in net loss of unconsolidated joint venture	(707)	(825)
Gain on sale of real estate	-	108,469
Minority interests	1,983	(14,466)
Net (loss) income	(7,821)	89,563

Preferred stock dividends	(4,766)	(4,766)

Net (loss) income available to common shareholders	$(12,587)	$84,797

Basic (loss) income per share
available to common shareholders	$(0.27)	$1.85

Diluted (loss) income per share available to
common shareholders	$(0.27)	$1.84

Weighted-average common shares outstanding:
Basic	46,578,064	45,723,233

Diluted	46,578,064	46,054,880

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Net (loss) income	$(7,821)	$89,563

Other comprehensive income:
Increase in fair value of interest rate instruments	12,231	9,215
Amortization of unrealized gains on sale or assignment of interest rate swap agreements	(122)	(953)
Minority interests	(1,648)	(1,204)
Comprehensive net income	$2,640	$96,621

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net (loss) income:	$(7,821)	$89,563
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Minority interests	(1,983)	14,466
Equity in net loss of unconsolidated joint venture	707	825
Operating distributions received from unconsolidated joint venture	620	746
Gain on sale of real estate	-	(108,469)
Depreciation and amortization	32,689	34,608
Revenue recognized related to below market
leases, net of acquired above market leases	(1,871)	(2,819)
Compensation expense for equity-based awards	1,732	1,044
Loss on early extinguishment of debt	-	642
Amortization of deferred loan costs	1,141	1,264
Amortization of deferred gain from sale of interest rate swaps	(122)	(953)
Changes in assets and liabilities:
Rents and other receivables	245	(1,760)
Deferred rents	(1,779)	(3,214)
Due from affiliates	(385)	(1,056)
Deferred leasing costs	(3,049)	(5,548)
Other assets	(2,950)	(282)
Accounts payable and other liabilities	(7,886)	(2,337)
Net cash provided by operating activities	9,288	16,720

Cash flows from investing activities:
Expenditures for improvements to real estate	(63,648)	(38,628)
Acquisitions of real estate	-	(149,807)
Proceeds from sale of real estate to unconsolidated joint venture, net	-	343,488
Decrease (increase) in restricted cash	4,456	(32,462)
Net cash (used in) provided by investing activities	(59,192)	122,591

Cash flows from financing activities:
Payment of loan costs	(28)	(1,989)
Proceeds from construction loans	37,200	-
Principal payments on mortgage loans	(979)	-
Principal payments on term loan	-	(50,000)
Repayments on revolving credit facility	-	(83,000)
Payment of financing deposits	(3,028)	(2,925)
Other financing activities	663	414
Proceeds received from sale leaseback of real estate	-	25,319
Principal payments on capital leases	(590)	(453)
Payment of dividends to preferred stockholders	(4,766)	(4,766)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(21,757)	(21,524)
Net cash provided by (used in) financing activities	6,715	(138,924)
Net (decrease) increase in cash and cash equivalents	(43,189)	387
Cash and cash equivalents at beginning of period	101,123	45,034
Cash and cash equivalents at end of period	$57,934	$45,421

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$34,522	$36,599

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$34,892	$15,575
Accrual for dividends and distributions declared	24,934	24,660
Buyer assumption of mortgage loans secured by properties sold	-	661,250
Increase in fair value of interest rate swaps and caps	12,231	9,215
Effect on minority interest due to conversion of Operating Partnership units	-	14,295

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

Through our Operating Partnership, as of March 31, 2007, we own whole or partial interests in 24 office and retail projects, a 350-room hotel and offsite parking garages and on-site structured and surface parking (our “Total Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated joint venture formed in conjunction with Macquarie Office Trust (“MOF”) (see Note 8), our share of the Total Portfolio is approximately 12.7 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces

Wholly-Owned Properties	19	54	11,891,652	7,508,570	23,672	11,891,612	7,508,570	23,672
Unconsolidated Joint Venture	6	20	3,854,180	2,401,693	8,247	770,836	480,339	1,649
Total	25	74	15,745,832	9,910,263	31,919	12,662,448	7,988,909	25,321

Weighted Average Leased			89.9%			88.5%

We provide management, leasing and development services to the Joint Venture, for which we earn customary fees. We also manage certain properties owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, for which we earn customary fees. As of March 31, 2007, we held 86.4% of the partnership units of our Operating Partnership (“Units”).

As of March 31, 2007, the majority of our existing portfolio is located in nine Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport and Costa Mesa submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County. We also own one property in Denver, Colorado (a joint venture property).

We are currently developing land parcels adjacent to certain of our properties that we believe can support approximately 2.7 million net rentable square feet of office developments and structured parking. We also own undeveloped land adjacent to certain of our other properties that we believe can support approximately 10.1 million net rentable square feet of office, retail, structured parking and residential uses.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated condensed financial statements include all of the accounts of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. The equity method of accounting is utilized to account for investments over which we have significant influence, but no control over major decisions including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements.

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote discussions normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments and eliminations necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

Development Activities

Project costs clearly associated with the acquisition, development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses and other costs that are directly associated with and incremental to our development activities are capitalized during the period in which activities necessary to prepare the property for its intended use are in progress, including the pre-development and lease-up phases. Once the construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred from land held for development and construction in progress to land and buildings and improvements on the consolidated condensed balance sheets as the historical cost of the property.

As of March 31, 2007, construction in progress and predevelopment costs were $227.1 million and land held for development was $169.7 million. As of December 31, 2006, construction in progress and predevelopment costs were $173.1 million and land held for development was $169.7 million. Interest capitalized during the three months ended March 31, 2007 and March 31, 2006 was $5.0 million and $2.9 million, respectively.

As of March 31, 2007, we had the following four projects under development:

•	The Lantana Media Campus in Santa Monica, a 198,000 square foot office campus with 223,000 square feet of structured parking;
•	Park Place at 3161 Michelson Avenue, a 530,000 square foot office building in Irvine with 1,338,000 square feet of structured parking;
•	17885 Von Karman Avenue at the Washington Mutual Irvine Campus, a 150,000 square foot office building; and

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

•	The Mission City Corporate Center in San Diego, a 92,000 square foot office building with 128,000 square feet of structured parking.

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

Investment in Unconsolidated Joint Venture

Our investment in the Joint Venture is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, the Joint Venture. We evaluated our investment in the unconsolidated Joint Venture and have concluded that the Joint Venture is not a variable interest entity under FIN 46(R). The partner in the Joint Venture has substantive participating rights including approval of and participation in setting operating budgets and strategic plans, capital spending, and sale or financing transactions. Accordingly, we have concluded that the equity method of accounting is appropriate for our investment in the unconsolidated Joint Venture. Our investment in the Joint Venture is recorded initially at cost, as investment in the unconsolidated Joint Venture, and is subsequently adjusted for our proportionate share of net earnings or losses, cash contributions and distributions and other adjustments, as appropriate. Any difference between the carrying amount of the investment on our consolidated condensed balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings or loss of unconsolidated joint venture over 40 years. We record distributions of operating profit from the investment in unconsolidated joint venture as operating cash flow and distributions related to a capital transaction, such as a refinancing transaction or sale, as an investing activity.

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

Stock Compensation

We account for stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”) in accordance with FASB Statement of Financial Accounting Standards 123 (Revised) “Share-Based Payment” (“SFAS 123(R)”). Stock-based compensation expense for the three months ended March 31, 2007 and March 31, 2006 was $1.7 million and $1.0 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, and the adoption of FIN 48 did not have a material impact on the Company’s consolidated condensed financial statements.

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables in the accompanying consolidated condensed balance sheets. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. Credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Parking income is recognized in the period the revenue is earned. Lease termination fees, which are included in other income in the accompanying consolidated condensed statements of operations, are recognized when the related leases are canceled, the leased space has been vacated and we have no continuing obligation to provide services to such former tenants. Upon a tenant’s agreement to terminate a lease early, we accelerate the remaining unamortized assets associated with the tenant through the termination date. These accelerated depreciation and amortization charges are included in depreciation and amortization in the accompanying consolidated condensed statements of operations.

Hotel revenues are recognized when the services are rendered to the hotel guests. Property management fees are based on a percentage of the revenue earned by a property under management and recorded on a monthly basis as earned. Lease commission revenue is recognized when legally earned under the provisions of the underlying lease commission agreement with the landlord. Revenue recognition generally occurs 50% upon lease signing, when the first half of the lease commission becomes legally payable with no right of refund, and 50% upon tenant move in, when the second half of the lease commission becomes legally payable with no right of refund. In circumstances where the landlord has a right of refund or no legal obligation to pay if the tenant does not move in, we defer revenue recognition until the tenant moves in or the landlord no longer legally has a right of refund. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

We must make subjective estimates related to when our revenue is earned and the collectibility of our accounts receivable affecting minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Related Party Transactions

We earned management fees, development fees and leasing commissions from entities controlled by Mr. Maguire in the amount of $0.5 million and $ 0.7 million for the three months ended March 31, 2007 and 2006, respectively. These fees are included in Management, Leasing and Development Services to Affiliates in our consolidated condensed statements of operations. The related receivables due from entities controlled by Mr. Maguire as of March 31, 2007 and December 31, 2006 were $0.8 million and $0.7 million, respectively. These receivables are included in Due from Affiliates in the consolidated condensed balance sheets and were current as of March 31, 2007.

We earned management fees, investment advisory fees, and leasing commissions from the Joint Venture in the amount of $1.0 million in each of the three month periods ended March 31, 2007 and 2006. These fees are included in Management, Leasing and Development Services to Affiliates in our

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

consolidated condensed statements of operations. The related receivables due from the Joint Venture were $7.8 million and $7.6 million as of March 31, 2007 and December 31, 2006, respectively. Net receivables due from the Joint Venture primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligation as they come due in accordance with the contribution agreements. This balance also includes reimbursements for routine management expenses under our property management agreements with the Joint Venture.

We have a full-service, ten-year lease in place for the corporate offices at 1733 Ocean Avenue, a property beneficially owned by Mr. Maguire, which commenced in July 2006. Rental expense related to our direct lease with 1733 Ocean Avenue totaled approximately $0.2 million for the three months ended March 31, 2007.

3. (Loss) Earnings per Share

(Loss) earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The following is a summary of the elements used in calculating basic and diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31, 2007	March 31, 2006

Net (loss) income	$(7,821)	$89,563
Preferred dividends	(4,766)	(4,766)
Net (loss) income available to common shareholders	$(12,587)	$84,797

Weighted average common shares outstanding - basic	46,578,064	45,723,233

Potentially dilutive securities (1):
Stock options	-	239,368
Restricted stock	-	92,279
Weighted average common shares outstanding - diluted	46,578,064	46,054,880

(Loss) earnings per share - basic:
Net (loss) income per share available to common shareholders	(0.27)	1.85

(Loss) earnings per share - diluted:
Net (loss) income per share available to common shareholders	(0.27)	1.84
___________
(1)
For the three months ended March 31, 2007, the effect of 159,909 contingently issuable shares related to the Executive Equity Plan, the effect of the assumed exercise of 307,100 potentially dilutive outstanding stock options and the effect of 421,037 potentially dilutive unvested shares of restrictive stock, in each case, that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

4. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by us, which, at March 31, 2007 and December 31, 2006 amounted to 13.6% of the total of the Operating Partnership Units. In conjunction with the formation of our company, Mr. Maguire, entities controlled by him and certain other persons and entities contributing ownership interests in the certain businesses of the Maguire Properties predecessor (the “Predecessor”) to our Operating Partnership received Units. Limited partners

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

who acquired Units in the formation transactions have the right to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. During the three months ended March 31, 2007, no Units were redeemed.

5. Debt

A summary of our outstanding consolidated indebtedness as of March 31, 2007 and December 31, 2006 is as follows:

				Principal Outstanding as of

	Maturity Date	Interest Rate		March 31, 2007	December 31, 2006

Gas Company Tower and
World Trade Center Garage Mortgage	8/11/2016	5.10%		$458,000	$458,000
US Bank Tower Mortgage	7/1/2013	4.66%		260,000	260,000
Wells Fargo Tower (CA) Mortgage (1)	7/1/2010	4.68%		247,352	248,331
KPMG Tower Mortgage	11/1/2011	5.14%		210,000	210,000
Park Place I Mortgage	11/1/2014	5.64%		170,000	170,000
Lantana Mortgage	1/6/2010	4.94%		98,000	98,000
Glendale Center Mortgage	8/11/2016	5.82%		125,000	125,000
Pacific Arts Plaza Mortgage	4/1/2012	5.15%		270,000	270,000
777 Tower Mortgage (2)	11/1/2013	5.84%		268,685	268,523
Pacific Center Mortgage (3), (4)	5/6/2016	5.76%		117,396	117,291
Regents Square I & II Mortgage	4/1/2012	5.13%		103,600	103,600
Park Place II Mortgage	3/12/2012	5.39%		100,000	100,000
801 North Brand Mortgage	4/6/2015	5.73%		75,540	75,540
Mission City Corporate Center Mortgage	4/1/2012	5.09%		52,000	52,000
701 North Brand Mortgage	10/1/2016	5.87%		33,750	33,750
700 North Central Mortgage	4/6/2015	5.73%		27,460	27,460
Wateridge Plaza Mortgage (3), (5)	4/9/2008	LIBOR + 1.75%		47,880	47,880
Park Place Construction Loan	9/30/2008	LIBOR + 2.25%	(6)	143,252	113,473
WAMU Construction Loan	12/30/2008	LIBOR + 1.80%		7,538	501
Mission City Construction Loan	2/22/2009	LIBOR + 1.80%		384	-
Total Mortgage Loans				2,815,837	2,779,349

Wateridge Plaza Mezzanine (3), (5)	4/9/2008	LIBOR + 1.75%		15,000	15,000
Total Other secured loans				15,000	15,000

Total Consolidated Debt				$2,830,837	$2,794,349
___________
(1)	We refinanced this debt in April 2007 with a new $550.0 million, 10-year fixed rate, interest only loan at 5.6755%.
(2)	Net of loan discount of $4.3 million.
(3)
On April 5, 2007, we entered into an agreement to sell these properties. The buyer will be assuming the loan encumbering Pacific Center. The sale of Wateridge Plaza closed on May 2, 2007 and the loan encumbering this project was repaid. The sale of Pacific Center is expected to close during second quarter 2007.

(4)	Net of loan discount of $3.8 million.
(5)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 4.75% during the term loan, excluding extension periods.

(6)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits 75% of the outstanding balance to an interest rate of 5.50% during the term of this loan, excluding extension periods.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2007 and December 31, 2006, one-month LIBOR was 5.32%. The weighted average interest rate of our debt was 5.39% and 5.36% as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, of our total secured debt of $2,830.8 million, $151.2 million may be prepaid with no penalty, $2,236.8 million may be defeased after various lockout periods (as defined in the underlying loan agreements) and $442.8 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements).

Certain mortgages and other secured loans are guaranteed by the Operating Partnership and/or one of its wholly owned subsidiaries.

  Our revolving credit facility with a capacity of $100.0 million at March 31, 2007, is guaranteed by Maguire Properties Holdings I, LLC and by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa, 207 Goode and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property owning subsidiaries of our Operating Partnership. As of March 31, 2007, there were no outstanding borrowings on our revolving credit facility.

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

Mr. Maguire and certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor have guaranteed a portion of our debt. As of March 31, 2007, $591.8 million of our debt is subject to such guarantees.

6. Incentive Award Plan

In January 2007, we granted 7,112 shares of restricted stock at $40.00 (the price of one share of our common stock on the New York Stock Exchange as of December 30, 2006) to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2007, 2008 and 2009.

In January 2007, we granted 7,112 shares of restricted stock at $40.00 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan, which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days (or $46.40). As of March 31, 2007, none of these shares of restricted stock have vested.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of our restricted stock as of March 31, 2007 is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock at January 1, 2007	407,177	33.56
Granted	14,224	40.00
Vested	-	-
Forfeited	(365)	19.36
Unvested restricted stock at March 31, 2007	421,036	33.80

A summary of our stock options as of March 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at January 1, 2007	307,100	$21.41
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding as of March 31, 2007	307,100	$21.41

Options exercisable as of March 31, 2007	254,600	$19.48

The weighted-average remaining contractual term for the 254,600 exercisable stock options was 6.3 years with a total intrinsic value of $4.1 million as of March 31, 2007. The weighted-average remaining contractual term for the 307,100 outstanding stock options was 6.8 years with a total intrinsic value of $4.3 million as of March 31, 2007 and the total compensation cost of the unvested options not yet recognized is approximately $167,000, which will be recognized through September 2009.

On February 27, 2007, we entered into a Separation Agreement with Dallas E. Lucas, pursuant to which Mr. Lucas resigned from his position as Executive Vice President and Chief Financial Officer, as of March 2, 2007. Accordingly, upon his resignation, pursuant to his Separation Agreement, Mr. Lucas forfeited his rights, title and interest in the Executive Equity Plan. Mr. Lucas did not forfeit his options as they vested in their entirety on June 26, 2006.

7. Derivative Instruments

On March 7, 2007, we entered into a forward-starting interest rate swap agreement with Citibank, N.A. to reduce our exposure to interest rate risk on anticipated fixed-rate financing for the acquisition of the Orange and Los Angeles County real estate portfolios from Blackstone Real Estate Advisors. The notional value of the swap is $1.48 billion with a swap rate of 5.045%, effective April 24, 2007 and terminates April 23, 2017. On April 24, 2007, this swap was assigned to each of the three lenders providing fixed-rate mortgage financing secured by assets acquired from the Blackstone Group as more fully described in Note 9, in exchange for lower stated interest rates on the underlying debt.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Included in accumulated other comprehensive income as of March 31, 2007 was the fair value of the forward-starting interest rate swap outstanding, which was approximately $12.5 million, net of minority interests of $1.7 million, the fair value of the interest rate cap not expensed, which was approximately $39,000 net of minority interest of $5,000, and $8.3 million of deferred gain on the swaps assigned in April 2006 and September 2006, net of minority interests of $1.1 million. The deferred gain on assignment of swaps will be recognized as a reduction of interest expense over the original lives of the swaps as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

8. Investment in Unconsolidated Joint Venture

We own a 20% interest in the Joint Venture and are responsible for day-to-day operations of the properties. We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to outperformance distributions based on the results of the Joint Venture.
As of March 31, 2007 and December 31, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	990,319
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
Stadium Gateway	Anaheim, CA	272,826
San Diego Tech Center	San Diego, CA	646,630
Wells Fargo Center	Denver, CO	1,203,275
Total		3,854,180

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the Joint Venture condensed balance sheet as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Assets
Investments in real estate	$1,086,611	$1,086,294
Less: accumulated depreciation and amortization	(50,612)	(42,301)
	1,035,999	1,043,993
Cash and cash equivalents including restricted cash	15,754	15,372
Rents, deferred rents and other receivables	11,860	11,414
Deferred charges, net	61,471	64,795
Other assets	15,796	16,381
Total assets	$1,140,880	$1,151,955

Liabilities and members' equity
Loans payable	$810,180	$810,181
Accounts payable, accrued interest payable and other liabilities	28,243	30,399
Acquired lease obligations, net	15,592	16,674
Total liabilities	854,015	857,254

Member equity	286,865	294,701
Total members' equity	286,865	294,701
Total liabilities and members' equity	$1,140,880	$1,151,955

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the Joint Venture condensed statement of operations for the three months ended March 31, 2007 and the period from January 5, 2006 to March 31, 2006 (unaudited):

	March 31, 2007	Period from January 5, 2006 to March 31, 2006
Revenue:
Rental	$19,581	$18,142
Tenant reimbursements	7,574	6,403
Parking	2,177	1,791
Interest and other	75	62
Total revenue	29,407	26,398

Expenses:
Rental property operating and maintenance	6,260	4,941
Real estate taxes	3,333	2,623
Parking expenses	401	366
Depreciation and amortization	12,257	11,763
Interest	10,814	10,309
Other	1,098	522
Total expenses	34,163	30,524

Net loss	$(4,756)	$(4,126)

Company share	(951)	(825)
Intercompany eliminations	244	-
Equity in net loss of unconsolidated joint venture	$(707)	$(825)

9. Subsequent Events

New Century Financial (“New Century”), who has signed leases at our 3161 Michelson development project and is also a tenant at our Park Place project, filed for bankruptcy protection on April 2, 2007. New Century currently leases 267,000 square feet at Park Place for a total annual rental amount, including parking revenues, of approximately $7.5 million and has paid their rent through March 31, 2007. New Century also has a signed lease for approximately 190,000 square feet at our 3161 Michelson development project, with rent scheduled to commence after the project is completed. We are monitoring their plans as we are on the Creditors’ Committee for their bankruptcy. New Century is seeking buyers for their operation platforms and there has been no move or motion to reject any of the above referenced leases. In the event any or all of the New Century leases at our buildings were fully or partially rejected, we will actively begin marketing that space. As of March 31, 2007, unamortized lease costs attributable to the New Century leases amounted to $5.9 million.

On April 4, 2007, we completed a new $550.0 million, 10-year fixed rate, interest-only financing at a rate of 5.68% on the Wells Fargo Tower. The net proceeds of the refinancing after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves are approximately $290.0 million. Approximately $175.0 million of the net proceeds were used to fund a portion of the purchase price of the Blackstone Group portfolio as described below.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

On April 5, 2007, we entered into an agreement to sell Wateridge Plaza, an approximately 268,000 square foot office property and development rights located in Sorrento Mesa, California and Pacific Center, an approximately 439,000 square foot office property located in Mission Valley, California for approximately $98.1 million and $200.1 million, respectively, to an entity controlled by GE Asset Management The sale of Wateridge Plaza closed on May 2, 2007 and the existing $62.9 million in debt encumbered by this project was repaid. Pacific Center is expected to close in the second quarter of 2007. Net proceeds from both sales will be used to reduce debt.

On April 13, 2007, we entered into an agreement to sell the following five office properties and two development sites located in Orange County, California for approximately $344.8 million to Bixby Land Company: Inwood Park, Inwood Park II development site, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch and the Bixby Ranch development site. Net proceeds from this sale will be used to reduce debt. These office properties and development sites were acquired by the Company from the Blackstone Group as described below.

On April 24, 2007, we completed the acquisition of a portfolio of assets from the Blackstone Group that were part of the former Equity Office Properties portfolio. The portfolio consists of 24 office properties totaling approximately 7.7 million square feet located in Los Angeles and Orange County, California, as well as land and development sites that can support up to approximately 2.2 million square feet of developments. The purchase price was approximately $2.875 billion, before reserves and closing costs, and was funded through $2.28 billion of new mortgage loans, a $223.0 million bridge mortgage loan, and a $530.0 million corporate credit facility, comprised of a $400.0 million term loan, which was fully drawn at closing, and a $130.0 million revolving, swing-line and letter of credit facility, that has not yet been drawn upon. Please see the discussion of the acquisition in the Management Discussion and Analysis section in Item 2 for additional details.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report on Form 10-Q. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2006. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Through Maguire Properties, L.P. (the “Operating Partnership”), we own whole or partial interests in 24 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (“Total Portfolio”). Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated Joint Venture we own in conjunction with Macquarie Office Trust (“MOF”), our share of the Total Portfolio is approximately 12.7 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our economic interest in the office and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership. The following table shows the property statistics for each portfolio as of March 31, 2007:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces

Wholly-Owned Properties	19	54	11,891,652	7,508,570	23,672	11,891,612	7,508,570	23,672
Unconsolidated Joint Venture	6	20	3,854,180	2,401,693	8,247	770,836	480,339	1,649
Total	25	74	15,745,832	9,910,263	31,919	12,662,448	7,988,909	25,321

Weighted Average Leased			89.9%			88.5%

Our Total Portfolio includes 24 office and retail projects and a 350-room hotel located in nine submarkets in Los Angeles County, Orange County and San Diego County and Wells Fargo Center - Denver (a Joint Venture property in Denver, Colorado). Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of March 31, 2007, investment grade rated tenants generated 42.7% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 25.4% of the annualized rent of our Effective Portfolio. The weighted-average remaining lease term of our Effective Portfolio tenants was approximately 4.7 years as of March 31, 2007.

As of March 31, 2007, our Effective Portfolio was 88.5% leased to 631 tenants. Approximately 5.7% of our leased square footage expires during the remainder of 2007 and approximately 7.9% of our leased square footage expires during 2008. Our leasing strategy for the remainder of 2007 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates, including KPMG Tower (66.2% leased at March 31, 2007), Park Place (84.9% leased at March 31, 2007), US Bank Tower (85.5% leased at March 31, 2007), 801 North Brand (86.8% leased at March 31, 2007) and One California Plaza, a Joint Venture property, (87.9% leased at March 31, 2007).

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

As of March 31, 2007 the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	990,319
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
Stadium Gateway	Anaheim, CA	272,826
San Diego Tech Center	San Diego, CA	646,630
Wells Fargo Center	Denver, CO	1,203,275
Total		3,854,180

We own a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties. We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing. Additionally, we are entitled to outperformance distributions based on the results of the Joint Venture.

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

We believe, in light of strengthening markets on a portfolio basis, that our in-place rental rates scheduled to expire in 2007 and 2008 have contractual rental rates that are at or below market rental rates, which will be prevailing during that time. However, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.

We are currently developing land parcels adjacent to certain of our properties that we believe can support approximately 2.7 million net rentable square feet of office developments and structured parking. We also own undeveloped land adjacent to certain of our other properties primarily located in strong submarkets including Santa Monica, the Tri-Cities, Orange County and San Diego County that we believe can support approximately 10.1 million net rentable square feet of office, retail, structured parking and residential uses.

As of March 31, 2007, we had the following four projects under development:

•	The Lantana Media Campus in Santa Monica, a 198,000 square foot office campus with 223,000 square feet of structured parking;
•
Park Place at 3161 Michelson Avenue, a 530,000 square foot office building in Irvine with 1,338,000 square feet of structured parking 56% pre-leased (19% pre-leased excluding New Century — see below) as of March 31, 2007;

•	17885 Von Karman Avenue at the Washington Mutual Irvine Campus, a 150,000 square foot office building; and
•	The Mission City Corporate Center in San Diego, a 92,000 square foot office building with 128,000 square feet of structured parking.
Land held for development related to these four projects was $40.0 million as of March 31, 2007. The total estimated construction budget (excluding land) for these four projects is approximately $397.0 million, of which $206.3 million has been incurred as of March 31, 2007.

We expect the funding for these developments to be provided principally from construction loans and to a lesser extent other liquidity sources including cash on hand, our line of credit and sales of strategically identified assets.

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
New Century Financial (“New Century”), who has signed leases at our 3161 Michelson development project and is also a tenant at our Park Place project, filed for bankruptcy protection on April 2, 2007. New Century currently leases 267,000 square feet at Park Place for a total annual rental amount, including parking revenues, of approximately $7.5 million and has paid their rent through March 31, 2007. New Century also has a signed lease for approximately 190,000 square feet at our 3161 Michelson development project, with rent scheduled to commence after the project is completed. We are monitoring their plans as we are on the Creditors’ Committee for their bankruptcy. New Century is seeking buyers for their operation platforms and there has been no move or motion to reject any of the above referenced leases. In the event any or all of the New Century leases at our buildings were fully or partially rejected, we will actively begin marketing that space. As of March 31, 2007, unamortized lease costs attributable to the New Century leases amounted to $5.9 million.

During the remainder of 2007, we will continue to endeavor to lease up our newly acquired properties with creditworthy tenants at rental rates at or above current market rates. In addition, we will continue to take advantage of greater economies of scale achieved and implement more efficient operations throughout all of the properties in our portfolio.

Acquisitions

There were no property acquisitions during the quarter ended March 31, 2007. However, on April 24, 2007, we completed the acquisition of a portfolio of assets from the Blackstone Group that were part of the former Equity Office Properties portfolio (the “EOP transaction”). The portfolio consists of 24 office properties totaling approximately 7.7 million square feet located in Los Angeles and Orange County, California, as well as land and development sites that can support up to approximately 2.2 million square feet of developments (the “EOP Portfolio”). The purchase price of approximately $2.875 billion, before reserves and closing costs, was funded entirely through debt. See Liquidity and Capital Resources for further details of the debt we incurred. The following table lists the properties acquired in the EOP transaction:

		Rentable	Rentable
		Area	Area	Occupancy	Number of
Property	Submarket	(Square Feet)	(Percentage)	(Percentage)	Buildings

Operating Assets:
550 South Hope Street	Downtown Los Angeles	566,000	7.36%	90.1%	1
Two California Plaza (1)	Downtown Los Angeles	1,330,000	17.30%	91.2%	1
1920 Main Plaza	Irvine Business Center	306,000	3.98%	89.3%	1
2010 Main Plaza	Irvine Business Center	281,000	3.66%	68.8%	1
Inwood Park (2)	Irvine Business Center	157,000	2.04%	91.6%	1
1201 Dove Street (2)	John Wayne Airport Complex	78,000	1.01%	98.6%	1
18301 Von Karman	John Wayne Airport Complex	220,000	2.86%	91.0%	1
18581 Teller	John Wayne Airport Complex	86,000	1.12%	100.0%	1
2600 Michelson	John Wayne Airport Complex	308,000	4.01%	98.3%	1
Fairchild Corporate Center (2)	John Wayne Airport Complex	105,000	1.37%	97.8%	1
Redstone Plaza (2)	John Wayne Airport Complex	168,000	2.19%	96.3%	2
Tower 17	John Wayne Airport Complex	231,000	3.01%	82.7%	1
500 Orange Tower	Anaheim Stadium Area	333,000	4.33%	95.9%	2
Stadium Towers Plaza	Anaheim Stadium Area	255,000	3.32%	93.1%	1
Brea Corporate Place (1)	Brea	328,000	4.27%	93.2%	2
Brea Financial Commons Portfolio	Brea	165,000	2.15%	99.6%	3
1100 Executive Tower	Eastern Central Orange County	367,000	4.77%	96.7%	1
Lincoln Town Center	Eastern Central Orange County	215,000	2.80%	97.7%	1
The City - 3800 Chapman	City of Orange	157,000	2.04%	100.0%	1
500-600 City Parkway	City of Orange	459,000	5.97%	95.0%	3
City Plaza	City of Orange	324,000	4.21%	88.3%	1
City Tower	City of Orange	409,000	5.32%	96.8%	1
Bixby Ranch (2)	Huntington\Seal Beach	295,000	3.84%	96.5%	1
Griffin Towers	South Coast Metro	544,000	7.07%	82.6%	1

Total Operating Portfolio		7,687,000	100.00%	91.8%	31

		Estimated
		Buildable
		Area
Property	Submarket	(Square Feet)

Development Assets

Stadium Tower II	Anaheim Stadium Area	282,000
1100 Executive Tower	Eastern Central Orange County	366,000
500 Orange Center	Anaheim Stadium Area	475,000
City Tower II	City of Orange	360,000
Brea Financial Commons Portfolio	Brea	57,000
Inwood Park II (2)	Irvine Business Center	86,000
City Plaza II	City of Orange	360,000
605 City Parkway	City of Orange	200,000
Citibank Land	City of Orange	TBD
Brea Corporate Place	Brea	TBD
Bixby Ranch (2)	Huntington\Seal Beach	TBD
Total Development Assets		2,186,000

Total Portfolio		9,873,000
__________
(1)	Subject to existing ground lease.
(2)	Under contract for sale to Bixby Land Company and expected to close in the second quarter of 2007.

Related Party Transactions

We earned management fees, development fees and leasing commissions from entities controlled by Mr. Maguire in the amount of $0.5 million and $ 0.7 million for the three months ended March 31, 2007 and 2006, respectively. These fees are included in Management, Leasing and Development Services to Affiliates in our consolidated condensed statements of operations. The related receivables from entities controlled by Mr. Maguire as of March 31, 2007 and December 31, 2006 were $0.8 million and $0.7 million, respectively. These receivables are included in Due from Affiliates in the consolidated condensed balance sheets and were current as of March 31, 2007.

We earned management fees, investment advisory fees, and leasing commissions from the Joint Venture in the amount of $1.0 million in each of the three month periods ended March 31, 2007 and 2006. These fees are included in Management, Leasing and Development Services to Affiliates in our consolidated condensed statements of operations. The related receivables due from the Joint Venture were $7.8 million and $7.6 million as of March 31, 2007 and December 31, 2006, respectively. Net receivables due from the Joint Venture primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligation as they come due in accordance with the contribution agreements. This balance also includes reimbursements for routine management expenses under our property management agreement with the Joint Venture.

We have a full-service, ten-year lease in place for the corporate offices at 1733 Ocean Avenue, a property beneficially owned by Mr. Maguire, which commenced in July 2006. Rental expense related to our direct lease with 1733 Ocean Avenue totaled approximately $0.2 million for the three months ended March 31, 2007.

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables in the accompanying consolidated condensed balance sheets. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. Credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

Current Submarket Information

LACBD, California. Leasing activity in the LACBD continued to improve during the first quarter ended March 31, 2007 with a positive absorption of 282,496 square feet. The strong tenant demand, primarily driven by technology, architectural, and law firms looking to renew and expand their leases in the LACBD, is expected to continue throughout 2007. Direct rental rates in the LACBD will continue to appreciate from both lower vacancy rates and imposed hikes by new property owners. As of March 31, 2007, our LACBD portfolio was 85.6% leased, with approximately 929,000 square feet available for lease. Throughout the remainder of 2007, we will be focused on increasing occupancy, primarily at KPMG Tower, which is currently 66.2% leased, US Bank Tower, which is currently 85.5%, and One California Plaza (a Joint Venture property), which is currently 87.9% leased. The downtown area continues to be transformed into a true center of the region, with continued robust activity in the residential market, continued infrastructure investment, as well as the development of LA Live and the future Grand Avenue Project. The closing of the EOP transaction, which added approximately 1.9 million square feet of office space to our portfolio, increases our concentration in this market.

Los Angeles County (excluding LACBD), California. In Los Angeles County, particularly the Tri-Cities (Pasadena, Glendale, Burbank) and the L.A. West submarkets, strong tenant demand continued throughout the quarter resulting in decreased vacancy rates and increased rental rates. Strong leasing demand is projected to continue throughout 2007, particularly in the Glendale submarket due to an abundance of space. On March 31, 2007, our Los Angeles County (excluding LACBD) portfolio was 95.6% leased, with approximately 66,400 square feet available for lease. Throughout 2007, we will be focused on increasing occupancy, primarily at 801 North Brand, which ended at 86.8% leased.

Orange County, California.  The Orange County market experienced declining vacancy rates during the first quarter of 2007, ending at 6.9%. Net absorption during the quarter was approximately 223,000 square feet and average rental rates increased to $2.66 per square foot from $2.46 per square foot last quarter, which is an 8.1% increase. As of March 31, 2007, our Orange County portfolio was at 87.2% leased, with approximately 348,000 square feet available for lease. Despite the troubles in the sub-prime industry, which occupies approximately 4% of the Orange County market, the Orange County market overall remains one of the stronger office markets in the United States and recent trends tell us that the market will maintain stability throughout the year. The closing of the EOP transaction, which added approximately 5.8 million square feet of office space to our portfolio, increases our concentration in this market.

San Diego County, California. San Diego County continues to show signs that strength and tenant demand is steady. The market experienced an overall positive absorption of 157,371 square feet for the first quarter, with a 10.1% vacancy rate and increasing rental rates which climbed to $3.21 per square foot per month, a 4.6% increase from $3.07 per square foot per month at the end of the fourth quarter 2006. As of March 31, 2007, our San Diego County portfolio was 94.8% leased, with approximately 70,000 square feet available for lease. Our primary leasing focus in this submarket during the remainder of 2007 will be to continue increasing occupancy at Regents Square which is currently 92.3 % leased. In addition, we will be completing construction on our 92,000 square foot building at Mission City during the fourth quarter of 2007 and are focused on leasing that building in 2007.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006.

Our results of operations for the three months ended March 31, 2007 compared to the same period in 2006 were significantly affected by our acquisitions and dispositions in both years. As a consequence, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio excludes Pacific Center and 701 North Brand since they were acquired on February 6, 2006 and September 22, 2006, respectively.

References to the “Acquisition Properties” include the results of Pacific Center and 701 North Brand.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended		Increase/	%
	3/31/07	3/31/06	Decrease	Change	3/31/07	3/31/06	Decrease	Change

Revenues:
Rental	$60,888	$65,319	$(4,431)	-6.8%	$65,126	$67,780	$(2,654)	-3.9%
Tenant reimbursements	21,410	21,514	(104)	-0.5%	21,715	22,068	(353)	-1.6%
Hotel operations	6,188	6,676	(488)	-7.3%	6,188	6,676	(488)	-7.3%
Parking	10,219	10,254	(35)	-0.3%	10,437	10,323	114	1.1%
Management, leasing
and development services
to affiliates	1,467	1,655	(188)	-11.4%	1,467	1,655	(188)	-11.4%
Interest and other	1,620	765	855	111.8%	1,661	780	881	112.9%
Total revenues	101,792	106,183	(4,391)	-4.1%	106,594	109,282	(2,688)	-2.5%

Expenses:
Rental property operating
and maintenance	24,208	21,028	3,180	15.1%	25,130	21,731	3,399	15.6%
Hotel operating and maintenance	3,999	4,185	(186)	-4.4%	3,999	4,185	(186)	-4.4%
Real estate taxes	8,062	9,007	(945)	-10.5%	8,595	9,366	(771)	-8.2%
Parking	2,980	2,877	103	3.6%	3,041	2,879	162	5.6%
General and administrative and other	7,763	6,134	1,629	26.6%	7,763	6,134	1,629	26.6%
Ground lease	136	268	(132)	-49.3%	136	268	(132)	-49.3%
Depreciation and amortization	30,552	34,026	(3,474)	-10.2%	32,689	34,608	(1,919)	-5.5%
Interest	32,073	32,489	(416)	-1.3%	34,338	33,084	1,254	3.8%
Loss from early extinguishment of debt	-	642	(642)	-100.0%	-	642	(642)	-100.0%
Total expenses	109,773	110,656	(883)	-0.8%	115,691	112,897	2,794	2.5%

(Loss) income before equity in net loss of unconsolidated joint venture, gain on sale of real estate and minority interests	(7,981)	(4,473)	(3,508)	78.4%	(9,097)	(3,615)	(5,482)	151.6%
Equity in net loss of unconsolidated joint venture	-	-	-	-	(707)	(825)	118	-14.3%
Gain on sale of real estate	-	-	-	-	-	108,469	(108,469)	-100.0%
Minority interests	-	-	-	-	1,983	(14,466)	16,449	-113.7%
Net (loss) income	$(7,981)	$(4,473)	$(3,508)	78.4%	$(7,821)	$89,563	$(97,384)	-108.7%

Rental Revenue

Rental revenue for our Same Properties portfolio decreased by $4.4 million, or 6.8%, primarily due to lower tenant occupancy and large tenants that moved out in 2006 from KPMG Tower, Gas Company Tower, and Park Place, whose spaces have not been re-leased.

Total portfolio rental revenue decreased by $2.7 million, or 3.9%, primarily due to the Same Properties partially offset by the Acquisition Properties.

Tenant Reimbursements

Tenant reimbursement for our Same Properties Portfolio remained flat for the three months ended March 31, 2007 as compared to March 31, 2006 as decreases in tenant reimbursements due to 2006 lease expirations were substantially offset by overall increases in operating expenses.

Total portfolio tenant reimbursement revenue decreased by $0.4 million, or 1.6%, primarily due to the loss of four days of income from five properties sold to the Joint Venture in January 2006 partially offset by the Acquisition Properties.

Hotel Operations

Hotel operations revenue decreased by $0.5 million, or 7.3%, due to a decrease in the occupancy rate. The average daily room rate decreased to $178.51, or 6.0%, from $184.27 and revenue per available room decreased to $133.69, or 8.9%, from $147.76, all compared to the prior year period, primarily due to a decrease in the convention event booking pace at the Pasadena Convention Center during its downtime for renovation and expansion.

The 4.4% decrease in hotel operating and maintenance expenses was primarily due to a decrease in hotel operations which was a result of lower occupancy.

Parking Revenue

Parking revenue for the Same Properties portfolio was flat between years, as decreases in parking revenues due to 2006 lease expirations were substantially offset by portfolio-wide increases in contractual parking rates in July 2006.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates decreased by $0.2 million, or 11.4% primarily due to a $0.4 million decrease in fees earned for construction services at Solana partially offset by an increase in management and investment advisory fees earned from the Joint Venture.

Interest and Other Revenue

Total portfolio interest and other revenue increased $0.9 million, or 112.9%, primarily due to the receipt of miscellaneous insurance settlement proceeds.

Rental Property Operating and Maintenance Expense

Total portfolio rental property operating and maintenance expense increased by $3.4 million, or 15.6%, primarily due to an increase in insurance premiums.

Real Estate Taxes

Real Estate Taxes for our Same Properties portfolio decreased by $0.9 million, or 10.5%, primarily due to lower assessed values for the 2007 tax year.

Total portfolio real estate taxes decreased by $0.8 million, or 8.2%, primarily due to the Same Properties, offset by the Acquisition Properties.

Parking Expense

Total portfolio parking expenses remained flat during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

General and Administrative and Other Expense

Total portfolio general and administrative and other expense increased $1.6 million, or 26.6%. Current year results include increased expenses due to additional corporate employees hired and related costs as a result of the growth in our infrastructure due to acquisitions made and increased stock compensation costs due to the addition of two new executives and the adoption of a new outperformance plan for our chief executive officer both in July 2006.

Ground Lease Expense

Total portfolio ground lease expense remained flat during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Same Properties decreased by $3.4 million, or 10.2%, primarily due to lower in-place amortization as a result of lease expirations and lease terminations that occurred in 2006 in spaces that have not been re-leased yet.

Total portfolio depreciation and amortization expense decreased by $2.0 million, or 5.5%, primarily due to the Same Properties partially offset by the Acquisition Properties.

Interest Expense

Total portfolio interest expense increased $1.3 million, or 3.8%, primarily due to interest expense incurred on the loans secured by the Acquisition Properties. Interest expense for our Same Properties Portfolio decreased $0.4 million, or 1.3%, due to a $6.1 million interest expense savings due to the pay-off of the Term Loan in 2006. This decrease is partially offset by a $5.4 million increase in interest expense on the 777 Tower, Gas Company Tower and Glendale Center mortgage loans, which were refinanced in the latter half of 2006 at higher principal amounts.

Equity in Loss of Unconsolidated Joint Venture

Total equity in loss of unconsolidated joint venture decreased $0.1 million, or 14.3%, primarily due to an increase in occupancy at Wells Fargo Center - Denver and San Diego Tech Center.

Gain on Sale of Real Estate

Gain on sale of real estate was $108.5 million for the three months ended March 31, 2006. There was no comparable amount for the three months ended March 31, 2007.

Minority Interests

Minority interests attributable to loss decreased $16.4 million to $1.9 million for the three months ended March 31, 2007 compared to minority interests attributable to income of $14.5 million for the three months ended March 31, 2006 primarily due to a $108.5 million gain on sale of properties to the Joint Venture recognized in the three months ended March 31, 2006 with no comparable activity in the current year. In addition, there was an increase in loss from continuing operations due to the circumstances described above.

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

The following table reconciles our FFO to our net (loss) income (in thousands except for per share amounts):

	Three Months Ended
	March 31, 2007	March 31, 2006
Reconciliation of net (loss) income to funds from operations:
Net (loss) income available to common shareholders	$(12,587)	$84,797
Adjustments:
Minority interests	(1,983)	14,466
Gain on sale of real estate	-	(108,469)
Real estate depreciation and amortization	32,566	34,521
Real estate depreciation and amortization from unconsolidated joint venture	2,451	2,353
Funds from operations available to common shareholders and Unit Holders (FFO)	$20,447	$27,668

Company share of FFO (1)	$17,664	$23,636

FFO per share - basic	$0.38	$0.52

FFO per share - diluted	$0.38	$0.51
___________
(1)	Based on a weighted average interest in our operating partnership for the three months ended March 31, 2007 and 2006 of 86.4% and 85.4%, respectively.

Recent Developments

On February 26, 2007, the compensation committee of our board of directors approved the appointment of Martin A. Griffiths to the position of Chief Financial Officer. Mr. Griffiths has served as our Executive Vice President, Operations since July 2006.

On February 27, 2007, we entered into a Separation Agreement with Dallas E. Lucas, pursuant to which Mr. Lucas resigned from his position as Executive Vice President and Chief Financial Officer, effective as of March 2, 2007. We also entered into a Consulting Services Agreement with Mr. Lucas pursuant to which Mr. Lucas will continue to provide consulting services from March 2, 2007 through

 May 30, 2007. Under the terms of the Consulting Services Agreement, Mr. Lucas can earn up to $2.5 million related to the completion of certain tasks. As of March 31, 2007, certain of these tasks have been completed with approximately $0.3 million earned by Mr. Lucas under the Consulting Service Agreement. Upon completion of the EOP transaction, Mr. Lucas earned an additional $1.5 million.

On March 7, 2007, we entered into a forward-starting interest rate swap agreement with Citibank, N.A. to reduce our exposure to interest rate risk on anticipated fixed rate financing for the acquisition of the EOP Portfolio. The notional value of the swap is $1.48 billion with a swap rate of 5.045%, effective April 24, 2007 and terminates April 24, 2017. On April 24, 2007, this swap was assigned to each of the three lenders providing fixed rate mortgage financing secured by the assets acquired through the EOP transaction in exchange for lower stated interest rates in the underlying debt.

New Century Financial, who has signed leases at our 3161 Michelson development project and is also a tenant at our Park Place project, filed for bankruptcy protection on April 2, 2007. New Century currently leases 267,000 square feet at Park Place for a total annual rental amount, including parking revenues, of approximately $7.5 million and has paid their rent through March 31, 2007. New Century also has a signed lease for approximately 190,000 square feet at our 3161 Michelson development project, with rent scheduled to commence after the project is completed. We are monitoring their plans as we are on the Creditors’ Committee for their bankruptcy. New Century is seeking buyers for their operation platforms and there has been no move or motion to reject any of the above referenced leases. In the event any or all of the New Century leases at our buildings were fully or partially rejected, we will actively begin marketing that space. As of March 31, 2007, unamortized lease costs attributable to the New Century leases amounted to $5.9 million.

On April 4, 2007, we completed a new $550.0 million, 10-year fixed rate, interest-only financing at a rate of 5.68% on the Wells Fargo Tower. The net proceeds of the refinancing after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves are approximately $290.0 million. Approximately $175.0 million of the net proceeds were used to fund a portion of the purchase price of the EOP Portfolio.

On April 24, 2007, we completed the EOP transaction consisting of 24 office properties totaling approximately 7.7 million square feet located in Los Angeles and Orange County, California, as well as land and development sites that can support up to approximately 2.2 million square feet of developments. The purchase price was approximately $2.875 billion, before reserves and closing costs.

In connection with the acquisition of the EOP Portfolio, we announced that we would be selling some of the assets acquired in this purchase. On April 13, 2007, we announced the agreement to sell the following five office properties located in Orange County to Bixby Land Company for approximately $345.0 million: Redstone Plaza, 1201 Dove Street, Fairchild Corporate Center, Inwood Park, in Irvine; a 3.5 acre development site at Inwood Park, and, Bixby Ranch, in Seal Beach, California.

On May 2, 2007, we sold Wateridge Plaza, an approximately 268,000 square foot office property located in Sorrento Mesa, California. We plan to sell Pacific Center, an approximately 439,000 square foot office property located in Mission Valley, California, in the second quarter of 2007. Net proceeds from both sales will be used to reduce debt.

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

Indebtedness

As of March 31, 2007, we had approximately $2.83 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by eighteen properties, three construction loans and one mezzanine loan secured by a pledge of the equity interests of the fee owners of Wateridge Plaza. The weighted average interest rate on this indebtedness as of March 31, 2007 was 5.39% (based on the 30-day LIBOR rate at March 31, 2007 of 5.32%). As of March 31, 2007, our ratio of debt to total market capitalization was approximately 56.4% of our consolidated total market capitalization of $5.0 billion (based on a common stock price of $35.56 per share on the New York Stock Exchange on March 31, 2007). Our ratio of debt and preferred stock to total market capitalization was approximately 61.4%. As of March 31, 2007, approximately $214.0 million, or 7.6%, of our total consolidated debt was variable-rate debt. As of March 31, 2007, approximately $2,616.8 million, or 92.4%, of our total consolidated debt was subject to fixed interest rates. Total market capitalization as of March 31, 2007 includes the book value of our consolidated debt, the liquidation preference of 10,000,000 shares of preferred stock and the market value of 46,999,100 shares of our common stock and 7,405,916 Units.

The table below summarizes our debt, at March 31, 2007 (in thousands):

	Debt Summary	Percent of Total Debt		Effective Interest Rate at End of Quarter

Fixed rate	$2,616,783	92.4%		5.24%
Variable rate	214,054	7.6%		7.24%
Total / Effective interest rate	$2,830,837	100.0	% (1)	5.39%

The variable-rate debt shown above bears interest at an interest rate based on 30-day LIBOR. The debt secured by our properties at March 31, 2007 had a weighted average term to initial maturity of approximately 6.1 years (approximately 6.3 years assuming exercise of extension options).

The following table sets forth certain information with respect to our indebtedness as of March 31, 2007:

Properties	Interest Rate		Maturity Date	Principal Amount	Annual Debt Service (1)		Balance at Maturity (2)

Gas Company Tower and
World Trade Center Garage Mortgage	5.10%		08/11/16	$458,000	$23,682		$458,000
Pacific Arts Plaza Mortgage	5.15%		04/01/12	270,000	14,098		270,000
777 Tower Mortgage (3)	5.84%		11/01/13	268,685	16,165		273,000
US Bank Tower Mortgage	4.66%		07/01/13	260,000	12,284		260,000
Wells Fargo Tower (CA) Mortgage (4)	4.68%		07/01/10	247,352	11,737		234,141
KPMG Tower Mortgage	5.14%		11/01/11	210,000	10,794	(5)	204,071
Park Place I Mortgage	5.64%		11/01/14	170,000	9,588	(6)	157,473
Glendale Center Mortgage	5.82%		08/11/16	125,000	7,376		125,000
Pacific Center Mortgage (7) (8)	5.76%		05/06/16	117,396	7,078		121,200
Regents Square I & II Mortgage	5.13%		04/01/12	103,600	5,388		103,600
Park Place II Mortgage	5.39%		03/12/12	100,000	5,465		100,000
Lantana Mortgage	4.94%		01/06/10	98,000	4,903		98,000
801 North Brand Mortgage	5.73%		04/06/15	75,540	4,389		75,540
Mission City Corporate Center Mortgage	5.09%		04/01/12	52,000	2,684		52,000
701 North Brand Mortgage	5.87%		10/01/16	33,750	2,009		33,750
700 North Central Mortgage	5.73%		04/06/15	27,460	1,595		27,460
Wateridge Plaza Mortgage (7)	LIBOR + 1.75%	(9)	04/09/08	47,880	3,432		47,880
Park Place Construction Loan	LIBOR + 2.25%	(10)	09/30/08	143,252	10,996		143,252
WAMU Construction Loan	LIBOR + 1.80%		12/30/08	7,538	544		7,538
Mission City Construction Loan	LIBOR + 1.80%		02/02/09	384	28		384
Total Mortgage Loans				2,815,837	154,235		2,792,289

Wateridge Plaza Mezzanine (7)	LIBOR + 1.75%	(9)	04/09/08	15,000	1,075		15,000
Total Other Secured Loans				15,000	1,075		15,000

Total Consolidated Debt				$2,830,837	$155,310		$2,807,289
__________
(1)	Annual debt service for our floating rate debt is calculated based on the 30-day LIBOR rate at March 31, 2007, which was 5.32%.
(2)	Assuming no payment has been made on the principal in advance of its due date.
(3)	Net of loan discount of $4.3 million as of March 31, 2007.
(4)	We refinanced this debt in April 2007 with a new $550.0 million, 10-year fixed rate, interest-only loan at 5.6755%.
(5)	This loan requires monthly payments of interest until November 2009, and amortizes on a 30-year schedule thereafter.
(6)	This loan requires monthly payments of interest until December 2009, and amortizes on a 30-year schedule thereafter.
(7)
On April 5, 2007, we entered into an agreement to sell these properties. The buyer will be assuming the loan encumbering Pacific Center. The sale of Wateridge Plaza closed on May 2, 2007 and the loan encumbering this project was repaid. The sale of Pacific Center is expected to close during second quarter 2007.

(8)	Net of loan discount of $3.8 million as of March 31, 2007.
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

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of March 31, 2007, we had $57.9 million in cash and cash equivalents as compared to $101.1 million as of December 31, 2006. In addition, we had restricted cash balances of $94.7 million and $99.2 million, as of March 31, 2007 and December 31, 2006, respectively. Restricted cash primarily consists of interest bearing cash deposits required by some of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance and leasing costs.

As of March 31, 2007, we had no borrowings outstanding on our revolving credit facility and on April 24, 2007, in connection with the closing of the EOP Transaction, the revolving credit facility was terminated and replaced with a new $130.0 million revolving, swing-line and letter of credit facility. As of May 9, 2007, this facility has not yet been drawn upon.

On April 4, 2007, we completed a new $550.0 million, 10-year fixed rate, interest-only financing at a rate of 5.68% on the Wells Fargo Tower. The net proceeds of the refinancing after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves are approximately $290.0 million. Approximately $175.0 million of the net proceeds were used to fund a portion of the purchase price of the EOP Portfolio.

On April 24, 2007, we closed the EOP Transaction. The purchase price of approximately $2.875 billion, before reserves and closing costs, was funded through $2.28 billion of new mortgage loans, a $223.0 million bridge mortgage loan, and a $530.0 million corporate credit facility, comprised of a $400.0 million term loan, which was fully drawn at closing, and a $130.0 million revolving, swing-line and letter of credit facility, that has not yet been drawn upon as more fully described below.

New Mortgage Loans of $2.28 Billion

The following table lists the related loan information and properties that are the collateral for the new $2.28 billion mortgage loans:

Property	Lender	Loan Amount	Loan Type	Interest Rate	Maturity
		(in thousands)

Fixed Rate Mortgage Loans
550 South Hope Street	Greenwich	$200,000	Interest only	5.78%	May 2017
Two California Plaza	Greenwich	470,000	Interest only	5.50%	May 2017
1920-2010 Main Plaza	CS	160,678	Interest only	5.51%	May 2017
18301 Von Karman	CS	95,000	Interest only	5.73%	May 2017
18581 Teller	Greenwich	20,000	Interest only	5.65%	May 2017
2600 Michelson	CS	110,000	Interest only	5.69%	May 2017
Tower 17	Nomura	92,000	Interest only	5.90%	May 2017
Stadium Towers Plaza	Nomura	100,000	Interest only	5.78%	May 2017
1100 Executive Tower	CS	127,000	Interest only	5.79%	May 2017
Lincoln Town Center	Greenwich	71,400	Interest only	5.93%	May 2017
The City - 3800 Chapman	Greenwich	44,370	Interest only	5.93%	May 2017
City Plaza	CS	111,000	Interest only	5.80%	May 2017
City Tower	CS	140,000	Interest only	5.85%	May 2017
500 Orange Tower	Greenwich	110,000	Interest only	5.68%	May 2017
Total Fixed Mortgage Loans		$1,851,448

Floating Rate Mortgage Loans
Brea Financial Commons/ Brea Corporate Center	Greenwich	$109,000	Interest only (LIBOR + 1.95%)	7.27%	May 2009
500-600 City Parkway	Nomura	117,000	Interest only (LIBOR + 1.35%)	6.67%	May 2009
Griffin Towers	Greenwich	200,000	Interest only (LIBOR + 1.90%)	7.22%	May 2008
Total Floating Rate Loans		426,000

Total Mortgage Loans		$2,277,488

The fixed mortgage loans have no extension options and are pre-payable at any time subject to a yield maintenance premium. The two floating rate loans secured by the Brea and City Parkway assets have three one-year extension options available. The floating rate loan secured by Griffin Towers has a one-year extension option.

New Bridge Mortgage Loan of $223.0 Million

The new bridge mortgage loan, originated by Credit Suisse (“CS”), is a five-year, interest only loan that can be prepaid in its entirety with no prepayment penalty if prepaid by June 22, 2007 (within 60 days of closing). The interest rate can be a fixed rate or a floating rate. The current interest rate of 6.57% is a floating rate based on the 30-day LIBOR rate of 5.32% plus a spread of 1.25%, and can be converted to a fixed-rate loan. Under the floating rate option, the interest rate spread will increase by 0.25% every three months up to a maximum spread of 2.50%. This loan matures on November 9, 2008 if the loan is a floating rate or LIBOR-based loan. If the loan is converted to a fixed rate loan, the maturity date is May 10, 2012. The following table lists the related loan information for the properties that are the collateral for the bridge mortgage loan:

Property	Lender	Loan Amount	Loan Type	Interest Rate	Initial Maturity
		(in thousands)

Inwood Park	CS	$39,630	Interest only	6.57%	November 2008
1201 Dove Street	CS	21,409	Interest only	6.57%	November 2008
Redstone Plaza	CS	49,684	Interest only	6.57%	November 2008
Bixby Ranch	CS	82,611	Interest only	6.57%	November 2008
Fairchild Corporate Center	CS	29,218	Interest only	6.57%	November 2008
Total Bridge Mortgage Loan		$222,552

The above five properties, along with development sites at Inwood Park and Bixby Ranch, are currently under a sales contract to be sold to Bixby Land Company.

New $530.0 Million Corporate Credit Facility

The new $530.0 million corporate credit facility was originated by CS, Lehman Brothers and Merrill Lynch & Co and is comprised of a $400.0 million term loan facility (fully drawn at closing) and $130.0 million revolver, swing-line and letter of credit facilities. The $400.0 million term loan bears interest at LIBOR plus 200 basis points, or the base rate, as defined in the agreement, plus 100 basis points, matures in five years and requires quarterly principal payments of $1.0 million with the remaining balance due at maturity. The $130.0 million revolver bears interest at the same rate as the term loan, matures in four years and contains certain restrictions and covenants and requires the Company to maintain various financial ratios including an initial maximum leverage ratio not to exceed 75% and an initial minimum fixed charge coverage ratio of 1.0 X.

After the EOP Portfolio purchase, and before any planned assets sales, our total indebtedness is approximately $6.0 billion with a weighted average interest rate of 5.83% and a weighted average remaining term of 7.8 years.

As described above, the EOP Transaction was purchased entirely with debt. At the time of closing, the monthly debt service requirements of the acquisition debt exceed the monthly projected cash estimated to be provided from the operations of the EOP portfolio until stabilization through lease up. To assist in funding this shortfall, cash reserves were established to cover future payments for interest, tenant improvements, and leasing commissions, which were funded with mortgage loan proceeds at closing. These reserves amount to approximately $152.0 million and are expected to cover the first eighteen months of our ownership. In addition, as of March 31, 2007, we had available cash of $57.9 million, and our new $130.0 million revolving, swing-line and letter of credit facility has not yet been drawn on. On April 4, 2007, we re-financed the Wells Fargo Tower generating net proceeds of approximately $290.0 million of which approximately $175.0 million was used to fund a portion of the purchase price of the EOP Portfolio. The remaining proceeds of $115.0 million are available for general corporate uses.

In connection with property acquisitions and refinancings of existing assets, we typically reserve a portion of the loan proceeds at closing to fund anticipated expenditures for leasing commissions and tenant improvements for both existing and prospective tenants, as well as non-recurring discretionary capital expenditures, such as a major lobby renovation, which we believe will result in enhanced revenues. We believe this strategy of funding significant upfront investments in leasing costs with loan proceeds better matches the predictable long-term income streams generated by our leases with our monthly debt service requirements. As of March 31, 2007 and December 31, 2006, total cash reserves included in restricted cash for leasing commissions and tenant improvements amounted to $40.6 million and $46.7 million, respectively. In connection with the April 2007 refinancing of Wells Fargo Tower, we funded an additional $10.4 million in leasing reserves from loan proceeds at closing. We may also choose to fund prospective re-leasing costs at the KPMG Tower, the US Bank Tower and Park Place through new leasing reserves established from future property level re-financings.

We anticipate that these reserves, as well as our existing sources of liquidity, including cash flows from operations and restricted cash accounts, and planned sales of strategically identified assets, will be sufficient to fund these capital expenditures.

We expect to finance our operations, dividends, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, borrowings under our new $130.0 million revolving credit facility, proceeds from refinancing and planned sales of strategically identified assets. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.

We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, development costs, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, existing cash on hand, refinancing of existing indebtedness, construction financing, proceeds from refinancing and sales of strategically identified assets. We have a shelf registration statement on file with the SEC dated September 3, 2004 in order to facilitate the issuance of equity securities.

As of March 9, 2007, including our share of the Joint Venture debt, our ratio of debt to total market capitalization is approximately 73%. Our objective is to achieve and maintain a debt to total market capitalization level of less than 60% and a fixed charge coverage ratio at or above 2.0. Our primary strategy to achieve these objectives will be to utilize a combination of various liquidity sources available to us including the following:

•	net proceeds from sales of non-strategic or non-income producing assets;

•	net proceeds from future joint ventures;

•	raising institutional equity capital;

•	re-leasing the EOP Portfolio at market rents; and

•	completing the construction and leasing of the projects under development.

On May 2, 2007, we sold Wateridge Plaza for $98.1 million and repaid the existing $62.9 million in secured debt. We are also currently under contract to sell five properties in the EOP Portfolio to Bixby Land Company for $345.0 million and the Pacific Center to GE Capital for $200.1 million. We intend to repay the $222.5 million bridge mortgage loan secured by the Bixby assets and the $121.2 million mortgage secured by Pacific Center. These transactions will generate approximately $236.0 million in excess proceeds (before closing costs) available to repay the Term Loan.

Capital Commitments

As of March 31, 2007, we had approximately $52.5 million in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures. In addition, we have approximately $107.0 million in capital commitments related to construction costs.

Contractual Obligations

During the three months ended March 31, 2007, we entered into an agreement to purchase the EOP Portfolio. This agreement, among other things, requires us to pay $100.0 million in liquated damages if the transaction did not close pursuant to the terms of the agreement. On April 24, 2007, the transaction closed as planned and our obligation to pay the $100.0 million liquated damages was discharged. As described above, the Company has originated additional debt of $3.03 billion of which $423.0 million, $226.0 million, 400.0 million and $1,851.0 million matures in 2008, 2009, 2012 and 2017, respectively. An additional $130.0 million revolving, swing-line and letter of credit facility, which has not yet been drawn upon, matures in 2011.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operation, liquidity or capital resources.

Comparison of Cash Flows for Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006

Net cash provided by operating activities decreased $7.4 million. The decrease was primarily due to lower rental income received during the three months ended March 31, 2007, which was a direct result of lower occupancy rates and lease expirations and a termination of large tenants in 2006 whose spaces have not been re-leased yet. In addition, timing differences due to the payment of previously accrued operating expenses contributed to the decrease in net operating cash flow.

Net cash used in investing activities increased $181.8 million. The increase is primarily due to the lack of acquisition and disposition activity during the three months ended March 31, 2007 compared to the activity that took place in the prior year. During the three months ended March 31, 2006, we sold an 80% interest in five office properties to the Joint Venture, which generated net proceeds of approximately $343.5 million. This was partially offset by our February 2006 acquisition of Pacific Center for $149.8 million. In addition, during the three months ended March 31, 2007, there was a $25.0 million increase in expenditures for improvements in real estate primarily due to the construction underway at several of our development properties. These increases in net cash used in investing activities are partially offset by a decrease in restricted cash of $36.9 million in the current year.

Net cash provided by financing activities increased $145.6 million. This increase was primarily due to a paydown of $50.0 million on our Term loan and a pay off of $83.0 million on our credit facility during three months ended March 31, 2006, with no comparable activity during the three months ended March 31, 2007. In addition, we received $37.2 million in proceeds from construction loans used to finance the development at Mission City Corporate Center, Washington Mutual Irvine Campus and Park Place. This was partially offset by $25.3 million in proceeds received from the sale leaseback of 808 South Olive Garage on March 28, 2006 as there was no comparable activity in the current year.

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

As of March 31, 2007, we had outstanding approximately $2,830.0 million in consolidated debt of which approximately $214.0 million, or 7.6%, was variable-rate debt.

At March 31, 2007, the fair value of our fixed-rate debt is estimated to be $2,568 million, compared to its carrying value of $2,616.8 million. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral.

If interest rates were to increase by approximately 10%, or 50 basis points, the increase in interest expense on our $214.0 million in consolidated variable-rate debt would decrease future annual earnings and cash flows by approximately $1.1 million. A 50 basis points increase in interest rates would decrease the fair value of our $2,616.8 million principal amount of consolidated fixed-rate debt by $66.4 million and the fair value of our forward-starting interest rate cap agreements would increase by $68.7 million. If interest rates were to decrease by approximately 10%, or 50 basis points, the decrease in interest expense on our $214.0 million in consolidated variable-rate debt would increase our future annual earnings and cash flows by approximately $1.1 million and would increase the fair value of our consolidated $2,616.8 million principal amount of fixed-rate debt by approximately $58.3 million and the fair value of our forward-starting interest rate cap agreements would decrease by $45.9 million.

On March 7, 2007, we entered into a forward-starting interest rate swap agreement with Citibank, N.A. to reduce our exposure to interest rate risk on anticipated fixed rate financing for the acquisition of the EOP Portfolio. The notional value of the swap is $1.48 billion with a swap rate of 5.045%, effective April 24, 2007 and terminates April 23, 2017. On April 24, 2007, this swap was assigned to each of the three lenders providing fixed rate mortgage financing secured by the assets acquired through the EOP transaction in exchange for lower stated interest rates in the underlying debt.

The table below lists our principal derivative instruments and their fair values as of March 31, 2007 (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Accreting interest rate cap	$180,000	5.50%	10/1/2006	10/1/2008	$97
Interest rate swap	1,480,000	5.05%	4/23/2007	4/23/2017	12,498
Interest rate cap	47,880	4.75%	3/14/2005	4/9/2007	7
Interest rate cap	15,000	4.75%	3/14/2005	4/9/2007	2
Total					$12,604

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. We may make changes in its internal control processes from time to time in the future.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS

(a) Certain risk factors are identified in our annual report on Form 10-K filed for the year ended December 31, 2006.

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

Dated:	May 10, 2007

MAGUIRE PROPERTIES, INC.

By:	/s/ Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

By:	/s/ Martin A. Griffiths
Martin A. Griffiths
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)