Form 10-Q
period 2007-06-30
MAGUIRE PROPERTIES INC
filed 2007-08-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common Stock, $.01 par value per share	47,211,200

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
Investments in real estate:
Land	$583,699	$379,341
Buildings and improvements	4,094,703	2,421,775
Land held for development and construction in progress	507,739	342,780
Tenant improvements	303,819	214,020
Furniture, fixtures and equipment	17,201	16,755
	5,507,161	3,374,671
Less: accumulated depreciation	(408,610)	(357,422)
	5,098,551	3,017,249
Assets associated with real estate held for sale	148,754	–
Net real estate	5,247,305	3,017,249

Cash and cash equivalents	207,871	101,123
Restricted cash	251,398	99,150
Rents and other receivables, net	30,624	19,766
Deferred rents	43,058	39,262
Due from affiliates	3,751	8,217
Deferred leasing costs and value of in-place leases, net	246,442	146,522
Deferred loan costs, net	43,239	23,808
Acquired above market leases, net	32,581	21,848
Other assets	8,845	10,406
Investment in unconsolidated joint venture	21,399	24,378
Total assets	$6,136,513	$3,511,729

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Mortgage and other secured loans	$5,232,969	$2,794,349
Accounts payable and other liabilities	175,351	153,046
Dividends and distributions payable	24,934	24,934
Capital leases payable	5,507	5,996
Acquired below market leases, net	188,225	72,821
Obligations associated with real estate held for sale	119,774	–
Total liabilities	5,746,760	3,051,146

Minority interests	18,981	28,671
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
47,211,200 and 46,985,241 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	472	470
Additional paid-in capital	687,882	680,980
Accumulated deficit and dividends	(331,730)	(257,124)
Accumulated other comprehensive income, net	14,048	7,486
Total stockholders' equity	370,772	431,912
Total liabilities, minority interests and stockholders' equity	$6,136,513	$3,511,729

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006

Revenues:
Rental	$90,901	$63,046
Tenant reimbursements	28,101	20,271
Hotel operations	7,061	6,888
Parking	11,958	10,176
Management, leasing and development
services to affiliates	3,403	1,462
Interest and other	3,382	2,501
Total revenues	144,806	104,344

Expenses:
Rental property operating and maintenance	30,611	20,263
Hotel operating and maintenance	4,391	4,262
Real estate taxes	12,952	8,234
Parking	3,702	3,071
General and administrative	11,151	8,568
Other expense	1,043	17
Depreciation and amortization	56,042	31,657
Interest	63,453	31,699
Loss from early extinguishment of debt	8,336	4,107
Total expenses	191,681	111,878
Loss from continuing operations before equity in net loss of
unconsolidated joint venture and minority interests	(46,875)	(7,534)
Equity in net loss of unconsolidated joint venture	(531)	(1,985)
Minority interests attributable to continuing operations	7,086	1,969
Loss from continuing operations	(40,320)	(7,550)

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate and minority interests	(9,988)	(2,559)
Gain on sale of real estate	33,890	–
Minority interests attributable to discontinued operations	(3,246)	353
Income (loss) from discontinued operations	20,656	(2,206)

Net loss	(19,664)	(9,756)

Preferred stock dividends	(4,766)	(4,766)

Net loss available to common shareholders	$(24,430)	$(14,522)

Basic and diluted loss per share available to common shareholders	$(0.52)	$(0.31)

Weighted average common shares outstanding:
Basic and Diluted	46,678,583	46,156,438

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Revenues:
Rental	$151,150	$127,599
Tenant reimbursements	49,160	41,931
Hotel operations	13,249	13,564
Parking	22,395	20,499
Management, leasing and development
services to affiliates	4,870	3,117
Interest and other	4,986	3,230
Total revenues	245,810	209,940

Expenses:
Rental property operating and maintenance	54,566	41,302
Hotel operating and maintenance	8,390	8,447
Real estate taxes	20,941	17,155
Parking	6,743	5,950
General and administrative	18,915	14,702
Other expense	1,178	285
Depreciation and amortization	86,192	64,986
Interest	94,786	63,661
Loss from early extinguishment of debt	8,336	4,749
Total expenses	300,047	221,237
Loss from continuing operations before equity in net loss of unconsolidated
joint venture, gain on sale of real estate and minority interests	(54,237)	(11,297)
Equity in net loss of unconsolidated joint venture	(1,238)	(2,810)
Gain on sale of real estate	–	108,469
Minority interests attributable to continuing operations	8,833	(12,476)
(Loss) income from continuing operations	(46,642)	81,886

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate and minority interests	(11,723)	(2,411)
Gain on sale of real estate	33,890	–
Minority interests attributable to discontinued operations	(3,010)	332
Income (loss) from discontinued operations	19,157	(2,079)

Net (loss) income	(27,485)	79,807

Preferred stock dividends	(9,532)	(9,532)

Net (loss) income available to common shareholders	$(37,017)	$70,275

Earnings per Share:
Basic (loss) income per share available to common shareholders	$(0.79)	$1.53
Diluted (loss) income per share available to common shareholders	$(0.79)	$1.53

Weighted average common shares outstanding:
Basic	46,628,601	45,941,032

Diluted	46,628,601	46,073,631

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Net (loss) income	$(27,485)	$79,807

Other comprehensive income:
Increase in fair value of interest rate instruments	7,842	15,833
Amortization of unrealized gains on sale or assignment of interest rate swap agreements	(244)	(1,975)
Minority interests	(1,035)	(1,976)
Comprehensive net (loss) income	$(20,922)	$91,689

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net (loss) income:	$(27,485)	$79,807
Adjustments to reconcile net income (loss) to net cash
provided by operating activities (including
discontinued operations):
Minority interests	(5,823)	12,142
Equity in net loss of unconsolidated joint venture	1,238	2,810
Operating distributions received from unconsolidated joint venture	1,309	2,503
Gain on sale of real estate	(33,890)	(108,469)
Depreciation and amortization	89,732	69,778
Revenue recognized related to below market
leases, net of acquired above market leases	(8,144)	(5,018)
Compensation expense for equity-based awards	3,968	3,141
Loss on early extinguishment of debt	17,227	4,749
Amortization of deferred loan costs	2,577	2,509
Amortization of deferred gain from sale of interest rate swaps	(244)	(1,976)
Changes in assets and liabilities:
Rents and other receivables	(10,858)	(2,185)
Deferred rents	(5,488)	(5,561)
Due from affiliates	4,466	1,624
Deferred leasing costs	(12,432)	(8,093)
Other assets	1,963	5,841
Accounts payable and other liabilities	15,941	(13,132)
Net cash provided by operating activities	34,057	40,470

Cash flows from investing activities:
Acquisitions of real estate	(2,897,675)	(149,807)
Expenditures for improvements to real estate	(109,162)	(65,091)
Proceeds from sale of real estate to unconsolidated joint venture, net	–	343,488
Proceeds from disposition of real estate	476,055	–
Increase in restricted cash	(152,248)	(126,552)
Net cash (used in) provided by investing activities	(2,683,030)	2,038

Cash flows from financing activities:
Proceeds from mortgage loans	3,030,750	246,200
Proceeds from term loan	400,000	–
Proceeds from construction loans	80,619	–
Principal payments on mortgage loans	(535,163)	(80,000)
Principal payments on term loan	(118,375)	(83,000)
Principal payments on other secured loans	(15,000)	–
Repayments on revolving credit facility	–	(83,000)
Payment of loan costs	(39,485)	(6,191)
Payment of refinancing deposits	–	(3,266)
Other financing activities	2,639	548
Proceeds received from sale leaseback of real estate	–	25,319
Principal payments on capital leases	(1,153)	(991)
Contributions to Maguire-Macquarie, LLC	–	(1,536)
Proceeds received from stock option exercise	3,934	–
Payment of dividends to preferred stockholders	(9,532)	(9,532)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(43,513)	(43,006)
Net cash provided by (used in) financing activities	2,755,721	(38,455)
Net increase in cash and cash equivalents	106,748	4,053
Cash and cash equivalents at beginning of period	101,123	45,034
Cash and cash equivalents at end of period	$207,871	$49,087

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$96,083	$71,370

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$50,144	$20,352
Accrual for dividends and distributions declared	24,934	24,925
Buyer assumption of mortgage loans secured by properties sold	274,000	661,250
Fair value of forward starting interest rate swaps assigned to mortgage lenders	14,745	4,188
Increase in fair value of interest rate swaps and caps	7,842	11,650
Operating partnership units converted to common stock	–	14,106

See accompanying notes to consolidated condensed financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc.  Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”) of which we are the sole general partner, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”), Maguire Properties TRS Holdings II, Inc., Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado.  These locales primarily consist of office properties, parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

Through our Operating Partnership, as of June 30, 2007, we own whole or partial interests in 40 office and retail projects, a 350-room hotel and offsite parking garages and on-site structured and surface parking (our “Total Portfolio”).  Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated joint venture formed in conjunction with Macquarie Office Trust (“MOF”) (see Note 9 – Investment in Unconsolidated Joint Venture), our share of the Total Portfolio is approximately 18.5 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

The following table shows the property statistics for each portfolio:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces

Wholly-Owned Properties	35	71	17,702,548	11,427,887	37,115	17,702,549	11,427,887	37,115
Unconsolidated Joint Venture	6	20	3,863,569	2,401,693	8,247	772,714	480,339	1,649
Total	41	91	21,566,117	13,829,580	45,362	18,475,263	11,908,226	38,764

Weighted Average Leased			90.30%			89.00%

We provide management, leasing and development services to the Joint Venture, for which we earn customary fees.  We also manage certain properties owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, for which we earn customary fees.  As of June 30, 2007, we held 86.4% of the partnership units of our Operating Partnership (“Units”).

As of June 30, 2007, the majority of our existing portfolio is located in twelve Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the University Towne Center (“UTC”), Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also own one property in Denver, Colorado (a Joint Venture property).

We are currently developing land parcels adjacent to certain of our properties that we believe can support approximately 2.7 million net rentable square feet of office developments and structured parking.  We also own undeveloped land adjacent to certain of our other properties that we believe can support approximately 11.5 million net rentable square feet of office, retail, structured parking and residential

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

uses.

2. Acquisitions and Dispositions

On April 24, 2007, we purchased 24 properties and 11 development sites from Blackstone Real Estate Advisors for $2.875 billion (the “Blackstone Transaction”).  The consolidated condensed statement of operations includes the results of operations for the Blackstone Transaction commencing April 24, 2007.  The properties are located in Los Angeles and Orange County, California and total approximately 7.7 million rentable square feet and developable land estimated to support approximately 2.2 million square feet of improvements. The purchase price (before reserves and closing costs) was funded through new mortgage financings of $2.28 billion, a bridge mortgage financing of $223.0 million, and a $530.0 million corporate facility comprised of a $400.0 million term loan which was fully drawn at closing (the “Term Loan”), and a $130.0 million revolving credit facility (the “Revolver”), not yet drawn upon.  We funded our $175.0 million cash requirement to close the Blackstone Transaction with excess proceeds from the Wells Fargo Tower refinancing (See Note 6 - Debt).

After we closed the Blackstone Transaction, we sold 8 of the 24 properties acquired and 3 of the 11 development sites which we determined to be non-core assets. Five office properties and two development sites were sold to Bixby Land Company for approximately $344.8 million including the following properties: Inwood Park and the Inwood Park development site, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch and the Bixby Ranch development site (the “Bixby Transaction”).  Three office properties and one development site were sold to Mullrock 4, LLC for approximately $310.0 million including the following properties:  Lincoln Town Center, Tower 17, 1100 Executive Tower and the Executive Tower development site (the “Mullrock Transaction”).

The $223.0 million, five-year, interest only bridge mortgage loan, was obtained in order to purchase the Bixby Transaction properties.  The loan contained no prepayment provisions if prepaid within 60 days of closing.  Upon completion of the Bixby Transaction on May 29, 2007, we completely paid off the Bridge Mortgage Loan and excess proceeds of $118.4 million were used to pay down the Term Loan to a balance of $281.6 million as of June 30, 2007.

In connection with the closing of the Mullrock Transaction in June 2007, we repaid $16.4 million and the buyer assumed $274.0 million in mortgages secured by the three properties, reducing the $2.28 billion in mortgages originated at the closing of the Blackstone Transaction to $1.97 billion (before discounts) as of June 30, 2007.   Excess proceeds of $51.1 million are included in unrestricted cash as of June 30, 2007 in the accompanying consolidated condensed balance sheet.  These proceeds were used to pay down the Term Loan by $51.1 million on July 3, 2007, to a balance of $230.5 million.

In April 2007, we agreed to sell our existing Wateridge Plaza and Pacific Center projects in San Diego, California to an entity controlled by GE Asset Management (the “GE Transaction”) for approximately $298.2 million.  The Wateridge Plaza sale closed on May 2, 2007 resulting in the repayment of the existing $62.9 million Wateridge Plaza mortgage and the receipt of approximately $35.0 million in excess proceeds, which is included in restricted cash in the accompanying consolidated condensed balance sheet as of June 30, 2007.  The Pacific Center sale closed on July 2, 2007 resulting in the assumption of the existing $117.5 million mortgage and the receipt of approximately $85.0 million in excess proceeds.  Subsequent to June 30, 2007, we used the excess proceeds from the GE Transaction to pay down the Term Loan by $120.0 million ($35.0 million of which is included in restricted cash as of June 30, 2007 in the accompanying consolidated condensed balance sheet) on July 20, 2007 to a balance of $110.5 million.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

In connection with repayment or assumption of mortgage debt upon the closing of the Bixby Transaction, the Mullrock Transaction, and the sale of Wateridge Plaza, we recorded an $8.9 million loss from extinguishment of debt during the three months ended June 30, 2007, which is included in discontinued operations in the accompanying consolidated condensed statements of operations.

In connection with the refinancing and defeasance of the existing Wells Fargo Tower mortgage (See Note 6 - Debt), the replacement of our existing $100.0 million revolving credit facility (See Note 6 - Debt) and the $118.4 million pay down of the Term Loan with the excess proceeds from the Bixby Transaction, all of which occurred due to the Blackstone Transaction, we recorded an $8.3 million loss from extinguishment of debt during the three months ended June 30, 2007 in the accompanying consolidated condensed statements of operations.

3. Basis of Presentation and Summary of Significant Accounting Policies

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

Development Activities

Project costs clearly associated with the acquisition, development and construction of a real estate project are capitalized as construction in progress.  In addition, interest, loan fees, real estate taxes, general and administrative expenses and other costs that are directly associated with and incremental to our development activities are capitalized during the period in which activities necessary to prepare the property for its intended use are in progress, including the predevelopment and lease-up phases.  Once the construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred from land held for development and construction in progress to land and buildings and improvements on the consolidated condensed balance sheets as the historical cost of the property.

As of June 30, 2007, construction in progress and predevelopment costs were $283.5 million and land held for development was $224.2 million.  As of December 31, 2006, construction in progress and predevelopment costs were $173.1 million and land held for development was $169.7 million.  Interest capitalized for the six months ended June 30, 2007 and June 30, 2006 were $11.3 million and $6.5

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

million, respectively.  Interest capitalized during the three months ended June 30, 2007 and June 30, 2006 were $6.3 million and $3.6 million, respectively.

As of June 30, 2007, we had the following four projects under development:

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

Real estate held for Sale and Discontinued Operations

Certain long-lived assets are classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less selling costs.  Additionally, depreciation of these assets ceases at the time they are classified as discontinued operations. Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. One property, Pacific Center, is included in real estate held for sale in the consolidated condensed balance sheet as of June 30, 2007.

The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s consolidated statements of income.  Discontinued operations includes all of the properties included in the Bixby Transaction, the Mullrock Transaction and the GE Transaction.  Total revenues for these properties were $15.3 million, $9.7 million for the six and three months ended June 30, 2007 and $8.8 million and $5.1 million for the six and three months ended June 30, 2006, respectively.  (See Note 10 – Discontinued Operations)

Investment in Unconsolidated Joint Venture

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Stock Compensation

We account for stock-based compensation expense for stock options, restricted stock and performance awards (together, “Equity Classified Awards”) in accordance with FASB Statement of Financial Accounting Standards 123 (Revised) “Share-Based Payment” (“SFAS 123(R)”).  Stock-based compensation expense for the six and three months ended June 30, 2007 and June 30, 2006 were $4.0 million, $2.2 million, $3.1 million and $2.1 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007, which did not have a material impact on the Company’s consolidated condensed financial statements.

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
(Unaudited)

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

We must make subjective estimates related to when our revenue is earned and the collectibility of our accounts receivable affecting minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable.  These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.  During the quarter ended June 30, 2007, we recorded a provision for doubtful accounts of $1.2 million to bring the total allowance for doubtful accounts at June 30, 2007 to a balance of $1.3 million.  There were no write offs during this quarter.

Related Party Transactions

We earned management fees, development fees and leasing commissions from entities controlled by Mr. Maguire in the amount of $1.0 million, $0.5 million, $1.2 million and $0.6 million for the six months and three months ended June 30, 2007 and 2006, respectively.  These fees are included in Management, Leasing and Development Services to Affiliates in our consolidated condensed statements of operations.  The related receivables due from entities controlled by Mr. Maguire as of June 30, 2007 and December 31, 2006 were $0.9 million and $0.7 million, respectively.  These receivables are included in Due from Affiliates in the consolidated condensed balance sheets and were current as of June 30, 2007.

We earned management fees, investment advisory fees, and leasing commissions from the Joint Venture in the amount of $3.9 million, $2.9 million, $1.9 million and $0.9 million for the six months and three month periods ended June 30, 2007 and 2006, respectively.  These fees are included in Management, Leasing and Development Services to Affiliates in our consolidated condensed statements of operations.  The related receivables due from the Joint Venture of $2.8 million as of June 30, 2007 represent fees earned from the Joint Venture during the quarter, including leasing commissions, and to a lesser extent reimbursements for routine management expenses under our property management agreements with the Joint Venture.  The related receivables due from the Joint Venture of $7.6 million as of December 31, 2006 primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligations as they came due in accordance with the contribution agreements and to a lesser extent reimbursements for routine management expenses under our property management agreements with the Joint Venture.

We have a full-service, ten-year lease in place for the corporate offices at 1733 Ocean Avenue, a property beneficially owned by Mr. Maguire, which commenced in July 2006.  Rental expense related to our direct lease with 1733 Ocean Avenue totaled approximately $0.5 million and $0.2 million for the six months and three months ended June 30, 2007, respectively.

Mr. Maguire has a personal line of credit with Wachovia Bank, N.A.  The line is secured by a pledge by Mr. Maguire of 1,567,810 shares of our common stock and 2,040,039 operating partnership units, and is subject to customary margin call provisions.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. (Loss) Earnings per Share

(Loss) earnings per share is calculated based on the weighted average number of shares of our common stock outstanding during the period.  The following is a summary of the elements used in calculating basic and diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net (loss) income	$(19,664)	$(9,756)	$(27,485)	$79,807
Preferred dividends	(4,766)	(4,766)	(9,532)	(9,532)
Net (loss) income available to common shareholders	$(24,430)	$(14,522)	$(37,017)	$70,275

Weighted average common shares outstanding – basic	46,678,583	46,156,438	46,628,601	45,941,032

Potentially dilutive securities: (1) (2) (3)
Stock options	–	–	–	112,812
Restricted stock	–	–	–	19,787
Weighted average common shares outstanding – diluted	46,678,583	46,156,438	46,628,601	46,073,631

(Loss) earnings per share - basic:
Income (loss) per share from continuing operations	$(0.96)	$(0.26)	$(1.20)	$1.58
Income (loss) per share from discontinued operations	0.44	(0.05)	0.41	(0.05)
Net (loss) income per share available to common shareholders	$(0.52)	$(0.31)	$(0.79)	$1.53

(Loss) earnings per share - diluted:
Income (loss) per share from continuing operations	$(0.96)	$(0.26)	$(1.20)	$1.58
Income (loss) per share from discontinued operations	0.44	(0.05)	0.41	(0.05)
Net (loss) income per share available to common shareholders	$(0.52)	$(0.31)	$(0.79)	$1.53
___________
(1)
For the six months ended June 30, 2007, the effect of 156,000 contingently issuable shares related to the Executive Equity Plan, the effect of the assumed exercise of 125,000 potentially dilutive outstanding stock options and the effect of 318,000 potentially dilutive unvested shares of restrictive stock, in each case, that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

(2)
For the three months ended June 30, 2007, the effect of 160,000 contingently issuable shares related to the Executive Equity Plan, the effect of the assumed exercise of 307,100 potentially dilutive outstanding stock options and the effect of 398,000 potentially dilutive unvested shares of restrictive stock, in each case, that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

(3)
For the three months ended June 30, 2006, the effect of the assumed exercise of 307,100 potentially dilutive outstanding stock options and the effect of 413,205 potentially dilutive unvested shares of restrictive stock that have been granted or had been committed to be granted were not included in the earnings per share calculation as their effect is antidilutive.

5. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by us, which, at June 30, 2007 and December 31, 2006 amounted to 13.6% of the total of the Operating Partnership Units.  In conjunction with the formation of our company, Mr. Maguire, entities controlled by him and certain other persons and entities contributing ownership interests in the certain businesses of the Maguire Properties predecessor (the “Predecessor”) to our Operating Partnership received Units.  Limited partners who acquired Units in the formation transactions have the right to require our Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption.  Alternatively, we may elect to acquire those

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, and issuance of stock rights, specified extraordinary distributions and similar events.   During the six months ended June 30, 2007, no Operating Partnership Units were redeemed.

6. Debt

A summary of our outstanding consolidated indebtedness as of June 30, 2007 and December 31, 2006 is as follows:

			Principal Outstanding as of
	Maturity Date	Interest Rate (1)	June 30, 2007	December 31, 2006
Floating Rate Debt:
Corporate Facilities:
Revolving credit Facility	4/24/2011	LIBOR + 2.00%	$–	$–
Term Loan Credit Facility (2)	4/24/2012	LIBOR + 2.00%	281,625	–
Total Corporate Facilities			281,625	–

Construction Loans:
Park Place Construction Loan (3) (4)	9/28/2008	LIBOR + 2.25%	167,076	113,473
Lantana Construction Loan (5)	3/31/2009	LIBOR + 2.25%	1,279	–
WAMU Construction Loan (5)	12/30/2008	LIBOR + 1.80%	14,587	501
Mission City Construction Loan (5)	2/22/2009	LIBOR + 1.80%	11,651	–
Total Construction Loans			194,593	113,974

Variable Rate Mortgage Loans:
Wateridge Plaza Mortgage (6)	4/9/2007	LIBOR + 1.75%	–	47,880
Brea Corporate Place (7)	5/1/2009	LIBOR + 1.95%	70,468	–
Brea Financial Commons (7)	5/1/2009	LIBOR + 1.95%	38,532	–
Griffin Towers (8)	5/1/2008	LIBOR + 1.90%	200,000	–
500-600 Parkway (9)	5/9/2009	LIBOR + 1.35%	97,750	–
Total Variable Rate Mortgage Loans			406,750	47,880
Total Floating Rate Debt			882,968	161,854

Fixed Rate Mortgage Loans:
Gas Company Tower and
World Trade Center Garage Mortgage	8/11/2016	5.10%	458,000	458,000
US Bank Tower Mortgage	7/1/2013	4.66%	260,000	260,000
Wells Fargo Tower (CA) Mortgage	4/6/2017	5.68%	550,000
Wells Fargo Tower (CA) Mortgage	7/1/2010	4.68%		248,331
KPMG Tower Mortgage	11/1/2011	5.14%	210,000	210,000
Park Place I Mortgage	11/1/2014	5.64%	170,000	170,000
Lantana Mortgage	1/6/2010	4.94%	98,000	98,000
Glendale Center Mortgage	7/11/2016	5.82%	125,000	125,000
Pacific Arts Plaza Mortgage	4/1/2012	5.15%	270,000	270,000
777 Tower Mortgage (10)	11/1/2013	5.84%	268,848	268,523
Pacific Center Mortgage (10) (11)	5/6/2016	5.76%	117,501	117,291
Regents Square I & II Mortgage	4/1/2012	5.13%	103,600	103,600
Park Place II Mortgage	3/12/2012	5.39%	100,000	100,000
801 North Brand Mortgage	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center Mortgage	4/1/2012	5.09%	52,000	52,000
701 North Brand Mortgage	10/1/2016	5.87%	33,750	33,750
700 North Central Mortgage	4/6/2015	5.73%	27,460	27,460
550 South Hope Street (10)	5/1/2017	5.78%	198,164	–
Two California Plaza (10)	5/1/2017	5.50%	465,535	–
18301 Von Karman (10)	5/1/2017	5.73%	94,084	–
2600 Michelson (10)	5/1/2017	5.69%	108,939	–
Stadium Towers Plaza (10)	5/1/2017	5.78%	99,071	–
City Plaza (10)	5/1/2017	5.80%	109,929	–
City Tower (10)	5/1/2017	5.85%	139,803	–
18581 Teller (10)	5/1/2017	5.65%	19,810	–
The City - 3800 Chapman	5/1/2017	5.93%	44,370	–
1920 Main Plaza (10)	5/1/2017	5.51%	80,095	–
2010 Main Plaza (10)	5/1/2017	5.51%	79,033	–
500 Orange Tower (10)	5/1/2017	5.68%	108,970	–
Total Fixed Rate Mortgage Loans			4,467,502	2,617,495

Other Secured Loans:				–
Wateridge Plaza Mezzanine (6)	4/11/2007	LIBOR + 1.75%	–	15,000
Total Other secured loans			–	15,000
Total Consolidated Debt			5,350,470	2,794,349

Less - Discontinued Operations:
Pacific Center Mortgage (10) (11)	5/6/2016	5.76%	(117,501)	–
Total Consolidated Debt - Discontinued Operations			(117,501)	-

Total Consolidated Debt - Continuing Operations			$5,232,969	$2,794,349

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

___________
(1)	The June 30, 2007 one-month LIBOR rate of 5.32% was used to calculate the variable interest rates.
(2)
At the closing of the Blackstone Transaction, $400.0 million was funded on the Term Loan.  Excess proceeds from the Bixby Transaction were used to pay down the Term Loan to a balance of $281.6 million as of June 30, 2007.  Subsequent to quarter end, excess proceeds from the Mullrock Transaction and GE Transaction (after the assumption of the existing $117.5 million Pacific Center mortgage) were used to pay down the term loan to a balance of approximately $110.5 million.

(3)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(4)	Three one-year extensions are available at our option subject to certain conditions.
(5)	One one-year extension available at our option subject to certain conditions.
(6)	This property was sold on May 2, 2007.
(7)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period.  Three one-year extensions are available at our option subject to certain conditions.

(8)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period.  One one-year extension is available at our option subject to certain conditions.

(9)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension period.  Three one-year extensions are available at our option subject to certain conditions.

(10)
These loans are reflected net of the related debt discount.  At June 30, 2007, the total discount for all loans referenced is approximately $21.1 million, of which $3.7 million is attributable to the Pacific Center that was sold on July 2, 2007.

(11)	On April 5, 2007, we entered into an agreement to sell this property. The sale closed on July 2, 2007 on which date the buyer assumed the loan.

As of June 30, 2007 and December 31, 2006, one-month LIBOR was 5.32%.  The weighted average interest rate of our debt was 5.77% and 5.36% as of June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007, of our total secured debt (excluding discontinued operations) of $4,951.3 million, $194.6 million may be prepaid with no penalty, $4,376.7 million may be defeased after various lockout periods (as defined in the underlying loan agreements) and $380.0 million contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements).

Certain mortgages and other secured loans are guaranteed by the Operating Partnership and/or one of its wholly owned subsidiaries.

On April 4, 2007, we completed a new $550.0 million, 10-year fixed rate, interest-only financing at a rate of 5.68% on the Wells Fargo Tower.  The net proceeds of the refinancing after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves were approximately $290.0 million, of which $175.0 million was used to fund a portion of the purchase price of the Blackstone Transaction (See Note 2 – Acquisitions and Dispositions).

In connection with the closing of the Blackstone Transaction (See Note 2 – Acquisitions and Dispositions), on April 24, 2007, we obtained a new $530.0 million corporate credit facility, originated by CS, Lehman Brothers and Merrill Lynch & Co which is comprised of a $400.0 million term loan facility, which was fully drawn at the closing of the Blackstone Transaction, and a $130.0 million revolving credit facility (the “Revolver”), which has not yet been drawn upon. The Term Loan bears interest at LIBOR plus 200 basis points, or the base rate, as defined in the agreement, plus 100 basis points, matures in five years on April 24, 2012 and requires quarterly principal payments of $1.0 million with the remaining balance due at maturity.  The Revolver bears interest at the same rate as the Term Loan, but matures in four years on April 24, 2011.

Subsequent to closing the Blackstone Transaction, excess sales proceeds from the Bixby Transaction (See Note 2 – Acquisitions and Dispositions) were used to pay down the balance of the Term Loan to $281.6 million, as of June 30, 2007.  This pay down satisfies our remaining quarterly principal payment

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

obligations through maturity of the Term Loan. Subsequent to quarter end, excess proceeds of $51.0 million from the Mullrock Transaction and $120.0 million the GE Transaction (See Note 2 – Acquisitions and Dispositions) were used to further pay down the balance of the Term Loan to approximately $110.5 million.

Our revolving credit facility with a capacity of $130.0 million at June 30, 2007, is guaranteed by Maguire Properties Holdings I, LLC and by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property owning subsidiaries of our Operating Partnership.  As of June 30, 2007, there were no outstanding borrowings on our revolving credit facility.

The terms of our secured revolving credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets.  The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we may not make distributions with respect to common stock or other equity interests in an aggregate amount in excess of the greater of (1) 95% of funds from operations, as defined, and (2) $1.60 per share common share, during any four consecutive fiscal quarters, subject to certain other adjustments.

Our separate assets and liabilities of the property specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

We currently have four office projects under development, all of which are being funded by construction loans: the Lantana Media Campus, 3161 – Michelson at Park Place, 17885 Von Karman Avenue, and the Mission City Corporate Center.  The total amount of construction loans for these four projects is $394.5 million in which $194.6 million has been drawn, leaving approximately $200.0 million available for construction funding, as of June 30, 2007.

As described above, we replaced our existing $100.0 million revolving credit facility (the “Old Revolver”) with the Revolver in connection with the Blackstone Transaction.  Our Park Place Construction loan, which is secured by our 3161 – Michelson development project, includes negative financial covenants that were contained in the Old Revolver. As of June 30, 2007, we are not in compliance with certain of these financial covenants under the Park Place Construction Loan.  We have obtained waivers from the Park Place Construction lenders and are in negotiations to amend these negative financial covenants to reflect those in the Revolver, which we were in compliance with at June 30, 2007.

7. Incentive Award Plan

Restricted Stock Grants

In January 2007, we granted 7,112 shares of restricted stock at $40.00 (the price of one share of our common stock on the New York Stock Exchange as of December 30, 2006) to employees (excluding certain members of senior management) representing an annual grant under our Incentive Award Plan, that vest in three equal annual installments on December 31, 2007, 2008 and 2009.

In January 2007, we granted 7,112 shares of restricted stock at $40.00 to employees (excluding certain members of senior management) representing annual grants under our Incentive Award Plan,

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

which vests if our common stock closes at a price equal to or above 116% of the grant date stock price for 20 consecutive days (or $46.40). As of June 30, 2007, none of these shares of restricted stock have vested.

On June 5, 2007, the Compensation Committee of the Board of Directors granted each of the five independent non-employee members of the Board of Directors 1,000 shares of restricted stock at $36.30 (the price of one share of our common stock on the New York Stock Exchange as of June 5, 2007) in connection with their reelection to the board, which vest in three equal annual installments from the date of grant.

A summary of our restrictedstock as of June 30, 2007 is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock at January 1, 2007	407,177	33.56
Granted	19,224	39.12
Vested	(85,149)	31.71
Forfeited	(365)	36.29
Unvested restricted stock at June 30, 2007	340,887	34.33

Stock Options

On February 27, 2007, we entered into a Separation Agreement with Dallas E. Lucas, pursuant to which Mr. Lucas resigned from his position as Executive Vice President and Chief Financial Officer, as of March 2, 2007.  Upon his resignation and pursuant to his Separation Agreement, Mr. Lucas forfeited his rights, title and interest in the Executive Equity Plan.  Mr. Lucas did not forfeit his options as they vested in their entirety on June 26, 2006, and in May 2007, Mr. Lucas exercised all of his remaining 207,100 options at $19.00.  We received the cash for the exercised options of $3.9 million in May 2007.

On June 5, 2007, the Compensation Committee of the Board of Directors granted each of the five independent non-employee members of the Board of Directors 5,000 stock options of Maguire Properties, Inc. stock at an exercise price of $36.30 in connection with their reelection to the board, which vest in three equal annual installments from the date of grant.

A summary of our stock options as of June 30, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at January 1, 2007	307,100	$21.41
Granted	25,000	36.30
Exercised	(207,100)	19.00
Forfeited	–	–
Options outstanding as of June 30, 2007	125,000	$28.39

Options exercisable as of June 30, 2007	69,167	$23.91

The weighted-average remaining contractual term for the 69,167 option exercisable as of June 30, 2007 was 7.0 years with a total intrinsic value of approximately $721,000.  The weighted-average remaining contractual term for the 125,000 outstanding options was 8.0 years with a total intrinsic value

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

of approximately $743,000.  The total compensation cost of the unvested options not yet recognized is approximately $404,000, which will be recognized through June 2010.

8. Derivative Instruments

On March 7, 2007, we entered into a forward-starting interest rate swap agreement with Citibank, N.A. to reduce our exposure to interest rate risk on anticipated fixed-rate financing for the Blackstone Transaction with a notional value of $1.48 billion at a swap rate of 5.045%, effective April 23, 2007 and terminating April 23, 2017.  On April 24, 2007, this swap was assigned to each of the three lenders providing fixed-rate mortgage financing secured by assets acquired in the Blackstone Transaction in exchange for lower stated interest rates on the underlying debt.

On June 13, 2007, we entered into a forward-starting interest rate swap agreement to hedge an anticipated five-year, interest-only variable rate mortgage loan in connection with the refinancing of KPMG Tower (see Note 12 – Subsequent Events).  The notional amount of the swap is $425.0 million, effective in September 2007, terminating in August 2012 with a pay fixed rate of 5.564%.

On June 18, 2007, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest only mortgage loan starting in June 2009 in connection with the permanent refinancing of our construction loan on the 198,000 square foot Lantana South and Lantana East development projects in Santa Monica, CA.   The notional amount of the swap is $88.0 million, effective in June 2009, terminating in June 2019 with a pay fixed rate of 5.883%.

Included in accumulated other comprehensive income as of June 30, 2007 was the fair value of the forward-starting interest rate swaps outstanding, which were approximately a negative $4.9 million and $21.2 million of deferred gain on the swaps assigned to lenders in connection with property level financing, net of minority interests of $2.2 million.  The $21.1 million in deferred gain on assignment of swaps, along with corresponding offsetting debt discounts of $21.1 million which are recorded as reductions to the respective mortgage loans, will be amortized over the original lives of the swaps as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2007 and December 31, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	991,836
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
Stadium Gateway	Anaheim, CA	272,826
San Diego Tech Center	San Diego, CA	646,630
Wells Fargo Center	Denver, CO	1,211,147
Total		3,863,569

The following table summarizes the Joint Venture condensed balance sheet as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Assets
Investments in real estate	$1,080,017	$1,086,294
Less: accumulated depreciation and amortization	(58,724)	(42,301)
	1,021,293	1,043,993
Cash and cash equivalents including restricted cash	15,028	15,372
Rents, deferred rents and other receivables	18,099	11,414
Deferred charges, net	62,054	64,795
Other assets	13,132	16,381
Total assets	$1,129,606	$1,151,955

Liabilities and members' equity
Loans payable	$810,178	$810,181
Accounts payable, accrued interest payable and other liabilities	21,605	30,399
Acquired lease obligations, net	14,517	16,674
Total liabilities	846,300	857,254

Member equity	283,306	294,701
Total members' equity	283,306	294,701
Total liabilities and members' equity	$1,129,606	$1,151,955

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the Joint Venture condensed statement of operations for the three months ended June 30, 2007 and June 30, 2006 (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue:
Rental	$20,144	$19,178	$39,725	$37,320
Tenant reimbursements	7,777	6,967	15,351	13,370
Parking	2,222	1,869	4,399	3,660
Interest and other	290	1,813	365	1,875
Total revenue	30,433	29,827	59,840	56,225

Expenses:
Rental property operating and maintenance	6,113	6,065	12,373	$11,006
Real estate taxes	3,629	3,699	6,962	$6,322
Parking expenses	441	391	842	$757
Depreciation and amortization	12,140	17,487	24,397	$29,250
Interest	10,928	10,907	21,742	$21,216
Other	1,038	1,204	2,136	1,726
Total expenses	34,289	39,753	68,452	70,277

Net loss	$(3,856)	$(9,926)	$(8,612)	$(14,052)

Company share	(771)	(1,985)	(1,722)	(2,810)
Intercompany eliminations	240	–	484	–
Equity in net loss of unconsolidated joint venture	$(531)	$(1,985)	$(1,238)	$(2,810)

10. Discontinued Operations

At June 30, 2007, we classified Pacific Center as “assets associated with real estate held for sale” in our consolidated condensed balance sheet, as a result of executing an agreement to sell the property in April.  As of June 30, 2007, we had sold nine office properties and three development sites as described below.  Wateridge Plaza and Pacific Center were sold to GE Asset Management on May 2, 2007 and July 2, 2007, respectively.  A gain of approximately $33.9 million is included in income from discontinued operations as a result of the sale of Wateridge Plaza.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for Wateridge Plaza and Pacific Center are reflected in the consolidated condensed statement of operations as discontinued operations for all periods presented.

The results of the remaining eight office properties and three development sites are also included in the consolidated condensed statement of operations as discontinued operations from April 24, 2007, the date these properties were acquired as part of the Blackstone Transaction.   Five office properties and two development sites were sold to Bixby Land Company on May 25, 2007:  Inwood Park and the Inwood Park development site, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch and the Bixby Ranch development site.  Three office properties and one development site were sold to Mullrock 4: Lincoln Town Center on June 28, 2007, and Tower 17, 1100 Executive Tower and the Executive Tower development site on June 29, 2007.  No gain or loss on the sale of these properties is included in income from discontinued operations since the purchase price allocated to the properties acquired in the Blackstone Transaction was equal to the sales value recorded upon sale.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

The major classes of assets and liabilities of real estate held for sale as of June 30, 2007 are as follows (in thousands):

Assets:
Investments in real estate and related intangible assets	$143,623
Deferred leasing costs and value of in-place leases, net	5,131
Assets associated with real estate held for sale	$148,754

Liabilities
Mortgages and other secured loans	$117,501
Accounts payable and other liabilities	2,273
Obligations associated with real estate held for sale	$119,774

The following table summarizes the income and expense components that comprise income from discontinued operations for the three and six months ended June 30, 2007 and June 30, 2006 (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue:
Rental	$8,674	$4,540	$13,551	$7,768
Tenant reimbursements	884	538	1,540	947
Parking	129	–	129	–
Other	59	44	116	92
Total revenues	9,746	5,122	15,336	8,807

Expenses:
Rental property operating and maintenance	1,812	977	2,987	1,668
Real estate taxes	1,397	585	2,003	1,028
Parking	9	–	9	1
Depreciation and amortization	1,001	3,512	3,540	4,792
Interest	6,624	2,607	9,629	3,729
Loss on extinguishment of debt	8,891	–	8,891	–
Total expenses	19,734	7,681	27,059	11,218

Loss from discontinued operations
before gain on sales of real estate
and minority interest	(9,988)	(2,559)	(11,723)	(2,411)
Gain on sales of real estate	33,890	–	33,890	–
Minority interests attributable to
discontinued operations	(3,246)	353	(3,010)	332
Income (loss) from discontinued operations	$20,656	$(2,206)	$19,157	$(2,079)

Interest expense allocated to discontinued operations relates to interest on mortgage loans secured by the properties held for sale.  No interest expense associated with our Term Loan or revolving line of credit was allocated to discontinued operations.

11. Income Taxes

We are taxed as a REIT under Internal Revenue Code sections 856(c).  As a REIT, we are generally not subject to federal income taxes.  To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders every year, and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

income at regular corporate income tax rates.  We may also be subject to certain state or local income taxes, or franchise taxes.

We have elected to treat certain of our existing or newly created subsidiaries as taxable REIT subsidiaries, or TRS.  A TRS may perform non-customary services for our tenants, hold assets that we can not hold directly, and generally engage in any real estate or non-real estate related business.  A TRS is subject to federal income taxes, and our TRS’s generate taxable income resulting in a federal tax liability.  During the quarter ended June 30, 2007, we recorded a tax provision of approximately $400,000, which is included in other expenses in our consolidated condensed statements of operations.  No tax provisions have been recorded in any of the previous periods presented.

12. Commitments and Contingencies – Ground Leases

Two of the properties acquired in the Blackstone Transaction are subject to ground lease obligations:  Two California Plaza and Brea Corporate Place.  The ground lease for Two California Plaza expires in 2082, and the ground lease for Brea Corporate Place has an indefinite term.  We also have an existing air space lease at Plaza Las Fuentes that expires in 2017, with options to renew for three additional ten-year periods and an option to purchase the land and air space. The leases require us to pay minimum fixed rental amounts, are subject to schedule rent adjustments, and include formulas for variable contingent rents.  The ground lease for One California Plaza is subject to rent adjustments every ten years starting September 2013, through expiration.  The leases for Brea Corporate Place are subject to rent adjustments on varying anniversary and reappraisal dates.  The minimum commitment under these three leases as of June 30, 2007 was as follows (in thousands):

Year	Amount
(in thousands)

2007	$1,422
2008	2,844
2009	2,844
2010	2,844
2011	2,844
Thereafter	304,663
Total	$317,461

13. Subsequent Events

On July 2, 2007, we completed the sale of Pacific Center, a 438,960 square foot office property located in Mission Valley, California for approximately $200.0 million to GE Asset Management.  The buyer assumed the existing $117.5 million mortgage with excess proceeds used to pay down the Term Loan (see below).

Subsequent to June, 30, 2007, excess proceeds of $51.1 million from the Mullrock Transaction (all of which is included in unrestricted cash as of June 30, 2007 in the accompanying consolidated condensed balance sheet) and $120.0 million from the GE Transaction ($35.0 million of which is included in restricted cash as of June 30, 2007 in the accompanying consolidated condensed balance sheet) were used to pay down the Term Loan to a balance of $110.5 million as of July 20, 2007.

In July 2007, we entered into an agreement with Ameriquest whereby they agreed to terminate leases for approximately 72,000 square feet at City Tower that was scheduled to expire in February, 2010, 105,000 square feet at City Plaza that was scheduled to expire in May, 2008 and 306,000 square feet at City Parkway of which 199,000 was scheduled to expire in May 2008 and 107,000 was scheduled to expire in May 2011.  We agreed to assume certain spaces that they have subleased at 2600 Michelson and 18581 Teller.

On July 11, 2007 we entered into an agreement with EuroHypo to refinance the existing $210.0 million mortgage on KPMG Tower in Downtown Los Angeles with a new $450.0 million five-year variable rate mortgage.

Subsequent to June 30, 2007, we entered into an agreement to sell Regents Square I & II, located in La Jolla, California.

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

Overview

We are a full service real estate company, and we operate as a REIT for federal income tax purposes.  We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”) and are the second largest owner in Orange County.  We are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

Through Maguire Properties, L.P. (the “Operating Partnership”), we own whole or partial interests in 40 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking (“Total Portfolio”).  Our Total Portfolio includes 16 properties we acquired during the second quarter of 2007 (see “Note 2 - Acquisitions and Dispositions” in the notes to consolidated condensed financial statements for further details).  Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated Joint Venture we own in conjunction with Macquarie Office Trust (“MOF”), our share of the Total Portfolio is approximately 18.5 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our economic interest in the office and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.  The following table shows the property statistics for each portfolio as of June 30, 2007:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces

Wholly-Owned Properties	35	71	17,702,548	11,427,887	37,115	17,702,549	11,427,887	37,115
Unconsolidated Joint Venture	6	20	3,863,569	2,401,693	8,247	772,714	480,339	1,649
Total	41	91	21,566,117	13,829,580	45,362	18,475,263	11,908,226	38,764

Weighted Average Leased			90.30%			89.00%

Our Total Portfolio is located in twelve submarkets in Los Angeles County, Orange County and San Diego County and Denver, Colorado.  Our office properties are typically leased to high credit tenants for terms ranging from five to ten years.  As of June 30, 2007, investment grade rated tenants generated 35.2% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 25.6% of the annualized rent of our Effective Portfolio.  The weighted-average remaining lease term of our Effective Portfolio tenants was approximately 4.8 years as of June 30, 2007.

As of June 30, 2007, our Effective Portfolio was 89.0% leased to 1,080 tenants.  Approximately 5.2% of our leased square footage expires during the remainder of 2007 and approximately 10.8% of our leased square footage expires during 2008.  Our leasing strategy for the remainder of 2007 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.  Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates.

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

As of June 30, 2007 the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	991,836
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
Stadium Gateway	Anaheim, CA	272,826
San Diego Tech Center	San Diego, CA	646,630
Wells Fargo Center	Denver, CO	1,211,147
Total		3,863,569

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

The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas.  We are optimistic that market conditions will continue to improve during the balance of 2007, as evidenced by reduced vacancy rates over the past several years.  However, this is contingent upon continued strong job growth in our markets.

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

We are currently developing land parcels adjacent to certain of our properties that can support approximately 2.7 million net rentable square feet of office developments and structured parking.  We also own undeveloped land adjacent to certain of our other properties primarily located in strong submarkets including Downtown Los Angeles, the Tri-Cities, Orange County and San Diego County that we believe can support approximately 11.5 million net rentable square feet of office, retail, structured parking and residential uses.

As of June 30, 2007, we had the following four projects under development:

•	The Lantana Media Campus in Santa Monica, a 198,000 square foot office campus with 223,000 square feet of structured parking;

•
Park Place at 3161 Michelson Avenue, a 530,000 square foot office building in Irvine with 1,338,000 square feet of structured parking 56% pre-leased (19% pre-leased excluding New Century Financial — see below) as of June 30, 2007;

•	17885 Von Karman Avenue at the Washington Mutual Irvine Campus, a 150,000 square foot office building; and

•	The Mission City Corporate Center in San Diego, a 92,000 square foot office building with 128,000 square feet of structured parking.

Land held for development related to these four projects was $40.0 million as of June 30, 2007.  The total estimated construction budget (excluding land) for these four projects is approximately $396.1 million, of which $234.8 million has been incurred as of June 30, 2007.

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

New Century Financial (“New Century”), who has a signed lease at our 3161 Michelson development project and is also a tenant at our Park Place project, filed for federal bankruptcy protection on April 2, 2007. New Century currently leases 267,000 square feet at Park Place for a total annual rental amount, including parking revenues, of approximately $7.5 million and has paid their rent through June 30, 2007. In addition, one New Century lease was acquired as part of the Blackstone Transaction.  This lease was for approximately 2,800 square feet and was scheduled to expire in February 2008.  This lease was rejected in bankruptcy proceedings in April, 2007.  As required by the bankruptcy code, New Century has generally remained current in its lease obligations since the filing date.  New Century also has a signed lease for approximately 190,000 square feet at our 3161 Michelson development project, with rent scheduled to commence September 1, 2007. Under the bankruptcy code New Century had 120 days from April 2, 2007 to decide whether to assume or reject its leases.  While it has assumed or rejected many leases, Maguire Properties’ leases remain pending.  New Century has recently requested that the bankruptcy court allow it an additional 90 days, until October 29, 2007, to decide whether to assume or reject its remaining leases.  This request was granted and New Century will not be permitted additional extensions without lessor consent.  We have been engaged in negotiations with New Century concerning the disposition of each of its leases.  As New Century has been discontinuing operations and selling its assets, we anticipate that the leases will be rejected on negotiated terms, although it is possible that certain leases may be assumed by New Century and then assigned for value to a new lessee.  In the event any or all of the New Century leases at our buildings are fully or partially rejected, we will actively begin marketing that space. As of June 30, 2007, unamortized lease costs attributable to the New Century leases amounted to $5.6 million.

During the remainder of 2007, we will continue to endeavor to lease up our newly acquired properties with creditworthy tenants at rental rates at or above current market rates.  In addition, we will continue to take advantage of greater economies of scale achieved and implement more efficient operations throughout all of the properties in our portfolio.

Recent Events

On April 4, 2007, we completed a new $550.0 million, ten-year fixed rate, interest only refinancing with Lehman Ali, Inc and Greenwich Capital Financial Products, Inc. for Wells Fargo Tower located at 333 South Grand Avenue, Los Angeles, California.  The mortgage loan bears interest at a fixed rate of 5.68% and matures on April 6, 2017. The mortgage loan is secured by a deed of trust and certain other loan documents.

On April 24, 2007, we purchased 24 properties and 11 development sites from Blackstone Real Estate Advisors for $2.875 billion (the "Blackstone Transaction").  The properties are located in Los Angeles and Orange County, California and total approximately 7.7 million rentable square feet and developable land estimated to support approximately 2.2 million square feet of improvements. The purchase price (before reserves and closing costs) was funded through new mortgage financings of $2.28 billion, a bridge mortgage financing of $223.0 million, and a $530.0 million corporate facility originated by CSFB, Lehman Brothers and Merrill Lynch & Co. comprised of a $400.0 million term loan (fully drawn at closing) and a $130.0 million revolving credit facility (not yet drawn upon).

After we closed the Blackstone Transaction, we sold 8 of the 24 properties acquired and 3 of the 11 development sites which we determined to be non-core assets. Five office properties and two development sites were sold to Bixby Land Company for approximately $344.8 million including the following properties: Inwood Park and the Inwood Park development site, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch and the Bixby Ranch development site (the “Bixby Transaction”).  Three office properties and one development site were sold to Mullrock 4, LLC for approximately $310.0 million including the following properties:  Lincoln Town Center, Tower 17,.

We also sold two office properties located in San Diego, California that were not acquired in the Blackstone Transaction, Wateridge Plaza, which closed on May 2 and Pacific Center, which closed on July 3, 2007, to an entity controlled by GE Asset Management for approximately $298.2 million (the "GE Transaction").

In connection with these asset sales, we have repaid the $223.0 million bridge loan, $79.3 million in mortgages primarily secured by Wateridge Plaza, the buyer assumed $274.0 million in mortgages secured by the Mullrock Transaction assets, and we made a $118.4 million pay down on our Term Loan, all as of June 30, 2007.  Subsequent to quarter end, the buyer assumed the $117.5 million mortgage on Pacific Center and excess proceeds from both the Mullrock and GE Transactions were used to pay down the Term Loan by $170.1 million to a balance of $110.5 million.

Related Party Transactions

We earned management fees, development fees and leasing commissions from entities controlled by Mr. Maguire in the amount of $1.0 million, $0.5 million, $1.2 million and $0.6 million for the six months and three months ended June 30, 2007 and 2006, respectively.  These fees are included in Management, Leasing and Development Services to Affiliates in our consolidated condensed statements of operations.  The related receivables due from entities controlled by Mr. Maguire as of June 30, 2007 and December 31, 2006 were $0.9 million and $0.7 million, respectively.  These receivables are included in Due from Affiliates in the consolidated condensed balance sheets and were current as of June 30, 2007.

We earned management fees, investment advisory fees, and leasing commissions from the Joint Venture in the amount of $3.9 million, $2.9 million, $1.9 million and $0.9 million for the six months and three month periods ended June 30, 2007 and 2006, respectively.  These fees are included in Management, Leasing and Development Services to Affiliates in our consolidated condensed statements of operations.  The related receivables due from the Joint Venture of $2.8 million as of June 30, 2007 represent fees earned from the Joint Venture during the quarter, including leasing commissions, and to a lesser extent reimbursements for routine management expenses under our property management agreements with the Joint Venture.  The related receivables due from the Joint Venture of $7.6 million as of December 31, 2006 primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligations as they came due in accordance with the contribution agreements and to a lesser extent reimbursements for routine management expenses under our property management agreements with the Joint Venture.

We have a full-service, ten-year lease in place for the corporate offices at 1733 Ocean Avenue, a property beneficially owned by Mr. Maguire, which commenced in July 2006.  Rental expense related to our direct lease with 1733 Ocean Avenue totaled approximately $0.5 million and $0.2 million for the six months and three months ended June 30, 2007, respectively.

Critical Accounting Policies

Revenue Recognition

We recognize revenue on our leases based on a number of factors. In most cases, revenue recognition begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes.  If we are the owner of the tenant improvements for accounting purposes, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If we are not the owner of the tenant improvements for accounting purposes (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, revenue recognition begins when the lessee takes possession of the unimproved space.  The determination of the owner of the tenant improvements for accounting purposes determines the nature of the leased asset and when revenue recognition under a lease begins.  We consider a number of different factors in determining the owner of the tenant improvements for accounting purposes.  These factors include:

·	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

·	whether the tenant or landlord retain legal title to the improvements;

·	the uniqueness of the improvements;

·	the expected economic life of the tenant improvements relative to the length of the lease; and

·	who constructs or directs the construction of the improvements.

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

Current Submarket Information

LACBD, California.  Leasing activity in the LACBD continued to improve during the second quarter ended June 30, 2007 with a year to date positive absorption of 343,168 square feet.  The strong tenant demand, primarily driven by technology, architectural, and law firms looking to renew and expand their leases in the LACBD, is expected to continue throughout 2007.   Direct rental rates in the LACBD increased 12.2% and will continue to appreciate from both lower vacancy rates and imposed hikes by new property owners.   Current vacancy rates have decreased to 14.3% from 15.2% one year ago, with vacancy rates expected to continue to decline.  As of June 30, 2007, our LACBD portfolio was 87.3% leased, with approximately 1,061,000 square feet available for lease. Throughout the remainder of 2007, we will be focused on increasing occupancy, primarily at US Bank Tower, which is currently 85.3%, but expected to decrease significantly upon the renewal and re-location of Latham & Watkins to KPMG Tower in mid 2008, and One California Plaza (a Joint Venture property), which is currently 88.1% leased.  The downtown area continues to be transformed into a true center of the region, with continued robust activity in the residential market, continued infrastructure investment, as well as the development of LA Live and the future Grand Avenue Project.  The closing of the Blackstone Transaction, which added approximately 1.9 million square feet of office space to our portfolio, increases our concentration in this market.

Los Angeles County (excluding LACBD), California.  In Los Angeles County, particularly the Tri-Cities (Pasadena, Glendale, Burbank) and the L.A. West submarkets, activity remains strong as evidenced by several large tenants in the market in the entertainment, healthcare, and insurance industries.  Strong tenant demand continued throughout the quarter where vacancy rates remained in the single digits in second quarter 2007.  Direct vacancy was 5.6% and 6.5% for the second quarter for the Tri-Cities and L.A. West submarkets, respectively.  A strong tenant base and steady tenant activity will continue to create overall positive absorption and strong rental growth, particularly in the Glendale market due to tight markets in Pasadena and Burbank.  As of June 30, 2007, our Los Angeles County (excluding LACBD) portfolio was 96.4% leased, with approximately 54,934 square feet available for lease.

Throughout 2007, we will be focused on increasing occupancy, primarily at 801 North Brand, which ended at 86.9% leased.

Orange County, California.  The Orange County market is expected to experience significant movement throughout the year.  Direct absorption during the quarter was approximately 553,861 square feet and average rental rates increased to $2.57 per square foot from $2.28 per square foot per month in the same period in 2006.  Leasing activity is up, vacancy remains low, and rental rates are climbing.  As of June 30, 2007, our Orange County portfolio was at 96.4% leased, with approximately 248,199 square feet available for lease.  Despite the troubles in the sub-prime industry, which occupies approximately 4% of the Orange County market,  the Orange County market overall remains one of the stronger office markets in the United States and recent trends tell us that the market will maintain stability throughout the year.  The closing of the Blackstone Transaction, which added approximately 4.2 million square feet of office space in Orange County to our portfolio, increases our concentration in this market.

San Diego County, California.  San Diego County experienced an overall positive absorption of 157,427 square feet during the second quarter, with a 12.2% vacancy rate and a weighted average asking lease rate for office space of $2.36.  Construction activity in the submarket remains active with approximately 386,000 square feet of construction completed during the second quarter, while an additional 2.6 million square feet of new development is currently under construction. As of June 30, 2007, our San Diego County portfolio was 96.0% leased, with approximately 25,276 square feet available for lease.  We will be completing construction on our 92,000 square foot building at Mission City during the fourth quarter of 2007 and are focused on leasing that building in 2007.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006.

Our results of operations for the three months ended June 30, 2007 compared to the same period in 2006 were significantly affected by our acquisitions and dispositions in both years.  As a consequence, our results are not comparable from period to period.  Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio excludes 701 North Brand, properties acquired as a result of the Blackstone Transaction, since they were acquired on September 22, 2006, and April 24, 2007, respectively, and also excludes Wateridge Plaza which was disposed of on May 2, 2007.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Total Portfolio
	Three Months Ended		Increase/	%	Three Months Ended		Increase/	%
	6/30/07	6/30/06	Decrease	Change	6/30/07	6/30/06	Decrease	Change

Revenues:
Rental	$59,583	$63,066	$(3,483)	-5.5%	$90,901	$63,046	$27,855	44.2%
Tenant reimbursements	$20,302	20,274	28	0.1%	28,101	20,271	7,830	38.6%
Hotel operations	7,062	6,888	174	2.5%	7,061	6,888	173	2.5%
Parking	9,937	10,241	(304)	-3.0%	11,958	10,176	1,782	17.5%
Management, leasing
and development services
to affiliates	3,403	1,462	1,941	132.8%	3,403	1,462	1,941	132.8%
Interest and other	2,376	2,501	(125)	-5.0%	3,382	2,501	881	35.2%
Total revenues	102,663	104,432	(1,769)	-1.7%	144,806	104,344	40,462	38.8%

Expenses:
Rental property operating
and maintenance	22,923	20,110	2,813	14.0%	30,611	20,263	10,348	51.1%
Hotel operating and maintenance	4,391	4,262	130	3.0%	4,391	4,262	129	3.0%
Real estate taxes	7,936	8,258	(322)	-3.9%	12,952	8,234	4,718	57.3%
Parking	3,341	3,067	274	8.9%	3,702	3,071	631	20.5%
General and administrative	11,151	8,568	2,583	30.1%	11,151	8,568	2,583	30.1%
Other expense	542	17	525	3,088.2%	1,043	17	1,026	6,035.3%
Depreciation and amortization	29,795	31,657	(1,862)	-5.9%	56,042	31,657	24,385	77.0%
Interest	35,348	31,682	3,666	11.6%	63,453	31,699	31,754	100.2%
Loss from early extinguishment of debt	5,633	4,108	1,525	37.1%	8,336	4,107	4,229	103.0%
Total expenses	121,060	111,729	9,332	8.4%	191,681	111,878	79,803	71.3%

Income (loss) before equity in net
loss of unconsolidated joint venture,
gain on sale of real estate and
minority interests	(18,397)	(7,297)	(11,101)	152.1%	(46,875)	(7,534)	(39,341)	522.2%

Equity in net loss of unconsolidated
joint venture	–	–	–	–	(531)	(1,985)	1,454	-73.2%
Minority interests	–	–	–	–	7,086	1,969	5,117	259.9%
Income from discontinued operations, net
of minority interests	–	–	–	–	20,656	(2,206)	22,862	-1,036.4%
Net (loss) income	$(18,397)	$(7,297)	$(11,101)	152.1%	$(19,664)	$(9,756)	$(9,908)	101.6%

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased by $3.5 million or 5.5%, primarily due to significant lease terminations/expirations at Park Place I and Gas Company Tower which occurred in the fourth quarter of 2006.

Total portfolio rental revenue increased by $27.9 million, or 44.2%, primarily due to the properties acquired in the Blackstone Transaction.

Tenant Reimbursements

Tenant reimbursements for our Same Properties Portfolio remained flat for the three months ended June 30, 2007 as compared to June 30, 2006 as decreases in tenant reimbursements due to 2006 lease expirations were offset by overall increases in operating expenses.

Total portfolio tenant reimbursements revenue increased $7.8 million, or 38.6%, primarily due to the properties acquired in the Blackstone Transaction.

Parking Revenue

Parking revenue for our Same Properties Portfolio remained flat for the three months ended June 30, 2007 compared to June 30, 2006 due to lease terminations/expirations in 2006 on space that has not been re-leased, which were offset by a portfolio wide increase in contractual parking rates in the third quarter of 2006.

Total portfolio parking revenue increased $1.8 million, or 17.5%, primarily due to the properties acquired in the Blackstone Transaction.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing and development services revenue to affiliates increased $1.9 million, or 132.8%, primarily due to leasing commissions earned on the Wells Fargo Bank lease renewal for Wells Fargo Center – Denver (a Joint Venture property).

Interest and Other Revenue

Total portfolio interest and other revenue increased $0.9 million, or 35.2%, primarily due to the interest income earned on higher cash balances derived from property level financings, including $115.0 million in excess proceeds from the Wells Fargo Tower refinancing in April 2007.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense for our Same Properties Portfolio increased $2.8 million or 14.0% primarily due to higher insurance premiums and a general increase in various property operating expenses across our portfolio.

Total portfolio rental property operating and maintenance expense increased $10.3 million, or 51.1%, primarily due to the properties acquired in the Blackstone Transaction.

Real Estate Taxes

Total portfolio real estate taxes increased $4.7 million, or 57.3%, primarily due to the properties purchased in the Blackstone Transaction.

Parking Expense

Parking expenses for our Same Properties Portfolio increased $0.3 million, or 8.9%, primarily due to two new garages located at our Park Place property that became operational during the second quarter of 2007.

Total portfolio parking expenses increased $0.6 million, or 20.5%, primarily due to the properties acquired in the Blackstone Transaction.

General and Administrative

Total portfolio general and administrative expense increased $2.6 million, or 30.1%, primarily due to costs incurred pursuant to the consulting and separation agreements with Dallas E. Lucas, our previous Chief Financial Officer, additional corporate employees hired and corporate rent due to the growth in our infrastructure as a result of the Blackstone Transaction, increased compensation costs due to the addition of two new executives and the adoption of a new out-performance plan for our Chief Executive Officer both in the third quarter of 2006.

Other Expense

Total portfolio other expense increased $1.0 million, or 6,035.3%, primarily due to the increase in ground lease expense associated with the properties purchased in the Blackstone Transaction and the current period tax provision that was recorded by our Taxable REIT Subsidiary, with no comparable activity in the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Same Properties Portfolio decreased $1.9 million, or 5.9%, primarily due to lower in-place amortization as a result of lease expirations and lease terminations that occurred in 2006 in spaces that have not been re-leased.

Total portfolio depreciation and amortization expense increased $24.4 million, or 77.0%, primarily due to the properties acquired in the Blackstone Transaction.

Interest Expense

Interest expense for our Same Properties Portfolio increased $3.7 million, or 11.6%, primarily due to a $10.0 million increase in interest expense related to 2006 refinancings of the 777 Tower, Gas Company Tower and Glendale Center mortgage loans and the April 2007 refinancing of Wells Fargo Tower, offset by a $6.0 million interest expense savings due to the pay-off of the CWP Acquisition Term Loan in 2006.

Total portfolio interest expense increased $31.7 million, or 100.2%, primarily due to the interest expense incurred on the loans secured by the properties acquired in the Blackstone Transaction.

Loss from Early Extinguishment of Debt

Loss on early extinguishment of debt for our Same Properties Portfolio increased by $1.5 million, or 37.1%, primarily due to defeasance costs and write-offs of unamortized deferred financing costs related to the refinancing of the old Wells Fargo Tower loan and the replacement of our existing $100.0 million Revolving Credit Facility with a new $130.0 million facility in connection with the Blackstone Transaction, both which occurred in the second quarter of 2007, offset by the write-off of unamortized deferred financing costs related to the old Glendale Center loan recorded in the second quarter of 2006.

Total portfolio loss on early extinguishment of debt increased $4.2 million, or 103.0%, primarily due to the Same Store Properties as well as a $2.7 million write-off of unamortized Term Loan costs upon the $118.4 million repayment during the three months ended June 30, 2007 with excess proceeds from the Bixby Transaction.

Minority Interest Attributable to Continuing Operations

Minority interest attributable to loss from continuing operations was $7.1 million for the three months ended June 30, 2007 compared to $2.0 million for the three months ended June 30, 2006, primarily due to a $37.9 million increase in loss from continuing operations.

Discontinued Operations

Discontinued operations generated $20.7 million in income during the three months ended June 30, 2007 compared to a $2.2 million loss during the three months ended June 30, 2006.  The 2007 results include a $33.9 million gain on sale due to the sale of Wateridge Plaza in May 2007 with no comparable activity in the prior period.  The 2007 results also include a loss on extinguishment of debt of $8.9 million related to the write off of unamortized loan costs upon repayment of the $222.5 million bridge mortgage loan with the proceeds from the Bixby Transaction, the repayment and buyer’s assumption of $290.4 million in mortgage loans through the Mullrock Transaction and the repayment of the existing $62.9 million mortgage on Wateridge Plaza, with no comparable activity in the prior period.

Results of Operations

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006.

Our results of operations for the six months ended June 30, 2007 compared to the same period in 2006 were significantly affected by our acquisitions and dispositions in both years.  As a consequence, our results are not comparable from period to period.  Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio excludes Pacific Center, 701 North Brand, properties acquired as a result of the Blackstone Transaction, since they were acquired on February 6, 2006, September 22, 2006, and April 24, 2007, respectively, and also excludes Wateridge Plaza which was disposed of on May 2, 2007.

Consolidated Statements of Operations Information
(Dollar amounts in thousands)

	Same Properties				Total Portfolio
	Six Months Ended		Increase/	%	Six Months Ended		Increase/	%
	6/30/07	6/30/06	Decrease	Change	6/30/07	6/30/06	Decrease	Change

Revenues:
Rental	$118,808	$126,875	$(8,067)	-6.4%	$151,150	$127,599	$23,551	18.5%
Tenant reimbursements	41,309	41,445	(136)	-0.3%	49,160	41,931	7,229	17.2%
Hotel operations	13,249	13,564	(315)	-2.3%	13,249	13,564	(315)	-2.3%
Parking	20,157	19,990	167	0.8%	22,395	20,499	1,896	9.2%
Management, leasing
and development services
to affiliates	4,870	3,117	1,753	56.2%	4,870	3,117	1,753	56.2%
Interest and other	3,980	3,223	757	23.5%	4,986	3,230	1,756	54.4%
Total revenues	202,373	208,214	(5,841)	-2.8%	245,810	209,940	35,870	17.1%

Expenses:
Rental property operating
and maintenance	46,586	40,663	5,923	14.6%	54,566	41,302	13,264	32.1%
Hotel operating and maintenance	8,390	8,447	(57)	-0.7%	8,390	8,447	(57)	-0.7%
Real estate taxes	15,802	17,066	(1,264)	-7.4%	20,941	17,155	3,786	22.1%
Parking	6,321	5,943	378	6.4%	6,743	5,950	793	13.3%
General and administrative	18,915	14,702	4,213	28.7%	18,915	14,702	4,213	28.7%
Other expense	677	285	392	137.5%	1,178	285	893	313.3%
Depreciation and amortization	59,493	64,404	(4,911)	-7.6%	86,192	64,986	21,206	32.6%
Interest	66,185	63,049	3,136	5.0%	94,786	63,661	31,125	48.9%
Loss from early extinguishment of debt	5,633	4,749	884	18.6%	8,336	4,749	3,587	75.5%
Total expenses	228,002	219,308	8,694	4.0%	300,047	221,237	78,810	35.6%

Loss before equity in net loss of
unconsolidated joint venture,
gain on sale of real estate and
minority interests	(25,629)	(11,094)	(14,535)	131.0%	(54,237)	(11,297)	(42,940)	380.1%
Equity in net loss of unconsolidated
joint venture	–	–	–	–	(1,238)	(2,810)	1,572	-55.9%
Gain on sale of real estate	–	108,469	(108,469)	-100.0%	–	108,469	(108,469)	-100.0%
Minority interests	–	–	–	–	8,833	(12,476)	21,309	-170.8%
Income from discontinued operations, net
of minority interests	–	–	–	–	19,157	(2,079)	21,236	-1,021.5%
Net (loss) income	$(25,629)	$97,375	$(123,004)	-126.3%	$(27,485)	$79,807	$(107,292)	-134.4%

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased by $8.1 million, or 6.4%, primarily due to lower tenant occupancy and significant lease terminations/expirations at KPMG Tower, Gas Company Tower, and Park Place, whose spaces have not been re-leased.

Total portfolio rental revenue increased by $23.6 million, or 18.5%, primarily due to the properties acquired in the Blackstone Transaction.

Tenant Reimbursements

Tenant reimbursements for our Same Properties Portfolio remained flat for the six months ended June 30, 2007 compared to June 30, 2006 as a result of decreases in tenant reimbursements due to 2006 lease terminations/expirations, which were offset by an overall increase in operating expenses.

Total portfolio tenant reimbursements revenue increased by $7.2 million, or 17.2%, primarily due to the properties acquired in the Blackstone Transaction.

Parking Revenue

Parking revenue for the Same Properties Portfolio remained flat for the six months ended June 30, 2007 compared to June 30, 2006 as decreases in parking revenues due to 2006 lease terminations/expirations were offset by a portfolio wide increase in contractual parking rates in July 2006.

Total portfolio parking revenue increased $1.9 million, or 9.2%, primarily due to the properties acquired in the Blackstone Transaction.

Management, Leasing and Development Services to Affiliates

Total portfolio management, leasing, and development services revenue to affiliates increased $1.8 million, or 56.2%, primarily due to leasing commissions earned on the Wells Fargo Bank lease renewal for Wells Fargo Center – Denver (a Joint Venture property).

Interest and Other Revenue

Total interest and other revenue increased by $1.8 million, or 54.4%, primarily due to interest income earned on higher cash balances derived from property level financings, including $115.0 million in excess proceeds from the Wells Fargo Tower refinancing in April 2007.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense for the Same Properties Portfolio increased $5.9 million, or 14.6%, primarily due to higher insurance premiums and a general increase in various property operating expenses across our portfolio.

Total portfolio rental property operating and maintenance expense increased by $13.3 million, or 32.1% primarily due to the properties acquired in the Blackstone Transaction and to a lesser extent the Same Properties Portfolio.

Real Estate Taxes

Real estate taxes for our Same Properties Portfolio decreased $1.3 million, or 7.4%, primarily due to property tax consulting fees incurred during the first and second quarters of 2006 related to properties acquired through the CommonWealth Properties Acquisition in March 2005.

Total portfolio real estate taxes increased $3.8 million, or 22.1%, primarily due to the properties acquired in the Blackstone Transaction.

Parking Expense

Total portfolio parking expenses increased $0.8 million, or 13.3%, primarily due to the properties acquired in the Blackstone Transaction.

General and Administrative

Total portfolio general and administrative expense increased $4.2 million, or 28.7%.  Current year results include costs incurred pursuant to the consulting and separation agreements with Dallas E. Lucas, our previous Chief Financial Officer, increased expenses due to additional corporate employees hired and corporate rent as a result of our growth and increased compensation costs due to the addition of two new executives and the adoption of a new out-performance plan for our Chief Executive Officer both in the third quarter of 2006.

Other Expense

Other expense for our total portfolio increased $0.9 million, or 313.3%, primarily due the increase of ground lease expense associated with the properties purchased in the Blackstone Transaction and the current period tax provision that was recorded by our Taxable REIT Subsidiary, with no comparable activity in the prior period.

Depreciation and Amortization Expense

Depreciation and Amortization expense for our Same Properties Portfolio decreased $4.9 million, or 7.6%, primarily due to lower in-place amortization as a result of lease expirations and lease terminations that occurred in 2006 in spaces that have not been re-leased.

Total portfolio depreciation and amortization expense increased $21.2 million, or 32.6%, primarily due to the properties acquired in the Blackstone Transaction.

Interest Expense

Interest expense for our Same Properties Portfolio increased by $3.1 million, or 5.0%, primarily due to an increase of $15.0 million in interest expense related to the refinancing of the 777 Tower, Gas Company Tower and Glendale Center mortgage loans in the latter half of 2006 and the Wells Fargo Tower mortgage in April 2007, partially offset by $12.0 million in interest expense savings due to the pay-off of the CWP Acquisition Term Loan in 2006.

Total portfolio interest expense increased by $31.1 million, or 48.9%, primarily due to the interest expense incurred on the loans secured by the properties acquired in the Blackstone Transaction and to a lesser extent the Same Store Properties.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt for our Same Properties Portfolio increased by $0.9 million, or 18.6%, primarily due to defeasance costs and write-offs of unamortized deferred financing costs related to the refinancing of the Wells Fargo Tower loan and the replacement of our existing $100 million Revolving Credit Facility with a new $130.0 million facility in connection with the Blackstone Transaction, both of which occurred in second quarter of 2007, offset by the write-off of unamortized deferred financing costs related to the refinancing of Glendale Center loan, which occurred in the second quarter of  2006.

Total portfolio loss from early extinguishment of debt increased $3.6 million, or 75.5%, primarily due to the Same Store Properties as well as a $2.7 million write-off of unamortized Term Loan costs upon the

$118.4 million repayment during the six months ended June 30, 2007 with excess proceeds from the Bixby Transaction.

Gain on Sale of Real Estate

Gain on sale of real estate was $108.5 million for the six months ended June 30, 2006. This was due to the gain recognized upon sale of an 80% interest in five previously wholly owned properties to the Joint Venture.

Minority Interest Attributable to Continuing Operations

Minority interest attributable to loss from continuing operations was $8.8 million for the six months ended June 30, 2007 compared to minority interests attributable to income from continuing operations of $12.5 million for the six months ended June 30, 2006, due to a $41.4 million increase in loss from continuing operations during 2007 compared to 2006, along with a $108.9 million gain on sale of real estate in the 2006 period with no comparable activity in the 2007 period.

Discontinued Operations

Discontinued operations generated $19.2 million in income during the six months ended June 30, 2007 compared to a $2.1 million loss during the six months ended June 30, 2006.  The 2007 results include a $33.9 million gain on sale due to the sale of Wateridge Plaza in May 2007 with no comparable activity in the prior period.  The 2007 results also include a loss on early extinguishment of debt of $8.9 million related to the repayment of the $222.5 million bridge mortgage loan with the proceeds from the Bixby Transactions, the buyer’s repayment and assumption of $290.4 million in mortgage loans through the Mullrock Transaction and the repayment of the existing $62.9 million mortgage on Wateridge Plaza, with no comparable activity in the prior period.

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

The following tablereconciles our FFO to our net (loss) income (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Reconciliation of net (loss) income to funds from operations:
Net (loss) income available to common shareholders	$(24,430)	$(14,522)	$(37,017)	$70,275
Adjustments:
Minority interests	(3,840)	(2,322)	(5,823)	12,144
Gain on sale of real estate	(33,890)	–	(33,890)	(108,469)
Real estate depreciation and amortization, including discontinued operations	56,926	35,095	89,492	69,616
Real estate depreciation and amortization from unconsolidated joint venture	2,428	3,497	4,879	5,850
Funds from operations available to common shareholders and Unit Holders (FFO)	$(2,806)	$21,748	$17,641	$49,416

Company share of FFO (1)	$(2,425)	$18,750	$15,245	$42,410

FFO per share - basic	$(0.05)	$0.41	$0.33	$0.92
FFO per share - diluted	$(0.05)	$0.41	$0.33	$0.92
___________
(1)	Based on a weighted average interest in our operating partnership for the three months and six months ended June 30, 2007 and 2006 of 86.4%, 86.4%, 86.2% and 85.8%, respectively.

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

Indebtedness

As of June 30, 2007, we had approximately $5.35 billion of outstanding consolidated debt (including discontinued operations), which is net of related discounts of $21.1 million.  This indebtedness was comprised of mortgages secured by 32 properties, four construction loans and the Term Loan attributable to continuing operations.  The weighted average interest rate on this indebtedness as of June 30, 2007 was 5.77% (based on the 30-day LIBOR rate at June 30, 2007 of 5.32%).  As of June 30, 2007, our ratio of debt to total market capitalization was approximately 71.6% of our consolidated total market capitalization of $7.5 billion (based on a common stock price of $34.33 per share on the New York Stock Exchange on June 30, 2007).  Our ratio of debt and preferred stock to total market capitalization was approximately 74.9%.  As of June 30, 2007, approximately $883.0 million, or 16.5%, of our total consolidated debt was variable-rate debt.  As of June 30, 2007, approximately $4,467.5 million, or 83.5%, of our total consolidated debt was subject to fixed interest rates.  Total market capitalization as of June 30, 2007 includes the book value of our consolidated debt, the liquidation preference of 10,000,000 shares of preferred stock and the market value of 47,211,200 shares of our common stock and 7,405,916 Units.

The table below summarizes our total debt, including discontinued operations at June 30, 2007 (in thousands):

	Debt Summary	Percent of Total Debt	Effective Interest Rate at End of Quarter	Debt to Maturity (in years)

Fixed rate	$4,467,502	83.5%	5.47%	7.5
Variable rate	882,968	16.5%	7.26%	2.4
Total / Effective interest rate	$5,350,470	100.0%	5.77%	6.8

The variable-rate debt shown above bears interest at an interest rate based on 30-day LIBOR.  The debt secured by our properties at June 30, 2007 had a weighted average term to initial maturity of approximately 6.5 years (approximately 6.5 years assuming exercise of extension options).

Our revolving credit facility with a capacity of $130.0 million at June 30, 2007, is guaranteed by Maguire Properties Holdings I, LLC and by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property owning subsidiaries of our Operating Partnership.  As of June 30, 2007, there were no outstanding borrowings on our revolving credit facility.

The terms of our secured revolving credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and liens and the disposition of assets.  The terms also require compliance with financial ratios relating to the minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we may not make distributions with respect to common stock or other equity interests in an aggregate amount in excess of the greater of (1) 95% of funds from operations, as defined, and (2) $1.60 per share common share, during any four consecutive fiscal quarters, subject to certain other adjustments.

As described above, we replaced our existing $100.0 million revolving credit facility (the “Old Revolver”) with the Revolver in connection with the Blackstone Transaction.  Our Park Place Construction loan, which is secured by our 3161 – Michelson development project, includes negative financial covenants that were contained in the Old Revolver. As of June 30, 2007, we are not in compliance with certain of these financial covenants under the Park Place Construction Loan.  We have obtained waivers from the Park Place Construction lenders and are in negotiations to amend these negative financial covenants to reflect those in the Revolver, which we were in compliance with at June 30, 2007.

The following table sets forth certain information with respect to our indebtedness as of June 30, 2007:

Properties	Interest Rate	Maturity Date	Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)

Floating Rate Debt
Corporate Facilities:
Revolving Credit Facility	7.32%	April 24, 2011	$-	$-	$-
Term Loan (3)	7.32%	April 24, 2012	281,625	20,901	281,625
Total Corporate Facilities			281,625	20,901	281,625

Construction Loans:
Park Place Construction Loan (4) (5)	7.57%	September 28, 2008	167,076	12,823	167,076
Lantana Media Campus Construction Loan (6)	6.82%	March 31, 2009	1,279	88	1,279
WAMU Construction Loan (6)	7.12%	December 30, 2008	14,587	1,053	14,587
Mission City Construction Loan (6)	7.12%	February 22, 2009	11,651	841	11,651
Total Construction Loans			194,593	14,805	194,593

Variable Rate Mortgage Loans:
Griffin Towers (7)	7.22%	May 1, 2008	200,000	14,641	200,000
Brea Corporate Place (8)	7.27%	May 1, 2009	70,468	5,194	70,468
Brea Financial Commons (8)	7.27%	May 1, 2009	38,532	2,840	38,532
500-600 Parkway (9)	6.67%	May 9, 2009	97,750	6,610	97,750
Total Variable Rate Mortgage Loans	7.10%		406,750	29,285	406,750
Total Floating Rate Debt			882,968	64,991	882,968

Fixed Rate Debt
Gas Company Tower	5.10%	August 11, 2016	458,000	23,692	458,000
Pacific Arts Plaza	5.15%	April 1, 2012	270,000	14,098	270,000
777 Tower (10)	5.84%	November 1, 2013	268,848	16,165	273,000
US Bank Tower	4.66%	July 1, 2013	260,000	12,284	260,000
Wells Fargo Tower (Los Angeles, CA)	5.68%	April 6, 2017	550,000	31,649	550,000
KPMG Tower	5.14%	November 1, 2011	210,000	10,794	210,000
Park Place (10)	5.64%	November 1, 2014	170,000	9,588	170,000
Glendale Center	5.82%	July 11, 2016	125,000	7,373	125,000
Pacific Center (10) (11)	5.76%	May 6, 2016	117,501	7,078	121,200
Regents Square I & II	5.13%	April 1, 2012	103,600	5,388	103,600
Park Place II	5.39%	March 12, 2012	100,000	5,465	100,000
Lantana Media Campus	4.94%	January 6, 2010	98,000	4,908	98,000
801 North Brand	5.73%	April 6, 2015	75,540	4,389	75,540
Mission City Corporate Center	5.09%	April 1, 2012	52,000	2,684	52,000
701 North Brand	5.87%	October 1, 2016	33,750	2,009	33,750
700 North Central	5.73%	April 6, 2015	27,460	1,595	27,460
550 South Hope Street (10)	5.78%	May 1, 2017	198,164	11,720	200,000
Two California Plaza (10)	5.50%	May 1, 2017	465,535	26,208	470,000
18301 Von Karman (10)	5.73%	May 1, 2017	94,084	5,524	95,000
2600 Michelson (10)	5.69%	May 1, 2017	108,939	6,351	110,000
Stadium Towers Plaza (10)	5.78%	May 1, 2017	99,071	5,865	100,000
City Plaza (10)	5.80%	May 1, 2017	109,929	6,533	111,000
City Tower (10)	5.85%	May 1, 2017	139,803	8,301	140,000
18581 Teller (10)	5.65%	May 1, 2017	19,810	1,146	20,000
The City - 3800 Chapman	5.93%	May 1, 2017	44,370	2,666	44,370
1920 Main Plaza (10)	5.51%	May 1, 2017	80,095	4,522	80,876
2010 Main Plaza (10)	5.51%	May 1, 2017	79,033	4,462	79,803
500 Orange Tower (10)	5.68%	May 1, 2017	108,970	6,339	110,000
Total Fixed Rate Debt			4,467,502	248,794	4,488,599

Total Consolidated Debt			5,350,470	313,785	5,371,567

Discontinued Operations
Pacific Center (10) (11)	5.76%	May 6, 2016	(117,501)	(7,078)	(121,200)
Total Debt - Discontinued Operations			(117,501)	(7,078)	(121,200)

Total Consolidated Debt - Continuing Operations			$5,232,969	$306,707	$5,250,367
________
(1)	The June 30, 2007 one-month LIBOR rate of 5.32% was used to calculate the variable interest rates.
(2)	Assuming no payment has been made in advance of its due date.
(3)
At the closing of the Blackstone Transaction, $400.0 million was funded on the Term Loan.  Excess proceeds from the Bixby Transaction were used to pay down the Term Loan to a balance of $281.6 million as of June 30, 2007.  Subsequent to quarter end, excess proceeds from the Mullrock Transaction and GE Transaction (after the assumption of the existing $117.5 million Pacific Center mortgage) were used to pay down the term loan to a balance of approximately $110.5 million.

(4)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75% of the outstanding balance.
(5)	Three one-year extensions are available at our option subject to certain conditions.
(6)	One one-year extension is available at our option subject to certain conditions.
(7)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period.  One one-year extension is available at our option subject to certain conditions.

(8)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period.  Three one-year extensions are available at our option subject to certain conditions.

(9)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension period.  Three one-year extensions are available at our option subject to certain conditions.

(10)
These loans are reflected net of the related debt discount.  At June 30, 2007, the total discount for all loans referenced is approximately $21.1 million, of which $3.7 million is attributable to the Pacific Center that was sold on July 2, 2007.

(11)	On April 5, 2007, we entered into an agreement to sell this property. The sale closed on July 2, 2007 on which date the buyer assumed the loan.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of June 30, 2007, we had $207.9 million in cash and cash equivalents as compared to $101.1 million as of December 31, 2006.  In addition, we had restricted cash balances of $251.4 million and $99.2 million, as of June 30, 2007 and December 31, 2006, respectively.  Restricted cash primarily consists of interest bearing cash deposits required by some of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs.  Our $100.0 million revolving credit facility was terminated during the quarter and replaced with a new $130.0 million revolving credit facility.  As of both August 9, 2007 and June 30, 2007, we had no borrowings outstanding on our revolving credit facility.

In connection with the closing of the Blackstone Transaction on April 24, 2007, the purchase price of approximately $2.875 billion, before reserves and closing costs, was funded entirely through debt including $2.28 billion of new mortgage loans, a $223.0 million bridge mortgage loan, and a $530.0 million corporate credit facility, comprised of a $400.0 million term loan, which was fully drawn at closing, and a $130.0 million revolving credit facility, that has not yet been drawn upon.  We funded our $175.0 million cash requirement to close the Blackstone Transaction with excess proceeds from the Wells Fargo Tower refinancing.  This acquisition caused a significant increase in our ratio of debt to total market capitalization, which increased to 71.6% as of June 30, 2007 and is anticipated to cause an initial deterioration in our interest and fixed charge coverage ratios.

Concurrent with our decision to complete the Blackstone Transaction, we announced a program to sell up to $2.0 billion in non-strategic assets comprised of both existing assets as well as assets acquired through the Blackstone Transaction with the intent to use net proceeds to reduce leverage.  In connection with this program, as of June 30, 2007 we have sold eight properties and three development sites acquired through the Blackstone Transaction previously described as the Bixby and Mullrock Transactions.  Excess proceeds from the Bixby Transaction (after repayment of the $223.0 million bridge loan) of $118.3 million were used to pay down the Term Loan to a balance of $281.6 million as of June 30, 2007.  Excess proceeds from the Mullrock transaction (after repayment and assumption of $290.4 million of existing mortgages) of approximately $51.1 million are included in unrestricted cash in the accompanying consolidated balance sheet as of June 30, 2007.  On July 3, 2007 we used these proceeds to pay down the Term Loan to a balance of $230.5 million.

In connection with our disposition program, we also entered into the GE Transaction, comprised of sales of our existing Wateridge Plaza and Pacific Center projects in San Diego, California.  The Wateridge Plaza sale closed on May 2, 2007 resulting in the repayment of the existing $62.9 million

Wateridge Plaza mortgage and the receipt of approximately $35.0 in excess proceeds, which is included in restricted cash in the accompanying consolidated balance sheet as of June 30, 2007.  The Pacific Center sale closed on July 2, 2007 resulting in the assumption of the existing $117.5 million mortgage and the receipt of approximately $85.0 million in excess proceeds.  Subsequent to quarter end, we used the excess proceeds from the GE Transaction to pay down the Term Loan by $120.0 million on July 20, 2007 to a balance of $110.5 million.

Upon completion of the Pacific Center sale on July 2, 2007, we have sold approximately $950.0 million in assets since announcing our disposition program.  Subsequent to quarter end, we entered into a contract to sell Regents Square in San Diego, California bringing us to approximately 60% of our original $2.0 billion disposition goal.  This sale is expected to close in the 3rd quarter of 2007, which we expect will generate sufficient excess proceeds to completely repay the remaining $110.5 million Term Loan balance.

As described above, the Blackstone Transaction was purchased entirely with debt.  At the time of closing, the monthly debt service requirements of the acquisition debt exceeded the monthly projected cash estimated to be provided from the operations of the Blackstone portfolio until stabilization through lease up, which will impact our ability to fund our dividend payments from operations for at least the next four quarters.  To assist in funding this shortfall, restricted cash reserves were established to cover future payments for interest, tenant improvements and leasing commissions, which were funded with mortgage loan proceeds at closing.  As of June 30, 2007, we had a total of $77.0 million in tenant improvement and leasing reserves and $38.0 million in debt service reserves, which are included in restricted cash in the accompanying consolidated condensed balance sheet as of June 30, 2007, and are expected to cover the first eighteen months of our ownership.  In addition, as of June 30, 2007, we had available cash of $207.9 million ($51.1 million of this cash  was used to pay down the Term Loan on July 3, 2007), and our new $130.0 million revolving credit facility has not yet been drawn on.

In connection with property acquisitions and refinancing of existing assets, we typically reserve a portion of the loan proceeds at closing in restricted cash accounts (as described above for the Blackstone Transaction) to fund anticipated expenditures for leasing commissions and tenant improvements for both existing and prospective tenants, as well as non-recurring discretionary capital expenditures, such as a major lobby renovation, which we believe will result in enhanced revenues.  We believe this strategy of funding significant upfront investments in leasing costs with loan proceeds better matches the predictable long-term income streams generated by our leases with our monthly debt service requirements.

As of June 30, 2007, of the total cash reserves included in restricted cash of $251.4 million in the accompanying balance sheet, $119.0 are attributable to reserves for leasing commissions and tenant improvements ($77.0 million of these reserves were established at closing of the Blackstone Transaction), including $46.0 million in reserves related to six of our seven wholly owned office towers in the LACBD.  We are in the process of refinancing the seventh building, the KPMG Tower, which currently has no reserves, with a new $450 million mortgage with a 5 year term.  This refinancing will generate approximately $240.0 million in excess proceeds (before closing costs and reserves) after the repayment of the existing $210.0 million mortgage which will be available for general corporate purposes.  We expect to establish adequate leasing reserves from excess proceeds of this refinancing to satisfy our leasing obligations associated with the 300,000 square foot Latham & Watkins renewal and relocation to KPMG tower from USBT and to establish additional reserves (to supplement $8.0 million in existing reserves at US Bank Tower) to re-tenant US Bank Tower after the Latham & Watkins vacancy in mid 2008.   As of June 30, 2007, excluding KPMG Tower, our only other project with significant leasing requirements that has minimal leasing reserves is Park Place (83% leased at June 30, 2007 which includes 267,000 square feet currently leased to New Century – see the discussion in Item 2 - Overview).  Therefore, we are not as reliant upon cash flows from operations during the next twelve months to fund capital expenditures associated with renewing expiring leases or executing new leases on vacant space.

We may choose to fund prospective re-leasing costs at Park Place through new leasing reserves established from future property level re-financings or cash on hand.

We anticipate that these restricted reserves, as well as our existing sources of liquidity, including existing cash on hand, cash flows from operations and restricted cash accounts, and planned sales of strategically identified assets, will be sufficient to fund these capital expenditures.

We currently have four office projects under development, all of which are being funded by construction loans: the Lantana Media Campus, 3161 – Michelson at Park Place, 17885 Von Karman Avenue, and the Mission City Corporate Center.  The total amount of construction loans for these four projects is $394.5 million in which $194.6 million has been drawn, leaving approximately $200 million available for construction funding, as of June 30, 2007.  We believe that the undrawn construction loans available as of June 30, 2007 will be sufficient to cover the remaining development costs.

We expect to finance our operations, dividends, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, borrowings under our new $130.0 million revolving credit facility, and proceeds from refinancing and planned sales of strategically identified assets.  We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.

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

As of June 30, 2007, our total indebtedness attributable to continuing operations is approximately $5.2 billion with a weighted average interest rate of 5.77% and a weighted average remaining term of 6.7 years.  Including our share of the Joint Venture debt, our ratio of debt to total market capitalization is approximately 72.2%.  Our objective is to achieve and maintain a debt to total market capitalization level of less than 60% and a fixed charge coverage ratio at or above 2.0.  Our primary strategy to achieve these objectives will be to utilize a combination of various liquidity sources available to us including the following:

•	net proceeds from sales of non-strategic or non-income producing assets;

•	net proceeds from future joint ventures;

•	raising institutional equity capital;

•	re-leasing the Blackstone Portfolio at market rents; and

•	completing the construction and leasing of the projects under development.

Contractual Obligations

The following table provides information with respect to our contractual obligations at June 30, 2007, (excluding Pacific Center, which was sold on July 2, 2007) including the maturities and scheduled principal repayments of our secured debt and provides information about the minimum commitments due in connection with our ground lease, operating lease, capital lease and master lease obligations.  The table does not reflect available debt extension options.

Obligation	2007	2008	2009	2010	2011	Thereafter	Total

Long term debt - Continuing Operations	$—	$381,663	$219,926	$103,266	$209,081	$4,319,033	$5,232,969
Company share of unconsolidated joint venture debt (1)	48	565	597	28,040	21,200	111,200	161,650
Interest payments-consolidated debt (2)	120,898	241,716	241,716	236,890	235,009	888,901	1,965,130
Company share of unconsolidated joint venture interest payments (1)	4,329	8,644	8,592	8,563	7,228	21,704	59,060
Capital leases payable (3)	1,881	2,436	1,293	870	263	16	6,759
Company share of unconsolidated joint venture capital leases payable (3)	22	44	23	23	23	27	162
Property disposition obligations (4)	4,536	4,638	418	418	418	691	11,119
Operating lease obligations (5)	772	1,487	1,528	1,571	1,609	5,868	12,835
Tenant-related commitments (6)	51,217	24,845	2,431	706	619	2,893	82,711
Company share of unconsolidated tenant-related commitments (6)	1,284	203	536	400	434	—	2,857
Construction obligations (7)	59,201	14,097	—	—	—	—	73,298
Parking easement obligations (8)	759	1,516	1,515	1,416	1,233	—	6,439
Ground leases (9)	1,422	2,844	2,844	2,844	2,844	304,663	317,461
Company share of unconsolidated joint venture ground leases (10)	131	261	261	261	261	26,136	27,311
Total as of June 30, 2007	$246,500	$684,959	$481,680	$385,268	$480,222	$5,681,132	$7,959,761
__________
(1)	The company's share of the unconsolidated joint venture debt is 20%.

(2)
As of June 30, 2007, 81.3% of our debt was contractually fixed.  The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates.  The remaining 18.7% of our debt consists of 16.5% of variable debt that bears interest at variable rates based on LIBOR plus a spread that ranges from 1.75% to 2.25% and 2.2% of debt related to our discontinued operations.  The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future.  As of June 30, 2007, the one-month LIBOR was 5.32%.

(3)	Includes interest and principal payments.

(4)
Includes master lease obligations for the Joint Venture.  In addition, future tenant lease obligations and contingent income support obligations related to the Joint Venture are included.  See “Note 9 – Investment in Unconsolidated Joint Venture” for more information

(5)	Includes operating lease obligations for our corporate offices at 1733 Ocean Avenue.

(6)	Tenant related capital commitments based on executed leases as of June 30, 2007. Total tenant related commitments exclude commitments related to Pacific Center of approximately $3.7 million.

(7)	Based upon executed contracts with general contractors as of June 30, 2007.

(8)	Includes payments required under the amended parking easement for the 808 Garage.

(9)
Includes ground leases for Plaza Las Fuentes, Two Cal Plaza and Brea Corporate Place.   The ground rent for Plaza Las Fuentes and Two Cal Plaza are calculated through their lease expiration dates which are in years 2017 and 2082, respectively.  The ground rent for Brea Corporate Plaza is calculated through the year of first reappraisal, 2054.

(10)	Includes ground leases for One Cal Plaza and Cerritos Corporate Place are calculated through their lease expiration dates which are in years 2082 and 2098, respectively.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operation, liquidity or capital resources.

Comparison of Cash Flows for Six Months Ended June 30, 2007 and 2006

Net cash provided by operating activities during the six months ended June 30, 2007 was $34.0 million, a decrease of $6.4 million compared to 2006.  Our net loss of $27.5 million for the first half of 2007, compared to net income of $79.8 million in 2006, negatively impacted our cash from operating activities.  The impact of our net loss was offset by higher depreciation and amortization charges, and increased accounts payable and other accruals as a result of our increased property portfolio from the Blackstone Transaction, which closed during the second quarter of 2007.  Our cash from operating activities benefited from a loss from early extinguishment of debt and lower gain on sales of real estate in 2007 compared to 2006.  Cash from operating activities was reduced in 2007 by higher deferred leasing costs, and rent and other receivables as a result of an increase in the number of properties held after the Blackstone Transaction.

Net cash used in investing activities was $2.7 billion during the six months ended June 30, 2007, compared to net cash provided of $2.0 million in 2006.  The Blackstone Transaction, valued at $2.875 billion, was the primary use of cash during the period.  Net proceeds of $476.2 million from the sale of office properties and developments sites, eleven of which were acquired as part of the Blackstone Transaction, partially offset the impact of the Blackstone Transaction on cash flows used for investing activities during 2007.  During the same period in 2006, we sold an 80% interest in five office properties to the Joint Venture, which generated net proceeds of $343.5 million.

Net cash provided by financing activities was $2.8 billion during the six months ended June 30, 2007, compared to net cash used of $38.5 million in 2006.  Financings during the second quarter of 2007 related to the Blackstone Transaction, including fixed and floating rate mortgage loans totaling $2.28 billion, a bridge loan of $223.0 million, and a $400.0 million term loan, as well as net proceeds from the refinancing of the mortgage loan related to the Wells Fargo Tower in Los Angeles, California, drove the increase in financing cash during the period.  These increases were partially offset by principal repayments on mortgage loans, complete repayment of the bridge loan, and partial pay down of the term loan with proceeds received from the sale of eleven properties acquired as part of the Blackstone Transaction.

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

On June 13, 2007, we entered into a forward-starting interest rate swap agreement to hedge an anticipated five-year, interest-only variable rate mortgage loan in connection with the refinancing of KPMG Tower (see Note 12 – Subsequent Events).  The notional amount of the swap is $425.0 million, effective in September 2007, terminating in August 2012 with a pay fixed rate of 5.564%.

On June 18, 2007, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest only mortgage loan starting in June 2009 in connection with the permanent refinancing of our construction loan on the 198,000 square foot Lantana South and Lantana East development projects in Santa Monica, CA.   The notional amount of the swap is $88.0 million, effective in June 2009, terminating in June 2019 with a pay fixed rate of 5.883%.

As of June 30, 2007, we had approximately $5,233.0 million in consolidated debt from continuing operations of which approximately $883.0 million, or 16.9%, was variable-rate debt, excluding the debt associated with discontinued operations of $117.5 million.

At June 30, 2007, the fair value of our fixed-rate debt is estimated to be $4,312.9 million, compared to its carrying value of $4,350.0 million.  To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note’s collateral.

If interest rates were to increase by approximately 10%, or 50 basis points, the increase in interest expense on our $883.0 million in consolidated variable-rate debt would decrease future annual earnings and cash flows by approximately $4.4 million.  A 50 basis points increase in interest rates would decrease the fair value of our $5,233.0 million principal amount of consolidated fixed-rate debt from continuing operations by $71.4 million and the fair value of our forward-starting interest rate cap agreements would increase by $13.4 million.  If interest rates were to decrease by approximately 10%, or 50 basis points, the decrease in interest expense on our $883.0 million in consolidated variable-rate debt would increase our future annual earnings and cash flows by approximately $4.4 million and would increase the fair value of our consolidated $5,233.0 million principal amount of fixed-rate debt from continuing operations by approximately $66.0 million and the fair value of our forward-starting interest rate cap agreements would decrease by $ 6.6 million.

The table below lists our principal derivative instruments and their fair values as of June 30, 2007 (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Accreting interest rate cap	126,501	5.50%	10/1/2006	10/1/2008	118
Interest rate swap	425,000	5.56%	9/9/2007	8/9/2012	(4,258)
Interest rate swap	88,000	5.88%	6/19/2009	6/19/2019	(558)
Interest rate cap	117,000	6.00%	6/9/2007	5/9/2009	61
Interest rate cap	109,000	6.50%	4/24/2007	5/1/2009	17
Interest rate cap	200,000	6.50%	4/24/2007	5/1/2008	–
Total					$(4,620)

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.  We may make changes in its internal control processes from time to time in the future.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS

(a)            Our debt level reduces cash available for distribution, including cash available to pay dividends on our common stock and Series A Preferred Stock, and may expose us to the risk of default under our debt obligations.

As of June 30, 2007, our total consolidated indebtedness was approximately $5.2 billion (excluding debt included in discontinued operations for Pacific Center, which was sold on July 2, 2007).  At June 30, 2007, we also had a $130.0 million secured revolving credit facility with CS, Lehman Brothers and Merrill Lynch & Co, which currently bears interest at a variable rate of LIBOR plus 2.00%, or the base rate, as defined in the agreement, plus 100 basis points, and matures on April 24, 2011.  The revolving credit facility is guaranteed by Maguire Properties Holdings I, LLC.  In addition, the revolving credit facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza properties and pledges of the equity interest in substantially all property owning subsidiaries of our Operating Partnership.  As of June 30, 2007, we had no outstanding borrowings on our revolving credit facility.  The terms of our secured revolving credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens and the disposition of assets.  The terms also require compliance with financial ratios relating to interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations.  Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties.  We may not generate sufficient operating cash flow after debt service to pay the distributions currently contemplated and any such distributions may be financed by additional borrowings until we reduce our leverage level sufficiently to enable us to pay distributions from operating cash flow.  In the event of default, our debt agreements may also prevent us from paying distributions necessary to maintain our REIT qualification.  Our revolving credit facility also prohibits us from distributing to our stockholders in excess of the greater of (1) 95% of our “funds from operations” (as defined in our revolving credit facility) and (2) $1.60 per share during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes.  Our existing mortgage agreements contain lockbox and cash management provisions, which under certain circumstances limit our ability to utilize available cash flows at the specific property, including paying distributions.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

A recently completed acquisition of office and development real property subjects us to various risks which could adversely affect our operating results.

On April 24, 2007, we purchased 24 properties and 11 developments sites from Blackstone Real Estate Advisors for $2.875 billion (the “Blackstone Transaction”).  We purchased the properties on an as is, where is basis and with all faults and defects, without any representations or warranties, except as expressly set forth in the Purchase Agreement. The properties are located in Los Angeles and Orange County, California and total approximately 7.7 million rentable square feet and developable land estimated to support approximately 2.2 million square feet of improvements.

Risks associated with the acquisition of the Properties include:

•	the Properties may fail to perform as expected;

•	while we intend to seek a joint venture partner, we may be unable to successfully find such a partner;

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

Dated:	August 9, 2007

MAGUIRE PROPERTIES, INC.

By:	/s/Robert F. Maguire III
Robert F. Maguire III
Chairman and Chief Executive Officer

By:	/s/Martin A. Griffiths
Martin A. Griffiths
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)