Form 10-Q/A
period 2007-06-30
MAGUIRE PROPERTIES INC
filed 2007-09-28
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission File Number: 001-31717

MAGUIRE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1733 Ocean Avenue, Suite 400 Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

(310) 857-1100
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value per share	Outstanding at August 8, 2007 47,211,200

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Maguire Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, initially filed with the Securities and Exchange Commission on August 9, 2007, is being filed to revise Part II, Item 4, “Submission of Matters to a Vote of Security Holders” to include the voting results from our 2007 Annual Meeting of Stockholders held on June 5, 2007 and Part II, Item 6, “Exhibits” to include certain agreements, which are filed as Exhibits 99.2 through 99.7 hereto.

For convenience and ease of reference, we are filing this Quarterly Report on Form 10-Q/A in its entirety with the above indicated changes. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 4 and 6 of Part II of our Form 10-Q originally filed on August 9, 2007 have been amended and restated in their entirety.  This Form 10-Q/A does not reflect any events that occurred after the date of our original Form 10-Q.  No attempt has been made in this Form 10-Q/A to modify or update our previously reported financial results or other disclosures as presented in the August 9, 2007 Form 10-Q, except for Items 4 and 6 of Part II.

As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A.

MAGUIRE PROPERTIES, INC.
FORM 10-Q/A
(Amendment No. 1)
FOR THE QUARTER ENDED JUNE 30, 2007

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
Investments in real estate:
Land	$583,699	$379,341
Buildings and improvements	4,094,703	2,421,775
Land held for development and construction in progress	507,739	342,780
Tenant improvements	303,819	214,020
Furniture, fixtures and equipment	17,201	16,755
	5,507,161	3,374,671
Less: accumulated depreciation	(408,610)	(357,422)
	5,098,551	3,017,249
Assets associated with real estate held for sale	148,754	–
Net real estate	5,247,305	3,017,249

Cash and cash equivalents	207,871	101,123
Restricted cash	251,398	99,150
Rents and other receivables, net	30,624	19,766
Deferred rents	43,058	39,262
Due from affiliates	3,751	8,217
Deferred leasing costs and value of in-place leases, net	246,442	146,522
Deferred loan costs, net	43,239	23,808
Acquired above market leases, net	32,581	21,848
Other assets	8,845	10,406
Investment in unconsolidated joint venture	21,399	24,378
Total assets	$6,136,513	$3,511,729

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$5,232,969	$2,794,349
Accounts payable and other liabilities	175,351	153,046
Dividends and distributions payable	24,934	24,934
Capital leases payable	5,507	5,996
Acquired below market leases, net	188,225	72,821
Obligations associated with real estate held for sale	119,774	–
Total liabilities	5,746,760	3,051,146

Minority interests	18,981	28,671
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
47,211,200 and 46,985,241 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	472	470
Additional paid-in capital	687,882	680,980
Accumulated deficit and dividends	(331,730)	(257,124)
Accumulated other comprehensive income, net	14,048	7,486
Total stockholders’ equity	370,772	431,912
Total liabilities, minority interests and stockholders’ equity	$6,136,513	$3,511,729

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of June 30, 2007, construction in progress and predevelopment costs were $283.5 million and land held for development was $224.2 million.  As of December 31, 2006, construction in progress and predevelopment costs were $173.1 million and land held for development was $169.7 million.  Interest capitalized for the six months ended June 30, 2007 and June 30, 2006 were $11.3 million and $6.5 million, respectively.  Interest capitalized during the three months ended June 30, 2007 and June 30, 2006 were $6.3 million and $3.6 million, respectively.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2007 and December 31, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet

One California Plaza	Los Angeles, CA	991,836
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
Stadium Gateway	Anaheim, CA	272,826
San Diego Tech Center	San Diego, CA	646,630
Wells Fargo Center	Denver, CO	1,211,147
Total		3,863,569

The following table summarizes the Joint Venture condensed balance sheet as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Assets
Investments in real estate	$1,080,017	$1,086,294
Less: accumulated depreciation and amortization	(58,724)	(42,301)
	1,021,293	1,043,993
Cash and cash equivalents including restricted cash	15,028	15,372
Rents, deferred rents and other receivables	18,099	11,414
Deferred charges, net	62,054	64,795
Other assets	13,132	16,381
Total assets	$1,129,606	$1,151,955

Liabilities and members’ equity
Loans payable	$810,178	$810,181
Accounts payable, accrued interest payable and other liabilities	21,605	30,399
Acquired lease obligations, net	14,517	16,674
Total liabilities	846,300	857,254

Member equity	283,306	294,701
Total members’ equity	283,306	294,701
Total liabilities and members’ equity	$1,129,606	$1,151,955

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

The following table summarizes the income and expense components that comprise income from discontinued operations for the three and six months ended June 30, 2007 and June 30, 2006 (in thousands):

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

expire in May 2011.  We agreed to assume certain spaces that they have subleased at 2600 Michelson and 18581 Teller.

On July 11, 2007 we entered into an agreement with EuroHypo to refinance the existing $210.0 million mortgage on KPMG Tower in Downtown Los Angeles with a new $450.0 million five-year variable rate mortgage.

Subsequent to June 30, 2007, we entered into an agreement to sell Regents Square I & II, located in La Jolla, California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MAGUIRE PROPERTIES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of Amendment No. 1 of this report on Form 10-Q/A.  In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2006.  Those risks continue to be relevant to our performance and financial condition.  Moreover, we operate in a highly competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

After we closed the Blackstone Transaction, we sold 8 of the 24 properties acquired and 3 of the 11 development sites which we determined to be non-core assets. Five office properties and two development sites were sold to Bixby Land Company for approximately $344.8 million including the following properties: Inwood Park and the Inwood Park development site, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch and the Bixby Ranch development site (the “Bixby Transaction”).  Three office properties and one development site were sold to Mullrock 4, LLC for approximately $310.0 million including the following properties:  Lincoln Town Center, Tower 17.

We also sold two office properties located in San Diego, California that were not acquired in the Blackstone Transaction, Wateridge Plaza, which closed on May 2 and Pacific Center, which closed on July 3, 2007, to an entity controlled by GE Asset Management for approximately $298.2 million (the “GE Transaction”).

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

Interest Expense

Interest expense for our Same Properties Portfolio increased $3.7 million, or 11.6%, primarily due to a $10.0 million increase in interest expense related to 2006 refinancing of the 777 Tower, Gas Company Tower and Glendale Center mortgage loans and the April 2007 refinancing of Wells Fargo Tower, offset by a $6.0 million interest expense savings due to the pay-off of the CWP Acquisition Term Loan in 2006.

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

Obligation	2007	2008	2009	2010	2011	Thereafter	Total

Long term debt - Continuing Operations	$—	$381,663	$219,926	$103,266	$209,081	$4,319,033	$5,232,969
Company share of unconsolidated joint venture debt (1)	48	565	597	28,040	21,200	111,200	161,650
Interest payments-consolidated debt (2)	120,898	241,716	241,716	236,890	235,009	888,901	1,965,130
Company share of unconsolidated joint venture interest payments (1)	4,329	8,644	8,592	8,563	7,228	21,704	59,060
Capital leases payable (3)	1,881	2,436	1,293	870	263	16	6,759
Company share of unconsolidated joint venture capital leases payable (3)	22	44	23	23	23	27	162
Property disposition obligations (4)	4,536	4,638	418	418	418	691	11,119
Operating lease obligations (5)	772	1,487	1,528	1,571	1,609	5,868	12,835
Tenant-related commitments (6)	51,217	24,845	2,431	706	619	2,893	82,711
Company share of unconsolidated tenant-related commitments (6)	1,284	203	536	400	434	—	2,857
Construction obligations (7)	59,201	14,097	—	—	—	—	73,298
Parking easement obligations (8)	759	1,516	1,515	1,416	1,233	—	6,439
Ground leases (9)	1,422	2,844	2,844	2,844	2,844	304,663	317,461
Company share of unconsolidated joint venture ground leases (10)	131	261	261	261	261	26,136	27,311
Total as of June 30, 2007	$246,500	$684,959	$481,680	$385,268	$480,222	$5,681,132	$7,959,761
__________
(1)	The company’s share of the unconsolidated joint venture debt is 20%.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

The table below lists our principal derivative instruments and their fair values as of June 30, 2007 (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Accreting interest rate cap	126,501	5.50%	10/1/2006	10/1/2008	118
Interest rate swap	425,000	5.56%	9/9/2007	8/9/2012	(4,258)
Interest rate swap	88,000	5.88%	6/19/2009	6/19/2019	(558)
Interest rate cap	117,000	6.00%	6/9/2007	5/9/2009	61
Interest rate cap	109,000	6.50%	4/24/2007	5/1/2009	17
Interest rate cap	200,000	6.50%	4/24/2007	5/1/2008	–
Total					$(4,620)

Item 4.	Controls and Procedures.

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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of our business, we are frequently subject to tort claims and other claims and administrative proceedings, none of which we currently believe would have a material adverse effect on us.

Item 1A.	Risk Factors.

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

Certain risk factors are identified in our annual report on Form 10-K filed for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)     Recent Sales of Unregistered Securities - None.

(b)     Use of Proceeds from Unregistered Securities - None.

(c)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers - None.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Stockholders was held on June 5, 2007.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act, and there was no solicitation in opposition to that of management.

Proposal 1 concerned the election of directors for a one-year term expiring at our 2008 Annual Meeting of Stockholders.  All of the nominees for director listed in the proxy statement were elected pursuant to the process described in the proxy statement, with the number of votes cast as follows:

Name of Nominee	Votes “FOR”	Votes “WITHHELD”
Robert F. Maguire III	43,018,932	247,168
Andrea L. Van de Kamp	37,182,561	6,083,539
Lawrence S. Kaplan	37,408,831	5,857,269
Walter L. Weisman	37,179,233	6,086,867
Caroline S. McBride	37,182,352	6,083,748
Lewis N. Wolff	37,408,412	5,857,688

Proposal 2, a proposal to ratify the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTES”
42,418,528	838,914	8,658	–

Proposal 3, a proposal to approve the Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties L.P., was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTES”
22,373,003	18,173,529	36,479	2,683,089

Under applicable law, each proposal before our stockholders required the affirmative vote of a majority of the shares of common stock present or represented by proxy.  With respect to Proposals 1 and 2, abstentions and broker non-votes were not counted in determining the number of shares necessary for approval.  With respect to Proposal 3, abstentions and broker non-votes were given the effect of a vote against the proposal.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

31.1*	Certification of Principal Executive Officer dated September 28, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer dated September 28, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer dated September 28, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).
32.2**	Certification of Principal Financial Officer dated September 28, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).
99.1	Purchase Agreement dated as of February 13, 2007.	8-K	001-31717	99.2	February 20, 2007
99.2*
Credit Agreement dated as of April 24, 2007 among Maguire Properties, Inc., Maguire Properties, L.P., and Maguire Properties Holdings III, LLC, as Borrowers, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and the financial institutions party thereto.

99.3*	Loan Agreement dated as of April 4, 2007 between North Tower, LLC, as Borrower, and Lehman Ali Inc., and Greenwich Capital Financial Products, Inc., together, as Lender.
99.4*	Loan Agreement dated as of April 24, 2007 between Maguire Properties-550 South Hope, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender.
99.5*	Loan Agreement dated as of April 24, 2007 between Maguire Properties-Griffin Towers, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
99.6*	Loan Agreement dated as of April 24, 2007 between Maguire Properties-Two Cal Plaza, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender.
99.7*	Loan Agreement dated as of April 24, 2007 between Maguire Properties-1920 Main Plaza, LLC, and Maguire Properties-2010 Main Plaza, LLC, as Co-Borrowers, and Column Financial, Inc., as Lender.
__________
*	Filed herewith.
**           Furnished herewith.
(1)
This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any registration statement of the Company filed under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of September 28, 2007

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ ROBERT F. MAGUIRE III
Robert F. Maguire III
Chairman and Chief Executive Officer
(Principal executive officer)

By:	/s/ MARTIN A. GRIFFITHS
Martin A. Griffiths
Executive Vice President and
Chief Financial Officer
(Principal financial officer)