Form 10-Q
period 2007-09-30
MAGUIRE PROPERTIES INC
filed 2007-11-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at November 1, 2007 47,182,636

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
Investments in real estate:
Land	$641,927	$379,341
Acquired ground lease	55,617	–
Buildings and improvements	4,103,253	2,421,775
Land held for development and construction in progress	323,264	342,780
Tenant improvements	323,320	214,020
Furniture, fixtures and equipment	17,455	16,755
	5,464,836	3,374,671
Less: accumulated depreciation	(441,026)	(357,422)
Net investments in real estate	5,023,810	3,017,249

Cash and cash equivalents	217,156	101,123
Restricted cash	257,733	99,150
Rents and other receivables, net	27,029	19,766
Deferred rents	45,495	39,262
Due from affiliates	3,366	8,217
Deferred leasing costs and value of in-place leases, net	234,376	146,522
Deferred loan costs, net	42,199	23,808
Acquired above market leases, net	29,987	21,848
Other assets	11,283	10,406
Investment in unconsolidated joint venture	19,557	24,378
Total assets	$5,911,991	$3,511,729

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$5,066,116	$2,794,349
Accounts payable and other liabilities	195,030	153,046
Dividends and distributions payable	24,892	24,934
Capital leases payable	4,922	5,996
Acquired below market leases, net	174,680	72,821
Total liabilities	5,465,640	3,051,146

Minority interests	26,624	28,671
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common Stock, $0.01 par value, 100,000,000 shares authorized,
47,182,636 and 46,985,241 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	472	470
Additional paid-in capital	689,839	680,980
Accumulated deficit and dividends	(268,830)	(257,124)
Accumulated other comprehensive (loss) income, net	(1,854)	7,486
Total stockholders’ equity	419,727	431,912
Total liabilities, minority interests and stockholders’ equity	$5,911,991	$3,511,729

See accompanying notes to consolidated financial statements

.MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenue:
Rental	$98,313	$59,393	$244,486	$182,453
Tenant reimbursements	27,782	20,981	76,156	62,450
Hotel operations	6,705	6,551	19,954	20,115
Parking	12,889	9,202	34,924	29,425
Management, leasing and development services	1,716	2,901	6,586	6,017
Interest and other	5,521	6,572	10,497	9,783
Total revenue	152,926	105,600	392,603	310,243

Expenses:
Rental property operating and maintenance	35,625	21,765	88,679	61,770
Hotel operating and maintenance	4,208	4,243	12,598	12,690
Real estate taxes	14,467	6,839	34,902	23,625
Parking	4,239	3,132	10,911	9,017
General and administrative	8,973	8,559	27,888	23,155
Other expense	1,949	136	3,127	527
Depreciation and amortization	60,421	30,594	144,317	92,939
Interest	70,081	30,147	162,182	91,124
Loss from early extinguishment of debt	12,440	3,829	20,776	8,579
Total expenses	212,403	109,244	505,380	323,426
Loss from continuing operations before equity in net loss
of unconsolidated joint venture and minority interests	(59,477)	(3,644)	(112,777)	(13,183)
Equity in net loss of unconsolidated joint venture	(485)	(149)	(1,723)	(2,959)
Gain on sale of real estate	–	–	–	108,469
Minority interests allocated to continuing operations	8,777	1,166	17,486	(11,560)
(Loss) income from continuing operations	(51,185)	(2,627)	(97,014)	80,767

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate and minority interests	(2,214)	(3,299)	(14,874)	(7,468)
Gain on sale of real estate	161,497	–	195,387	–
Minority interests allocated to discontinued operations	(21,598)	449	(24,484)	1,031
Income (loss) from discontinued operations	137,685	(2,850)	156,029	(6,437)

Net income (loss)	86,500	(5,477)	59,015	74,330
Preferred stock dividends	(4,766)	(4,766)	(14,298)	(14,298)

Net income (loss) available to common stockholders	$81,734	$(10,243)	$44,717	$60,032

Basic income (loss) per common share:
(Loss) income from continuing operations available to common stockholders	$(1.20)	$(0.16)	$(2.38)	$1.44
Income (loss) from discontinued operations	2.94	(0.06)	3.34	(0.14)
Net income (loss) available to common stockholders	$1.74	$(0.22)	$0.96	$1.30
Weighted average number of common shares outstanding	46,870,588	46,565,959	46,710,150	46,151,631

Diluted income (loss) per common share:
(Loss) income from continuing operations available to common stockholders	$(1.19)	$(0.16)	$(2.38)	$1.42
Income (loss) from discontinued operations	2.93	(0.06)	3.34	(0.14)
Net income (loss) available to common stockholders	$1.74	$(0.22)	$0.96	$1.28
Weighted average number of common and common equivalent shares outstanding	46,893,916	46,565,959	46,767,168	46,986,534

See accompanying notes to consolidated financial statements

.MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Net income	$59,015	$74,330

Other comprehensive income:
Change in fair value of interest rate instruments, net	(19,285)	8,834
Deferred gain on termination of interest rate swap agreement, net	8,486	(5,803)
Minority interests	1,459	(502)
Comprehensive income	$49,675	$76,859

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net income:	$59,015	$74,330
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations)
Minority interests	6,998	10,529
Equity in net loss of unconsolidated joint venture	1,723	2,959
Operating distributions received from unconsolidated joint venture	2,490	4,282
Gain on sale of real estate	(195,387)	(108,469)
Depreciation and amortization	151,176	104,030
Deferred rent expense	1,202	–
Provision for doubtful accounts	1,209	–
Revenue recognized related to below market
leases, net of acquired above market leases	(19,915)	(6,779)
Compensation expense for equity-based awards	6,200	5,558
Loss on early extinguishment of debt	30,658	5,554
Amortization of deferred loan costs	4,100	3,817
Amortization of hedge ineffectiveness	182	–
Amortization of deferred gain from sale of interest rate swaps	(325)	(5,698)
Changes in assets and liabilities:
Rents and other receivables	(8,472)	(1,585)
Deferred rents	(9,049)	(7,039)
Due from affiliates	4,851	975
Deferred leasing costs	(19,124)	(12,317)
Other assets	17,223	15,698
Accounts payable and other liabilities	22,825	(9,509)
Net cash provided by operating activities	57,580	76,336

Cash flows from investing activities:
Acquisition of real estate	(2,908,322)	(194,807)
Expenditures for improvements to real estate	(197,451)	(113,886)
Proceeds from sale of real estate to unconsolidated joint venture, net	–	343,488
Proceeds from disposition of real estate	663,533	–
Increase in restricted cash	(158,583)	(98,258)
Net cash used in investing activities	(2,600,823)	(63,463)

Cash flows from financing activities:
Proceeds from mortgage loans	3,395,645	737,950
Proceeds from term loan	400,000	56,476
Proceeds from construction loans	143,594	–
Principal payments on mortgage loans	(745,163)	(310,864)
Principal payments on term loan	(400,000)	(248,000)
Principal payments on other secured loans	(15,000)	(50,000)
Repayments on revolving credit facility	–	(83,000)
Payment of loan costs	(45,101)	(13,961)
Payment of refinancing deposits	–	(3,266)
Other financing activities	2,640	(974)
Proceeds received from sale leaseback of real estate	–	25,319
Principal payments on capital leases	(1,663)	(1,509)
Proceeds received from stock option exercise	3,934	5,614
Payment of dividends to preferred stockholders	(14,298)	(14,298)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(65,312)	(64,753)
Net cash provided by financing activities	2,659,276	34,734
Net increase in cash and cash equivalents	116,033	47,607
Cash and cash equivalents at beginning of period	101,123	45,034
Cash and cash equivalents at end of period	$217,156	$92,641

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$164,375	$103,843

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$22,581	$29,013
Accrual for dividends and distributions declared	24,892	24,934
Buyer assumption of mortgage loans secured by properties sold	498,800	661,250
Fair value of forward starting interest rate swaps assigned to mortgage lenders	14,745	4,188
(Decrease) increase in fair value of interest rate swaps and caps	(19,444)	8,834
Operating partnership units converted to common stock	–	14,106

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this report refer to Maguire Properties, Inc.  Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 86.4% interest, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”), Maguire Properties TRS Holdings II, Inc., Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado.  These locales primarily consist of office properties, parking garages, a retail property and a hotel.  We are a full service real estate company, and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

Through our Operating Partnership, as of September 30, 2007, we own whole or partial interests in 38 office and retail projects, a 350-room hotel and offsite parking garages and on-site structured and surface parking (our “Total Portfolio”).  Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated joint venture formed in conjunction with Macquarie Office Trust (see Note 6 – Investment in Unconsolidated Joint Venture), our share of the Total Portfolio is 18.3 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of September 30, 2007 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	33	68	17,531,435	11,541,923	38,725	17,531,435	11,541,923	38,725
Unconsolidated joint venture	6	20	3,864,399	2,401,693	8,247	772,880	480,339	1,649
Total	39	88	21,395,834	13,943,616	46,972	18,304,315	12,022,262	40,374

Percentage leased			85.6%			84.2%

We provide management, leasing and development services to the Joint Venture, for which we earn customary fees.  We also manage certain properties owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, for which we earn customary fees.  (See Note 10 – Related Party Transactions).

As of September 30, 2007, the majority of our Total Portfolio is located in ten Southern California markets: the Los Angeles Central Business District; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a Joint Venture property).

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and footnote discussions normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership as of and for the periods presented have been included.  Our results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year presentation.

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could ultimately differ from those estimates.

The balance sheet data as of December 31, 2006 has been derived from our audited financial statements but does not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with our consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 9, 2007.

3. Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	September 30, 2007	December 31, 2006
Land held for development	$221,011	$169,691
Construction in progress	102,253	173,089
	$323,264	$342,780

As of September 30, 2007, we had three projects under construction:

•	Our project at the Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California;

•	Our building at 17885 Von Karman Avenue at the Washington Mutual Irvine Campus, a 150,000 square foot office building; and

•	Our Mission City Corporate Center, comprised of a 92,000 square foot office building with 128,000 square feet of structured parking, located in San Diego, California.

During the third quarter of 2007, we placed our project at 3161 Michelson Avenue in service.  This property is a 530,000 square foot office building located in Irvine, California with two parking garages totaling approximately 1,338,000 square feet with the capacity to accommodate approximately 5,100 vehicles.  As of September 30, 2007, this property was 59.9% leased (or 23.4% leased after

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

excluding the lease rejected by New Century in a stipulation agreement executed after September 30, 2007).  (See Note 18 – Subsequent Events).

We also own undeveloped land adjacent to certain of our other properties primarily located in submarkets including Downtown Los Angeles, the Tri-Cities, Orange County and San Diego County that we believe can support approximately 16 million net rentable square feet of office, retail, hotel, structured parking and residential uses.

For the three and nine months ended September 30, 2007, we capitalized $8.0 million and $19.3 million, respectively, of interest directly associated with and incremental to projects under development.  For the three and nine months ended September 30, 2006, interest capitalized totaled $4.1 million and $10.6 million, respectively.

4. Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $1.2 million and $17,000 as of September 30, 2007 and December 31, 2006, respectively.  For the nine months ended September 30, 2007, we recorded a provision for doubtful accounts of $1.2 million.

5. Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006
Acquired above market leases
Gross amount	$44,345	$30,998
Accumulated amortization	(14,358)	(9,150)
Net balance	$29,987	$21,848

Acquired in-place leases
Gross amount	$247,389	$139,380
Accumulated amortization	(95,408)	(68,138)
Net	$151,981	$71,242

Acquired below market leases
Gross amount	$(225,851)	$(101,153)
Accumulated amortization	51,171	28,332
Net	$(174,680)	$(72,821)

Amortization of acquired below market leases, net of acquired above market leases, was $9.8 million and $19.3 million for the three and nine months ended September 30, 2007, respectively, while the amortization for the same periods in 2006 was $1.5 million and $5.9 million, respectively.  Amortization related to discontinued operations was $0.1 million and $0.6 million for the three and nine months ended September 30, 2007, respectively, while the amortization for the same periods in 2006 was $0.3 million and $0.9 million, respectively.  The amortization of acquired above and below market leases is included in rental income in the consolidated statements of operations.

Amortization of acquired in-place leases for continuing operations was $15.7 million and $35.9 million for the three and nine months ended September 30, 2007, respectively, while the amortization for the same periods in 2006 was $5.1 million and $16.2 million, respectively.  Amortization related to discontinued operations was $0.2 million and $2.0 million for the three and nine months ended September 30, 2007, respectively, while the amortization for the same periods in 2006 was $1.2 million and $4.2 million, respectively.  The amortization of acquired in-place leases is included in depreciation and amortization in the consolidated statements of operations.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Investment in Unconsolidated Joint Venture

We own a 20% interest in the Joint Venture and are responsible for day-to-day operations of the properties.  We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing.  Additionally, we are entitled to outperformance distributions based on the results of the Joint Venture.

As of September 30, 2007 and December 31, 2006, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet
Wells Fargo Center	Denver, CO	1,211,773
One California Plaza	Los Angeles, CA	991,836
San Diego Tech Center	San Diego, CA	646,834
Washington Mutual Campus	Irvine, CA	414,595
Cerritos Corporate Center	Cerritos, CA	326,535
Stadium Gateway	Anaheim, CA	272,826
Total		3,864,399

The Joint Venture’s condensed balance sheet is as follows (in thousands):

	September 30, 2007	December 31, 2006
Assets
Investments in real estate	$1,082,087	$1,086,294
Less: accumulated depreciation and amortization	(67,135)	(42,301)
	1,014,952	1,043,993
Cash and cash equivalents including restricted cash	15,968	15,372
Rents, deferred rents and other receivables	15,938	11,414
Deferred charges, net	59,076	64,795
Other assets	12,570	16,381
Total assets	$1,118,504	$1,151,955

Liabilities and Members’ Equity
Loans payable	$810,176	$810,181
Accounts payable, accrued interest payable and other liabilities	25,024	30,399
Acquired below market leases, net	13,462	16,674
Total liabilities	848,662	857,254

Members’ equity	269,842	294,701
Total liabilities and members’ equity	$1,118,504	$1,151,955

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Joint Venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Rental	$21,925	$19,683	$61,650	$57,003
Tenant reimbursements	6,892	7,555	22,243	20,925
Parking	2,099	2,008	6,498	5,668
Interest and other	50	126	415	748
Total revenue	30,966	29,372	90,806	84,344

Expenses:
Rental property operating and maintenance	6,046	6,281	18,419	17,287
Real estate taxes	3,738	3,160	10,700	9,482
Parking expenses	504	387	1,346	1,144
Depreciation and amortization	12,172	10,477	36,569	39,727
Interest	11,046	11,095	32,788	32,311
Other	1,277	1,325	3,413	3,051
Total expenses	34,783	32,725	103,235	103,002

Net loss	$(3,817)	$(3,353)	$(12,429)	$(18,658)

Company share	$(764)	$(671)	$(2,486)	$(3,731)
Intercompany eliminations	279	522	763	772
Equity in net loss of unconsolidated joint venture	$(485)	$(149)	$(1,723)	$(2,959)

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Mortgage and Other Secured Loans

Mortgage Loans

Our outstanding mortgage loans are as follows (in thousands, except percentages):

			Principal Outstanding as of
	Maturity Date	Interest Rate (1)	September 30, 2007	December 31, 2006
Floating Rate Debt

Construction Loans:
3161 Michelson (2), (3)	9/28/2008	LIBOR + 2.25%	$194,937	$113,473
Lantana Media Campus (4)	3/31/2009	LIBOR + 1.50%	26,619	–
WAMU (4)	12/30/2008	LIBOR + 1.80%	20,900	501
Mission City (4)	2/22/2009	LIBOR + 1.80%	15,112	–
Total construction loans			257,568	113,974

Variable Rate Mortgage Loans:
Griffin Towers (5)	5/1/2008	LIBOR + 1.90%	200,000	–
500-600 Parkway (6)	5/9/2009	LIBOR + 1.35%	97,750	–
Brea Corporate Place (7)	5/1/2009	LIBOR + 1.95%	70,468	–
Brea Financial Commons (7)	5/1/2009	LIBOR + 1.95%	38,532	–
Total variable rate mortgage loans			406,750	–

Variable Rate Swapped to Fixed Rate:
KPMG Tower (8)	10/9/2012	LIBOR + 1.60%	364,894	–
Total floating rate debt			1,029,212	113,974

Fixed Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	–
Wells Fargo Tower	7/1/2010	4.68%	–	248,331
Two California Plaza (9)	5/6/2017	5.50%	465,649	–
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
777 Tower (9)	11/1/2013	5.84%	269,013	268,523
US Bank Tower	7/1/2013	4.66%	260,000	260,000
KPMG Tower	11/1/2011	5.14%	–	210,000
550 South Hope Street (9)	5/6/2017	5.67%	198,211	–
Park Place I	11/1/2014	5.64%	170,000	170,000
City Tower (9)	5/10/2017	5.85%	139,809	–
Glendale Center	8/11/2016	5.82%	125,000	125,000
City Plaza (9)	5/10/2017	5.80%	109,956	–
500 Orange Tower (9)	5/6/2017	5.88%	108,996	–
2600 Michelson (9)	5/10/2017	5.69%	108,966	–
Park Place II	3/11/2012	5.39%	100,000	100,000
Stadium Towers Plaza (9)	5/11/2017	5.78%	99,095	–
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
18301 Von Karman (9)	5/10/2017	5.73%	94,107	–
1920 Main Plaza (9)	5/10/2017	5.51%	80,115	–
2010 Main Plaza (9)	5/10/2017	5.51%	79,052	–
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City - 3800 Chapman	5/6/2017	5.93%	44,370	–
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
18581 Teller (9)	5/6/2017	5.65%	19,815	–
Total fixed rate debt			4,036,904	2,396,604

Properties disposed of in 2007:
Pacific Center	5/6/2016	5.76%	–	117,291
Regents Square	4/1/2012	5.13%	–	103,600
Wateridge Plaza	4/9/2008	LIBOR + 1.75%	–	47,880
Wateridge Plaza Mezzanine	4/9/2008	LIBOR + 1.75%	–	15,000
Total properties disposed of in 2007			–	283,771
Total consolidated debt			$5,066,116	$2,794,349

__________
(1)	The September 30, 2007 one-month LIBOR rate of 5.12% was used to calculate interest on the variable rate loans.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(3)	Three one-year extensions are available at our option subject to certain conditions.
(4)	One one-year extension available at our option subject to certain conditions.
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

(8)
This loan bears interest at a rate of LIBOR plus 1.60%.  We have entered into a forward-starting interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564% for an all-inclusive rate of 7.16%.

(9)	These loans are reflected net of the related debt discount. At September 30, 2007, the discount for all loans referenced totals approximately $17 million.

As of September 30, 2007 and December 31, 2006, one-month LIBOR was 5.12% and 5.32%, respectively.  The weighted average interest rate of our debt was 5.81% and 5.36% as of September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, $1.0 billion of our consolidated debt may be prepaid without penalty, $3.8 billion may be defeased after various lockout periods (as defined in the underlying loan agreements) and $0.3 billion contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt if not paid on or after various dates (as specified in the underlying loan agreements).

Certain mortgage and other secured loans are guaranteed by the Operating Partnership and/or one of its wholly owned subsidiaries.

On September 12, 2007, we completed a new $400.0 million, five-year variable rate interest-only refinancing with EuroHypo AG, New York Branch, for our KPMG Tower property.  This mortgage loan bears interest at a variable rate of LIBOR plus 1.50%.  We entered into a forward-starting interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.  Per an agreement with EuroHypo, they are able to increase the spread on the loan as part of the syndication process.  As a result, the spread on the loan will increase upon syndication by 10 basis points to 1.60% resulting in an all inclusive rate of 7.16%.  As of September 30, 2007, the amount borrowed under this loan is $364.9 million.  The remaining $35.1 million is available to be drawn in future periods to pay for tenant improvements, leasing commissions and debt service related to the KPMG Tower.

The net proceeds from the KPMG Tower refinancing, after repayment of the existing $210.0 million mortgage loan and payment of closing costs and loan reserves, were approximately $130 million.  The net proceeds were used to repay the outstanding balance on our term loan of $110.5 million and for general corporate purposes.  A loss from early extinguishment of debt of $8.4 million was recorded as part of continuing operations in the three months ended September 30, 2007 in connection with the refinancing of this loan.

On April 4, 2007, we completed a new $550.0 million, ten-year fixed rate interest-only financing on the Wells Fargo Tower.  The net proceeds from the financing, after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves, were approximately $290 million.  The net proceeds were used to fund $175.0 million of the purchase price for the Southern California Equity Office Properties portfolio (“EOP” or the “Blackstone Transaction”) and for general corporate purposes.  A loss on early extinguishment of debt of $4.3 million was recorded in second quarter 2007 as part of continuing operations in connection with the defeasance of this loan.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the first nine months of 2007, we disposed of three office properties: Wateridge Plaza, Pacific Center and Regents Square.  The mortgage loans related to Pacific Center and Regents Square were assumed by the buyers upon disposal while the Wateridge Plaza loans were repaid upon disposition.  A loss from early extinguishment of debt totaling $1.3 million was recorded as part of discontinued operations related to these loans.  (See Note 12 – Discontinued Operations).

Corporate Credit Facility

In connection with our acquisition of the EOP properties (see Note 11 – Acquisitions and Dispositions), we obtained a new $530.0 million corporate credit facility which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility (the “Revolver”).

We used the proceeds from the $400.0 million term loan to help pay for the Blackstone Transaction.  The term loan was repaid as follows (in millions):

Balance drawn at close	$400.0
Repaid in May from proceeds from disposition of properties	(118.4)
Balance, June 30, 2007	281.6
Repaid in July from proceeds from disposition of properties	(171.1)
Repaid in September from proceeds from KPMG Tower refinancing	(110.5)
Balance, September 30, 2007	$—

A loss on early extinguishment of debt totaling $6.7 million was recorded in continuing operations for the nine months ended September 30, 2007 in connection with the repayment of the term loan.

The Revolver matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points.  This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property-owning subsidiaries of our Operating Partnership.  As of September 30, 2007 and through the date of this report, we have no borrowings outstanding under the Revolver.

The terms of the Revolver include certain restrictions and covenants which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens, and the disposition of assets.  The terms also require compliance with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness, and certain investment limitations.  The dividend restriction provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we may not make distributions with respect to our common stock or other equity interests in an aggregate amount in excess of the greater of (1) 95% of funds from operations, as defined, and (2) $1.60 per common share, during any four consecutive fiscal quarters, subject to certain other adjustments.  We were in compliance with the Revolver’s covenants as of September 30, 2007.

The separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Bridge Mortgage Loan

We obtained a $223.0 million, five-year, interest only bridge mortgage loan to help fund the Blackstone Transaction.  This mortgage loan contained no prepayment penalties if repaid within 60 days

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

of closing.  We used net proceeds received from the subsequent disposition of certain properties acquired in the Blackstone Transaction to fully repay this loan in May 2007.

Construction Loans

As of September 30, 2007, we have three projects under development during the third quarter of 2007, all of which are funded through construction loans.  The amount of construction loans for these projects totals $154.5 million, of which $62.6 million has been drawn, leaving approximately $91.9 million available for construction funding as of September 30, 2007.

We also have a construction loan in place at September 30, 2007 to fund the construction of 3161 Michelson, which was placed in service during the third quarter.  Of the $240.0 million available for this project, we have drawn $194.9 million through the end of third quarter 2007.  The remaining $45.1 million is available to be drawn in the future to fund up to $20.0 million in tenant improvements and leasing commissions as we lease the space in this building.

As described above, we replaced our previous $100.0 million revolving credit facility (the “Old Revolver”) with the Revolver in connection with our acquisition of the Southern California Equity Office Properties portfolio.  Our Park Place construction loan, which is secured by our 3161 Michelson property, includes negative financial covenants that were the same as those present in the Old Revolver.  As of September 30, 2007, we were not in compliance with certain of these financial covenants under the Park Place construction loan.  As of the date of this filing, we have come to terms with our lenders to amend the existing loan agreement to amend the financial covenants to be consistent with those contained in the Revolver.  We expect to finalize this agreement shortly.  We were in compliance as of September 30, 2007 on our Park Place construction loan using the financial covenants contained in the Revolver.

8. Derivative Instruments

On March 7, 2007, we entered into a forward-starting interest rate swap agreement to reduce our exposure to interest rate risk on anticipated fixed-rate financing for the Blackstone Transaction with a notional value of $1.48 billion at a swap rate of 5.045%, effective April 23, 2007 and terminating April 23, 2017.  On April 24, 2007, this swap was assigned to each of the three lenders providing fixed-rate mortgage financing secured by assets acquired in the Blackstone Transaction in exchange for lower stated interest rates on the underlying debt.  A deferred gain totaling $16.9 million (or $14.6 million net of minority interests) that was assigned to lenders in connection with property level financing is included in accumulated other comprehensive (loss) income at September 30. 2007.  This deferred gain, along with the corresponding offsetting debt discounts of $16.9 million, which were recorded as reductions to the respective mortgage loans, is being amortized to interest expense over the original life of the swap as required by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.

On June 13, 2007, we entered into a forward-starting interest rate swap agreement to hedge the refinancing of KPMG Tower and an anticipated construction loan for our 207 Goode development project.  The notional amount of the swap is $425.0 million, effective in September 2007, terminating in August 2012 with a fixed pay rate of 5.564%.  (See Note 7 – Mortgage and Other Secured Loans).

On June 18, 2007, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest only mortgage loan starting in June 2009 in connection with the permanent refinancing of our construction loan on the 198,000 square foot Lantana South and Lantana East development projects in Santa Monica, California.  The notional amount of the swap is $88.0 million, effective in June 2009, terminating in June 2019 with a fixed pay rate of 5.883%.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of the forward-starting interest rate swaps outstanding totaling $(19.0) million (or ($16.4) million net of minority interests) is included in accumulated other comprehensive (loss) income as of September 30, 2007.

9. Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by us, which amounted to approximately 13.6% of the total Operating Partnership units for all periods presented.  During the nine months ended September 30, 2007, no Operating Partnership units were redeemed.  As of September 30, 2007 and December 31, 2006, 7,405,916 shares of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.

10. Related Party Transactions

Robert F. Maguire III

We engage in transactions with Robert F. Maguire III, our Chairman and Chief Executive Officer.  We earn management and development fees and leasing commissions from entities controlled by Mr. Maguire, and we lease our corporate offices at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire.  Our lease for 1733 Ocean is a full-service, ten-year lease which commenced in July 2006.

A summary of our transactions and balances with Mr. Maguire is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Management and development fees and leasing commissions	$468	$1,577	$1,409	$2,720
Rent expense	180	150	527	150

	As of Sept. 30, 2007	As of Dec. 31, 2006
Accounts receivable	$809	$663
Accounts payable	(23)	(23)
	$786	$640

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statements of operations.  Balances due from Mr. Maguire are included in due from affiliates and balances due to him are included in accounts payable and other liabilities in the consolidated balance sheets.  Mr. Maguire’s balances were current as of September 30, 2007 and December 31, 2006.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees and leasing commissions from our Joint Venture with Macquarie Office Trust.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of our transactions and balances with the Joint Venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Management and development fees and leasing commissions	$1,222	$1,323	$5,113	$3,253

	As of Sept. 30, 2007	As of Dec. 31, 2006
Accounts receivable	$2,557	$7,554
Accounts payable	(24)	(827)
	$2,533	$6,727

Fees and commissions earned from the Joint Venture are included in management, leasing and development services in our consolidated statements of operations.  Balances due from the Joint Venture are included in due from affiliates while balances due to the Joint Venture are included in accounts payable and other liabilities in the consolidated balance sheets.

The balances due from the Joint Venture as of September 30, 2007 represent fees earned from the Joint Venture, including leasing commissions, and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the Joint Venture.  The balances due from the Joint Venture as of December 31, 2006 primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligations as they came due in accordance with the contribution agreements and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the Joint Venture.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Acquisitions and Dispositions

A summary of property acquisitions and dispositions for the first nine months of 2007 is as follows (in millions, except square footage amounts):

	Location	Net rentable square feet	Period	Mortgage Debt Incurred at Purchase (1)
Properties Acquired:
130 State College	Brea, CA	43,000	Q3	None

EOP properties:
Griffin Towers	Santa Ana, CA	544,000	Q2	$200.0
500-600 City Parkway	Orange, CA	459,000	Q2	117.0
Brea Corporate Place	Brea, CA	328,000	Q2	70.5
Brea Financial Commons	Brea, CA	165,000	Q2	38.5
Two California Plaza	Los Angeles, CA	1,330,000	Q2	470.0
550 South Hope Street	Los Angeles, CA	566,000	Q2	200.0
City Tower	Orange, CA	409,000	Q2	140.0
City Plaza	Orange, CA	324,000	Q2	111.0
500 Orange Tower	Orange, CA	333,000	Q2	110.0
Stadium Towers Plaza	Anaheim, CA	255,000	Q2	100.0
18301 Von Karman	Irvine, CA	220,000	Q2	95.0
1920 Main Plaza	Irvine, CA	306,000	Q2	80.9
2010 Main Plaza	Irvine, CA	281,000	Q2	79.8
2600 Michelson	Irvine, CA	308,000	Q2	110.0
The City – 3800 Chapman	Orange, CA	157,000	Q2	44.4
18581 Teller	Irvine, CA	86,000	Q2	20.0
		6,071,000		$1,987.1

Properties Acquired and Disposed of: (2)
EOP properties:
Inwood Park	Irvine, CA	157,000	Q2	$39.6
1201 Dove Street	Newport Beach, CA	78,000	Q2	21.4
Fairchild Corporate Center	Irvine, CA	105,000	Q2	29.2
Redstone Plaza	Newport Beach, CA	168,000	Q2	49.7
Bixby Ranch	Seal Beach, CA	295,000	Q2	82.6
Lincoln Town Center	Orange, CA	215,000	Q2	71.4
Tower 17	Irvine, CA	231,000	Q2	92.0
1100 Executive Tower	Orange, CA	367,000	Q2	127.0
		1,616,000		512.9
Total EOP properties		7,687,000		$2,500.0

Properties Disposed of:
Wateridge Plaza	San Diego, CA	268,000	Q2	N/A
Pacific Center	Mission Valley, CA	439,000	Q3	N/A
Regents Square	La Jolla, CA	312,000	Q3	N/A
		1,019,000

(1)	For purposes of this schedule, the amount of debt shown is the face value of the debt before any related discounts.
(2)	We also disposed of three development sites as part of these transactions: Inwood Park, Bixby Ranch and 1100 Executive Tower.

During the second quarter of 2007, we purchased 24 office properties and development sites (the EOP properties) from Blackstone Real Estate Advisors for $2.875 billion.  The consolidated statements of operations include the results of operations for these properties commencing with the date of acquisition, April 24, 2007.  The purchase price (before reserves and closing costs) was funded through new mortgage financings of $2.28 billion, a bridge mortgage loan of $223.0 million and a $530.0 million corporate

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

facility comprised of a $400.0 million term loan, which was fully drawn at the time of closing, and a $130.0 million revolving credit facility.  We funded the $175.0 million cash requirement to close this transaction with excess proceeds from the Wells Fargo Tower refinancing.  (See Note 7 – Mortgage and Secured Loans).  After the Blackstone Transaction, we sold eight of the 24 properties and three of the 11 development sites that we determined to be non-core assets.  The proceeds from these sales were used to repay the bridge mortgage loan in its entirety and partially pay down the term loan.  (See Note 7 – Mortgage and Secured Loans).

12. Discontinued Operations

A summary of property dispositions for the first nine months of 2007 is as follows (amounts in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Period	Debt Repaid or Assumed by Buyer at Disposition	Gain on Disposition	Loss on Early Extinguishment
Properties Acquired and Disposed of: (1)
EOP properties:
Inwood Park	Irvine, CA	157,000	Q2	$(39.6)	None	$(1.2)
1201 Dove Street	Newport Beach, CA	78,000	Q2	(21.4)	None	(0.6)
Fairchild Corporate Center	Irvine, CA	105,000	Q2	(29.2)	None	(0.9)
Redstone Plaza	Newport Beach, CA	168,000	Q2	(49.7)	None	(1.5)
Bixby Ranch	Seal Beach, CA	295,000	Q2	(82.6)	None	(2.4)
Lincoln Town Center	Orange, CA	215,000	Q2	(71.4)	None	(0.5)
Tower 17	Irvine, CA	231,000	Q2	(92.0)	None	(0.6)
1100 Executive Tower	Orange, CA	367,000	Q2	(127.0)	None	(0.9)
		1,616,000		$(512.9)		$(8.6)

Properties Disposed of:
Wateridge Plaza	San Diego, CA	268,000	Q2	$(62.9)	$33.9	$(0.4)
Pacific Center	Mission Valley, CA	439,000	Q3	(121.2)	47.4	(0.8)
Regents Square	La Jolla, CA	312,000	Q3	(103.6)	114.1	(0.1)
		1,019,000		$(287.7)	$195.4	$(1.3)

(1)	We also disposed of three development sites as part of these transactions: Inwood Park, Bixby Ranch and 1100 Executive Tower.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for Wateridge Plaza, Pacific Center and Regents Square are reflected in the consolidated statements of operations as discontinued operations for all periods presented.  The results of the Blackstone Transaction office properties are also included in the consolidated statements of operations as discontinued operations from April 24, 2007, the date these properties were acquired.  No gain or loss on the disposal of these properties was recorded in the consolidated statements of operations since the purchase price allocated to these properties at the date of acquisition equals the value recorded upon disposal.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Rental	$2,544	$6,928	$21,072	$19,235
Tenant reimbursements	271	753	2,597	2,162
Parking	191	143	680	419
Other	25	81	151	194
Total revenue	3,031	7,905	24,500	22,010

Expenses:
Rental property operating and maintenance	1,635	1,922	6,134	4,888
Real estate taxes	233	1,179	2,742	2,577
Parking	63	32	143	96
Depreciation and amortization	1,023	3,658	6,859	11,091
Interest	1,300	4,413	13,614	10,826
Loss on extinguishment of debt	991	–	9,882	–
Total expenses	5,245	11,204	39,374	29,478

Loss from discontinued operations before gain
on sale of real estate and minority interests	(2,214)	(3,299)	(14,874)	(7,468)
Gain on sale of real estate	161,497	–	195,387	–
Minority interests attributable to
discontinued operations	(21,598)	449	(24,484)	1,031
Income (loss) from discontinued operations	$137,685	$(2,850)	$156,029	$(6,437)

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of.  No interest expense associated with our term loan or the Revolver has been allocated to discontinued operations.

13. Income Taxes

We are taxed as a REIT under Internal Revenue Code section 856(c).  As a REIT, we are generally not subject to federal income tax.  To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders every year and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates.  We may also be subject to certain state or local income taxes, or franchise taxes.  Under certain circumstances, federal income tax and excise taxes may be due on our undistributed taxable income.

We have elected to treat certain of our existing or newly created subsidiaries as taxable REIT subsidiaries, or TRS.  A TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly, and generally engage in any real estate or non-real estate related business.  A TRS is subject to federal income tax, and our TRS entities generate taxable income resulting in a federal tax liability.  During the three months and nine months ended September 30, 2007, we recorded a tax provision of approximately $0.2 million and $0.6 million, respectively, which is included in other expense in our consolidated statements of operations.  There was no income tax provision or benefit during the three and nine months ended September 30, 2006.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Commitments and Contingencies

Ground and Air Space Leases

Two of the properties acquired as part of the Blackstone Transaction are subject to ground lease obligations: Two California Plaza and Brea Corporate Place.  The ground lease for Two California Plaza expires in 2082 while the ground lease for Brea Corporate Place has an indefinite term.  Ground lease expense for the three and nine months ended September 30, 2007 totaled $0.8 million and $1.3 million, respectively, and is reported as part of other expense in the consolidated statements of operations.  We had no ground lease expense during 2006.

We have an air space lease at Plaza Las Fuentes that expires in 2017, with options to renew for three additional ten-year periods and an option to purchase the land and air space.  Air space lease expense for both the three and nine months ended September 30, 2007 and 2006 totaled $0.2 million and $0.5 million, respectively, and is reported as part of other expense in the consolidated statements of operations.

Our ground and air space leases require us to pay minimum fixed rental amounts, are subject to schedule rent adjustments and include formulas for variable contingent rents.  The ground lease for Two California Plaza is subject to rent adjustments every ten years beginning September 2013 and continuing through expiration.  The lease for Brea Corporate Place is subject to rent adjustments on varying anniversary and reappraisal dates.  The minimum commitment under our ground and air space leases as of September 30, 2007 is as follows (in thousands):

Minimum Commitment
2007	$711
2008	2,844
2009	2,844
2010	2,844
2011	2,844
Thereafter	304,663
$316,750

15. Earnings per Share

Basic net income (loss) available to common stockholders is computed by dividing reported net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) available to common stockholders is computed by dividing reported net income (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during each period.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of earnings per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Income (Numerator)
Net income (loss)	$86,500	$(5,477)	$59,015	$74,330
Less: preferred stock dividends	(4,766)	(4,766)	(14,298)	(14,298)
Income (loss) available to common stockholders	$81,734	$(10,243)	$44,717	$60,032

Shares (Denominator)
Weighted average number of common shares outstanding (basic)	46,870,588	46,565,959	46,710,150	46,151,631
Effect of dilutive securities:
Contingently issuable shares	–	–	–	671,435
Nonvested stock	10,685	–	34,462	43,527
Nonqualified stock options	12,643	–	22,556	119,941
Weighted average number of common and common equivalent shares (diluted)	46,893,916	46,565,959	46,767,168	46,986,534
Basic earnings per share	$1.74	$(0.22)	$0.96	$1.30
Diluted earnings per share	$1.74	$(0.22)	$0.96	$1.28

For the three months ended September 30, 2007, 255,000 shares of nonvested stock and nonqualified stock options totaling 36,000 shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the nine months ended September 30, 2007, 27,000 shares of nonvested stock and nonqualified stock options totaling 33,000 shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the three months ended September 30, 2006, 871,000 contingently issuable shares related to the Executive Equity Plan, 307,000 nonqualified stock options and 413,000 shares of unvested stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

16. Share-Based Payments

We have various stock compensation plans that are more fully described in Note 8 to the consolidated financial statements in our 2006 Annual Report on Form 10-K/A.

Compensation expense, which is included in general and administrative expense in the consolidated statements of operations, was $2.2 million and $6.2 million for the three and nine months ended September 30, 2007, respectively.  For the three and nine months ended September 30, 2006, we recorded $2.4 million and $5.5 million, respectively, related to our stock compensation plans.

As of September 30, 2007, the total unrecognized compensation cost related to unvested share-based payments totaled $24.4 million and is expected to be recognized over a weighted average period of approximately 3 years.

17. Recently Adopted Accounting Pronouncements

FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes.  FIN 48 prescribes a comprehensive model

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities.  The adoption of FIN 48 on January 1, 2007 did not have a material impact on our results of operations, financial position or cash flows.

18. Subsequent Events

On October 29, 2007, we contributed our office property located at 18301 Von Karman located in Irvine, California to a joint venture for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the $95.0 million mortgage loan.  These loan reserves are included in restricted cash in the consolidated balance sheet at September 30, 2007.  Additionally, we entered into a master lease with the joint venture for approximately 41,000 square feet of vacant space in the building at market rental rate from the date of contribution for a period of up to 12 months, resulting in a contingent obligation of approximately $2 million.  We retain a 1% equity interest and a 2% preferred interest in the joint venture.

On October 26, 2007, we entered into a stipulation agreement with New Century that was filed with the United States Bankruptcy Court in the District of Delaware.  The Bankruptcy Court approved the stipulation agreement by an order dated November 6, 2007.  Pursuant to the stipulation agreement, Maguire Properties and New Century agreed to bifurcate the leases at Park Place with the result that New Century would continue to lease certain space through January 31, 2008 (subject to three month-to-month extension options) but would reject the balance of the space effective September 1, 2007.  The lease space continued at Park Place totals approximately 95,000 square feet while the lease space rejected totals approximately 172,000 square feet.  New Century is current in paying its rent through September 30, 2007 on its Park Place leases, although the September rent attributable to the rejected space will be credited against rent due for the continuing space per the terms of the stipulation agreement.  In addition, the stipulation agreement provides for the rejection of the lease at 3161 Michelson, covering approximately 194,000 square feet, effective as of September 1, 2007.  We also reached agreement with New Century as to the amount of our rejection damage claims associated with the Park Place leases and the 3161 Michelson lease.  Those claims will be treated under a Chapter 11 plan, but neither treatment nor the possible value of distributions will be known until a plan is filed with the Bankruptcy Court.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MAGUIRE PROPERTIES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Part I of this Quarterly Report on Form 10-Q.

Overview

We are a self-administered and self-managed real estate investment trust, and we operate as a REIT for federal income tax purposes.  We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District.  We are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.  We are a full service real estate company with substantial in-house expertise and resources in property management, marketing, leasing, acquisitions, development and financing.

Through Maguire Properties, L.P. (the “Operating Partnership”), we own whole or partial interests in 38 office and retail projects, a 350-room hotel and offsite parking garages and on-site structured and surface parking (“Total Portfolio”).  Excluding the 80% interest that we do not own in Maguire Macquarie Office, LLC (the “Joint Venture”), an unconsolidated Joint Venture we own in conjunction with Macquarie Office Trust, our share of the Total Portfolio is approximately 18.3 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of September 30, 2007 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	33	68	17,531,435	11,541,923	38,725	17,531,435	11,541,923	38,725
Unconsolidated joint venture	6	20	3,864,399	2,401,693	8,247	772,880	480,339	1,649
Total	39	88	21,395,834	13,943,616	46,972	18,304,315	12,022,262	40,374

Percentage leased			85.6%			84.2%

As of September 30, 2007, the majority of our Total Portfolio is located in ten submarkets in Southern California markets: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a Joint Venture property).

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years.  As of September 30, 2007, investment grade rated tenants generated 33.9% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 24.5% of the annualized rent of our Effective Portfolio.  The weighted average remaining lease term of our Effective Portfolio was approximately 4.9 years as of September 30, 2007.

As of September 30, 2007, our Effective Portfolio was 84.2% leased to 1,003 tenants.  Approximately 3.1% of our leased square footage expires during the remainder of 2007 and approximately 9.0% of our leased square footage expires during 2008.

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

Our corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets.  Our leasing strategy focuses on executing long-term leases with creditworthy tenants.  The success of our leasing and development strategy is dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas.  We are optimistic that market conditions will improve during the balance of 2007, as evidenced by generally reduced vacancy rates in our submarkets over the past several years.  However, this is contingent upon continued strong job growth in our markets.

We believe that our in-place rental rates scheduled to expire in 2007 and 2008 have contractual rental rates that are at or below market rental rates which will be prevailing during that time.  However, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.

Current Submarket Information

LACBD, California

Leasing activity in the LACBD continued to improve during the quarter ended September 30, 2007.  Current development activities occurring in the Downtown and Hollywood submarkets have positioned the market on an upward trajectory.  Third quarter net absorption was approximately 87,000 square feet with a year to date positive absorption of 57,949 square feet.  During the third quarter, the direct vacancy rate ranged from 13.7% to 14.0% (or 15.7% overall), which is approximately 1.5% lower than a year ago.  Strong tenant demand, primarily driven by technology, architectural, and law firms looking to renew and expand their leases in the LACBD, is expected to continue during the remainder of 2007.  Class A direct rental rates in the LACBD increased 17.8% from third quarter 2006 to $35.34 per square foot per year in third quarter 2007.  Current vacancy rates have decreased to 9.8% from 12.3% one year ago, with vacancy rates expected to continue to decline.  As of September 30, 2007, our LACBD total portfolio was 86.6% leased, with approximately 1,122,963 square feet available for lease.  Throughout the remainder of 2007, we will be focused on increasing occupancy, primarily at US Bank Tower, which is currently 85.3% leased, but expected to decrease significantly upon the relocation of Latham & Watkins to our KPMG Tower property in mid 2008, and One California Plaza (a Joint Venture property), which is currently 86.2% leased.  Prospects for the Downtown L.A. market are clearly improving and we maintain our view at the top tier buildings of the CBD with access to transportation and amenities as the downtown area continues to be transformed into a true center of the region, with continued activity including the recent opening of Ralphs Market at 9th& Flower Streets and the opening of the Nokia theater.  The closing of the Blackstone Transaction, which added approximately 1.9 million square feet of office space to our LACBD portfolio, increased our concentration in this market.

Los Angeles County, California (excluding LACBD)

In Los Angeles County, particularly the Tri-Cities (Pasadena, Glendale, Burbank) and the L.A. West submarkets, activity remains strong as evidenced by several large tenants in the market in the entertainment, healthcare, and insurance industries.  Unemployment rates remain low and restraints on further growth in these markets indicate continued strong demand from tenants.  Vacancy rates remained in the single digits during the third quarter of 2007 with direct vacancy rates at 5.6% and 6.5% for the third quarter for the Tri-Cities and L.A. West submarkets, respectively.  Specifically, the Pasadena and Glendale submarkets had a direct vacancy rate of approximately 4.1% and 11.3%, respectively.  The direct vacancy rate in the West Side submarket was approximately 6.3%.  Year to date overall absorption was 4,606 and 178,149 for the Tri-Cities and L.A. West submarkets, respectively.  As of September 30, 2007, our Los Angeles County (excluding LACBD) portfolio was 95.3% leased, with approximately 72,362 square feet available for lease.  Throughout 2007, we will be focused on increasing occupancy, primarily at 801 North Brand, which was 86.3% leased at September 30, 2007.

Orange County, California

The Orange County market is expected to experience significant movement as construction activity increases throughout the year.  Construction of approximately 855,044 square feet was completed in the third quarter, of which 530,000 was attributable to our building located at 3161 Michelson Avenue.  The direct office vacancy rate was 9.7% with an overall vacancy of 11% in the third quarter, which reflects about a 2% increase in vacancy from the second quarter.  Despite the downsizing of the subprime mortgage companies, the current unemployment rate in the Orange County market remains at a historically low level of 4.2% and is expected to continue to decrease during the next two years.  The projected job growth alone would reduce the overall vacancy rate by between 4.5% to 6.5%.  The overall average asking lease rate for the Orange County office properties increased from $28.56 per square foot during the third quarter of 2006 to $33.24 per square foot during the third quarter of 2007.  As of September 30, 2007, our Orange County portfolio was 78.4% leased, with approximately 1,642,369 square feet available for lease.  The closing of the Blackstone Transaction, which added approximately 4.2 million square feet of office space in Orange County to our portfolio, increased our concentration in this market.  Throughout 2007, we will be focused on increasing occupancy, primarily at 500 – 600 City Parkway and City Plaza, which were 13.6% and 56.5% leased at September 30, 2007, respectively.  Subsequent to September 30, 2007, Maguire Properties and New Century into a stipulation agreement.  As part of the agreement, New Century rejected certain of its leases at our Park Place and 3161 Michelson properties in Orange County.  The rejection of these leases will result in an additional 339,500 square feet becoming available in the fourth quarter of 2007.

In addition, we expect to complete construction on our 150,000 square foot building at the Washington Mutual Campus in Irvine during the fourth quarter of 2007 and are actively focused on leasing that space.

San Diego County, California

San Diego County has become one of the national leaders in the knowledge-based economy and has been noted as the market with the largest concentration of life science and biotechnical companies.  Due to recent developments, the market experienced a net absorption of approximately 716,000 square feet, bringing the year-to-date total to 958,000 square feet.  Vacancy rates dropped 0.2 percentage points from last quarter to 12.0% while the weighted average asking lease rate for office space remained steady during the third quarter, increasing one cent to $28.44.  As of September 30, 2007, our San Diego County portfolio was 98.8% leased, with approximately 3,507 square feet available for lease.  We expect to complete construction on our 92,000 square foot building at Mission City during the fourth quarter of 2007 and are actively focused on leasing that space.

Development Properties

As of September 30, 2007, we had three projects under construction:

•	Our project at the Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California;

•	Our building at 17885 Von Karman Avenue at the Washington Mutual Irvine Campus, a 150,000 square foot office building; and

•	Our Mission City Corporate Center, comprised of a 92,000 square foot office building with 128,000 square feet of structured parking, located in San Diego, California.

Land cost related to the three projects was $27.5 million as of September 30, 2007.  The total estimated construction budget (excluding land) for these three projects is approximately $154.8 million, of which $74.7 million has been incurred as of September 30, 2007.

We expect the funding for these developments to be provided principally from construction loans and, to a lesser extent, from other liquidity sources, including cash on hand, our line of credit and sales of strategically identified assets.

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

During the third quarter of 2007, we placed our project at 3161 Michelson Avenue in service.  This property is a 530,000 square foot office building located in Irvine, California with two parking garages totaling approximately 1,338,000 square feet with the capacity to accommodate approximately 5,100 vehicles.  As of September 30, 2007, this property was 59.9% leased (or 23.4% leased, excluding the lease rejected by New Century in a stipulation agreement executed after September 30, 2007).  As we lease this property to stabilization, we will continue incurring tenant improvement and leasing commission costs, which will be funded through our existing construction loan.

We also own undeveloped land adjacent to certain of our other properties, primarily located in Downtown Los Angeles, the Tri-Cities, Orange County and San Diego County, that we believe can support approximately 16 million net rentable square feet of office, retail, hotel, structured parking and residential uses.

Acquisitions and Dispositions

A summary of property acquisitions and dispositions for the first nine months of 2007 is as follows (in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Period	Mortgage Debt Incurred at Purchase (1)
Properties Acquired:
130 State College	Brea, CA	43,000	Q3	None

EOP properties:
Griffin Towers	Santa Ana, CA	544,000	Q2	$200.0
500–600 City Parkway	Orange, CA	459,000	Q2	117.0
Brea Corporate Place	Brea, CA	328,000	Q2	70.5
Brea Financial Commons	Brea, CA	165,000	Q2	38.5
Two California Plaza	Los Angeles, CA	1,330,000	Q2	470.0
550 South Hope Street	Los Angeles, CA	566,000	Q2	200.0
City Tower	Orange, CA	409,000	Q2	140.0
City Plaza	Orange, CA	324,000	Q2	111.0
500 Orange Tower	Orange, CA	333,000	Q2	110.0
Stadium Towers Plaza	Anaheim, CA	255,000	Q2	100.0
18301 Von Karman	Irvine, CA	220,000	Q2	95.0
1920 Main Plaza	Irvine, CA	306,000	Q2	80.9
2010 Main Plaza	Irvine, CA	281,000	Q2	79.8
2600 Michelson	Irvine, CA	308,000	Q2	110.0
The City – 3800 Chapman	Orange, CA	157,000	Q2	44.4
18581 Teller	Irvine, CA	86,000	Q2	20.0
		6,071,000		$1,987.1

Properties Acquired and Disposed of: (2)
EOP properties:
Inwood Park	Irvine, CA	157,000	Q2	$39.6
1201 Dove Street	Newport Beach, CA	78,000	Q2	21.4
Fairchild Corporate Center	Irvine, CA	105,000	Q2	29.2
Redstone Plaza	Newport Beach, CA	168,000	Q2	49.7
Bixby Ranch	Seal Beach, CA	295,000	Q2	82.6
Lincoln Town Center	Orange, CA	215,000	Q2	71.4
Tower 17	Irvine, CA	231,000	Q2	92.0
1100 Executive Tower	Orange, CA	367,000	Q2	127.0
		1,616,000		512.9
Total EOP properties		7,687,000		$2,500.0

Properties Disposed of:
Wateridge Plaza	San Diego, CA	268,000	Q2	N/A
Pacific Center	Mission Valley, CA	439,000	Q3	N/A
Regents Square	La Jolla, CA	312,000	Q3	N/A
		1,019,000

(1)	For purposes of this schedule, the amount of debt shown is the face value of the debt before any related discounts.
(2)	We also disposed of three development sites as part of these transactions: Inwood Park, Bixby Ranch and 1100 Executive Tower.

During the second quarter of 2007, we purchased 24 office properties and development sites from Blackstone Real Estate Advisors for $2.875 billion (the “Blackstone Transaction”).  The consolidated statements of operations include the results of operations for these properties commencing with the date of acquisition, April 24, 2007.  The purchase price (before reserves and closing costs) was funded through new mortgage financings of $2.28 billion, a bridge mortgage loan of $223.0 million and a $530.0 million corporate facility comprised of a $400.0 million term loan, which was fully drawn at the time of closing, and a $130.0 million revolving credit facility.  We funded the $175.0 million cash requirement to close this transaction with excess proceeds from the Wells Fargo Tower refinancing.

After the Blackstone Transaction, we sold eight of the 24 properties and three of the 11 development sites that we determined to be non-core assets.  The proceeds from these sales were used to repay the bridge mortgage loan in its entirety and partially pay down the term loan.

Joint Venture

We own a 20% ownership interest in the Joint Venture and are responsible for day-to-day operations of the properties.  We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing.  Additionally, we are entitled to outperformance distributions based on the results of the Joint Venture.

As of September 30, 2007, the Joint Venture owned the following six office properties:

Properties	Location	Rentable Square Feet
Wells Fargo Center	Denver, CO	1,211,773
One California Plaza	Los Angeles, CA	991,836
San Diego Tech Center	San Diego, CA	646,834
Washington Mutual Campus	Irvine, CA	414,595
Cerritos Corporate Center	Cerritos, CA	326,535
Stadium Gateway	Anaheim, CA	272,826
Total		3,864,399

Results of Operations

Comparison of the Three Months Ended September 30, 2007 to September 30, 2006

Our results of operations for the three months ended September 30, 2007 compared to the same period in 2006 were significantly affected by our acquisitions and dispositions in both years.  Therefore, our results are not comparable from period to period.  To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio analysis are all of the properties in our office portfolio, with the exception of our JV properties, properties acquired in the Blackstone Transaction in April 2007, the Wateridge Plaza, Pacific Center and Regents Square properties that were sold during 2007, 701 North Brand that was acquired in third quarter 2006 and 130 State College that was acquired in third quarter 2007.

Consolidated Statements of Operations Information
(in millions, except percentages)

	Same Properties				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	9/30/07	9/30/06	Decrease	Change	9/30/07	9/30/06	Decrease	Change

Revenue:
Rental	$58.7	$59.3	$(0.6)	-1.0%	$98.3	$59.4	$38.9	65.5%
Tenant reimbursements	20.2	21.0	(0.8)	-3.8%	27.8	21.0	6.8	32.4%
Hotel operations	6.7	6.5	0.2	3.1%	6.7	6.5	0.2	3.1%
Parking	9.7	9.2	0.5	5.4%	12.9	9.2	3.7	40.2%
Management, leasing
and development services	1.7	2.9	(1.2)	-41.4%	1.7	2.9	(1.2)	-41.4%
Interest and other	1.7	6.6	(4.9)	-74.2%	5.5	6.6	(1.1)	-16.7%
Total revenue	98.7	105.5	(6.8)	-6.4%	152.9	105.6	47.3	44.8%

Expenses:
Rental property operating
and maintenance	21.8	21.7	0.1	0.5%	35.6	21.8	13.8	63.3%
Hotel operating and maintenance	4.2	4.2	–	0.0%	4.2	4.2	–	0.0%
Real estate taxes	7.9	6.8	1.1	16.2%	14.5	6.8	7.7	113.2%
Parking	3.4	3.1	0.3	9.7%	4.2	3.1	1.1	35.5%
General and administrative	9.0	8.6	0.4	4.7%	9.0	8.6	0.4	4.7%
Other expense	0.1	0.1	–	0.0%	2.0	0.1	1.9
Depreciation and amortization	31.3	30.6	0.7	2.3%	60.4	30.6	29.8	97.4%
Interest	36.5	30.1	6.4	21.3%	70.1	30.2	39.9	132.1%
Loss from early extinguishment of debt	8.4	3.8	4.6	121.1%	12.4	3.8	8.6	226.3%
Total expenses	122.6	109.0	13.6	12.5%	212.4	109.2	103.2	94.5%

Loss from continuing operations before equity
in net loss of unconsolidated joint venture	(23.9)	(3.5)	(20.4)	582.9%	(59.5)	(3.6)	(55.9)
Equity in net loss of unconsolidated
joint venture	–	–	–	–	(0.5)	(0.1)	(0.3)	300.0%
Minority interests attributable to continuing operations	–	–	–	–	8.8	1.2	7.6
(Loss) gain from continuing operations	$(23.9)	$(3.5)	$(20.4)	582.9%	$(51.2)	$(2.5)	$(48.6)
Income (loss) from discontinued operations					$137.7	$(2.9)	$140.6

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased by $0.6 million, or 1.0%, primarily due to significant lease terminations/expirations at Park Place and Gas Company Tower which occurred in fourth quarter 2006.

Our Total Portfolio rental revenue increased by $38.9 million, or 65.5%, mainly due to properties acquired in the Blackstone Transaction.

Tenant Reimbursements

Tenant reimbursements for our Same Properties Portfolio decreased by $0.8 million, or 3.8%, due to lower occupancy in 2007, partially offset by overall increases in operating expenses.

Total Portfolio tenant reimbursements revenue increased $6.8 million, or 32.4%, primarily due to properties acquired in the Blackstone Transaction.

Parking Revenue

Parking revenue for our Same Properties Portfolio remained flat for the three months ended September 30, 2007 compared to 2006 due to lease terminations/expirations in 2006 on space that has not been re-leased, offset by a portfolio-wide increase in contractual parking rates in the third quarter of 2006.

Our Total Portfolio parking revenue increased $3.7 million, or 40.2%, mainly due to properties acquired in the Blackstone Transaction.

Management, Leasing and Development Services

Both our Same Store and Total Portfolio management, leasing and development services revenue decreased $1.2 million, or 41.4%, primarily due to leasing commissions earned in 2006 from our Joint Venture and properties owned by Mr. Maguire.

Interest and Other Revenue

Total Portfolio interest and other revenue decreased $1.1 million, or 16.7%, primarily due to the recognition of $3.2 million in unamortized deferred swap gains in 2006 from the refinancing of Gas Company Tower, compared to lease termination fees earned from one large tenant acquired in the Blackstone Transaction in the 2007 period.

Rental Property Operating and Maintenance Expense

Total Portfolio rental property operating and maintenance expense increased $13.8 million, or 63.3%, primarily due to properties acquired in the Blackstone Transaction.

Real Estate Taxes

Real estate taxes for the Same Properties Portfolio increased $1.1 million, or 16.2%, primarily due to the finalization in 2006 of the assessed values for the properties acquired from CommonWealth Partners in 2005 that were lower than amounts we had previously estimated, which were adjusted during the third quarter 2006.

Total Portfolio real estate taxes increased $7.7 million, or 113.2%, primarily due to properties acquired in the Blackstone Transaction.

Parking Expense

Parking expense for our Same Properties Portfolio increased $0.3 million, or 9.7%, primarily due to two new garages located at our Park Place property that became operational during the second quarter of 2007.

Total Portfolio parking expense increased $1.1 million, or 35.5%, primarily due to properties acquired in the Blackstone Transaction.

General and Administrative

Total Portfolio general and administrative expense increased $0.4 million, or 4.7%, primarily due to additional corporate employees hired and office expenses incurred through growth in our infrastructure resulting from the Blackstone Transaction.

Other Expense

Total Portfolio other expense increased $1.9 million, primarily due to the increase in ground lease expense associated with properties purchased in the Blackstone Transaction, with no comparable activity in the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Same Properties Portfolio increased $0.7 million, or 2.3%, primarily due to lower in-place lease amortization as a result of lease expirations and terminations that occurred in 2006 in spaces that have not been re-leased.  [does this make sense?]

Total Portfolio depreciation and amortization expense increased $29.8 million, or 97.4%, primarily due to properties acquired in the Blackstone Transaction.

Interest Expense

Interest expense for our Same Properties Portfolio increased $6.4 million, or 21.3%, primarily due to an increase in interest expense related to 2006 refinancing of the 777 Tower, Gas Company Tower and Glendale Center mortgage loans, the April 2007 refinancing of Wells Fargo Tower and the September 2007 refinancing of KPMG Tower, which was partially offset by interest expense savings from the payoff of a previous term loan in 2006.

Total Portfolio interest expense increased $39.9 million, or 132.1%, primarily due to the interest expense on mortgage loans on the properties acquired in the Blackstone Transaction.

Loss from Early Extinguishment of Debt

Loss on early extinguishment of debt for our Same Properties Portfolio increased $4.6 million, or 121.1%, primarily due to prepayment costs and the write off of unamortized deferred financing costs related to the KPMG Tower loan in 2007 which was greater than the write off of unamortized loan costs related to the Gas Company Tower refinancing and the paydown of a previous term loan in 2006.

Loss on early extinguishment of debt for our Total Properties includes the write off of unamortized loan costs related to the assumption of Pacific Center and Regents Square mortgages by the buyers upon disposition and the repayment of the term loan with excess proceeds from both asset dispositions as well as the KPMG Tower refinancing, all of which occurred during the three months ended September 30, 2007.

Minority Interests Attributable to Continuing Operations

Minority interests attributable to continuing operations were $8.8 million for the three months ended September 30, 2007 compared to $1.2 million for the three months ended September 30, 2006, due to an increase in loss from continuing operations.

Discontinued Operations

Discontinued operations generated income of $137.7 million during the three months ended September 30, 2007 compared to a $2.9 million loss during the three months ended September 30, 2006.  Our 2007 results include a $161.5 million gain on sale (and related allocation of $22 million in minority interests) due to the sale of Pacific Center and Regents Square in third quarter 2007 with no comparable activity in the same period last year.

Comparison of the Nine Months Ended September 30, 2007 to September 30, 2006

Our results of operations for the nine months ended September 30, 2007 compared to the same period in 2006 were significantly affected by our acquisitions and dispositions in both years.  Therefore, our results are not comparable from period to period.  To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio analysis are all of the properties in our office portfolio, with the exception of our JV properties, properties acquired in the Blackstone Transaction in April 2007, the Wateridge Plaza, Pacific Center and Regents Square properties that were sold during 2007, 701 North Brand that was acquired in third quarter 2006 and 130 State College that was acquired in third quarter 2007.

Consolidated Statements of Operations Information
(in millions, except percentages)

	Same Properties				Total Portfolio
	For the Nine Months Ended		Increase/	%	For the Nine Months Ended		Increase/	%
	9/30/07	9/30/06	Decrease	Change	9/30/07	9/30/06	Decrease	Change
Revenue:
Rental	$172.5	$181.6	$(9.1)	-5.0%	$244.5	$182.5	$62.0	34.0%
Tenant reimbursements	60.8	62.0	(1.2)	-1.9%	76.1	62.4	13.7	22.0%
Hotel operations	20.0	20.1	(0.1)	-0.5%	20.0	20.1	(0.1)	-0.5%
Parking	29.5	28.9	0.6	2.1%	34.9	29.4	5.5	18.7%
Management, leasing
and development services	6.6	6.0	0.6	10.0%	6.6	6.0	0.6	10.0%
Interest and other	5.7	9.7	(4.0)	-41.4%	10.5	9.8	0.7	7.1%
Total revenue	295.1	308.3	(13.2)	-4.3%	392.6	310.2	82.4	26.6%

Expenses:
Rental property operating
and maintenance	66.9	61.1	5.8	9.5%	88.7	61.8	26.9	43.5%
Hotel operating and maintenance	12.6	12.7	(0.1)	-0.8%	12.6	12.7	(0.1)	-0.8%
Real estate taxes	23.2	23.5	(0.3)	-1.3%	34.9	23.6	11.3	47.9%
Parking	9.6	9.0	0.6	6.7%	10.9	9.0	1.9	21.1%
General and administrative	27.9	23.2	4.7	20.3%	27.9	23.2	4.7	20.3%
Other expense	0.8	0.5	0.3	60.0%	3.1	0.5	2.6
Depreciation and amortization	88.5	92.4	(3.9)	-4.2%	144.3	92.9	51.4	55.3%
Interest	100.0	90.5	9.5	10.5%	162.2	91.1	71.1	78.0%
Loss from early extinguishment of debt	14.1	8.6	5.5	64.0%	20.8	8.6	12.2	141.9%
Total expenses	343.6	321.5	22.1	6.9%	505.4	323.4	182.0	56.3%
Loss from continuing operations before equity
in net loss of unconsolidated joint venture	(48.5)	(13.2)	(35.3)	268.3%	(112.8)	(13.2)	(99.6)
Equity in net loss of unconsolidated
joint venture	–	–	–	–	(1.7)	(2.9)	1.2	-41.4%
Gain on sale of real estate	–	–	–	–	–	108.5	(108.5)
Minority interests attributable to continuing operations	–	–	–	–	17.5	(11.6)	29.1
(Loss) gain from continuing operations	$(48.5)	$(13.2)	$(35.3)	268.3%	$(97.0)	$80.8	$(177.8)
Income (loss) from discontinued operations					$156.0	$(6.4)	$162.4

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased $9.1 million, or 5.0%, primarily due to lower tenant occupancy and significant lease terminations/expirations at KPMG Tower, Gas Company Tower, and Park Place, which space has not been re-leased.

Total Portfolio rental revenue increased $62.0 million, or 34.0%, primarily due to properties acquired in the Blackstone Transaction.

Tenant Reimbursements

Tenant reimbursements for our Same Properties Portfolio decreased $1.2 million, or 1.9%, as a result of decreases in tenant reimbursements due to 2006 lease terminations/expirations, which were partially offset by an overall increase in operating expenses.

Total Portfolio tenant reimbursements revenue increased $13.7 million, or 22.0%, primarily due to the properties acquired in the Blackstone Transaction.

Parking Revenue

Parking revenue for the Same Properties Portfolio remained flat for the nine months ended September 30, 2007 compared to 2006 due to lease terminations/expirations during 2006 which resulted in decreased parking revenues that were partially offset by a portfolio-wide increase in contractual parking rates in July 2006.

Total Portfolio parking revenue increased $5.5 million, or 18.7%, primarily due to properties acquired in the Blackstone Transaction.

Management, Leasing and Development Services

Both Same Properties Portfolio and Total Portfolio management, leasing, and development services revenue increased $0.6 million, or 10.0%, primarily due to the lease commissions earned from the Joint Venture.

Interest and Other Revenue

Total Portfolio interest and other revenue increased $0.7 million, or 7.1%, primarily due to interest income earned on higher restricted cash balances funded through property level financings in 2007.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense for the Same Properties Portfolio increased $5.8 million, or 9.5%, primarily due to higher insurance premiums and a general increase in various property operating expenses across our portfolio.

Total Portfolio rental property operating and maintenance expense increased $26.9 million, or 43.5% primarily due to properties acquired in the Blackstone Transaction and, to a lesser extent, the Same Properties Portfolio.

Real Estate Taxes

Total Portfolio real estate taxes increased $11.3 million, or 47.9%, primarily due to properties acquired in the Blackstone Transaction.

Parking Expense

Total Portfolio parking expense increased $1.9 million, or 21.1%, primarily due to the operation of two new garages located at our Park Place property and properties acquired in the Blackstone Transaction.

General and Administrative

Total portfolio general and administrative expense increased $4.7 million, or 20.3%.  Current year results include costs incurred pursuant to the consulting and separation agreements with Dallas E. Lucas, our previous Chief Financial Officer, and increased expenses due to additional corporate employees hired and office expense incurred as a result of our growth.

Other Expense

Other expense for our total portfolio increased $2.6 million, primarily due to the increase in ground lease expense associated with properties purchased in the Blackstone Transaction with no comparable activity in the prior period.

Depreciation and Amortization Expense

Depreciation and Amortization expense for our Same Properties Portfolio decreased $3.9 million, or 4.2%, primarily due to lower in-place amortization as a result of lease expirations and lease terminations that occurred in 2006 in spaces that have not been re-leased.

Total Portfolio depreciation and amortization expense increased $51.4 million, or 55.3%, primarily due to properties acquired in the Blackstone Transaction.

Interest Expense

Interest expense for our Same Properties Portfolio increased $9.5 million, or 10.5%, primarily due to an increase in interest expense related to the refinancing of the 777 Tower, Gas Company Tower and Glendale Center mortgage loans in the latter half of 2006, the Wells Fargo Tower mortgage in April 2007 and the KPMG Tower mortgage in September 2007, partially offset by $12.0 million of savings due to the payoff of a previous term loan in 2006.

Total Portfolio interest expense increased $71.1 million, or 78.0%, primarily due to the interest expense incurred on the mortgage loans for the properties acquired in the Blackstone Transaction and, to a lesser extent, the Same Portfolio Properties.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt for our Same Properties Portfolio increased $5.5 million, or 64.0%, primarily due to prepayment costs, defeasance costs and the write off of unamortized deferred financing costs related to the refinancing of the KPMG Tower and Wells Fargo Tower loans and the replacement of our previous $100.0 million revolving credit facility with a new $130.0 million facility in connection with the Blackstone Transaction, offset by the write off of unamortized deferred financing costs related to the refinancing of the Gas Company Tower loan, the Glendale Center loan and the pay down of a previous term loan, all of which occurred in during 2006.

Total Portfolio loss from early extinguishment of debt increased $12.2 million, primarily due to the Same Store Properties as well as the write off of unamortized deferred financing costs from the $400.0 million term loan, which was fully repaid during 2007.

Gain on Sale of Real Estate

Total Portfolio gain on sale of real estate was $108.5 million for the nine months ended September 30, 2006, resulting from a gain recognized upon sale of an 80% interest in five previously wholly owned properties to our Joint Venture with Macquarie Office Trust.  There were no comparable sales in 2007.
Minority Interests Attributable to Continuing Operations

Minority interests attributable to continuing operations was $17.5 million for the nine months ended September 30, 2007 compared to minority interests attributable to income from continuing operations of $11.6 million for the nine months ended September 30, 2006, mainly due to an increase in loss from continuing operations during 2007 compared to 2006, along with a $108.5 million gain on sale of real estate in the 2006 period with no comparable activity in 2007.

Discontinued Operations

Discontinued operations generated $156.0 million in income during the nine months ended September 30, 2007 compared to a $6.4 million loss during the nine months ended September 30, 2006.  The 2007 results include a $195.4 million gain on sale due to the disposition of Wateridge Plaza, Pacific Center and Regents Square in the nine months ended 2007 with no comparable activity in the prior period.

Indebtedness

Mortgage Loans

A summary of our consolidated debt (excluding Joint Venture debt) at September 30, 2007 is as follows (in thousands, except percentage and year amounts):

	Amount	Percent of Total Debt	Effective Interest Rate	Debt to Maturity (in years)
Fixed rate	$4,036,904	79.7%	5.49%	8.0
Variable rate swapped to fixed rate	364,894	7.2%	7.16%	5.0
Variable rate	664,318	13.1%	7.03%	1.3
	$5,066,116	100.0%	5.81%	6.4

Our variable rate debt bears interest at a rate based on 30-day LIBOR, which was 5.12% as of September 30, 2007.  Our variable rate debt at September 30, 2007 had a weighted average term to initial maturity of approximately 1.3 years (approximately 2.2 years assuming exercise of extension options).

As of September 30, 2007, our ratio of total consolidated debt to total consolidated market capitalization was approximately 75.3% of our consolidated total market capitalization of $6.7 billion (based on the closing price of our common stock of $25.83 per share on the New York Stock Exchange on September 30, 2007).  Our ratio of total consolidated debt plus liquidation preference to total consolidated market capitalization was approximately 79.0% as of September 30, 2007.  Total market capitalization as of September 30, 2007 includes the book value of our consolidated debt, the liquidation preference of 10.0 million shares of preferred stock and the market value of 47,182,636 shares of our common stock and 7,405,916 Operating Partnership units.

Certain information with respect to our indebtedness as of September 30, 2007 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)
Floating Rate Debt

Construction Loans:
3161 Michelson (3), (4)	7.37%	9/28/2008	$194,937	$14,574	$194,937
Lantana Media Campus (5)	6.62%	3/31/2009	26,619	1,788	26,619
WAMU (5)	6.92%	12/30/2008	20,900	1,467	20,900
Mission City (5)	6.92%	2/22/2009	15,112	1,061	15,112
Total construction loans			257,568	18,890	257,568

Variable Rate Mortgage Loans:
Griffin Towers (6)	7.02%	5/1/2008	200,000	14,243	200,000
500-600 Parkway (7)	6.47%	5/9/2009	97,750	6,416	97,750
Brea Corporate Place (8)	7.07%	5/1/2009	70,468	5,054	70,468
Brea Financial Commons (8)	7.07%	5/1/2009	38,532	2,764	38,532
Total variable rate mortgage loans			406,750	28,477	406,750

Variable Rate Swapped to Fixed Rate:
KPMG Tower (9)	7.16%	10/9/2012	364,894	26,489	364,894
Total variable rate swapped to fixed rate loans			364,894	26,489	364,894
Total floating rate debt			1,029,212	73,856	1,029,212

Fixed Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649	550,000
Two California Plaza (10)	5.50%	5/6/2017	465,649	26,208	470,000
Gas Company Tower	5.10%	8/11/2016	458,000	23,692	458,000
Pacific Arts Plaza	5.15%	4/1/2012	270,000	14,105	270,000
777 Tower (10)	5.84%	11/1/2013	269,013	16,176	273,000
US Bank Tower	4.66%	7/1/2013	260,000	12,284	260,000
550 South Hope Street (10)	5.67%	5/6/2017	198,211	11,499	200,000
Park Place I	5.64%	11/1/2014	170,000	9,588	170,000
City Tower (10)	5.85%	5/10/2017	139,809	8,301	140,000
Glendale Center	5.82%	8/11/2016	125,000	7,373	125,000
City Plaza (10)	5.80%	5/10/2017	109,956	6,533	111,000
500 Orange Tower (10)	5.88%	5/6/2017	108,996	6,560	110,000
2600 Michelson (10)	5.69%	5/10/2017	108,966	6,351	110,000
Park Place II	5.39%	3/11/2012	100,000	5,465	100,000
Stadium Towers Plaza (10)	5.78%	5/11/2017	99,095	5,865	100,000
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903	98,000
18301 Von Karman (10)	5.73%	5/10/2017	94,107	5,524	95,000
1920 Main Plaza (10)	5.51%	5/10/2017	80,115	4,522	80,875
2010 Main Plaza (10)	5.51%	5/10/2017	79,052	4,462	79,803
801 North Brand	5.73%	4/6/2015	75,540	4,386	75,540
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685	52,000
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666	44,370
701 North Brand	5.87%	10/1/2016	33,750	2,009	33,750
700 North Central	5.73%	4/6/2015	27,460	1,594	27,460
18581 Teller (10)	5.65%	5/6/2017	19,815	1,146	20,000
Total fixed rate debt			4,036,904	225,546	4,053,798
Total consolidated debt			$5,066,116	$299,402	$5,083,010
__________
(1)	The September 30, 2007 one-month LIBOR rate of 5.12% was used to calculate interest on the variable rate loans.
(2)	Assuming no payment has been made in advance of its due date.
(3)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(4)	Three one-year extensions are available at our option subject to certain conditions.
(5)	One one-year extension available at our option subject to certain conditions.

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

(9)
This loan bears interest at a rate of LIBOR plus 1.60%.  We have entered into a forward-starting interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564% for an all-inclusive rate of 7.16%.

(10)	These loans are reflected net of the related debt discount. At September 30, 2007, the discount for all loans referenced totals approximately $17 million.

Certain mortgage loans are guaranteed by the Operating Partnership and/or one of its wholly owned subsidiaries.

On September 12, 2007, we completed a new $400.0 million, five-year variable rate interest-only refinancing with EuroHypo AG, New York Branch, for KPMG Tower.  This mortgage loan bears interest at a variable rate of LIBOR plus 1.50%.  We entered into a forward-starting interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.  Per an agreement with EuroHypo, they are able to increase the spread on the loan as part of the syndication process.  As a result, the spread on the loan will increase upon syndication by 10 basis points to 1.60% resulting in an all inclusive rate of 7.16%.  As of September 30, 2007, the amount borrowed under this loan is $364.9 million.  The remaining $35.1 million is available to be drawn in future periods to pay for tenant improvements, leasing commissions and debt service related to the KPMG Tower.

The net proceeds from the KPMG Tower refinancing, after repayment of the existing $210.0 million mortgage loan and payment of closing costs and loan reserves, were approximately $130 million.  The net proceeds were used to repay the outstanding balance on our term loan of $110.5 million and for general corporate purposes.  A loss on early extinguishment of debt of $8.4 million was recorded as part of continuing operations in the three months ended September 30, 2007 in connection with the refinancing of this loan.

On April 4, 2007, we completed a new $550.0 million, 10-year fixed rate interest-only financing on the Wells Fargo Tower.  The net proceeds from the financing, after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves, were approximately $290 million.  The net proceeds were used to fund $175.0 million of the purchase price for the Southern California Equity Office Properties Portfolio and for general corporate purposes.  A loss on early extinguishment of debt of $4.3 million was recorded in second quarter 2007 as part of continuing operations in connection with the defeasance of this loan.

During the first nine months of 2007, we disposed of three office properties: Wateridge Plaza, Pacific Center and Regents Square.  The mortgage loans related to Pacific Center and Regents Square were assumed by the buyers upon disposal while the Wateridge Plaza loans were repaid upon disposition.

Corporate Credit Facility

In connection with our acquisition of the Southern California Equity Office Properties Portfolio, we obtained a new $530.0 million corporate credit facility which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility (the “Revolver”).

We used the proceeds from the $400.0 million term loan to help pay for the Blackstone Transaction.  The term loan was repaid as follows (in millions):

Balance drawn at close	$400.0
Repaid in May from proceeds from disposition of properties	(118.4)
Balance, June 30, 2007	281.6
Repaid in July from proceeds from disposition of properties	(171.1)
Repaid in September from proceeds from KPMG Tower refinancing	(110.5)
Balance, September 30, 2007	$–

The Revolver matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points.  This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property owning subsidiaries of our Operating Partnership.  As of September 30, 2007 and through the date of this report, we have no borrowings outstanding under the Revolver.

The terms of the Revolver include certain restrictions and covenants which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens, and the disposition of assets.  The terms also require compliance with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness, and certain investment limitations.  The dividend restriction provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we may not make distributions with respect to our common stock or other equity interests in an aggregate amount in excess of the greater of (1) 95% of funds from operations, as defined, and (2) $1.60 per common share, during any four consecutive fiscal quarters, subject to certain other adjustments.  We were in compliance with the Revolver’s covenants as of September 30, 2007.

The separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Bridge Mortgage Loan

We obtained a $223.0 million, five-year, interest only bridge mortgage loan to help fund the Blackstone Transaction.  This mortgage loan contained no prepayment penalties if repaid within 60 days of closing.  We used $223.0 million of the net proceeds received from the sale of certain properties acquired in the Blackstone Transaction to fully repay this loan in May 2007.

Construction Loans

As of September 30, 2007, we have three projects under development during the third quarter of 2007, all of which are funded through construction loans.  The amount of construction loans for these projects totals $154.5 million, of which $62.6 million has been drawn, leaving approximately $91.9 million available for construction funding as of September 30, 2007.

We also have a construction loan in place at September 30, 2007 to fund the construction of 3161 Michelson, which was placed in service during the third quarter.  Of the $240.0 million available for this project, we have drawn $194.9 million through the end of third quarter 2007.  The remaining $45.1 million is available to be drawn in the future to fund up to $20.0 million in tenant improvements and leasing commissions as we lease the space in this building.

As described above, we replaced our previous $100.0 million revolving credit facility (the “Old Revolver”) with the Revolver in connection with our acquisition of the Southern California Equity Office Properties portfolio.  Our Park Place construction loan, which is secured by our 3161 Michelson property, includes negative financial covenants that were the same as those present in the Old Revolver.  As of the date of this filing, we have come to terms with our lenders to amend the existing loan agreement to amend the financial covenants to be consistent with those contained in the Revolver.  We expect to finalize this agreement shortly.  We were in compliance as of September 30, 2007 on our Park Place construction loan using the financial covenants contained in the Revolver.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of September 30, 2007, we had $217.2 million in cash and cash equivalents as compared to $101.1 million as of December 31, 2006.  In addition, we had restricted cash balances of $257.7 million and $99.2 million, as of September 30, 2007 and December 31, 2006, respectively.  Restricted cash primarily consists of interest bearing cash deposits required by some of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs.  As of September 30, 2007 and through the date of this filing, we had no borrowings outstanding under our revolving credit facility.

In connection with the closing of the Blackstone Transaction on April 24, 2007, the purchase price of approximately $2.875 billion, before reserves and closing costs, was funded entirely through debt including $2.28 billion of new mortgage loans, a $223.0 million bridge mortgage loan, and a $530.0 million corporate credit facility, comprised of a $400.0 million term loan, which was fully drawn at closing, and a $130.0 million revolving credit facility, that has not yet been drawn upon.  We funded our $175.0 million cash requirement to close the Blackstone Transaction with excess proceeds from the Wells Fargo Tower refinancing.  This acquisition caused a significant increase in our ratio of debt to total market capitalization, which has increased to 75.9% as of September 30, 2007, and has caused a reduction in our interest and fixed charge coverage ratios.

Concurrent with our decision to complete the Blackstone Transaction, we announced a program to sell up to $2.0 billion in non-strategic assets comprised of both existing assets as well as assets acquired through the Blackstone Transaction, with the intent to use net proceeds to reduce leverage.  As of September 30, 2007 we have sold eight properties and three development sites acquired through the Blackstone Transaction and three existing properties, which are the Wateridge Plaza, Pacific Center and Regents Square projects in San Diego, California for approximately $1.2 billion.  These asset sales generated approximately $400.0 million, after the repayment or assumption of approximately $800 million in existing property debt, which we used primarily to repay the $400.0 million term loan.  Subsequent to September 30, 2007, we contributed a 97% interest in our 18301 Von Karman project to a joint venture, increasing our total sales proceeds to $1.3 billion.

At the time of closing the Blackstone Acquisition, projected monthly debt service requirements of the acquisition debt exceeded the monthly projected cash estimated to be provided from the operations until we stabilize the portfolio through lease up.  We expect this to impact our ability to fund our dividend payments from operations for at least the next four quarters.  To assist in funding this shortfall, restricted cash reserves were established to cover future payments for interest, tenant improvements and leasing commissions, which we funded from mortgage loan proceeds at closing.  As of September 30, 2007, we had a total of $91.0 million in tenant improvement and leasing reserves and $28.0 million in debt service reserves related to the Blackstone assets, which are included in restricted cash in the accompanying consolidated balance sheet, and are expected to cover the first eighteen months of our ownership.  In addition, as of September 30, 2007, we had available cash of $217.0 million and our $130.0 million revolving credit facility has not yet been drawn on.

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

As of September 30, 2007, of the $257.7 million in restricted cash reserves included in the accompanying balance sheet, $152.0 million is attributable to reserves for leasing commissions, tenant improvements and capital expenditures ($91.0 million of these reserves were established at closing of the Blackstone Transaction), including $57.0 million in reserves related to six of our seven wholly owned office towers in the LACBD.  In connection with the KPMG Tower refinancing, we have available up to $35.0 million in future loan draws to fund re-tenanting costs at that project and to cover debt service prior to the commencement of the Latham & Watkins’ lease in September 2008.  We also have available $19.0 million in future loan draws under the City Parkway mortgage to cover re-tenanting costs and debt service prior to stabilization of that asset.  As of September 30, 2007, our only project with significant leasing requirements that has minimal leasing reserves is Park Place (81% leased at September 30, 2007 which includes 267,000 square feet currently leased to New Century that was rejected subsequent to September 30, 2007).  Therefore, we are not as reliant upon cash flows from operations during the next twelve months to fund capital expenditures associated with renewing expiring leases or executing new leases on vacant space.  We may choose to fund prospective re-leasing costs at Park Place through new leasing reserves established from future property level re-financings or cash on hand.

We anticipate that our restricted reserves, as well as our existing sources of liquidity, including existing cash on hand, cash flows from operations, and planned sales of strategically identified assets, will be sufficient to fund our capital expenditures or needs during the next twelve months.

We currently have three office projects in various stages of development, all of which are being funded by construction loans: the Lantana Media Campus, 17885 Von Karman Avenue, and the Mission City Corporate Center.  The total amount of construction loans for these three projects is $154.5 million of which $62.6 million has been drawn, leaving approximately $91.9 million available for construction funding, as of September 30, 2007.  We also have approximately $31 million available under our 3161 Michelson construction loan for remaining construction costs, including funds available for anticipated leasing costs.  We believe that the undrawn construction loans available as of September 30, 2007 will be sufficient to cover the remaining development costs.

We expect to finance our operations, dividends, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, borrowings under our $130.0 million revolving credit facility, and proceeds from refinancing and planned sales of strategically identified assets.  We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.

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

As of September 30, 2007, our total consolidated debt was approximately $5.1 billion with a weighted average interest rate of 5.81% and a weighted average remaining term of 6.4 years.  Including our share of the Joint Venture debt, our ratio of debt to total market capitalization is approximately 75.9%.  Our objective is to achieve and maintain a debt to total market capitalization level of less than 60% and a fixed charge coverage ratio at or above 2.0.  Our primary strategy to achieve these objectives will be to utilize a combination of various liquidity sources available to us including the following:

•	net proceeds from sales of non-strategic or non-income producing assets;

•	net proceeds from future joint ventures;

•	raising institutional equity capital;

•	re-leasing the Blackstone Portfolio at market rents; and

•	completing the construction and leasing of the projects under development.

Comparison of Cash Flows for Nine Months Ended September 30, 2007 and 2006

Net cash provided by operating activities during the nine months ended September 30, 2007 was $57.6 million, a decrease of $18.7 million compared to 2006.  Our cash flows from operating activities decreased due to a reduction in net income from $74.3 million to $59.0 million in 2007 due to higher leverage and lower occupancy since the Blackstone Transaction.  Cash flows from operations was further reduced as 2007 included a higher proportion of noncash income derived from deferred rents and net below market revenue amortization on leases acquired through the Blackstone Transaction.

Net cash used in investing activities was $2.6 billion during the nine months ended September 30, 2007, compared to $63.5 million in 2006.  The Blackstone Transaction, valued at $2.875 billion, was the primary use of cash during the period.  Net proceeds of $663.5 million from the sale of office properties and developments sites, eleven of which were acquired as part of the Blackstone Transaction, partially offset the impact of the Blackstone Transaction on cash flows used for investing activities during 2007.  During the same period in 2006, we sold an 80% interest in five office properties to the Joint Venture, which generated net proceeds of $343.5 million.

Net cash provided by financing activities was $2.7 billion during the nine months ended September 30, 2007, compared to $34.7 million in 2006.  Financings during 2007 related to the Blackstone Transaction, including fixed and floating rate mortgage loans totaling $2.28 billion, a bridge mortgage loan of $223.0 million, and a $400.0 million term loan, as well as net proceeds from the refinancing of the mortgage loans related to the Wells Fargo and KPMG Towers in Los Angeles, California, drove the increase in financing cash during the period.  These increases were partially offset by principal repayments on mortgage loans, and complete repayment of the bridge mortgage loan and term loan with proceeds received from asset sales and, to a lesser extent, the KPMG Tower refinancing.

Contractual Obligations

Please refer to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007 for a discussion of our contractual obligations.  There have been no material changes to these obligations during the three months ended September 30, 2007.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and Operating Partnership unit holders from cash flow from operating activities.  All such distributions are at the discretion of the board of directors.  We may be required to use borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT.

Since our IPO, we have paid quarterly dividends on our common stock and Operating Partnership units at a rate of $0.40 per common share and unit, equivalent to an annual rate of $1.60 per common share and Operating Partnership unit.  Since January 23, 2004, we have paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of preferred stock.

Related Party Transactions

Robert F. Maguire III

We engage in transactions with Robert F. Maguire III, our Chairman and Chief Executive Officer.  We earn management and development fees and leasing commissions from entities controlled by Mr. Maguire, and we lease our corporate offices at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire.  Our lease for 1733 Ocean is a full-service, ten-year lease which commenced in July 2006.

A summary of our transactions and balances with Mr. Maguire is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Management and development fees and leasing commissions	$468	$1,577	$1,409	$2,720
Rent expense	180	150	527	150

	As of Sept. 30, 2007	As of Dec. 31, 2006
Accounts receivable	$809	$663
Accounts payable	(23)	(23)
	$786	$640

Mr. Maguire’s balances were current as of September 30, 2007 and December 31, 2006.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees and leasing commissions from our Joint Venture with Macquarie Office Trust.

A summary of our transactions and balances with the Joint Venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Management and development fees and leasing commissions	$1,222	$1,305	$5,113	$3,234

	As of Sept. 30, 2007	As of Dec. 31, 2006
Accounts receivable	$2,557	$7,554
Accounts payable	(24)	(827)
	$2,533	$6,727

The balances due from the Joint Venture as of September 30, 2007 represent fees earned from the Joint Venture during the quarter, including leasing commissions, and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the Joint Venture.  The balances due from the Joint Venture as of December 31, 2006 primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligations as they came due in accordance with the contribution agreements and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the Joint Venture.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 9, 2007 for a discussion of our critical accounting policies, which include investments in real estate and real estate entities including property acquisitions, revenue recognition and related party transactions.  There have been no changes to these policies during the nine months ended September 30, 2007.

Subsequent Events

On October 29, 2007, we contributed our office property located at 18301 Von Karman located in Irvine, California to a joint venture for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the $95.0 million mortgage loan.  These loan reserves are included in restricted cash in the consolidated balance sheet at September 30, 2007.  Additionally, we entered into a master lease with the joint venture for approximately 41,000 square feet of vacant space in the building at market rental rate from the date of contribution for a period of up to 12 months, resulting in a contingent obligation of approximately $2 million.  We retain a 1% equity interest and a 2% preferred interest in the joint venture.

On October 26, 2007, we entered into a stipulation agreement with New Century that was filed with the United States Bankruptcy Court in the District of Delaware.  The Bankruptcy Court approved the stipulation agreement by an order dated November 6, 2007.  Pursuant to the stipulation agreement, Maguire Properties and New Century agreed to bifurcate the leases at Park Place with the result that New Century would continue to lease certain space through January 31, 2008 (subject to three month-to-month extension options) but would reject the balance of the space effective September 1, 2007.  The lease space continued at Park Place totals approximately 95,000 square feet while the lease space rejected totals approximately 172,000 square feet.  New Century is current in paying its rent through

September 30, 2007 on its Park Place leases, although the September rent attributable to the rejected space will be credited against rent due for the continuing space per the terms of the stipulation agreement.  In addition, the stipulation agreement provides for the rejection of the lease at 3161 Michelson, covering approximately 194,000 square feet, effective as of September 1, 2007.  We also reached agreement with New Century as to the amount of our rejection damage claims associated with the Park Place leases and the 3161 Michelson lease.  Those claims will be treated under a Chapter 11 plan, but neither treatment nor the possible value of distributions will be known until a plan is filed with the Bankruptcy Court.

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any circumstances.  SFAS No. 157 is effective for Maguire as of January 1, 2008.  We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations or financial position.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for Maguire as of January 1, 2008.  We do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations or financial position.

Non-GAAP Supplemental Measure

Funds from Operations, or FFO, is a widely recognized measure of REIT performance.  We calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT.  FFO represents net income (loss) (as computed in accordance with GAAP), excluding gains (or losses) from disposition of property, extraordinary items, real estate-related depreciation and amortization (including capitalized leasing expenses, tenant allowances or improvements and excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization, gains (or losses) from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.  We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

Management also uses FFO before losses from the early extinguishment of debt as a supplemental performance measure because these losses create significant earnings volatility which in turn results in less comparability between reporting periods and less predictability regarding future earnings potential.  These losses represent costs to extinguish debt prior to the stated maturity and the writeoff of unamortized loan costs on the date of extinguishment.  The decision to extinguish debt prior to its maturity generally results from (i) the assumption of debt in connection with property acquisitions that is priced or structured at less than desirable terms (for example, a floating interest rate instead of a fixed interest rate), (ii) short-term bridge financing obtained in connection with the acquisition of a property or portfolio of properties until such time as the company completes its long-term financing strategy, (iii) the early repayment of debt associated with properties disposed of or (iv) the restructuring or replacement of corporate level financing to accommodate property acquisitions.  Consequently, management views these losses as costs to complete the respective acquisition or disposition of properties.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of our performance is limited.  Other equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO.  As a result, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions.  FFO also should not be used as a supplement to or substitute for cash flows from operating activities (as computed in accordance with GAAP).

A reconciliation of net income (loss) available to common stockholders to FFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Reconciliation of net income (loss) to FFO:
Net income (loss) available to common stockholders	$81,734	$(10,243)	$44,717	$60,032
Add: Depreciation and amortization of real estate assets	61,353	34,156	150,844	103,772
Depreciation and amortization of real estate assets - unconsolidated joint venture (1)	2,434	2,095	7,313	7,945
Minority interests	12,821	(1,615)	6,998	10,529
Deduct: Gain on sale of real estate	161,497	–	195,387	108,469
Funds from operations available to common stockholders and unit holders (FFO)	$(3,155)	$24,393	$14,485	$73,809

Company share of FFO (2)	$(2,727)	$21,071	$12,511	$63,457

FFO per share - basic	$(0.06)	$0.45	$0.27	$1.37
FFO per share - diluted	$(0.06)	$0.44	$0.27	$1.35
___________
(1)	Amount represents our 20% ownership interest in the Joint Venture.
(2)	Based on a weighted average interest in our operating partnership of approximately 86.4% for all periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A for the year ended December 31, 2006 for a discussion regarding our exposure to market risk.  Our exposure to market risk has not changed materially since year end 2006.

Interest Rate Risk

During the first nine months of 2007, we entered into the following agreements to help mitigate our exposure to interest rate risk on our variable rate debt:

•
On March 7, 2007, we entered into a forward-starting interest rate swap agreement on anticipated fixed-rate financing for the Blackstone Transaction with a notional value of $1.48 billion at a swap rate of 5.045%, effective April 23, 2007 and terminating April 23, 2017.  On April 24, 2007, this swap was assigned to each of the three lenders providing fixed-rate mortgage financing secured by assets acquired in the Blackstone Transaction in exchange for lower stated interest rates on the underlying debt.

•
On June 13, 2007, we entered into a forward-starting interest rate swap agreement to hedge the refinancing of KPMG Tower and an anticipated construction loan for our 207 Goode development project.  The notional amount of the swap is $425.0 million, effective in September 2007, terminating in August 2012 with a fixed pay rate of 5.564%.

•
On June 18, 2007, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest only mortgage loan starting in June 2009 in connection with the permanent refinancing of our construction loan on the 198,000 square foot Lantana South and Lantana East development projects in Santa Monica, California.  The notional amount of the swap is $88.0 million, effective in June 2009, terminating in June 2019 with a fixed pay rate of 5.883%.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We made no changes to our internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, our internal control over financial reporting during the quarter ended September 30, 2007.

PART II-OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are involved in various litigation and other legal matters, including tort claims and administrative proceedings, which we are addressing or defending in the ordinary course of business.  Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	Risk Factors.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in Part I of this Quarterly Report on Form 10-Q.  This report contains forward-looking statements within the meaning of the federal securities laws.  We caution investors that any forward-looking statements presented in this report, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management.  When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into new leases or renew leases at favorable rates, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; risks associated with the potential failure to manage effectively our growth and expansion into new markets to identify properties to acquire, to complete acquisitions or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets; risks associated with joint ventures; potential liability for uninsured losses and environmental contamination; risks associated with our  potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K/A for the year ended December 31, 2006.  Those risks continue to be relevant to our performance and financial condition.  Moreover, we operate in a highly competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Our debt level reduces cash available for distribution, including cash available to pay dividends on our common stock and Series A Preferred Stock, and may expose us to the risk of default under our debt agreements.

As of September 30, 2007, our total consolidated indebtedness was approximately $5.1 billion.  At September 30, 2007, we also had a $130.0 million secured revolving credit facility which bears interest at (1) LIBOR plus 2.00% or (2) the base rate, as defined in the agreement, plus 100 basis points.  This facility expires on April 24, 2011.  In addition, the revolving credit facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on Plaza Las Fuentes, the Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza properties and pledges of the equity interest in substantially all property owning subsidiaries of our Operating Partnership.  As of September 30, 2007, we had no outstanding borrowings under our revolving credit facility.  The terms of our secured revolving credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens and the disposition of assets.  The terms also require compliance with financial ratios relating to interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations.  Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties.  We may not generate sufficient operating cash flow after debt service to pay the distributions currently contemplated and any such distributions may be financed by additional borrowings until we reduce our leverage level sufficiently to enable us to pay distributions from operating cash flow.  In the event of default, our debt agreements may also prevent us from paying distributions necessary to maintain our REIT qualification.  Our revolving credit facility also prohibits us from distributing to our stockholders in excess of the greater of (1) 95% of our “funds from operations” (as defined in our revolving credit facility) and (2) $1.60 per share during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes.  Our existing mortgage agreements contain lockbox and cash management provisions, which under certain circumstances limit our ability to utilize available cash flows at the specific property, including paying distributions.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended.  Foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with Mr. Maguire and others with respect to sales of certain properties and obligating us to use commercially reasonable efforts to make certain levels of indebtedness available for them to guarantee.

A recently completed acquisition of office and development real property subjects us to various risks which could adversely affect our operating results.

On April 24, 2007, we purchased 24 properties and 11 developments sites from Blackstone Real Estate Advisors for $2.875 billion.  We purchased the properties on an as is, where is basis and with all faults and defects, without any representations or warranties, except as expressly set forth in the Purchase Agreement.  The properties are located in Los Angeles and Orange County, California and total approximately 7.7 million rentable square feet and developable land estimated to support approximately 2.2 million square feet of improvements.

Risks associated with the acquisition of the properties include:

•	the properties may fail to perform as expected;

•	while we intend to seek a joint venture partner for some of these properties, we may be unable to successfully find such a partner;

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

Each of the above instances may potentially have a material adverse effect on our financial position, results of operations, cash flows, the per share trading price of our common stock and Series A preferred stock, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

If we do not have adequate cash to fund our business, we will be adversely affected.

Our business requires continued access to adequate cash to finance our operations, dividends, capital expenditures, indebtedness repayment obligations, development costs and property acquisition costs, if any.  We expect to generate the cash to be used for those purposes primarily with internally generated cash flow, existing cash on hand, borrowings under our $130.0 million revolving credit facility, refinancing of existing indebtedness and the proceeds from sales of strategically identified assets and potential joint ventures.  We may not be able to generate sufficient cash for these purposes.  For example, we may have difficulties with cash flow, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations.  We may be unable to refinance existing indebtedness on favorable terms or at all, especially during periods of uncertainty in the credit markets.  Based on market conditions, we may be unable to complete any joint venture transactions or sell non-strategic assets.  Any of the foregoing would adversely affect our stockholders and could impact our ability to satisfy our debt service obligations and to pay dividends.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Recent Sales of Unregistered Securities - None.

(b)         Use of Proceeds from Unregistered Securities - None.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers - None.

ITEM 3.	Defaults Upon Senior Securities.

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

Effective November 6, 2007, the Board of Directors amended Article IV, Section 3 of our Amended and Restated Bylaws.  The amendment changed the quorum requirements for the transaction of business at any meeting of a committee of the board of directors from a majority of the members of a committee to 50% of the members of a committee.

ITEM 6.	Exhibits.

Exhibit No.	Exhibit Description

3.2*	Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer dated November 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification dated November 8, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.1*	Loan Agreement dated as of September 12, 2007 between Maguire Properties-355 S. Grand, LLC, as Borrower and EuroHypo AG, New York Branch, as Lender
99.2*	Indemnification Agreement dated as of August 14, 2007 by and between Maguire Properties, Inc. and Jonathan Abrams
99.3*	Indemnification Agreement dated as of October 2, 2007 by and between Maguire Properties, Inc. and George A. Vandeman
__________
*	Filed herewith.
**	Furnished herewith.
(1)
This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference in any registration statement of Maguire filed under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of November 9, 2007

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ ROBERT F. MAGUIRE III
Robert F. Maguire III
Chairman and Chief Executive Officer
(Principal executive officer)

By:	/s/ MARTIN A. GRIFFITHS
Martin A. Griffiths
Executive Vice President and
Chief Financial Officer
(Principal financial officer)