Form 10-K
period 2007-12-31
MAGUIRE PROPERTIES INC
filed 2008-02-29
CIK 1204560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-31717

Maguire Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	04-3692625
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1733 Ocean Avenue, Suite 400 Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 310-857-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑         Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates calculated using the market price as of the close of business on June 30, 2007 was $1,620,760,496.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2008
Common Stock, $0.01 par value per share	47,185,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Maguire Properties, Inc. 2008 Notice of Annual Meeting of Stockholders and Proxy Statement or Form 10-K/A, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Parts II and III).

MAGUIRE PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business.

General

The terms “Maguire Properties,” “us,” “we” and “our” as used in this Annual Report on Form 10-K refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 86.4% interest, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”), Maguire Properties TRS Holdings II, Inc., Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages, a retail property and a hotel. We are a full service real estate company, and we operate as a real estate investment trust, or REIT, for federal and state income tax purposes.

As of December 31, 2007, our Operating Partnership indirectly owns whole or partial interests in 37 office and retail properties, a 350-room hotel and offsite parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 86.4% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 17.8 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of December 31, 2007 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	31	71	17,037,557	11,466,653	38,345	17,037,557	11,466,653	38,345
Unconsolidated joint venture	6	20	3,864,500	2,401,693	8,247	772,900	480,339	1,649

	37	91	20,902,057	13,868,346	46,592	17,810,457	11,946,992	39,994

Percentage leased			83.2%			81.1%

As of December 31, 2007, the majority of our Total Portfolio is located in ten submarkets in Southern California: the Los Angeles Central Business District (“LACBD”); the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property).

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2007, investment-grade-rated tenants generated 36.2% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 24.9% of the annualized rent of our Effective Portfolio. The weighted average remaining lease term of our Effective Portfolio was approximately five years as of December 31, 2007. As of December 31, 2007, our Effective Portfolio was 81.1% leased to 955 tenants. Approximately 8.4% of our leased square footage as of December 31, 2007 in our Effective Portfolio expires during 2008.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services to our joint venture with Macquarie Office Trust and certain properties owned by Robert F. Maguire III, our chairman and chief executive officer.

We were formed to succeed to certain businesses of the Maguire Properties predecessor (the “Predecessor”), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, an owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and our Operating Partnership was formed, in Maryland on June 26, 2002, and our Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “IPO”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions. Those transactions consolidated the ownership of the portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of the Predecessor, into our Operating Partnership and Services Companies. From inception through June 26, 2003, neither we, our Operating Partnership nor our Services Companies had any operations.

On June 27, 2003, we commenced operations after completing the IPO, which consisted of the sale of 36,510,000 shares of common stock. On July 28, 2003, we issued an additional 5,476,500 shares of common stock as a result of the exercise of the underwriters’ over-allotment option. On January 23, 2004, we completed the offering of 10.0 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).

Our operations are carried out primarily through our Operating Partnership and its wholly owned subsidiaries, including our Services Companies. Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership. Our Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash. As of December 31, 2007, we held 86.4% of the limited partnership units in our Operating Partnership.

Our management team possesses substantial expertise in all aspects of real estate management, marketing, leasing, acquisition, development and finance. We directly manage the properties in our portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos Corporate Center and certain buildings at the Washington Mutual Irvine Campus, as well as the Westin® Pasadena Hotel.

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

Since our IPO, we have paid quarterly distributions on our common stock and limited partnership units at a rate of $0.40 per share and unit, equivalent to an annual rate of $1.60 per share and unit. Since January 23, 2004, we have paid quarterly distributions on our Series A Preferred Stock at a rate of $0.4766 per share, equivalent to an annual rate of $1.9064 per share.

Acquisitions

2007 Activity –

We purchased 24 properties and 11 development sites from Blackstone Real Estate Advisors in April 2007 for $2.875 billion (the “Blackstone Transaction”). The purchase price (before reserves and closing costs) was funded through new mortgage financings of $2.28 billion, a bridge mortgage financing of $223.0 million, and a $530.0 million corporate facility comprised of a $400.0 million term loan which was fully drawn at closing, and a $130.0 million revolving credit facility (the “Revolver”), which was not drawn at closing. We funded our $175.0 million cash requirement to close the Blackstone Transaction with excess proceeds from the Wells Fargo Tower refinancing.

We acquired 130 State College, an office property located in Brea, California, in July 2007 for approximately $11 million.

2006 Activity –

We acquired Pacific Center, an office property located in Mission Valley, California, in February 2006 for approximately $149.0 million using net proceeds received from our transfer of properties to our joint venture with Macquarie Office Trust.

We purchased the building located at 701 North Brand located in Glendale, California and the remaining 50% interest in an adjacent garage, which we did not previously own, in September 2006 for $45.0 million using the net proceeds received from the mortgage loan on the property.

Dispositions

2007 Activity –

In 2007, we disposed of eight office properties and three development sites that we had acquired as part of the Blackstone Transaction: Inwood Park, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Lincoln Town Center, Tower 17, 1100 Executive Tower and the Inwood Park, Bixby Ranch and 1100 Executive Tower development sites. We disposed of these properties shortly after their acquisition. A total of $274.0 million of the debt encumbering these properties was assumed by the buyers upon disposition. Excess proceeds from these dispositions were used to pay down our $400.0 million term loan. We recorded no gain or loss on the disposal of these properties since the purchase price allocated to them at the date of acquisition equaled the value recorded upon disposal.

We disposed of three office properties: Wateridge Plaza, Pacific Center and Regents Square—and recorded a total gain on disposition of $195.4 million. The mortgage loans related to Pacific Center and Regents Square totaling $224.8 million were assumed by the buyers of these properties upon disposition. Excess proceeds from these dispositions were used to pay down our $400.0 million term loan.

We contributed our office property located at 18301 Von Karman in Irvine, California to DH Von Karman Maguire, LLC in October 2007 for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the existing $95.0 million mortgage loan on the property. We retain a 1% common equity interest and a 2% preferred interest in this joint venture. We recorded no gain or loss on the contribution of this property since the purchase price allocated to it at the date of acquisition equaled the value recorded upon disposal.

2006 Activity –

We contributed Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Washington Mutual Campus and Cerritos Corporate Center to our joint venture with Macquarie Office Trust in January 2006. We received net cash proceeds of $376.4 million and recognized a gain on sale of $108.5 million related to the establishment of the joint venture with Macquarie Office Trust. The joint venture assumed the existing mortgage loans on these properties totaling $661.3 million.

We sold the 808 South Olive garage, a parking garage located in downtown Los Angeles, California for $26.5 million in March 2006. Certain tenants of the Gas Company and US Bank Towers are required under their existing leases to purchase monthly off-site parking passes through the end of their lease terms. These off-site parking requirements were historically met through an existing parking easement agreement between Gas Company Tower and the garage. In connection with the sale of the garage, we entered into an amended and restated parking easement with the buyer of the garage, which expires in 2011, in order to continue to meet the terms of our leases with tenants in the Gas Company and US Bank Towers. The gain on sale of this property has been deferred until such time as the amended and restated parking easement expires.

Financing Activities

Acquisitions

2007 Activity –

In connection with the Blackstone Transaction in April 2007, we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility, and a separate $223.0 million, five-year, interest only bridge loan. The $400.0 million term loan and the $223.0 million bridge loan were fully drawn at the time of closing to help fund the Blackstone Transaction. The term loan and bridge loan were completely repaid in 2007 using the net proceeds received from the disposition of properties and the refinancing of KPMG Tower.

The revolving credit facility matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points. This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property-owning subsidiaries of our Operating Partnership. As of December 31, 2007 and through the date of this report, we have approximately $119.7 million available to be drawn under our Revolver. Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.

The terms of the revolving credit facility include certain restrictions and covenants which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens, and the disposition of assets. The terms also require compliance with financial ratios relating to minimum amounts of interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we may not make distributions with respect to our common stock or other equity interests in an aggregate amount in excess of the greater of (1) 95% of funds from operations, as defined, or (2) $1.60 per common share, during any four consecutive fiscal quarters, subject to certain other adjustments.

The separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Of the mortgage loans used to finance the Blackstone Transaction, a total of $274.0 million were assumed by the buyers while $238.9 million were repaid when eight of the office properties and three of the development sites were disposed of in 2007. Additionally, our joint venture partner assumed the $95.0 million loan upon our transfer of 18301 Von Karman to the joint venture.

Of the principal amounts outstanding as of December 31, 2007 for mortgages related to properties acquired in the Blackstone Transaction, $406.8 million are variable rate, LIBOR-based loans with spreads from 1.35% to 1.95% and maturities ranging from 2008 to 2009. Extension periods of from one to three years are available, at our option, to extend the maturity dates of these loans. The other $1,466.1 million are fixed rate loans with rates ranging from 5.50% to 5.93% that mature during 2017.

2006 Activity –

We completed a $121.2 million, interest-only, ten-year mortgage loan for Pacific Center in April 2006. The loan had a fixed rate of 5.76% with a maturity date of May 2016. This loan was assumed by the buyer when the property was disposed of during 2007.

We completed a $33.8 million, interest-only, ten-year mortgage loan for 701 North Brand in September 2006. The loan bears interest at a fixed rate of 5.87% with a maturity date of October 2016. The net proceeds of the loan were used to fund the purchase of this property.

Refinancing

2007 Activity –

We completed a new $550.0 million, ten-year fixed rate interest-only financing on the Wells Fargo Tower in April 2007. This mortgage loan bears interest at a fixed rate at 5.68% and matures in April 2017. The net proceeds from the financing, after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves, were approximately $290 million. The net proceeds were used to fund $175.0 million of the purchase price of the Blackstone Transaction and for general corporate purposes.

We also completed a new $400.0 million, five-year variable rate interest-only refinancing for our KPMG Tower property in September 2007. This mortgage loan bears interest at a variable rate of LIBOR plus 1.60%. We entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%, resulting in an all inclusive rate of 7.16%. As of December 31, 2007, the amount borrowed under this loan is $368.4 million. The remaining $31.6 million is available to be drawn in future periods to pay for tenant improvements, leasing commissions and debt service related to the KPMG Tower. The net proceeds from the KPMG Tower refinancing, after repayment of the existing $210.0 million mortgage loan and payment of closing costs and loan reserves, were approximately $130 million. The net proceeds were used to repay the outstanding balance on our term loan and for general corporate purposes.

2006 Activity –

We completed an interest-only, ten-year $125.0 million mortgage refinancing for Glendale Center in June 2006. This loan has a fixed rate of 5.82% and matures in August 2016. The net proceeds from this loan were used to repay the existing $80.0 million mortgage and to pay down our previous $450.0 million term loan.

We completed a ten-year, interest-only, fixed rate $458.0 million mortgage refinancing for Gas Company Tower and the World Trade Center garage in August 2006. This loan bears interest at 5.10% and matures in August 2016. The proceeds were used to repay the existing $280.0 million mortgage loans and pay down our previous $450.0 million term loan.

We completed a refinancing for 777 Tower totaling $273.0 million in October 2006. This mortgage loan is an interest-only, seven-year mortgage that bears interest at a fixed rate of 5.84% and matures in November 2013.

We used the net proceeds to repay the existing $154.5 million mortgage and pay down our previous $450.0 million term loan.

Repayments and Dispositions

2007 Activity –

We paid down $10.0 million on our City Plaza mortgage loan in October 2007.

We disposed of three office properties: Wateridge Plaza, Pacific Center and Regents Square. The mortgage loans related to Pacific Center and Regents Square totaling $224.8 million were assumed by the buyers of these properties upon disposal, and the Wateridge Plaza loans totaling $62.9 million were repaid upon disposition of this property.

We acquired eight office properties and three development sites as part of the Blackstone Transaction in April 2007: Inwood Park, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Lincoln Town Center, Tower 17, 1100 Executive Tower and the Inwood Park, Bixby Ranch and 1100 Executive Tower development sites. We disposed of these properties shortly after their acquisition. A total of $274.0 million of the debt encumbered by these properties was assumed by the buyers of these properties upon disposition while $238.9 million was repaid.

We contributed our office property located at 18301 Von Karman in Irvine, California to a joint venture with DH Von Karman Maguire, LLC in October 2007. The $95.0 million mortgage loan related to this property was assumed by the joint venture.

2006 Activity –

The remaining balances on our previous $450.0 million term loan and revolver totaling $498.0 million were fully repaid in 2006 using the net proceeds received from the refinancing of Glendale Center, Gas Company Tower and 777 Tower and a portion of the proceeds received from the transfer of properties to our joint venture with Macquarie Office Trust.

We contributed our Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Cerritos Corporate Center and Washington Mutual Campus properties to a joint venture with Macquarie Office Trust. The joint venture assumed the existing mortgage loans on these properties totaling $661.3 million.

Construction Loans

2007 Activity –

We entered into a $26.8 million variable rate construction loan for our development project at Mission City Corporate Center located in San Diego, California in February 2007. This loan bears interest at LIBOR plus 1.90% and matures in February 2009. As of December 31, 2007, $17.6 million is outstanding under this loan. We can extend this loan for one year at our option, subject to certain conditions.

We entered into an $88.0 million variable rate construction loan for our development project at the Lantana Media Campus located in Santa Monica, California in June 2007. This loan bears interest at LIBOR plus 1.50% and matures in June 2009. As of December 31, 2007, $40.6 million was outstanding under this loan. We can extend this loan for one year at our option, subject to certain conditions.

We entered into a $64.5 million variable rate construction loan for our development project at 207 Goode located in Glendale, California in November 2007. This loan bears interest at LIBOR plus 1.80% and matures in May 2010. The first $25.0 million of this loan has been hedged using an interest rate swap agreement that effectively fixes the LIBOR rate at 5.564%. As of December 31, 2007, $0.5 million was outstanding under this loan. We have a one-year extension available at our option on this loan, subject to certain conditions.

We came to terms with our lender to amend the financial covenants of our 3161 Michelson construction loan, which resulted in an increase in the spread from 2.25% to 2.50% effective September 30, 2007.

As of December 31, 2007, we have a total of $164.1 million available for draw under our construction loans to fund future construction activity at our projects currently under development and to fund tenant improvements and lease commissions as we lease space at our 3161 Michelson property that was placed in service during 2007.

2006 Activity –

We entered into a $240.0 million construction loan for our project at 3161 Michelson located in Irvine, California in September 2006. This loan bore interest at LIBOR plus 2.25% and matures in September 2008, excluding three one-year extensions available to us at our option.

We entered into a $39.7 million construction loan for our development project at the Washington Mutual Irvine campus located in Irvine, California. This loan bears interest at LIBOR plus 1.80% and matures in December 2008, excluding a one-year extension available to us at our option, subject to certain conditions.

Investment in Joint Ventures

Maguire Macquarie Office, LLC

Maguire Properties, L.P. and Macquarie Office Trust entered into a joint venture agreement in October 2005 and completed the transactions contemplated in the agreement in January 2006. We contributed Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Washington Mutual Campus and Cerritos Corporate Center to the joint venture, while Macquarie Office Trust contributed Stadium Gateway and cash. As of December 31, 2007 and 2006, our interest in the joint venture is 20% and Macquarie Office Trust’s interest is 80%.

During 2006, we received net cash proceeds of $376.4 million and recognized a gain on sale of $108.5 million related to the establishment of the joint venture.

We earn management, investment advisory fees and leasing commissions from the joint venture.

Maguire Properties, L.P. is the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009.

In accordance with the joint venture agreement, both Maguire Properties, L.P. and Macquarie Office Trust have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, Macquarie Office Trust has a right to acquire up to a 50% interest in our development projects at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value, which will be determined when the project is 90% leased.

DH Von Karman Maguire, LLC

In October 2007, we contributed our office property located at 18301 Von Karman located in Irvine, California to a joint venture. We retain a 1% common equity interest and a 2% preferred interest in the joint venture. We did not record a gain or loss from the contribution of this property to the joint venture since the purchase price allocated to this property at the date of acquisition equaled the value recorded upon disposal.

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

Government and Environmental Regulations

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our existing properties has the necessary permits and approvals to operate its business.

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA, and we continue to make capital expenditures to address the requirements of the ADA. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess our properties and to make alterations as appropriate in this respect.

Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Also, some of our properties contain asbestos-containing building materials (“ACBM”). Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We can make no assurance that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, financial condition or results of operations. None of our recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

From time to time, the United States Environmental Protection Agency (“EPA”) designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. Superfund sites can cover large areas, affecting many different parcels of land. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center is located lies within a large Superfund site. The site was designated as a Superfund site because the groundwater beneath the site is contaminated. We have not been named, and do not expect to be named, as a potentially responsible party for the site. If we were named, we would likely be required to enter into a de minimus settlement with the EPA and pay nominal damages.

Independent environmental consultants have conducted Phase I or other environmental site assessments on all of the properties in our portfolio within the last 36 months. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Insurance

We carry commercial liability, fire, extended coverage, earthquake, terrorism, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of management, the properties in our portfolio are adequately insured. Our terrorism insurance, which covers both certified and non-certified terrorism loss, is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. Most of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Potential losses may not be covered by insurance.”

The costs and benefits of the blanket policy covering the properties in our portfolio and certain properties owned by Mr. Maguire are allocated pursuant to the Amended and Restated Property Insurance Sharing Agreement, dated June 27, 2003, as most recently amended on February 28, 2008 to reflect business acquisitions, dispositions and joint ventures. The coverage and costs allocated to each of the properties covered by the blanket policy is determined by taking into account the relative insured values for property coverage, relative square feet for casualty coverage and risks related to each covered property and any third-party requirements of lenders, lessees or lessors. In its capacity as “Manager” under the agreement, Maguire Properties Services, Inc. is obligated to procure insurance or amend policies as properties are sold, acquired or developed, present and pursue claims for losses on behalf of us and the entities that own Mr. Maguire’s properties, hire independent adjusters to determine losses, hold undistributed insurance proceeds in trust until distributed, administer the distribution of insurance proceeds and coordinate the payment of insurance premiums.

Employees

As of December 31, 2007, we employed 233 persons. None of these employees are currently represented by a labor union.

Offices

Our executive offices are located at 1733 Ocean Avenue, Suite 400, Santa Monica California, 90401, telephone number 310-857-1100. We own the buildings in which our leasing, marketing, accounting and development departments are located: the Wells Fargo Tower at 333 South Grand Avenue in Los Angeles, California and the KPMG Tower at 355 South Grand Avenue, Los Angeles, California. We believe that our current facilities are adequate for our present needs. We may add regional offices or relocate our offices depending upon our future development projects and alternative uses for available space.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Information Room at 100 F Street, NE, Washington, DC

20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website address is http://www.maguireproperties.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. In addition, our board of directors maintains a charter for each of its committees and has adopted a written set of corporate governance guidelines and a code of business conduct and ethics. The public may access on our website, free of charge, these committee charters, corporate governance guidelines and code of business conduct and ethics. Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not a part of this Annual Report on Form 10-K.

It em 1A.	Risk Factors.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), which sets forth the safe harbor from civil liability provided for forward-looking statements. In particular, statements relating to our capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations, and market conditions, demographics and results of operations) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	General economic conditions;

•	Future terrorist attacks in the U.S.;

•	Defaults on or non-renewal of leases by tenants;

•	Increased interest rates and operating costs;

•	Our failure to obtain necessary outside financing;

•	Decreased rental rates or increased vacancy rates;

•	Difficulties in identifying properties to acquire and completing acquisitions;

•	Difficulty in operating the properties owned through our joint ventures;

•	Our failure to successfully operate acquired properties and operations;

•	Difficulties in disposing of identified properties at attractive valuations or at all;

•	Our failure to reduce our level of indebtedness;

•	Our failure to successfully develop or redevelop properties;

•	Our failure to maintain our status as a REIT;

•	Environmental uncertainties and risks related to natural disasters;

•	Financial market fluctuations; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Annual Report on Form 10-K. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our Series A Preferred Stock. When we refer to our “Effective Portfolio,” it includes properties in our joint venture with Macquarie Office Trust at our ownership interest.

Most of our properties depend upon the Southern California economy and the demand for office space.

Most of our properties are located in Los Angeles County, California, Orange County, California and San Diego County, California, and many of them are concentrated in the LACBD, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Southern California region (such as business layoffs or downsizing, industry slowdowns (such as the current difficulties in the mortgage industry), relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and Southern California regional office space market (such as oversupply of, reduced demand for or decline in property values in such office space). The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in the Southern California region, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure you of the growth of the Southern California economy or the national economy or our future growth rate.

Tax indemnification obligations in the event that we sell certain properties could limit our operating flexibility.

We have agreed to indemnify Mr. Maguire (and certain related entities) and certain others against adverse tax consequences to them in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in five of the office properties in our portfolio, which represented 37.2% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2007. These tax indemnity obligations apply for initial periods ranging between seven and nine years from the date of our IPO, which occurred on June 27, 2003, with up to three one-year extension periods if Mr. Maguire and related entities maintain ownership of Operating Partnership units equal to 50% of the units received by them in the formation transactions. In addition, Mr. Maguire and certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor have guaranteed $591.8 million of our debt as of December 31, 2007. We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to sell any of these properties in transactions that would trigger these tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and other contributors, and we have acknowledged that a calculation of damages will not be based on the time value of money or the time remaining within the restricted period. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties.

Potential losses may not be covered by insurance.

We carry commercial liability, fire, extended coverage, earthquake, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, like those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover such losses. Most of our properties are located in Southern California, an area especially subject to earthquakes. Six of the eight largest properties in our office portfolio—US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (one of our joint venture properties)—are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 45.1% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2007. Because these properties are located so closely together, an earthquake in downtown Los Angeles could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes, particularly losses from an earthquake in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties (including US Bank Tower) are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or may cost more. Six of the eight largest properties in our office portfolio—US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (one of our joint venture properties)—are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 45.1% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2007. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our Operating Partnership with respect to sales of specified properties.

Our debt level reduces cash available for distribution, including cash available to pay dividends on our common stock and Series A Preferred Stock, and may expose us to the risk of default under our debt agreements.

As of December 31, 2007, our total consolidated indebtedness was approximately $5.0 billion. At December 31, 2007, we had a $130.0 million secured revolving credit facility under which we had no outstanding borrowings; however, approximately $10.3 million of this facility has been used to secure standby letters of credit, none of which have been drawn. The terms of our secured revolving credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens and the disposition of assets. The terms also require compliance with financial ratios relating to interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness and certain investment limitations. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We may not generate sufficient operating cash flow after debt service to pay the distributions currently contemplated and any such distributions may be financed by additional borrowings until we reduce our leverage level sufficiently to enable us to pay distributions from operating cash flow. In the event of default, our debt agreements may also prevent us from paying distributions necessary to maintain our REIT qualification. Our revolving credit facility also prohibits us from distributing to our stockholders in excess of the greater of (1) 95% of our “funds from operations” (as defined in our revolving credit facility) or (2) $1.60 per share during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes. Our existing mortgage agreements contain lockbox and cash management provisions, which, under certain circumstances, limit our ability to utilize available cash flows at the specific property, including paying distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences including the following:

•	Our cash flow may be insufficient to meet our required principal and interest payments;

•	We may be unable to borrow additional funds as needed or on favorable terms;

•	We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	Because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	We may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	We may violate restrictive covenants in our loan agreements, which would entitle the lenders to accelerate our debt obligations;

•	Our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness; and

•	Our agreement with Mr. Maguire and other contributors to use commercially reasonable efforts to maintain certain debt levels may limit our flexibility to refinance the debt encumbering our properties.

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. In addition, our debt agreements contain lockbox and cash management arrangements pursuant to which substantially all of the income generated by our properties is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders and from which cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. As a result, we may be forced to draw funds from our revolving credit facility in order to pay dividends to our stockholders and maintain our qualification as a REIT.

Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with Mr. Maguire and others with respect to sales of certain properties obligating us to use commercially reasonable efforts to make certain levels of indebtedness available for them to guarantee.

We depend on significant tenants.

As of December 31, 2007, our 20 largest tenants represented approximately 34.9% of our Effective Portfolio’s total annualized rental revenues.

Our rental revenues depend on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current difficulties in the mortgage industry, may adversely affect our major tenants and potential tenants in our markets. These major tenants may experience a downturn in their business, which may weaken their financial condition, resulting in their failure to make timely rental payments and/or default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the United States Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, our claim for unpaid rent would likely not be paid in full. The chance of a downturn in our tenants’ business or one or more tenant bankruptcies may be increased with respect to tenants that are in or rely on the mortgage industry.

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

•

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

•

In connection with certain potential acquisitions, we have entered into a right of first opportunity agreement with Macquarie Office Trust, whereby for any potential acquisition or development property prospect located in Southern California meeting certain investment criteria, we are obligated to offer Macquarie Office Trust the first opportunity to acquire a participating interest in that property.

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

We are currently developing projects at Lantana Media Campus, 207 Goode Avenue, 17885 Von Karman Avenue and Mission City Corporate Center. We are currently planning development projects at 755 South Figueroa, Glendale Center, Stadium Tower II, Brea Financial Commons/Brea Corporate Place, Pacific Arts Plaza, Park Place, 2600 Michelson, 500 Orange Center, 605 City Parkway, City Plaza II, City Tower II and San Diego Tech Center. These construction projects, and others that we may undertake from time to time, are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include the following:

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

Our ability to pay dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•	Local oversupply, increased competition or reduction in demand for office space;

•	Inability to collect rent from tenants;

•	Vacancies or our inability to rent space on favorable terms;

•	Inability to finance property development and acquisitions on favorable terms;

•	Increased operating costs, including insurance premiums, utilities and real estate taxes;

•	Costs of complying with changes in governmental regulations; and

•	Changing submarket demographics.

In addition, we are subject to risks generally incident to the ownership of real property, including changes in global, national, regional or local economic or real estate market conditions. For example, the current difficulties in the mortgage industry or a rise in interest rates could make it more difficult for us to lease space in or dispose of our properties. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or the public perception that any of these conditions may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. The foregoing could mean that we may be unable to complete our planned $2.0 billion sale of strategically-identified properties in the near term or at all.

If we do not have adequate cash to fund our business, we will be adversely affected.

Our business requires continued access to adequate cash to finance our operations, dividends, capital expenditures, indebtedness repayment obligations, development costs and property acquisition costs, if any. We expect to generate the cash to be used for those purposes primarily with internally generated cash flow, existing cash on hand, borrowings under our $130.0 million revolving credit facility, refinancing of existing indebtedness and the proceeds from sales of strategically-identified assets and potential joint ventures. We may not be able to generate sufficient cash for these purposes. For example, we may have difficulties with cash flow, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations, which may impact our ability to comply with the covenants of the revolving credit facility and to draw funds under that facility (and in turn our compliance with the 3161 Michelson construction loan). We may be unable to refinance existing indebtedness on favorable terms or at all, especially during periods of uncertainty in the credit markets. Based on market conditions, we may be unable to complete any joint venture transactions or sell non-strategic assets. Any of the foregoing would adversely affect our stockholders and could impact our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of office and commercial real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose potential tenants and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

We could default on leases for land on which some of our properties are located.

We possess leasehold interests on the land at Two California Plaza that, including renewal options, expires in 2082. We also have a lease for the land at Brea Corporate Place that expires in 2083. As of December 31, 2007, we had 1,656,580 net rentable square feet of office space located on these parcels. If we default under the terms of these long-term leases, we may be liable for damages and lose our interest in these properties, including our options to purchase the land subject to the leases.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2007, leases representing 8.4% and 6.4% of the square footage of the properties in our Effective Portfolio will expire in 2008 and 2009, respectively, and an additional 18.9% of the square footage of the properties in our Effective Portfolio was available. Above market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

Because we own a hotel property, we face the risks associated with the hospitality industry.

We own the Westin® Pasadena Hotel in Pasadena, California and are susceptible to risks associated with the hospitality industry, including:

•	Competition for guests with other hotels, some of which may have greater marketing and financial resources than the manager of our hotel;

•	Increases in operating costs from inflation and other factors that the manager of our hotel may not be able to offset through higher room rates;

•	Future terrorist attacks that could adversely affect the travel and tourism industries and decrease demand for our hotel;

•	Fluctuating and seasonal demands of business travelers and tourism;

•	General and local economic conditions that may affect demand for travel in general; and

•	Potential oversupply of hotel rooms resulting from excessive new development.

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

These environmental laws also govern the presence, maintenance and removal of ACBM, and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability. Some of our properties contain ACBM and we could be liable for such fines or penalties. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or those such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations.

Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the EPA designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which the Glendale Center is located lies within a large Superfund site, and we could be named as a potentially responsible party with respect to that site.

Existing conditions at some of our properties may expose us to liability related to environmental matters.

Independent environmental consultants have conducted Phase I or other environmental site assessments on all of the properties in our existing portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or those such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Our exploration of strategic alternatives may adversely affect us.

On December 11, 2007, we announced that we formed a Special Committee comprised solely of independent directors to focus on strategic alternatives for achieving stockholder value, including a possible sale of our company. We cannot assure you that any transaction will be proposed by any party or found acceptable. The Special Committee’s ability to complete a transaction, if the Special Committee decides to pursue such a strategy, will depend on numerous factors, some of which are outside the Special Committee’s control. There are various risks and uncertainties related to our strategic alternatives review process, including:

•	The process may disrupt operations and distract management;

•	We may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;

•	The process may be time consuming and expensive and may result in the loss of business opportunities;

•	Regardless of whether the current process results in any transaction, we may be subject to a related proxy contest and/or stockholder litigation;

•

Perceived uncertainties as to our future direction may result in increased difficulties, including difficulties in: (1) recruiting and retaining employees, particularly senior management, (2) entering into deals with potential joint venture partners, (3) securing new loans or refinancing existing loans and (4) leasing new space or renewing existing leases; and

•	The trading prices of our common stock and Series A Preferred Stock may be highly volatile during the process, including following any further public announcements regarding the process.

The foregoing could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We may face a proxy contest and/or stockholder litigation.

In the ordinary course of business or in connection with a particular set of facts, we may be subject to a proxy contest and/or stockholder litigation. If we were to engage in a proxy contest and/or stockholder litigation, the process may prove to be costly, disrupt our operations and distract management.

Our growth depends on external sources of capital that are outside of our control.

In order to maintain our qualification as a REIT, we are required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal and state income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

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

Joint venture investments, including our joint venture with Macquarie Office Trust, could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We are currently partners with Macquarie Office Trust and DH Von Karman, LLC in joint ventures. We may also co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In the case of our existing joint ventures and any additional joint ventures, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entities. Additionally we have a right of first opportunity agreement with Macquarie Office Trust, which obligates us to offer Macquarie Office Trust the first opportunity to invest in any potential acquisition property. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Impasses could also result in either the sale of a building or buildings, the sale of our joint venture interest or the purchase of Macquarie Office Trust’s interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

A recently completed acquisition of office and development real property subjects us to various risks which could adversely affect our operating results.

On April 24, 2007, we purchased 24 properties and 11 developments sites from Blackstone Real Estate Advisors for $2.875 billion. During 2007, we disposed of eight properties and three development sites and contributed one property to a joint venture that were acquired as part of this transaction. We purchased the properties on an as is, where is basis and with all faults and defects, without any representations or warranties, except as expressly set forth in the Purchase Agreement. The properties are located in Los Angeles and Orange County, California and as of the date of purchase totaled approximately 5.9 million rentable square feet and developable land now estimated to support approximately 3.0 million square feet of improvements.

Risks associated with the acquisition of the properties include:

•	We may be unable to find buyers for properties that have been determined by management to be non-core properties; and

•	In addition, because we have released the seller from all claims related to the properties to the extent provided by law, we may be subject to unknown future liabilities without any recourse.

Each of the above instances may potentially have a material adverse effect on our financial position, results of operations, cash flow, the per share trading price of our common stock and Series A Preferred Stock, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Conflicts of interest exist with holders of units in our Operating Partnership.

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with one of our officers. Mr. Maguire has entered into employment and non-competition agreements with us pursuant to which he has agreed, among other things, not to engage in certain business activities in competition with us and pursuant to which he will devote substantially full-time attention to our affairs. We have also entered into property management and development agreements with respect to certain properties owned by Mr. Maguire. None of these employment, non-competition, and management and development agreements was negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these employment, non-competition, management and development agreements because of our desire to maintain our ongoing relationship with the individuals involved.

Tax consequences upon sale or refinancing. Some holders of Operating Partnership units, including Mr. Maguire (and certain related entities), may suffer different and more adverse tax consequences than holders of our common stock or Series A Preferred Stock upon the sale or refinancing of the properties owned by our Operating Partnership, and therefore these holders may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties.

Outside activities of management. Mr. Maguire has substantial outside business interests, including Maguire Aviation, his controlling interests in the Solana property in Texas, a senior housing project located at 740 South Olive Street and a parking structure located at 17th and Grand Avenue both in the LACBD, 1733 Ocean Avenue, Western Asset Plaza, Water’s Edge I and II and certain other passive real estate investments, and Master Investments, LLC, an entity that is a potential competitor. Although Mr. Maguire is party to an employment agreement, which requires that he devote substantially full-time attention to our business and affairs, this agreement also permits Mr. Maguire to devote time to his outside business interests consistent with his past practice prior to our IPO, and we have no assurance that Mr. Maguire will continue to devote any specific portion of his time to us. As a result, these outside business interests could interfere with Mr. Maguire’s ability to devote time to our business and affairs.

Our chairman and chief executive officer has substantial influence over our affairs. As of December 31, 2007, Mr. Maguire beneficially owns common stock and Operating Partnership units redeemable for cash or shares of our common stock, at our option, totaling an aggregate of 9,042,036 shares, including 52,632 Operating Partnership units beneficially owned through Maguire Partners—Master Investments, LLC, an entity in which Mr. Maguire owns a 55% interest, representing a total of approximately 16.60% of the total outstanding shares of our common stock and outstanding Operating Partnership Units. As of December 31, 2007, Mr. Maguire had pledged 2,040,039 of his Operating Partnership units and 1,567,810 shares of his common stock to lenders as collateral for personal loans. Consequently, Mr. Maguire has substantial influence on us and could exercise his influence in a manner that is not in the best interests of our stockholders. Pursuant to the partnership agreement of our Operating Partnership, we may not engage in termination transactions, such as a tender offer, merger or sale of substantially all of our assets, without meeting certain criteria with respect to the consideration to be received by the limited partners and without the consent of partners (including us) holding 50% of all partnership interests.

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we would be subject to federal and state income tax at regular corporate rates; (ii) we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock and Series A Preferred Stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. To qualify as a REIT, we must satisfy a number of asset, income, organizational, distribution, stock ownership and other requirements. Also, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if our services company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s-length basis.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Mr. Maguire. Among the reasons that Mr. Maguire is important to our success is that he has a national industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with such personnel could diminish. In addition, Mr. Maguire is 72 years old and, although he has informed us that he does not currently plan to retire, his continued service to us cannot be guaranteed. Many of our other senior executives also have strong regional industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

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

We could authorize and issue stock without stockholder approval. Our charter authorizes our board of directors to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, to issue authorized but unissued shares of our common stock or Series A Preferred Stock and to classify or reclassify any unissued shares of our common stock or Series A Preferred Stock and to set the preferences, rights and other terms of such classified or unclassified shares. Although our board of directors has no such intention at the present time, it could establish another series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction that might be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including: (i) “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and (ii) “control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. In addition, provided that we have a class of equity securities registered under the Securities Exchange Act of 1934 and at least three independent directors, Subtitle 8 of Title 3 of the MGCL permits us to elect to be subject, by provision in our charter or bylaws or a resolution of our board of directors and notwithstanding any contrary provision in the charter or bylaws, to certain provisions, including a classified board and a requirement that a vacancy on the board be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred. Our charter, bylaws, the partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might otherwise be in the best interest of our stockholders.

Market interest rates and other factors may affect the value of our common stock and Series A Preferred Stock.

One of the factors influences the price of our common stock and Series A Preferred Stock is the dividend yield on our common stock and Series A Preferred Stock relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock and Series A Preferred Stock to go down. The trading price of shares of our common stock and Series A Preferred Stock would also depend on many other factors, which may change from time to time, including:

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

Our revolving credit facility prohibits us from redeeming or otherwise repurchasing any shares of our stock, including the common stock and Series A Preferred Stock. Our revolving credit facility also prohibits us from distributing to our stockholders more than 95% of our “funds from operations” (as defined in our revolving credit facility) during any four consecutive fiscal quarters, except as necessary to enable us to qualify as a REIT for federal income tax purposes. As a result, if we do not generate sufficient funds from operations (as defined in our revolving credit facility) during the twelve months preceding any common stock and Series A Preferred Stock dividend payment date, we would not be able to pay all or a portion of the accumulated dividends payable to holders of our common stock and Series A Preferred Stock on such payment date without causing a default under our revolving credit facility. In the event of a default under our revolving credit facility, we would be unable to borrow under our revolving credit facility and any amounts we have borrowed thereunder could become due and payable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Existing Portfolio

At December 31, 2007, our Operating Partnership owns whole or partial interests in 37 office and retail projects, a 350-room hotel with 266,000 square feet, offsite parking garages and on-site structured and surface parking. Excluding the 80% interest that our Operating Partnership does not own in the joint venture, our Effective Portfolio’s share of the Total Portfolio is approximately 17.8 million square feet. Our Operating Partnership also owns undeveloped land adjacent to existing office properties that we believe can support up to approximately 8.6 million square feet of office, retail and residential uses and an additional 8.3 million square feet of structured parking.

As of December 31, 2007 and 2006, our Maguire Macquarie joint venture owned the following six office properties:

Properties	Location	Rentable Square Feet
Wells Fargo Center	Denver, CO	1,211,773
One California Plaza	Los Angeles, CA	992,899
San Diego Tech Center	San Diego, CA	645,872
Washington Mutual Campus	Irvine, CA	414,595
Cerritos Corporate Center	Cerritos, CA	326,535
Stadium Gateway	Anaheim, CA	272,826

		3,864,500

The following table summarizes our Total Portfolio as of December 31, 2007:

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built / Renovated	Ownership %	Net Building Rentable	Effective(1)	% of Net Rentable	% Leased	Total Annualized Rents(2)	Effective Annualized Rents(2)	Annualized Rent $/ RSF(3)
Office Properties
Los Angeles County
Los Angeles Central Business District:
Gas Company Tower	1	16	1991	100%	1,325,017	1,325,017	6.34%	89.4%	$32,745,053	$32,745,053	$27.65
US Bank Tower	1	47	1989	100%	1,396,177	1,396,177	6.68%	85.4%	32,083,530	32,083,530	26.90
Wells Fargo Tower	2	68	1982	100%	1,394,671	1,394,671	6.67%	92.8%	25,712,369	25,712,369	19.88
Two California Plaza	1	62	1992	100%	1,328,275	1,328,275	6.35%	93.1%	23,899,487	23,899,487	19.32
KPMG Tower	1	21	1983	100%	1,139,835	1,139,835	5.45%	69.0%	16,189,316	16,189,316	20.58
777 Tower	1	37	1991	100%	1,009,602	1,009,602	4.83%	94.1%	19,135,796	19,135,796	20.14
550 South Hope Street	1	46	1991	100%	565,738	565,738	2.71%	91.0%	8,427,539	8,427,539	16.37
One California Plaza	1	32	1985	20%	992,899	198,580	4.75%	89.3%	16,906,892	3,381,378	19.06

Total LACBD Submarket	9	329			9,152,214	8,357,895	43.78%	87.9%	175,099,982	161,574,468	21.76

Tri-Cities Submarket
Glendale Center	2	4	1973/1996	100%	386,318	386,318	1.85%	100.0%	8,495,724	8,495,724	21.99
801 North Brand	1	31	1987	100%	284,889	284,889	1.36%	85.8%	4,572,978	4,572,978	18.71
701 North Brand	1	13	1978	100%	131,129	131,129	0.63%	100.0%	2,176,581	2,176,581	16.60
700 North Central	1	22	1979	100%	134,168	134,168	0.64%	92.2%	1,986,458	1,986,458	16.06
Plaza Las Fuentes	3	9	1989	100%	192,958	192,958	0.92%	100.0%	3,765,372	3,765,372	19.51

Total Tri-Cities Submarket	8	79			1,129,462	1,129,462	5.40%	95.5%	20,997,113	20,997,113	19.47

Santa Monica Professional and Entertainment Submarket
Lantana Media Campus	3	22	1989/2001	100%	331,572	331,572	1.59%	85.8%	9,732,277	9,732,277	34.19

Total Entertainment Submarket	3	22			331,572	331,572	1.59%	85.8%	9,732,277	9,732,277	34.19

Cerritos Office Submarket
Cerritos—Phase I	1	1	1999	20%	221,968	44,394	1.06%	100.0%	5,982,037	1,196,407	26.95
Cerritos—Phase II	1	—	2001	20%	104,567	20,913	0.50%	100.0%	2,482,421	496,485	23.74

Total Cerritos Submarket	2	1			326,535	65,307	1.56%	100.0%	8,464,458	1,692,892	25.92

Total Los Angeles County	22	431			10,939,783	9,884,236	52.33%	89.0%	$214,293,830	$193,996,750	$22.01

Orange County
John Wayne Airport Submarket
Park Place	8	41	1977/2002	100%	1,786,041	1,786,041	8.54%	71.0%	$18,971,017	$18,971,017	$14.96
3161 Michelson	1	3	2007	100%	532,141	532,141	2.55%	32.4%	5,086,346	5,086,346	29.49
2600 Michelson	1	32	1986	100%	307,286	307,286	1.47%	85.1%	4,689,010	4,689,010	17.94
1920 Main Plaza	3	34	1988	100%	304,935	304,935	1.46%	81.7%	5,117,030	5,117,030	20.55
2010 Main Plaza	1	29	1988	100%	280,680	280,680	1.34%	71.1%	3,474,323	3,474,323	17.40
18581 Teller	1	3	1983	100%	86,087	86,087	0.41%	100.0%	1,362,066	1,362,066	15.82
Washington Mutual Irvine Campus	4	2	1989/2004	20%	414,595	82,919	1.98%	100.0%	9,078,994	1,815,799	21.90

Total Airport Submarket	19	144			3,711,765	3,380,089	17.75%	71.4%	47,778,786	40,515,591	18.02

Costa Mesa Submarket
Griffin Towers	2	41	1987	100%	543,205	543,205	2.60%	77.1%	6,625,459	6,625,459	15.83
Pacific Arts Plaza	8	44	1982	100%	785,225	785,225	3.76%	85.0%	14,079,617	14,079,617	21.09

Total Costa Mesa Submarket	10	85			1,328,430	1,328,430	6.36%	81.8%	20,705,076	20,705,076	19.06

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built / Renovated	Ownership %	Net Building Rentable	Effective(1)	% of Net Rentable	% Leased	Total Annualized Rents(2)	Effective Annualized Rents(2)	Annualized Rent $/ RSF(3)
Office Properties
Orange County
Central Orange Submarket
3800 Chapman	1	1	1984	100%	157,231	157,231	0.75%	100.0%	2,143,143	2,143,143	13.63
500-600 Parkway	3	7	1978	100%	457,069	457,069	2.19%	13.6%	959,511	959,511	15.39
City Tower	1	30	1988	100%	410,068	410,068	1.96%	90.2%	7,033,738	7,033,738	19.01
City Plaza	1	38	1969/1999	100%	327,003	327,003	1.56%	56.6%	2,810,281	2,810,281	15.19
500 Orange Tower	3	47	1987	100%	333,505	333,505	1.60%	94.4%	5,852,308	5,852,308	18.58
Stadium Towers Plaza	1	31	1988	100%	257,321	257,321	1.23%	79.4%	3,777,805	3,777,805	18.48
Stadium Gateway	1	9	2001	20%	272,826	54,565	1.31%	91.8%	4,912,677	982,535	19.63

Total Central Orange Submarket	11	163			2,215,023	1,996,762	10.60%	69.7%	27,489,463	23,559,321	17.80

Other
Brea Corporate Place	2	17	1987	100%	328,305	328,305	1.57%	66.8%	2,699,605	2,699,605	12.30
Brea Financial Commons Portfolio	3	4	1987	100%	164,490	164,490	0.79%	49.1%	1,563,746	1,563,746	19.35
130 State College	1	—	1983	100%	43,449	43,449	0.21%	0.0%	—	—	—

Total Other	6	21			536,244	536,244	2.57%	56.0%	4,263,351	4,263,351	14.20

Total Orange County	46	413			7,791,462	7,241,525	37.28%	71.6%	$100,236,676	$89,043,339	$17.96

San Diego County
Sorrento Mesa Submarket
San Diego Tech Center	11	32	1984/1986	20%	645,872	129,174	3.09%	98.6%	$12,063,357	$2,412,671	$18.95

Total Sorento Mesa Submarket	11	32			645,872	129,174	3.09%	98.6%	12,063,357	2,412,671	18.95

Mission Valley Submarket
Mission City Corporate Center	3	13	1990	100%	190,634	190,634	0.91%	84.6%	3,873,805	3,873,805	24.02

Total Mission Valley Submarket	3	13			190,634	190,634	0.91%	84.6%	3,873,805	3,873,805	24.02

Total San Diego County	14	45			836,506	319,808	4.00%	95.4%	$15,937,162	$6,286,476	$19.97

Other
Denver, CO—Downtown Submarket
Wells Fargo Center—Denver	1	41	1983	20%	1,211,773	242,355	5.80%	95.2%	21,612,583	4,322,517	18.74

Total Other	1	41			1,211,773	242,355	5.80%	95.2%	21,612,583	4,322,517	18.74

Total Office Properties	83	930			20,779,524	17,687,924	99.41%	83.1%	$352,080,251	$293,649,082	$20.39

Retail Property
John Wayne Airport Submarket
Park Place	8	25	1981	100%	122,533	122,533	0.59%	95.1%	$3,527,833	$3,527,833	$30.26

Total Retail Properties	8	25			122,533	122,533	0.59%	95.1%	3,527,833	3,527,833	30.26

Total Office and Retail Properties	91	955			20,902,057	17,810,457	100.00%	83.2%	$355,608,084	$297,176,915	$20.45

Effective Office and Retail Properties					17,810,457			81.1%			$20.56

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built / Renovated	Ownership %	Net Building Rentable	Effective(1)	% of Net Rentable	% Leased	Total Annualized Rents(2)	Effective Annualized Rents(2)	Annualized Rent $/ RSF(3)
Hotel Property					SQFT	Effective SQFT	Number of Rooms
Westin Hotel, Pasadena, CA				100%	266,000	266,000	350

Total Hotel Property					266,000	266,000	350

Total - Office, Retail, and Hotel					21,168,057	18,076,457

Parking Properties					SQFT	Effective SQFT	Vehicle Capacity	Effective Vehicle Capacity	Annualized Parking Revenue(4)	Effective Annualized Parking Revenue(5)	Effective Annualized Parking Revenue per Vehicle Capacity(6)
On-Site Parking					12,052,893	10,131,539	40,863	34,265	$55,295,414	$47,535,202	$1,387
Off-Site Garages					1,815,453	1,815,453	5,729	5,729	11,229,264	11,229,264	1,960

Total Parking Properties					13,868,346	11,946,992	46,592	39,994	$66,524,678	$58,764,466	$1,469

Total—Office, Retail, Hotel and Parking Properties					35,036,403	30,023,449

(1)	Includes 100% of our consolidated portfolio and 20% of our Maguire Macquarie joint venture portfolio.
(2)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2007. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.
(3)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(4)	Annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2007.
(5)	Effective annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2007 adjusted to include 100% of our consolidated portfolio and 20% of our Maguire Macquarie joint venture portfolio.
(6)	Effective annualized parking revenue per vehicle capacity represents the annualized parking revenue as computed above, divided by the vehicle capacity.

Tenant Information

Our Total Portfolio is currently leased to 955 tenants, many of which are nationally recognized firms in the financial services, entertainment, accounting and law sectors. The following table sets forth information regarding the 20 largest tenants in our office portfolio based on annualized rent for the Effective Portfolio as of December 31, 2007:

	Tenant	Number of Locations	Annualized Rent (1)	% of Total Annualized Rent	Total Leased Square Feet	% of Aggregate Leased Square Feet of Existing Portfolio	Weighted Average Remaining Lease Term in Months	S & P Credit Rating / National Recognition (2)
	Rated
1	Southern California Gas Company	1	$21,283,883	7.1%	576,516	4.0%	46	A
2	Sempra (Pacific Enterprises)	1	8,504,539	2.9%	225,756	1.6%	30	A
3	Wells Fargo Bank (3)	4	6,609,560	2.2%	393,765	2.7%	81	AA+
4	Bank of America (3)	4	4,175,636	1.4%	189,338	1.3%	46	AA
5	Disney Enterprises	1	3,706,960	1.2%	156,215	1.1%	42	A
6	US Bank, National Association	2	3,784,704	1.3%	162,090	1.1%	87	AA+
7	State Farm Mutual Auto Insurance Company	3	2,618,861	0.9%	171,497	1.2%	24	AA
8	Washington Mutual, FA (3)	1	2,271,661	0.8%	100,136	0.7%	52	A-
9	GMAC Mortgage Corporation	1	2,342,898	0.8%	130,161	0.9%	72	AAA
10	Home Depot	1	2,143,142	0.7%	157,231	1.1%	43	BBB+

	Total Rated / Weighted Average (3), (4)		57,441,844	19.3%	2,262,705	15.7%	53

	Total Investment Grade Tenants (3)		107,547,847	36.2%	4,976,164	34.4%

	Unrated - Nationally Recognized
11	Latham & Watkins	2	9,813,441	3.3%	382,716	2.6%	182	2nd Largest US Law Firm
12	Gibson Dunn & Crutcher	2	8,843,741	3.0%	354,721	2.5%	118	19th Largest US Law Firm
13	Deloitte & Touche	1	5,216,904	1.8%	342,094	2.4%	87	Largest US Accounting Firm
14	Marsh USA, Inc.	1	3,727,695	1.3%	212,721	1.5%	124	World’s Largest Insurance Broker
15	KPMG	1	3,612,487	1.2%	175,971	1.2%	78	4th Largest US Accounting Firm
16	Morrison & Foerster	1	3,469,400	1.2%	138,776	1.0%	69	22nd Largest US Law Firm
17	Munger Tolles & Olson	1	3,374,322	1.1%	160,682	1.1%	170	129th Largest US Law Firm
18	PricewaterhouseCoopers	1	2,988,225	1.0%	160,784	1.1%	65	3rd Largest US Accounting Firm
19	Bingham McCutchen, LLP	1	2,799,537	0.9%	104,712	0.7%	61	27th Largest US Law Firm
20	Sidley & Austin	1	2,456,316	0.8%	187,362	1.3%	192	5th Largest US Law Firm

	Total Unrated /Weighted Average (3), (4)		46,302,068	15.6%	2,220,539	15.4%	122

	Total Nationally Recognized Tenants (3)		73,962,833	24.9%	3,629,961	25.1%

	Total / Weighted Average (3), (4)		$103,743,912	34.9%	4,483,244	31.1%	87

	Total Investment Grade or Nationally Recognized Tenants (3)		$181,510,680	61.1%	8,606,125	59.6%

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2007, multiplied by 12. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized base rent.
(2)	S&P credit ratings are as of December 31, 2007. Rankings of law firms are based on total gross revenue in 2006 as reported by American Lawyer Media’s LAW.com.
(3)	Includes 20% of annualized rent and leased square footage for our Maguire Macquarie joint venture properties.
(4)	The weighted average calculation is based on the effective net rentable square feet leased by each tenant, which reflects our pro-rata share of the Maguire Macquarie joint venture.

The following table presents the diversification of the tenants occupying space in our Effective Portfolio by industry as of December 31, 2007:

NAICS Code	North American Industrial Classification System Description	Total Leased Square Feet	Percentage of Effective Office Portfolio Leased Square Feet
221	Utilities	967,177	6%
541	Professional, Scientific and Technical Services (except Legal Services)	1,711,910	12%
611	Educational Services	270,579	2%
5411	Legal Services	3,428,285	24%
311 - 339	Manufacturing	230,019	2%
511 - 518	Information	746,006	5%
521 - 525	Finance and Insurance	5,168,513	36%
531 - 532	Real Estate and Rental and Leasing	310,628	2%
721 - 722	Accommodation and Food Services	254,813	2%
921 - 923	Public Administration	312,553	2%
	Other	1,050,470	7%

		14,450,953	100%

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

Lease Distribution

The following table presents information relating to the distribution of leases in our Effective Portfolio based on the effective net rentable square feet under lease as of December 31, 2007:

Square Feet Under Lease	Number of Leases	Percent of all Leases	Total Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Rent	Percentage of Annualized Rent
less than 2,500	310	30.8%	434,922	3.0%	$9,733,139	3.3%
2,501-10,000	366	36.3%	1,877,250	13.0%	37,900,798	12.7%
10,001-20,000	143	14.2%	1,627,721	11.3%	30,597,426	10.3%
20,001-40,000	82	8.1%	1,995,980	13.8%	39,707,268	13.4%
40,001-100,000	67	6.7%	3,024,036	20.9%	58,487,030	19.7%
greater than 100,000	39	3.9%	5,491,044	38.0%	120,751,254	40.6%

	1,007	100.0%	14,450,953	100.0%	$297,176,915	100.0%

Lease Expirations

The following table presents a summary of lease expirations for our wholly-owned portfolio (excluding our joint venture properties), for leases in place at December 31, 2007 plus available space, for each of the ten calendar years beginning January 1, 2008. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Rent	Percentage of Total Annualized Rent	Current Rent per Square Foot(1)	Rent per Square Foot at Expiration(2)
Available	3,320,266	19.5%
2008	1,461,849	8.6%	$25,600,296	9.1%	$17.51	$17.56
2009	1,039,125	6.1%	18,938,193	6.7%	18.23	18.81
2010	1,701,200	10.0%	37,080,527	13.1%	21.80	23.01
2011	2,443,010	14.3%	57,111,451	20.2%	23.38	25.10
2012	1,129,858	6.6%	23,404,931	8.3%	20.71	23.32
2013	1,993,011	11.7%	37,537,173	13.3%	18.83	23.07
2014	524,562	3.1%	10,277,426	3.6%	19.59	23.82
2015	834,083	4.9%	16,899,878	6.0%	20.26	24.36
2016	136,881	0.8%	2,605,850	0.9%	19.04	25.57
2017	1,194,258	7.0%	24,307,819	8.6%	20.35	24.47
Thereafter	1,259,454	7.4%	28,805,579	10.2%	22.87	30.38

	17,037,557	100.0%	$282,569,123	100.0%	$20.60	$23.33

(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.
(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

The following table presents a summary of lease expirations for our joint venture with Macquarie Office Trust for leases in place at December 31, 2007 plus available space, for each of the ten calendar years beginning January 1, 2008. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Rent	Percentage of Total Annualized Rent	Current Rent per Square Foot(1)	Rent per Square Foot at Expiration(2)
Available	196,188	5.1%
2008	185,401	4.8%	$3,573,015	4.9%	$19.27	$19.34
2009	541,976	14.0%	9,980,901	13.7%	18.42	19.23
2010	446,469	11.6%	10,240,529	14.0%	22.94	25.16
2011	470,990	12.2%	9,331,980	12.8%	19.81	21.77
2012	349,286	9.0%	6,775,917	9.3%	19.40	21.64
2013	242,204	6.3%	4,307,918	5.9%	17.79	21.68
2014	726,799	18.8%	15,149,034	20.7%	20.84	24.85
2015	105,013	2.7%	1,912,811	2.6%	18.21	22.26
2016	81,033	2.1%	1,378,696	1.9%	17.01	23.08
2017	37,787	1.0%	732,423	1.0%	19.38	28.52
Thereafter	481,354	12.4%	9,655,737	13.2%	20.06	28.34

	3,864,500	100.0%	$73,038,961	100.0%	$19.91	$22.92

(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.
(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the indicated dates, the percentage leased and annualized rent per leased square foot for our Effective Portfolio:

	Percent Leased	Annualized Rent per Square Foot(1)
December 31, 2007	81.10%	$20.56
December 31, 2006	87.60%	21.34
December 31, 2005	91.60%	19.88

(1)	Annualized rent per leased square foot represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any one-time or nonrecurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

Historical Tenant Improvements and Leasing Commissions (1) (2) (3)

The following table sets forth certain historical information regarding tenant improvements and leasing commission costs for tenants in our Effective Portfolio through December 31, 2007. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they were actually paid.

	For the Year Ended December 31,
	2007	2006	2005
Renewals (5)
Number of leases	152	74	67
Square feet	881,406	824,516	740,375
Tenant improvement costs per square foot (4)	$11.69	$29.22	$11.25
Leasing commission costs per square foot	$5.14	$8.18	$3.64
Total tenant improvements and leasing commissions
Costs per square foot	$16.83	$37.40	$14.89
Costs per square foot per year	$3.41	$4.78	$3.46

New / Modified Leases (6)
Number of leases	141	147	138
Square feet	893,634	1,015,192	1,047,634
Tenant improvement costs per square foot (4)	$22.89	$20.93	$24.29
Leasing commission costs per square foot	$6.52	$6.34	$5.41
Total tenant improvements and leasing commissions
Costs per square foot	$29.41	$27.27	$29.70
Costs per square foot per year	$5.00	$4.33	$4.78

Total
Number of leases	293	221	205
Square feet	1,775,040	1,839,708	1,788,009
Tenant improvement costs per square foot (4)	$17.33	$24.64	$18.89
Leasing commission costs per square foot	$5.84	$7.16	$4.68
Total tenant improvements and leasing commissions
Costs per square foot	$23.17	$31.80	$23.57
Costs per square foot per year	$4.28	$4.55	$4.36

(1)	Based on leases executed during the period. Excludes leases to related parties, short-term leases less than six months, and leases for raw space.
(2)	Tenant improvements and leasing commission information are included from the date of acquisition.
(3)	Tenant improvements and leasing commission information in 2007 and 2006 reflects 100% of the consolidated portfolio and 20% of the Maguire Macquarie joint venture properties. Information for 2005 reflects 100% of the consolidated portfolio and 100% of the Maguire Macquarie joint venture properties.
(4)	Tenant improvements include improvements and lease concessions.
(5)	Does not include retained tenants that have relocated to new space or expanded into new space.
(6)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

Historical Capital Expenditures (1)

The following table sets forth certain information regarding historical non-recoverable and recoverable capital expenditures in our Effective Portfolio for 2007, 2006 and 2005. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases, but are borne by us to the extent of the unleased space in our portfolio.

	For the Year Ended December 31,
	2007	2006	2005
Non-recoverable capital expenditures (2), (3)	$11,377,206	$2,607,195	$4,502,547
Total square feet (4)	16,675,985	12,247,589	9,150,550
Non-recoverable capital expenditures per square foot	$0.68	$0.21	$0.49
Recoverable capital expenditures (5), (6)	$2,863,262	$1,451,773	$1,553,935
Total square feet (4)	16,675,985	12,247,589	9,150,550
Recoverable capital expenditures per square foot	$0.17	$0.12	$0.17

(1)	Historical capital expenditures for each period shown reflect properties owned for the entire period. For properties acquired during each period, the capital expenditures will be reflected in the following full period of ownership. For properties sold during each period, the capital expenditures will be excluded for that period. Any capital expenditures incurred for acquisition or disposition properties during the period of acquisition or disposition will be footnoted separately.
(2)	Excludes $507,000 and $619,000 of non-recoverable capital expenditures for 2006 and 2005, respectively, incurred at acquired properties following their acquisition.
(3)	Excludes approximately $13.2 million of non-recoverable capital expenditures for 2007 as a result of discretionary renovation costs of $1.9 million at KPMG Tower, $9.4 million at 3161 Michelson as a result of on-going improvements made to the building until it is leased to stabilization and excludes $1.9 million related to planned renovation at Lantana Media Campus.
(4)	The square footages of Cerritos Corporate Center and Washington Mutual Irvine Campus are deducted from the total square feet amount as the tenants pay for all capital expenditures.
(5)	Recoverable capital improvements, such as equipment upgrades, are generally financed through capital leases. The annual amortization, based on each asset’s useful life, as well as any financing costs, are generally billed to tenants on an annual basis as payments are made. The amounts presented represent the total value of the improvements in the year they are made.
(6)	Excludes $506,000 of recoverable capital expenditures for 2005 incurred at acquired properties following their acquisition.

The following table sets forth certain information regarding historical capital expenditures at our hotel property for 2007, 2006 and 2005:

	For the Year Ended December 31,
Westin® Hotel, Pasadena, CA	2007	2006	2005
Hotel improvements and equipment replacement	$712,955	$730,531	$313,011
Total hotel revenue	27,214,156	27,053,648	24,037,425
Hotel improvements as a percentage of hotel revenue	2.6%	2.7%	1.3%
Renovation and upgrade costs(1)	$—	$164,072	$3,461,780

(1)	The Westin® Hotel underwent a $12.2 million renovation from December 2002 through August 2005, of which $3.5 million was funded by Westin®.

Construction in Progress and Development Pipeline

As of December 31, 2007, we had approximately 1.0 million square feet of construction in progress and developable land that we believe can support an additional 16.9 million square feet:

		As of December 31, 2007
Property	Location	Percentage Pre-Leased	Developable Square Feet(1)	Type of Planned Development
Construction in Progress
Lantana Media Campus	Santa Monica, CA	31%	198,000	Office
			223,000	Structured parking
207 Goode Avenue	Glendale, CA	—	189,000	Office
17885 Von Karman Avenue	Irvine, CA	—	150,000	Office
Mission City Corporate Center	San Diego, CA	—	92,000	Office
			128,000	Structured parking

	Total construction in progress		980,000

Development Pipeline
755 South Figueroa	Los Angeles, CA		930,000	Office
			266,000	Structured parking
Glendale Center—Phase II	Glendale, CA		264,000	Mixed use
			158,000	Structured parking
Stadium Tower II	Anaheim, CA		282,000	Office
			367,000	Structured parking
Brea Financial Commons/Brea Corporate Place (2)	Brea, CA		550,000	Office, mixed use
			784,000	Structured parking
Pacific Arts Plaza	Costa Mesa, CA		468,000	Office
			225,000	Residential (3)
			260,000	Structured parking
Park Place	Irvine, CA		1,285,000	Office, retail & hotel
			1,052,000	Residential
			2,376,000	Structured parking
2600 Michelson (4)	Irvine, CA		270,000	Office
			154,000	Structured parking
500 Orange Center (5)	Orange, CA		900,000	Office
			960,000	Structured parking
605 City Parkway	Orange, CA		200,000	Office
			228,000	Structured parking
City Plaza II	Orange, CA		360,000	Office
			387,000	Structured parking
City Tower II (6)	Orange, CA		465,000	Office
			696,000	Structured parking
San Diego Tech Center (7), (8)	Sorrento Mesa, CA		1,320,000	Office
			1,674,000	Structured parking

	Total development pipeline		16,881,000

(1)	The developable square feet represents the office, retail, residential and parking square footages that we estimate can be developed on the referenced property.
(2)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the allowed density under current zoning and capacity considerations for the site still under planning review.

(3)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the construction of 180 residential units as contemplated under a Program EIR completed by the City of Costa Mesa for this and other surrounding properties. This residential development would replace an existing 67,450 square foot office building at Pacific Arts Plaza.
(4)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on an allocation of excess trips reserved from our disposition of Inwood Park, which we are currently in discussion with the City of Irvine over securing, and the potential utilization of excess trips from our other assets in the Irvine Business Complex (i.e. Park Place).
(5)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the allowed density under current zoning. Approximately 60,000 square feet of the estimated development potential will require the consolidation of an adjacent remnant parcel in cooperation with the City of Orange.
(6)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the allowed density under a Conditional Use Permit obtained for the property in 2001, which has since expired.
(7)	Land held for development was not contributed to our joint venture with Macquarie Office Trust.
(8)	The third phase contemplates the demolition of 120,000 square feet of existing space.

Secured Debt

As of December 31, 2007, we had approximately $5.00 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by 29 properties and five construction loans. The weighted average interest rate on this indebtedness as of December 31, 2007 was 5.76% (based on the 30-day LIBOR rate at December 31, 2007 of 4.60% for our variable-rate loans). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8, Note 7 to Consolidated Financial Statements” included in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

We are involved in various litigation and other legal matters, including tort claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For information regarding the market in which our common stock, par value $0.01 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of our common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 20 to the Consolidated Financial Statements.”

Holders of Record

As of February 22, 2008, there were 26 holders of record of our common stock.

Dividends

In both 2007 and 2006, we declared quarterly distributions per share of $0.40 to holders of our common stock. These distributions are paid in the month following our quarter end. We currently intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

Subject to the distribution requirements applicable to REITs under the Code, we intend, to the extent practicable, to invest substantially all of the proceeds from dispositions and refinancing of our assets in real estate-related assets and other assets. We may, however, under certain circumstances, make a distribution of capital or assets. Such distributions, if any, will be made at the discretion of our board of directors. Distributions will be made in cash to the extent that cash is available for distribution.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is incorporated herein by reference to our 2008 Notice of Annual Meeting of Stockholders and Proxy Statement or Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2007.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the performance of our common stock from June 25, 2003 (the date upon which our common stock began publicly trading) through December 31, 2007 with that of the S&P 500 Index, the National Association of Real Estate Investment Trusts (“NAREIT”) Equity Index and the NAREIT Office Index. Upon written request, we will provide any stockholder with a list of the companies included in the NAREIT Equity and NAREIT Office indices. The Cumulative Total Return shown below assumes an initial investment of $100 on June 25, 2003 and reinvestment of dividends. The historical information included in the performance graph and Cumulative Total Return is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last trading day of each month shown (except for our initial trading date, June 25, 2003).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Maguire Properties, Inc., the S&P 500 Index,

the NAREIT Equity Index and the NAREIT Office Index

*	$100 invested on 6/25/03 in stock or 5/31/03 in index, including reinvestment of dividends. Fiscal year ending December 31.

	6/03	12/03	12/04	12/05	12/06	12/07
Maguire Properties, Inc.	$100.00	$132.74	$159.79	$190.43	$257.30	$199.89
S&P 500	100.00	116.61	129.30	135.65	157.08	165.71
NAREIT Equity	100.00	123.05	161.90	181.59	245.26	206.78
NAREIT Office	100.00	122.24	158.28	177.96	253.88	201.48

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial and operating data on a historical basis for our company and on a combined historical basis for the Predecessor. We have not presented historical information for our company prior to June 27, 2003, the date on which we consummated our IPO, because during the period from our formation until our IPO, we did not have any material corporate activity.

The Predecessor combined historical financial information includes the following entities, which are a subset of the entities referred to collectively in this Annual Report on Form 10-K as the Maguire Organization, for periods prior to June 27, 2003:

•	The property management, leasing and real estate development operations of Maguire Partners Development, Ltd.;

•	The real estate operations for certain entities that owned Plaza Las Fuentes and the Westin® Pasadena Hotel, Gas Company Tower, 808 South Olive garage and the KPMG Tower; and

•

Investments in and equity in the net income (loss) from the operations of certain real estate entities that owned US Bank Tower, Wells Fargo Tower and Glendale Center for all periods prior to June 27, 2003.

The owners of the Predecessor were Mr. Maguire and certain others who had minor ownership interests.

	Maguire Properties, Inc.					The Predecessor
	For the Year Ended December 31,				Period June 27, 2003 through December 31, 2003	Period January 1, 2003 through June 26, 2003
	2007	2006	2005	2004
	(In thousands, except per share data)
Operating Results (1), (2), (3):
Revenue:
Rental	$340,601	$240,496	$286,754	$187,748	$73,084	$28,732
Tenant reimbursements	105,317	84,985	107,438	79,664	35,181	13,367
Hotel operations	27,214	27,054	24,037	20,519	9,711	8,738
Other revenues	74,903	78,867	54,944	38,783	19,396	8,220

Total revenue	548,035	431,402	473,173	326,714	137,372	59,057

Expenses:
Rental property operating and maintenance	124,113	84,651	96,579	69,245	27,600	12,277
Hotel operating and maintenance	17,146	17,324	15,739	14,497	6,925	6,863
Real estate taxes	49,555	31,736	40,743	24,430	10,775	2,962
Parking	16,476	12,236	11,860	9,293	3,733	1,295
General and administrative	37,677	36,909	21,707	17,530	24,507	15,003
Other expense	5,177	649	2,649	2,657	777	272
Depreciation and amortization	201,173	129,774	156,957	86,587	30,811	11,387
Interest	233,890	121,927	149,787	64,235	26,206	24,853
Loss from early extinguishment of debt	21,662	11,440	1,769	791	46,760	6,667

Total expenses	706,869	446,646	497,790	289,265	178,094	81,579

(Loss) income from continuing operations before equity in net (loss) income of real estate entities, equity in net loss of unconsolidated joint ventures, gain on sale of real estate and minority interests	(158,834)	(15,244)	(24,617)	37,449	(40,722)	(22,522)
Equity in net (loss) income of real estate entities	—	—	—	—	(25)	1,648
Equity in net loss of unconsolidated joint ventures	(2,149)	(3,746)	—	—	—	—
Gain on sale of real estate	—	108,469	—	—	—	—
Minority interests allocated to continuing operations	24,421	(10,523)	7,998	(3,982)	9,731	(275)

	Maguire Properties, Inc.					The Predecessor
	For the Year Ended December 31,				Period June 27, 2003 through December 31, 2003	Period January 1, 2003 through June 26, 2003
	2007	2006	2005	2004
	(In thousands, except per share data)
(Loss) income from continuing operations	(136,562)	78,956	(16,619)	33,467	(31,016)	(21,149)

Loss from discontinued operations before gain on sale of real estate and minority interests	(15,045)	(10,007)	(8,788)	—	—	—
Gain on sale of real estate	195,387	—	—
Minority interests allocated to discontinued operations	(24,461)	1,377	1,589	—	—	—

Income (loss) from discontinued operations	155,881	(8,630)	(7,199)	—	—	—

Net income (loss)	19,319	70,326	(23,818)	33,467	(31,016)	$(21,149)

Preferred stock dividends	(19,064)	(19,064)	(19,064)	(17,899)	—

Net income (loss) available to common stockholders	$255	$51,262	$(42,882)	$15,568	$(31,016)

Net income (loss) available to common stockholders—basic	$0.01	$1.11	$(0.99)	$0.37	$(0.74)

Weighted average number of common shares outstanding	46,750,597	46,257,573	43,513,810	42,504,134	42,009,487

Net income (loss) available to common stockholders—diluted	$0.01	$1.09	$(0.99)	$0.36	$(0.74)

Weighted average number of common and common equivalent shares outstanding	46,833,002	46,931,433	43,513,810	42,679,124	42,009,487

Distributions declared per common share	$1.60	$1.60	$1.60	$1.60	$0.82

	Maguire Properties, Inc.
	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Financial Position:
Investments in real estate, net	$4,962,707	$3,017,249	$3,588,623	$2,220,665	$1,553,449
Total assets	5,749,778	3,511,729	4,069,191	2,603,894	1,805,918
Mortgage and other secured loans	5,003,341	2,794,349	3,353,234	1,805,450	1,211,250
Total liabilities	5,391,794	3,051,146	3,592,484	1,994,329	1,373,916
Minority interests	14,670	28,671	40,070	72,198	88,578
Stockholders’ equity	343,314	431,912	436,637	537,367	343,424

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Other Information:
Cash flows from (used for) operating activities	$45,742	$105,992	$104,817	$105,113	$(70,826)
Cash flows used for investing activities	(2,635,790)	(65,426)	(1,494,618)	(614,155)	(446,513)
Cash flows from financing activities	2,663,772	15,523	1,370,340	529,802	558,098

(1)	During 2007, we purchased 24 office properties and development sites from Blackstone Real Estate Advisors for $2.875 billion. The consolidated statements of operations include the results of operations for these properties commencing with the date of acquisition, April 24, 2007.
(2)	Our selected financial data has been reclassified to reflect the disposition of Wateridge Plaza, Pacific Center and Regents Square during 2007, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for the years ended 2006 and 2005, respectively, will not agree to those previously reported in our Annual Reports on Form 10-K/A and 10-K for the years ended December 31, 2006 and 2005, respectively.
(3)	During 2005, we purchased ten office properties and three development sites from Commonwealth Partners for $1.510 billion. The consolidated statements of operations include the results of operations for these properties commencing with the date of acquisition, March 15, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.”

Overview

We are a self-administered and self-managed real estate investment trust, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District, have a significant presence in the John Wayne submarket of Orange County and are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

As of December 31, 2007, our Operating Partnership indirectly owns whole or partial interests in 37 office and retail properties, a 350-room hotel and offsite parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 86.4% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 17.8 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of December 31, 2007 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	31	71	17,037,557	11,466,653	38,345	17,037,557	11,466,653	38,345
Unconsolidated joint venture	6	20	3,864,500	2,401,693	8,247	772,900	480,339	1,649

	37	91	20,902,057	13,868,346	46,592	17,810,457	11,946,992	39,994

Percentage leased			83.2%			81.1%

As of December 31, 2007, the majority of our Total Portfolio is located in ten submarkets in Southern California: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property).

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2007, investment grade rated tenants generated 36.2% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 24.9% of the annualized rent of our Effective Portfolio. The weighted average remaining lease term of our Effective Portfolio was approximately 5 years as of December 31, 2007.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services to our joint venture with Macquarie Office Trust and certain properties owned by Robert F. Maguire III, our chairman and chief executive officer.

Factors Which May Influence Future Results of Operations

As of December 31, 2007, our Effective Portfolio was 81.1% leased to 955 tenants. Approximately 8.4% of our Effective Portfolio leased square footage expires during 2008 and 6.4% of our Effective Portfolio leased square footage expires during 2009. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates.

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

We believe that our in-place rental rates scheduled to expire in 2008 and 2009 have contractual rental rates that are at or below market rental rates which will be prevailing during that time. However, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.

We believe that new real estate investments will have a significant impact on our future results of operations, including the acquisitions of the properties through the Blackstone Transaction. During 2008, we will continue to endeavor to lease up our newly acquired properties with creditworthy tenants at rental rates at or above current market rates. In addition, we will continue to take advantage of greater economies of scale achieved and implement more efficient operations throughout all of the properties in our portfolio.

Current Submarket Information

LACBD, California

As of December 31, 2007, our LACBD portfolio was 87.9% leased, with approximately 1,021,266 square feet available for lease. Throughout 2008, we will be focused on increasing occupancy, primarily at US Bank Tower, which is currently 85.4% leased, but expected to decrease significantly upon the relocation of Latham & Watkins to our KPMG Tower property in mid 2008. The closing of the Blackstone Transaction, which added approximately 1.9 million square feet of office space to our LACBD portfolio, increased our concentration in this market.

Los Angeles County, California (excluding LACBD)

As of December 31, 2007, our Los Angeles County (excluding LACBD) portfolio was 93.6% leased, with approximately 97,826 square feet available for lease.

Orange County, California

As of December 31, 2007, our Orange County portfolio was 70.2% leased, with approximately 2,075,004 square feet available for lease. The Blackstone Transaction, which added approximately 3.6 million square feet of office space in Orange County to our portfolio, increased our concentration in this market.

San Diego County, California

As of December 31, 2007, our San Diego County portfolio was 90.2% leased, with approximately 31,181 square feet available for lease.

Development Properties

We believe that a portion of our future growth over the next several years will come from projects currently under development. As of December 31, 2007, we had four projects under construction:

•

Our building at 17885 Von Karman Avenue at the Washington Mutual Irvine Campus, a 150,000 square foot office building. We received a temporary certificate of occupancy for this property in January 2008;

•

Our Mission City Corporate Center, comprised of a 92,000 square foot office building with 128,000 square feet of structured parking, located in San Diego, California. We received a final inspection report for this property in early January 2008;

•

Our project at the Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California. This project was 31% leased as of December 31, 2007. We expect Lantana–East to be completed in the first quarter of 2008 and Lantana–South to be completed in the second quarter of 2008; and

•	Our building at 207 Goode, a 189,000 square foot office building located in Glendale, California, which began construction during the fourth quarter of 2007.

Land cost related to the four projects was $48.3 million as of December 31, 2007. The total estimated construction budget (excluding land) for these projects is approximately $218.4 million, of which $99.1 million has been incurred as of December 31, 2007.

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

During the third quarter of 2007, we placed our project at 3161 Michelson in service. This property is a 530,000 square foot office building located in Irvine, California with two parking garages totaling approximately 1,338,000 square feet with the capacity to accommodate approximately 5,100 vehicles. As of December 31, 2007, this property was 32.4% leased. As we lease this property to stabilization, we will continue incurring tenant improvement and leasing commission costs, which will be funded through our existing construction loan.

We also own undeveloped land adjacent to certain of our other properties, primarily located in Downtown Los Angeles, the Tri-Cities area of Los Angeles County, Orange County and San Diego County that we believe can support approximately 17 million net rentable square feet of office, retail, hotel, structured parking and residential uses.

Acquisitions and Dispositions

2007 Acquisitions and Dispositions

A summary of our 2007 property acquisitions and dispositions is as follows (in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Mortgage Debt Incurred at Purchase (1)
Properties Acquired:
130 State College	Brea, CA	43,000	None

Blackstone properties:
Griffin Towers	Santa Ana, CA	544,000	$200.0
500-600 City Parkway (2)	Orange, CA	459,000	117.0
Brea Corporate Place	Brea, CA	328,000	70.5
Brea Financial Commons	Brea, CA	165,000	38.5
Two California Plaza	Los Angeles, CA	1,330,000	470.0
550 South Hope Street	Los Angeles, CA	566,000	200.0
City Tower	Orange, CA	409,000	140.0
City Plaza	Orange, CA	324,000	111.0
500 Orange Tower	Orange, CA	333,000	110.0
Stadium Towers Plaza	Anaheim, CA	255,000	100.0
1920 Main Plaza	Irvine, CA	306,000	80.9
2010 Main Plaza	Irvine, CA	281,000	79.8
2600 Michelson	Irvine, CA	308,000	110.0
The City – 3800 Chapman	Orange, CA	157,000	44.4
18581 Teller	Irvine, CA	86,000	20.0

		5,851,000	$1,892.1

Properties Acquired and Disposed of: (3)
Blackstone properties:
Inwood Park	Irvine, CA	157,000	$39.6
1201 Dove Street	Newport Beach, CA	78,000	21.4
Fairchild Corporate Center	Irvine, CA	105,000	29.2
Redstone Plaza	Newport Beach, CA	168,000	49.7
Bixby Ranch	Seal Beach, CA	295,000	82.6
Lincoln Town Center	Orange, CA	215,000	71.4
Tower 17	Irvine, CA	231,000	92.0
1100 Executive Tower	Orange, CA	367,000	127.0
18301 Von Karman	Irvine, CA	220,000	95.0

		1,836,000	607.9

		7,687,000	$2,500.0

Properties Disposed of:
Wateridge Plaza	San Diego, CA	268,000
Pacific Center	Mission Valley, CA	439,000
Regents Square	La Jolla, CA	312,000

		1,019,000

(1)	For purposes of this schedule, the amount of debt shown is the face value of the debt before any related discounts.

(2)	The amount available under this loan totals $117.0 million, of which $97.8 million was outstanding at December 31, 2007.
(3)	We also disposed of three development sites as part of these transactions: Inwood Park, Bixby Ranch and 1100 Executive Tower.

Acquisitions –

We purchased 24 properties and 11 development sites from Blackstone Real Estate Advisors in April 2007 for $2.875 billion. The purchase price (before reserves and closing costs) was funded through new mortgage financings of $2.28 billion, a bridge mortgage financing of $223.0 million, and a $530.0 million corporate facility, which was comprised of a $400.0 million term loan, which was fully drawn at closing, and a $130.0 million revolving credit facility, which was not drawn at closing. We funded our $175.0 million cash requirement to close this transaction with excess proceeds from the Wells Fargo Tower refinancing.

We acquired 130 State College, an office property located in Brea, California, in July 2007 for approximately $11 million.

Dispositions –

We acquired eight office properties and three development sites that we had acquired as part of the Blackstone Transaction: Inwood Park, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Lincoln Town Center, Tower 17, 1100 Executive Tower and the Inwood Park, Bixby Ranch and 1100 Executive Tower development sites. We disposed of these properties shortly after their acquisition. A total of $274.0 million of the debt encumbering these properties was assumed by the buyers upon disposition while $238.9 million was repaid. We recorded no gain or loss on the disposal of these properties since the purchase price allocated to them at the date of acquisition equaled the value recorded upon disposal.

We disposed of three office properties: Wateridge Plaza, Pacific Center and Regents Square and recorded a total gain on disposition of $195.4 million. The mortgage loans related to Pacific Center and Regents Square of $121.2 million and $103.6 million, respectively, were assumed by the buyers of these properties. The mortgage loan of $47.9 and mezzanine loan of $15.0 million related to Wateridge Plaza were repaid upon disposition.

We contributed our office property located at 18301 Von Karman in Irvine, California to DH Von Karman Maguire, LLC in October 2007 for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the existing $95.0 million mortgage loan on the property. We retain a 1% common equity interest and a 2% preferred interest in this joint venture. We recorded no gain or loss on the contribution of this property since the purchase price allocated to it at the date of acquisition equaled the value recorded upon disposal.

2006 Acquisitions and Dispositions

A summary of our 2006 property acquisitions and dispositions is as follows (in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Mortgage Debt Incurred at Purchase
Properties Acquired:
Pacific Center	Mission Valley, CA	439,000	None
701 North Brand	Glendale, CA	131,000	$33.8

		570,000

Properties Contributed to Joint Venture:
One California Plaza	Los Angeles, CA	984,000
Cerritos Corporate Center	Cerritos, CA	326,000
Washington Mutual Campus	Irvine, CA	415,000
San Diego Tech Center	San Diego, CA	645,000
Wells Fargo Center	Denver, CO	1,201,000

		3,571,000

808 South Olive garage	Los Angeles, CA

Acquisitions –

We acquired Pacific Center, an office property located in Mission Valley, California, in February 2006 for approximately $149.0 million using net proceeds received from our transfer of properties to our joint venture with Macquarie Office Trust.

We purchased 701 North Brand and the remaining 50% interest in an adjacent garage which we did not previously own in September 2006 for $45.0 million using the net proceeds received from mortgaging the property.

Dispositions –

We contributed Wells Fargo Center (Denver), One California Plaza (our remaining 75% interest), San Diego Tech Center, Washington Mutual Campus and Cerritos Corporate Center to our joint venture with Macquarie Office Trust in January 2006. We received net cash proceeds of $376.4 million and recognized a gain on sale of $108.5 million related to the establishment of the joint venture with Macquarie Office Trust. The joint venture assumed the existing mortgage loans on these properties totaling $661.3 million.

We sold the 808 South Olive garage, a parking garage located in downtown Los Angeles, California for $26.5 million in March 2006. In connection with the sale of the garage, we entered into an amended and restated parking easement with the buyer of the garage, which expires in 2011, in order to continue to meet the terms of our leases with tenants in the Gas Company and US Bank Towers. The gain on sale of this property has been deferred until such time as the amended and restated parking easement expires. The $13.2 million mortgage related to the garage was reallocated to our Gas Company Tower property upon completion of the sale.

Investment in Unconsolidated Joint Ventures

Maguire Macquarie Office, LLC

Maguire Properties, L.P. and Macquarie Office Trust entered into a joint venture agreement during 2005, which resulted in the creation of Maguire Macquarie Office, LLC. On January 5, 2006, the series of transactions contemplated by the joint venture agreements were completed, including:

By Maguire Properties, L.P. –

•	Contribution of the Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center office properties to the Joint Venture;

By Macquarie Office Trust –

•	Contribution of the Stadium Gateway office property and cash.

By the Joint Venture –

•	Assumption of $661.3 million of mortgage debt from Maguire Properties, L.P. secured by Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center and Washington Mutual Irvine Campus; and

•	Completion of a $95.0 million mortgage financing secured by Cerritos Corporate Center.

As a result of the these transactions, we received net cash proceeds of $376.4 million during 2006, consisting of $363.0 million relating to Macquarie Office Trust’s acquisition of an 80% interest in the five office properties we contributed to the joint venture, $19.0 million representing the distribution of our 20% pro rata share of Cerritos Corporate Center mortgage financing net proceeds received by the joint venture, net of $5.6 million in cash we paid to fund the acquisition of our 20% interest in Stadium Gateway. After these transactions, our interest in the joint venture is 20% and Macquarie Office Trust’s interest is 80%.

We recognized a net gain on sale of real estate in the 2006 consolidated statement of operations of $108.5 million related to the joint venture transactions. We recorded our investment in the joint venture at based on 20% of our historical net book value of the five properties we contributed and fair value paid for Stadium Gateway.

Maguire Properties, L.P. is the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009.

In accordance with the joint venture agreement, both Maguire Properties, L.P. and Macquarie Office Trust have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, Macquarie Office Trust has a right to acquire up to a 50% interest in our development projects at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value, which will be determined when the project is 90% leased.

DH Von Karman Maguire, LLC

In October 2007, we contributed our office property located at 18301 Von Karman in Irvine, California to DH Von Karman Maguire, LLC for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the existing $95.0 million mortgage loan on the property. We retain a 1% common equity interest and a 2% preferred interest in the joint venture. No gain or loss was recorded in the consolidated statement of operations during 2007 from the contribution of this property to our joint venture since the purchase price allocated to this property in April 2007 upon acquisition equaled the value recorded upon disposal.

Results of Operations

2007 Compared to 2006

Our results of operations for the year ended December 31, 2007 compared to the same period in 2006 were significantly affected by our acquisitions and dispositions in both years. Therefore, our results are not comparable from period to period. To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio analysis are all of the properties in our office portfolio, with the exception of our joint venture properties, properties acquired in the Blackstone Transaction in April 2007, Wateridge Plaza, Pacific Center and Regents Square that were sold during 2007, 701 North Brand that was acquired in third quarter 2006 and 130 State College that was acquired in third quarter 2007.

Consolidated Statements of Operations Information

	Same Properties				Total Portfolio
	For the Year Ended		Increase/ Decrease	% Change	For the Year Ended		Increase/ Decrease	% Change
	12/31/07	12/31/06			12/31/07	12/31/06
	(in millions, except for percentages)
Revenue:
Rental	$230.5	$238.7	$(8.2)	-3.4%	$340.6	$240.5	$100.1	41.6%
Tenant reimbursements	82.2	84.5	(2.2)	-2.6%	105.3	85.0	20.3	23.9%
Hotel operations	27.2	27.1	0.2	0.6%	27.2	27.1	0.2	0.6%
Parking	39.6	38.6	1.0	2.5%	48.9	39.3	9.6	24.3%
Management, leasing and development services	9.1	7.9	1.2	14.5%	9.1	7.9	1.2	14.5%
Interest and other	10.4	31.5	(21.1)	-67.1%	16.9	31.6	(14.7)	-46.5%

Total revenue	399.0	428.3	(29.3)	-6.8%	548.0	431.4	116.6	27.0%

Expenses:
Rental property operating and maintenance	90.5	83.7	6.8	8.2%	124.1	84.7	39.4	46.5%
Hotel operating and maintenance	17.1	17.3	(0.2)	-1.0%	17.1	17.3	(0.2)	-1.0%
Real estate taxes	31.8	31.5	0.3	1.1%	49.5	31.7	17.8	56.1%
Parking	14.5	12.2	2.3	19.0%	16.5	12.2	4.3	35.5%
General and administrative	37.7	36.9	0.8	2.1%	37.7	36.9	0.8	2.1%
Other expense	1.5	0.6	0.9	135.8%	5.2	0.6	4.6	713.3%
Depreciation and amortization	119.0	128.7	(9.7)	-7.5%	201.2	129.8	71.4	55.0%
Interest	140.4	120.8	19.6	16.2%	233.9	121.9	112.0	91.8%
Loss from early extinguishment of debt	14.2	11.4	2.8	24.6%	21.6	11.5	10.1	87.7%

Total expenses	466.7	443.1	23.6	5.3%	706.8	446.6	260.2	58.3%

Loss from continuing operations before equity in net loss of unconsolidated joint ventures, gain on sale of real estate and minority interests	(67.7)	(14.8)	(52.9)	358.6%	(158.8)	(15.2)	(143.6)	941.9%
Equity in net loss of unconsolidated joint ventures	—	—	—	—	(2.1)	(3.8)	1.6	-42.6%
Gain on sale of real estate	—	—	—	—	—	108.5	(108.5)
Minority interests attributable to continuing operations	—	—	—	—	24.4	(10.5)	34.9	-332.1%

(Loss) income from continuing operations	$(67.7)	$(14.8)	$(52.9)	358.6%	$(136.5)	$79.0	$(215.6)	-272.7%

Income (loss) from discontinued operations					$155.9	$(8.6)	$164.5

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased by $8.2 million, or 3.4%, primarily due to lower tenant occupancy and significant lease terminations/expirations at KPMG Tower, Gas Company Tower, and Park Place, which space has not been re-leased.

Total Portfolio rental revenue increased by $100.1 million, or 41.6%, mainly due to properties acquired in the Blackstone Transaction.

Tenant Reimbursements

Tenant reimbursements for our Same Properties Portfolio decreased $2.2 million, or 2.6%, as a result of decreases in tenant reimbursements due to 2006 lease terminations/expirations, which were partially offset by an overall increase in operating expenses.

Total Portfolio tenant reimbursement revenue increased $20.3 million, or 23.9%, primarily due to the properties acquired in the Blackstone Transaction.

Parking Revenue

Parking revenue for the Same Properties Portfolio increased $1.0 million, or 2.5%, primarily due to an annual increase in rates, partially offset by lease terminations and expirations

Total Portfolio parking revenue increased $9.6 million, or 24.3%, primarily due to properties acquired in the Blackstone Transaction.

Management, Leasing and Development Services To Affiliates

Total Portfolio management, leasing and development services revenue to affiliates increased $1.2 million, or 14.5%, primarily due to lease commissions earned from the joint venture properties.

Interest and Other Revenue

Total Portfolio interest and other revenue decreased $14.7 million, or 46.5%, primarily due to the recognition of $20.3 million in income associated with a significant lease termination at Park Place in December 2006 offset by interest income earned during 2007 on restricted lender reserves associated with the assets acquired in the Blackstone Transaction.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense for the Same Properties Portfolio increased $6.8 million, or 8.2%, primarily due to a general increase in various property operating expenses across our portfolio.

Total Portfolio rental property operating and maintenance expense increased $39.4 million, or 46.5%, primarily due to properties acquired in the Blackstone Transaction and, to a lesser extent, the Same Properties Portfolio.

Real Estate Taxes

Total Portfolio real estate taxes increased $17.8 million, or 56.1%, primarily due to the properties acquired in the Blackstone Transaction.

Parking Expense

Total Portfolio parking expenses increased $4.3 million, or 35.5%, primarily due to the properties acquired in the Blackstone Transaction and due to the operation of two new garages located at our Park Place property.

General and Administrative Expense

Total Portfolio general and administrative expense increased $0.8 million, or 2.1%. Current year results include costs incurred pursuant to the consulting and separation agreements with Dallas E. Lucas, our previous chief financial officer, and increased expenses due to additional corporate employees hired and office expense incurred as a result of our growth.

Other Expense

Other expense for our Total Portfolio increased $4.6 million, primarily due to the increase in ground lease expense associated with properties purchased in the Blackstone Transaction and an increase in our income tax provision with no comparable activity in the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Same Properties Portfolio decreased $9.7 million, or 7.5%, primarily due to lower in-place amortization as a result of lease expirations and lease terminations that occurred in 2006 in spaces that have not been re-leased.

Total Portfolio depreciation and amortization expense increased $71.4 million, or 55.0%, primarily due to the properties acquired in the Blackstone Transaction.

Interest Expense

Interest expense for our Same Properties Portfolio increased $19.6 million, or 16.2%, primarily due to an increase in interest expense related to the refinancing of the 777 Tower, Gas Company Tower and Glendale Center mortgage loans in the latter half of 2006, the Wells Fargo Tower mortgage in April 2007 and the KPMG Tower mortgage in September 2007, partially offset by $17.0 million of savings due to the payoff of a previous term loan in 2006.

Total Portfolio interest expense increased $112.0 million, or 91.8%, primarily due to the interest incurred on the mortgage loans for the properties acquired in the Blackstone Transaction and, to a lesser extent, the Same Properties Portfolio.

Loss from Early Extinguishment of Debt

Total Portfolio loss from early extinguishment of debt was $21.6 million for 2007, which includes $8.4 million related to the KPMG Tower refinancing; $4.3 million in defeasance costs related to the financing on the Wells Fargo Tower; $6.7 million in connection with the repayment of the $400.0 million term loan used to fund the Blackstone Transaction; $0.8 million related to the contribution of our office property located at 18301 Von Karman to a joint venture and $1.5 million related the repayment of the $223.0 million bridge loan. Loss from early extinguishment of debt was $11.5 million for 2006, which includes the payment of $3.0 million in prepayment penalties and the recognition of a $0.6 million write off of unamortized loan fees related to the Glendale Center refinancing; the write off of $4.8 million of unamortized loan fees related to the repayment of our previous term loan; the write off of $1.8 million of unamortized loan fees related to the Gas Company Tower refinancing; and the payment of $0.6 million in prepayment penalties and the recognition of a $0.4 million write off of unamortized loan fees related to the 777 Tower refinancing.

Minority Interests

Minority interests attributable to loss from continuing operations were $24.4 million for 2007 compared to minority interest attributable to income from continuing operations of $10.5 million for 2006, primarily due to a $251.0 million reduction in income from continuing operations as a result of the impact of the Blackstone Transaction in 2007 and the non-recurring gain on sale of $108.5 million in 2006 from the sale of an 80% interest in five properties to our joint venture with Macquarie Office Trust.

Discontinued Operations

Our 2007 results include a $195.4 million gain on sale (and related allocation of $24.5 million in minority interests) due to the sale of Pacific Center and Regents Square with no comparable activity in the same period last year. Discontinued operations generated income of $155.9 million for 2007 compared to an $8.6 million loss for 2006.

2006 Compared to 2005

Our results of operations for 2006 compared to the same period in 2005 were significantly affected by our acquisitions and dispositions in both years. Therefore, our results are not comparable from period to period. To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio includes the results of KPMG Tower, US Bank Tower, Wells Fargo Tower, Gas Company Tower, Plaza Las Fuentes, Glendale Center, the Westin® Pasadena Hotel, Lantana Media Campus, Park Place I, Park Place II and our property management, leasing and development operations. We owned each of these for the entire period presented in both years.

References below to the “Acquisition Properties” include the results of the CWP portfolio (acquired March 15, 2005), World Trade Center garage (acquired in May 2005), Pacific Center (acquired in February 2006) and 701 North Brand (acquired in September 2006). References to the “Joint Venture” include One California Plaza, Wells Fargo Center (Denver), San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center, which we sold to the joint venture on January 5, 2006 in return for a 20% interest in the joint venture and cash.

Consolidated Statements of Operations Information

	Same Properties				Total Portfolio
	For the Year Ended		Increase/ Decrease	% Change	For the Year Ended		Increase/ Decrease	% Change
	12/31/06	12/31/05			12/31/06	12/31/05
	(In millions, except for percentages)
Revenue:
Rental	$185.3	$187.1	$(1.8)	-1.0%	$240.5	$286.8	$(46.3)	-16.1%
Tenant reimbursements	63.0	62.8	0.2	0.3%	85.0	107.4	(22.4)	20.9%
Hotel operations	27.1	24.0	3.1	12.9%	27.1	24.0	3.1	12.9%
Parking	31.4	31.1	0.3	1.0%	39.3	44.3	(5.0)	-11.3%
Management, leasing and development services to affiliates	7.9	3.0	4.9	163.3%	7.9	3.0	4.9	163.3%
Interest and other	30.6	5.2	25.4	488.5%	31.6	7.7	23.9	310.4%

Total revenue	345.3	313.2	$32.1	10.2%	431.4	473.2	(41.8)	-8.8%

Expenses:
Rental property operating and maintenance	63.4	60.8	2.6	4.3%	84.7	96.6	(11.9)	-12.4%
Hotel operating and maintenance	17.3	15.7	1.6	10.2%	17.3	15.7	1.6	10.1%
Real estate taxes	23.0	23.5	(0.5)	-2.1%	31.7	40.7	(9.0)	-22.1%
Parking	10.0	9.0	1.0	11.1%	12.2	11.9	0.3	2.3%
General and administrative	36.9	21.7	15.2	70.0%	36.9	21.7	15.2	70.0%
Other expense	0.6	0.6	—	0.0%	0.6	2.6	(2.0)	-75.5%
Depreciation and amortization	93.2	89.5	3.7	4.1%	129.8	157.0	(27.2)	-17.3%
Interest	69.5	74.9	(5.4)	-7.2%	121.9	149.8	(27.9)	-18.6%
Loss from early extinguishment of debt	5.4	1.3	4.1	315.4%	11.5	1.8	9.8	552.3%

Total expenses	319.3	297.0	22.3	7.5%	446.6	497.8	(51.1)	-10.3%

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures, gain on sale of real estate and minority interests	26.0	16.2	9.8	59.8%	(15.2)	(24.6)	9.3	-38.2%
Equity in net loss of unconsolidated joint ventures	—	—	—	—	(3.8)	—	(3.7)
Gain on sale of real estate	—	—	—	—	108.5	—	108.5
Minority interests attributable to continuing operations	—	—	—	—	(10.5)	8.0	(18.5)	-231.6%

Income (loss) from continuing operations	$26.0	$16.2	$9.8	59.8%	$79.0	$(16.6)	$95.5	-576.5%

Loss from discontinued operations					$(8.6)	$(7.2)	$(1.4)

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased by $1.8 million, or 1.0%, primarily due to the second quarter expirations of two significant leases, the first at KPMG Tower and the second at Glendale Center and non-cash writeoffs incurred in connection with a significant lease termination at Park Place I, partially offset by a significant lease commencement at Park Place II.

Total Portfolio rental revenue decreased by $46.3 million, or 16.1%, primarily due to the sale of five properties to the Joint Venture partially offset by the Acquisition Properties.

Tenant Reimbursements

Total Portfolio tenant reimbursement revenue decreased $22.4 million, or 20.9%, primarily due to the sale of five properties to the joint venture.

Hotel Operations

Hotel operations revenue increased $3.1 million, or 12.9%, due to improved hotel performance. The average daily room rate increased to $173.92, or 11.6%, from $155.89 and revenue per available room increased to $141.92, or 12.1%, from $126.61, all compared to the prior year period, primarily as a result of the completion of our renovation of rooms and hotel common areas during the third quarter of 2005.

The 10.1% increase in hotel operating and maintenance expenses was primarily due to an increase in occupancy.

Parking Revenue

Total Portfolio parking revenue decreased $5.0 million, or 11.3%, primarily due the sale of five properties to the joint venture partially offset by the Acquisition Properties.

Management, Leasing and Development Services To Affiliates

Total Portfolio management, leasing and development services revenue to affiliates increased $4.9 million, or 163.3%, primarily due to management and investment advisory fees and leasing commissions earned from the joint venture, with no comparable activity in the prior period. In addition, current year results include $0.6 million earned for construction services at Solana, with no comparable amounts in the prior period.

Interest and Other Revenue

Total Portfolio interest and other revenue increased $23.9 million, or 310.4%, primarily due to the recognition of $20.3 million in income associated with a significant lease termination at Park Place in December 2006. In addition, we recognized $3.2 million in unamortized deferred swap gains upon the refinancing of the Gas Company Tower loan and earned higher interest income on higher average cash balances compared to prior years.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense for our Same Properties Portfolio increased $2.6 million, or 4.3%, primarily due to increased insurance premiums and additional building repairs throughout the Same Properties Portfolio. Tenant reimbursement revenue did not increase at the same rate due to decreased occupancy at KPMG Tower and Glendale Center; both properties experienced significant lease expirations as described above.

Total Portfolio rental property operating and maintenance expense decreased by $11.9 million, or 12.4%, primarily due to the sale of five properties to the joint venture partially offset by the Acquisition Properties and our Same Properties Portfolio.

Real Estate Taxes

Total Portfolio real estate taxes decreased $9.0 million, or 22.1%, primarily due to the sale of five properties to the joint venture, partially offset by the Acquisition Properties.

Parking Expense

Parking expense for our Same Properties Portfolio increased $1.0 million, or 11.1%, primarily due to additional parking costs incurred related to a significant lease commencement at Park Place and higher offsite parking costs at the Gas Company Tower after the sale of the 808 South Olive garage.

Total Portfolio parking expenses increased $0.3 million, or 2.3%, primarily due to an increase in parking expense for our Same Store Properties, offset by the sale of five properties to the joint venture.

General and Administrative Expense

Total Portfolio general and administrative and other expense increased $15.2 million, or 70.0%. Fiscal 2006 results include increased expenses due to additional corporate employees hired (including two new executives) and related costs as a result of the growth in our infrastructure due to acquisitions made since our IPO and increased stock compensation costs due to the adoption of the Executive Equity Plan. We also granted $1.0 million of fully vested common stock and $10.0 million in unvested restricted stock (vesting equally over a five-year period) related to the hire of two new executives on June 30, 2006. In addition, we incurred $3.5 million of costs in connection with the consideration of strategic alternatives in 2006.

Other Expense

Total Portfolio ground lease expense decreased $2.0 million, or 75.5% due to the sale of One California Plaza and Cerritos Corporate Center to our joint venture with Macquarie Office Trust. One California Plaza and Cerritos Corporate Center are no longer consolidated.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Same Properties Portfolio increased $3.7 million, or 4.1%, primarily due to write offs associated with a significant lease termination at Park Place I in December 2006.

Total Portfolio depreciation and amortization expense decreased $27.2 million, or 17.3%, primarily due to the sale of five properties to the Joint Venture offset by the Same Store Properties and the Acquisition Properties.

Interest Expense

Total Portfolio interest expense decreased $27.9 million, or 18.6%, primarily due to the sale of five properties to the Joint Venture, lower term loan and credit facility balances, and higher capitalized interest on development projects during 2006 partially offset by increased interest paid on the Gas Company Tower debt.

Loss from Early Extinguishment of Debt

Total Portfolio loss from early extinguishment of debt was $11.5 million during 2006, comprised of the payment of $3.0 million in prepayment penalties and the recognition of a $0.6 million write off of unamortized loan fees related to the Glendale Center refinancing; the write off of $4.8 million of unamortized loan fees related to the repayment of our previous term loan; the write off of $1.8 million of unamortized loan fees related to the Gas Company Tower refinancing; and the payment of $0.6 million in prepayment penalties and the recognition of a $0.4 million write off of unamortized loan fees related to the 777 Tower refinancing. During 2005, we wrote off $1.1 million in unamortized loan fees related to the paydown of the credit facility and $0.7 million in unamortized loan fees related to the paydown of our previous term loan.

Equity in Loss of Unconsolidated Joint Venture

Equity in loss of unconsolidated joint venture was $3.7 million for 2006. There was no comparable activity during 2005.

Gain on Sale of Real Estate

Gain on sale of real estate was $108.5 million for 2006, resulting from our sale of an 80% interest in five previously wholly owned properties to the joint venture.

Minority Interests

Minority interests attributable to income from continuing operations was $10.5 million for 2006 compared to minority interests attributable to loss from continuing operations of $8.0 million for 2005, due to a $114.0 million increase in income primarily due to a gain on sale of properties to the joint venture recognized in 2006 and a decrease in our minority interests partners’ shares of the Operating Partnership due to conversion from Operating Partnership units into our common stock on a one-for-one basis.

Discontinued Operations

Total Portfolio loss from discontinued operations increased $1.4 million during 2006 compared to 2005 primarily due to a full year of results for Wateridge Plaza and Regents Square in 2006 and the acquisition of Pacific Center in February 2006.

Indebtedness

Mortgage Loans

As of December 31, 2007, our consolidated debt was comprised of mortgages secured by 29 properties and five construction loans. A summary of our consolidated debt as of December 31, 2007 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Debt to Maturity (in years)
Fixed rate	$3,933.2	78.6%	5.48%	8 years
Variable rate swapped to fixed rate	368.4	7.4%	7.16%	5 years
Variable rate	701.7	14.0%	6.58%	1 year

	$5,003.3	100.0%	5.76%	6 years

As of December 31, 2007, approximately 86% of our outstanding debt was fixed (or swapped to a fixed rate) at a weighted average interest rate of approximately 5.6% on an interest-only basis with a weighted average remaining term of approximately eight years. Our variable rate debt bears interest at a rate based on 30-day LIBOR, which was 4.60% as of December 31, 2007. Our variable rate debt at December 31, 2007 had a weighted average term to initial maturity of approximately 1 year (approximately 2 years assuming exercise of extension options).

As of December 31, 2007, our ratio of total consolidated debt to total consolidated market capitalization was approximately 72.9% of our total market capitalization of $6.8 billion (based on the closing price of our common stock of $29.47 per share on the New York Stock Exchange on December 31, 2007). Our ratio of total consolidated debt plus liquidation preference to total consolidated market capitalization was approximately 76.6% as of December 31, 2007. Our total consolidated market capitalization includes the book value of our consolidated debt, the liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and limited partnership units as of December 31. 2007.

Certain information with respect to our indebtedness as of December 31, 2007 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)
Floating Rate Debt
Construction Loans:
3161 Michelson (3), (4)	7.10%	9/28/2008	$210,325	$15,140	$210,325
Lantana Media Campus (5)	6.10%	6/13/2009	40,639	2,513	40,639
WAMU (5)	6.40%	12/30/2008	25,935	1,683	25,935
Mission City (5)	6.50%	2/22/2009	17,568	1,158	17,568
207 Goode (5), (6)	7.36%	5/1/2010	476	36	476

Total construction loans			294,943	20,530	294,943
Variable Rate Mortgage Loans:
Griffin Towers (7)	6.50%	5/1/2008	200,000	13,181	200,000
500-600 City Parkway (8)	5.95%	5/9/2009	97,750	5,897	97,750
Brea Corporate Place (9)	6.55%	5/1/2009	70,468	4,680	70,468
Brea Financial Commons (9)	6.55%	5/1/2009	38,532	2,559	38,532

Total variable rate mortgage loans			406,750	26,317	406,750

Variable Rate Swapped to Fixed Rate:
KPMG Tower (10)	7.16%	10/9/2012	368,370	26,757	368,370

Total variable rate swapped to fixed rate loans			368,370	26,757	368,370

Total floating rate debt			1,070,063	73,604	1,070,063
Fixed Rate Debt
Wells Fargo Tower (Los Angeles, CA)	5.68%	4/6/2017	550,000	31,649	550,000
Two California Plaza (11)	5.50%	5/6/2017	465,762	26,208	470,000
Gas Company Tower	5.10%	8/11/2016	458,000	23,692	458,000
Pacific Arts Plaza	5.15%	4/1/2012	270,000	14,105	270,000
777 Tower (11)	5.84%	11/1/2013	269,180	16,176	273,000
US Bank Tower	4.66%	7/1/2013	260,000	12,284	260,000
550 South Hope Street (11)	5.67%	5/6/2017	198,257	11,499	200,000
Park Place I	5.64%	11/1/2014	170,000	9,588	170,000
City Tower (11)	5.85%	5/10/2017	139,814	8,301	140,000
Glendale Center	5.82%	8/11/2016	125,000	7,373	125,000
500 Orange Tower (11)	5.88%	5/6/2017	109,022	6,560	110,000
2600 Michelson (11)	5.69%	5/10/2017	108,993	6,351	110,000
Park Place II	5.39%	3/11/2012	100,000	5,465	100,000
City Plaza (11)	5.80%	5/10/2017	99,984	5,944	101,000
Stadium Towers Plaza (11)	5.78%	5/11/2017	99,119	5,865	100,000
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903	98,000
1920 Main Plaza (11)	5.51%	5/10/2017	80,135	4,522	80,875
2010 Main Plaza (11)	5.51%	5/10/2017	79,072	4,462	79,803
801 North Brand	5.73%	4/6/2015	75,540	4,386	75,540
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685	52,000
The City—3800 Chapman	5.93%	5/6/2017	44,370	2,666	44,370
701 North Brand	5.87%	10/1/2016	33,750	2,009	33,750
700 North Central	5.73%	4/6/2015	27,460	1,594	27,460
18581 Teller (11)	5.65%	5/6/2017	19,820	1,146	20,000

Total fixed rate debt			3,933,278	219,433	3,948,798

Total consolidated debt			$5,003,341	$293,047	$5,018,861

(1)	The December 31, 2007 one-month LIBOR rate of 4.60% was used to calculate interest on the variable rate loans.
(2)	Assuming no payment has been made in advance of its due date.
(3)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(4)	Three one-year extensions are available, at our option, subject to certain conditions.
(5)	One one-year extension available at our option subject to certain conditions.
(6)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge the first $25 million of this loan, which effectively fixes the LIBOR rate at 5.564%.
(7)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. One one-year extension is available at our option subject to certain conditions.
(8)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods. Three one-year extensions are available at our option subject to certain conditions.
(9)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period. Three one-year extensions are available at our option subject to certain conditions.
(10)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564% for an all-inclusive rate of 7.16%.
(11)	These loans are reflected net of the related debt discount. At December 31, 2007, the discount for all loans referenced totals approximately $16 million.

Certain mortgage loans are guaranteed by the Operating Partnership and/or one of its wholly owned subsidiaries.

2007 Financing Activities

Acquisitions –

In connection with the Blackstone Transaction in April 2007, we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility and a separate $223.0 million, five-year, interest only bridge loan. The $400.0 million term loan and the $223.0 million bridge loan were fully drawn at the time of closing to help fund the Blackstone Transaction. The term loan and bridge loan were completely repaid in 2007 using the net proceeds received from the disposition of properties and the refinancing of KPMG Tower.

The revolving credit facility matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points. This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property-owning subsidiaries of our Operating Partnership. As of December 31, 2007 and through the date of this report, we have approximately $119.7 million available to be drawn under our Revolver. Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.

The terms of the revolving credit facility include certain restrictions and covenants which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens, and the disposition of assets. The terms also require compliance with financial ratios relating to minimum amounts of interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction provides that, except to enable us to continue to qualify as a

REIT for federal income tax purposes, we may not make distributions with respect to our common stock or other equity interests in an aggregate amount in excess of the greater of (1) 95% of funds from operations, as defined, or (2) $1.60 per common share, during any four consecutive fiscal quarters, subject to certain other adjustments.

The separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Of the mortgage loans used to finance the Blackstone Transaction, a total of $274.0 million were assumed by the buyers while $238.9 million were repaid when eight of the office properties and three of the development sites were disposed of in 2007. Additionally, our joint venture partner assumed the $95.0 million loan upon our transfer of 18301 Von Karman to the joint venture.

Of the principal amounts outstanding as of December 31, 2007 for mortgages related to properties acquired in the Blackstone Transaction, $406.8 million are variable rate , LIBOR-based loans with spreads from 1.35% to 1.95% and maturities ranging from 2008 to 2009. Extension periods of from one to three years are available, at our option, to extend the maturity dates of these loans. The other $1,466.1 million are fixed rate loans with rates ranging from 5.50% to 5.93% that mature during 2017.

Refinancing –

We completed a new $550.0 million, ten-year fixed rate interest-only financing on the Wells Fargo Tower in April 2007. The net proceeds from the financing, after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves, were approximately $290 million. The net proceeds were used to fund $175.0 million of the purchase price of the Blackstone Transaction and for general corporate purposes.

We also completed a new $400.0 million, five-year variable rate interest-only refinancing for our KPMG Tower property in September 2007. This mortgage loan bears interest at a variable rate of LIBOR plus 1.60%. We entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%, resulting in an all inclusive rate of 7.16%. As of December 31, 2007, the amount borrowed under this loan is $368.4 million. The remaining $31.6 million is available to be drawn in future periods to pay for tenant improvements, leasing commissions and debt service related to the KPMG Tower. The net proceeds from the KPMG Tower refinancing, after repayment of the existing $210.0 million mortgage loan and payment of closing costs and loan reserves, were approximately $130 million. The net proceeds were used to repay the outstanding balance on our term loan and for general corporate purposes.

Repayments and Dispositions –

We paid down $10.0 million on our City Plaza mortgage loan in October 2007.

We disposed of three office properties: Wateridge Plaza, Pacific Center and Regents Square. The mortgage loans related to Pacific Center and Regents Square totaling $224.8 million were assumed by the buyers of these properties upon disposal while the Wateridge Plaza loans totaling $62.9 million were repaid upon disposition of the property.

We acquired eight office properties and three development sites as part of the Blackstone Transaction: Inwood Park, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Lincoln Town Center, Tower 17, 1100 Executive Tower and the Inwood Park, Bixby Ranch and 1100 Executive Tower development sites. We disposed of these properties shortly after their acquisition. A total of $274.0 million of the debt was assumed by the buyers upon disposition while $238.9 million was repaid.

We contributed our office property located at 18301 Von Karman in Irvine, California to a joint venture in October 2007. The $95.0 million mortgage loan related to this property was assumed by the joint venture.

Construction Loans –

We entered into a $26.8 million variable rate construction loan for our development project at Mission City Corporate Center located in San Diego, California in February 2007. This loan bears interest at LIBOR plus 1.90% and matures in February 2009. As of December 31, 2007, $17.6 million is outstanding under this loan. We can extend this loan for one year at our option, subject to certain conditions.

We entered into an $88.0 million variable rate construction loan for our development project at the Lantana Media Campus located in Santa Monica, California in June 2007. This loan bears interest at LIBOR plus 1.50% and matures in June 2009. As of December 31, 2007, $40.6 million was outstanding under this loan. We can extend this loan for one year at our option, subject to certain conditions.

We entered into a $64.5 million variable rate construction loan for our development project at 207 Goode located in Glendale, California in November 2007. This loan bears interest at LIBOR plus 1.80% and matures in May 2010. The first $25.0 million of this loan has been hedged using an interest rate swap agreement that effectively fixes the LIBOR rate at 5.564%. As of December 31, 2007, $0.5 million was outstanding under this loan. We have a one-year extension available at our option on this loan, subject to certain conditions.

We came to terms with our lender to amend the financial covenants of our 3161 Michelson construction loan, which resulted in an increase in the spread from 2.25% to 2.50% effective September 30, 2007.

As of December 31, 2007, we have a total of $164.1 million available for draw under our construction loans to fund future construction activity at our projects currently under development and to fund tenant improvements and lease commissions as we lease space at our 3161 Michelson property that was placed in service during 2007.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of December 31, 2007, we had $175 million in cash and cash equivalents as compared to $101 million as of December 31, 2006. In addition, we had restricted cash balances of $239 million and $99 million, as of December 31, 2007 and 2006, respectively. Restricted cash primarily consists of interest bearing cash deposits required by some of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. As of December 31, 2007 and through the date of this report, we had approximately $119.7 million available to be drawn under our $130.0 million revolving credit facility. Approximately $10.3 million of this facility has been used to secured standby letters of credit, none of which have been drawn through the date of this report.

In connection with the closing of the Blackstone Transaction on April 24, 2007, the purchase price of approximately $2.875 billion, before reserves and closing costs, was funded entirely through debt, including $2.28 billion of new mortgage loans, a $223.0 million bridge mortgage loan, and a $530.0 million corporate credit facility, comprised of a $400.0 million term loan, which was fully drawn at closing, and a $130.0 million revolving credit facility, which was not drawn at closing. We funded our $175.0 million cash requirement to close the Blackstone Transaction with excess proceeds from the Wells Fargo Tower refinancing. This acquisition caused a significant increase in our ratio of debt to total market capitalization from 53.5% as of December 31, 2006 to 72.9% as of December 31, 2007 (74.1% as of January 31, 2008), and as expected caused a significant reduction in our interest and fixed charge coverage ratios from 1.85 to 1.0 and 1.61 to 1.0 for the quarter ended December 31, 2006 to 1.07 to 1.0 and 1.01 to 1.0 as of December 31, 2007, respectively.

Concurrent with our decision to complete the Blackstone Transaction, we announced a program to sell up to $2.0 billion in non-strategic assets, comprised of both existing assets as well as assets acquired through the Blackstone Transaction, with the intent to use the net proceeds primarily to reduce leverage. As of December 31, 2007, we have sold eight properties and three development sites acquired through the Blackstone Transaction and three existing properties (Wateridge Plaza, Pacific Center and Regents Square), for an aggregate of approximately $1.2 billion. These asset sales generated approximately $400.0 million in net proceeds, after the repayment or assumption of approximately $800 million in existing property debt by the buyers, which we used primarily to repay the $400.0 million term loan incurred in connection with the Blackstone Transaction. We also contributed our 18301 Von Karman property to a joint venture in October 2007. We retained a 1% common equity interest and a 2% preferred interest in this joint venture. The joint venture assumed the existing $95.0 million mortgage on the property.

At the time of closing the Blackstone Transaction, projected monthly debt service requirements of the acquisition debt exceeded the monthly projected cash to be provided from the operations of the properties acquired. We expect this to continue until we are able to stabilize the acquired portfolio through lease up. To assist in funding cash shortfalls arising from the Blackstone Transaction, we established restricted cash reserves to cover future payments for interest, tenant improvements and leasing commissions, which we funded from mortgage loan proceeds at the closing of the Blackstone Transaction. As of December 31, 2007, we had a total of approximately $91 million in tenant improvement and leasing reserves and approximately $17 million in debt service reserves related to the Blackstone Transaction assets, which are included in restricted cash in the consolidated balance sheet. In addition, as of December 31, 2007, we had available unrestricted cash of $175 million and $119 million available under our revolving credit facility that has not yet been drawn.

In connection with property acquisitions and refinancing of existing assets, we typically reserve a portion of the loan proceeds at closing in restricted cash accounts (as described above for the Blackstone Transaction) to fund anticipated expenditures for leasing commissions and tenant improvements for both existing and prospective tenants, as well as non-recurring discretionary capital expenditures, such as major lobby renovations, which we believe will result in enhanced revenues. We believe this strategy of funding significant upfront investments in leasing costs with loan proceeds better matches the predictable long-term income streams generated by our leases with our monthly debt service requirements.

As of December 31, 2007, of the $239 million in restricted cash reserves included in the consolidated balance sheet, $141 million is attributable to reserves for leasing commissions, tenant improvements and capital expenditures, including $50 million in reserves related to our seven wholly owned office towers in the LACBD. In connection with the KPMG Tower refinancing that we completed in September 2007, we have available up to $21 million in future loan draws to fund re-tenanting costs at that project as well as $11 million in future loan draws to cover debt service prior to the September 2008 rent commencement of the Latham & Watkins LLP lease. We also have available $8 million in future loan draws under the City Parkway mortgage to cover re-tenanting costs and an additional $11 million in future loan draws to fund debt service prior to stabilization of that property. Our significant restricted cash balances should reduce our reliance upon cash flows from operations during the next twelve months to fund capital expenditures associated with renewing expiring leases or executing new leases on vacant space. As of December 31, 2007, our only project with significant leasing requirements that has minimal leasing reserves is Park Place, which was 71% leased at December 31, 2007. We may choose to fund prospective re-leasing costs at Park Place through new leasing reserves established from future property level refinancings or cash on hand.

As of December 31, 2007, we have executed leases that contractually committed us to pay approximately $65 million in unpaid leasing costs and tenant improvements included in our contractual obligations table (see “Commitments”), of which we anticipate spending approximately $52 million during 2008. In addition, we currently project we could spend approximately $85 to $95 million in capital improvements, tenant improvements and leasing costs during 2008 in our Effective Portfolio (excluding construction in progress, discussed below), depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease and overall market conditions.

We currently have four office projects in various stages of development, all of which are being funded by construction loans: the Lantana Media Campus, 17885 Von Karman Avenue, the Mission City Corporate Center and 207 Goode. The total amount of the construction loan for 207 Goode is $64.5 million, of which $0.5 million was drawn as of December 31, 2007, leaving approximately $64 million available for future construction funding. The 207 Goode project is expected to be delivered during the second quarter of 2009. The total amount of construction loans for the other three projects is $154 million, of which $84 million has been drawn, leaving approximately $70 million available for construction funding, as of December 31, 2007. These three projects are expected to be delivered during the first and second quarters of 2008. We also have approximately $29 million available under our 3161 Michelson construction loan for remaining construction costs, including funds available for anticipated leasing costs. The actual timing of our construction expenditures may fluctuate given the actual progress and status of the development properties and leasing activity. We believe that the undrawn construction loans available as of December 31, 2007 will be sufficient to substantially cover remaining development costs.

We have approximately $436 million in debt maturing during 2008, consisting of the $200 million Griffin Towers mortgage loan maturing on May 1, 2008, the $240 million ($210 million outstanding as of December 31, 2007) 3161 Michelson construction loan maturing on September 28, 2008 and the $40 million ($26 million outstanding as of December 31, 2007) 17885 Von Karman construction loan maturing on December 30, 2007. We are in discussions with the Griffin Towers lender and expect to obtain a new three year loan during the second quarter of 2008. We anticipate that this new loan will require us to utilize cash on hand to pay down $20 million on the existing loan. Our 3161 Michelson construction loan includes three one-year options to extend the maturity date of the loan, subject to certain conditions. The conditions for the first extension are principally a re-balancing requirement under the loan (which may require an additional equity contribution of $1 million by us, which we expect to satisfy with cash on hand), compliance with financial covenants included in our corporate credit facility and the delivery of a replacement interest rate cap agreement. We expect to meet these conditions and anticipate extending the maturity date under the 3161 Michelson construction loan to September 28, 2009. Our 17885 Von Karman construction loan includes a one year option to extend the maturity date of the loan from December 30, 2008 to December 30, 2009, subject to certain conditions, principally the requirement for the property to meet a debt service coverage ratio of 1.0 to 1.0. We expect to meet these conditions through additional leasing. To the extent we are unable to meet this extension condition or provide additional interest reserves to extend the loan, and are required to fund the repayment of this construction loan, we expect to satisfy this obligation through cash on hand, the net proceeds from the refinancing of other properties or asset sales or through a draw on our revolving credit facility.

As of December 31, 2007, our total consolidated debt was approximately $5.0 billion with a weighted average interest rate of 5.76% and a weighted average remaining term of six years. Including our share of debt in connection with our joint venture with Macquarie Office Trust, our ratio of debt to total market capitalization is approximately 73.5% as of December 31, 2007, and 74.7% as of January 31, 2008.

Our business requires continued access to adequate cash for, among other matters, reducing our debt level, debt repayment obligations, dividend/distribution payments, capital expenditures, tenant improvements, leasing commissions and otherwise financing our operations. We expect to achieve the funds for these activities through some of the following potential sources:

•	Existing cash on hand;

•	Borrowings under our $130.0 million revolving credit facility;

•	Refinancing existing loans on several of our properties;

•	Sales of non-strategic or non-income producing assets;

•	Future joint ventures (potentially including with respect to our downtown assets and/or the Lantana Media Campus);

•	Raising institutional equity capital;

•	Increased occupancy levels or rental rates at our operating properties;

•	Leasing at projects under development upon completion; and/or

•	Other internally generated cash flow.

We believe these sources of cash will be sufficient to fund our liquidity needs over the next twelve months and on a continuing basis. If we are unable to generate adequate cash from the sources indicated above (particularly with respect to refinancing existing loans, sales of assets and increasing occupancy levels), we will have liquidity-related problems, including, but not limited to: (1) we may have to reduce our capital expenditures, (2) we may not be able to pay dividends and distributions at historical levels, and (3) we may not remain in compliance with covenants in our revolving credit facility, which could restrict our ability to draw funds under that facility (under which we currently have no outstanding borrowings). Our ability to successfully implement any or all of the strategies described above, and in turn, to reduce our indebtedness, to improve our fixed charge coverage ratio and to improve our liquidity situation, is dependent in part on market conditions and other factors out of our control. For a discussion of such factors and risks associated with our substantial indebtedness, see “Risk Factors.”

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	For the Year Ended December 31,		Increase/ Decrease
	2007	2006
	(in thousands)
Net cash provided by operating activities	$45,742	$105,992	$(60,250)
Net cash used in investing activities	(2,635,790)	(65,426)	(2,570,364)
Net cash provided by financing activities	2,663,772	15,523	2,648,349

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Net cash provided by operating activities decreased $60 million, primarily due to the impact of the Blackstone Transaction, which significantly increased our leverage, and to a lesser extent, a decrease in the occupancy rate in our portfolio during 2007. The lower occupancy was due to early lease terminations and slower than anticipated lease up.

Net cash used in investing activities increased $2.6 billion, primarily due to the completion of the $2.9 billion Blackstone Transaction which closed in April 2007 and, to a lesser extent, ongoing construction activities at our four development projects during 2007. This was partially offset by $663 million in proceeds received from the disposition of Wateridge Plaza, Pacific Center and Regents Square along with eight of the office properties and three of the development projects acquired through the Blackstone Transaction during second and third quarters of 2007. During 2006, we completed approximately $195 million in acquisitions (Pacific Center and 701 North Brand) and received $343 million in proceeds from the sale of an 80% interest in five properties to our joint venture with Macquarie Office Trust in January 2006. We also funded $100.0 million more in restricted cash during 2007 comprised of leasing and debt service reserves established using the proceeds received in the Blackstone Transaction to fund the leasing costs and initial operations at those properties acquired with lower in place occupancy rates.

Net cash provided by financing activities increased $2.6 billion, primarily due to acquisition financing required to complete the Blackstone Transaction. During 2006, we originated approximately $1.0 billion in new mortgage financings at Pacific Center, Gas Company Tower, Glendale Center and 777 Tower and used the net proceeds, after the repayment of existing loans encumbering these properties, to pay off a loan obtained to finance the Commonwealth Portfolio acquisition during 2005.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and Operating Partnership unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors, and no assurance can be given that we will continue to make distributions at historical levels or at all. We have historically funded a portion of our distributions from borrowings, and have distributed amounts in excess of our REIT taxable income. We may be required to use future borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT.

Since our IPO, we have paid quarterly distributions on our common stock and limited partnership units at a rate of $0.40 per share and unit, equivalent to an annual rate of $1.60 per share and unit. Since January 23, 2004, we have paid quarterly distributions on our Series A Preferred Stock at a rate of $0.4766 per share, equivalent to an annual rate of $1.9064 per share.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Commitments

The following table provides information with respect to our commitments at December 31, 2007, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Principal payments on mortgage loans—
Consolidated	$436,260	$264,957	$100,708	$2,361	$792,868	$3,421,707	$5,018,861
Our share of unconsolidated joint venture (1)	565	597	28,040	21,411	266	110,723	161,602
Interest payments
Consolidated—Fixed rate (2)	219,433	219,433	214,554	214,344	197,186	669,416	1,734,366
Consolidated—Variable rate (3)	61,032	32,425	26,772	26,757	21,034	—	168,020
Our share of unconsolidated joint venture (1)	8,632	8,632	8,516	7,187	6,143	15,240	54,350
Capital leases (4)—
Consolidated	2,582	1,467	1,040	433	183	—	5,705
Our share of unconsolidated joint venture (1)	44	23	23	23	23	138	274
Operating leases (5)—
Consolidated	1,487	1,528	1,571	1,609	1,658	4,208	12,061
Property disposition obligations (6)	5,290	418	418	418	308	383	7,235
Tenant-related commitments (7)—
Consolidated	51,550	3,366	3,273	1,898	1,487	3,920	65,494
Our share of unconsolidated joint venture (1)	1,485	1,261	256	—	—	—	3,002
Construction obligations (8)	66,316	—	—	—	—	—	66,316
Parking easement obligations (9)	1,516	1,515	1,416	1,233	—	—	5,680
Air space and ground leases (10)—
Consolidated	3,305	3,305	3,305	3,305	3,305	375,611	392,136
Our share of unconsolidated joint venture (1), (11)	261	261	261	261	261	25,874	27,179

Total	$859,758	$539,188	$390,153	$281,240	$1,024,722	$4,627,220	$7,722,281

(1)	Our share of our joint venture with Macquarie Office Trust is 20%.
(2)	The interest payments on our fixed rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(3)	The interest payments on our variable debt are calculated based on scheduled maturity dates and the LIBOR rate as of December 31, 2007 (4.60%) plus the contractual spread per the loan agreement.
(4)	Includes interest and principal payments.
(5)	Includes operating lease obligations for our corporate offices at 1733 Ocean Avenue.
(6)	Includes master lease, tenant and contingent income support obligations related to our joint ventures.
(7)	Tenant-related commitments are based on executed leases as of December 31, 2007.
(8)	Based upon executed contracts with general contractors as of December 31, 2007.
(9)	Includes payments required under the amended parking easement for the 808 South Olive garage.
(10)	Includes our air space lease for Plaza Las Fuentes, and ground leases for Two California Plaza and Brea Corporate Place. The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates which are in 2017 and 2082, respectively. The ground rent for Brea Corporate Plaza is calculated through the year of first reappraisal.
(11)	Includes ground leases for One California Plaza and Cerritos Corporate Center which are calculated through their lease expiration dates in 2082 and 2098, respectively.

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

A summary of our transactions and balances with Mr. Maguire is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Management and development fees and leasing commissions	$2,352	$3,359	$2,898
Rent expense	702	316	—

	December 31, 2007	December 31, 2006
Accounts receivable	$202	$663

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statements of operations. Balances due from Mr. Maguire are included in due from affiliates and balances due to him are included in accounts payable and other liabilities in the consolidated balance sheets. Mr. Maguire’s balances were current as of December 31, 2007 and December 31, 2006.

We have entered into a tax indemnification agreement with Mr. Maguire. Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement are met. We have agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties are sold during the lock-out period. The lock-out period does not apply if a property is disposed of in a nontaxable transaction (i.e., §1031 exchange).

In connection with the tax indemnification agreement, certain mortgage loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries. Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Predecessor have guaranteed a portion of our mortgage loans. As of December 31, 2007, $591.8 million of our debt is subject to such guarantees.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees, and leasing commissions from our joint venture with Macquarie Office Trust.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Management and development fees and leasing commissions	$6,669	$4,509	$—

	December 31, 2007	December 31, 2006
Accounts receivable	$1,538	$7,554
Accounts payable	(80)	(827)

	$1,458	$6,727

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations. Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets. The joint venture’s balances were current as of December 31, 2007 and 2006.

The balances due from the joint venture as of December 31, 2007 represent fees earned from the joint venture, including leasing commissions, and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the joint venture. The balances due from the joint venture as of December 31, 2006 primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligations as they came due in accordance with the contribution agreements and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the joint venture.

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations. Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets.

The balances due from the joint venture as of December 31, 2007 represent fees earned from the Joint Venture, including leasing commissions, and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the joint venture. The balances due from the joint venture as of December 31, 2006 primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligations as they came due in accordance with the contribution agreements and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the joint venture.

Litigation

We are involved in various litigation and other legal matters, including tort claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially arise upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.

Critical Accounting Policies

Investments in Real Estate and Real Estate Entities including Property Acquisitions

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to the consolidated financial statements. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, revenue recognition begins when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

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

All tenant leases are classified as operating leases, and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables, net in the consolidated balance sheets.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. When circumstances arise, such as the bankruptcy filing of a tenant, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the tenant. Our credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution, and continual monitoring of our tenant portfolio to identify problem tenants.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred.

Hotel revenues are recognized when the services are rendered to hotel guests.

Parking income is recognized in the period the revenue is earned.

Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Lease commission revenue is recognized when legally earned under the provisions of the underlying lease commission agreement with the landlord. Revenue recognition generally occurs 50% upon lease signing, when the first half of the lease commission becomes legally payable with no right of refund, and 50% upon tenant move-in, when the second half of the lease commission becomes legally payable with no right of refund. In circumstances where the landlord has a right of refund or no legal obligation to pay if the tenant does not move in, we defer revenue recognition until the tenant moves in or the landlord no longer legally has a right of refund. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

Lease termination fees, which are included as part of interest and other in the consolidated statements of operations, are recognized when the related leases are canceled, the leased space has been vacated, and we have no continuing obligation to provide services to such former tenants. Upon a tenant’s agreement to terminate a lease early, we accelerate the remaining unamortized assets associated with the tenant through the termination date. These accelerated depreciation and amortization charges are included in depreciation and amortization in the consolidated statements of operations.

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

Effects of Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. Our hotel property is able to change room rates on a daily basis so the impact of higher inflation can often be passed on to customers. However, a weak economic environment may restrict our ability to raise room rates to offset rising costs.

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. SFAS No. 157 is effective for financial assets and liabilities as of January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations or financial position.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Maguire as of January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

SFAS No. 141R

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired. SFAS No. 141R also expands required disclosure to improve financial statement users’ the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

SFAS No. 160

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment to ARB No. 51 (“SFAS No. 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our results of operations and financial condition.

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

Management also uses FFO before losses from the early extinguishment of debt as a supplemental performance measure because these losses create significant earnings volatility which in turn results in less comparability between reporting periods and less predictability regarding future earnings potential. These losses represent costs to extinguish debt prior to the stated maturity and the write off of unamortized loan costs on the date of extinguishment. The decision to extinguish debt prior to its maturity generally results from (i) the assumption of debt in connection with property acquisitions that is priced or structured at less than desirable terms (for example, a floating interest rate instead of a fixed interest rate), (ii) short-term bridge financing obtained in connection with the acquisition of a property or portfolio of properties until such time as the company completes its long-term financing strategy, (iii) the early repayment of debt associated with properties disposed of or (iv) the restructuring or replacement of corporate level financing to accommodate property acquisitions. Consequently, management views these losses as costs to complete the respective acquisition or disposition of properties.

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

A reconciliation of net income (loss) available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Year Ended December 31,
		2007	2006	2005
Net income (loss) available to common stockholders		$255	$51,262	$(42,882)
Add:	Depreciation and amortization of real estate assets	207,577	144,350	166,481
	Depreciation and amortization of real estate assets— unconsolidated joint ventures (1)	9,764	10,464	—
	Minority interests	40	9,146	(9,587)
Deduct:	Gain on sale of real estate	195,387	108,469	—

	Funds from operations available to common stockholders
	and unit holders (FFO)	$22,249	$106,753	$114,012

	Company share of FFO (2)	$19,226	$91,916	$92,876

	FFO per share—basic	$0.41	$1.99	$2.13

	FFO per share—diluted	$0.41	$1.96	$2.12

(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.
(2)	Based on a weighted average interest in our operating partnership of approximately 86.4%, 86.1% and 81.5% for 2007, 2006 and 2005, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow or fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

As of December 31, 2007, approximately $701.7 million, or 14.0%, of our consolidated debt bears interest at variable rates based on 30-day LIBOR.

During 2007, we entered into the following agreements to help mitigate our exposure to interest rate risk on our variable rate debt:

•

In March 2007, we entered into a forward-starting interest rate swap agreement on anticipated fixed-rate financing for the Blackstone Transaction with a notional value of $1.48 billion at a swap rate of 5.045%, effective April 23, 2007 and terminating April 23, 2017. On April 24, 2007, this swap was assigned to each of the three lenders providing fixed-rate mortgage financing secured by assets acquired in the Blackstone Transaction in exchange for lower stated interest rates on the underlying debt.

•

In June 2007, we entered into a forward-starting interest rate swap agreement to hedge the refinancing of KPMG Tower and an anticipated construction loan for our 207 Goode development project. The notional amount of the swap is $425.0 million, effective in September 2007, terminating in August 2012 with a fixed pay rate of 5.564%.

•

In June 2007, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest only mortgage loan starting in June 2009 in connection with the permanent refinancing of our construction loan on the 198,000 square foot Lantana South and Lantana East development projects in Santa Monica, California. The notional amount of the swap is $88.0 million, effective in June 2009, terminating in June 2019 with a fixed pay rate of 5.883%.

Our interest rate swap and cap agreements outstanding as of December 31, 2007 are as follows (in millions, except rates and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest rate swap	$425,000	5.564%	9/9/2007	8/9/2012	$(28,746)
Forward starting interest rate swap	88,000	5.883%	6/19/2009	6/19/2019	(6,619)
Interest rate cap	180,000	5.500%	10/1/2006	10/1/2008	1
Interest rate cap	117,000	6.000%	6/9/2007	5/9/2009	1
Interest rate cap	109,000	6.500%	4/24/2007	5/1/2009	—
Interest rate cap	200,000	6.500%	4/24/2007	5/1/2008	—

					$(35,363)

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during 2007 (in millions):

		Fair Value of
	Interest Expense	Fixed Rate Mortgage Debt	Interest Rate Swaps

50 basis point increase	$3.5	$(128.6)	$(12.8)

50 basis point decrease	(3.5)	133.7	12.4

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of our interest rate cap agreements as of December 31, 2007.

These amounts were determined considering the impact of hypothetical interest rates on our financial instruments. Our analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Furthermore, in the event of a change of the magnitude discussed above, management may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Maguire Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Maguire Properties, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maguire Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maguire Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Maguire Properties, Inc.:

We have audited Maguire Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Maguire Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maguire Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 29, 2008

MAGUIRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Investments in real estate:
Land	$625,271	$379,341
Acquired ground lease	55,801	—
Buildings and improvements	4,084,555	2,421,775
Land held for development and construction in progress	350,051	342,780
Tenant improvements	305,672	214,020
Furniture, fixtures and equipment	17,694	16,755

	5,439,044	3,374,671
Less: accumulated depreciation	(476,337)	(357,422)

Net investments in real estate	4,962,707	3,017,249

Cash and cash equivalents	174,847	101,123
Restricted cash	239,245	99,150
Rents and other receivables, net	30,422	19,766
Deferred rents	49,292	39,262
Due from affiliates	1,740	8,217
Deferred leasing costs and value of in-place leases, net	192,269	146,522
Deferred loan costs, net	38,725	23,808
Acquired above market leases, net	28,058	21,848
Other assets	14,148	10,406
Investment in unconsolidated joint ventures	18,325	24,378

Total assets	$5,749,778	$3,511,729

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$5,003,341	$2,794,349
Accounts payable and other liabilities	202,509	153,046
Dividends and distributions payable	24,888	24,934
Capital leases payable	5,232	5,996
Acquired below market leases, net	155,824	72,821

Total liabilities	5,391,794	3,051,146

Commitments and Contingencies (See Note 18)

Minority interests	14,670	28,671
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,185,636 and 46,985,241 shares issued and outstanding at December 31, 2007 and 2006, respectively	472	470
Additional paid-in capital	691,518	680,980
Accumulated deficit and dividends	(331,735)	(257,124)
Accumulated other comprehensive (loss) income, net	(17,041)	7,486

Total stockholders’ equity	343,314	431,912

Total liabilities, minority interests and stockholders’ equity	$5,749,778	$3,511,729

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share amounts)
Revenue:
Rental	$340,601	$240,496	$286,754
Tenant reimbursements	105,317	84,985	107,438
Hotel operations	27,214	27,054	24,037
Parking	48,889	39,326	44,324
Management, leasing and development services	9,096	7,943	2,972
Interest and other	16,918	31,598	7,648

Total revenue	548,035	431,402	473,173

Expenses:
Rental property operating and maintenance	124,113	84,651	96,579
Hotel operating and maintenance	17,146	17,324	15,739
Real estate taxes	49,555	31,736	40,743
Parking	16,476	12,236	11,860
General and administrative	37,677	36,909	21,707
Other expense	5,177	649	2,649
Depreciation and amortization	201,173	129,774	156,957
Interest	233,890	121,927	149,787
Loss from early extinguishment of debt	21,662	11,440	1,769

Total expenses	706,869	446,646	497,790

Loss from continuing operations before equity in net loss of unconsolidated joint ventures, gain on sale of real estate and minority interests	(158,834)	(15,244)	(24,617)
Equity in net loss of unconsolidated joint ventures	(2,149)	(3,746)	—
Gain on sale of real estate	—	108,469	—
Minority interests allocated to continuing operations	24,421	(10,523)	7,998

(Loss) income from continuing operations	(136,562)	78,956	(16,619)

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate and minority interests	(15,045)	(10,007)	(8,788)
Gain on sale of real estate	195,387	—	—
Minority interests allocated to discontinued operations	(24,461)	1,377	1,589

Income (loss) from discontinued operations	155,881	(8,630)	(7,199)

Net income (loss)	19,319	70,326	(23,818)
Preferred stock dividends	(19,064)	(19,064)	(19,064)

Net income (loss) available to common stockholders	$255	$51,262	$(42,882)

Basic income (loss) per common share:
(Loss) income from continuing operations available to common stockholders	$(3.32)	$1.29	$(0.82)
Income (loss) from discontinued operations	3.33	(0.18)	(0.17)

Net income (loss) available to common stockholders	$0.01	$1.11	$(0.99)

Weighted average number of common shares outstanding	46,750,597	46,257,573	43,513,810

Diluted income (loss) per common share:
(Loss) income from continuing operations available to common stockholders	$(3.32)	$1.27	$(0.82)
Income (loss) from discontinued operations	3.33	(0.18)	(0.17)

Net income (loss) available to common stockholders	$0.01	$1.09	$(0.99)

Weighted average number of common and common equivalent shares outstanding	46,833,002	46,931,433	43,513,810

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE (LOSS) INCOME

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit and Dividends	Accumulated Other Comprehensive (Loss) Income, Net	Total
	Preferred Stock	Common Stock
	(In thousands, except share amounts)
Balance, December 31, 2004	10,000,000	43,258,489	$100	$433	$647,915	$(119,033)	$7,952	$537,367

Comprehensive income:
Net loss						(23,818)		(23,818)
Other comprehensive loss, net of minority interests						—	(3,158)	(3,158)

Comprehensive loss						(23,818)	(3,158)	(26,976)
Dividends declared						(90,046)		(90,046)
Share-based compensation, net of minority interests		21,907			3,028			3,028
Operating partnership units converted into common stock		2,534,255		25	13,485	(584)	338	13,264

Balance, December 31, 2005	10,000,000	45,814,651	100	458	664,428	(233,481)	5,132	436,637

Comprehensive income:
Net income						70,326		70,326
Other comprehensive income, net of minority interests						—	2,254	2,254

Comprehensive income						70,326	2,254	72,580
Dividends declared						(93,957)		(93,957)
Share-based compensation, net of minority interests		287,327		3	6,823			6,826
Stock option exercises, net of minority interests		295,400		3	4,852			4,855
Operating partnership units converted into common stock		587,863		6	4,877	(12)	100	4,971

Balance, December 31, 2006	10,000,000	46,985,241	100	470	680,980	(257,124)	7,486	431,912

Comprehensive income:
Net income						19,319		19,319
Other comprehensive loss, net of minority interests						—	(24,527)	(24,527)

Comprehensive loss						19,319	(24,527)	(5,208)
Dividends declared						(93,930)		(93,930)
Share-based compensation, net of minority interests		(6,705)			6,021			6,021
Stock option exercise, net of minority interests		207,100		2	4,517			4,519

Balance, December 31, 2007	10,000,000	47,185,636	$100	$472	$691,518	$(331,735)	$(17,041)	$343,314

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	( in thousands)
Cash flows from operating activities:
Net income (loss):	$19,319	$70,326	$(23,818)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Minority interests	40	9,146	(9,587)
Equity in net loss of unconsolidated joint ventures	2,149	3,746	—
Operating distributions received from unconsolidated joint venture	3,570	5,422	—
Gain on sale of real estate	(195,387)	(108,469)	—
Depreciation and amortization	208,032	144,690	166,878
Deferred rent expense	1,558	(66)	(66)
Provision for doubtful accounts	1,546	331	148
Revenue recognized related to below market leases, net of acquired above market leases	(29,664)	(7,742)	(7,900)
Compensation expense for share-based awards	7,853	7,833	3,585
Loss from early extinguishment of debt	31,544	7,841	2,441
Amortization of deferred loan costs	7,421	4,954	5,444
Amortization of hedge ineffectiveness	187	—	—
Amortization of deferred gain from sale of interest rate swaps	(325)	(5,820)	(3,812)
Changes in assets and liabilities:
Rents and other receivables	(4,817)	(5,473)	(8,783)
Deferred rents	(11,956)	(7,354)	(13,570)
Due from affiliates	6,477	2,087	3,041
Deferred leasing costs	(20,084)	(15,922)	(18,389)
Other assets	(3,742)	17,547	(7,603)
Accounts payable and other liabilities	22,021	(17,085)	16,808

Net cash provided by operating activities	45,742	105,992	104,817

Cash flows from investing activities:
Acquisition of real estate	(2,908,322)	(194,807)	(1,549,846)
Expenditures for improvements to real estate	(250,286)	(170,888)	(64,724)
Proceeds from sale of real estate to unconsolidated joint venture, net	6,765	343,488	—
Other investing activities	(7,385)	—	—
Proceeds from disposition of real estate	663,533	—	117,849
(Increase) decrease in restricted cash	(140,095)	(43,219)	2,103

Net cash used in investing activities	(2,635,790)	(65,426)	(1,494,618)

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Year Ended December 31,
	2007	2006	2005
	( in thousands)
Cash flows from financing activities:
Proceeds from mortgage loans	3,399,121	1,010,950	1,246,080
Proceeds from term loan	400,000	—	450,000
Proceeds from other secured loans	—	—	10,000
Proceeds from construction loans	180,969	113,974	—
Borrowings on revolving credit facility	—	—	133,000
Principal payments on mortgage loans	(755,163)	(466,669)	(91,000)
Principal payments on term loan	(400,000)	(415,000)	(35,000)
Principal payments on other secured loans	(15,000)	(50,000)	(146,200)
Repayments on revolving credit facility	—	(83,000)	(70,000)
Payment of loan costs	(45,601)	(13,836)	(14,844)
Payment of refinancing deposits	—	(3,266)	(14,507)
Other financing activities	3,464	(978)	3,799
Proceeds received from sale leaseback of real estate	—	25,319	—
Principal payments on capital leases	(2,251)	(2,012)	(1,757)
Contributions to Maguire Macquarie, LLC	—	—	5,902
Proceeds received from stock option exercise	3,934	5,614	—
Payment of dividends to preferred stockholders	(19,064)	(19,064)	(19,064)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(86,637)	(86,509)	(86,069)

Net cash provided by financing activities	2,663,772	15,523	1,370,340

Net increase (decrease) in cash and cash equivalents	73,724	56,089	(19,461)
Cash and cash equivalents at beginning of year	101,123	45,034	64,495

Cash and cash equivalents at end of year	$174,847	$101,123	$45,034

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$233,890	$138,695	$149,940

Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	$18,771	$28,251	$21,338
Accrual for dividends and distributions declared	24,888	24,934	24,701
Assumption of mortgage and other secured loans	—	—	155,000
Buyer assumption of mortgage loans secured by properties sold	593,800	661,250	103,600
Fair value of forward starting interest rate swaps assigned to mortgage lenders	14,745	8,810	—
Increase (decrease) in fair value of interest rate swaps and caps	35,363	8,685	(49)
Other secured loans converted to mortgage loans	—	—	44,000
Mortgage loans converted to other secured loans	—	—	10,000
Operating partnership units converted to common stock	—	4,971	13,264

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this Annual Report on Form 10-K refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 86.4% interest, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”), Maguire Properties TRS Holdings II, Inc., and Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

As of December 31, 2007, our Operating Partnership indirectly owns whole or partial interests in 37 office and retail properties, a 350-room hotel and offsite parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 86.4% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 17.8 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of December 31, 2007 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	31	71	17,037,557	11,466,653	38,345	17,037,557	11,466,653	38,345
Unconsolidated joint venture	6	20	3,864,500	2,401,693	8,247	772,900	480,339	1,649

	37	91	20,902,057	13,868,346	46,592	17,810,457	11,946,992	39,994

Percentage leased			83.2%			81.1%

As of December 31, 2007, the majority of our Total Portfolio is located in ten submarkets in Southern California: the Los Angeles Central Business District; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property).

We were formed to succeed certain businesses of the Maguire Properties predecessor (the “Predecessor”), which was not a legal entity but rather a combination of numerous real estate entities collectively doing business as Maguire Partners, an owner, developer and acquirer of institutional-quality properties in the Los Angeles real estate market since 1965. We were incorporated, and our Operating Partnership was formed, in Maryland on June 26, 2002, and our Services Company was incorporated in Maryland on August 15, 2002, each in anticipation of our initial public offering of common stock (the “IPO”), which was consummated on June 27, 2003 concurrently with the consummation of various formation transactions. These transactions consolidated the ownership of the portfolio of properties and property interests, and a substantial majority of the real estate management, leasing and development business of the Predecessor, into our Operating Partnership and Services Companies. From inception through June 27, 2003, neither we, our Operating Partnership nor our Services Companies had any operations.

On June 27, 2003, we commenced operations after completing the IPO, which consisted of the sale of 36,510,000 shares of common stock. On July 28, 2003, we issued an additional 5,476,500 shares of common stock as a result of the exercise of the underwriters’ over-allotment option. On January 23, 2004, we completed the offering of 10.0 million shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).

Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in connection with the IPO in certain of the properties, as well as certain assets of the management, leasing and real estate development operations of the Predecessor in exchange for limited partnership units in our Operating Partnership. Our Operating Partnership also acquired additional interests in certain properties from unaffiliated parties, which were paid for in cash.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The accompanying consolidated financial statements include the accounts of Maguire Properties, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. All majority-owned subsidiaries are consolidated and included in our consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior years have been reclassified to reflect the activity of discontinued operations.

Use of Estimates

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

Investments in Real Estate

Assets Acquired –

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the fair value of real estate acquired is allocated to tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below market leases, in-place leases, tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of the loans assumed in connection with the real estate acquired.

The fair value of tangible assets acquired is determined based on comparable sales prices for land and replacement costs, as adjusted for physical and market obsolescence, for improvements. The fair value of tangible assets acquired is also determined by valuing the property as if it were vacant, and the “as-if-vacant”

value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of identified intangible assets and liabilities of an acquired property, above and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. Above market lease values are amortized as a reduction of rental income in the consolidated statements of operations over the remaining non-cancelable terms of the respective leases while below market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income in the consolidated statements of operations over the initial terms of the respective leases and any below market fixed rate renewal periods.

In addition to the value of above and below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and revenue losses are calculated, and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for our investment in real estate because such value and its consequence to amortization expense is immaterial. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above market in-place leases, is amortized over the remaining non-cancelable periods of the respective leases and is included in depreciation and amortization in the consolidated statements of operations. If a lease is terminated prior to its stated expiration, we accelerate the amortization of the remaining unamortized assets associated with the tenant through the termination date. However, if we expect a loss on early lease termination, the unamortized amount is recognized in the consolidated statements of operations immediately. These amortization charges are included in depreciation and amortization in the consolidated statements of operations.

Assets Developed –

Project costs clearly associated with the development and construction of a real estate project are capitalized as land held for development and construction in progress in the consolidated balance sheets. In addition, interest and loan fees related to construction loans, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs, including corporate interest, are capitalized during the pre-development, construction and lease-up phases of the project. Once the development and construction of the building shell are complete, costs associated with the project are transferred to land, and buildings and improvements in the consolidated balance sheets as the historical cost of the property.

Useful Lives –

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense in the consolidated statements of operations as incurred. Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Buildings and improvements	25 to 50 years

Acquired ground lease	Remaining life of the related leases as of the date of assumption of the lease

Tenant improvements	Shorter of the useful lives or the terms of the related leases

Furniture, fixtures, and equipment	5 years

Depreciation and amortization expense related to our investments in real estate during 2007, 2006 and 2005 was $139.2 million, $99.4 million and $114.7 million, respectively.

Impairment Evaluation –

We assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the net book value of the assets exceeds the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value, less costs to sell. During 2007 and 2006, we performed an evaluation and believe no impairment in the net carrying values of our investments in real estate has occurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired. Such investments are stated at cost, which approximates market value.

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

Restricted Cash

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, real estate taxes and insurance reserves, debt service reserves and other items as required by certain of our loan agreements.

Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $1.0 million and $17,000 as of December 31, 2007 and 2006, respectively. For 2007, 2006 and 2005, we recorded a provision for doubtful accounts of $1.5 million, $0.3 million and $0.1 million, respectively.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. When circumstances arise, such as the bankruptcy filing of a tenant, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the tenant.

Deferred Leasing Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants (including direct internal costs) are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and tenant relationships.

Deferred Loan Costs

Loan costs are capitalized and amortized to interest expense on a straight-line basis over the terms of the related loans.

Other Assets

Other assets include prepaid expenses, interest receivable, deposits, deferred financing costs and corporate-related furniture and fixtures (net of accumulated depreciation).

Investment in Unconsolidated Joint Ventures

Our investment in joint ventures is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures. We evaluated our investment in each of our joint ventures and have concluded that they are not variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Our partners have substantive participating rights including approval of and participation in setting operating budgets and strategic plans, capital spending, and sale or financing transactions. Accordingly, we have concluded that the equity method of accounting is appropriate. Our investment in our joint ventures is recorded initially at cost and is subsequently adjusted for our proportionate share of net earnings or losses, cash contributions and distributions received and other adjustments, as appropriate. Any difference between the carrying amount of the investment in our consolidated balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings or loss of the joint venture over 40 years. We record distributions of operating profit from our investment as part of operating cash flows and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include accounts payable, accrued expenses, prepaid tenant rents and accrued interest payable.

Offering Costs

Underwriting commissions and other offerings costs related to our IPO and preferred stock offering are recorded as a reduction to additional paid-in-capital in our consolidated balance sheets.

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable rate debt by entering into interest rate swap and cap agreements. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow or fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other accumulated comprehensive (loss) income in the consolidated balance sheets and recognized as part of interest expense in the consolidated statements of operations when the hedged transaction affects earnings.

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

All tenant leases are classified as operating leases, and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables, net in the consolidated balance sheets.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred.

Hotel revenues are recognized when the services are rendered to the hotel guests.

Parking income is recognized in the period earned.

Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Lease commission revenue is recognized when legally earned under the provisions of the underlying lease commission agreement with the landlord. Revenue recognition generally occurs 50% upon lease signing, when the first half of the lease commission becomes legally payable with no right of refund, and 50% upon tenant move-in, when the second half of the lease commission becomes legally payable with no right of refund. In circumstances where the landlord has a right of refund or no legal obligation to pay if the tenant does not move in, we defer revenue recognition until the tenant moves in or the landlord no longer legally has a right of refund. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

Lease termination fees, which are included as part of interest and other in the consolidated statements of operations, are recognized when the related leases are canceled, the leased space has been vacated, and we have no continuing obligation to provide services to such former tenants. Upon a tenant’s agreement to terminate a lease early, we accelerate the depreciation and amortization of the remaining unamortized assets associated with the tenant through the termination date. These accelerated depreciation and amortization charges are included in depreciation and amortization in the consolidated statements of operations.

Loss from Early Extinguishment of Debt

We incur prepayment penalties, exit fees and/or defeasance costs when we repay or defease our mortgage and other secured loans. These costs, along with the write off of unamortized loan costs and loan premiums or discounts, are recorded as a loss from early extinguishment of debt in the consolidated statements of operations.

Gain on Sale of Real Estate

Gains on the disposition of real estate assets are recorded when the recognition criteria in SFAS No. 66, Accounting for Sales of Real Estate, have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset disposed of.

When we contribute property to a joint venture in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our ownership interest in the joint venture acquiring the property.

Income Taxes

We elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2003. We have been organized and have operated in a manner that we believe has allowed us to qualify for taxation as a REIT under the Code commencing with our taxable year ended December 31, 2003, and we intend to continue to be organized and operate in this manner. As a REIT, we are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders.

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. In 2007, we recorded a tax provision of approximately $0.9 million, which is included in other expense in our consolidated statements of operations. There was no income tax provision or benefit during 2006 or 2005.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS

123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that all share-based payments to employees, including grants of nonqualified stock options, are recognized in the consolidated statements of operations based on their fair values.

On April 1, 2005, we adopted SFAS 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding as of the beginning of the fiscal year of adoption.

Beginning in the second quarter of 2005, with the adoption of SFAS 123(R), we recorded stock-based compensation cost for nonqualified stock options, restricted stock and performance awards. Stock-based compensation cost recorded as part of general and administrative and other in the consolidated statements of operations for 2007, 2006 and 2005 was $7.5 million, $7.6 million and $4.0 million, respectively. During 2007, $0.8 million of stock-based compensation cost was capitalized as part of construction in progress. As of December 31, 2007, total unrecognized compensation cost related to unvested share-based payments totaled $22.2 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of 2.7 years.

The fair value of nonqualified stock options granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model using the following weighted-average assumptions:

	For the Year Ended December 31,
	2007	2006	2005
Dividend yield	4.66% - 5.82%	4.6%	5.2% - 5.7%
Expected life of option	36 Months	36 Months	36 Months
Contractual term of option	10 years	10 years	10 years
Risk-free interest rate	4.54% - 5.03%	5.14%	3.94% - 4.5%
Expected stock price volatility	25.83%	25.83%	17.24% - 22.49%
Number of steps	500	500	500
Fair value of options (per share) on grant date	$3.90 - $4.93	$6.12	$3.34 - $4.00

Many factors are considered when determining the fair value of share-based awards at the measurement date. Our dividend yield assumption is based on our most recent actual annual dividend payout. The expected life of our options is based on the period of time the options are expected to be outstanding, and the contractual term is based on the agreement set forth when the options were granted. The risk-free interest rate is based on the implied yield available on 10-year treasury notes, while the number of steps is used in a standard deviation calculation of our expected stock price volatility based on a 60 business day period comparison of our share price.

Segment Reporting

We report our consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have two reportable segments: office properties and a hotel property. The components of the office properties segment include rental of office, retail and storage space to tenants, parking and other tenant services. The components of the hotel property segment include rooms, sales of food and beverages, and other services to hotel guests. We also have certain corporate level activities including legal, human resources, accounting, finance, and management information systems which are not considered separate operating segments.

We do not allocate our investment in real estate between the hotel and the office portions of the Plaza Las Fuentes property; therefore, separate information related to investment in real estate, expenditures for investments in real estate, and depreciation and amortization is not available for the office property and hotel property segments. Due to the size of the hotel property segment in relation to our consolidated financial statements, we are not required to report segment information for 2007, 2006 and 2005.

Note 3—Acquisitions and Dispositions

2007 Acquisitions and Dispositions

A summary of our 2007 property acquisitions and dispositions is as follows (in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Mortgage Debt Incurred at Purchase (1)
Properties Acquired:
130 State College	Brea, CA	43,000	None

Blackstone properties:
Griffin Towers	Santa Ana, CA	544,000	$200.0
500-600 City Parkway	Orange, CA	459,000	117.0
Brea Corporate Place	Brea, CA	328,000	70.5
Brea Financial Commons	Brea, CA	165,000	38.5
Two California Plaza	Los Angeles, CA	1,330,000	470.0
550 South Hope Street	Los Angeles, CA	566,000	200.0
City Tower	Orange, CA	409,000	140.0
City Plaza	Orange, CA	324,000	111.0
500 Orange Tower	Orange, CA	333,000	110.0
Stadium Towers Plaza	Anaheim, CA	255,000	100.0
1920 Main Plaza	Irvine, CA	306,000	80.9
2010 Main Plaza	Irvine, CA	281,000	79.8
2600 Michelson	Irvine, CA	308,000	110.0
The City – 3800 Chapman	Orange, CA	157,000	44.4
18581 Teller	Irvine, CA	86,000	20.0

		5,851,000	$1,892.1

Properties Acquired and Disposed of: (2)
Blackstone properties:
Inwood Park	Irvine, CA	157,000	$39.6
1201 Dove Street	Newport Beach, CA	78,000	21.4
Fairchild Corporate Center	Irvine, CA	105,000	29.2
Redstone Plaza	Newport Beach, CA	168,000	49.7
Bixby Ranch	Seal Beach, CA	295,000	82.6
Lincoln Town Center	Orange, CA	215,000	71.4
Tower 17	Irvine, CA	231,000	92.0
1100 Executive Tower	Orange, CA	367,000	127.0
18301 Von Karman	Irvine, CA	220,000	95.0

		1,836,000	607.9

		7,687,000	$2,500.0

Properties Disposed of:
Wateridge Plaza	San Diego, CA	268,000
Pacific Center	Mission Valley, CA	439,000
Regents Square	La Jolla, CA	312,000

		1,019,000

(1)	For purposes of this schedule, the amount of debt shown is the face value of the debt before any related discounts.
(2)	We also disposed of three development sites as part of these transactions: Inwood Park, Bixby Ranch and 1100 Executive Tower.

Acquisitions –

We purchased 24 properties and 11 development sites from Blackstone Real Estate Advisors in April 2007 for $2.875 billion. The purchase price (before reserves and closing costs) was funded through new mortgage financings of $2.28 billion, a bridge mortgage financing of $223.0 million, and a $530.0 million corporate facility, which was comprised of a $400.0 million term loan, which was fully drawn at closing, and a $130.0 million revolving credit facility, which was not drawn at closing. We funded our $175.0 million cash requirement to close this transaction with excess proceeds from the Wells Fargo Tower refinancing.

We acquired 130 State College, an office property located in Brea, California in July 2007, for approximately $11 million.

Dispositions –

We acquired eight office properties and three development sites that we had acquired as part of the Blackstone Transaction: Inwood Park, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Lincoln Town Center, Tower 17, 1100 Executive Tower and the Inwood Park, Bixby Ranch and 1100 Executive Tower development sites. We disposed of these properties shortly after their acquisition. A total of $274.0 million of the debt encumbering these properties was assumed by the buyers upon disposition while $238.9 million was repaid. We recorded no gain or loss on the disposal of these properties since the purchase price allocated to them at the date of acquisition equaled the value recorded upon disposal.

We disposed of three office properties: Wateridge Plaza, Pacific Center and Regents Square and recorded a total gain on disposition of $195.4 million. The mortgage loans related to Pacific Center and Regents Square of $121.2 million and $103.6 million, respectively, were assumed by the buyers of these properties. The mortgage loan of $47.9 and mezzanine loan of $15.0 million related to Wateridge Plaza were repaid upon disposition.

We contributed our office property located at 18301 Von Karman in Irvine, California to DH Von Karman Maguire, LLC in October 2007 for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the existing $95.0 million mortgage loan on the property. We retain a 1% common equity interest and a 2% preferred interest in this joint venture. We recorded no gain or loss on the contribution of this property since the purchase price allocated to this property at the date of acquisition in April 2007 equaled the value recorded upon disposal.

2006 Acquisitions and Dispositions

A summary of our 2006 property acquisitions and dispositions is as follows (in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Mortgage Debt Incurred at Purchase
Properties Acquired:
Pacific Center	Mission Valley, CA	439,000	None
701 North Brand	Glendale, CA	131,000	$33.8

		570,000

Properties Contributed to Joint Venture:
One California Plaza	Los Angeles, CA	984,000
Cerritos Corporate Center	Cerritos, CA	326,000
Washington Mutual Campus	Irvine, CA	415,000
San Diego Tech Center	San Diego, CA	645,000
Wells Fargo Center	Denver, CO	1,201,000

		3,571,000

808 South Olive garage	Los Angeles, CA

Acquisitions –

We acquired Pacific Center, an office property located in Mission Valley, California, in February 2006 for approximately $149.0 million using net proceeds received from our transfer of properties to our joint venture with Macquarie Office Trust.

We purchased 701 North Brand and the remaining 50% interest in an adjacent garage which we did not previously own in September 2006 for $45.0 million using the net proceeds received from mortgaging the property.

Dispositions –

We contributed Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Washington Mutual Campus and Cerritos Corporate Center to our joint venture with Macquarie Office Trust in January 2006. We retain a 20% interest in the joint venture. We received net cash proceeds of $376.4 million and recognized a gain on sale of $108.5 million related to the establishment of the joint venture with Macquarie Office Trust. The joint venture assumed the existing mortgage loans on these properties totaling $661.3 million.

We sold the 808 South Olive garage, a parking garage located in downtown Los Angeles, California for $26.5 million in March 2006. In connection with the sale of the garage, we entered into an amended and restated parking easement with the buyer of the garage, which expires in 2011, in order to continue to meet the terms of our leases with tenants in the Gas Company and US Bank Towers. The gain on sale of this property has been deferred until such time as the amended and restated parking easement expires. The $13.2 million mortgage related to the garage was reallocated to our Gas Company Tower property upon completion of the sale.

2005 Acquisitions and Dispositions

A summary of our 2005 property acquisitions and dispositions is as follows (in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Mortgage Debt Incurred/Assumed at Purchase
Properties Acquired:
San Diego Tech Center	Sorrento Mesa, CA	647,000	$133.0

World Trade Center garage	Los Angeles, CA		None

CWP Properties:
801 North Brand	Glendale, CA	280,000	$75.5
700 North Central	Glendale, CA	143,000	27.5
777 Tower	Los Angeles, CA	1,006,000	155.0
Pacific Arts Plaza	Costa Mesa, CA	785,000	270.0
Wateridge Plaza	San Diego, CA	268,000	62.9
Mission City Corporate Center	San Diego, CA	191,000	52.0
Regents Square I & II	La Jolla, CA	311,000	103.6
Wells Fargo Center	Denver, CO	1,201,000	285.0

		4,185,000	$1,031.5

Properties Acquired and Disposed of:
CWP Properties:
One Renaissance Square	Phoenix, AZ	492,000	$103.6
Austin Research Park I & II	Austin, TX	272,000	42.0

		764,000	$145.6

Total CWP properties		4,949,000	$1,177.1

Properties Disposed of:
Development site at Park Place II	Irvine, California

Acquisitions –

We acquired ten properties and three separate land parcels from Fifth Street Properties, LLC, an affiliate of CommonWealth Partners, LLC, for $1.51 billion in March 2005. We funded the purchase price through approximately $1,022.1 million in new mortgage and mezzanine financing, the assumption of loans aggregating $155.0 million encumbering 777 Tower and proceeds from our previous $450.0 million variable-rate term loan.

We acquired San Diego Tech Center for approximately $185.0 million in April 2005, excluding acquisition costs, which was funded with a $7.0 million draw on our previous $100.0 million revolving credit facility, $47.0 million of cash on hand and a $133.0 million mortgage financing.

We completed the acquisition of the World Trade Center garage, located in downtown Los Angeles, California for approximately $20.0 million, excluding acquisition costs in May 2005. This acquisition was funded using $13.0 million drawn from our previous $100.0 million revolving credit facility and $7.0 million of cash on hand.

Dispositions –

We disposed of Austin Research Park I and II for approximately $55.0 million in June 2005. In connection with the sale, we repaid $42.0 million of debt secured by the property. No gain or loss on the disposal of this property was recorded in the consolidated statement of operations since the purchase price allocated to this property at the date of acquisition equaled value recorded upon disposal.

We disposed of One Renaissance Square, an office building located in Phoenix, Arizona for $128.8 million in June 2005. Upon the disposition of the property, $103.6 million of debt was assumed by the buyer. No gain or loss on the disposal of this property was recorded in the consolidated statement of operations since the purchase price allocated to this property at the date of acquisition equaled value recorded upon disposal.

We disposed of approximately seven acres of land at Park Place II in November 2005 for $39.6 million under an existing contract we assumed with our acquisition of the Park Place II office property during 2004. No gain or loss on disposal was recognized in the consolidated statement of operations related to this transaction.

Note 4—Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	December 31, 2007	December 31, 2006
Land held for development	$202,630	$169,691
Construction in progress	147,421	173,089

	$350,051	$342,780

As of December 31, 2007, we had four projects under construction:

•	Our project at Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California;

•	Our building at 17885 Von Karman at the Washington Mutual Irvine Campus, a 150,000 square foot office building, located in Irvine, California;

•	Our Mission City Corporate Center, comprised of a 92,000 square foot office building with 128,000 square feet of structured parking, located in San Diego, California; and

•	Our building at 207 Goode Avenue located in Glendale, California, an 189,000 square foot office building.

During 2007, we placed our project at 3161 Michelson Avenue in service. This property is a 532,000 square foot office building located in Irvine, California with two parking garages totaling approximately 1,338,000 square feet with the capacity to accommodate approximately 5,100 vehicles.

We also own undeveloped land adjacent to certain of our other properties, primarily located in the Downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets that we believe can support approximately 17 million net rentable square feet of office, retail, hotel, structured parking and residential uses.

During 2007, 2006 and 2005, we capitalized $30.5 million, $14.8 million and $3.6 million, respectively, of interest directly associated with and incremental to projects under development.

Note 5—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2007	December 31, 2006
Acquired above market leases
Gross amount	$44,684	$30,998
Accumulated amortization	(16,626)	(9,150)

Net amount	$28,058	$21,848

Acquired in-place leases
Gross amount	$220,518	$139,380
Accumulated amortization	(110,339)	(68,138)

Net amount	$110,179	$71,242

Acquired below market leases
Gross amount	$(218,372)	$(101,153)
Accumulated amortization	62,548	28,332

Net amount	$(155,824)	$(72,821)

Amortization of acquired below market leases, net of acquired above market leases, included as part of rental income in continuing operations for 2007, 2006 and 2005 was $29.0 million, $6.6 million and $7.0 million, respectively. Amortization related to discontinued operations for 2007, 2006 and 2005 was $0.6 million, $1.1 million and $0.9 million, respectively.

Amortization of acquired in-place leases included as part of depreciation and amortization in continuing operations for 2007, 2006 and 2005 was $52.7 million, $26.6 million and $33.1 million, respectively. Amortization related to discontinued operations for 2007, 2006 and 2005 was $2.0 million, $5.6 million and $5.5 million, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above Market Leases	Acquired In-place Leases	Acquired Below Market Leases
2008	$8,508	$35,362	$(37,593)
2009	8,079	23,994	(31,078)
2010	4,511	17,464	(25,963)
2011	3,574	11,782	(20,737)
2012	2,302	8,711	(15,903)
Thereafter	1,084	12,866	(24,550)

	$28,058	$110,179	$(155,824)

Note 6—Investment in Unconsolidated Joint Ventures

Maguire Macquarie Office, LLC

Maguire Properties, L.P. and Macquarie Office Trust entered into a joint venture agreement during 2005, which resulted in the creation of Maguire Macquarie Office, LLC. On November 4, 2005, we contributed our One California Plaza office property to the joint venture and received a $65.0 million unsecured promissory note issued by the joint venture, which was subsequently collected in 2006. Concurrently, Macquarie Office Trust contributed $5.9 million in cash. After these contributions, our interest in the joint venture was 95%, and Macquarie Office Trust’s interest was 5%.

Our contribution of One California Plaza to the joint venture did not qualify as a sale under SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, no gain on sale of real estate was recognized in the 2005 consolidated statement of operations as a result of our continuing involvement. The gain on sale was recognized in 2006.

On January 5, 2006, the series of transactions contemplated by the joint venture agreements were completed, including:

By Maguire Properties, L.P. –

•	Contribution of the Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center office properties to the joint venture;

By Macquarie Office Trust –

•	Contribution of the Stadium Gateway office property and cash.

By the Joint Venture –

•	Assumption of $661.3 million of mortgage debt from Maguire Properties, L.P. secured by Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center and Washington Mutual Irvine Campus; and

•	Completion of a $95.0 million mortgage financing secured by Cerritos Corporate Center.

As a result of the these transactions, we received net cash proceeds of $376.4 million during 2006, consisting of $363.0 million relating to Macquarie Office Trust’s acquisition of an 80% interest in the five office properties we contributed to the joint venture, $19.0 million representing the distribution of our 20% pro rata share of Cerritos Corporate Center mortgage financing net proceeds received by the joint venture, net of $5.6 million in cash we paid to fund the acquisition of our 20% interest in Stadium Gateway. After these transactions, our interest in the joint venture is 20% and Macquarie Office Trust’s interest is 80%.

We recognized a net gain on sale of real estate in the 2006 consolidated statement of operations of $108.5 million related to the joint venture transactions, including recognition of the deferred gain from 2005 on the One California Plaza contribution. We recorded our investment in the joint venture based on 20% of our historical net book value of the five properties we contributed and fair value paid for Stadium Gateway.

As further described below, we reduced our gain on sale and established reserves totaling $57.2 million at the time of the joint venture transactions. All amounts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

	Master Lease Obligation	Tenant Improvements/ Leasing Commissions	Contingent Purchase Obligation	Property Management Fees	Loan Guarantee
	(In millions)
Amount reserved at inception	$5.0	$15.7	$7.5	$8.6	$20.4
Payments/fees earned	(5.0)	(0.1)	(2.3)	(2.7)	—
Restricted cash transferred	—	(7.7)	—	—	—

Balance, December 31, 2006	—	7.9	5.2	5.9	20.4
Payments/fees earned	—	(4.3)	(3.2)	(2.9)	—

Balance, December 31, 2007	$—	$3.6	$2.0	$3.0	$20.4

In connection with the joint venture contribution agreements for One California Plaza, Wells Fargo Center (Denver) and San Diego Tech Center, we agreed to fund certain existing and contingent obligations, including $5.0 million of master lease payments through January 4, 2007 and $15.7 million of future tenant lease obligations, including tenant improvement allowances and leasing commissions.

In addition, $7.5 million of the purchase price is refundable to Macquarie Office Trust if the five properties we contributed to the joint venture do not meet certain pre-defined annual income targets for the three year period ended January 5, 2009. Since the five properties did not meet the annual income targets during 2007 and 2006, we paid $3.2 million and $2.3 million, respectively, to Macquarie Office Trust to cover the shortfalls.

We provide property management services to the five properties we contributed to the joint venture for the three year period ending January 5, 2009 at no charge, other than the reimbursement of direct property management expenses incurred. At the time of sale, we reduced our gain by $8.6 million, representing prepaid revenue for the property management services we are providing through January 2009. During 2007 and 2006, we recognized $2.9 million and $2.7 million, respectively, of management fee income in our consolidated statements of operations related to services provided under our agreement with the joint venture.

Maguire Properties, L.P. is the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009. As a result of this guarantee (which is considered continuing involvement that precludes gain recognition under GAAP), we deferred the $20.4 million gain on sale related to that property, which is included in accounts payable and other liabilities in the consolidated balance sheets as of December 31, 2007 and 2006. This gain will be recognized upon the expiration of our debt guarantee.

The joint venture’s condensed balance sheets are as follows (in thousands):

	December 31, 2007	December 31, 2006
Assets
Investments in real estate	$1,083,105	$1,086,294
Less: accumulated depreciation	(75,652)	(42,301)

	1,007,453	1,043,993
Cash and cash equivalents, including restricted cash	17,330	15,372
Rents, deferred rents and other receivables, net	16,889	11,414
Deferred charges, net	55,760	64,795
Other assets	11,009	16,381

Total assets	$1,108,441	$1,151,955

Liabilities and Members’ Equity
Mortgage loans	$809,935	$810,181
Accounts payable, accrued interest payable and other liabilities	25,114	30,399
Acquired below market leases, net	12,418	16,674

Total liabilities	847,467	857,254

Members’ equity	260,974	294,701

Total liabilities and members’ equity	$1,108,441	$1,151,955

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Year Ended December 31, 2007	Period from January 5, 2006 to December 31, 2006
Revenue:
Rental	$83,108	$75,982
Tenant reimbursements	30,100	28,649
Parking	8,924	7,666
Interest and other	482	1,537

Total revenue	122,614	113,834

Expenses:
Rental property operating and maintenance	24,982	23,809
Real estate taxes	14,497	12,529
Parking	1,757	1,603
Depreciation and amortization	48,819	52,322
Interest	43,849	43,350
Other	4,608	4,227

Total expenses	138,512	137,840

Net loss	$(15,898)	$(24,006)

Company share	$(3,180)	$(4,801)
Intercompany eliminations	1,031	1,055

Equity in net loss of unconsolidated joint venture	$(2,149)	$(3,746)

In accordance with the joint venture agreement, both Maguire Properties, L.P. and Macquarie Office Trust have rights of first offer to co-invest in any Southern California acquisition opportunities meeting certain defined criteria that the other party intends to acquire. In addition, Macquarie Office Trust has a right to acquire up to a 50% interest in our development projects at Washington Mutual Irvine Campus and San Diego Tech Center at 92.5% of stabilized value, which will be determined when the project is 90% leased.

DH Von Karman Maguire, LLC

On October 26, 2007, we contributed our office property located at 18301 Von Karman located in Irvine, California to DH Von Karman Maguire, LLC for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the existing $95.0 million mortgage loan on the property. We retain a 1% common equity interest and a 2% preferred interest in the joint venture. No gain or loss was recorded in the consolidated statement of operations during 2007 from the contribution of this property to our joint venture since the purchase price allocated to this property at the date of acquisition in April 2007 equaled the value recorded upon disposal.

We entered into a master lease with DH Von Karman SPE, LLC for approximately 41,000 square feet of vacant space in the building at a market rental rate from the date of the contribution for a period of up to 12 months, resulting in a contingent obligation of $1.9 million. During 2007, we paid DH Von Karman SPE, LLC $0.3 million related to the master lease. As of December 31, 2007, $1.6 million is included in accounts payable and other liabilities in the consolidated balance sheet related to this obligation.

Note 7—Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Outstanding as of
	Maturity Date	Interest Rate (1)	December 31, 2007	December 31, 2006
Floating Rate Debt
Construction Loans:
3161 Michelson (2), (3)	9/28/2008	LIBOR + 2.50%	$210,325	$113,473
Lantana Media Campus (4)	6/13/2009	LIBOR + 1.50%	40,639	—
WAMU (4)	12/30/2008	LIBOR + 1.80%	25,935	501
Mission City (4)	2/22/2009	LIBOR + 1.90%	17,568	—
207 Goode (4), (5)	5/1/2010	LIBOR + 1.80%	476	—

Total construction loans			294,943	113,974

Variable Rate Mortgage Loans:
Griffin Towers (6)	5/1/2008	LIBOR + 1.90%	200,000	—
500-600 City Parkway (7)	5/9/2009	LIBOR + 1.35%	97,750	—
Brea Corporate Place (8)	5/1/2009	LIBOR + 1.95%	70,468	—
Brea Financial Commons (8)	5/1/2009	LIBOR + 1.95%	38,532	—

Total variable rate mortgage loans			406,750	—

Variable Rate Swapped to Fixed Rate:
KPMG Tower (9)	10/9/2012	LIBOR + 1.60%	368,370	—

Total variable rate swapped to fixed rate loans			368,370	—

Total floating rate debt			1,070,063	113,974

Fixed Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	—
Wells Fargo Tower	7/1/2010	4.68%	—	248,331
Two California Plaza (10)	5/6/2017	5.50%	465,762	—
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
777 Tower (10)	11/1/2013	5.84%	269,180	268,523
US Bank Tower	7/1/2013	4.66%	260,000	260,000
KPMG Tower	11/1/2011	5.14%	—	210,000
550 South Hope Street (10)	5/6/2017	5.67%	198,257	—
Park Place I	11/1/2014	5.64%	170,000	170,000
City Tower (10)	5/10/2017	5.85%	139,814	—
Glendale Center	8/11/2016	5.82%	125,000	125,000
500 Orange Tower (10)	5/6/2017	5.88%	109,022	—
2600 Michelson (10)	5/10/2017	5.69%	108,993	—
Park Place II	3/11/2012	5.39%	100,000	100,000
City Plaza (10)	5/10/2017	5.80%	99,984	—
Stadium Towers Plaza (10)	5/11/2017	5.78%	99,119	—
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
1920 Main Plaza (10)	5/10/2017	5.51%	80,135	—
2010 Main Plaza (10)	5/10/2017	5.51%	79,072	—
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City—3800 Chapman	5/6/2017	5.93%	44,370	—
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
18581 Teller (10)	5/6/2017	5.65%	19,820	—

Total fixed rate debt			3,933,278	2,396,604

Properties disposed of in 2007:
Pacific Center	5/6/2016	5.76%	—	117,291
Regents Square	4/1/2012	5.13%	—	103,600
Wateridge Plaza	4/9/2008	LIBOR + 1.75%	—	47,880
Wateridge Plaza Mezzanine	4/9/2008	LIBOR + 1.75%	—	15,000

Total properties disposed of in 2007			—	283,771

Total consolidated debt			$5,003,341	$2,794,349

(1)	The December 31, 2007 one-month LIBOR rate of 4.60% was used to calculate interest on the variable rate loans.
(2)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(3)	Three one-year extensions are available at our option, subject to certain conditions.
(4)	One one-year extension is available at our option, subject to certain conditions.
(5)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge the first $25.0 million of this loan, which effectively fixes the LIBOR rate at 5.564%.
(6)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period. One one-year extension is available at our option, subject to certain conditions.
(7)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions.
(8)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions.
(9)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(10)	These loans are reflected net of the related debt discount. At December 31, 2007, the discount for all loans referenced totals approximately $16 million.

As of December 31, 2007 and 2006, one-month LIBOR was 4.60% and 5.32%, respectively. The weighted average interest rate of our consolidated debt was 5.76% and 5.36% as of December 31, 2007 and 2006, respectively.

Except for our Park Place I loan, our debt requires the payment of interest only until maturity. Beginning in January 2010, our Park Place I loan requires monthly principal payments based on a 30-year amortization table.

The aggregate amount of our consolidated debt maturing in the next five years is as follows (in thousands):

2008	$436,260
2009	264,957
2010	100,708
2011	2,361
2012	792,868
Thereafter	3,406,187

$5,003,341

As of December 31, 2007, $1.0 billion of our consolidated debt may be prepaid without penalty, $2.3 billion may be defeased after various lockout periods (as defined in the underlying loan agreements), $0.3 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.4 billion may be prepaid with prepayment penalties or defeased after various lockout periods (as defined in the underlying loan agreements) at our option.

Mortgage Loans

Acquisitions

2007 Activity –

We purchased 24 office properties and 11 development sites in the Blackstone Transaction, of which 8 of the office properties and 3 of the development sites were determined to be non-core assets and were subsequently disposed of.

We secured mortgage financing for the remaining 16 office properties. In connection with these financings, we entered into interest rate cap agreements for the variable rate loans and an interest rate swap agreement for the fixed rate mortgage loans.

The interest rate swap agreement was assigned to each of the three lenders that provided fixed rate mortgages for the EOP Properties in exchange for lower stated interest rates on the underlying debt. The deferred gain on the assignment of the swap agreement was recorded in accumulated other comprehensive (loss) income in the consolidated balance sheet and is being amortized as a reduction of interest expense in the consolidated statement of operations over the life of the swap. The corresponding debt discount was recorded in the consolidated balance sheet as a reduction of the principal amount of the underlying debt and is being amortized as an increase to interest expense in the consolidated statement of operations over the life of the swap.

2006 Activity –

We completed a $121.2 million, interest-only, ten-year mortgage loan for Pacific Center in April 2006. The loan had a fixed rate of 5.76% with a maturity date of May 2016. This loan was assumed by the buyer when the property was disposed of during 2007.

We completed a $33.8 million, interest-only, ten-year mortgage loan for 701 North Brand in September 2006. The loan bears interest at a fixed rate of 5.87% with a maturity date of October 2016. The net proceeds of the loan were used to fund the purchase of this property.

Refinancing

2007 Activity –

We completed a new $550.0 million, ten-year fixed rate interest-only financing on the Wells Fargo Tower in April 2007. This mortgage loan bears interest at a fixed rate of 5.68% and matures in April 2017. The net proceeds from the financing, after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves, were approximately $290 million. The net proceeds were used to fund $175.0 million of the purchase price for the Southern California Equity Office Properties portfolio (“EOP” or the “Blackstone Transaction”) and for general corporate purposes. A loss from early extinguishment of debt of $4.3 million was recorded in 2007 as part of continuing operations in connection with the defeasance of this loan.

We also completed a new $400.0 million, five-year variable rate interest-only refinancing for our KPMG Tower property in September 2007. This mortgage loan bears interest at a variable rate of LIBOR plus 1.60%. We entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%, resulting in an all inclusive rate of 7.16%. As of December 31, 2007, the amount borrowed under this loan is $368.4 million. The remaining $31.6 million is available to be drawn in future periods to pay for tenant improvements, leasing commissions and debt service related to the KPMG Tower.

The net proceeds from the KPMG Tower refinancing, after repayment of the existing $210.0 million mortgage loan and payment of closing costs and loan reserves, were approximately $130 million. The net proceeds were used to repay the outstanding balance on our term loan and for general corporate purposes. A loss from early extinguishment of debt of $8.4 million was recorded as part of continuing operations during 2007 in connection with the refinancing of this loan.

2006 Activity –

We completed an interest-only, ten-year $125.0 million mortgage refinancing for Glendale Center in June 2006. This loan has a fixed rate of 5.82% and matures in August 2016. The net proceeds from this loan were used to repay the existing $80.0 million mortgage and to pay down our previous $450.0 million term loan.

We completed a ten-year, interest-only, fixed rate $458.0 million mortgage refinancing for Gas Company Tower and the World Trade Center garage in August 2006. This loan bears interest at 5.10% and matures in August 2016. The proceeds were used to repay the existing $280.0 million mortgage loans and pay down our previous $450.0 million term loan.

We completed a refinancing for 777 Tower totaling $273.0 million in October 2006. This mortgage loan is an interest-only, seven-year mortgage that bears interest at a fixed rate of 5.84% and matures in November 2013. We used the net proceeds to repay the existing $154.5 million mortgage and pay down our previous $450.0 million term loan.

Repayments and Dispositions

2007 Activity –

We paid down $10.0 million on our City Plaza mortgage loan in October 2007.

We acquired eight office properties and three development sites as part of the Blackstone Transaction in April 2007: Inwood Park, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Lincoln Town Center, Tower 17, 1100 Executive Tower and the Inwood Park, Bixby Ranch and 1100 Executive Tower development sites. We disposed of these properties shortly after their acquisition. A total of $274.0 million of the debt encumbered by these properties was assumed by the buyers upon disposition while $238.9 million was repaid. A loss from early extinguishment of debt totaling $8.6 million was recorded as part of discontinued operations related to these loans.

We disposed of three office properties: Wateridge Plaza, Pacific Center and Regents Square. The mortgage loans related to Pacific Center and Regents Square were assumed by the buyers upon disposal while the Wateridge Plaza loans were repaid upon disposition. A loss from early extinguishment of debt totaling $1.3 million was recorded as part of discontinued operations related to these loans.

We contributed our office property located at 18301 Von Karman in Irvine, California to a joint venture with DH Von Karman Maguire, LLC in October 2007. The mortgage loan related to this property was assumed by the joint venture. A loss from early extinguishment of debt totaling $0.8 million was recorded as part of continuing operations related to this loan.

2006 Activity –

The remaining balances on our previous $450.0 million term loan and revolver totaling $498.0 million were fully repaid in 2006 using the net proceeds received from the refinancing of Glendale Center, Gas Company Tower and 777 Tower and a portion of the proceeds received from the transfer of properties to our joint venture with Macquarie Office Trust.

We contributed our Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Cerritos Corporate Center and Washington Mutual Campus properties to a joint venture with Macquarie Office Trust. The joint venture assumed the existing mortgage loans on these properties totaling $661.3 million.

Corporate Credit Facility

In connection with our acquisition of the EOP properties during 2007, we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility (the “Revolver”).

We used the proceeds from the $400.0 million term loan to fund the Blackstone Transaction. The term loan was fully repaid during 2007 using the net proceeds received from disposition of properties and the refinancing of KPMG Tower. A loss from early extinguishment of debt totaling $6.7 million was recorded in continuing operations during 2007 in connection with the repayment of the term loan.

The Revolver matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points. This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property-owning subsidiaries of our Operating Partnership. As of December 31, 2007 and through the date of this report, we have approximately $119.7 million available to be drawn under our Revolver. Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.

The separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Bridge Mortgage Loan

We obtained a $223.0 million, five-year, interest only bridge mortgage loan to help fund the Blackstone Transaction. This mortgage loan contained no prepayment penalties if repaid within 60 days of closing. We used net proceeds received from the subsequent disposition of certain properties acquired in the Blackstone Transaction to fully repay this loan in 2007. A loss from early extinguishment of debt totaling $1.5 million was recorded in continuing operations during 2007 in connection with the repayment of the bridge loan.

Construction Loans

2007 Activity –

We entered into a $26.8 million variable rate construction loan for our development project at Mission City Corporate Center located in San Diego, California in February 2007. This loan bears interest at LIBOR plus 1.90% and matures in February 2009. As of December 31, 2007, $17.6 million is outstanding under this loan.

We entered into an $88.0 million variable rate construction loan for our development project at the Lantana Media Campus located in Santa Monica, California in June 2007. This loan bears interest at LIBOR plus 1.50% and matures in June 2009. As of December 31, 2007, $40.6 million was outstanding under this loan.

In 2007, we entered into a variable rate construction loan for our development project at 207 Goode located in Glendale, California. This loan bears interest at LIBOR plus 1.80% and matures in May 2010. The first $25.0 million of this loan has been hedged using an interest rate swap agreement that effectively fixes the LIBOR rate at 5.564%.

As of December 31, 2007, the amounts available under the construction loans for our four current development projects total $219.0 million, of which $84.6 million has been drawn, leaving $134.4 million available for future construction funding.

2006 Activity –

We entered into a $240.0 million construction loan for our project at 3161 Michelson located in Irvine, California in September 2006. This loan bore interest at LIBOR plus 2.25% and matures in September 2008, excluding three one-year extensions available to us at our option.

We entered into a $39.7 million construction loan for our development project at the Washington Mutual Irvine campus located in Irvine, California. This loan bears interest at LIBOR plus 1.80% and matures in December 2008, excluding a one-year extension available to us at our option, subject to certain conditions.

We also have a construction loan in place at December 31, 2007 that funded the construction of 3161 Michelson, which was placed in service during the third quarter of 2007. Of the $240.0 million available for this project, we have drawn $210.3 million through December 31, 2007. The remaining $29.7 million is available to be drawn in the future primarily to fund tenant improvements and leasing commissions as we lease space in this building.

Debt Covenants

The terms of the Revolver and 3161 Michelson construction loan include certain restrictions and covenants which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens, and the disposition of assets. The terms also require compliance with financial ratios relating to minimum amounts of tangible net worth (in the case of our 3161 Michelson construction loan), interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we may not make distributions with respect to our common stock or other equity interests in an aggregate amount in excess of the greater of (1) 95% of funds from operations, as defined, or (2) $1.60 per common share, during any four consecutive fiscal quarters, subject to certain other adjustments.

We came to terms with our lender to amend the financial covenants of our 3161 Michelson construction loan, which resulted in an increase in the spread from 2.25% to 2.50% effective September 30, 2007.

We were in compliance with the covenants as of December 31, 2007 for both our Revolver and 3161 Michelson construction loan.

Note 8—Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by Maguire Properties, Inc. In conjunction with the formation of Maguire Properties, Inc., Mr. Maguire, entities controlled by Mr. Maguire, and certain other persons and entities who contributed ownership interests in the Predecessor properties to our Operating Partnership received limited partnership units.

Operating Partnership units have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their Operating Partnership units at any time. At the time of redemption, we have the right to determine whether to redeem the Operating Partnership units for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. As of December 31, 2007 and 2006, the aggregate redemption value of outstanding limited partnership units in our Operating Partnership was approximately $218.3 million and $296.2 million, respectively.

During 2006 and 2005, we issued 587,863 shares and 2,534,255 shares, respectively, of our common stock in exchange for Operating Partnership units redeemed by our limited partners. There were no Operating Partnership units redeemed during 2007. As of December 31, 2007 and 2006, 7,405,916 shares of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.

As of December 31, 2007 and 2006, our limited partners ownership interest in Maguire Properties, L.P. was approximately 13.6% in both years.

Note 9—Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 50.0 million shares of $0.01 par value 7.625% Series A Cumulative Redeemable Preferred Stock, of which 10.0 million shares were outstanding as of December 31, 2007 and 2006.

Our Series A Preferred Stock does not have a stated maturity and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our Series A Preferred Stock will rank senior to our common stock with respect to the payment of distributions. We are not allowed to redeem our Series A Preferred Stock before January 30, 2009, except in limited circumstances to preserve our status as a REIT. On or after January 30, 2009, we may, at our option, redeem our Series A Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus all accumulated and unpaid dividends on such Series A Preferred Stock up to and including the redemption date. Holders of our Series A Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other events. Our Series A Preferred Stock is not convertible into or exchangeable for any other property or securities of our company.

Preferred Units

We own 10.0 million 7.625% Series A Cumulative Preferred Units, representing limited partnership units in our Operating Partnership, the terms of which have essentially the same economic characteristics as the Series A Preferred Stock.

Common Stock

We are authorized to issue up to 100.0 million shares of $0.01 par value common stock, of which 47.2 million and 47.0 million shares were outstanding as of December 31, 2007 and 2006, respectively.

Distributions

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Earnings and profits, which determine the taxability of distributions to stockholders, will differ from the net income or loss reported in our consolidated statements of operations due to these differences.

On December 17, 2007, we declared a dividend to common stockholders, and our Operating Partnership declared a distribution to unit holders, in each case to holders of record as of December 31, 2007, of $0.40 per common share and unit, for the quarter ended December 31, 2007. These dividends and distributions were paid on January 31, 2008. This is equivalent to an annual rate of $1.60 per common share and unit.

We pay cumulative dividends on our Series A Preferred Stock from the date of original issuance in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share. Dividends on our Series A Preferred Stock are payable quarterly in arrears. On December 17, 2007, we declared a dividend to preferred stockholders of record as of December 31, 2007 of $0.4766 per preferred share. This dividend is payable for the quarter ended January 31, 2008 and was paid on January 31, 2008. This is equivalent to an annual rate of $1.9064 per preferred share.

The following table reconciles the dividends declared per common share to the dividends paid per common share during 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Dividends declared per common share	$1.6000	$1.6000	$1.6000
Less: Dividends declared in the current year and paid in the following year	(0.4000)	(0.4000)	(0.4000)
Add: Dividends declared in the prior year and paid in the current year	0.4000	0.4000	0.4000

Dividends paid per common share	$1.6000	$1.6000	$1.6000

The income tax treatment for dividends reportable for our common stock for 2007, 2006 and 2005 is as follows (unaudited):

	Common Stock Distribution Characterization (Per Share)
	For the Year Ended December 31,
	2007		2006		2005
Ordinary income	$—	—	$0.0188	1.18%	$0.0576	3.60%
Capital gain	1.4144	88.40%	0.0140	0.87%	—	—
Return of capital	0.1856	11.60%	1.5672	97.95%	1.5424	96.40%

	$1.6000	100.00%	$1.6000	100.00%	$1.6000	100.00%

The income tax treatment for dividends of our Series A Preferred Stock for 2007, 2006 and 2005 is as follows (unaudited):

	Series A Preferred Dividend Characterization (Per Share)
	For the Year Ended December 31,
	2007		2006		2005
Ordinary income	$—	—	$1.0900	57.18%	$1.9064	100.00%
Capital gain	1.9064	100.00%	0.8164	42.82%	—	—
Return of capital	—	—	—	—	—	—

	$1.9064	100.00%	$1.9064	100.00%	$1.9064	100.00%

Comprehensive (Loss) Income

The changes in the components of other comprehensive (loss) income are as follows (in thousands, net of minority interests):

	For the Year Ended December 31,
	2007	2006	2005
Net income (loss)	$19,319	$70,326	$(23,818)
Interest rate swaps assigned to lenders
Unrealized holding gains	12,734	7,577	—
Reclassification adjustment for realized gains included in net income (loss)	(6,573)	(368)	—

	6,161	7,209	—

Interest rate swaps
Unrealized holding (losses) gains	(30,583)	(40)	32
Reclassification adjustment for realized gains included in net income (loss)	(152)	(4,951)	(3,105)

	(30,735)	(4,991)	(3,073)

Interest rate caps
Unrealized holding losses	(106)	(35)	(85)
Reclassification adjustment for realized losses included in net income (loss)	153	71	—

	47	36	(85)

	$(5,208)	$72,580	$(26,976)

The components of accumulated other comprehensive (loss) income are as follows (in thousands, net of minority interests):

	December 31, 2007	December 31, 2006
Deferred gain on assignment of interest rate swap agreements, net	$13,370	$7,209
Interest rate caps	83	36
Interest rate swaps	(30,494)	241

	$(17,041)	$7,486

Note 10—Share-Based Payments

In June 2007, our stockholders approved the Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”), which amended and restated in its entirety our previous plan, the Amended and Restated 2003 Incentive Award Plan. The number of shares of common stock available for grant under the Incentive Award Plan is subject to an aggregate limit of 6,050,000 shares. The Incentive Award Plan expires on November 12, 2012, except as to any grants then outstanding.

Under the Incentive Award Plan, we have the ability to grant nonqualified stock options, incentive stock options, restricted stock, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to the Operating Partnership and MP Services (and their respective subsidiaries). Generally, awards vest and become exercisable contingent upon the grantee’s continued employment with us. Nonqualified stock options are granted at not less than 100% of the fair market value of our common stock on the date of grant, expire no later than ten years from the date of grant and vest on a schedule determined by the Compensation Committee of the board of directors, generally during a period of three years from the date of grant. Restricted stock grants are generally accompanied by dividend equivalent rights and generally vest over a period of three to five years from the date of grant for time-based grants or contingent upon the attainment of performance criteria outlined in the grant within five years from grant date for performance-based grants.

Stock Options

The following table summarizes the number and weighted average exercise prices of our stock option grants:

	Number	Weighted Average Exercise Price
Options outstanding at December 31, 2004	550,000	$19.20
Granted	27,500	27.94
Exercised	—	—
Forfeited	—	—

Options outstanding at December 31, 2005	577,500	19.61
Granted	25,000	34.51
Exercised	(295,400)	19.00
Forfeited	—	—

Options outstanding at December 31, 2006	307,100	21.41
Granted	32,500	34.08
Exercised	(207,100)	19.00
Forfeited	(23,333)	34.02

Options outstanding at December 31, 2007	109,167	$27.07

Options exercisable as of December 31, 2007	71,667	$24.16

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2007 and 2006 was $3.5 million and $4.6 million, respectively. At December 31, 2007, the total intrinsic value of options outstanding was $0.5 million, with an average remaining life of 6.1 years. At December 31, 2007, the total intrinsic value of options exercisable was $0.4 million, with an average remaining life of 4.6 years.

We received cash proceeds from stock options exercised during 2007 and 2006 totaling $3.9 million and $5.6 million, respectively.

Restricted Stock

The following table summarizes the number and weighted average grant date fair value of our unvested restricted stock grants:

	Number	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2004	358,745	$20.81
Granted during 2005	29,816	23.97
Vested	(120,365)	21.24
Forfeited	(880)	23.88

Unvested restricted stock at December 31, 2005	267,316	20.97
Granted during 2006	443,401	34.48
Vested	(140,414)	28.99
Forfeited	(163,126)	19.38

Unvested restricted stock at December 31, 2006	407,177	33.56
Granted during 2007	25,614	37.88
Vested	(92,670)	31.78
Forfeited	(6,023)	36.27

Unvested restricted stock at December 31, 2007	334,098	$34.34

Executive Equity Plan

Effective April 1, 2005, our board of directors adopted a five-year compensation program for senior management. The program, which measures our performance over a 60-month period (unless full vesting of the program occurs earlier) commencing April 1, 2005, provides for awards to be earned if we attain certain performance measures based on annualized total stockholder returns on an absolute and relative basis.

The amount payable for the absolute component of the senior management awards is based upon the amount by which the annualized total stockholder return over the period exceeds 9%. The amount payable for the relative component requires us to obtain an annualized total stockholder return that is above the greater of an annualized total stockholder return of 9% or the NAREIT Office Index during the same period. Management will receive a total award in an amount between 2.5% and 10% of the excess return over a base of $23.91 per share.

The awards are to be settled in our common stock, or at our option, in cash; however it is our intent to settle with stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of the awards exceed $50.0 million. As of December 31, 2007, 77.5% of the award has been allocated to participants. We are accounting for the awards as equity classified awards under SFAS 123(R). The aggregate fair value of the awards at the date of the grant was approximately $1.7 million, $5.3 million and $3.8 million for 2007, 2006 and 2005, respectively (obtained by a third party appraisal using the Monte Carlo Simulation Method), which will be recorded as compensation expense, on a straight-line basis, over the derived requisite service period ranging from 2- 1/2 to 5 years. For the years ended December 31, 2007, 2006 and 2005, compensation cost recognized in the consolidated statements of operations related to the cost of this plan was $2.0 million and $1.4 million and $1.0 million, respectively.

Performance Award Agreement for Mr. Maguire

On August 1, 2006, we entered into a definitive agreement with Robert F. Maguire III, our chairman and chief executive officer, pursuant to which Mr. Maguire was granted a performance award (“Performance Award”) under our Incentive Award Plan. The Performance Award represents an incentive bonus that will become vested and earned based upon Mr. Maguire’s continued employment as our chief executive officer and the achievement of specified performance goals tied to our total stockholder return.

More specifically, the Performance Award will vest as follows:

•

If Mr. Maguire remains continuously employed as our chief executive officer until July 13, 2010 and we achieve a compound annual total stockholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on July 13, 2010, then the Performance Award will vest as of July 13, 2010 in an amount equal to 10% of our excess stockholder value created during that period; or

•

If (i) a change of control, as determined under the agreement, occurs prior to July 13, 2010 and Mr. Maguire has remained continuously employed as our chief executive officer until the date of such change of control and (ii) our company achieves a compound annual total stockholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on the date of such change of control, then the Performance Award will vest as of the date of such change of control in an amount equal to 10% of our excess stockholder value created during that period.

The vested Performance Award will be paid in shares of our common stock (subject to the limits in the Incentive Award Plan) or, at our option, in cash, at the end of the performance period. We intend to settle this award in our common stock. In no event will the number of shares of common stock issued pursuant to the Performance Award exceed 1,400,000 shares, and the dollar value of the Performance Award will not exceed the product of (i) 1,400,000 shares of our common stock (subject to adjustment as provided by the Incentive Award Plan) and (ii) the fair market value of our common stock on the date the Performance Award becomes vested. The aggregate fair value of the Performance Award at the date of grant was estimated to be approximately $10.9 million. The Performance Award has been accounted for in accordance with SFAS 123(R). For the years ended December 31, 2007 and 2006, we recognized $2.7 million and $1.3 million, respectively, of compensation cost related to the Performance Award.

Note 11—Earnings per Share

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

A reconciliation of earnings per share is as follows (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2007	2006	2005
Income (Numerator)
Net income (loss)	$19,319	$70,326	$(23,818)
Preferred stock dividends	(19,064)	(19,064)	(19,064)

Income (loss) available to common stockholders	$255	$51,262	$(42,882)

Shares (Denominator)
Weighted average number of common shares outstanding (basic)	46,750,597	46,257,573	43,513,810

Effect of dilutive securities:
Contingently issuable shares	—	470,891	—
Nonvested stock	18,828	74,972	—
Nonqualified stock options	63,577	127,997	—

Weighted average number of common and common equivalent shares (diluted)	46,833,002	46,931,433	43,513,810

Basic earnings per share	$0.01	$1.11	$(0.99)

Diluted earnings per share	$0.01	$1.09	$(0.99)

In 2007, 227,000 shares of nonvested stock and nonqualified stock options totaling 32,000 shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive. In 2005, nonqualified stock options totaling 578,000 shares and 267,000 shares of nonvested stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Note 12—Discontinued Operations

A summary of property dispositions is as follows (amounts in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Year	Debt Repaid or Assumed by Buyer at Disposition	Gain on Disposition	Loss from Early Extinguishment

Properties Acquired and Disposed of: (1)

Blackstone properties:
Inwood Park	Irvine, CA	157,000	2007	$(39.6)	None	$(1.2)
1201 Dove Street	Newport Beach, CA	78,000	2007	(21.4)	None	(0.6)
Fairchild Corporate Center	Irvine, CA	105,000	2007	(29.2)	None	(0.9)
Redstone Plaza	Newport Beach, CA	168,000	2007	(49.7)	None	(1.5)
Bixby Ranch	Seal Beach, CA	295,000	2007	(82.6)	None	(2.4)
Lincoln Town Center	Orange, CA	215,000	2007	(71.4)	None	(0.5)
Tower 17	Irvine, CA	231,000	2007	(92.0)	None	(0.6)
1100 Executive Tower	Orange, CA	367,000	2007	(127.0)	None	(0.9)

		1,616,000		$(512.9)		$(8.6)

CommonWealth properties:
Austin Research Park I and II	Austin, TX	272,000	2005	$(42.0)	None	$(0.5)
One Renaissance Square	Phoenix, AZ	492,000	2005	(103.6)	None	(0.2)

		764,000		$(145.6)		$(0.7)

Properties Disposed of:
Wateridge Plaza	San Diego, CA	268,000	2007	$(62.9)	$33.9	$(0.4)
Pacific Center	Mission Valley, CA	439,000	2007	(121.2)	47.4	(0.8)
Regents Square	La Jolla, CA	312,000	2007	(103.6)	114.1	(0.1)

		1,019,000		$(287.7)	$195.4	$(1.3)

(1)	We also disposed of three development sites acquired in the Blackstone Transaction: Inwood Park, Bixby Ranch and 1100 Executive Tower.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for Wateridge Plaza, Pacific Center and Regents Square are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

The results of the Blackstone Transaction office properties are included in the consolidated statements of operations as discontinued operations from April 24, 2007, the date these properties were acquired. The results of Austin Research Park I and II and One Renaissance Square are also included in the consolidated statements of operations as discontinued operations from March 15, 2005, the date these properties were acquired as part of the CommonWealth portfolio acquisition. No gain or loss on the disposal of these properties was recorded in the consolidated statements of operations since the purchase price allocated to these properties at the date of acquisition equals the value recorded upon disposal.

The results of discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Revenue:
Rental	$21,093	$26,388	$15,774
Tenant reimbursements	2,593	3,570	2,334
Parking	681	562	495
Other	137	283	87

Total revenue	24,504	30,803	18,690

Expenses:
Rental property operating and maintenance	6,274	7,067	4,652
Real estate taxes	2,772	3,445	2,073
Parking	148	131	214
Depreciation and amortization	6,859	14,916	9,921
Interest	13,614	15,251	9,946
Loss from early extinguishment of debt	9,882	—	672

Total expenses	39,549	40,810	27,478

Loss from discontinued operations before gain on sale of real estate and minority interests	(15,045)	(10,007)	(8,788)
Gain on sale of real estate	195,387	—	—
Minority interests allocated to discontinued operations	(24,461)	1,377	1,589

Income (loss) from discontinued operations	$155,881	$(8,630)	$(7,199)

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of. No interest expense associated with our term loans or the Revolver has been allocated to discontinued operations.

Note 13—Income Taxes

In 2003, we elected REIT status and believe that we have always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Code. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. We may also be subject to certain state or local income taxes, or franchise taxes, on our REIT activities.

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. In 2007, we recorded a tax provision of approximately $0.9 million, which is included in other expense in our consolidated statements of operations. There was no income tax provision or benefit during 2006 or 2005.

Note 14—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable rate debt by entering into interest rate swap and cap agreements. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow or fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The net loss on derivative financial instruments reclassified from accumulated other comprehensive (loss) to our consolidated statements of operations was $6.4 million, $6.1 million and $3.8 million during 2007, 2006 and 2005, respectively. As of December 31, 2007, $19.7 million of unrealized losses ($17.0 million net of minority interests) and as of December 31, 2006, $8.7 million of unrealized losses ($7.5 million net of minority interests) related to derivative instruments have been recorded in accumulated other comprehensive (loss).

Interest Rate Swaps

As of December 31, 2007, we held an interest rate swap with a notional amount of $425.0 million, which was equal to the exposure hedged. We also held a forward-starting interest rate swap with a notional amount of $88.0 million. We held no interest rate swaps as of December 31, 2006.

Prior to 2005, we settled certain interest rate swap agreements at a gain. These gains were deferred and are being amortized in the consolidated statements of operations as a reduction of interest expense over the terms of the underlying loans. During 2007, 2006 and 2005, we recognized $0.3 million, $5.8 million and $3.8 million, respectively, in the consolidated statements of operations related to these agreements. As of December 31, 2007, there are no unrecognized gains deferred in accumulated other comprehensive (loss) related to settled contracts.

Interest Rate Caps

As of December 31, 2007 and 2006, we held interest rate caps with notional amounts totaling $599.6 million and $242.9 million, respectively.

Interest Rate Swaps Assigned to Lenders

During 2007 and 2006, we assigned certain interest rate swap agreements to our lenders in exchange for lower stated interest rates on the underlying debt. Deferred gains on the assignment of the swap agreements totaling $14.7 million and $8.8 million in 2007 and 2006, respectively, were recorded in accumulated other comprehensive (loss) income in the consolidated balance sheets at the time of assignment. The deferred gains recorded during 2007 relate to loans maturing in 2017, while the deferred gain recorded in 2006, relate to a loan that matures in 2013.

These deferred gains are being amortized over the life of the swaps as a reduction of interest expense. The corresponding debt discounts were recorded in the consolidated balance sheets as a reduction of the principal amount of the underlying debt and are being amortized as an increase to interest expense in the consolidated statements of operations over the life of the swaps. The deferred gains recognized during 2007 and 2006 were $7.6 million and $0.4 million, respectively. These were mostly offset by the amortization of the related debt discounts as interest expense.

Fair Value of Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable, dividends and distributions payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other secured loans is $5,195.8 million (compared to a carrying amount of $5,003.3 million) as of December 31, 2007 and $2,728.3 million (compared to a carrying value of $2,794.3 million) as of December 31, 2006. We calculated the fair value of our mortgage and other secured loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

The estimated fair value of derivative financial instruments included in our consolidated balance sheets is as follows (in thousands):

	December 31, 2007	December 31, 2006
Deferred loan costs, net	$—	$110
Other assets	—	231
Accounts payable and other liabilities	35,363	—

The estimated fair value of derivative financial instruments is based on dealer quotes and reflects the amount that we would receive or pay upon termination as of December 31, 2007 or 2006, respectively.

Note 15—Related Party Transactions

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

A summary of our transactions and balances with Mr. Maguire is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Management and development fees and leasing commissions	$2,352	$3,359	$2,898
Rent expense	702	316	—

	December 31, 2007	December 31, 2006
Accounts receivable	$202	$663

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statements of operations. Balances due from Mr. Maguire are included in due from affiliates and balances due to him are included in accounts payable and other liabilities in the consolidated balance sheets. Mr. Maguire’s balances were current as of December 31, 2007 and 2006.

In 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate a “right of first offer” agreement with respect to a 1.4 million square foot office, hotel and retail property located in the Dallas/Fort Worth, Texas area (“Solana”), and a 322 acre Solana land parcel also owned by Mr. Maguire. We continue to be compensated for asset management and leasing services for these properties. Mr. Maguire voluntarily paid us $0.7 million to reimburse us for costs incurred in connection with the waivers and right of first offer termination.

We have entered into a tax indemnification agreement with Mr. Maguire. Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the

Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement are met. We have agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties are sold during the lock-out period. The lock-out period does not apply if a property is disposed of in a nontaxable transaction (i.e., §1031 exchange). In connection with the tax indemnification agreement, certain mortgage loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries. Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Predecessor have guaranteed a portion of our mortgage loans. As of December 31, 2007, $591.8 million of our debt is subject to such guarantees.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees, and leasing commissions from our joint venture with Macquarie Office Trust.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Management and development fees and leasing commissions	$6,669	$4,509	$—

	December 31, 2007	December 31, 2006
Accounts receivable	$1,538	$7,554
Accounts payable	(80)	(827)

	$1,458	$6,727

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations. Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets. The joint venture’s balances were current as of December 31, 2007 and 2006.

The balances due from the joint venture as of December 31, 2007 represent fees earned from the joint venture, including leasing commissions, and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the joint venture. The balances due from the joint venture as of December 31, 2006 primarily represent funds advanced to the contributed properties to satisfy our pre-closing obligations as they came due in accordance with the contribution agreements and, to a lesser extent, reimbursements for routine management expenses under our property management agreements with the joint venture.

Note 16—Employee Benefit Plan

Our full-time employees who have completed one year of service are eligible to participate in a 401(k) savings plan sponsored by Maguire Properties, L.P., which is a funded defined contribution plan that satisfies ERISA requirements. We make employer nondiscretionary matching contributions as well as discretionary profit sharing contributions, if any, in cash. The plan allows employees to allocate their voluntary contributions and employer matching and profit sharing contributions to a variety of investment funds. Our 401(k) plan does not have a fund that invests directly in Maguire Properties, Inc. common or preferred stock. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year. During 2007, 2006 and 2005, we contributed $0.6 million, $0.3 million and $0.3 million, respectively, to the 401(k) plan.

Note 17—Rental Revenue

Our properties are leased to tenants under net operating leases with initial expiration dates ranging from 2008 to 2025. The future minimum lease payments to be received from tenants (excluding tenant reimbursements) as of December 31, 2007 are as follows (in thousands):

Minimum Future Rental Revenue
2008	$310,089
2009	301,582
2010	267,714
2011	220,235
2012	169,158
Thereafter	611,786

$1,880,564

Our rental revenue in continuing operations was increased by straight-line rent adjustments totaling $12.1 million, $7.4 million and $13.2 million in 2007, 2006 and 2005, respectively, while rental revenue in discontinued operations increased by $0.3 million and $0.4 million in 2007 and 2005, respectively. Rental revenue in discontinued operations for 2006 was reduced by $0.4 million from straight-line amortization.

Additionally, the net impact of the amortization of acquired above and below market leases increased our rental revenue in continuing operations by $29.0 million, $6.6 million and $7.0 million for 2007, 2006 and 2005, respectively. Rental income in discontinued operations benefited from amortization of acquired above and below market leases by $0.6 million, $1.1 million and $0.9 million in 2007, 2006 and 2005, respectively.

Note 18—Commitments and Contingencies

Capital Leases

We enter into capital lease agreements for various equipment used in the normal course of business. These leases have expiration dates from 2008 to 2012.

The future minimum obligation under our capital leases as of December 31, 2007 is as follows (in thousands):

Minimum Obligation
2008	$2,582
2009	1,467
2010	1,040
2011	433
2012	183
Thereafter	—

5,705
Less: interest	(473)

$5,232

The following amounts have been capitalized as part of building and improvements in the consolidated balance sheets related to equipment acquired through capital leases (in thousands):

	December 31, 2007	December 31, 2006
Gross amount	$12,199	$11,214
Accumulated depreciation	(8,882)	(6,929)

Net amount	$3,317	$4,285

Ground and Air Space Leases

Two of the properties acquired as part of the Blackstone Transaction are subject to ground lease obligations: Two California Plaza and Brea Corporate Place. The ground lease for Two California Plaza expires in 2082 while the ground lease for Brea Corporate Place expires in 2083. Ground lease expense for 2007 and 2005 totaled $3.7 million and $2.1 million, respectively, and is reported as part of other expense in the consolidated statements of operations. We had no ground lease expense during 2006 because we contributed One California Plaza to our joint venture with Macquarie Office Trust in late 2005.

We have an air space lease at Plaza Las Fuentes and the Westin® Pasadena Hotel that expires in 2017, with options to renew for three additional ten-year periods and an option to purchase the air space. Air space lease expense for 2007, 2006 and 2005 totaled $0.5 million in each year and is reported as part of other expense in the consolidated statements of operations.

Our ground and air space leases require us to pay minimum fixed rental amounts, are subject to scheduled rent adjustments and include formulas for variable contingent rents. The ground lease for Two California Plaza is subject to rent adjustments every ten years beginning September 2013 and continuing through expiration. The lease for Brea Corporate Place is subject to rent adjustments on varying anniversary and reappraisal dates. The future minimum obligation under our ground and air space leases, excluding any contingent rents, as of December 31, 2007 is as follows (in thousands):

Minimum Obligation
2008	$3,305
2009	3,305
2010	3,305
2011	3,305
2012	3,305
Thereafter	375,611

$392,136

Operating Lease

We have a full-service, ten-year operating lease for our corporate offices at 1733 Ocean Avenue, a property beneficially owned by Robert F. Maguire III, our chairman and chief executive officer, which commenced in July 2006 and expires in 2014. The lease is for 17,207 square feet of rentable area on the fourth floor. The lease had an initial annual stated rent of $929,178 and an effective initial annual rent of $680,245, after accounting for priority cash flow participation for the amount of $248,933 for the first lease year in our favor. The priority cash flow participation is a rent credit that effectively decreases our net rent to rates comparable to rates in downtown Los Angeles that went into effect upon lease commencement. It increases at the rate of three percent (3%) per annum on each anniversary of the lease commencement date throughout the initial lease term.

In addition to our direct lease, we entered into a sublease agreement with Rand Corporation for the second and third floors at 1733 Ocean Avenue to provide for additional space for our corporate offices. The sublease is for 10,232 square feet of rentable area located on the second floor which commenced in August 2006 and for 5,344 square feet of rentable area located on the third floor which commenced in April 2006. Both subleases expire in 2014.

The future minimum obligation under these leases as of December 31, 2007 is as follows (in thousands):

Minimum Obligation
2008	$1,487
2009	1,528
2010	1,571
2011	1,609
2012	1,658
Thereafter	4,208

$12,061

Rent expense related to our direct lease totaled $0.7 million and $0.3 million for 2007 and 2006, respectively, while rent expense related to our sublease with Rand Corporation totaled $0.8 million and $0.3 million for 2007 and 2006, respectively.

Parking Easement

In connection with the sale of the 808 Garage, we entered into an amended and restated parking easement with the buyer of the garage, which expires in 2011. The buyer is obligated to provide a specified number of monthly spaces, which decrease over the term of the easement, for use by tenants of Gas Company and US Bank Towers in exchange for monthly payments as consideration for both the parking spaces and a pro rata share of the operating expenses of the garage.

The future minimum obligation under the parking easement as of December 31, 2007 is as follows (in thousands):

Minimum Obligation
2008	$1,516
2009	1,515
2010	1,416
2011	1,233
2012	—
Thereafter	—

$5,680

Expense related to the parking easement totaled $1.5 million and $1.4 million in 2007 and 2006, respectively, and is recorded as part of parking expense in the consolidated statements of operations.

Joint Venture Obligations

Master Leases –

In connection with the contribution of 18301 Von Karman to a joint venture in 2007, we entered into a master lease with DH Von Karman SPE, LLC. We have the option to terminate this lease in the event that we sublease the space to a tenant or tenants for an equal amount of rent. During 2007, we paid DH Von Karman SPE, LLC $0.3 million related to this lease. As of December 31, 2007, our remaining commitment under this lease totals $1.6 million. This lease expires in October 2008.

During 2006, we had a master lease with Macquarie Office Trust related to properties we contributed to our joint venture with them. During 2006, we paid $5.0 million related to this lease, and we had no further obligations under this lease as of December 31, 2006.

During 2005, we entered into master leases with the purchasers of Austin Research Park I and II and One Renaissance Square. During 2007, 2006 and 2005, we paid $0.4 million, $1.5 million and $0.8 million, respectively, related to these leases, and we had no further obligations under these leases as of December 31, 2007.

Tenant Improvements –

In connection with the joint venture contribution agreements with Macquarie Office Trust for One California Plaza, Wells Fargo Center (Denver) and San Diego Tech Center, we agreed to fund $15.7 million of future tenant lease obligations, including tenant improvement allowances and leasing commissions. During 2007 and 2006, we paid $4.3 million and $7.8 million, respectively, related to this obligation. As of December 31, 2007, we have a liability of $3.6 million related to this obligation.

Contingent Consideration –

We are obligated to refund $7.5 million of the purchase price to Macquarie Office Trust if the five properties we contributed to our joint venture do not meet certain pre-defined annual income targets for the three year period ended January 5, 2009. Since the five properties did not meet the annual income targets during 2007 and 2006, we paid $3.2 million and $2.3 million, respectively, to Macquarie Office Trust to cover the shortfalls. As of December 31, 2007, we have $2.0 million recorded for this obligation.

Loan Guarantee –

Maguire Properties, L.P. is the guarantor on the mortgage loan secured by Cerritos Corporate Center through January 4, 2009.

Capital Commitments

As of December 31, 2007, we had $65.5 million in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures. In addition, we had $66.3 million in capital commitments related to development projects under construction as of December 31, 2007.

Tenant Concentration

We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. Our credit risk is mitigated by the high quality of our existing tenant base, review of prospective tenants’ risk profiles prior to lease execution, and frequent monitoring of our tenant portfolio to identify problem tenants. However, since we have a significant concentration of rental revenue from certain tenants, the inability of those tenants to make their lease payments could have a material adverse effect on our results of operations, cash flow or financial condition.

Rental and tenant reimbursements revenue from our four largest tenants accounted for approximately 16%, 21% and 17% in 2007, 2006 and 2005, respectively. No individual tenant accounted for 10% or more of our total rental and tenant reimbursements revenue during 2007 and 2005. During 2006, one tenant accounted for approximately 11% of our rental and tenant reimbursements revenue.

Insurance

We carry commercial liability, fire, extended coverage, earthquake, terrorism, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire, or entities controlled by him. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of coverage and industry practice and that the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses, such as loss from riots. In addition, we carry earthquake insurance on our properties located in seismically-active areas and terrorism insurance on all of our properties, in each case in an amount and with deductibles which management believes are commercially reasonable. All of the properties in our portfolio are located in areas known to be seismically active, except for one joint venture property located in Denver, Colorado.

Hotel Management Agreement

In 2002, we entered into a hotel management agreement with Westin® Management Company West (“Westin®”) to operate the Westin® Pasadena Hotel. This agreement has a 15 year term and calls for base management fees of 3.0% of gross operating revenue and incentive management fees, if applicable, as defined in the agreement. Additionally, we received a $3.5 million payment from Westin® at the inception of agreement, which we are amortizing as a reduction of management fee income over a 10-year period. Any unamortized amount is refundable to Westin® in the event that the management agreement is terminated prior to its expiration.

Litigation

We are involved in various litigation and other legal matters, including tort claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially arise upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.

Note 19—Recent Accounting Pronouncements

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109. FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The adoption of FIN 48 on January 1, 2007 did not have a material impact on our results of operations, financial position or cash flow.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit)

assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. SFAS No. 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations or financial position.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Maguire as of January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

SFAS No. 141R

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired. SFAS No. 141R also expands required disclosure to improve financial statement users’ the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

SFAS No. 160

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment to ARB No. 51 (“SFAS No. 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our results of operations and financial condition.

Note 20—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share amounts)
Year Ended December 31, 2007
Revenue from continuing operations (1)	$97,917	$141,760	$152,926	$155,432
Loss from continuing operations	(5,864)	(39,965)	(51,185)	(39,548)
(Loss) income from discontinued operations	(1,957)	20,301	137,685	(148)
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net (loss) income available to common stockholders	(12,587)	(24,430)	81,734	(44,462)

Net (loss) income available to common stockholders—basic	$(0.27)	$(0.52)	$1.74	$(0.95)
Weighted average number of common shares outstanding	46,578,064	46,678,583	46,870,588	46,870,622

Net (loss) income available to common stockholders—diluted	$(0.27)	$(0.52)	$1.74	$(0.95)
Weighted average number of common and common equivalent shares outstanding	46,578,064	46,678,583	46,893,916	46,870,622

Distributions declared per common share	$0.40	$0.40	$0.40	$0.40
Common stock market price:
High	$44.69	$38.08	$36.00	$30.73
Low	34.81	33.26	21.95	23.84

Year Ended December 31, 2006
Revenue from continuing operations (2)	$102,969	$101,674	$105,600	$121,159
Income (loss) from continuing operations	90,321	(6,927)	(2,627)	(1,811)
Loss from discontinued operations	(758)	(2,829)	(2,850)	(2,193)
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net income (loss) available to common stockholders	$84,797	(14,522)	(10,243)	(8,770)

Net income (loss) available to common stockholders—basic	$1.85	$(0.31)	$(0.22)	$(0.19)
Weighted average number of common shares outstanding	45,723,233	46,156,438	46,565,959	46,572,219

Net income (loss) available to common stockholders—diluted	$1.84	$(0.31)	$(0.22)	$(0.19)
Weighted average number of common and common equivalent shares outstanding	46,054,880	46,156,438	46,565,959	46,572,219

Distributions declared per common share	$0.40	$0.40	$0.40	$0.40
Common stock market price:
High	$36.60	$36.47	$41.53	$44.12
Low	30.15	30.98	34.70	39.32

(1)	During the second quarter of 2007, we purchased 24 office properties and development sites from Blackstone Real Estate Advisors for $2.875 billion. The consolidated statements of operations include the results of operations for these properties commencing with the date of acquisition, April 24, 2007.
(2)	Total revenue for fourth quarter 2006 includes a lease termination fee of $20.3 million.

Our quarterly financial information has been reclassified to reflect the disposition of Wateridge Plaza, Pacific Center and Regents Square during the second and third quarters of 2007, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for the periods ended March 31, June 30, September 30 and December 31, 2006, and March 31 and June 30, 2007 will not agree to those previously reported in our Quarterly Reports on Form 10-Q for those periods.

Note 21—Investments in Real Estate

The following is information related to our investments in real estate as of December 31, 2007 (in thousands):

		Initial Cost (1)		Costs Capitalized Subsequent to Acquisition				Total Costs
	Encum- brances	Land, Acquired Ground Lease and Land Held for Devel- opment and Disposition	Building & Improve- ments	Carrying Costs			Improve- ments	Land, Acquired Ground Lease and Land Held for Devel- opment and Disposition	Building & Improve- ments(2)	Total	Accu- mulated Depre- ciation(2)	Year Acquired (a) or Con- structed(c)(1)
Office Properties:

Los Angeles, CA
Wells Fargo Tower	$550,000	$4,073	$—	$	**		$310,686	$33,795	$280,951	$314,746	$(62,225)	1982	(c)
333 S. Grand Avenue
Two California Plaza(5)	470,000	57,564	522,055		—		615	57,564	522,670	580,234	(10,905)	2007	(a)
350 S. Grand Avenue
Gas Company Tower	458,000	39,337	24,668		54,464		267,804	65,572	320,703	386,275	(75,139)	1991	(c)
525-555 W. Fifth Street
777 Tower	273,000	34,864	251,556		—		13,611	34,864	265,167	300,031	(25,520)	2005	(a)
777 S. Figueroa Street
US Bank Tower(3)	260,000	21,233	—		38,122		268,994	41,183	287,166	328,349	(45,815)	1989	(c)
633 W. Fifth Street
KPMG Tower(3)	368,370	4,666	—		*	*	212,500	15,386	201,792	217,178	(59,564)	1983	(c)
355 S. Grand Avenue
550 S. Hope Street	200,000	33,028	182,342		—		680	33,028	183,022	216,050	(3,977)	2007	(a)

Santa Monica, CA
Lantana Media Campus	98,000	24,732	82,768		—		9,132	24,732	91,900	116,632	(8,810)	2004	(a)
2900/3000 W. Olympic Boulevard
3003 Exposition Boulevard

Glendale, CA
Glendale Center	125,000	12,596	22,882		—		60,466	12,596	83,348	95,944	(14,497)	1995	(a)
611 N. Brand Boulevard
801 N. Brand Boulevard	75,540	9,465	83,796		—		2,350	9,465	86,146	95,611	(7,800)	2005	(a)
701 N. Brand Boulevard	33,750	5,031	35,849		—		547	5,031	36,396	41,427	(1,600)	2006	(a)
700 N. Central Avenue	27,460	3,341	31,952		—		3,364	3,341	35,316	38,657	(3,279)	2005	(a)

Pasadena, CA
Plaza Las Fuentes(4)	—	—	—		5,654		122,935	—	128,589	128,589	(56,227)	1989	(c)
99/111/135 N. Los Robles Avenue

Irvine, CA
Park Place I	170,000	32,923	199,296		—		9,536	32,923	208,832	241,755	(33,099)	2004	(a)
3333 Michelson Drive
3337/3345/3347/3349/3351 Michelson Drive
3353/3355 Michelson Drive
Park Place II	100,000	15,706	107,434		—		3,929	15,706	111,363	127,069	(11,882)	2004	(a)
3121 Michelson Drive
2957/2961-2963/2967/2981-2983 Michelson Drive
2991/3021-3041/3309/3101/3323 Michelson Drive

		Initial Cost (1)		Costs Capitalized Subsequent to Acquisition		Total Costs
	Encum- brances	Land, Acquired Ground Lease and Land Held for Devel- opment and Disposition	Building & Improve- ments	Carrying Costs	Improve- ments	Land, Acquired Ground Lease and Land Held for Devel- opment and Disposition	Building & Improve- ments(2)	Total	Accu- mulated Depre- ciation(2)	Year Acquired (a) or Con- structed(c)(1)
Office Properties:
3161 Michelson Drive	$210,325	$15,400	$205,998	$—	$9,367	$15,400	$215,365	$230,765	$(2,543)	2007	(c)
2600 Michelson Drive	110,000	23,237	75,257	—	385	23,237	75,642	98,879	(2,094)	2007	(a)
1920 Main Plaza	80,875	22,490	107,494	—	75	22,490	107,568	130,058	(2,654)	2007	(a)
1910/1920/1970/2000 Main Street
2010 Main Plaza	79,803	20,726	107,465	—	166	20,726	107,631	128,357	(2,466)	2007	(a)
2010 Main Street
18581 Teller Avenue	20,000	6,312	12,734	—	7	6,312	12,741	19,053	(436)	2007	(a)

Santa Ana, CA
Griffin Towers	200,000	35,792	147,746	—	20	35,792	147,766	183,558	(3,585)	2007	(a)
5/6 Hutton Centre Drive

Costa Mesa, CA
Pacific Arts Plaza(4)	270,000	30,765	239,914	—	14,096	30,765	254,010	284,775	(21,442)	2005	(a)
601/611/633/655/675 Anton Boulevard
3180/3199/3200/3210 Park Center Drive
3200 Bristol Street
3201 Avenue of the Arts

Orange, CA
The City—3800 Chapman	44,370	10,068	32,892	—	2	10,068	32,894	42,962	(936)	2007	(a)
3800 West Chapman
City Parkway	97,750	27,865	111,708	—	22	27,865	111,730	139,595	(2,830)	2007	(a)
500/505/600 City Parkway West
4050 W. Metropolitan	—	3,500	—	—	1	3,500	1	3,501
City Tower	140,000	23,984	114,872	—	642	23,984	115,514	139,498	(2,848)	2007	(a)
333 City Boulevard West
City Plaza	101,000	21,919	87,191	—	207	21,919	87,398	109,317	(2,284)	2007	(a)
One City Boulevard West
500 Orange Tower	110,000	20,086	63,318	—	128	20,086	63,446	83,532	(2,013)	2007	(a)
450/500 N. State College Boulevard

Anaheim, CA
Stadium Towers	100,000	16,656	71,031	—	98	16,656	71,129	87,785	(1,898)	2007	(a)
2400 E. Katella Avenue

Brea, CA
Brea Corporate Place(5)	70,468	(1,763)	78,823	—	62	(1,763)	78,885	77,122	(2,027)	2007	(a)
135/145 S. State College Boulevard
Brea Financial Commons	38,532	9,896	26,181	—	175	9,896	26,356	36,252	(771)	2007	(a)
100/120/140 S. State College Boulevard
130 State College	—	1,590	8,430	—	—	1,590	8,430	10,020	(194)	2007	(a)
130 S. State College Boulevard

San Diego, CA
Mission City Center	52,000	7,362	43,900	—	2,189	7,362	46,089	53,451	(4,977)	2005	(a)
2355/2365/2375 Northside Drive

Total office properties	4,934,243	594,444	3,079,552	98,240	1,314,791	681,072	4,405,955	5,087,027	(476,337)

		Initial Cost (1)		Costs Capitalized Subsequent to Acquisition		Total Costs
	Encum- brances	Land, Acquired Ground Lease and Land Held for Devel- opment and Disposition	Building & Improve- ments	Carrying Costs	Improve- ments	Land, Acquired Ground Lease and Land Held for Devel- opment and Disposition	Building & Improve- ments(2)	Total	Accu- mulated Depre- ciation(2)	Year Acquired (a) or Con- structed(c)(1)
Properties under Construction:

Santa Monica, CA
Lantana Media Campus	$40,639	$17,560	$—	$47,985	$—	$65,545	$—	$65,545	$—
3030 Olympic Boulevard
3303 Exposition Boulevard

Glendale, CA
207 Goode Avenue	476	19,155	—	4,750	—	23,905	—	23,905	—

Irvine, CA
Washington Mutual Campus
17885 Von Karman Avenue	25,935	7,332	—	27,862	—	35,194	—	35,194	—

San Diego, CA
Mission City Corporate Center	17,568	4,212	—	18,587	—	22,799	—	22,799	—

2385 Northside Drive
Total properties under construction	84,618	48,259	—	99,184	—	147,443	—	147,443	—

Land Held for Development:

Los Angeles County
755 S. Figueroa Street(4)	—	38,964	—	1,057	—	40,021	—	40,021	—
Glendale Center—Phase II	—	—	—	213	—	213	—	213	—

Orange County
Pacific Arts Plaza(4)	—	17,050	—	1,151	—	18,201	—	18,201	—
Park Place/2600 Michelson Drive	—	55,916	—	5,920	—	61,836	—	61,836	—
Brea Financial Commons/Brea Corporate Place	—	92	—	13	—	105	—	105	—
Stadium Tower II	—	12,700	—	5	—	12,705	—	12,705	—
500 Orange Center	—	16,850	—	83	—	16,933	—	16,933	—
City Tower II	—	25,200	—	10	—	25,210	—	25,210	—

San Diego County
San Diego Tech Center	—	17,677	—	4,790	—	22,467	—	22,467	—

Other
Corporate assets	—	—	—	4,917	1,966	4,917	1,966	6,883	—

Total land held for development	—	184,449	—	18,159	1,966	202,608	1,966	204,574	—

	$5,018,861	$827,152	$3,079,552	$215,583	$1,316,757	$1,031,123	$4,407,921	$5,439,044	$(476,337)

**	Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.
(1)	For properties previously owned by the Predecessor, the initial cost and year acquired or constructed are based on the initial acquisition or construction by the joint venture entity invested in by the Predecessor.
(2)	Portions of accumulated depreciation and amortization were offset against buildings and improvements in connection with applying purchase accounting for additional interests in the properties previously invested in by the Predecessor.
(3)	US Bank Tower includes the Westlawn off-site parking garage and KPMG Tower includes the X-2 off-site parking garage.
(4)	These properties are encumbered by our $130.0 million line of credit facility. As of December 31, 2007, we have approximately $119.7 million available to be drawn. Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.
(5)	Amounts shown in land, acquired ground lease, and land held for development and disposition represent the fair value of ground lease at the date of acquisition.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $5.0 billion (unaudited) as of December 31, 2007.

The following is a reconciliation of our real estate assets and accumulated depreciation:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Investments in Real Estate
Balance, beginning of year	$3,374,671	$3,897,893	$2,419,743
Additions—
Acquisitions	2,858,574	182,987	1,531,841
Improvements	248,682	152,407	153,657
Deductions—
Dispositions	(1,042,211)	(849,503)	(202,422)
Other	(672)	(9,113)	(4,926)

Balance, end of year	$5,439,044	$3,374,671	$3,897,893

Accumulated Depreciation
Balance, beginning of year	$357,422	$309,270	$199,078
Additions—
Depreciation expense	139,196	98,377	114,710
Deductions—
Dispositions	(19,634)	(40,941)	(1,052)
Other	(647)	(9,284)	(3,466)

Balance, end of year	$476,337	$357,422	$309,270

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Robert F. Maguire III, our principal executive officer, and Martin A. Griffiths, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Robert F. Maguire III, our principal executive officer, and Martin A. Griffiths, our principal financial officer, evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2007 and their report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our 2008 Notice of Annual Meeting of Stockholders and Proxy Statement or a Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2007.

Our chief executive officer has filed his annual certification with the New York Stock Exchange (“NYSE”) for 2007 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed the Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer with the SEC, which are attached herewith as Exhibits 31.1 and 31.2, respectively.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to our 2008 Notice of Annual Meeting of Stockholders and Proxy Statement or a Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to our 2008 Notice of Annual Meeting of Stockholders and Proxy Statement or a Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our 2008 Notice of Annual Meeting of Stockholders and Proxy Statement or a Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2007.

Item 14.	Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our 2008 Notice of Annual Meeting of Stockholders and Proxy Statement or a Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

See Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules of the Years Ended December 31, 2007, 2006 and 2005

All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Articles of Amendment and Restatement of Maguire Properties, Inc.	10-Q	001-31717	3.1	August 13, 2003

3.2	Form of Articles Supplementary of Maguire Properties, Inc.	S-11/A	333-111577	3.2	January 14, 2004

3.3	Amended and Restated Bylaws, as amended	10-Q	001-31717	3.2	November 9, 2007

4.1*	Form of Certificate of Common Stock of Maguire Properties, Inc.

4.2*	Form of Certificate for Series A Preferred Stock of Maguire Properties, Inc.

10.1	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III	10-Q	001-31717	10.30	August 13, 2003

10.2	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Andrea L. Van de Kamp	10-Q	001-31717	10.39	August 13, 2003

10.3	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Lawrence S. Kaplan	10-Q	001-31717	10.41	August 13, 2003

10.4	Indemnification Agreement dated as of October 2, 2007 by and between Maguire Properties, Inc. and George A. Vandeman	10-Q	001-31717	99.3	November 9, 2007

10.5	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Walter L. Weisman	10-Q	001-31717	10.40	August 13, 2003

10.6*	Indemnification Agreement dated as of June 30, 2006 by and between Maguire Properties, Inc. and Martin A. Griffiths

10.7	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Mark T. Lammas	10-Q	001-31717	10.35	August 13, 2003

10.8*	Indemnification Agreement dated as of June 30, 2006 by and between Maguire Properties, Inc. and Paul S. Rutter

10.9*	Indemnification Agreement dated as of February 8, 2006 by and between Peter K. Johnston

10.10	Indemnification Agreement dated as of August 14, 2007 by and between Maguire Properties, Inc. and Jonathan Abrams	10-Q	001-31717	99.2	November 9, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.11	Indemnification Agreement dated as of July 15, 2005 by and between Maguire Properties, Inc. and Ted J. Bischak	10-Q	001-31717	10.1	August 9, 2005

10.12	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Javier Bitar	10-Q	001-31717	10.33	August 13, 2003

10.13	Indemnification Agreement dated as of May 1, 2004 by and between Maguire Properties, Inc. and William H. Flaherty	10-Q	001-31717	10.2	August 12, 2004

10.14	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert P. Goodwin	10-Q	001-31717	10.1	August 12, 2004

10.15	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Peggy M. Moretti	10-Q	001-31717	10.36	August 13, 2003

10.16	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III	S-11/A	333-101170	10.5	February 5, 2003

10.17	Noncompetition Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III	10-Q	001-31717	10.5	August 13, 2003

10.18	Employment Agreement dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Martin Griffiths	10-Q	001-31717	10.1	August 9, 2006

10.19	Amended and Restated Employment Agreement dated January 25, 2007 between Maguire Properties and Mark Lammas	8-K	001-31717	10.1	January 30, 2007

10.20	Employment Agreement dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Paul S. Rutter	10-Q	001-31717	10.2	August 9, 2006

10.21*	Employment Agreement dated January 1, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Peter Johnston

10.22	Second Amended and Restated Employment Terms Agreement dated April 28, 2006 between Maguire Properties, Inc. and Maguire Properties, L.P. and William H. Flaherty for the position of Senior Vice President, Marketing of Maguire Properties, Inc. and Maguire Properties, L.P.	10-Q	001-31717	10.1	May 10, 2006

10.23	Performance Award Agreement dated August 1, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Robert F. Maguire III	10-Q	001-31717	10.4	August 9, 2006

10.24	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.25	Deferred Bonus Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P.	S-11/A	333-101170	10.44	May 30, 2003

10.26	Performance Award Agreement form for the grants to the Company’s named executive officers	8-K	001-31717	99.1	April 28, 2005

10.27	Chairman’s Outperformance Award Plan Term Sheet	8-K	001-31717	99.1	July 20, 2006

10.28	Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.29	Form of Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.	S-11/A	333-111577	10.2	January 14, 2004

10.30	Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P. dated as of November 11, 2002	S-11/A	333-101170	10.19	June 2, 2003

10.31	Contribution Agreement between Maguire/Thomas Partners - Master Investments, LLC and Maguire Properties, L.P. dated as of November 5, 2002	S-11/A	333-101170	10.20	June 2, 2003

10.32	Contribution Agreement between William Thomas Allen and Maguire Properties, L.P. dated as of November 7, 2002	S-11/A	333-101170	10.21	February 5, 2003

10.33	Contribution Agreement between Philadelphia Plaza Phase II and Maguire Properties, L.P. dated as of November 8, 2002	S-11/A	333-101170	10.22	June 2, 2003

10.34	Registration Rights Agreement dated as of June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein	10-Q	001-31717	10.2	August 13, 2003

10.35	Property Management and Leasing Agreement (Plaza Las Fuentes Phase II) dated as of June 27, 2003 by and between Maguire Partners - 385 Colorado, LLC and Maguire Properties, L.P.	10-Q	001-31717	10.19	August 13, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.36	Property Management and Leasing Agreement (1733 Ocean) dated as of June 27, 2003 by and between Maguire Partners - 1733 Ocean, LLC and Maguire Properties, L.P.	10-Q	001-31717	10.21	August 13, 2003

10.37	Property Management and Leasing Agreement (Solana) dated as of June 27, 2003, between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Limited Partnership	10-Q	001-31717	10.22	August 13, 2003

10.38	Property Management and Leasing Agreement (Solana Land) dated as of June 27, 2003 by and between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Land, L.P.	10-Q	001-31717	10.23	August 13, 2003

10.39	Services Agreement (Solana Marriott Hotel) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - Solana Limited Partnership	10-Q	001-31717	10.25	August 13, 2003

10.40	Services Agreement (17th and Grand) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Thomas Partners - 17th & Grand, Ltd.	10-Q	001-31717	10.26	August 13, 2003

10.41	Services Agreement (Development) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners Development, Ltd.	10-Q	001-31717	10.27	August 13, 2003

10.42	Services Agreement (740 S. Olive) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - 740 Olive Street, L.P.	10-Q	001-31717	10.28	August 13, 2003

10.43	Lease, dated as of November 15, 2005, by and between Maguire Partners - 1733 Ocean, LLC and Maguire Properties, L.P., a Maryland limited partnership	10-K	001-31717	10.191	March 16, 2006

10.44*	Second Amendment to the Amended and Restated Property Insurance Sharing Agreement dated February 28, 2008 by and among Maguire Properties, L.P, Maguire Properties Services, Inc. and the entities named therein

10.45	Form of Amended and Restated Insurance Sharing Agreement between Maguire Properties, L.P. and the included and option and excluded property entities named therein	S-11/A	333-101170	10.42	May 30, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.46	Air Space Lease by and between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November, 1997 and Estoppel Certificate, Consent and Amendment dated March, 2001	S-11/A	333-101170	10.23	February 5, 2003

10.47	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments dated September 13, 1985 and December 29, 1989	8-K	001-31717	99.5	November 20, 2003

10.48	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, by and between Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.1	January 11, 2006

10.49	First Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of January 5, 2006, by and among Maguire MO Manager, LLC, Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.2	January 11, 2006

10.50	Contribution and Investment Agreement, dated as of October 26, 2005, among Maguire Properties, L.P., Macquarie Office II LLC and Maguire Macquarie Office, LLC	8-K	001-31717	10.3	January 11, 2006

10.51	Purchase and Sale Agreement (Cerritos Corporate Center), dated as of October 26, 2005, between Macquarie Office II LLC, and Maguire Properties, L.P.	8-K	001-31717	10.4	January 11, 2006

10.52	Contribution Agreement (Cerritos Corporate Center I and II), dated as of October 26, 2005, between Macquarie Office II LLC, and Maguire Macquarie Office, LLC	8-K	001-31717	10.5	January 11, 2006

10.53	Contribution Agreement (Stadium Gateway), dated as of October 26, 2005, among Maguire Properties, L.P, Macquarie Office II LLC and Maguire Macquarie Office, LLC	8-K	001-31717	10.6	January 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.54	Income Target Agreement, dated as of January 5, 2006, by and among Maguire MO Manager, LLC, Macquarie Office II LLC, Maguire Properties, L.P. and Maguire Macquarie Office, LLC	8-K	001-31717	10.7	January 11, 2006

10.55	Right of First Opportunity Agreement, dated as of January 5, 2006, by and between Macquarie Office Management Limited and Maguire Properties, L.P.	8-K	001-31717	10.8	January 11, 2006

10.56	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated as of January 5, 2006, by Maguire Macquarie - Cerritos I, LLC to First American Title Insurance Company	8-K	001-31717	10.9	January 11, 2006

10.57	Guaranty, dated as of January 5, 2006, by Maguire Macquarie Office, LLC for the benefit of LaSalle Bank National Association	8-K	001-31717	10.10	January 11, 2006

10.58	Contribution Agreement, dated as of January 5, 2006, by and between Maguire Properties, L.P. and Maguire Macquarie Office, LLC	8-K	001-31717	10.11	January 11, 2006

10.59	Credit Agreement dated as of April 24, 2007 among Maguire Properties, Inc., Maguire Properties, L.P., and Maguire Properties Holdings III, LLC, as Borrowers, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and the financial institutions party thereto	10-Q/A	001-31717	99.2	September 28, 2007

10.60	Loan Agreement dated as of April 4, 2007 between North Tower, LLC, as Borrower, and Lehman Ali Inc., and Greenwich Capital Financial Products, Inc., together, as Lender	10-Q/A	001-31717	99.3	September 28, 2007

10.61	Loan Agreement dated as of April 24, 2007 between Maguire Properties-Two Cal Plaza, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.6	September 28, 2007

10.62	Loan Agreement, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.1	August 11, 2006

10.63	Promissory Note A-1, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.64	Promissory Note A-2, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.65	Guaranty Agreement, dated as of August 7, 2006, by Maguire Properties, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.66	Loan Agreement dated as of September 12, 2007 between Maguire Properties-355 S. Grand, LLC, as Borrower and Eurohypo AG, New York Branch, as Lender	10-Q	001-31717	99.1	November 9, 2007

10.67	Loan Agreement dated March 15, 2005 between Maguire Properties - Pacific Arts Plaza, L.L.C. and Bank of America, N.A.	10-Q	001-31717	99.9	May 10, 2005

10.68	Promissory Note dated March 15, 2005 between Maguire Properties - Pacific Arts Plaza, L.L.C. and Bank of America, N.A.	10-Q	001-31717	99.10	May 10, 2005

10.69	Loan Agreement, dated as of October 10, 2006, by Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.1	October 16, 2006

10.70	Promissory Note, dated as of October 10, 2006, by Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

10.71	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 26, 2003 by and among Library Square Associates, LLC, as borrower, Commonwealth Title Company, as Trustee and Greenwich Financial Products, Inc., as lender and Form of Cash Management Agreement dated as of June 26, 2003 by and among Library Square Associates, LLC, Maguire Properties, L.P., Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association	10-Q	001-31717	10.8	August 13, 2003

10.72	Loan Agreement dated as of April 24, 2007 between Maguire Properties-Griffin Towers, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.5	September 28, 2007

10.73	Loan Agreement dated as of April 24, 2007 between Maguire Properties-550 South Hope, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.4	September 28, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.74	Park Place Development Agreement dated as of October 14, 2002, by and between the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC, and Park Place Development LLC	10-Q	001-31717	10.5	August 12, 2004

10.75	Construction Loan Agreement, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC	10-Q	001-31717	10.1	November 9, 2006

10.76	Minimum Equity Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch	10-Q	001-31717	10.2	November 9, 2006

10.77	New Century Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch	10-Q	001-31717	10.3	November 9, 2006

10.78	Repayment Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch	10-Q	001-31717	10.4	November 9, 2006

10.79	Promissory Note for the promise to pay $60.0 million, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank	10-Q	001-31717	10.5	November 9, 2006

10.80	Promissory Note for the promise to pay $180.0 million, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank	10-Q	001-31717	10.6	November 9, 2006

10.81	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.1	November 10, 2004

10.82	Promissory Note dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.2	November 10, 2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.83	Guaranty of Recourse Obligation of Borrower dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.3	November 10, 2004

10.84	Loan Agreement dated as of April 24, 2007 between Maguire Properties-1920 Main Plaza, LLC, and Maguire Properties-2010 Main Plaza, LLC, as Co-Borrowers, and Column Financial, Inc., as Lender	10-Q/A	001-31717	99.7	September 28, 2007

10.85	Park Place Development Agreement dated as of October 14, 2002, by and between the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC, and Park Place Development LLC	10-Q	001-31717	10.5	August 12, 2004

10.86	Purchase Agreement dated as of February 13, 2007	8-K	001-31717	99.2	February 20, 2007

12.1*	Statement of Computation of Earnings to Fixed Charges and Preferred Stock Dividends

21.1*	List of Subsidiaries of the Registrant as of December 31, 2007

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer dated February 29, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated February 29, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated February 29, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.

**	Furnished herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

We have not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of our total assets. Copies of such agreements will be provided to the SEC upon request.

(b)	Exhibits Required by Item 601 of Regulation SK

See Item (3) above.

(c)	Financial Statement Schedules

See Item (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: As of February 29, 2008

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ ROBERT F. MAGUIRE III
Robert F. Maguire III Chairman and Chief Executive Officer (Principal executive officer)

By:	/s/ MARTIN A. GRIFFITHS
Martin A. Griffiths Executive Vice President and Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F. MAGUIRE III
Robert F. Maguire III Chairman and Chief Executive Officer (Principal executive officer)

By:	/s/ MARTIN A. GRIFFITHS
Martin A. Griffiths Executive Vice President and Chief Financial Officer (Principal financial officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian Senior Vice President, Finance and Accounting (Principal accounting officer)

By:	/s/ LAWRENCE S. KAPLAN
Lawrence S. Kaplan Director

By:	/s/ ANDREA L. VAN DE KAMP
Andrea L. Van de Kamp Director

By:	/s/ GEORGE A. VANDEMAN
George A. Vandeman Director

By:	/s/ WALTER L. WEISMAN
Walter L. Weisman Director