Form 10-K/A
period 2007-12-31
MAGUIRE PROPERTIES INC
filed 2008-04-28
CIK 1204560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Maguire Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, initially filed with the Securities and Exchange Commission on February 29, 2008, is being filed to revise the following items:

Part II

•	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part III

•	Item 10	Directors, Executive Officers and Corporate Governance

•	Item 11	Executive Compensation

•	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Item 13	Certain Relationships and Related Transactions, and Director Independence

•	Item 14	Principal Accounting Fees and Services

Part IV

•	Item 15	Exhibits and Financial Statement Schedules

The information in Part II – Item 5 and Part III referred to above was to be incorporated into our original Form 10-K by reference to our 2008 Notice of Annual Meeting of Stockholders and Proxy Statement or Form 10-K/A. Our Proxy Statement will not be filed with the SEC within 120 days after the end of our fiscal year, December 31, 2007. We are therefore filing this Amendment No. 1 so that such information is incorporated within the required time period.

Additionally, we are revising Item 15 to incorporate by reference the exhibits we filed with our Form 10-K that was originally filed on February 29, 2008 and to include Exhibits 23.1, 31.1, 31.2 and 32.1, which are being filed with this Form 10-K/A.

For convenience and ease of reference, we are filing this Form 10-K/A in its entirety with the above indicated changes. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part II – Item 5 and Parts III and IV of our Form 10-K originally filed on February 29, 2008 have been amended and restated in their entirety. This Form 10-K/A does not reflect any events that occurred after the date of our original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosures as presented in the February 29, 2008 Form 10-K, except for Part II – Item 5 and Parts III and IV.

As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

MAGUIRE PROPERTIES, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business.

General

The terms “Maguire Properties,” “us,” “we” and “our” as used in this Annual Report on Form 10-K/A refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 86.4% interest, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”), Maguire Properties TRS Holdings II, Inc., Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages, a retail property and a hotel. We are a full service real estate company, and we operate as a real estate investment trust, or REIT, for federal and state income tax purposes.

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

Financing Activities

Acquisitions

2007 Activity –

In connection with the Blackstone Transaction in April 2007, we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility, and a separate $223.0 million, five-year, interest-only bridge loan. The $400.0 million term loan and the $223.0 million bridge loan were fully drawn at the time of closing to help fund the Blackstone Transaction. The term loan and bridge loan were completely repaid in 2007 using the net proceeds received from the disposition of properties and the refinancing of KPMG Tower.

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

Of the principal amounts outstanding as of December 31, 2007 for mortgages related to properties acquired in the Blackstone Transaction, $406.8 million are variable-rate, LIBOR-based loans with spreads from 1.35% to 1.95% and maturities ranging from 2008 to 2009. Extension periods of from one to three years are available, at our option, to extend the maturity dates of these loans. The other $1,466.1 million are fixed-rate loans with rates ranging from 5.50% to 5.93% that mature during 2017.

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

Refinancing

2007 Activity –

We completed a new $550.0 million, ten-year fixed-rate interest-only financing on the Wells Fargo Tower in April 2007. This mortgage loan bears interest at a fixed rate at 5.68% and matures in April 2017. The net proceeds from the financing, after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves, were approximately $290 million. The net proceeds were used to fund $175.0 million of the purchase price of the Blackstone Transaction and for general corporate purposes.

We also completed a new $400.0 million, five-year variable-rate interest-only refinancing for our KPMG Tower property in September 2007. This mortgage loan bears interest at a variable rate of LIBOR plus 1.60%. We entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%, resulting in an all inclusive rate of 7.16%. As of December 31, 2007, the amount borrowed under this loan is $368.4 million. The remaining $31.6 million is available to be drawn in future periods to pay for tenant improvements, leasing commissions and debt service related to the KPMG Tower. The net proceeds from the KPMG Tower refinancing, after repayment of the existing $210.0 million mortgage loan and payment of closing costs and loan reserves, were approximately $130 million. The net proceeds were used to repay the outstanding balance on our term loan and for general corporate purposes.

2006 Activity –

We completed an interest-only, ten-year $125.0 million mortgage refinancing for Glendale Center in June 2006. This loan has a fixed rate of 5.82% and matures in August 2016. The net proceeds from this loan were used to repay the existing $80.0 million mortgage and to pay down our previous $450.0 million term loan.

We completed a ten-year, interest-only, fixed-rate $458.0 million mortgage refinancing for Gas Company Tower and the World Trade Center garage in August 2006. This loan bears interest at 5.10% and matures in August 2016. The proceeds were used to repay the existing $280.0 million mortgage loans and pay down our previous $450.0 million term loan.

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

Construction Loans

2007 Activity –

We entered into a $26.8 million variable-rate construction loan for our development project at Mission City Corporate Center located in San Diego, California in February 2007. This loan bears interest at LIBOR plus 1.90% and matures in February 2009. As of December 31, 2007, $17.6 million is outstanding under this loan. We can extend this loan for one year at our option, subject to certain conditions.

We entered into an $88.0 million variable-rate construction loan for our development project at the Lantana Media Campus located in Santa Monica, California in June 2007. This loan bears interest at LIBOR plus 1.50% and matures in June 2009. As of December 31, 2007, $40.6 million was outstanding under this loan. We can extend this loan for one year at our option, subject to certain conditions.

We entered into a $64.5 million variable-rate construction loan for our development project at 207 Goode located in Glendale, California in November 2007. This loan bears interest at LIBOR plus 1.80% and matures in May 2010. The first $25.0 million of this loan has been hedged using an interest rate swap agreement that effectively fixes the LIBOR rate at 5.564%. As of December 31, 2007, $0.5 million was outstanding under this loan. We have a one-year extension available at our option on this loan, subject to certain conditions.

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

Insurance

We carry commercial liability, fire, extended coverage, earthquake, terrorism, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of management, the properties in our portfolio are adequately insured. Our terrorism insurance, which covers both certified and non-certified terrorism loss, is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. Most of the properties in our portfolio are located in areas known to be seismically active. See Item 1A. “Risk Factors—Potential losses may not be covered by insurance.”

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

Our website address is http://www.maguireproperties.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. In addition, our board of directors maintains a charter for each of its committees and has adopted a written set of corporate governance guidelines and a code of business conduct and ethics. The public may access on our website, free of charge, these committee charters, corporate governance guidelines and code of business conduct and ethics. Website addresses referred to in this Annual Report on Form 10-K/A are not intended to function as hyperlinks, and the information contained on our website is not a part of this Annual Report on Form 10-K/A.

It em 1A.	Risk Factors.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Annual Report on Form 10-K/A, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), which sets forth the safe harbor from civil liability provided for forward-looking statements. In particular, statements relating to our capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations, and market conditions, demographics and results of operations) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K/A, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Annual Report on Form 10-K/A. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We have agreed to indemnify Mr. Maguire (and certain related entities) and certain others against adverse tax consequences to them in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in five of the office properties in our portfolio, which represented 37.2% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2007. These tax indemnity obligations apply for initial periods ranging between seven and nine years from the date of our IPO, which occurred on June 27, 2003, with up to three one-year extension periods if Mr. Maguire and related entities maintain ownership of Operating Partnership units equal to 50% of the units received by them in the formation transactions. In addition, Mr. Maguire and certain entities owned or controlled by Mr. Maguire and entities controlled by certain former senior executives of our Predecessor have guaranteed $591.8 million of our debt as of December 31, 2007. We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to sell any of these properties in transactions that would trigger these tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and other contributors, and we have acknowledged that a calculation of damages in the event these tax indemnification obligations are triggered will not be based on the time value of money nor the time remaining within the restricted period, but will also give consideration to the tax effect of the disposition on the contributor or contributors. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties.

Potential losses may not be covered by insurance.

We carry commercial liability, fire, extended coverage, earthquake, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, like those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover such losses. Most of our properties are located in Southern California, an area especially subject to earthquakes. Six of the eight largest properties in our office portfolio – US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (one of our joint venture properties) – are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 45.1% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2007. Because these properties are located so closely together, an earthquake in downtown Los Angeles could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes, particularly losses from an earthquake in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties (including US Bank Tower) are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or may cost more. Six of the eight largest properties in our office portfolio – US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (one of our joint venture properties) – are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 45.1% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2007. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our Operating Partnership with respect to sales of specified properties.

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

Outside activities of management. Mr. Maguire has substantial outside business interests, including Maguire Aviation, his controlling interests in the Solana property in the Dallas/Fort Worth, Texas area, a senior housing project located at 740 South Olive Street and a parking structure located at 17th and Grand Avenue both in the LACBD, 1733 Ocean Avenue, Western Asset Plaza, Water’s Edge I and II and certain other passive real estate investments, and Master Investments, LLC, an entity that is a potential competitor. Although Mr. Maguire is party to an employment agreement, which requires that he devote substantially full-time attention to our business and affairs, this agreement also permits Mr. Maguire to devote time to his outside business interests consistent with his past practice prior to our IPO, and we have no assurance that Mr. Maguire will continue to devote any specific portion of his time to us. As a result, these outside business interests could interfere with Mr. Maguire’s ability to devote time to our business and affairs.

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

We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K/A are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we would be subject to federal and state income tax at regular corporate rates; (ii) we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock and Series A Preferred Stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. To qualify as a REIT, we must satisfy a number of asset, income, organizational, distribution, stock ownership and other requirements. Also, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if our services company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s-length basis.

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

We depend on the efforts of key personnel, particularly Mr. Maguire. Among the reasons that Mr. Maguire is important to our success is that he has a national industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with such personnel could diminish. In addition, Mr. Maguire is 73 years old and, although he has informed us that he does not currently plan to retire, his continued service to us cannot be guaranteed. Many of our other senior executives also have strong regional industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

Our charter and Maryland law contain provisions that may delay, defer, or prevent transactions that may be beneficial to the holders of our common stock and Series A Preferred Stock.

Our charter contains a 9.8% ownership limit. Our Articles of Amendment and Restatement (our “charter”), subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership, direct or indirect, in excess of 9.8% of the value of our outstanding shares of our common stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change in control that might be in the best interest of our stockholders.

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

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could be in the best interest of our stockholders, including: (i) “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and (ii) “control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. In addition, provided that we have a class of equity securities registered under the Securities Exchange Act of 1934 and at least three independent directors, Subtitle 8 of Title 3 of the MGCL permits us to elect to be subject, by provision in our charter or bylaws or a resolution of our board of directors and notwithstanding any contrary provision in the charter or bylaws, to certain provisions, including a classified board and a requirement that a vacancy on the board be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred. Our charter, bylaws, the partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interest of our stockholders.

Market interest rates and other factors may affect the value of our common stock and Series A Preferred Stock.

One of the factors that influences the price of our common stock and Series A Preferred Stock is the dividend yield on our common stock and Series A Preferred Stock relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock and Series A Preferred Stock to go down. The trading price of shares of our common stock and Series A Preferred Stock would also depend on many other factors, which may change from time to time, including:

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

Historical Tenant Improvements and Leasing Commissions (1) (2) (3)

The following table sets forth certain historical information regarding tenant improvements and leasing commission costs for tenants in our Effective Portfolio for 2007, 2006 and 2005. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they were actually paid.

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

Secured Debt

As of December 31, 2007, we had approximately $5.00 billion of outstanding consolidated debt. This indebtedness was comprised of mortgages secured by 29 properties and five construction loans. The weighted average interest rate on this indebtedness as of December 31, 2007 was 5.76% (based on the 30-day LIBOR rate at December 31, 2007 of 4.60% for our variable-rate loans). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Item 8. “Financial Statements and Supplementary Data – Note 7 to the Consolidated Financial Statements” included in this Annual Report on Form 10-K/A.

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

Market Information

For information regarding the market in which our common stock, par value $0.01 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of our common stock for the last two calendar years, see Item 8. “Financial Statements and Supplementary Data – Note 20 to the Consolidated Financial Statements.”

Holders of Record

As of February 22, 2008, there were 26 holders of record of our common stock.

Dividends

In both 2007 and 2006, we declared quarterly distributions per share of $0.40 to holders of our common stock. These distributions were paid in the month following our quarter end. The actual amount and timing of distributions in 2008 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	109,167	$27.07	4,204,582
Equity compensation plans not approved by security holders	—	—	—

Total	109,167		4,204,582

(1)	Issued under the Second Amended and Restated 2003 Incentive Award Plan approved by stockholders on June 5, 2007.

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

The Predecessor combined historical financial information includes the following entities, which are a subset of the entities referred to collectively in this Annual Report on Form 10-K/A as the Maguire Organization, for periods prior to June 27, 2003:

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes. See Item 8. “Financial Statements and Supplementary Data.”

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

References below to the “Acquisition Properties” include the results of the CommonWealth Properties (“CWP”) portfolio (acquired March 15, 2005), World Trade Center garage (acquired in May 2005), Pacific Center (acquired in February 2006) and 701 North Brand (acquired in September 2006). References to the “Joint Venture” include One California Plaza, Wells Fargo Center (Denver), San Diego Tech Center, Washington Mutual Irvine Campus and Cerritos Corporate Center, which we sold to the joint venture on January 5, 2006 in return for a 20% interest in the joint venture and cash.

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

Total Portfolio depreciation and amortization expense decreased $27.2 million, or 17.3%, primarily due to the sale of five properties to our joint venture with Macquarie Office Trust offset by the Same Store Properties and the Acquisition Properties.

Interest Expense

Total Portfolio interest expense decreased $27.9 million, or 18.6%, primarily due to the sale of five properties to our joint venture with Macquarie Office Trust, lower term loan and credit facility balances, and higher capitalized interest on development projects during 2006, partially offset by increased interest paid on the Gas Company Tower debt.

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

Minority Interests

Minority interests attributable to income from continuing operations was $10.5 million for 2006 compared to minority interests attributable to loss from continuing operations of $8.0 million for 2005, due to a $114.0 million increase in income primarily due to a gain on sale of properties to the joint venture recognized in 2006 and a decrease in our minority partners’ shares of the Operating Partnership due to conversion from Operating Partnership units into our common stock on a one-for-one basis.

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

Indebtedness

Mortgage Loans

As of December 31, 2007, our consolidated debt was comprised of mortgages secured by 29 properties and five construction loans. A summary of our consolidated debt as of December 31, 2007 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Debt to Maturity (in years)
Fixed rate	$3,933.2	78.6%	5.48%	8 years
Variable-rate swapped to fixed-rate	368.4	7.4%	7.16%	5 years
Variable-rate	701.7	14.0%	6.58%	1 year

	$5,003.3	100.0%	5.76%	6 years

As of December 31, 2007, approximately 86% of our outstanding debt was fixed (or swapped to a fixed rate) at a weighted average interest rate of approximately 5.6% on an interest-only basis with a weighted average remaining term of approximately eight years. Our variable-rate debt bears interest at a rate based on 30-day LIBOR, which was 4.60% as of December 31, 2007. Our variable-rate debt at December 31, 2007 had a weighted average term to initial maturity of approximately 1 year (approximately 2 years assuming exercise of extension options).

As of December 31, 2007, our ratio of total consolidated debt to total consolidated market capitalization was approximately 72.9% of our total market capitalization of $6.8 billion (based on the closing price of our common stock of $29.47 per share on the New York Stock Exchange on December 31, 2007). Our ratio of total consolidated debt plus liquidation preference to total consolidated market capitalization was approximately 76.6% as of December 31, 2007. Our total consolidated market capitalization includes the book value of our consolidated debt, the liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and limited partnership units as of December 31, 2007.

Certain information with respect to our indebtedness as of December 31, 2007 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)
Floating-Rate Debt
Construction Loans:
3161 Michelson (3), (4)	7.10%	9/28/2008	$210,325	$15,140	$210,325
Lantana Media Campus (5)	6.10%	6/13/2009	40,639	2,513	40,639
WAMU (5)	6.40%	12/30/2008	25,935	1,683	25,935
Mission City (5)	6.50%	2/22/2009	17,568	1,158	17,568
207 Goode (5), (6)	7.36%	5/1/2010	476	36	476

Total construction loans			294,943	20,530	294,943

Variable Rate Mortgage Loans:
Griffin Towers (7)	6.50%	5/1/2008	200,000	13,181	200,000
500-600 City Parkway (8)	5.95%	5/9/2009	97,750	5,897	97,750
Brea Corporate Place (9)	6.55%	5/1/2009	70,468	4,680	70,468
Brea Financial Commons (9)	6.55%	5/1/2009	38,532	2,559	38,532

Total variable rate mortgage loans			406,750	26,317	406,750

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (10)	7.16%	10/9/2012	368,370	26,757	368,370

Total variable-rate swapped to fixed-rate loans			368,370	26,757	368,370

Total floating-rate debt			1,070,063	73,604	1,070,063
Fixed-Rate Debt
Wells Fargo Tower (Los Angeles, CA)	5.68%	4/6/2017	550,000	31,649	550,000
Two California Plaza (11)	5.50%	5/6/2017	465,762	26,208	470,000
Gas Company Tower	5.10%	8/11/2016	458,000	23,692	458,000
Pacific Arts Plaza	5.15%	4/1/2012	270,000	14,105	270,000
777 Tower (11)	5.84%	11/1/2013	269,180	16,176	273,000
US Bank Tower	4.66%	7/1/2013	260,000	12,284	260,000
550 South Hope Street (11)	5.67%	5/6/2017	198,257	11,499	200,000
Park Place I	5.64%	11/1/2014	170,000	9,588	170,000
City Tower (11)	5.85%	5/10/2017	139,814	8,301	140,000
Glendale Center	5.82%	8/11/2016	125,000	7,373	125,000
500 Orange Tower (11)	5.88%	5/6/2017	109,022	6,560	110,000
2600 Michelson (11)	5.69%	5/10/2017	108,993	6,351	110,000
Park Place II	5.39%	3/11/2012	100,000	5,465	100,000
City Plaza (11)	5.80%	5/10/2017	99,984	5,944	101,000
Stadium Towers Plaza (11)	5.78%	5/11/2017	99,119	5,865	100,000
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903	98,000
1920 Main Plaza (11)	5.51%	5/10/2017	80,135	4,522	80,875
2010 Main Plaza (11)	5.51%	5/10/2017	79,072	4,462	79,803
801 North Brand	5.73%	4/6/2015	75,540	4,386	75,540
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685	52,000
The City—3800 Chapman	5.93%	5/6/2017	44,370	2,666	44,370
701 North Brand	5.87%	10/1/2016	33,750	2,009	33,750
700 North Central	5.73%	4/6/2015	27,460	1,594	27,460
18581 Teller (11)	5.65%	5/6/2017	19,820	1,146	20,000

Total fixed-rate debt			3,933,278	219,433	3,948,798

Total consolidated debt			$5,003,341	$293,047	$5,018,861

(1)	The December 31, 2007 one-month LIBOR rate of 4.60% was used to calculate interest on the variable-rate loans.
(2)	Assuming no payment has been made in advance of its due date.
(3)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(4)	Three one-year extensions are available, at our option, subject to certain conditions.
(5)	One one-year extension available at our option subject to certain conditions.
(6)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge the first $25 million of this loan, which effectively fixes the LIBOR rate at 5.564%.
(7)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. One one-year extension is available at our option subject to certain conditions.
(8)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods. Three one-year extensions are available at our option subject to certain conditions.
(9)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period. Three one-year extensions are available at our option subject to certain conditions.
(10)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564% for an all-inclusive rate of 7.16%.
(11)	These loans are reflected net of the related debt discount. At December 31, 2007, the discount for all loans referenced totals approximately $16 million.

Certain mortgage loans are guaranteed by the Operating Partnership and/or one of its wholly owned subsidiaries.

2007 Financing Activities

Acquisitions –

In connection with the Blackstone Transaction in April 2007, we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility and a separate $223.0 million, five-year, interest-only bridge loan. The $400.0 million term loan and the $223.0 million bridge loan were fully drawn at the time of closing to help fund the Blackstone Transaction. The term loan and bridge loan were completely repaid in 2007 using the net proceeds received from the disposition of properties and the refinancing of KPMG Tower.

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

Of the principal amounts outstanding as of December 31, 2007 for mortgages related to properties acquired in the Blackstone Transaction, $406.8 million are variable-rate , LIBOR-based loans with spreads from 1.35% to 1.95% and maturities ranging from 2008 to 2009. Extension periods of from one to three years are available, at our option, to extend the maturity dates of these loans. The other $1,466.1 million are fixed-rate loans with rates ranging from 5.50% to 5.93% that mature during 2017.

Refinancing –

We completed a new $550.0 million, ten-year fixed-rate interest-only financing on the Wells Fargo Tower in April 2007. The net proceeds from the financing, after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves, were approximately $290 million. The net proceeds were used to fund $175.0 million of the purchase price of the Blackstone Transaction and for general corporate purposes.

We also completed a new $400.0 million, five-year variable-rate interest-only refinancing for our KPMG Tower property in September 2007. This mortgage loan bears interest at a variable rate of LIBOR plus 1.60%. We entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%, resulting in an all inclusive rate of 7.16%. As of December 31, 2007, the amount borrowed under this loan is $368.4 million. The remaining $31.6 million is available to be drawn in future periods to pay for tenant improvements, leasing commissions and debt service related to the KPMG Tower. The net proceeds from the KPMG Tower refinancing, after repayment of the existing $210.0 million mortgage loan and payment of closing costs and loan reserves, were approximately $130 million. The net proceeds were used to repay the outstanding balance on our term loan and for general corporate purposes.

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

Construction Loans –

We entered into a $26.8 million variable-rate construction loan for our development project at Mission City Corporate Center located in San Diego, California in February 2007. This loan bears interest at LIBOR plus 1.90% and matures in February 2009. As of December 31, 2007, $17.6 million is outstanding under this loan. We can extend this loan for one year at our option, subject to certain conditions.

We entered into an $88.0 million variable-rate construction loan for our development project at the Lantana Media Campus located in Santa Monica, California in June 2007. This loan bears interest at LIBOR plus 1.50% and matures in June 2009. As of December 31, 2007, $40.6 million was outstanding under this loan. We can extend this loan for one year at our option, subject to certain conditions.

We entered into a $64.5 million variable-rate construction loan for our development project at 207 Goode located in Glendale, California in November 2007. This loan bears interest at LIBOR plus 1.80% and matures in May 2010. The first $25.0 million of this loan has been hedged using an interest rate swap agreement that effectively fixes the LIBOR rate at 5.564%. As of December 31, 2007, $0.5 million was outstanding under this loan. We have a one-year extension available at our option on this loan, subject to certain conditions.

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

We have approximately $436 million in debt maturing during 2008, consisting of the $200 million Griffin Towers mortgage loan maturing on May 1, 2008, the $240 million ($210 million outstanding as of December 31, 2007) 3161 Michelson construction loan maturing on September 28, 2008 and the $40 million ($26 million outstanding as of December 31, 2007) 17885 Von Karman construction loan maturing on December 30, 2007. We are in discussions with the Griffin Towers lender and expect to obtain a new three year loan during the second quarter of 2008. We anticipate that this new loan will require us to utilize cash on hand to pay down $20 million on the existing loan. Our 3161 Michelson construction loan includes three one-year options to extend the maturity date of the loan, subject to certain conditions. The conditions for the first extension are principally a re-balancing requirement under the loan (which may require an additional equity contribution of $1 million by us, which we expect to satisfy with cash on hand), compliance with financial covenants included in our revolving credit facility and the delivery of a replacement interest rate cap agreement. We expect to meet these conditions and anticipate extending the maturity date under the 3161 Michelson construction loan to September 28, 2009. Our 17885 Von Karman construction loan includes a one year option to extend the maturity date of the loan from December 30, 2008 to December 30, 2009, subject to certain conditions, principally the requirement for the property to meet a debt service coverage ratio of 1.0 to 1.0. We expect to meet these conditions through additional leasing. To the extent we are unable to meet this extension condition or provide additional interest reserves to extend the loan, and are required to fund the repayment of this construction loan, we expect to satisfy this obligation through cash on hand, the net proceeds from the refinancing of other properties or asset sales or through a draw on our revolving credit facility.

As of December 31, 2007, our total consolidated debt was approximately $5.0 billion with a weighted average interest rate of 5.76% and a weighted average remaining term of six years. Including our share of debt in connection with our joint venture with Macquarie Office Trust, our ratio of debt to total market capitalization is approximately 73.5% as of December 31, 2007 and 74.7% as of January 31, 2008.

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

We believe these sources of cash will be sufficient to fund our liquidity needs over the next twelve months and on a continuing basis. If we are unable to generate adequate cash from the sources indicated above (particularly with respect to refinancing existing loans, sales of assets and increasing occupancy levels), we will have liquidity-related problems, including, but not limited to: (1) we may have to reduce our capital expenditures, (2) we may not be able to pay dividends and distributions at historical levels, and (3) we may not remain in compliance with covenants in our revolving credit facility, which could restrict our ability to draw funds under that facility (under which we currently have no outstanding borrowings). Our ability to successfully implement any or all of the strategies described above, and in turn, to reduce our indebtedness, to improve our fixed charge coverage ratio and to improve our liquidity situation, is dependent in part on market conditions and other factors out of our control. For a discussion of such factors and risks associated with our substantial indebtedness, see Item 1A. “Risk Factors.”

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

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

Net cash used in investing activities increased $2.6 billion, primarily due to the completion of the $2.9 billion Blackstone Transaction which closed in April 2007 and, to a lesser extent, ongoing construction activities at our four development projects during 2007. This was partially offset by $663 million in proceeds received from the disposition of Wateridge Plaza, Pacific Center and Regents Square along with eight of the office properties and three of the development projects acquired through the Blackstone Transaction during second and third quarters of 2007. During 2006, we completed approximately $195 million in acquisitions (Pacific Center and 701 North Brand) and received $343 million in proceeds from the sale of an 80% interest in five properties to our joint venture with Macquarie Office Trust in January 2006. We also funded $100.0 million more in restricted cash during 2007 comprised of leasing and debt service reserves established using the proceeds received in the Blackstone Transaction to fund the leasing costs and initial operations at those properties acquired with lower in-place occupancy rates.

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

	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans—
Consolidated	$436,260	$264,957	$100,708	$2,361	$792,868	$3,421,707	$5,018,861
Our share of unconsolidated joint venture (1)	565	597	28,040	21,411	266	110,723	161,602
Interest payments
Consolidated—Fixed rate (2)	219,433	219,433	214,554	214,344	197,186	669,416	1,734,366
Consolidated—Variable rate (3)	61,032	32,425	26,772	26,757	21,034	—	168,020
Our share of unconsolidated joint venture (1)	8,632	8,632	8,516	7,187	6,143	15,240	54,350
Capital leases (4)—
Consolidated	2,582	1,467	1,040	433	183	—	5,705
Our share of unconsolidated joint venture (1)	44	23	23	23	23	138	274
Operating leases (5)—
Consolidated	1,487	1,528	1,571	1,609	1,658	4,208	12,061
Property disposition obligations (6)	5,290	418	418	418	308	383	7,235
Tenant-related commitments (7)—
Consolidated	51,550	3,366	3,273	1,898	1,487	3,920	65,494
Our share of unconsolidated joint venture (1)	1,485	1,261	256	—	—	—	3,002
Construction obligations (8)	66,316	—	—	—	—	—	66,316
Parking easement obligations (9)	1,516	1,515	1,416	1,233	—	—	5,680
Air space and ground leases (10)—
Consolidated	3,305	3,305	3,305	3,305	3,305	375,611	392,136
Our share of unconsolidated joint venture (1), (11)	261	261	261	261	261	25,874	27,179

Total	$859,758	$539,188	$390,153	$281,240	$1,024,722	$4,627,220	$7,722,281

(1)	Our share of our joint venture with Macquarie Office Trust is 20%.
(2)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(3)	The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the LIBOR rate as of December 31, 2007 (4.60%) plus the contractual spread per the loan agreement.
(4)	Includes interest and principal payments.
(5)	Includes operating lease obligations for our corporate offices at 1733 Ocean Avenue.
(6)	Includes master lease, tenant and contingent income support obligations related to our joint ventures.
(7)	Tenant-related commitments are based on executed leases as of December 31, 2007.
(8)	Based upon executed contracts with general contractors as of December 31, 2007.
(9)	Includes payments required under the amended parking easement for the 808 South Olive garage.
(10)	Includes our air space lease for Plaza Las Fuentes, and ground leases for Two California Plaza and Brea Corporate Place. The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates which are in 2017 and 2082, respectively. The ground rent for Brea Corporate Plaza is calculated through the year of first reappraisal.
(11)	Includes ground leases for One California Plaza and Cerritos Corporate Center which are calculated through their lease expiration dates in 2082 and 2098, respectively.

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

We have entered into a tax indemnification agreement with Mr. Maguire. Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement are met. We have agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties are sold during the lock-out period. The lock-out period does not apply if a property is disposed of in a nontaxable transaction (i.e., Section 1031 exchange).

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

Critical Accounting Policies

Investments in Real Estate and Real Estate Entities including Property Acquisitions

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above- and below-market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above- or below-market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above- (or below-) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to the Consolidated Financial Statements. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

New Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. SFAS No. 157 is effective for financial assets and liabilities as of January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations or financial position.

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

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired. SFAS No. 141R also expands required disclosure to improve financial statement users’ the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment to ARB No. 51. SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our results of operations and financial condition.

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

Management also uses FFO before losses from the early extinguishment of debt as a supplemental performance measure because these losses create significant earnings volatility which in turn results in less comparability between reporting periods and less predictability regarding future earnings potential. These losses represent costs to extinguish debt prior to the stated maturity and the write off of unamortized loan costs on the date of extinguishment. The decision to extinguish debt prior to its maturity generally results from (i) the assumption of debt in connection with property acquisitions that is priced or structured at less than desirable terms (for example, a floating interest rate instead of a fixed interest rate), (ii) short-term bridge financing obtained in connection with the acquisition of a property or portfolio of properties until such time as the company completes its long-term financing strategy, (iii) the early repayment of debt associated with properties disposed of, or (iv) the restructuring or replacement of corporate level financing to accommodate property acquisitions. Consequently, management views these losses as costs to complete the respective acquisition or disposition of properties.

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

Interest Rate Risk

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow or fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

As of December 31, 2007, approximately $701.7 million, or 14.0%, of our consolidated debt bears interest at variable rates based on 30-day LIBOR.

During 2007, we entered into the following agreements to help mitigate our exposure to interest rate risk on our variable-rate debt:

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

•

In June 2007, we entered into a forward-starting interest rate swap agreement to hedge an anticipated ten-year, interest-only mortgage loan starting in June 2009 in connection with the permanent refinancing of our construction loan on the 198,000 square foot Lantana South and Lantana East development projects in Santa Monica, California. The notional amount of the swap is $88.0 million, effective in June 2009, terminating in June 2019 with a fixed pay rate of 5.883%.

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

/s/ KPMG LLP

Los Angeles, California

February 29, 2008

MAGUIRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Investments in real estate:
Land	$625,271	$379,341
Acquired ground lease	55,801	—
Buildings and improvements	4,084,555	2,421,775
Land held for development and construction in progress	350,051	342,780
Tenant improvements	305,672	214,020
Furniture, fixtures and equipment	17,694	16,755

	5,439,044	3,374,671
Less: accumulated depreciation	(476,337)	(357,422)

Net investments in real estate	4,962,707	3,017,249

Cash and cash equivalents	174,847	101,123
Restricted cash	239,245	99,150
Rents and other receivables, net	30,422	19,766
Deferred rents	49,292	39,262
Due from affiliates	1,740	8,217
Deferred leasing costs and value of in-place leases, net	192,269	146,522
Deferred loan costs, net	38,725	23,808
Acquired above-market leases, net	28,058	21,848
Other assets	14,148	10,406
Investment in unconsolidated joint ventures	18,325	24,378

Total assets	$5,749,778	$3,511,729

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$5,003,341	$2,794,349
Accounts payable and other liabilities	202,509	153,046
Dividends and distributions payable	24,888	24,934
Capital leases payable	5,232	5,996
Acquired below-market leases, net	155,824	72,821

Total liabilities	5,391,794	3,051,146

Commitments and Contingencies (See Note 18)

Minority interests	14,670	28,671
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,185,636 and 46,985,241 shares issued and outstanding at December 31, 2007 and 2006, respectively	472	470
Additional paid-in capital	691,518	680,980
Accumulated deficit and dividends	(331,735)	(257,124)
Accumulated other comprehensive (loss) income, net	(17,041)	7,486

Total stockholders’ equity	343,314	431,912

Total liabilities, minority interests and stockholders’ equity	$5,749,778	$3,511,729

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

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss):	$19,319	$70,326	$(23,818)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Minority interests	40	9,146	(9,587)
Equity in net loss of unconsolidated joint ventures	2,149	3,746	—
Operating distributions received from unconsolidated joint venture	3,570	5,422	—
Gain on sale of real estate	(195,387)	(108,469)	—
Depreciation and amortization	208,032	144,690	166,878
Deferred rent expense	1,558	(66)	(66)
Provision for doubtful accounts	1,546	331	148
Revenue recognized related to below-market leases, net of acquired above-market leases	(29,664)	(7,742)	(7,900)
Compensation expense for share-based awards	7,853	7,833	3,585
Loss from early extinguishment of debt	31,544	7,841	2,441
Amortization of deferred loan costs	7,421	4,954	5,444
Amortization of hedge ineffectiveness	187	—	—
Amortization of deferred gain from sale of interest rate swaps	(325)	(5,820)	(3,812)
Changes in assets and liabilities:
Rents and other receivables	(4,817)	(5,473)	(8,783)
Deferred rents	(11,956)	(7,354)	(13,570)
Due from affiliates	6,477	2,087	3,041
Deferred leasing costs	(20,084)	(15,922)	(18,389)
Other assets	(3,742)	17,547	(7,603)
Accounts payable and other liabilities	22,021	(17,085)	16,808

Net cash provided by operating activities	45,742	105,992	104,817

Cash flows from investing activities:
Acquisition of real estate	(2,908,322)	(194,807)	(1,549,846)
Expenditures for improvements to real estate	(250,286)	(170,888)	(64,724)
Proceeds from sale of real estate to unconsolidated joint venture, net	6,765	343,488	—
Other investing activities	(7,385)	—	—
Proceeds from disposition of real estate	663,533	—	117,849
(Increase) decrease in restricted cash	(140,095)	(43,219)	2,103

Net cash used in investing activities	(2,635,790)	(65,426)	(1,494,618)

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from financing activities:
Proceeds from mortgage loans	3,399,121	1,010,950	1,246,080
Proceeds from term loan	400,000	—	450,000
Proceeds from other secured loans	—	—	10,000
Proceeds from construction loans	180,969	113,974	—
Borrowings on revolving credit facility	—	—	133,000
Principal payments on mortgage loans	(755,163)	(466,669)	(91,000)
Principal payments on term loan	(400,000)	(415,000)	(35,000)
Principal payments on other secured loans	(15,000)	(50,000)	(146,200)
Repayments on revolving credit facility	—	(83,000)	(70,000)
Payment of loan costs	(45,601)	(13,836)	(14,844)
Payment of refinancing deposits	—	(3,266)	(14,507)
Other financing activities	3,464	(978)	3,799
Proceeds received from sale leaseback of real estate	—	25,319	—
Principal payments on capital leases	(2,251)	(2,012)	(1,757)
Contributions to Maguire Macquarie, LLC	—	—	5,902
Proceeds received from stock option exercise	3,934	5,614	—
Payment of dividends to preferred stockholders	(19,064)	(19,064)	(19,064)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(86,637)	(86,509)	(86,069)

Net cash provided by financing activities	2,663,772	15,523	1,370,340

Net increase (decrease) in cash and cash equivalents	73,724	56,089	(19,461)
Cash and cash equivalents at beginning of year	101,123	45,034	64,495

Cash and cash equivalents at end of year	$174,847	$101,123	$45,034

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$233,890	$138,695	$149,940

Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	$18,771	$28,251	$21,338
Accrual for dividends and distributions declared	24,888	24,934	24,701
Assumption of mortgage and other secured loans	—	—	155,000
Buyer assumption of mortgage loans secured by properties sold	593,800	661,250	103,600
Fair value of forward starting interest rate swaps assigned to mortgage lenders	14,745	8,810	—
Increase (decrease) in fair value of interest rate swaps and caps	35,363	8,685	(49)
Other secured loans converted to mortgage loans	—	—	44,000
Mortgage loans converted to other secured loans	—	—	10,000
Operating partnership units converted to common stock	—	4,971	13,264

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this Annual Report on Form 10-K/A refer to Maguire Properties, Inc. Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 86.4% interest, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc. (“TRS Holdings”), Maguire Properties TRS Holdings II, Inc., and Maguire Properties Services, Inc. (the “Services Company”) and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages, a retail property and a hotel. We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

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

Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in certain properties in connection with our IPO as well as a contribution of certain assets of the management, leasing and real estate development operations of the Predecessor, in exchange for limited partnership units in our Operating Partnership.

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

Investments in Real Estate

Assets Acquired –

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the fair value of real estate acquired is allocated to tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above- and below-market leases, in-place leases, tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of the loans assumed in connection with the real estate acquired.

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

In allocating the fair value of identified intangible assets and liabilities of an acquired property, above- and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed-rate renewal periods. Above-market lease values are amortized as a reduction of rental income in the consolidated statements of operations over the remaining non-cancelable terms of the respective leases while below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income in the consolidated statements of operations over the initial terms of the respective leases and any below market fixed-rate renewal periods.

In addition to the value of above- and below-market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and revenue losses are calculated, and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for our investment in real estate because such value and its consequence to amortization expense is immaterial. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market in-place leases, is amortized over the remaining non-cancelable periods of the respective leases and is included in depreciation and amortization in the consolidated statements of operations. If a lease is terminated prior to its stated expiration, we accelerate the amortization of the remaining unamortized assets associated with the tenant through the termination date. However, if we expect a loss on early lease termination, the unamortized amount is recognized in the consolidated statements of operations immediately. These amortization charges are included in depreciation and amortization in the consolidated statements of operations.

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

Useful Lives –

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense in the consolidated statements of operations as incurred. Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

• Buildings and improvements	25 to 50 years

• Acquired ground lease	Remaining life of the related leases as of the date of assumption of the lease

• Tenant improvements	Shorter of the useful lives or the terms of the related leases

• Furniture, fixtures, and equipment	5 years

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

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow or fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25,

Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that all share-based payments to employees, including grants of nonqualified stock options, are recognized in the consolidated statements of operations based on their fair values.

On April 1, 2005, we adopted SFAS No. 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding as of the beginning of the fiscal year of adoption.

Beginning in the second quarter of 2005, with the adoption of SFAS No. 123(R), we recorded stock-based compensation cost for nonqualified stock options, restricted stock and performance awards. Stock-based compensation cost recorded as part of general and administrative and other in the consolidated statements of operations for 2007, 2006 and 2005 was $7.5 million, $7.6 million and $4.0 million, respectively. During 2007, $0.8 million of stock-based compensation cost was capitalized as part of construction in progress. As of December 31, 2007, total unrecognized compensation cost related to unvested share-based payments totaled $22.2 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of 2.7 years.

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
Acquired above-market leases
Gross amount	$44,684	$30,998
Accumulated amortization	(16,626)	(9,150)

Net amount	$28,058	$21,848

Acquired in-place leases
Gross amount	$220,518	$139,380
Accumulated amortization	(110,339)	(68,138)

Net amount	$110,179	$71,242

Acquired below-market leases
Gross amount	$(218,372)	$(101,153)
Accumulated amortization	62,548	28,332

Net amount	$(155,824)	$(72,821)

Amortization of acquired below-market leases, net of acquired above-market leases, included as part of rental income in continuing operations for 2007, 2006 and 2005 was $29.0 million, $6.6 million and $7.0 million, respectively. Amortization related to discontinued operations for 2007, 2006 and 2005 was $0.6 million, $1.1 million and $0.9 million, respectively.

Amortization of acquired in-place leases included as part of depreciation and amortization in continuing operations for 2007, 2006 and 2005 was $52.7 million, $26.6 million and $33.1 million, respectively. Amortization related to discontinued operations for 2007, 2006 and 2005 was $2.0 million, $5.6 million and $5.5 million, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-place Leases	Acquired Below- Market Leases
2008	$8,508	$35,362	$(37,593)
2009	8,079	23,994	(31,078)
2010	4,511	17,464	(25,963)
2011	3,574	11,782	(20,737)
2012	2,302	8,711	(15,903)
Thereafter	1,084	12,866	(24,550)

	$28,058	$110,179	$(155,824)

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

Our contribution of One California Plaza to the joint venture did not qualify as a sale under SFAS No. 66. Accordingly, no gain on sale of real estate was recognized in the 2005 consolidated statement of operations as a result of our continuing involvement. The gain on sale was recognized in 2006.

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

In addition, $7.5 million of the purchase price is refundable to Macquarie Office Trust if the five properties we contributed to the joint venture do not meet certain pre-defined annual income targets for the three-year period ended January 5, 2009. Since the five properties did not meet the annual income targets during 2007 and 2006, we paid $3.2 million and $2.3 million, respectively, to Macquarie Office Trust to cover the shortfalls.

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

The joint venture’s condensed balance sheets are as follows (in thousands):

	December 31, 2007	December 31, 2006
Assets
Investments in real estate	$1,083,105	$1,086,294
Less: accumulated depreciation	(75,652)	(42,301)

	1,007,453	1,043,993
Cash and cash equivalents, including restricted cash	17,330	15,372
Rents, deferred rents and other receivables, net	16,889	11,414
Deferred charges, net	55,760	64,795
Other assets	11,009	16,381

Total assets	$1,108,441	$1,151,955

Liabilities and Members’ Equity
Mortgage loans	$809,935	$810,181
Accounts payable, accrued interest payable and other liabilities	25,114	30,399
Acquired below-market leases, net	12,418	16,674

Total liabilities	847,467	857,254

Members’ equity	260,974	294,701

Total liabilities and members’ equity	$1,108,441	$1,151,955

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Year Ended December 31, 2007	Period from January 5, 2006 to December 31, 2006
Revenue:
Rental	$83,108	$75,982
Tenant reimbursements	30,100	28,649
Parking	8,924	7,666
Interest and other	482	1,537

Total revenue	122,614	113,834

Expenses:
Rental property operating and maintenance	24,982	23,809
Real estate taxes	14,497	12,529
Parking	1,757	1,603
Depreciation and amortization	48,819	52,322
Interest	43,849	43,350
Other	4,608	4,227

Total expenses	138,512	137,840

Net loss	$(15,898)	$(24,006)

Company share	$(3,180)	$(4,801)
Intercompany eliminations	1,031	1,055

Equity in net loss of unconsolidated joint venture	$(2,149)	$(3,746)

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

Note 7—Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Outstanding as of
	Maturity Date	Interest Rate (1)	December 31, 2007	December 31, 2006
Floating-Rate Debt
Construction Loans:
3161 Michelson (2), (3)	9/28/2008	LIBOR + 2.50%	$210,325	$113,473
Lantana Media Campus (4)	6/13/2009	LIBOR + 1.50%	40,639	—
WAMU (4)	12/30/2008	LIBOR + 1.80%	25,935	501
Mission City (4)	2/22/2009	LIBOR + 1.90%	17,568	—
207 Goode (4), (5)	5/1/2010	LIBOR + 1.80%	476	—

Total construction loans			294,943	113,974

Variable-Rate Mortgage Loans:
Griffin Towers (6)	5/1/2008	LIBOR + 1.90%	200,000	—
500-600 City Parkway (7)	5/9/2009	LIBOR + 1.35%	97,750	—
Brea Corporate Place (8)	5/1/2009	LIBOR + 1.95%	70,468	—
Brea Financial Commons (8)	5/1/2009	LIBOR + 1.95%	38,532	—

Total variable-rate mortgage loans			406,750	—

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (9)	10/9/2012	LIBOR + 1.60%	368,370	—

Total variable-rate swapped to fixed-rate loans			368,370	—

Total floating-rate debt			1,070,063	113,974

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	—
Wells Fargo Tower	7/1/2010	4.68%	—	248,331
Two California Plaza (10)	5/6/2017	5.50%	465,762	—
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
777 Tower (10)	11/1/2013	5.84%	269,180	268,523
US Bank Tower	7/1/2013	4.66%	260,000	260,000
KPMG Tower	11/1/2011	5.14%	—	210,000
550 South Hope Street (10)	5/6/2017	5.67%	198,257	—
Park Place I	11/1/2014	5.64%	170,000	170,000
City Tower (10)	5/10/2017	5.85%	139,814	—
Glendale Center	8/11/2016	5.82%	125,000	125,000
500 Orange Tower (10)	5/6/2017	5.88%	109,022	—
2600 Michelson (10)	5/10/2017	5.69%	108,993	—
Park Place II	3/11/2012	5.39%	100,000	100,000
City Plaza (10)	5/10/2017	5.80%	99,984	—
Stadium Towers Plaza (10)	5/11/2017	5.78%	99,119	—
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
1920 Main Plaza (10)	5/10/2017	5.51%	80,135	—
2010 Main Plaza (10)	5/10/2017	5.51%	79,072	—
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City—3800 Chapman	5/6/2017	5.93%	44,370	—
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
18581 Teller (10)	5/6/2017	5.65%	19,820	—

Total fixed-rate debt			3,933,278	2,396,604

Properties disposed of in 2007:
Pacific Center	5/6/2016	5.76%	—	117,291
Regents Square	4/1/2012	5.13%	—	103,600
Wateridge Plaza	4/9/2008	LIBOR + 1.75%	—	47,880
Wateridge Plaza Mezzanine	4/9/2008	LIBOR + 1.75%	—	15,000

Total properties disposed of in 2007			—	283,771

Total consolidated debt			$5,003,341	$2,794,349

(1)	The December 31, 2007 one-month LIBOR rate of 4.60% was used to calculate interest on the variable-rate loans.
(2)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(3)	Three one-year extensions are available at our option, subject to certain conditions.
(4)	One one-year extension is available at our option, subject to certain conditions.
(5)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge the first $25.0 million of this loan, which effectively fixes the LIBOR rate at 5.564%.
(6)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period. One one-year extension is available at our option, subject to certain conditions.
(7)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions.
(8)	As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions.
(9)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(10)	These loans are reflected net of the related debt discount. At December 31, 2007, the discount for all loans referenced totals approximately $16 million.

As of December 31, 2007 and 2006, one-month LIBOR was 4.60% and 5.32%, respectively. The weighted average interest rate of our consolidated debt was 5.76% and 5.36% as of December 31, 2007 and 2006, respectively.

Except for our Park Place I loan, our debt requires the payment of interest-only until maturity. Beginning in January 2010, our Park Place I loan requires monthly principal payments based on a 30-year amortization table.

The aggregate amount of our consolidated debt maturing in the next five years is as follows (in thousands):

2008	$436,260
2009	264,957
2010	100,708
2011	2,361
2012	792,868
Thereafter	3,406,187

$5,003,341

As of December 31, 2007, $1.0 billion of our consolidated debt may be prepaid without penalty, $2.3 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements), $0.3 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.4 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

Mortgage Loans

Acquisitions

2007 Activity –

We purchased 24 office properties and 11 development sites in the Blackstone Transaction, of which eight of the office properties and three of the development sites were determined to be non-core assets and were subsequently disposed of.

We secured mortgage financing for the remaining 16 office properties. In connection with these financings, we entered into interest rate cap agreements for the variable-rate loans and an interest rate swap agreement for the fixed-rate mortgage loans.

The interest rate swap agreement was assigned to each of the three lenders that provided fixed-rate mortgages for the properties acquired in the Blackstone Transaction in exchange for lower stated interest rates on the underlying debt. The deferred gain on the assignment of the swap agreement was recorded in accumulated other comprehensive (loss) income in the consolidated balance sheet and is being amortized as a reduction of interest expense in the consolidated statement of operations over the life of the swap. The corresponding debt discount was recorded in the consolidated balance sheet as a reduction of the principal amount of the underlying debt and is being amortized as an increase to interest expense in the consolidated statement of operations over the life of the swap.

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

Refinancing

2007 Activity –

We completed a new $550.0 million, ten-year fixed-rate interest-only financing on the Wells Fargo Tower in April 2007. This mortgage loan bears interest at a fixed rate of 5.68% and matures in April 2017. The net proceeds from the financing, after repayment of the existing $247.1 million mortgage loan and payment of defeasance costs, closing costs and loan reserves, were approximately $290 million. The net proceeds were used to fund $175.0 million of the purchase price for the Southern California Equity Office Properties portfolio (the “Blackstone Transaction”) and for general corporate purposes. A loss from early extinguishment of debt of $4.3 million was recorded in 2007 as part of continuing operations in connection with the defeasance of this loan.

We also completed a new $400.0 million, five-year variable-rate interest-only refinancing for our KPMG Tower property in September 2007. This mortgage loan bears interest at a variable rate of LIBOR plus 1.60%. We entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%, resulting in an all inclusive rate of 7.16%. As of December 31, 2007, the amount borrowed under this loan is $368.4 million. The remaining $31.6 million is available to be drawn in future periods to pay for tenant improvements, leasing commissions and debt service related to the KPMG Tower.

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

We completed a ten-year, interest-only, fixed-rate $458.0 million mortgage refinancing for Gas Company Tower and the World Trade Center garage in August 2006. This loan bears interest at 5.10% and matures in August 2016. The proceeds were used to repay the existing $280.0 million mortgage loans and pay down our previous $450.0 million term loan.

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

Bridge Mortgage Loan

We obtained a $223.0 million, five-year, interest-only bridge mortgage loan to help fund the Blackstone Transaction. This mortgage loan contained no prepayment penalties if repaid within 60 days of closing. We used net proceeds received from the subsequent disposition of certain properties acquired in the Blackstone Transaction to fully repay this loan in 2007. A loss from early extinguishment of debt totaling $1.5 million was recorded in continuing operations during 2007 in connection with the repayment of the bridge loan.

Construction Loans

2007 Activity –

We entered into a $26.8 million variable-rate construction loan for our development project at Mission City Corporate Center located in San Diego, California in February 2007. This loan bears interest at LIBOR plus 1.90% and matures in February 2009. As of December 31, 2007, $17.6 million is outstanding under this loan.

We entered into an $88.0 million variable-rate construction loan for our development project at the Lantana Media Campus located in Santa Monica, California in June 2007. This loan bears interest at LIBOR plus 1.50% and matures in June 2009. As of December 31, 2007, $40.6 million was outstanding under this loan.

In 2007, we entered into a variable-rate construction loan for our development project at 207 Goode located in Glendale, California. This loan bears interest at LIBOR plus 1.80% and matures in May 2010. The first $25.0 million of this loan has been hedged using an interest rate swap agreement that effectively fixes the LIBOR rate at 5.564%.

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

Note 8—Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by Maguire Properties, Inc. In conjunction with the formation of Maguire Properties, Inc., Mr. Maguire, entities controlled by Mr. Maguire, and certain other persons and entities who contributed ownership interests in the Predecessor properties to our Operating Partnership received limited partnership units in our Operating Partnership.

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

The income tax treatment for dividends on our Series A Preferred Stock for 2007, 2006 and 2005 is as follows (unaudited):

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

The awards are to be settled in our common stock, or at our option, in cash; however it is our intent to settle with stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of the awards exceed $50.0 million. As of December 31, 2007, 77.5% of the award has been allocated to participants. We are accounting for the awards as equity classified awards under SFAS No. 123(R). The aggregate fair value of the awards at the date of the grant was approximately $1.7 million, $5.3 million and $3.8 million for 2007, 2006 and 2005, respectively (obtained by a third party appraisal using the Monte Carlo Simulation Method), which will be recorded as compensation expense, on a straight-line basis, over the derived requisite service period ranging from 2- 1/2 to 5 years. For 2007, 2006 and 2005, compensation cost recognized in the consolidated statements of operations related to this plan was $2.0 million and $1.4 million and $1.0 million, respectively.

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

More specifically, the Performance Award will vest as follows:

•

If Mr. Maguire remains continuously employed as our Chief Executive Officer until July 13, 2010 and we achieve a compound annual total stockholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on July 13, 2010, then the Performance Award will vest as of July 13, 2010 in an amount equal to 10% of our excess stockholder value created during that period; or

•

If (i) a change in control, as determined under the agreement, occurs prior to July 13, 2010 and Mr. Maguire has remained continuously employed as our Chief Executive Officer until the date of such change in control and (ii) our company achieves a compound annual total stockholder return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on the date of such change in control, then the Performance Award will vest as of the date of such change in control in an amount equal to 10% of our excess stockholder value created during that period.

The vested Performance Award will be paid in shares of our common stock (subject to the limits in the Incentive Award Plan) or, at our option, in cash, at the end of the performance period. We intend to settle this award in our common stock. In no event will the number of shares of common stock issued pursuant to the Performance Award exceed 1,400,000 shares, and the dollar value of the Performance Award will not exceed the product of (i) 1,400,000 shares of our common stock (subject to adjustment as provided by the Incentive Award Plan) and (ii) the fair market value of our common stock on the date the Performance Award becomes vested. The aggregate fair value of the Performance Award at the date of grant was estimated to be approximately $10.9 million. The Performance Award has been accounted for in accordance with SFAS No. 123(R). For 2007 and 2006, we recognized $2.7 million and $1.3 million, respectively, of compensation cost related to the Performance Award.

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

Note 13—Income Taxes

In 2003, we elected REIT status and believe that we have always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Code. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. We may also be subject to certain state or local income taxes, or franchise taxes on our REIT activities.

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. In 2007, we recorded a tax provision of approximately $0.9 million, which is included in other expense in our consolidated statements of operations. There was no income tax provision or benefit recorded during 2006 or 2005.

Note 14—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow or fair value hedges under SFAS No. 133.

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

Interest Rate Swaps Assigned to Lenders

During 2007 and 2006, we assigned certain interest rate swap agreements to our lenders in exchange for lower stated interest rates on the underlying debt. Deferred gains on the assignment of the swap agreements totaling $14.7 million and $8.8 million in 2007 and 2006, respectively, were recorded in accumulated other comprehensive (loss) income in the consolidated balance sheets at the time of assignment. The deferred gains recorded during 2007 relate to loans maturing in 2017, while the deferred gain recorded in 2006 relates to a loan that matures in 2013.

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

The estimated fair value of our mortgage and other secured loans is $5,195.8 million (compared to a carrying amount of $5,003.3 million) as of December 31, 2007 and $2,728.3 million (compared to a carrying value of $2,794.3 million) as of December 31, 2006. We calculated the fair value of our mortgage and other secured loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

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

In 2006, we entered into irrevocable waivers of our rights under option agreements with respect to certain properties or property interests owned directly or indirectly by Mr. Maguire. The waivers were unanimously approved by our board of directors. The waivers relinquish our rights to acquire any of the subject option properties now or in the future and provide that the option agreements, including the related rights of first offer, be terminated. Additionally, our board of directors voted to terminate a “right of first offer” agreement with respect to a 2.1 million square foot office, hotel and retail property located in the Dallas/Fort Worth, Texas area (“Solana”), and a 322 acre Solana land parcel also owned by Mr. Maguire. We continue to be compensated for asset management and leasing services for these properties. Mr. Maguire voluntarily paid us $0.7 million to reimburse us for costs incurred in connection with the waivers and right of first offer termination.

We have entered into a tax indemnification agreement with Mr. Maguire. Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the

Operating Partnership at the time of our IPO in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement are met. We have agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties are sold during the lock-out period. The lock-out period does not apply if a property is disposed of in a nontaxable transaction (i.e., Section 1031 exchange). In connection with the tax indemnification agreement, certain mortgage loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries. Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Predecessor have guaranteed a portion of our mortgage loans. As of December 31, 2007, $591.8 million of our debt is subject to such guarantees.

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

Note 16—Employee Benefit Plan

Our full-time employees who have completed 30 days of service (or prior to March 1, 2007, 12 months of service) are eligible to participate in a 401(k) savings plan sponsored by Maguire Properties, L.P., which is a funded defined contribution plan that satisfies ERISA requirements. We make employer nondiscretionary matching contributions as well as discretionary profit sharing contributions, if any, in cash. The plan allows employees to allocate their voluntary contributions and employer matching and profit sharing contributions to a variety of investment funds. Our 401(k) plan does not have a fund that invests directly in Maguire Properties, Inc. common or preferred stock. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year. During 2007, 2006 and 2005, we contributed $0.6 million, $0.3 million and $0.3 million, respectively, to the 401(k) plan.

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

$1,880,564

Our rental revenue in continuing operations was increased by straight-line rent adjustments totaling $12.1 million, $7.4 million and $13.2 million in 2007, 2006 and 2005, respectively, while rental revenue in discontinued operations increased by $0.3 million and $0.4 million in 2007 and 2005, respectively. Rental revenue in discontinued operations for 2006 was reduced by $0.4 million from straight-line rent adjustments.

Additionally, the net impact of the amortization of acquired above- and below-market leases increased our rental revenue in continuing operations by $29.0 million, $6.6 million and $7.0 million for 2007, 2006 and 2005, respectively. Rental income in discontinued operations benefited from amortization of acquired above- and below-market leases by $0.6 million, $1.1 million and $0.9 million in 2007, 2006 and 2005, respectively.

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

$392,136

Operating Lease

We have a full-service, ten-year operating lease for our corporate offices at 1733 Ocean Avenue, a property beneficially owned by Robert F. Maguire III, our Chairman and Chief Executive Officer, which commenced in July 2006 and expires in 2016. The lease is for 17,207 square feet of rentable area on the fourth floor. The lease had an initial annual stated rent of $929,178 and an effective initial annual rent of $680,245, after accounting for priority cash flow participation for the amount of $248,933 for the first lease year in our favor. The priority cash flow participation is a rent credit that effectively decreases our net rent to rates comparable to rates in downtown Los Angeles that went into effect upon lease commencement. It increases at the rate of three percent (3%) per annum on each anniversary of the lease commencement date throughout the initial lease term.

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

Parking Easement

In connection with the sale of the 808 South Olive garage, we entered into an amended and restated parking easement with the buyer of the garage, which expires in 2011. The buyer is obligated to provide a specified number of monthly spaces, which decrease over the term of the easement, for use by tenants of Gas Company and US Bank Towers in exchange for monthly payments as consideration for both the parking spaces and a pro rata share of the operating expenses of the garage.

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

During 2006, we had a master lease with Macquarie Office Trust related to the properties we contributed to our joint venture with them. During 2006, we paid $5.0 million related to this lease, and we had no further obligation under this lease as of December 31, 2006.

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

Contingent Consideration –

We are obligated to refund $7.5 million of the purchase price to Macquarie Office Trust if the five properties we contributed to our joint venture do not meet certain pre-defined annual income targets for the three- year period ended January 5, 2009. Since the five properties did not meet the annual income targets during 2007 and 2006, we paid $3.2 million and $2.3 million, respectively, to Macquarie Office Trust to cover the shortfalls. As of December 31, 2007, we have $2.0 million recorded for this obligation.

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

Hotel Management Agreement

In 2002, we entered into a hotel management agreement with Westin® Management Company West (“Westin®”) to operate the Westin® Pasadena Hotel. This agreement has a 15-year term and calls for base management fees of 3.0% of gross operating revenue and incentive management fees, if applicable, as defined in the agreement. Additionally, we received a $3.5 million payment from Westin® at the inception of agreement, which we are amortizing as a reduction of management fee income over a 10-year period. Any unamortized amount is refundable to Westin® in the event that the management agreement is terminated prior to its expiration.

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

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired. SFAS No. 141R also expands required disclosure to improve financial statement users’ the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment to ARB No. 51. SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our results of operations and financial condition.

Note 20—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share amounts)
Year Ended December 31, 2007
Revenue from continuing operations (1)	$97,917	$141,760	$152,926	$155,432
Loss from continuing operations	(5,864)	(39,965)	(51,185)	(39,548)
(Loss) income from discontinued operations	(1,957)	20,301	137,685	(148)
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net (loss) income available to common stockholders	(12,587)	(24,430)	81,734	(44,462)

Net (loss) income available to common stockholders—basic	$(0.27)	$(0.52)	$1.74	$(0.95)
Weighted average number of common shares outstanding	46,578,064	46,678,583	46,870,588	46,870,622

Net (loss) income available to common stockholders—diluted	$(0.27)	$(0.52)	$1.74	$(0.95)
Weighted average number of common and common equivalent shares outstanding	46,578,064	46,678,583	46,893,916	46,870,622

Distributions declared per common share	$0.40	$0.40	$0.40	$0.40
Common stock market price:
High	$44.69	$38.08	$36.00	$30.73
Low	34.81	33.26	21.95	23.84

Year Ended December 31, 2006
Revenue from continuing operations (2)	$102,969	$101,674	$105,600	$121,159
Income (loss) from continuing operations	90,321	(6,927)	(2,627)	(1,811)
Loss from discontinued operations	(758)	(2,829)	(2,850)	(2,193)
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net income (loss) available to common stockholders	84,797	(14,522)	(10,243)	(8,770)

Net income (loss) available to common stockholders—basic	$1.85	$(0.31)	$(0.22)	$(0.19)
Weighted average number of common shares outstanding	45,723,233	46,156,438	46,565,959	46,572,219

Net income (loss) available to common stockholders—diluted	$1.84	$(0.31)	$(0.22)	$(0.19)
Weighted average number of common and common equivalent shares outstanding	46,054,880	46,156,438	46,565,959	46,572,219

Distributions declared per common share	$0.40	$0.40	$0.40	$0.40
Common stock market price:
High	$36.60	$36.47	$41.53	$44.12
Low	30.15	30.98	34.70	39.32

(1)	During the second quarter of 2007, we purchased 24 office properties and development sites from Blackstone Real Estate Advisors for $2.875 billion. The consolidated statements of operations include the results of operations for these properties commencing with the date of acquisition, April 24, 2007.
(2)	Total revenue for fourth quarter 2006 includes a lease termination fee of $20.3 million.

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

Note 21—Investments in Real Estate

A summary of information related to our investments in real estate as of December 31, 2007 is as follows (in thousands):

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
601/611/633/655/675 Anton Boulevard
3180/3199/3200/3210 Park Center Drive
3200 Bristol Street
3201 Avenue of the Arts

Orange, CA
The City—3800 Chapman	44,370	10,068	32,892	—	2	10,068	32,894	42,962	(936)	2007	(a)
3800 West Chapman
City Parkway	97,750	27,865	111,708	—	22	27,865	111,730	139,595	(2,830)	2007	(a)
500/505/600 City Parkway West
4050 W. Metropolitan	—	3,500	—	—	1	3,500	1	3,501
City Tower	140,000	23,984	114,872	—	642	23,984	115,514	139,498	(2,848)	2007	(a)
333 City Boulevard West
City Plaza	101,000	21,919	87,191	—	207	21,919	87,398	109,317	(2,284)	2007	(a)
One City Boulevard West
500 Orange Tower	110,000	20,086	63,318	—	128	20,086	63,446	83,532	(2,013)	2007	(a)
450/500 N. State College Boulevard

Anaheim, CA
Stadium Towers	100,000	16,656	71,031	—	98	16,656	71,129	87,785	(1,898)	2007	(a)
2400 E. Katella Avenue

Brea, CA
Brea Corporate Place(5)	70,468	(1,763)	78,823	—	62	(1,763)	78,885	77,122	(2,027)	2007	(a)
135/145 S. State College Boulevard
Brea Financial Commons	38,532	9,896	26,181	—	175	9,896	26,356	36,252	(771)	2007	(a)
100/120/140 S. State College Boulevard
130 State College	—	1,590	8,430	—	—	1,590	8,430	10,020	(194)	2007	(a)
130 S. State College Boulevard

San Diego, CA
Mission City Center	52,000	7,362	43,900	—	2,189	7,362	46,089	53,451	(4,977)	2005	(a)
2355/2365/2375 Northside Drive

Total office properties	4,934,243	594,444	3,079,552	98,240	1,314,791	681,072	4,405,955	5,087,027	(476,337)

		Initial Cost (1)		Costs Capitalized Subsequent to Acquisition		Total Costs
	Encum- brances	Land, Acquired Ground Lease and Land Held for Devel- opment and Disposition	Building & Improve- ments	Carrying Costs	Improve- ments	Land, Acquired Ground Lease and Land Held for Devel- opment and Disposition	Building & Improve- ments(2)	Total	Accu- mulated Depre- ciation(2)	Year Acquired (a) or Con- structed(c)(1)
Properties under Construction:

Santa Monica, CA
Lantana Media Campus	$40,639	$17,560	$—	$47,985	$—	$65,545	$—	$65,545	$—
3030 Olympic Boulevard
3303 Exposition Boulevard

Glendale, CA
207 Goode Avenue	476	19,155	—	4,750	—	23,905	—	23,905	—

Irvine, CA
Washington Mutual Campus
17885 Von Karman Avenue	25,935	7,332	—	27,862	—	35,194	—	35,194	—

San Diego, CA
Mission City Corporate Center
2385 Northside Drive	17,568	4,212	—	18,587	—	22,799	—	22,799	—

Total properties under construction	84,618	48,259	—	99,184	—	147,443	—	147,443	—

Land Held for Development:

Los Angeles County
755 S. Figueroa Street(4)	—	38,964	—	1,057	—	40,021	—	40,021	—
Glendale Center—Phase II	—	—	—	213	—	213	—	213	—

Orange County
Pacific Arts Plaza(4)	—	17,050	—	1,151	—	18,201	—	18,201	—
Park Place/2600 Michelson Drive	—	55,916	—	5,920	—	61,836	—	61,836	—
Brea Financial Commons/Brea Corporate Place	—	92	—	13	—	105	—	105	—
Stadium Tower II	—	12,700	—	5	—	12,705	—	12,705	—
500 Orange Center	—	16,850	—	83	—	16,933	—	16,933	—
City Tower II	—	25,200	—	10	—	25,210	—	25,210	—

San Diego County
San Diego Tech Center	—	17,677	—	4,790	—	22,467	—	22,467	—

Other
Corporate assets	—	—	—	4,917	1,966	4,917	1,966	6,883	—

Total land held for development	—	184,449	—	18,159	1,966	202,608	1,966	204,574	—

	$5,018,861	$827,152	$3,079,552	$215,583	$1,316,757	$1,031,123	$4,407,921	$5,439,044	$(476,337)

**	Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.
(1)	For properties previously owned by the Predecessor, the initial cost and year acquired or constructed are based on the initial acquisition or construction by the joint venture entity invested in by the Predecessor.
(2)	Portions of accumulated depreciation and amortization were offset against buildings and improvements in connection with applying purchase accounting for additional interests in the properties previously invested in by the Predecessor.
(3)	US Bank Tower includes the Westlawn off-site parking garage and KPMG Tower includes the X-2 off-site parking garage.
(4)	These properties are encumbered by our $130.0 million revolving credit facility. As of December 31, 2007, we have approximately $119.7 million available to be drawn. Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.
(5)	Amounts shown in land, acquired ground lease, and land held for development and disposition represent the fair value of ground lease at the date of acquisition.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Robert F. Maguire III, our principal executive officer, and Martin A. Griffiths, our principal financial officer, evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2007 and their report is included in this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since
Robert F. Maguire III	73	Chairman of the Board and Chief Executive Officer	2002
Martin A. Griffiths	44	Executive Vice President and Chief Financial Officer	2006
Mark T. Lammas	41	Executive Vice President, Development	2002
Paul S. Rutter	55	Executive Vice President, Major Transactions	2006
Jonathan L. Abrams	32	Senior Vice President, General Counsel and Secretary	2007
Ted J. Bischak	55	Senior Vice President, Asset Management	2005
Javier F. Bitar	46	Senior Vice President, Senior Investment Officer	2003
William H. Flaherty	57	Senior Vice President, Marketing	2004
Robert P. Goodwin	56	Senior Vice President, Construction and Development	2002
Peter K. Johnston	53	Senior Vice President, Leasing	2006
Shant Koumriqian	35	Senior Vice President, Finance and Accounting	2004
Peggy M. Moretti	45	Senior Vice President, Investor and Public Relations	2003

Mr. Maguire has served as our Chairman of the Board since January 2002, our Chief Executive Officer since January 2006 and from June 2002 to November 2002, and Co-Chief Executive Officer from November 2002 to December 2005. He began his career with Security Pacific National Bank where he progressed to Vice President, working with many of the country’s largest corporations and real estate developers. In 1965, he established the Maguire Organization, comprised of Maguire Partners Development, Ltd. and its more than 125 predecessor and related entities. All were predominantly owned by or otherwise affiliated with Mr. Maguire, and collectively did business as Maguire Partners. Maguire Partners initially specialized in industrial and housing projects and commenced commercial office building development in 1968. Mr. Maguire has directed the development of more than 25 million square feet of institutional-quality projects nationally, usually with major tenants such as Sempra Energy, IBM, Wells Fargo Bank, Bank of America, The Walt Disney Company, MGM and Time Warner. Recognized for the architectural quality of its properties, the Maguire Organization has received numerous awards for design excellence. Under Mr. Maguire’s direction, the firm developed some of the most significant landmark projects in the country, including US Bank Tower, Gas Company Tower, Wells Fargo Tower and KPMG Tower in Los Angeles, California; Plaza Las Fuentes in Pasadena, California; 3161 Michelson (Park Place) in Irvine, California; Commerce Square in Philadelphia, Pennsylvania; and Solana in the Dallas/Fort Worth, Texas area. Mr. Maguire received his Bachelor’s degree in Political Science from the University of California, Los Angeles. Mr. Maguire is a trustee of St. John’s Hospital in Santa Monica, California and a board member of the Los Angeles County Museum of Art and the Los Angeles Music Center.

Mr. Griffiths has served as our Executive Vice President and Chief Financial Officer since March 2007 and was our Executive Vice President, Operations from June 2006 to March 2007. Prior to joining our company, he was a partner at Deloitte Tax, LLP, where he ran the real estate tax group for the Pacific Southwest. Prior to that, Mr. Griffiths was a partner in the real estate tax practice at Arthur Andersen, where he worked from 1985 to 2002. He has worked closely with the Maguire Organization for more than 20 years. He holds a Bachelor of Science degree in Accounting from Loyola Marymount University and is a certified public accountant.

Mr. Lammas has served as our Executive Vice President, Development since August 2007. Prior to that time, Mr. Lammas served as Executive Vice President, Development and Secretary from June 2006 to August

2007, and Senior Vice President, General Counsel and Secretary from June 2003 to June 2006, and prior to that, as Senior Vice President and General Counsel for Maguire Partners from June 1998. Before joining Maguire Partners, Mr. Lammas was an attorney with Cox, Castle & Nicholson LLP from September 1992 to June 1998. Mr. Lammas holds a Bachelor’s degree in Political Economies of Industrial Societies, magna cum laude, from the University of California, Berkeley and a Juris Doctor degree from the Boalt Hall School of Law, University of California, Berkeley.

Mr. Rutter has served as our Executive Vice President, Major Transactions since June 2006. In his role as Executive Vice President, Mr. Rutter supervises and oversees our leasing, acquisition, disposition, joint venture and financing transactions. Prior to joining our company, he was the Managing Shareholder of Gilchrist & Rutter Professional Corporation, a real estate law firm in Los Angeles that he co-founded in 1983. Mr. Rutter has represented and worked closely with Maguire entities for more than 25 years and has represented many public and private real estate companies throughout his career, including Thomas Properties Group, CommonWealth Partners, JP Morgan Investment Management and Trammell Crow, among others. He received his Juris Doctor degree from UCLA School of Law (1978, Order of the Coif) and graduated magna cum laude from University of California, Los Angeles.

Mr. Abrams joined our company in August 2007 and serves as Senior Vice President, General Counsel and Secretary. From April 2006 to June 2007, Mr. Abrams was Senior Vice President of Business and Legal Affairs at Lionsgate Entertainment, where he was responsible for SEC and Sarbanes-Oxley Act compliance. He was also involved in acquisitions and financings for the firm. From October 2001 to March 2006, Mr. Abrams was an attorney with the law firm of Latham & Watkins LLP, where he worked on a wide range of corporate matters involving Maguire Properties. He holds a Bachelor’s degree in Political Science, cum laude, from the University of California, Berkeley. He also holds a Juris Doctor degree, cum laude, from Harvard Law School.

Mr. Bischak has served as our Senior Vice President, Asset Management since July 2005. Prior to joining our company, Mr. Bischak served as Senior Vice President for CommonWealth Partners, a Los Angeles-based privately owned real estate investment, development and management organization. At CommonWealth Partners, Mr. Bischak was responsible for all operations activities, including in-house property management, tenant improvements, operational leasing and asset management. Mr. Bischak held senior operations positions with Tooley & Company and The Irvine Company during his 25-year commercial real estate career. Mr. Bischak holds a Bachelor of Science degree in Business Administration, cum laude, from California State University, Fullerton.

Mr. Bitar has served as our Senior Vice President, Senior Investment Officer since April 2006 and our Senior Vice President, Finance from June 2003 to April 2006. Mr. Bitar joined Maguire Partners in 1987 as a Financial Analyst and held several finance positions before being admitted as a Partner in 1999. Prior to joining Maguire Partners, Mr. Bitar was an audit senior with Arthur Andersen’s Real Estate Services Group. Mr. Bitar is a certified public accountant and a member of the Institute of Property Taxation, the American Institute of Certified Public Accountants and the California State Board of Accountancy. Mr. Bitar holds a Bachelor’s degree in Business Administration from California State University, Los Angeles.

Mr. Flaherty has served as our Senior Vice President, Marketing since April 2006, and as our Senior Vice President, Leasing and Marketing from May 2004 to April 2006. Mr. Flaherty has more than 25 years of commercial real estate experience, 13 of which are with the Maguire Organization. He most recently was a Partner at Maguire Partners, with primary responsibility for marketing and leasing at the Solana Properties, a 900-acre master-office, hotel and retail property located in the Dallas/Fort Worth, Texas area. Mr. Flaherty originally joined Maguire Partners in 1990, where he served in various senior leasing positions until 1998. Prior to rejoining Maguire Partners in 2002, he served as Senior Vice President of Hillwood Urban Development in Dallas, Texas. Mr. Flaherty holds a Bachelor of Arts degree in Business Administration from St. Ambrose University and a Masters degree in Business Administration from the University of Portland.

Mr. Goodwin has served as our Senior Vice President, Construction and Development since June 2002. Mr. Goodwin served as President of Hillwood Urban Development in Dallas, Texas from 2001 to 2002. Prior to that time, Mr. Goodwin was a Partner of CommonWealth Partners from 1997 to 2001. From 1987 to 1996, Mr. Goodwin was a Vice President and Senior Vice President of Construction with Maguire Thomas Partners. Mr. Goodwin holds a Bachelor of Science degree in engineering from Kansas State University.

Mr. Johnston has served as our Senior Vice President, Leasing since March 2006, and as our Senior Vice President, Major Lease Transactions from January 2006 to March 2006. Mr. Johnston served in a consultancy role responsible for major lease transactions for Maguire Properties from April 2005 to January 2006. From January 1996 through March 2005, Mr. Johnston served as President of Leasing for CommonWealth Partners, where he was responsible for all brokerage activities and lease transactions. From 1985 through 1995, Mr. Johnston was the Senior Vice President, Leasing for Maguire Thomas Partners, where he was responsible for leasing in Southern California and Philadelphia. Mr. Johnston holds a Bachelor of Science degree in Business Administration, with a Real Estate major and an Accounting minor, from The University of Denver.

Mr. Koumriqian has served as our Senior Vice President, Finance and Accounting since January 2008, and as our Vice President, Finance from July 2004 to January 2008. From June 2002 until July 2004, Mr. Koumriqian worked for Deloitte & Touche LLP, where he occupied the position of senior manager in the real estate practice. Prior to June 2002, he served as senior accountant, then manager with Arthur Andersen LLP. Mr. Koumriqian holds a Bachelor’s degree in Business Administration from California State University, Los Angeles.

Ms. Moretti has served as our Senior Vice President, Investor and Public Relations since June 2003, with responsibility for investor relations and corporate communications. Prior to joining Maguire Partners in 1996, Ms. Moretti served as Director of Public Relations for The Peninsula Beverly Hills from 1991 to 1996. From 1985 to 1991, Ms. Moretti served in various roles for Rogers & Cowan, an international public relations consultancy firm. She is a member of the National Association of Industrial and Office Properties and has served as a board member of the Los Angeles Conservancy. Ms. Moretti holds a Bachelor of Science degree in Political Science from the University of California, Los Angeles.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since
Robert F. Maguire III	73	Chairman of the Board	2003
Walter L. Weisman	72	Vice Chairman and Lead Director	2003
Lawrence S. Kaplan	65	Director	2003
Andrea L. Van de Kamp	64	Director	2003
George A. Vandeman	68	Director	2007

Mr. Maguire has served as our Chairman of the Board since January 2002, our Chief Executive Officer since January 2006 and from June 2002 to November 2002, and Co-Chief Executive Officer from November 2002 to December 2005. See “– Executive Officers of the Registrant” for Mr. Maguire’s biographical information.

Mr. Kaplan has served on our board of directors since May 14, 2003. Mr. Kaplan is a certified public accountant and retired as a partner from Ernst & Young LLP in September 2000, where he was the national director of that firm’s REIT Advisory Services group. Mr. Kaplan joined Ernst & Young LLP as a partner in 1995 and was actively involved in the formation of numerous publicly-traded REITs. After his retirement in 2000, Mr. Kaplan was retained by Ernst & Young LLP as a consultant through 2001. Mr. Kaplan has served on the board of governors of the National Association of Real Estate Investment Trusts and has been actively involved in REIT legislative and regulatory matters for more than 20 years. He is a member of the board of directors of Highwoods Properties, Inc. and Feldman Mall Properties, Inc., publicly-held REITs, where he serves as chair of their audit committees, and until December 2005, was a director of Endeavour Real Estate Securities Limited, a privately-held REIT. At Feldman Mall Properties, Mr. Kaplan is also a member of their compensation and nomination/governance committees. Mr. Kaplan holds a Bachelor of Science degree from the University of Chicago and a Masters in Business Administration from Columbia University. He is the Chair of our Audit Committee and a member of our Compensation Committee, and Nominating and Corporate Governance Committee.

Ms. Van de Kamp has served on our board of directors since April 23, 2003. Ms. Van de Kamp has served as President of the West Coast Division of Fernwood Art Investments, LLC since January 2006. Prior to joining Fernwood, she served as Chairman of Sotheby’s west coast business activities, and until 2005, was a Senior Vice President for Sotheby’s North America. Ms. Van de Kamp is the Chairman Emeritus of the Performing Arts Center of Los Angeles County, which is the second largest performance arts center in the United States. Prior to joining Sotheby’s in 1989, Ms. Van de Kamp was President and CEO of the Independent Colleges of Southern California, where she administered annual fundraising campaigns for 15 independent colleges. Earlier in her career, she served as Director for Public Affairs for Carter Hawley Hale Stores, Director of Development of the Museum of Contemporary Art, Executive Director of the Southern California Coro Foundation and Associate Director of Admissions for Dartmouth College. Ms. Van de Kamp served on the board of directors of Jenny Craig, Inc. from August 1994 until May 2002, The Walt Disney Company from December 1998 until March 2003, and City National Bank from 1993 until 2006. Ms. Van de Kamp is a graduate of Michigan State University and received a Master’s degree from Teacher’s College of Columbia University. She is a member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Mr. Vandeman has served on our board of directors since October 2, 2007. Mr. Vandeman has been the principal of Vandeman & Co., a private investment firm, since he retired in July 2000 from Amgen Inc., the world’s largest biotechnology company. From 1995 to 2000, Mr. Vandeman was Senior Vice President and General Counsel of Amgen and a member of its Operating Committee. Immediately prior to joining Amgen in July 1995, Mr. Vandeman was a senior partner and head of the Mergers and Acquisitions Practice Group at the international law firm of Latham & Watkins LLP, where he worked for nearly three decades. Mr. Vandeman is a member and past Chair of the Board of Councilors at the University of Southern California Law School. Mr. Vandeman also serves as Chair of the board of directors of ValueVision Media, Inc., the operator of the ShopNBC television home shopping network. He is the Chair of our Compensation Committee and a member of our Audit Committee, and Nominating and Corporate Governance Committee.

Mr. Weisman has served on our board of directors since April 23, 2003. Mr. Weisman is a past Chairman and Chief Executive Officer of American Medical International, Inc. (“AMI”). Mr. Weisman was admitted to the California bar in 1960, practiced law for several years, entered the healthcare field in 1969 and joined AMI in 1972. He became Chief Operating Officer of AMI in 1976, President in 1978 and Chief Executive Officer in 1985. When Mr. Weisman left AMI in 1988, AMI was primarily a hospital management company that owned and operated acute care hospitals across the United States and in Europe, the Middle East, Latin America, Asia and Australia. At the time, AMI had more than 50,000 employees and annual revenues of approximately $4 billion. Since 1988, Mr. Weisman has been involved in private investments and volunteer activities. He is presently Vice Chairman of the Board of Trustees of the California Institute of Technology and a Member of the Institute’s oversight committee for the Jet Propulsion Laboratory. Mr. Weisman is the former Chairman and is now a Life Trustee of the Board of Trustees of the Los Angeles County Museum of Art and Chairman of the Board of Trustees of the Sundance Institute. He is also a trustee of the Kress Foundation. Mr. Weisman is a director of Occidental Petroleum Corporation (Los Angeles) and Fresenius Medical Care (Frankfurt, Germany), and until March 2005 was a director of Community Care Health Network, Inc. (New York City). Mr. Weisman holds a Bachelor’s degree from Stanford University and a Juris Doctor degree from Stanford Law School. On February 2, 2006, our board of directors approved the appointment of Mr. Weisman as the non-executive Vice Chairman and lead director of our board of directors. Mr. Weisman is also the Chair of our Nominating and Corporate Governance Committee and a member of our Audit Committee and Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership of such securities with the SEC. Such officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with, except that: (1) a regular annual grant of 487 shares of restricted stock made on January 1, 2007 to Mr. Koumriqian was not reported on a timely basis but was subsequently reported on a Form 5 filed on February 8, 2008, (2) Lawrence S. Kaplan, a member of our board of directors, purchased 2,000 shares of our common stock on September 11, 2007 that was not reported on a timely basis as a result of a clerical error by our company, but was subsequently reported on a Form 4 filed on September 20, 2007, and (3) Andrea L. Van de Kamp, a member of our board of directors, purchased a total of 2,000 shares of our common stock on September 7 and 10, 2007 that was not reported on a timely basis, but was subsequently reported on a Form 4 filed on April 24, 2008.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics that applies to members of our board of directors, executive officers, employees and agents, which can be accessed on our website at http://www.maguireproperties.com under the heading “Investor Relations, Corporate Governance.” Any amendment to, or waiver of, any provision of the code of business conduct and ethics applicable to our directors and executive officers must be approved by our board of directors. Any such amendment or waiver that would otherwise be required to be disclosed under SEC rules or NYSE listing standards or regulations will be promptly posted on our website. This document is also available in print to any stockholder who sends a written request to such effect to the attention of Jonathan L. Abrams, Secretary, Maguire Properties, Inc., 1733 Ocean Avenue, Suite 400, Santa Monica, California 90401.

Changes to Nominating Procedures for Use by Security Holders

In a Form 8-K filed with the SEC on March 5, 2008, we announced that our 2008 Annual Meeting of Stockholders would be held no earlier than August 1, 2008 and that the advance notice period for submission of stockholder nominations for election of directors and other stockholder proposals for consideration at the annual meeting would begin no earlier than May 3, 2008. A press release will be made at a future date announcing the date of our 2008 Annual Meeting of Stockholders and the corresponding period for submission of stockholder nominations.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Kaplan is Chair and Mr. Vandeman, Ms. Van de Kamp and Mr. Weisman are members of the Audit Committee, all of whom are independent directors. The board of directors has determined that Mr. Kaplan is an “audit committee financial expert” as defined by the SEC. The Audit Committee meets the New York Stock Exchange (“NYSE”) composition requirements, including the requirements dealing with financial literacy and financial sophistication. The members of our Audit Committee satisfy the enhanced independence standards applicable to audit committees pursuant to Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

Our Chief Executive Officer has filed his annual certification with the NYSE for 2007 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed the Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer with the SEC, which are attached herewith as Exhibits 31.1 and 31.2, respectively.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, consisting of our Chief Executive Officer, Chief Financial Officer and three next most highly paid executive officers based on total compensation as calculated under current SEC rules. For 2007, our named executive officers were (a) Robert F. Maguire III, our Chairman and Chief Executive Officer, (b) Martin A. Griffiths, our Executive Vice President and Chief Financial Officer effective March 2, 2007, (c) a former employee, Dallas E. Lucas, our Executive Vice President and Chief Financial Officer until March 2, 2007, and (d) Paul S. Rutter (Executive Vice President, Major Transactions), Mark T. Lammas (Executive Vice President, Development), and Peter K. Johnston (Senior Vice President, Leasing), who are the three other most highly compensated executive officers.

Executive Compensation Philosophy and Objectives

Our general philosophy in considering executive compensation programs is to attract, retain and motivate talented executives who can help enhance profitability and maximize stockholder value. In order to achieve this objective, we seek to provide an industry competitive total compensation package comprised of annual compensation (base salary and cash-based incentives) coupled with long-term equity-based incentives. We believe this mix encourages high performance, promotes accountability and ensures that the interests of our executives are aligned with the interests of our stockholders by linking certain portions of each named executive officer’s compensation package directly to increases in stockholder value.

Development and Administration of the Compensation Structure

Our executive compensation program is principally administered by our Compensation Committee. The Compensation Committee consists of our four independent directors, George A. Vandeman (Chair), Lawrence S. Kaplan, Andrea L. Van de Kamp and Walter L. Weisman, each of whom are appointed by our board of directors. The Compensation Committee has overall responsibility for our executive compensation policies and practices, including:

•	Reviewing and, if necessary, revising our compensation philosophy;

•

Reviewing and approving corporate goals and objectives relating to the compensation of our Chief Executive Officer and determining the compensation of our Chief Executive Officer, subject to his existing employment agreement;

•

Reviewing and approving personal goals and objectives relating to the compensation of all executive officers (those at the level of Senior Vice President and above) and evaluating the performance of the executive officers in light of these goals and objectives;

•	Reviewing and approving all executive officers’ employment agreements and severance arrangements;

•	Managing and reviewing all annual bonus, long-term incentive compensation, stock option, employee pension and welfare benefit plans;

•	Establishing and reviewing policies concerning perquisite benefits;

•	Determining our policy with respect to change in control or “parachute” payments;

•	Managing and reviewing executive officer and director indemnification and insurance matters; and

•	Managing and reviewing any employee loans in an amount equal to or greater than $75,000.

The Compensation Committee has ultimate responsibility for the formulation of appropriate compensation plans and incentives for our executives, the recommendation of such plans and incentives to our board of directors for its consideration and adoption, the award of equity incentives under the Second Amended and Restated 2003 Incentive Award Plan and the ongoing administration of various compensation programs as may be authorized or directed by our board of directors.

Our current executive compensation structure was formulated in early 2005 by a group that included our then Co-Chief Executive Officers, Robert F. Maguire III and Richard I. Gilchrist, and other members of our management team, acting upon the recommendations of our compensation consultants at Gressle & McGinley, LLC (“Gressle”). The final product presented to the Compensation Committee for consideration and approval in April 2005 was the result of extensive interaction amongst the Compensation Committee, the management team, Gressle and our regular outside counsel (Latham & Watkins LLP). Beginning in late 2007, our Compensation Committee commenced a comprehensive review of all components of our compensation structure in order to simplify and rationalize the program. This review process is ongoing and material modifications will be publicly disclosed as required by securities laws.

Within our general compensation framework, our Chief Executive Officer and Executive Vice Presidents negotiate specific compensation terms for members of senior management, memorializing these terms in employment agreements (which terms are reviewed and approved in advance by the Compensation Committee). As our retained compensation consultant, Gressle has historically assisted in determining appropriate levels of salary, bonus and other awards payable to our executive officers and in developing near-term individual performance objectives necessary to achieve long-term profitability.

The Compensation Committee has not adopted formal policies for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, the Compensation Committee’s general philosophy has been to keep a balance between base salary, incentive bonus and equity compensation that is consistent with that provided by other REITs. The Compensation Committee does not believe that significant compensation derived from one component of compensation should necessarily negate or reduce compensation from other components.

Elements of Executive Officer Compensation and Benefits

There are two primary types of compensation provided to our executive officers:

•

Annual compensation, which includes (i) a base salary, intended to provide a competitive and stable annual salary for each executive officer at a level consistent with such officer’s individual contributions, and (ii) annual performance bonuses, intended to link each executive officer’s compensation to our performance and to such officer’s individual performance; and

•	Long-term compensation, which includes restricted shares of our common stock, stock options and other equity-based compensation, intended to encourage actions to maximize stockholder value.

In addition, the Compensation Committee has the discretion to approve non-recurring cash bonuses. The Senior Vice Presidents of leasing, marketing, investments and construction are currently eligible for such bonuses pursuant to their respective employment agreements. The leasing bonus is calculated quarterly, while the marketing, investment and construction bonuses are calculated upon completion of a successful transaction or construction project, as applicable. These short-term incentive bonuses have the potential to raise the total compensation of a Senior Vice President to such an extent that he or she would qualify as a named executive officer under the SEC’s executive compensation rules. For example, Mr. Johnston, as our Senior Vice President,

Leasing, is eligible for a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space in our portfolio of assets owned as of January 1, 2006. During 2007, Mr. Johnston earned $1,361,621 in leasing bonuses (and an additional $75,000 annual bonus), raising his total compensation to a level such that he is reported as a named executive officer herein.

Annual Compensation

Base Salary –

The annual base salary for each of our named executive officers was initially determined at the time of hire by our Compensation Committee in consultation with senior management and outside advisors based on a number of customary factors, including a survey of competitors, memorialized in each respective officer’s employment agreement. Base salaries are reexamined annually by the Compensation Committee pursuant to the terms of such employment agreement. Mr. Maguire’s employment agreement provides that his base salary will be reviewed no less frequently than annually for possible increase at the Compensation Committee’s discretion. Current company policy calls for any adjustments to a named executive officer’s base salary to be made in January following a review of data for executives in similar positions in comparable REITs and other real estate companies. When reviewing individual base salaries, the Compensation Committee considers individual and corporate performance, levels of responsibility and competitive pay practices, as well as other subjective factors (such as the individual’s experience). These considerations necessarily vary from individual to individual and position to position. For further detail on the actual base salaries paid to the named executive officers in 2007, see the table under the heading “Executive Compensation–Summary Compensation Table.”

Incentive Bonuses –

Annual incentives are provided in the form of cash bonuses paid upon the attainment of certain performance objectives. Each named executive officer’s employment agreement typically provides for an annual bonus within a range based on a percentage of the executive’s annual base salary, which bonus provisions were revised in April 2005 by the Compensation Committee, as described below. The bonus range in each executive’s employment agreement (or as otherwise determined by the Compensation Committee) is intended to provide guidance for such executive’s annual bonus. However, bonuses are ultimately discretionary, and are subject to final determination based upon the Compensation Committee’s evaluation of each executive’s performance.

Annual incentive bonuses are determined by first establishing a target bonus, which is the expected bonus paid for each executive meeting certain performance standards. A target bonus is typically expressed as a percentage of annual salary and is typically set forth in each named executive officer’s employment agreement. For example, a target bonus of 50% for an executive earning an annual salary of $200,000 is $100,000. The Compensation Committee then uses two performance categories to establish bonus multiples: “Personal Objectives” and “Company Performance.” Based upon measured performance in each of these categories, we award each executive a bonus multiple between 0 and 1 (a bonus multiple of 1 means that the executive’s actual annual bonus will equal his or her target bonus). An executive can earn a bonus multiple of 1 in each of the two performance categories, for a total possible bonus multiple of 2 (or 200%) of the target bonus.

Personal Objectives are milestones or goals that an individual executive seeks to achieve during the year. Personal Objectives may be objective, for example, seeking to complete a specific development project in a given fiscal year; or they may be subjective, for example, seeking to restructure the process by which we insure our assets or successfully implementing strategies that anticipate future business needs. Personal Objectives may also be goals of personal development, for example, seeking to improve the individual’s efficiency. Personal Objectives are set annually by the Chief Executive Officer together with our board of directors, and are linked to our strategic imperatives, including market focus, branding and marketing; leasing; acquisitions and dispositions; development; asset and property management; and stockholder value. In evaluating each executive, the

Compensation Committee makes a determination as to whether that employee has met or exceeded some or all of his or her Personal Objectives. Based upon that determination, a bonus multiple between 0 and 1 is assigned to that executive. As an example, an executive meeting all Personal Objectives would be assigned a bonus multiple of 0.5, while an executive exceeding most objectives would be assigned the maximum bonus multiple of 1.0.

Company Performance objectives are separated into two metrics, each with the potential to award a bonus multiple of 0.5: (a) our Total Shareholder Return (as defined below) and (b) our rank among office REITs in the NAREIT index.

The Total Shareholder Return component of the Company Performance objectives bonus multiple is assigned based on a range of target Total Shareholder Returns. Total Shareholder Return is calculated as follows:

Total Shareholder Return	=	MPG Share Price at End of Year – MPG Share Price at Beginning of Year + Dividends
MPG Share Price at Beginning of Year

For purposes of determining the range of target Total Shareholder Return, we surveyed the returns of companies we consider to be our peer group: Alexandria Real Estate Equities, Inc.; Boston Properties, Inc.; Douglas Emmett, Inc.; BioMed Realty Trust, Inc.; Parkway Properties, Inc.; American Financial Realty Trust; Franklin Street Properties Corp.; Highwoods Properties, Inc.; Brookfield Properties Corporation; Kilroy Realty Corporation; SL Green Realty Corp.; Mack-Cali Realty Corporation; HRPT Properties Trust; Corporate Office Properties Trust; Brandywine Realty Trust; Columbia Equity Trust, Inc.; Crescent Real Estate Equity Co.; Government Properties Trust, Inc.; and Republic Property Trust. As an example, in a given fiscal year, if Total Shareholder Return is between 12.1% and 15%, the bonus multiple assigned would be 0.25, while a Total Shareholder Return greater than 18.1% would be assigned the maximum bonus multiple of 0.5.

The other half of the Company Performance objectives bonus multiple is our Percentile Rank among office REITs in the NAREIT index. As an example, in a given fiscal year, if our Percentile Rank is between 9 and 12, the bonus multiple assigned would be 0.25, while for a Percentile Rank between 1 and 4, the bonus multiple assigned would be the maximum of 0.5. In February 2007, we revised the metric to compare against office REITs by percentile rather than ordinal rank.

The guidelines for Personal Objectives and Company Performance objectives established under the incentive bonus plan for calculating 2007 bonuses were as follows:

50% Weighting		50% Weighting
		Company Performance
Personal Objectives		Absolute Total Shareholder Return (“TSR”) (25%)		Percentile Rank (25%)

Scale	Bonus Multiple Range	TSR	Multiple	TSR Rank	Multiple
Meets Some Objectives	0.00 to 0.49	0–8.9%	0.0	0–19%	0.0
Meets Objectives	0.50 (target)	9–12%	0.125	20–39%	0.125
Meets Objectives and Exceeds in Some Objectives	0.51 to 0.75	12.1–15%	0.25	40–59%	0.25
		15.1–18%	0.375	60–79%	0.375
Exceeds in Most Objectives	0.76 to 1.00	18.1%+	0.50	80–100%	0.50

Based on the guidelines set forth above, certain executives are given the opportunity to earn up to 200% of their annual base salaries based on a combination of Personal Objectives and Company Performance objectives.

Notwithstanding such guidelines, the Compensation Committee retains full discretion to set target bonus designations and potential bonus multiple ranges at certain specified levels. Pursuant to his employment agreement, Mr. Johnston’s annual bonus multiple was based entirely upon the Company Performance objectives component and was capped at $200,000 (66% of his base salary) in 2007.

For 2007, the Compensation Committee determined that each of Messrs. Maguire, Griffiths, Rutter and Lammas had well exceeded their personal goals and should receive a bonus multiple of 1 for the Personal Objectives component of the annual bonus determination. The Total Shareholder Return component of the Company Performance objectives resulted in a multiple of 0 for 2007, based on our actual performance for 2007, and the Percentile Rank component of the Company Performance objectives resulted in a multiple of 0.375 for 2007, based on our actual performance. Thus, application of the formula above would have resulted in a bonus of 137.5% of target for each of Messrs. Maguire, Griffiths, Rutter and Lammas for 2007. However, the Compensation Committee determined in its discretion that strict adherence to the guidelines would not result in an amount indicative of the effort and achievements of such officers in 2007, including the major transactions completed by our company during the year. In particular, the closing of the Blackstone Transaction, the related financings and subsequent property dispositions required major efforts by our senior management team. Accordingly, the Compensation Committee determined to award each of Messrs. Maguire, Griffiths, Rutter and Lammas a bonus for 2007 equal to 180% of his target bonus.

As set forth in their respective employment agreements, in 2007 each of Messrs. Griffiths, Rutter and Lammas had a target annual bonus of 100% of their respective base salary, with an annual bonus opportunity ranging from 0% to 200% of annual base salary. In 2007, Mr. Maguire’s target annual bonus was set at 100% of his annual base salary, with an annual bonus opportunity ranging from 0% to 200% of annual base salary. Notwithstanding such bonus ranges, pursuant to their respective employment agreements, the annual bonus payable to each of Messrs. Rutter and Griffiths for 2007 was not to be less than 100% of the base salary paid to them for such year. Mr. Johnston’s target bonus was set at a fixed dollar amount of $100,000 (33% of his base salary) with a fixed dollar range of $0 to $200,000 (0% to 66% of his base salary). For further detail on the actual annual incentive bonuses paid to the named executive officers in 2007, see the table under the heading “Executive Compensation–Summary Compensation Table.”

Long-Term Incentive Compensation: Our Incentive Award Plans

The Compensation Committee recognizes that while our bonus programs provide awards for positive short- and mid-term performance, equity participation creates a vital long-term partnership between executive officers and stockholders. Long-term incentives are provided to executives either through restricted common stock grants or through the grant of stock options or other awards by the Compensation Committee pursuant to our incentive award plan as further described below. Subject to the terms of our incentive award plan, the Compensation Committee, as plan administrator, has the discretion to determine both the recipients of awards and the terms and provisions of such awards, including the applicable exercise or purchase price, expiration date, vesting schedule and terms of exercise. Our incentive award plan is subject to certain limitations on the maximum number of shares granted or cash awards payable in any calendar year.

The Compensation Committee’s discretion in granting awards under our incentive award plan allows it to shape incentives according to our various strategic objectives. For example, the ability to award restricted stock and stock options allows us to both recruit and retain talented executives by providing market competitive compensation with pre-established vesting periods. The ability to grant awards combining multi-year terms and discrete evaluation periods, such as those described below under the heading “–Executive Equity Plan,” allows us to emphasize long-term performance while maintaining a quantitative focus on a year-to-year basis. Moreover, by rewarding participating executives with increasingly significant returns as stockholder value increases, the executive equity plan described below creates incentives for executives to strive for significant increases in stockholder returns.

Stock Options –

The Compensation Committee may grant stock options to certain executives pursuant to the terms of our incentive award plan. The exercise price of nonqualified stock options and incentive stock options must be at least 100% of the fair market value of our common stock on the date of grant. Incentive stock options granted to optionees who own more than 10% of the outstanding common stock on the date of grant must have an exercise price that is at least 110% of fair market value of the common stock on the grant date. Stock options granted under our incentive award plan will expire no later than ten years after the date of grant, or five years after the date of grant in the case of incentive stock options granted to optionees who own more than 10% of the outstanding common stock on the grant date. Our incentive award plan provides that options are exercisable in whole or in part by written notice to us, specifying the number of shares being purchased and accompanied by payment of the purchase price for such shares. Our incentive award plan generally does not permit the transfer of options, but the Compensation Committee may provide that nonqualified stock options may be transferred pursuant to a domestic relations order or to a family member.

As of December 31, 2007, we had awarded stock options to only one of our named executive officers, Mr. Lucas (who was an employee at the date of grant and has since resigned effective February 27, 2007). Mr. Lucas received a nonqualified stock option to purchase 500,000 shares of our common stock upon consummation of our IPO in 2003 at an exercise price of $19.00 per share. Mr. Lucas’ stock options vested in full on June 27, 2006. For further detail, see the table below under the heading, “Executive Compensation–Outstanding Equity Awards at Fiscal Year-End.”

Restricted Stock Awards –

The Compensation Committee may also make grants of restricted common stock provided that such shares have a purchase price of no less than the par value of our common stock. For newly hired executives receiving restricted stock through negotiated employment agreements, the applicable grant date for such issuance typically corresponds with the effective date of his or her employment agreement, and the applicable price of such grant is typically based on the prior day’s closing price of our common stock. Restricted stock award recipients receive quarterly dividends on the unvested portion of their restricted stock. For further detail on the past awards and current holdings of restricted stock for each of our named executive officers, see the table below under the heading “Executive Compensation–Outstanding Equity Awards at Fiscal Year-End.”

Executive Equity Plan –

In April 2005, as part of the changes to our compensation program, the Compensation Committee adopted a five-year compensation program for senior management designed to provide significant upside reward for significant upside stockholder returns. The executive equity plan provides for an award pool equal to a percentage of the value created in excess of a base value. Each participant is entitled to a given percentage of the total award pool (the “performance award percentage”) which may be adjusted over time to accommodate new employees and exceptional performers. In approving the executive equity plan, the Compensation Committee reviewed a comprehensive summary of similar plans of competitors including AIMCO Properties, L.P., American Financial Realty Trust, Reckson Associates Realty Corp., SL Green Realty Corp. and UDR, Inc. (formerly United Dominion Realty Trust Inc.).

Pursuant to our incentive award plan and in furtherance of the executive equity plan, we entered into performance award agreements with each of Messrs. Griffiths, Lucas, Rutter and Lammas, as well as certain other executives, pursuant to which we granted to each of them a performance award. All performance award agreements were issued to induce the applicable executive to enter into and/or remain in our service, the service of the Operating Partnership or the service of the Services Company, and as an incentive for increased efforts during such service. The performance award represents a potential incentive bonus that may become vested and earned based upon the applicable executive’s continued employment and the achievement of the performance goals set forth below. The actual amount of the performance award, if any, will be based on the applicable executive’s vested interest in a portion of the performance award pool. The size of the performance award pool varies depending upon the compound annual Total Shareholder Return (as defined hereinafter) for the applicable performance period. The performance award pool will equal:

•	10% of the Excess Shareholder Value (as defined hereinafter) if the compound annual Total Shareholder Return for the applicable performance period equals or exceeds 15%;

•	5% of the Excess Shareholder Value if the compound annual Total Shareholder Return for the applicable performance period is equal to or greater than 12% but less than 15%; and

•	2.5% of the Excess Shareholder Value if the compound annual Total Shareholder Return for the applicable performance period is equal to or greater than 9% but less than 12%.

However, in no event will the aggregate amount of the performance award pool (or the sum of all performance award pools) exceed $50.0 million.

“Total Shareholder Return” is calculated as the percentage by which the 10-day trailing average of the closing prices at the end of the applicable performance period of a share of our common stock outstanding as of April 1, 2005, increased by an amount that would be realized if all cash dividends paid during the performance period were fully reinvested in our common stock on the applicable dividend payment date, exceeds a base price equal to $23.91, which represents the 10-day trailing average of the closing prices of our common stock ending on March 31, 2005. Under the performance award agreements, “Excess Shareholder Value,” calculated with respect to the total number of Operating Partnership units and shares of our common stock outstanding at the end of the applicable performance period, is equal to the sum of (x) 50% of the value of the excess, if any, of our compound annual Total Shareholder Return (as applied to such stock and units) during the performance period over a compound annual Total Shareholder Return of 9%, plus (y) 50% of the value of the excess, if any, of our compound annual Total Shareholder Return (as applied to such stock and units) during the performance period over the greater of (i) the compound annual Total Shareholder Return of the NAREIT Office Index during the performance period and (ii) a compound annual Total Shareholder Return of 9%.

If the applicable executive remains continuously employed by us, the Operating Partnership or the Services Company until the applicable vesting date set forth below, the performance award will vest and become payable as follows:

•

If we had achieved a compound annual Total Shareholder Return equivalent of at least 15% over the three-year period commencing on April 1, 2005 (the “Three Year Target”), which did not occur, the award would have vested as of March 31, 2008 in an amount equal to the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the applicable executive’s performance award percentage;

•

If we did not achieve the Three Year Target but achieve a compound annual Total Shareholder Return equivalent to at least 12% but less than 15% during the period commencing on April 1, 2005 (the “Four Year Target”), the award will vest as of March 31, 2009 in an amount equal to the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the applicable executive’s performance award percentage;

•

If we do not achieve the Three Year Target or the Four Year Target but achieve a compound annual Total Shareholder Return equivalent to at least 9% but less than 12% during the period commencing on April 1, 2005 (the “Five Year Target”), the award will vest as of March 31, 2010 in an amount equal to the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the applicable executive’s performance award percentage; and

•

If we achieve the Three Year Target and/or the Four Year Target, and we subsequently achieve the Four Year Target and/or the Five Year Target, as applicable, the performance award will vest as of the applicable subsequent vesting date with respect to an additional amount equal to the excess, if any, between (x) the dollar amount of the performance award that would have become vested as of such subsequent vesting date had the Three Year Target and the Four Year Target, as applicable, not previously been achieved, and (y) the dollar amount of the performance award that had previously become vested when the Three Year Target and/or the Four Year Target was achieved.

Under their respective performance award agreements, Mr. Lucas was granted a performance award percentage of 10% and each of Messrs. Griffiths, Rutter and Lammas was granted a performance award percentage of 8%.

The manner of vesting of the performance awards is governed differently in the context of a “change in control.” For a precise definition of “change in control,” and for details on the vesting of performance awards in the event of a change in control, please see the discussion below under the heading “–Severance Payments and Benefits and Change in Control Provisions.” In the event that any one of Messrs. Griffiths, Lucas, Rutter or Lammas’ employment is terminated for any reason, the executive will forfeit the performance award to the extent that the award has not already vested. Accordingly, upon his resignation from our company pursuant to his separation agreement, Mr. Lucas forfeited all rights, title and interest in the executive equity plan.

Performance awards will be paid in shares of our common stock or, in the discretion of the Compensation Committee, in cash (in whole or in part) at the end of the applicable performance period. In the event that performance awards are paid in shares of our common stock, the aggregate number of shares issued with respect to all performance awards may not exceed 3.0 million shares, and the issuance of shares will be subject to all applicable limits contained in the Second Amended and Restated 2003 Incentive Award Plan. If shares are not available to satisfy some or all of the performance award, then the award is required to be paid in cash (to the extent of such shortfall). We currently expect to settle all performance awards in shares of our common stock.

Performance Award Agreement of our Chief Executive Officer –

On July 14, 2006, the Compensation Committee approved the terms of a proposed outperformance plan to Mr. Maguire under our incentive award plan. The goal of the outperformance plan was to provide Mr. Maguire with an opportunity to receive a substantial reward for delivering exceptional stockholder returns, an opportunity which we felt was necessary both to provide Mr. Maguire with appropriate incentives for extraordinary company performance and to make Mr. Maguire’s compensation package commensurate with other chief executive officers in our industry. Accordingly, on August 1, 2006, we entered into a performance award agreement with Mr. Maguire that effectuated the proposed terms of the July 14, 2006 outperformance plan.

Mr. Maguire’s performance award represents an incentive bonus that will become vested and earned upon Mr. Maguire’s continued employment as our Chief Executive Officer and the achievement of the performance goals set forth below. The actual amount of his award, if any, will be based on Mr. Maguire’s vested interest in a percentage of the Excess Shareholder Value.

If Mr. Maguire remains continuously employed as our Chief Executive Officer until July 13, 2010 and we achieve a compound annual Total Shareholder Return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on July 13, 2010, then his award will vest as of July 13, 2010 in an amount equal to 10% of the Excess Shareholder Value.

“Total Shareholder Return,” as applied to Mr. Maguire’s performance award, is the compound annual return percentage yielded by the excess of the 20-day trailing average of the closing market prices at the end of the performance period of a share of our common stock outstanding as of July 14, 2006, increased by an amount that would be realized if all cash dividends paid during the performance period were fully reinvested in our common stock on the applicable dividend payment date, over a base price equal to $35.06, which represents the closing market price of our common stock on July 14, 2006. As applied to Mr. Maguire’s performance award, “Excess Shareholder Value,” calculated with respect to the total number of Operating Partnership units and shares of our common stock outstanding at the end of the performance period, is equal to the value of the excess of our compound annual Total Shareholder Return (as applied to such stock and units) during the performance period over a compound annual Total Shareholder Return of 15%.

The manner of vesting of Mr. Maguire’s performance award is governed differently in the context of a change in control. For details on the vesting of Mr. Maguire’s award in the event of a change in control, please see the discussion below under the heading “Severance Payments and Benefits and Change in Control Provisions.” In the event of a termination of Mr. Maguire’s employment as our Chief Executive Officer for any reason, Mr. Maguire will forfeit his right to any unvested portion of his award.

Mr. Maguire’s vested performance award, if any, will be paid in shares of our common stock (subject to the limits in our incentive award plan) or, in the discretion of the Compensation Committee, in cash, at the end of the performance period. In no event will the number of shares of our common stock paid pursuant to Mr. Maguire’s award exceed 1.4 million shares, and the dollar value of the award will not exceed the product of (x) 1.4 million shares of our common stock (subject to adjustment as provided by our incentive award plan) and (y) the fair market value of our common stock on the date the award becomes vested. We currently expect to settle Mr. Maguire’s performance award with shares of our common stock.

All determinations relating to the vesting and calculation of the both senior management’s and Mr. Maguire’s performance awards as described above will be made by the plan administrator, currently the Compensation Committee. In addition, the plan administrator may, in its discretion, adjust or modify the methodology for calculating the performance awards to account for events affecting the value of the common stock which the plan administrator does not consider indicative of company performance, such as the issuance of new common stock, stock repurchases, stock splits, issuances and/or exercises of stock grants or stock options, and similar events.

Timing of Awards –

The preceding sections detail both the timing of awards of each respective element of compensation as well as the respective exercise prices as applicable. We do not coordinate the timing of equity award grants with the release of material non-public information nor do we time the release of material non-public information for purposes of affecting the value of executive compensation.

401(k) Plan

We have a 401(k) benefit plan available to all full-time employees who have completed 30 days of service with us (or prior to March 1, 2007, 12 months of service). Employees may contribute up to 60% of their annual compensation, limited by the maximum amount allowed under Section 401(k) of the Code. Subject to such limitations of the Code, we provide a matching contribution in an amount equal to 50% of the employee contribution. Company contributions vest over the second through the sixth year of employment at a rate of 20% per year. In 2007, company contributions to the 401(k) plan were $0.6 million. Our 401(k) plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Perquisites and Other Elements of Compensation

We also provide other benefits to our executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program, including life insurance policies and matching contributions to our 401(k) plan. These types of benefits are offered to all our employees, regardless of job level. During 2007, Mr. Lucas, Mr. Rutter and Mr. Lammas each received matching contributions of $7,750 to their respective 401(k) plan accounts. We do not allocate life insurance premiums to individual persons since we have a group policy whose premiums are not actuarially determined.

Employment Agreements

As described above, our practice is to set forth the material terms of each executive officer’s compensation package in negotiated employment agreements. We entered into an employment agreement with Mr. Maguire effective as of June 27, 2003, which provides for him to serve as our Chief Executive Officer. On January 25, 2007, we entered into an amended and restated employment agreement with Mr. Lammas through which we granted him a promotion from Senior Vice President, General Counsel and Secretary, to Executive Vice President, Development, and granted him a corresponding increase in his base salary. We also entered into employment agreements with Mr. Griffiths and Mr. Rutter effective as of June 30, 2006, providing for Mr. Griffiths to serve as Executive Vice President, Operations, and Mr. Rutter to serve as Executive Vice President, Major Transactions, respectively. Each of these employment agreements requires Messrs. Maguire, Griffiths, Rutter and Lammas, as applicable, to devote substantially full-time attention and time to our affairs, but also permits them to devote time to their outside business interests consistent with past practice. On February 26, 2007, our board of directors approved the appointment of Mr. Griffiths to the position of Chief Financial Officer, and on February 27, 2007, Mr. Griffiths’ employment agreement was amended to reflect his new role. On January 1, 2006, we entered into an employment agreement with Mr. Johnston that initially conferred upon him the title of Senior Vice President, Major Lease Transactions, but provided for an automatic change of title to Senior Vice President, Leasing within 30 days of the execution and delivery of the agreement.

We entered into an employment agreement with Mr. Lucas effective as of June 27, 2003 which provided for Mr. Lucas to serve as our Executive Vice President and Chief Financial Officer. Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007 pursuant to a separation agreement, dated February 27, 2007. Upon execution of the separation agreement, Mr. Lucas terminated his employment agreement and forfeited his unvested performance award.

On February 27, 2007, we entered into a consulting agreement with Mr. Lucas to secure his assistance with specific projects or transactions and for management and succession matters. During 2007, we paid Mr. Lucas a total of $2,067,200 for his assistance with the consummation of the Blackstone Transaction, the closing of our Lantana construction loan, the establishment of our $530.0 million corporate credit facility and hourly consulting fees.

The employment agreements with Messrs. Maguire, Griffiths, Rutter and Lammas have a term of five years. Mr. Maguire’s employment agreement expires on June 27, 2008. Mr. Griffiths and Mr. Rutters’ employment agreements expire on June 30, 2011. Mr. Lammas’ employment agreement expires on January 25, 2012. Each of Messrs. Maguire, Griffiths, Rutter and Lammas’ employment agreements provides for automatic one-year extensions thereafter, unless either party provides advance notice of non-renewal. The employment agreement with Mr. Johnston provides that his employment with us is “at-will” and may be terminated by either him or us upon at least 30 days advance written notice, subject to certain obligations on our part to provide payment as described below under the heading “–Severance Payments and Benefits and Change in Control Provisions.” In addition to the components of compensation described above, the employment agreements provide for:

•

Participation in other incentive, savings and retirement plans applicable generally to our senior executives or similarly situated executives (with the exception of Mr. Johnston who, aside from the leasing bonus described above and standard benefits such as our 401(k) plan, does not participate in our executive equity plan or other long term incentive programs); and

•	Medical and other group welfare plan coverage for the executive and eligible family members, fringe benefits and paid vacation provided to our senior executives or similarly situated executives.

The employment agreements for all named executive officers contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that apply during the term of the employment agreements and for a one-year (in the case of Mr. Johnston) or two-year (in the case of Messrs. Maguire, Griffiths, Rutter and Lammas) period thereafter.

The employment agreements for each of Messrs. Maguire, Griffiths, Rutter and Lammas provide for reimbursement of all reasonable business expenses incurred and for the amount of compensation to be “grossed up” as necessary (on an after-tax basis) to compensate for any additional social security withholding taxes due as a result of the executives’ shared employment by the Operating Partnership, Maguire Properties, Inc. and, if applicable, any subsidiary and/or affiliate thereof. The employment agreements for these four executives also provide for severance payments and benefits in the event that the employment of any one of these executives is terminated by us without cause, by the executive for good reason, or by death or disability. Each of these executives has also been granted certain severance payments and benefits for terminations arising out of a change in control. Mr. Johnston is provided certain severance payments, but only in the event that his employment is terminated by us without cause. A detailed discussion of severance payments and benefits is set forth below under the heading “–Severance Payments and Benefits and Change in Control Provisions.”

Severance Payments and Benefits and Change in Control Provisions

Severance Payments and Benefits –

In order to achieve our paramount objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe that it is vital to provide our executive officers with severance payments and benefits that are in line with those offered by our peer group companies. To this end, we have agreed to severance payments and benefits to our Executive Vice Presidents and above (currently, Messrs. Maguire, Griffiths, Rutter and Lammas) that protect said executives against termination by us without “cause” (as defined below) or by the executive for “good reason” (as defined below). We also have agreed to a severance payment to Mr. Johnston and other Senior Vice Presidents in the event that their employment is terminated by us without “cause” (as defined below).

In each of the named executive officer’s effective employment agreements other than that for Mr. Johnston, “cause” is defined as the occurrence of any one or more of the following events, unless the applicable executive fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

•

The executive’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from the executive’s incapacity due to physical or mental illness or any such actual or anticipated failure after his issuance of a notice of termination for good reason);

•	The executive’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	The executive’s conviction of, or entry by the executive of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by the executive of his fiduciary duty to us which results in economic or other injury to us; or

•	The executive’s willful and material breach of certain covenants set forth in the executive’s employment agreement.

In addition, “good reason” is defined as the occurrence of any one or more of the following events without the applicable executive’s prior written consent, unless we fully correct the circumstances constituting good reason (if such circumstances are capable of correction) prior to the date of termination:

•

The assignment to the executive of any duties materially inconsistent in any respect with the executive’s position, authority, duties or responsibilities, or any other action by us which serves to diminish the executive’s position, authority, duties or responsibilities, except for isolated, insubstantial and inadvertent actions that are not taken in bad faith and which we promptly remedy upon receiving notice of such;

•	Our reduction of the executive’s base salary or annual bonus opportunity;

•

The relocation of our offices to a location more than 30 miles away from the location at which the executive is principally employed, or a requirement by us that the executive be based at a location more than 30 miles away from the location at which he is principally employed, except for required travel on company business to an extent substantially consistent with the executive’s present business travel obligations;

•	Our failure, in the event of a change in control, to obtain a satisfactory agreement from any successor to assume and agree to perform the executive’s employment agreement; or

•

Our failure to cure a material breach of our obligations under the executive’s employment agreement after written notice is delivered to our board of directors by the executive that specifically identifies the manner in which the executive believes that we have breached our obligations under the employment agreement and where we are given a reasonable opportunity to cure any such breach.

As applied to our Chief Executive Officer, in the event that Mr. Maguire is terminated by us without cause or he terminates his employment for good reason, Mr. Maguire will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•

A lump-sum cash payment equal to the sum of his accrued, but unpaid base salary and vacation; any unpaid annual bonus earned for any fiscal year that ends on or before the date of termination; and 200% of the sum of his then-current annual base salary plus his average bonus over the prior three years;

•	His prorated annual bonus for the year in which the termination occurs;

•

Health benefits for two years following his termination of employment at the same cost to the executive as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•	Outplacement services at our expense; and

•	Other benefits required to be paid or which he is eligible to receive under any plan, program, policy or practice or contract or agreement of our company and its affiliates.

In addition, if Mr. Maguire’s employment is terminated by reason of his death or disability during his employment period, he or his estate or beneficiaries, as applicable, will be entitled to the following benefits:

•	100% of his annual base salary, as in effect on the date of termination;

•	His prorated annual bonus for the year in which the termination occurs; and

•

Health benefits for Mr. Maguire and his eligible family members for one year following his termination of employment at the same cost to the executive as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer.

As previously mentioned above, we believe that the severance package offered to Mr. Maguire is necessary to make his compensation package competitive with those of other chief executive officers in our industry.

As for Messrs. Griffiths, Rutter or Lammas, in the event that any one of them is terminated by us without cause or terminates his employment for good reason, the executive will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•

A lump-sum cash payment equal to the sum of his accrued, but unpaid base salary and vacation; any unpaid annual bonus earned for any fiscal year that ends on or before the date of termination; and 150% of the sum of his then-current annual base salary plus average bonus over the prior three years;

•	His prorated annual bonus for the year in which the termination occurs;

•	Immediate vesting of any unvested shares of the restricted stock awards previously granted to them;

•

Health benefits for the executive and eligible family members for 18 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•	Outplacement services at our expense for a period of not more than one year following the date of termination; and

•	Other benefits required to be paid or which he is eligible to receive under any plan, program, policy or practice or contract or agreement of our company and its affiliates.

If any one of Messrs. Griffiths, Rutter and Lammas is terminated by reason of his death or disability during his employment period, such executive or his estate or beneficiaries, as applicable, will be entitled to the following payments and benefits:

•	100% of his annual base salary, as in effect on the date of termination;

•	His prorated annual bonus for the year in which the termination occurs; and

•

Health benefits for the executive and eligible family members for one year following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer.

In addition, we also provide severance payments to Mr. Johnston in the event that his employment is terminated by us without cause, subject to his execution and non-revocation of a general release of claims. Specifically, if the termination had occurred during the 2007 calendar year, we would have paid Mr. Johnston a lump-sum cash severance payment equal to $1,000,000 (this is the same amount that would have been paid to Mr. Johnston as severance in 2006 had he been terminated without cause in such year). If the termination occurs any time thereafter (January 1, 2008 or later), we shall pay to Mr. Johnston a lump-sum cash severance payment equal to the sum of (a) 100% of his then current annual base salary and (b) an amount equal to the average annual leasing bonus paid to him for all of the calendar years of his employment prior to the calendar year of his termination.

“Cause” is defined in Mr. Johnston’s employment agreement as any of the following: (a) failure by Mr. Johnston to effectively perform his duties under the employment agreement after being advised of such failure and not correcting his performance within 30 days of receipt of such notice; (b) his conviction of a felony or any crime involving moral turpitude; (c) fraud, misrepresentation, or breach of trust by him in the course of his employment which materially and adversely affects Maguire Properties, Inc., the Operating Partnership or the Services Company or any of their assets; or (d) a breach of any material provision of his employment agreement. In no event will Mr. Johnston or his estate or beneficiaries be entitled to any payments under the employment agreement upon any termination of his employment by reason of death or disability.

We believe the terms of the severance packages offered to Messrs. Griffiths, Rutter, Lammas and Johnston in their respective capacities are competitive with the severance packages offered by our peer group companies for each given position. We are also of the belief that the absence of these severance payments and benefits would hamper our ability to attract and retain top flight talent for our executive positions.

Change in Control Provisions –

Consistent with our commitment to providing competitive compensation packages, we also offer our Executive Vice Presidents and Chief Executive Officer severance payments and benefits in the event of a “change in control” if the executive is terminated by us without cause or if the executive terminates his employment with us for good reason. A “change in control” is defined in each applicable executive’s employment agreement as the occurrence of any of the following events:

•

(1) The direct or indirect acquisition, by any person or group,[1] of beneficial ownership of our voting securities that represent 35% or more of the combined voting power of the our then outstanding voting securities, other than:

•

An acquisition of securities by a trustee or other fiduciary holding securities under any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us or by any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us, or

•	An acquisition of securities by us or a corporation owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our stock, or

•	An acquisition of securities pursuant to a transaction described in clause (3) below that would not be a change in control under that clause;

•	Any direct or indirect acquisition of securities by Robert F. Maguire III or his family, or any entity controlled thereby;

•

(2) Individuals who, as of the applicable employment agreement’s effective date, constitute our board of directors (the incumbent board) cease for any reason to constitute at least a majority of our board of directors; however, in general, any individual who becomes a director after the applicable employment agreement’s effective date whose election by our stockholders, or nomination for election by our board of directors, was approved by a vote of at least a majority of the directors then comprising the incumbent board will be considered as though such individual were a member of the incumbent board;

•

(3) The consummation by us (whether directly involving us or indirectly involving us through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination or (y) a sale or other disposition of all or substantially all of our assets or (z) the acquisition of assets or stock of another entity, in each case, other than a transaction:

•

which results in our voting securities outstanding immediately before the transaction continuing to represent, directly or indirectly, at least 50% of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction, and

•

after which no person or group beneficially owns voting securities representing 35% or more of the combined voting power of the successor entity; however, no person or group will be treated as beneficially owning 35% or more of combined voting power of the successor entity solely as a result of the voting power held in us prior to the consummation of the transaction; or

•	(4) Approval by our stockholders of our liquidation or dissolution.

In the event of an actual or constructive termination pursuant to a change in control, we provide more generous severance payments and benefits in comparison to the scenarios described above. This difference exists to reflect the unique concerns an executive faces upon a change in control. As applied to the Chief Executive

[1]

Notwithstanding the above, an acquisition of our securities by us which causes our voting securities beneficially owned by a person or group to represent 35% or more of the combined voting power of our then outstanding voting securities does not constitute a change in control, unless that person or group subsequently becomes the beneficial owner of any additional of our voting securities.

Officer, a change in control can materially alter the authorities and responsibilities of the Chief Executive Officer and can fundamentally affect the Chief Executive Officer’s perceived role in our affairs if by virtue of the change in control he is to report to a different board of directors than that which was originally before him. Changes in corporate organization could lead to the Chief Executive Officer’s actual termination or to his constructive termination if the changes are so significant as to render him effectively unable to function in the new environment. Our change in control provisions are thus designed to appropriately compensate our Chief Executive Officer for such a possibility.

We also recognize that in the absence of a severance package, the potential of a change in control would result in a similar situation with respect to members of senior management at the Executive Vice President level. The possibility of a change in control and its attendant organizational changes creates uncertainties regarding the executives’ employment status and raises legitimate concerns for any executive in making the decision to join or remain with us. In order to remain competitive in the market for retaining and hiring top level executives, our severance payments and benefits packages are designed to compensate these executives for the uncertainties related to any change in control.

Specifically, under Mr. Maguire’s employment agreement, if a change in control occurs during his employment period and his employment is terminated (a) by us without cause or by Mr. Maguire for good reason, in each case within two years after the effective date of the change in control or (b) by Mr. Maguire for any reason on or within 30 days after the one year anniversary of the effective date of the change in control, then Mr. Maguire shall be entitled to the following payment and benefits:

•

A lump-sum cash payment equal to the sum of his accrued, but unpaid base salary and vacation; any unpaid annual bonus earned for any fiscal year that ends on or before the date of termination; and 300% of the sum of his then-current annual base salary plus his average bonus over the prior three years;

•	His prorated annual bonus for the year in which the termination occurs;

•

Health benefits for three years following his termination of employment at the same cost to the executive as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•	Outplacement services at our expense;

•

Immediate vesting of all outstanding stock options, restricted stock and other equity awards granted to him under any of our equity incentive plans (or awards substituted therefore covering the securities of a successor company); and

•	Other benefits required to be paid or which he is eligible to receive under any plan, program, policy or practice or contract or agreement of our company and its affiliates.

Under Mr. Maguire’s performance award agreement, if a change in control occurs prior to July 13, 2010 and Mr. Maguire continues to be employed as Chief Executive Officer until the date of such change in control, and if we achieve a compound annual Total Shareholder Return equivalent to at least 15% during the period commencing on July 14, 2006 and ending on the date of the change in control, then his performance award will vest as of the date of the change in control in an amount equal to 10% of the Excess Shareholder Value. In determining the dollar amount of Mr. Maguire’s performance award that will become vested upon a change in control, the actual compound annual Total Shareholder Return greater than 15% for the period ending on the date of the change in control will be considered and not a hypothetical Total Shareholder Return target. In the context of a change in control, “Total Shareholder Return” means the compound annual return percentage yielded by the excess of the price per share of common stock paid in connection with such change in control, increased by an amount that would be realized if all cash dividends paid on a share of common stock during the performance period were reinvested in common stock on the applicable dividend payment date, over a base price equal to $35.06, which represents the closing price of a share of common stock on July 14, 2006.

Under Messrs. Griffiths, Rutter and Lammas’ respective employment agreements, if a change in control occurs during their employment periods and the employment of any one of them is terminated (a) by us without cause or by the applicable executive for good reason, in each case within two years after the effective date of the change in control or (b) by the applicable executive for any reason on or within 30 days after the one year anniversary of the effective date of the change in control, then such executive shall be entitled to the following payment and benefits:

•

A lump-sum cash payment equal to the sum of his accrued, but unpaid base salary and vacation; any unpaid annual bonus earned for any fiscal year that ends on or before the date of termination; and 200% of the sum of his then-current annual base salary plus average bonus over the prior three years;

•	His prorated annual bonus for the year in which the termination occurs;

•

Health benefits for two years following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•	Outplacement services at our expense (in the case of Messrs. Griffiths, Rutter and Lammas, for a period of not more than one year following the date of termination);

•

Immediate vesting of all outstanding stock options, restricted stock and other equity awards granted to him under any of our equity incentive plans (or awards substituted therefore covering the securities of a successor company), other than the awards under the executive equity plan; and

•	Other benefits required to be paid or which he is eligible to receive under any plan, program, policy or practice or contract or agreement of our company and its affiliates.

In addition, the performance award agreements for each of Messrs. Griffiths, Rutter and Lammas provide that if a change in control occurs prior to March 31, 2010 and the applicable executive remains continuously employed by Maguire Properties, Inc., the Operating Partnership or the Services Company until the date of such change in control, and if we achieve a compound annual Total Shareholder Return equivalent to at least 9% during the period commencing on April 1, 2005 and ending on the date of the change in control, the performance award will vest as of the date of such change in control. The dollar amount of the performance award that will vest as of such date will equal the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the performance award percentage of the applicable executive, less the dollar amount of any portion of the performance award that had previously become vested. In determining the dollar amount of the performance award that will vest upon a change in control, the actual compound annual Total Shareholder Return greater than 9% for the period ending on the date of the change in control will be considered and not a hypothetical three-year, four-year or five-year Total Shareholder Return target, even if the change in control occurs on or after the first, second, or third vesting date. In the context of a change in control, “Total Shareholder Return” means the percentage by which the price per share of common stock paid in connection with such change in control, increased by an amount that would be realized if all cash dividends paid on a share of common stock during the applicable performance period were reinvested in common stock on the applicable dividend payment date, exceeds the base price of $23.91, which represents the average of the closing price of a share of common stock during the ten consecutive trading days ending on March 31, 2005.

In both the case of our Chief Executive Officer and our other named executive officers, we believe that it is important to provide the severance payments and benefits in both the case of actual termination and the case of constructive termination. Excluding instances of constructive termination from the types of termination covered by our severance packages ensures that any eventual acquirer of our company could not avoid paying severance by intentionally fostering a difficult work environment for the executives, thereby greatly increasing the chance of their voluntary exit. For further detail on the actual payouts, please see the table below under the heading “Executive Compensation–Potential Payments upon Termination or Change in Control.”

Impact of Tax and Accounting Treatment on Executive Compensation

Section 162(m) of the Internal Revenue Code –

Section 162(m) of the Code disallows a tax deduction for any publicly held corporation for individual compensation of more than $1.0 million in any taxable year to any named executive officers, other than compensation that is performance-based under a plan that is approved by our stockholders and that meets certain other technical requirements. The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted, while simultaneously providing our executives with appropriate rewards for their performance. In the appropriate circumstances, however, the Compensation Committee is prepared to exceed the limit on deductibility under Section 162(m) to the extent necessary to ensure our executive officers are compensated in a manner consistent with our best interests and those of our stockholders.

Parachute Payments –

Under each of the named executive officers’ employment agreements (except for Mr. Johnston), we have agreed to make an additional tax gross-up payment to the executive if any amounts paid or payable to the executive would be subject to the excise tax imposed on certain so-called “excess parachute payments” under Section 4999 of the Code. However, if a reduction in the payments and benefits of 10% or less would render the excise tax inapplicable, then the payments and benefits will be reduced by such amount, and we will not be required to make the gross-up payment. Each of our named executive officers will also be entitled to a full tax gross-up relating to any additional social security withholding resulting from his simultaneous employment by Maguire Properties, Inc., the Operating Partnership and the Services Company.

Section 409A –

In order to comply with the provisions of Section 409A of the Code, we have generally included clauses in the employment agreements of our executive officers that state that no compensation or benefits, including any severance payments or benefits, will be paid to any of our named executive officers during the six-month period following any such executive’s separation from service if we determine that paying such amounts according to the timing contemplated by the executive’s employment agreement would result in the executive’s incurrence of additional taxes under Section 409A of the Code. In the event we make such a determination, we will instead pay to the executive a lump-sum amount representing the cumulative amount that would have otherwise been payable to the executive during such six-month period. This lump-sum payment will be made on the first day following the end of the six-month period.

SFAS No. 123(R) –

Under SFAS No. 123(R), we are required to account for all stock compensation issued to our employees at fair value, including the executive equity plan. We must measure the cost of employee services received in exchange for equity awards based on grant-date fair value and recognize such cost over the period during which an employee is required to provide services in exchange for the award. Grant-date fair value is estimated using appropriate option-pricing models. In connection with the adoption of our current executive compensation structure, we engaged Standard & Poors (presently operating under the name “Duff & Phelps”) to assist us in the calculation of grant date fair value of the awards to be issued under our executive equity plan and Mr. Maguire’s performance plan in accordance with SFAS No. 123(R).

Stock Ownership Guidelines

We do not currently have any stock ownership requirements for senior management. Our independent directors receive 7,500 options to purchase our common stock upon their initial election to the board of directors, and an additional 5,000 options and 1,000 shares of restricted common stock upon any subsequent elections. For more information regarding stock-based compensation for our board members, see the discussion below under the heading “–Compensation of Directors.”

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION*

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE OF OUR BOARD OF DIRECTORS

George A. Vandeman (Chair)

Lawrence S. Kaplan

Andrea L. Van de Kamp

Walter L. Weisman

*	The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference into any filing by us under the Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K/A and irrespective of any general incorporation language in such filing.

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for services rendered in all capacities to us and our subsidiaries for 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Robert F. Maguire III	2007	600,000	—	2,722,007	—	1,080,000	—	4,402,007
Chairman and Chief Executive Officer	2006	600,000	—	1,264,846	—	900,000	855	2,765,701

Martin A. Griffiths	2007	450,000	—	1,596,261	—	810,000	204,722	3,060,983
Executive Vice President and	2006	225,000	—	798,255	—	337,500	114,255	1,475,010
Chief Financial Officer
Dallas E. Lucas (6)	2007	78,462	—	—	—	—	2,074,950	2,153,412
Executive Vice President and	2006	450,000	—	349,478	101,114	675,000	251,370	1,826,962
Chief Financial Officer
Paul S. Rutter	2007	450,000	—	1,596,261	—	810,000	212,472	3,068,733
Executive Vice President, Major	2006	225,000	—	798,255	—	337,500	114,255	1,475,010
Transactions
Mark T. Lammas	2007	375,000	—	879,547	—	675,000	137,524	2,067,071
Executive Vice President,	2006	337,500	—	712,845	—	562,500	178,891	1,791,736
Development and Secretary
Peter K. Johnston	2007	300,000	—	—	—	75,000	1,361,621	1,736,621
Senior Vice President, Leasing	2006	300,000	—	—	—	175,000	1,330,536	1,805,536

(1)	Amounts shown in Column (c) represent the base salary amount earned by the named executive officer.

(2)	Amounts shown in Column (e) represent the amounts recognized for financial statement reporting purposes during 2007 and 2006 in accordance with SFAS No. 123(R). Pursuant to the rules and regulations of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The awards for which expense is shown in Column (e) were granted in 2004, 2005 and 2006.

(3)	Amount shown in Column (f) represents the amount recognized for financial statement reporting purposes during 2006 in accordance with SFAS No. 123(R). Pursuant to the rules and regulations of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The award for which expense is shown in Column (f) was granted in 2003. For a discussion of the assumptions used in calculating such amounts, see Item 8 “Financial Statements and Supplementary Data – Note 2 to the Consolidated Financial Statements.”

(4)	Amounts shown in Column (g) represent the annual bonus earned by the named executive officer.

(5)	Amounts shown in Column (h) for: (a) Mr. Griffiths represents dividends he received on his unvested restricted stock during 2007, (b) Mr. Lucas represents consulting fees received pursuant to the terms of his consulting agreement totaling $2,067,200 and company matching contributions to our 401(k) plan totaling $7,750 during 2007, (c) Mr. Rutter represents dividends he received on his unvested restricted stock of $204,722 and company matching contributions to our 401(k) plan totaling $7,750 during 2007, (d) Mr. Lammas represents dividends he received on his unvested restricted stock of $129,774 and company matching contributions to our 401(k) plan totaling $7,750 during 2007 and (e) Mr. Johnston represents leasing commissions earned during 2007.

(6)	Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007, pursuant to a separation agreement, dated as of February 27, 2007.

Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to each of our named executive officers during 2007. For actual awards earned by our named executive officers during 2007, see “–Summary Compensation Table.”

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)
(a)	(b)	(c)	(d)	(e)
Robert F. Maguire III	1/1/2007	150,000	600,000	1,200,000
Martin A. Griffiths	1/1/2007	112,500	450,000	900,000
Dallas E. Lucas (5)	1/1/2007	—	—	—
Paul S. Rutter	1/1/2007	112,500	450,000	900,000
Mark T. Lammas	1/1/2007	93,750	375,000	750,000
Peter K. Johnston	1/1/2007	—	100,000	200,000

(1)	The grant date for annual incentive bonuses is deemed to be January 1, 2007.

(2)	Amounts shown in Column (c) represent the minimum amount expected to be paid to our named executives under this plan. Amounts shown in Column (c) were calculated using a bonus multiple of 0.25 for Personal Objectives and a bonus multiple of 0 for Company Performance objectives for Mr. Maguire, Mr. Griffiths, Mr. Rutter and Mr. Lammas multiplied by their respective annual target bonuses, which are defined as 100% of their annual base salary per the terms of their respective employment agreements. Mr. Johnston’s annual bonus is calculated based solely on Company Performance objectives per the terms of his employment agreement. Mr. Johnston’s threshold amount would be zero.

(3)	Amounts shown in Column (d) represent a bonus multiple of 0.50 for Personal Objectives and a bonus multiple of 0.50 for Company Performance objectives for Mr. Maguire, Mr. Griffiths, Mr. Rutter and Mr. Lammas multiplied by their respective annual target bonuses. Mr. Johnston’s annual bonus is calculated based solely on a bonus multiple of 1.0 for Company Performance objectives. His stated target bonus in his employment agreement is $100,000.

(4)	Amounts shown in Column (e) represent a bonus multiple of 1.0 for Personal Objectives and a bonus multiple of 1.0 for Company Performance objectives for Mr. Maguire, Mr. Griffiths, Mr. Rutter and Mr. Lammas multiplied by their respective annual target bonuses. Mr. Johnston’s annual bonus is calculated based solely on a bonus multiple of 2.0 for Company Performance objectives. His stated maximum bonus in his employment agreement is $200,000.

(5)	Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007, pursuant to a separation agreement, dated as of February 27, 2007. Mr. Lucas was not eligible for an award under this plan during 2007.

The award paid to Mr. Johnston in February 2008 was 75% of his target. The awards paid to Mr. Maguire, Mr. Griffiths, Mr. Rutter and Mr. Lammas in February 2008 were 180% of their respective target annual bonuses, each of which included a discretionary adjustment determined by the Compensation Committee that increased the payment from 137.5% of target as calculated under the terms of the plan. For more information, see the discussion under the heading “–Compensation Discussion and Analysis–Annual Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards for each of our named executive officers as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert F. Maguire III	—	—	—	—	—	—	—
Dallas E. Lucas (3)	—	—	—	—	—	—	—	—	—
Martin A. Griffiths (4)	—	—	—	—	—	113,734	3,351,741	—	4,000,000
Paul S. Rutter (4)	—	—	—	—	—	113,734	3,351,741	—	4,000,000
Mark T. Lammas (5)	—	—	—	—	—	73,028	2,152,135	—	4,000,000
Peter Johnston	—	—	—	—	—	—	—	—	—

(1)	Amounts shown in Column (h) represent the number of shares of unvested restricted stock shown in Column (g) multiplied by $29.47, the closing market price of our common stock on the NYSE on December 31, 2007.

(2)	Other than for Mr. Maguire, amounts shown in Column (j) reflect the maximum amount potentially payable under each executive’s performance award agreement. Other than Mr. Maguire, each executive’s performance award is designated as a specified percentage interest of an aggregate performance award pool which is based on “excess shareholder value” (as defined in the executive’s performance award agreement) created during the applicable performance period.

Mr. Maguire’s performance award is also based on the Excess Shareholder Value created during his performance period, which vest in an amount equal to 10% of the Excess Shareholder Value created during his performance period, assuming that the target performance measure has been attained. In no event will the number of shares of our common stock issued pursuant to Mr. Maguire’s award exceed 1.4 million shares, and the dollar value of the award will not exceed the product of (x) 1.4 million shares of our common stock (subject to adjustment as provided by our incentive award plan) and (y) the fair market value of our common stock on the date the award becomes vested.

(3)	Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007, pursuant to a separation agreement, dated as of February 27, 2007. Pursuant to the terms of his separation agreement, Mr. Lucas forfeited all rights, title and interest in the executive equity plan upon his resignation.

(4)	Pursuant to their respective employment agreements, we granted Mr. Griffiths and Mr. Rutter each 142,167 shares of restricted common stock that vests ratably over 5 years, 20% of which vested on June 30, 2007. The remaining shares will vest on June 30, 2008, 2009, 2010 and 2011 at a rate of 20% of the initial grant per year.

(5)	On June 27, 2004, we granted Mr. Lammas 80,808 shares of restricted common stock. This award vests ratably over 5 years, 20% of which vested on the date of grant and 20% of which vested on June 27, 2005, 2006 and 2007. The remaining 16,161 shares will vest on June 27, 2008.

Upon appointment to the role of Executive Vice President, Development on June 30, 2006, we granted Mr. Lammas 56,867 shares of restricted common stock. One-half of this award will vest on June 30, 2009 and the remainder will vest on June 30, 2010.

Option Exercises and Stock Vested

The following table summarizes option exercises and vesting of stock awards for each of our named executive officers during 2007:

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Robert F. Maguire III	—	—	—	—
Martin A. Griffiths (1)	—	—	28,433	976,105
Dallas E. Lucas (2), (3)	207,100	3,521,610	—	—
Paul S. Rutter (1)	—	—	28,433	976,105
Mark T. Lammas (4)	—	—	16,162	552,902
Peter K. Johnston	—	—	—	—

(1)	Amounts shown in Column (e) for Mr. Griffiths and Mr. Rutter represent the value of 28,433 shares of restricted stock that vested on June 30, 2007 based on a per-share value of $34.33, the closing market price of our common stock on the NYSE on June 29, 2007. No amount realized upon vesting has been deferred.

(2)	Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007, pursuant to a Separation Agreement, dated as of February 27, 2007.

(3)	Amount shown in Column (c) represents the value Mr. Lucas received upon exercise of nonqualified stock options during 2007.

On May 10, 2007, Mr. Lucas exercised 70,000 options in a series of transactions. The exercise price per share was $19.00, and the weighted average market price per share at the time of exercise was $37.16. The value realized by Mr. Lucas upon exercise was $1,271,075. No amount realized upon exercise has been deferred.

On May 21, 2007, Mr. Lucas exercised 35,000 options in a series of transactions. The exercise price per share was $19.00, and the weighted average market price per share at the time of exercise was $34.17. The value realized by Mr. Lucas upon exercise was $531,068. No amount realized upon exercise has been deferred.

On May 29, 2007, Mr. Lucas exercised 50,000 options in a series of transactions. The exercise price per share was $19.00, and the weighted average market price per share at the time of exercise was $35.59. The value realized by Mr. Lucas upon exercise was $829,280. No amount realized upon exercise has been deferred.

On May 30, 2007, Mr. Lucas exercised 52,100 options in a series of transactions. The exercise price per share was $19.00, and the weighted average market price per share at the time of exercise was $36.09. The value realized by Mr. Lucas upon exercise was $890,187. No amount realized upon exercise has been deferred.

(4)	Amount shown in Column (e) for Mr. Lammas represents the value of 16,162 shares of restricted common stock that vested on June 27, 2007 based on a per-share value of $34.21, the closing market price of our common stock on the NYSE on June 27, 2007. No amount realized upon vesting has been deferred.

Potential Payments upon Termination or Change in Control

Each of our named executive officers has an employment agreement providing for his position, pay and benefits. These employment agreements contain provisions for severance payments and benefits to be paid in the event of certain terminations of employment. Additionally, some of our employee compensation plans contain provisions that apply in the event of a change in control, and our named executive officers would benefit from these provisions. See “–Severance Payment and Benefits and Change in Control Provisions.”

Termination with Severance, No Change in Control –

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had terminated on December 31, 2007 under circumstances entitling him to severance benefits, but not following a change in control:

	Cash Lump Sum
Name	Multiple of Salary and Bonus ($) (1)	Chairman Outperformance Plan ($)	Executive Equity Plan ($)	Value of Restricted Stock Vesting Acceleration ($) (2)	Value of Employee Benefits ($) (3)	280G Tax Gross Up ($)	Total Value ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert F. Maguire III	2,880,000	—	—	—	28,560	—	2,908,560
Martin A. Griffiths	2,497,500	—	—	3,351,741	39,649	—	5,888,890
Dallas E. Lucas (4)	—	—	—	—	—	—	—
Paul S. Rutter	2,497,500	—	—	3,351,741	32,962	—	5,882,203
Mark T. Lammas	1,862,500	—	—	2,152,135	39,649	—	4,054,284
Peter K. Johnston	1,000,000	—	—	—	—	—	1,000,000

(1)	Amount shown in Column (b) for Mr. Maguire is a lump-sum cash payment equal to 200% of the sum of his then-current annual base salary plus average bonus over the prior three years as per the terms of his employment agreement plus his 2007 annual bonus which was paid in February 2008. For Mr. Griffiths, Mr. Rutter and Mr. Lammas, the amount shown is a lump-sum cash payment equal to 150% of the sum of their then-current annual base salary plus average bonus over the prior three years as per the terms of each of their employment agreements plus their 2007 annual bonus which was paid in February 2008. Per Mr. Johnston’s employment agreement, a set amount of $1,000,000 is to be paid to him upon termination.

(2)	Amount shown in Column (e) represents 113,734 shares of unvested restricted stock for both Mr. Griffiths and Mr. Rutter and 73,028 shares of unvested restricted stock for Mr. Lammas as of December 31, 2007 multiplied by $29.47, the closing market price of our common stock on the NYSE on December 31, 2007. These awards vest upon termination as per the terms of their respective employment agreements.

(3)	Amount shown in Column (f) represents the amount due to Mr. Maguire for a maximum of up to 24 months and for Mr. Griffiths, Mr. Rutter and Mr. Lammas for a maximum of up to 18 months for health benefits from termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. We have also included an estimate of the cost of outplacement services for Mr. Maguire, Mr. Griffiths, Mr. Rutter and Mr. Lammas for a period of up to one year. Mr. Johnston is not entitled to any health benefits coverage or outplacement services after his termination per the terms of his employment agreement.

(4)	Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007, pursuant to a separation agreement, dated as of February 27, 2007. Per the terms of his separation agreement, we are not obligated to pay him any termination benefits as of December 31, 2007.

Termination with Severance Following a Change in Control –

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if a change in control had occurred on December 31, 2007, and his employment had been terminated under circumstances entitling him to severance benefits:

	Cash Lump Sum
Name	Multiple of Salary and Bonus ($) (1)	Chairman Outperformance Plan ($) (2)	Executive Equity Plan ($) (3)	Value of Restricted Stock Vesting Acceleration ($) (4)	Value of Employee Benefits ($) (5)	280G Tax Gross Up ($) (6)	Total Value ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert F. Maguire III	3,780,000	—	—	—	35,840	1,360,881	5,176,721
Martin A. Griffiths	3,060,000	—	533,400	3,351,741	48,199	1,520,274	8,513,614
Dallas E. Lucas (7)	—	—	—	—	—	—	—
Paul S. Rutter	3,060,000	—	533,400	3,351,741	39,282	1,520,274	8,504,697
Mark T. Lammas	2,258,333	—	533,400	2,152,135	48,199	—	4,992,067
Peter K. Johnston	1,000,000	—	—	—	—	—	1,000,000

(1)	Amount shown in Column (b) for Mr. Maguire is a lump-sum cash payment equal to 300% of the sum of his then-current annual base salary plus average bonus over the prior three years per the terms of his employment agreement plus his 2007 annual bonus which was paid in February 2008. For Mr. Griffiths, Mr. Rutter and Mr. Lammas, the amount shown is a lump-sum cash payment equal to 200% of the sum of his then-current annual base salary plus average bonus over the prior three years as per the terms of each of their employment agreements plus their 2007 annual bonus which was paid in February 2008. Per Mr. Johnston’s employment agreement, a set amount of $1,000,000 is to be paid to him upon termination.

(2)	Mr. Maguire did not earn an award per the terms of his performance award agreement as of December 31, 2007.

(3)	Amount shown in Column (d) represents the value of each named executive’s interest in the plan calculated using a share price of $29.47, the closing market price of our common stock on the NYSE on December 31, 2007.

(4)	Amount shown in Column (e) represents 113,734 shares of unvested restricted stock for both Mr. Griffiths and Mr. Rutter and 73,028 shares of unvested restricted stock for Mr. Lammas as of December 31, 2007 multiplied by $29.47, the closing market price of our common stock on the NYSE on December 31, 2007. These awards vest upon termination as per the terms of their respective employment agreements.

(5)	Amount shown in Column (f) represents the amount due to Mr. Maguire for a maximum of up to 36 months and for Mr. Griffiths, Mr. Rutter and Mr. Lammas for a maximum of up to 24 months for health benefits from termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. We have also included an estimate of the cost of outplacement services for Mr. Maguire, Mr. Griffiths, Mr. Rutter and Mr. Lammas for a period of up to one year. Mr. Johnston is not entitled to any health benefits coverage or outplacement services after his termination per the terms of his employment agreement.

(6)	Amount shown in Column (g) represents the additional amount estimated to be payable to make the applicable executives whole for the federal excise tax on excess parachute payments (including payment of the taxes on the additional amount itself). This excise tax is payable if the value of certain payments that are contingent upon a change in control, referred to as parachute payments, exceeds a safe harbor amount. Each of our named executive officers, other than Mr. Johnston are entitled, under their employment agreements, to be held harmless against this tax if the value of their parachute payments is at least 110% of the safe harbor amount; if that value exceeds the safe harbor amount by a lesser amount, then the parachute payments are to be reduced to the safe harbor amount. However, in this illustration, this reduction of parachute payments does not become applicable.

(7)	Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007, pursuant to a separation agreement, dated as of February 27, 2007. Per the terms of his separation agreement, we are not obligated to pay him any termination benefits as of December 31, 2007.

Termination Resulting from Death or Disability –

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had terminated on December 31, 2007 as a result of death or disability:

	Cash Lump Sum
Name	Multiple of Salary and Bonus ($) (1)	Chairman Outperformance Plan ($)	Executive Equity Plan ($)	Value of Restricted Stock Vesting Acceleration ($)	Value of Employee Benefits ($) (2) (3)	280G Tax Gross Up ($)	Total Value ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert F. Maguire III	1,680,000	—	—	—	517,280	—	2,197,280
Martin A. Griffiths	1,260,000	—	—	—	527,099	—	1,787,099
Dallas E. Lucas (4)	—	—	—	—	—	—	—
Paul S. Rutter	1,260,000	—	—	—	522,641	—	1,782,641
Mark T. Lammas	1,050,000	—	—	—	535,649	—	1,585,649
Peter K. Johnston	—	—	—	—	510,000	—	510,000

(1)	Amount shown in Column (b) for Mr. Maguire is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his 2007 annual bonus which was paid in February 2008. For Mr. Griffiths, Mr. Rutter and Mr. Lammas, the amount represents a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus their 2007 annual bonus which was paid in February 2008. Mr. Johnston is not entitled to any salary or bonus payments per the terms of his employment agreement upon the termination of his employment resulting from death or disability.

(2)	Amount shown in Column (f) represents the amount due to Mr. Maguire, Mr. Griffiths, Mr. Rutter and Mr. Lammas or each of their respective estates or beneficiaries for health benefits for 12 months from his date of death or disability at the same cost as was in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. Mr. Johnston is not entitled to such payments per the terms of his employment agreement.

(3)	In the event that any of the named executive officer’s termination by death or disability, the executive or his estate or beneficiaries will be entitled to receive a $510,000 payment from the Prudential Insurance Company of America. As part of the executives’ employee benefits, we pay 100% of the premium for an insurance policy comprised of term life and accidental death and dismemberment that entitles the beneficiary to a payment of two times his annual salary, with a maximum benefit of $510,000. Each of our named executive officers would receive the maximum benefit upon termination by death or disability.

(4)	Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007, pursuant to a separation agreement, dated as of February 27, 2007. Per the terms of his separation agreement, we are not obligated to pay him any termination benefits as of December 31, 2007.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during 2007:

DIRECTOR COMPENSATION

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Lawrence S. Kaplan	175,000	6,050	23,356	—	800	205,206
Caroline S. McBride (6)	107,500	—	11,369	—	400	119,269
Andrea L. Van de Kamp	95,000	6,050	23,356	—	800	125,206
George A. Vandeman (7)	81,250	—	2,436	—	—	83,686
Walter L. Weisman	245,000	6,050	23,356	—	800	275,206
Lewis N. Wolff (8)	95,000	—	5,099	—	400	100,499

(1)	Our Chief Executive Officer, Mr. Maguire, is a member of our board of directors. Mr. Maguire does not receive any additional compensation for his services as a director. All compensation for his services as an employee of our company is shown in the Summary Compensation Table.

(2)	Amounts shown in Column (b) are those earned during 2007 for annual retainer fees, committee fees and/or chair fees.

(3)	Amounts shown in Column (c) represent the amount recognized for financial statement reporting purposes during 2007 in accordance with SFAS No. 123(R). Pursuant to the rules and regulations of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The awards for which expense is shown in Column (c) are for those granted in 2007.

Mr. Kaplan, Ms. McBride, Ms. Van de Kamp, Mr. Weisman and Mr. Wolff each received an annual grant of 1,000 shares of restricted common stock on June 5, 2007 with a SFAS No. 123(R) grant date fair value of $36,300, based on the closing market price of our common stock on the NYSE on the date of grant of $36.30 per share.

As of December 31, 2007, our directors held the following number of restricted stock awards that had not yet vested: Mr. Kaplan, 1,000; Ms. McBride, none; Ms. Van de Kamp, 1,000; Mr. Vandeman, none; Mr. Weisman, 1,000; and Mr. Wolff, none.

(4)	Amounts shown in Column (d) represent the amount recognized for financial statement reporting purposes during 2007 in accordance with SFAS No. 123(R). Pursuant to the rules and regulations of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The awards for which expense is shown in Column (d) include those granted in 2004, 2005, 2006 and 2007.

Mr. Kaplan, Ms. McBride, Ms. Van de Kamp, Mr. Weisman and Mr. Wolff each received an annual grant of 5,000 nonqualified stock options on June 5, 2007 with a SFAS No. 123(R) grant date fair value of $123,135. On October 2, 2007, Mr. Vandeman received an award of 7,500 nonqualified stock options upon his joining our board of directors that had a SFAS No. 123(R) grant date fair value of $29,236. For a discussion of the assumptions used in calculating grant date fair value, see Item 8 “Financial Statements and Supplementary Data–Note 2 to the Consolidated Financial Statements.”

As of December 31, 2007, our directors held the following number of outstanding nonqualified stock option awards: Mr. Kaplan, 27,500; Ms. McBride, 17,500; Ms. Van de Kamp, 27,500; Mr. Vandeman, 7,500; Mr. Weisman, 25,000; and Mr. Wolff, 4,167.

(5)	Amounts shown in Column (f) represent dividends earned during 2007 on unvested restricted stock awards.

(6)	Ms. McBride resigned from our board of directors as of September 26, 2007. The restricted stock award of 1,000 shares and the 5,000 nonqualified stock options she received during 2007 were cancelled effective September 26, 2007. The 17,500 nonqualified stock option awards held by Ms. McBride as of December 31, 2007 expired unexercised on March 26, 2008 as a result of her resignation.

(7)	Mr. Vandeman joined our board of directors on October 2, 2007.

(8)	Mr. Wolff resigned from our board of directors as of September 26, 2007. The restricted stock award of 1,000 shares and the 5,000 nonqualified stock options he received during 2007 were cancelled effective September 26, 2007. The 4,167 vested nonqualified stock option awards held by Mr. Wolff as of December 31, 2007 expired unexercised on March 26, 2008 as a result of his resignation.

Retainers and Fees –

For the first six months of 2007, each of our directors who is not an employee of our company or its subsidiaries received a retainer of $22,500 per quarter for services as a director. In June 2007, we made certain changes to our board compensation, which increased the retainer from $90,000 per year to $100,000 per year. During the last six months of 2007, each of our non-employee directors received a retainer of $25,000 per quarter. Our board members do not receive any additional compensation for attending board or committee meetings.

For the first six months of 2007, Mr. Kaplan received a fee of $6,250 per quarter for his services as the Chair of the Audit Committee. In June 2007, we made a change to our board compensation, which increased the fee for the Audit Committee Chair from $25,000 per year to $35,000 per year. During the last six months of 2007, Mr. Kaplan received a Chair fee of $8,750 per quarter.

In June 2007, we made a change to our board compensation and established a $25,000 annual fee for the Chair of the Compensation Committee. Mr. Vandeman received a fee of $6,250 for his services as the Chair of the committee during the fourth quarter of 2007. Our previous chair of the Compensation Committee, Ms. McBride, also received fees totaling $12,500 for chairing this committee.

As the non-executive Vice Chairman and lead director, Mr. Weisman received an annual fee of $100,000. No change to the amount of this fee was made during 2007.

In November 2007, our board of directors formed a Special Committee comprised of independent directors to focus on strategic alternatives for preserving and enhancing value for our stockholders. The initial members of the committee included Mr. Kaplan, Mr. Vandeman and Mr. Weisman. Ms. Van de Kamp joined the committee in March 2008. For their services on the Special Committee, each member earned a monthly fee of $25,000, up to a maximum fee totaling $150,000.

Equity Awards –

The Second Amended and Restated 2003 Incentive Award Plan provides for formula grants of stock options to non-employee directors. Upon appointment to the board of directors, each director receives a grant of 7,500 nonqualified stock options. Thereafter, on the date of each annual meeting of stockholders at which the non-employee director is re-elected to the board of directors, each director receives a grant of 5,000 nonqualified stock options. These nonqualified stock options allow the director to purchase shares of our common stock at an exercise price of not less than 100% of the fair market value of our common stock on the date of grant. These options vest over three equal annual installments on each of the first, second and third anniversaries of the date of grant. However, options granted to directors become fully vested upon retirement from the board of directors. Vested options can be exercised up to 12 months from the date of death or leaving the board due to permanent and total disability, up to six months from the date of leaving the board for reasons other than death or permanent and total disability, or 10 years from the date of grant. In the event of a change in control (as such term is defined in our Incentive Award Plan), all options shall accelerate and become fully exercisable immediately prior to the effective date of such change in control, unless such option has either previously expired or the successor company assumes or substitutes such option. Following the effective date, all options not either assumed, substituted for or exercised shall expire.

Each director also receives an annual grant of 1,000 shares of restricted stock upon election or re-election to the board of directors. The purchase price of restricted stock is $0.01 per common share. The restricted stock vests over three equal annual installments on each of the first, second and third anniversaries of the date of grant. Any unvested restricted stock is forfeited or subject to our right of repurchase, except in limited circumstances, as determined by the Compensation Committee (including termination of directorship following a change in control) when a director leaves the board for any reason.

Compensation Committee Interlocks and Insider Participation

During 2007, Mr. Kaplan, Ms. McBride, Ms. Van de Kamp, Mr. Vandeman, Mr. Weisman and Mr. Wolff served on the Compensation Committee. Ms. McBride and Mr. Wolff resigned from the committee on September 26, 2007 when they resigned from our board of directors. Mr. Vandeman, the current chair of the Compensation Committee, joined on October 9, 2007. During 2007, there were no interlocks with other companies requiring disclosure under the applicable rules and regulations of the SEC. None of the members of the Compensation Committee is or has been an officer or employee of our company or any of its subsidiaries.

While the Compensation Committee retains ultimate approval authority for executive compensation, it has delegated the authority to negotiate specific terms of executive employment agreements to senior management.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth the only persons known to us to be the beneficial owner, or deemed to be the beneficial owner, of more than 5% of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) as of April 18, 2008:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)	Percent of Common Stock and Units (1)
Cohen & Steers, Inc. (2) 280 Park Avenue 10th Floor New York, NY 10017	7,004,946	14.60%	12.82%

Scoggin Capital Management, L.P. (3) 660 Madison Avenue New York, NY 10021	4,426,400	9.23%	8.10%

Wesley Capital Management, LLC (4) 717 5th Avenue 14th Floor New York, NY 10022	4,335,207	9.04%	7.93%

Third Point LLC (5) 390 Park Avenue 18th Floor New York, NY 10022	3,350,000	6.98%	6.13%

Weiss Multi-Strategy Advisers LLC (6) One State Street 20th Floor Hartford, CT 06103	3,065,000	6.39%	5.61%

Wellington Management Company, LLP (7) 75 State Street Boston, MA 02109	3,056,550	6.37%	5.59%

JMB Capital Partners Master Fund, L.P. (8) 1999 Avenue of the Stars Suite 2040 Los Angeles, CA 90067	2,993,000	6.24%	5.48%

The Vanguard Group, Inc. (9) 100 Vanguard Boulevard Malvern, PA 19355	2,714,226	5.66%	4.97%

(1)	Amounts and percentages in this table are based on 47,980,393 shares of our common stock and 6,674,573 Operating Partnership units (other than units held by Maguire Properties, Inc.) outstanding as of April 18, 2008.

(2)

Information regarding Cohen & Steers, Inc. (“Cohen”), Cohen & Steers Capital Management, Inc. (“Cohen Capital”) and Cohen & Steers Europe S.A. (“Cohen Europe”) is based solely on a Schedule 13G/A filed by Cohen, Cohen Capital and Cohen Europe with the SEC on February 13, 2008. The Schedule 13G/A indicates that Cohen had sole voting power with respect to 6,307,481 shares of our common stock, sole dispositive power with respect to 7,004,946 shares of our common stock and no shared voting or dispositive power. The Schedule 13G/A indicates that Cohen Capital had sole voting power with respect to 6,280,729 shares of our common stock and sole dispositive power with respect to 6,971,978 shares of our common stock and no shared voting or dispositive power. The Schedule 13G/A indicates that Cohen Europe had sole voting power with respect to 26,752 shares of our common stock and sole dispositive power with respect to 32,968 shares of our common stock and no shared voting or dispositive power.

The Schedule 13G/A indicates that Cohen holds a 100% interest in Cohen Capital and that Cohen and Cohen Capital together hold a 100% interest in Cohen Europe. The principal address for Cohen Europe is Chausee de la Hulpe 116, 1170 Brussels, Belgium.

(3)	Information regarding Scoggin Capital Management, L.P. II (“Scoggin Capital”), Scoggin International Fund, Ltd. (“Scoggin International”), Scoggin Worldwide Fund, Ltd. (“Scoggin Worldwide”), Scoggin, LLC, Craig Effron and Curtis Schenker is based solely on a Schedule 13G/A filed with the SEC on February 14, 2008. The Schedule 13G/A indicates that Scoggin Capital had sole voting and dispositive power with respect to 1,480,900 shares of our common stock and no shared voting or dispositive power. The Schedule 13G/A indicates that Scoggin International had sole voting and dispositive power with respect to 1,927,200 shares of our common stock and no shared voting or dispositive power. The Schedule 13G/A indicates that Scoggin Worldwide had sole voting and dispositive power with respect to 396,000 shares of our common stock and no shared voting or dispositive power. The Schedule 13G/A indicates that Scoggin, LLC had sole voting and dispositive power with respect to 2,323,200 shares of our common stock and shared voting and dispositive power with respect to 597,300 shares of our common stock. The Schedule 13G/A indicates that Mr. Effron had sole voting and dispositive power with respect to 25,000 shares of our common stock and shared voting and dispositive power with respect to 4,401,400 shares of our common stock. The Schedule 13G/A indicates that Mr. Schenker had sole voting and dispositive power with respect to 15,000 shares of our common stock and shared voting and dispositive power with respect to 4,401,400 shares of our common stock.

The Schedule 13G/A indicates that the general partner of Scoggin Capital is S&E Partners, L.P., that Scoggin, Inc. is the sole general partner of S&E Partners, L.P. and that Mr. Effron and Mr. Schenker are the stockholders of Scoggin, Inc. Additionally, the Schedule 13G/A indicates that Scoggin, LLC is the investment manager of Scoggin International, Mr. Effron and Mr. Schenker are the managing members of Scoggin, LLC and Scoggin, LLC serves as the investment sub-manager for equity and event-driven investing for Scoggin Worldwide. The principal address for Scoggin International is c/o Swiss Financial Services (Bahamas) Ltd., One Montague Place, 4th Floor, East Bay Street, P.O. Box EE-17758, Nassau, Bahamas. The principal address for Scoggin Worldwide is c/o Q&H Corporate Services, Ltd., 3rd Floor, Harbour Centre, P.O. Box 1348, George Town, Grand Cayman, Cayman Islands.

(4)	Information regarding Wesley Capital Management, LLC (“Wesley Capital”), Arthur Wrubel and John Khoury is based solely on a Schedule 13G/A filed with the SEC on February 13, 2008. The Schedule 13G/A indicates that Wesley Capital, Mr. Wrubel and Mr. Khoury each had shared voting and dispositive power with respect to 4,335,207 shares of our common stock and no shared voting or dispositive power.

The Schedule 13G/A indicates that Wesley Capital is the investment manager or advisor of three private investment funds and one managed account that hold shares of our common stock and that Mr. Wrubel and Mr. Khoury are the managing members of Wesley Capital.

(5)	Information regarding Third Point LLC and Daniel Loeb is based solely on a Schedule 13D filed with the SEC on April 1, 2008. The Schedule 13D indicates that Third Point LLC and Mr. Loeb each had shared voting and dispositive power with respect to 3,350,000 shares of our common stock and no sole voting or dispositive power.

The Schedule 13D indicates that Third Point LLC is the investment manager or adviser to a variety of funds and managed accounts and controls the investing and trading in securities held by the funds. These funds directly own the common stock of our company. According to the schedule 13D, Mr. Loeb is the Chief Executive Officer of Third Point LLC and controls its business activities.

(6)	Information regarding Weiss Multi-Strategy Advisers LLC (“Weiss LLC”), George A. Weiss and Frederick E. Doucette III is based solely on a Schedule 13G/A filed with the SEC on January 24, 2008. The Schedule 13G/A indicates that Weiss LLC, Mr. Weiss and Mr. Doucette each had shared voting and dispositive power with respect to 3,065,000 shares of our common stock and no sole voting or dispositive power.

The Schedule 13G/A indicates that Mr. Weiss is the managing member of Weiss LLC.

(7)	Information regarding Wellington Management Company, LLP (“Wellington”) is based solely on a Schedule 13G filed with the SEC on February 14, 2008. The Schedule 13G indicates that Wellington had shared voting power with respect to 2,484,550 shares of our common stock, shared dispositive power with respect to 3,014,750 shares of our common stock and no sole voting or dispositive power.

The Schedule 13G indicates that Wellington, in its capacity as investment adviser, may be deemed to beneficially own 3,056,550 shares of our common stock. The clients of Wellington directly own the common stock of our company.

(8)	Information regarding JMB Capital Partners Master Fund, L.P. (“JMB”), Smithwood Advisers, L.P. (“Smithwood Advisers”), Smithwood General Partner, LLC (“Smithwood GP”), Smithwood Partners, LLC (“Smithwood Partners”) and Jonathan Brooks is based solely on a Schedule 13D/A filed with the SEC on December 7, 2007. The Schedule 13D/A indicates that JMB, Smithwood Advisers, Smithwood GP, Smithwood Partners and Mr. Brooks each had shared voting and dispositive power with respect to 2,993,000 shares of our common stock and no sole voting or dispositive power.

The Schedule 13D filed with the SEC on November 13, 2007 indicates that JMB is a master fund whose principal business is investing. The principal business of Smithwood Advisors, Smithwood GP and Smithwood Partners is the management of investment funds and the activities related thereto. According to the Schedule 13D, Smithwood Partners is the general partner of JMB and Smithwood Advisers is the investment adviser of JMB. According to the Schedule 13D, Smithwood GP is the general partner of Smithwood Advisers and Mr. Brooks is the managing member of Smithwood Partners and the controlling owner and managing member of Smithwood GP.

(9)	Information regarding The Vanguard Group, Inc. (“Vanguard”) is based solely on a Schedule 13G/A filed with the SEC on February 12, 2008. The Schedule 13G/A indicates that Vanguard had sole voting power with respect to 45,424 shares of our common stock, sole dispositive power with respect to 2,714,226 shares of our common stock and no shared voting or dispositive power.

Security Ownership of our Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) of (1) our directors, (2) our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executives as of December 31, 2007 and (3) our directors and our executive officers listed in Item 10 as a group. In preparing this information, we relied upon information provided to us by our directors and current executive officers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2), (3)	Percent of Common Stock (4)	Percent of Common Stock and Units (4)
(a)	(b)	(c)	(d)
Robert F. Maguire III (5), (6)	9,042,036	16.58%	16.54%
Martin A. Griffiths (7)	156,384	*	*
Dallas E. Lucas (8)	—	*	*
Paul S. Rutter (9)	156,384	*	*
Mark T. Lammas (10)	122,013	*	*
Peter K. Johnston (11)	2,590	*	*
Lawrence S. Kaplan (12)	26,499	*	*
Andrea L. Van de Kamp (13)	25,499	*	*
George A. Vandeman	—	*	*
Walter L. Weisman (14)	25,999	*	*
All directors and executive officers as a group (17 persons)	9,751,477	17.86%	17.82%

*	Less than 1.0%.

(1)	The address for each person named is c/o Maguire Properties, Inc., 1733 Ocean Avenue, Suite 400, Santa Monica, CA 90401.

(2)	Unless otherwise indicated, each person is the direct owner of and has sole voting and dispositive power with respect to such common stock and Operating Partnership units, with the exception of restricted stock as to which the person has sole voting but no dispositive power. Amounts and percentages in this table are based on 47,980,393 shares of our common stock and 6,674,573 Operating Partnership units (other than units held by Maguire Properties, Inc.) outstanding as of April 18, 2008. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis.

(3)	Amount shown in Column (b) for Mr. Maguire assumes that all Operating Partnership units held by him are redeemed by him and exchanged by us at our option for shares of our common stock. Amounts shown in Column (b) for all directors and executive officers other than Mr. Maguire assume that stock options exercisable within 60 days of April 18, 2008, if any, are exercised for shares of our common stock.

(4)	The total number of shares outstanding used in calculating the percentage shown in Columns (c) and (d) assumes that all common stock that each person has the right to acquire upon redemption of Operating Partnership units (in the case of Mr. Maguire) or exercise of stock options within 60 days of April 18, 2008 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person.

(5)	Includes (i) 2,493,153 shares of common stock held directly, (ii) 3,471,045 Operating Partnership units held directly, (iii) 2,601,163 Operating Partnership units held by Maguire Partners Investments, LLC, which is wholly owned and controlled by Mr. Maguire, (iii) 424,043 Operating Partnership units held by two other entities that are wholly owned and controlled by Mr. Maguire; and (iv) 52,632 Operating Partnership units that are held by Maguire Partners-Master Investments, LLC, an entity in which Mr. Maguire holds a 55% membership interest and shares voting and dispositive power with respect to such Operating Partnership units with other members. Mr. Maguire disclaims beneficial ownership in the 45% of the units owned by Maguire Partners-Master Investments, LLC in which he has no pecuniary interest.

(6)	Mr. Maguire has a personal line of credit that is secured by his pledge of 2,493,153 shares of our common stock and 2,040,039 Operating Partnership units, and is subject to customary margin call provisions.

(7)	Includes (i) 42,650 shares of common stock held directly and (ii) 113,734 restricted shares of common stock held directly.

(8)	Mr. Lucas resigned from his role as Executive Vice President and Chief Financial Officer as of March 2, 2007, pursuant to a separation agreement, dated as of February 27, 2007.

(9)	Includes (i) 42,650 shares of common stock held directly and (ii) 113,734 restricted shares of common stock held directly.

(10)	Includes (i) 48,984 shares of common stock held directly and (ii) 73,029 restricted shares of common stock held directly.

(11)	Includes 2,590 shares of common stock held directly.

(12)	Includes (i) 3,000 shares of common stock held directly, (ii) 1,000 restricted shares of common stock held directly and (iii) 22,499 shares of common stock issuable upon exercise of stock options.

(13)	Includes (i) 2,000 shares of common stock held directly, (ii) 1,000 restricted shares of common stock held directly and (iii) 22,499 shares of common stock issuable upon exercise of stock options.

(14)	Includes (i) 5,000 shares of common stock held directly, (ii) 1,000 restricted shares of common stock held directly and (iii) 19,999 shares of common stock issuable upon exercise of stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

We recognize that transactions between our company and any of its directors or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than the best interests of our company and its stockholders. We have established a related party transaction policy to monitor transactions, arrangements or relationships in which our company and any of the following have an interest: an executive officer, director or nominee for director, a person (or entity) holding more than a 5% beneficial interest in our common stock, an immediate family member of any of the foregoing persons, or any entity in which any of the foregoing persons is employed, is a principal, or has a 10% or greater beneficial ownership interest (which we refer to in this report as a “related person”). As of January 1, 2007, the policy covers any transaction in an amount exceeding $120,000 in which a related person has a direct or indirect material interest. While we adhere to the policy for all potential related party transactions, the policy is not in written form and approval of such related party transactions are evidenced by internal company resolutions where applicable.

Under the policy, potential related party transactions are identified by senior management and the relevant details and analysis of the transaction are presented to the board of directors. If a member of senior management has an interest in a potential related party transaction, all relevant information is provided to our Chief Executive Officer, his designee or a designated officer without any interest in the transaction (as the case may be), who then generally reviews the proposed transaction with our outside counsel and thereupon presents the matter and his or her conclusions to the board of directors.

Upon presentation of the relevant information regarding the proposed related party transaction, the non-interested members of the board of directors evaluate and then approve or disapprove the proposed related party transaction. In determining whether to approve or ratify a related party transaction, the board of directors takes into account, among other factors it deems appropriate, whether the related party transaction is on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. To the extent the transactions and arrangements listed below were entered into after our IPO, they have been ratified by the board of directors in accordance with the policy described herein. Those transactions and arrangements entered into prior to or in connection with our IPO were not so approved.

Tax Indemnification Agreement and Related Debt Guarantees

Pursuant to contribution agreements among the owners of the Predecessor and our Operating Partnership, our Operating Partnership received a contribution of direct and indirect interests in certain properties in connection with our IPO, as well as a contribution of certain assets of the management, leasing and real estate development operations of the Predecessor, in exchange for limited partnership units in our Operating Partnership.

Under the contribution agreements of Mr. Maguire and of entities in which Mr. Maguire owns an interest (Master Investments, LLC and others), we have agreed that the Operating Partnership will indemnify each contributor for all direct and indirect adverse tax consequences that may result from the Operating Partnership directly or indirectly selling, exchanging or otherwise disposing of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in the following properties:

•

Gas Company Tower, US Bank Tower and KPMG Tower, until June 27, 2012 (or up to June 27, 2015 if Mr. Maguire and related entities continue to own 50% or more of the Operating Partnership units received by them in certain transactions related to our IPO); and

•

Plaza Las Fuentes and Wells Fargo Tower, until June 27, 2010 (or up to June 27, 2013 if Mr. Maguire and related entities continue to own 50% or more of the Operating Partnership units received by them in certain transactions related to our IPO).

The calculation of damages in the event these tax indemnification obligations are triggered will not be based solely on the time value of money nor the time remaining within the restriction period, but will also give consideration to the tax effect of the disposition on the contributor or contributors. The tax indemnification obligations of the Operating Partnership do not apply to the disposition of a restricted property if:

•

such disposition qualifies as a like-kind exchange under Section 1031 of the Code or an involuntary conversion under Section 1033 of the Code, or other transaction, in each case that does not result in the recognition of taxable income or gain to the contributor; provided, that:

¡

in the event of a disposition of a restricted property under Section 1031 or 1033 of the Code, or pursuant to another tax deferred transaction, any property or property interest acquired in the exchange shall be subject to the same restrictions as the property or interests disposed;

¡

if a restricted property is transferred to another entity in a transaction in which gain or loss is not recognized, the interest of the Operating Partnership in such entity shall thereafter be considered a restricted property, and if the acquiring entity’s disposition of such restricted property would cause the contributor to recognize gain or loss, the transferred restricted property shall still be considered a restricted property; and

¡

in the event of a merger or consolidation involving the Operating Partnership and an entity that qualifies for taxation as a “partnership” for federal income tax purposes, the successor partnership shall have agreed in writing for the benefit of the contributor that the sales restrictions shall continue to apply with respect to each restricted property; or

•

with respect to the contributor, the adjusted taxable basis of the applicable restricted property has increased in the hands of the Operating Partnership to fair market value as a result of a taxable disposition of Operating Partnership units or otherwise such that a taxable disposition of such restricted property by the Operating Partnership would not result in the allocation of taxable gain to the contributor pursuant to Section 704(c) of the Code.

Under Mr. Maguire’s and the related entities’ contribution agreements, we agreed to use commercially reasonable efforts to make $443.8 million of indebtedness available for guarantee by Mr. Maguire and the entities related to him until June 27, 2012 (or up to June 27, 2015 if Mr. Maguire and related entities continue to own 50% or more of the Operating Partnership units received by them in certain transactions related to our IPO). Under the contribution agreement of Master Investments, LLC, we agreed to use commercially reasonable efforts to make available for guarantee by such entity $65.0 million of indebtedness on the same basis as Mr. Maguire. We also have agreed to make an additional $83.0 million in indebtedness available for guarantee by a third party on the same basis as Mr. Maguire. Among other things, these guarantees of debt allow the respective party to defer the recognition of gain in connection with certain transactions related to our IPO.

Operating Partnership Agreement

In conjunction with the formation of Maguire Properties, Inc., Mr. Maguire, entities controlled by Mr. Maguire, and certain other persons and entities who contributed ownership interests in the Predecessor properties to our Operating Partnership received limited partnership units in our Operating Partnership.

Operating Partnership units have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners, including Mr. Maguire, have the right to redeem all or part of their Operating Partnership units at any time. At the time of redemption, we have the right to determine whether to redeem the Operating Partnership units for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. As of April 18, 2008, Mr. Maguire beneficially owns 6,548,883 Operating Partnership units, including 52,632 units held by Maguire Partners – Master Investments, LLC, an entity in which Mr. Maguire holds a 55% membership interest. Mr. Maguire disclaims beneficial ownership in the 45% of these units in which he has no pecuniary interest.

Management, Leasing, Development and Services Agreements

Through the Operating Partnership and Services Company, we have entered into management and/or leasing agreements with the entities that own each of 1733 Ocean Avenue in Santa Monica, California, Western Asset Plaza, in Pasadena, California, the Solana property, a 2.1 million square foot office, hotel and retail property in the Dallas/Fort Worth, Texas area and the 322-acre Solana land parcel adjoining the Solana property (together with the Solana property, the “Solana Properties”) (collectively, the “Management Properties”). Mr. Maguire directly or indirectly owns a controlling or material interest in each of these entities. Under the terms of the management agreements, we, the Operating Partnership or the Services Company, provide property management, operating, maintenance, repair and/or leasing services to each of the Management Properties in return for management fees, leasing commissions and reimbursements of actual direct costs and expenses incurred by us or the Services Company, as applicable. Pursuant to the terms of the Property Management and Leasing Agreement dated as of June 27, 2003 with Maguire Partners-Solana Limited Partnership, we are responsible for the bonus of the President of Maguire Partners-Solana Limited Partnership, William T. Allen. During 2007, Mr. Allen earned $810,000 from our company in connection with this arrangement.

Under the management agreements with the entities that own the Management Properties, the management fees paid to us vary depending on whether or not the property has stabilized. Prior to stabilization, our management fee is the greater of our overhead costs and 3% of our reimbursable out-of-pocket expenses, provided that, on an annualized basis, our management fee must be at least $0.40 per net rentable square foot per year. After stabilization, our management fee is 3% of rents and other income generated by the project. Under the management agreement between the Services Company and the entities that own the Solana Properties, we are additionally entitled to receive a cash incentive fee equal to 5% of the property’s net cash flow and an additional incentive fee equal to 5% of the proceeds realized from net capital proceeds from a sale or refinancing of the property. Leasing commissions are the same under all of the management agreements and, with exceptions as noted below, are generally equal to 4% of base rent during the first five years of a lease, 2% of base rent during the second five years, 1% during the third five years and nothing thereafter. If the lease is pursuant to a renewal option or involves an existing tenant leasing new space in the same property, leasing commissions are equal to 4% of base rent during the first five years of a lease, 2% of base rent during the second five years and nothing thereafter. Finally, if the lease is by an existing tenant pursuant to a previously negotiated option to lease additional space in the same property, our leasing commission with respect to that new space will be equal to the incremental additional commission to which we would then be entitled if the tenant had been obligated to lease such additional space under its original lease. Under each of the management agreements, we are also entitled to tenant and capital improvement fees if we supervise or administer tenant or capital improvements at the properties. The capital improvement fees are equal to 3% of the total cost of the work, but are payable only if the work is not performed by one of our affiliates pursuant to a separate development agreement. The tenant improvement fees are equal to at least 3% of the cost of the work, or a higher fee if a higher fee is stipulated in the lease or other agreement pursuant to which the improvements are being undertaken. The Services Company hires employees to perform certain of these services and receives certain administrative services from the Operating Partnership pursuant to a separate agreement. The management agreement between us and the entities that own the Management Properties will terminate if and when Mr. Maguire no longer owns an interest in that property or is no longer bound by his non-competition agreement with us, which expires one year from the date he ceases to be employed as the Chief Executive Officer of Maguire Properties, Inc. (or any successor thereto) or ceases to serve as Chairman of the board of directors of Maguire Properties, Inc. (or the board of directors of any successor to Maguire Properties, Inc.), whichever is later.

Mr. Maguire also owns and controls certain other properties that were not contributed to us in connection with our IPO (the “Other Properties”). We have entered into a services agreement with each of the entities that own four Other Properties: the senior housing project located at 740 South Olive Street, in Los Angeles, California, the 17th & Grand garage in Los Angeles, California, Water’s Edge in Playa Vista, California, and the Solana Marriot Hotel. Pursuant to these services agreements, we or the Services Company provide certain administrative and operations services to these entities in exchange for payments equal to the fair market value of such services, as agreed to by the parties to such agreements.

The fees paid by the entities that own the Management Properties and the Other Properties to us under each of the management, leasing, development and services agreements described above totaled $2,352,023 during 2007.

Operating Lease Agreement

We have a full-service, ten-year operating lease for our corporate offices at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire. This lease expires in 2016 and is for 17,207 square feet of rentable area on the fourth floor. The lease had an initial annual stated rent of $929,178 and an effective initial annual rent of $680,245, after accounting for priority cash flow participation for the amount of $248,933 for the first lease year in our favor. The priority cash flow participation is a rent credit that effectively decreases our net rent to rates comparable to rates in downtown Los Angeles that went into effect upon lease commencement. It increases at the rate of three percent (3%) per annum on each anniversary of the lease commencement date throughout the initial lease term. During 2007, we recorded rent expense related to this lease totaling $702,031.

Insurance Cost Sharing Agreement

We carry commercial liability, fire, extended coverage, earthquake, terrorism, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy that also covers certain properties owned by Mr. Maguire.

The costs and benefits of the blanket policy are allocated between the properties in our portfolio and those owned by Mr. Maguire pursuant to the Amended and Restated Insurance Sharing Agreement, dated June 27, 2003, as most recently amended on February 28, 2008. The coverage and costs allocated to each of the properties covered by the blanket policy is determined by taking into account the relative insured values for property coverage, relative square feet for casualty coverage and risks related to each covered property and any third-party lender requirements, lessees or lessors. In its capacity as “Manager” under the agreement, Maguire Properties Services, Inc. is obligated to procure insurance or amend policies as properties are sold, acquired or developed, present and pursue claims for losses on behalf of us and the entities that own Mr. Maguire’s properties, hire independent adjusters to determine losses, hold undistributed insurance proceeds in trust until distributed, administer the distribution of insurance proceeds and coordinate the payment of insurance premiums.

During 2007, we billed the properties owned by Mr. Maguire premiums totaling $1,393,437 for coverage under the Amended and Restated Insurance Sharing Agreement. We believe that the allocated premiums paid by these entities are comparable to, or lower than, the premiums these entities would pay for comparable insurance if they were to insure their respective properties on a stand-alone basis.

Other Services Provided to our Chief Executive Officer

We permit Mr. Maguire and certain of his affiliates to utilize our employees in connection with Mr. Maguire’s individual business interests or personal matters. In exchange for these services, we receive cash compensation from Mr. Maguire, over periodic intervals (generally on a quarterly basis), based upon hourly rates that are derived from the applicable employee’s total annual compensation. During 2007, we billed Mr. Maguire $170,511 for these services.

Director Independence

The NYSE requires each NYSE-listed company to have a majority of independent board members and a nominating/corporate governance committee, compensation committee and audit committee each comprised solely of independent directors. Our board of directors has adopted independence standards as part of its corporate governance guidelines, which can be accessed on our website at http://www.maguireproperties.com under the heading “Investor Relations, Corporate Governance.” This document is also available in print to any stockholder who sends a written request to such effect to the attention of Jonathan L. Abrams, Secretary, Maguire Properties, Inc., 1733 Ocean Avenue, Suite 400, Santa Monica, California 90401.

The independence standards contained in our corporate governance guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE rules and our corporate governance guidelines, the board of directors in April 2008 affirmatively determined that each of the following directors has no material relationship with Maguire Properties, Inc. (either directly or as a partner, shareholder or officer of an organization that has a relationship with Maguire Properties, Inc.) and is independent within the meaning of both our and the NYSE’s director independence standards, as currently in effect:

Lawrence S. Kaplan

Andrea Van de Kamp

George A. Vandeman

Walter L. Weisman

The persons listed above include all of our current directors, except for Mr. Maguire, our Chairman and Chief Executive Officer.

The board of directors has also determined that each of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees has no material relationship with Maguire Properties, Inc. (either directly or as a partner, shareholder or officer of an organization that has a relationship with Maguire Properties, Inc.) and is independent within the meaning of both our and the NYSE’s director independence standards applicable to members of such committees. Additionally, our Audit Committee members satisfy the enhanced independence standards pursuant to Rule 10A-3(b)(i) under the Exchange Act and NYSE listing standards.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP related to 2007 and 2006:

	For the Year Ended December 31,
	2007	2006
Audit fees (1)	$1,291,000	$1,065,750
Audit-related fees (2)	299,000	300,000
Tax fees (3)	—	—
All other fees (4)	31,000	28,000

	$1,621,000	$1,393,750

(1)	Audit fees consist of fees for professional services provided in connection with the audits of our annual consolidated financial statements and internal control over financial reporting, the performance of interim reviews of our quarterly unaudited financial information, comfort letters and consents.

(2)	Audit-related fees consisted of fees for agreed upon procedures related to audits of expenses for certain of our properties and the audit of our 401(k) savings plan.

(3)	We did not engage KPMG LLP for tax services during any year.

(4)	All other fees related to an audit of the expenses of a property managed by us and a software licensing fee.

Pre-approval Policies and Procedures

Our Audit Committee charter provides that the Audit Committee is to pre-approve all audit services and permitted non-audit services to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act.

In addition, consistent with SEC rules regarding auditor independence, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which provides that the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm. The pre-approval policy sets forth procedures to be used for pre-approval requests relating to audit services, audit-related services, tax services and all other services and provides that:

•	The Audit Committee may consider the amount of fees as a factor in determining whether a proposed service would impair the independence of the independent registered public accounting firm.

•

Requests or applications to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer or Senior Vice President, Finance and Accounting, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s and Public Company Accounting Oversight Boards’ rules on auditor independence.

•

The Audit Committee may delegate pre-approval authority to one or more of its members, and if the Audit Committee does so, the member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at or prior to its next scheduled meeting.

•	The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent registered public accounting firm.

During 2007 and 2006, all audit services provided to us by KPMG LLP were pre-approved by the Audit Committee, and no non-audit services were performed for us by KPMG LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

See Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2007, 2006 and 2005

All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Articles of Amendment and Restatement of Maguire Properties, Inc.	10-Q	001-31717	3.1	August 13, 2003

3.2	Form of Articles Supplementary of Maguire Properties, Inc.	S-11/A	333-111577	3.2	January 14, 2004

3.3	Amended and Restated Bylaws, as amended	10-Q	001-31717	3.2	November 9, 2007

4.1	Form of Certificate of Common Stock of Maguire Properties, Inc.	10-K	001-31717	4.1	February 29, 2008

4.2	Form of Certificate for Series A Preferred Stock of Maguire Properties, Inc.	10-K	001-31717	4.2	February 29, 2008

10.1	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III	10-Q	001-31717	10.30	August 13, 2003

10.2	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Andrea L. Van de Kamp	10-Q	001-31717	10.39	August 13, 2003

10.3	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Lawrence S. Kaplan	10-Q	001-31717	10.41	August 13, 2003

10.4	Indemnification Agreement dated as of October 2, 2007 by and between Maguire Properties, Inc. and George A. Vandeman	10-Q	001-31717	99.3	November 9, 2007

10.5	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Walter L. Weisman	10-Q	001-31717	10.40	August 13, 2003

10.6	Indemnification Agreement dated as of June 30, 2006 by and between Maguire Properties, Inc. and Martin A. Griffiths	10-K	001-31717	10.6	February 29, 2008

10.7	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Mark T. Lammas	10-Q	001-31717	10.35	August 13, 2003

10.8	Indemnification Agreement dated as of June 30, 2006 by and between Maguire Properties, Inc. and Paul S. Rutter	10-K	001-31717	10.8	February 29, 2008

10.9	Indemnification Agreement dated as of February 8, 2006 by and between Peter K. Johnston	10-K	001-31717	10.9	February 29, 2008

10.10	Indemnification Agreement dated as of August 14, 2007 by and between Maguire Properties, Inc. and Jonathan Abrams	10-Q	001-31717	99.2	November 9, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.11	Indemnification Agreement dated as of July 15, 2005 by and between Maguire Properties, Inc. and Ted J. Bischak	10-Q	001-31717	10.1	August 9, 2005

10.12	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Javier Bitar	10-Q	001-31717	10.33	August 13, 2003

10.13	Indemnification Agreement dated as of May 1, 2004 by and between Maguire Properties, Inc. and William H. Flaherty	10-Q	001-31717	10.2	August 12, 2004

10.14	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert P. Goodwin	10-Q	001-31717	10.1	August 12, 2004

10.15	Indemnification Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Peggy M. Moretti	10-Q	001-31717	10.36	August 13, 2003

10.16	Employment Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III	S-11/A	333-101170	10.5	February 5, 2003

10.17	Noncompetition Agreement dated as of June 27, 2003 by and between Maguire Properties, Inc. and Robert F. Maguire III	10-Q	001-31717	10.5	August 13, 2003

10.18	Employment Agreement dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Martin Griffiths	10-Q	001-31717	10.1	August 9, 2006

10.19	Amended and Restated Employment Agreement dated January 25, 2007 between Maguire Properties and Mark Lammas	8-K	001-31717	10.1	January 30, 2007

10.20	Employment Agreement dated June 30, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Paul S. Rutter	10-Q	001-31717	10.2	August 9, 2006

10.21	Employment Agreement dated January 1, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Peter Johnston	10-K	001-31717	10.21	February 29, 2008

10.22	Second Amended and Restated Employment Terms Agreement dated April 28, 2006 between Maguire Properties, Inc. and Maguire Properties, L.P. and William H. Flaherty for the position of Senior Vice President, Marketing of Maguire Properties, Inc. and Maguire Properties, L.P.	10-Q	001-31717	10.1	May 10, 2006

10.23	Performance Award Agreement dated August 1, 2006 by and between Maguire Properties, Inc. and Maguire Properties, L.P. and Robert F. Maguire III	10-Q	001-31717	10.4	August 9, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.24	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

10.25	Deferred Bonus Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P.	S-11/A	333-101170	10.44	May 30, 2003

10.26	Performance Award Agreement form for the grants to the Company’s named executive officers	8-K	001-31717	99.1	April 28, 2005

10.27	Chairman’s Outperformance Award Plan Term Sheet	8-K	001-31717	99.1	July 20, 2006

10.28	Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.29	Form of Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.	S-11/A	333-111577	10.2	January 14, 2004

10.30	Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P. dated as of November 11, 2002	S-11/A	333-101170	10.19	June 2, 2003

10.31	Contribution Agreement between Maguire/Thomas Partners - Master Investments, LLC and Maguire Properties, L.P. dated as of November 5, 2002	S-11/A	333-101170	10.20	June 2, 2003

10.32	Contribution Agreement between William Thomas Allen and Maguire Properties, L.P. dated as of November 7, 2002	S-11/A	333-101170	10.21	February 5, 2003

10.33	Contribution Agreement between Philadelphia Plaza Phase II and Maguire Properties, L.P. dated as of November 8, 2002	S-11/A	333-101170	10.22	June 2, 2003

10.34	Registration Rights Agreement dated as of June 27, 2003 among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein	10-Q	001-31717	10.2	August 13, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.35	Property Management and Leasing Agreement (Plaza Las Fuentes Phase II) dated as of June 27, 2003 by and between Maguire Partners - 385 Colorado, LLC and Maguire Properties, L.P.	10-Q	001-31717	10.19	August 13, 2003

10.36	Property Management and Leasing Agreement (1733 Ocean) dated as of June 27, 2003 by and between Maguire Partners - 1733 Ocean, LLC and Maguire Properties, L.P.	10-Q	001-31717	10.21	August 13, 2003

10.37	Property Management and Leasing Agreement (Solana) dated as of June 27, 2003, between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Limited Partnership	10-Q	001-31717	10.22	August 13, 2003

10.38	Property Management and Leasing Agreement (Solana Land) dated as of June 27, 2003 by and between Maguire Properties - Solana Services, L.P. and Maguire Partners - Solana Land, L.P.	10-Q	001-31717	10.23	August 13, 2003

10.39	Services Agreement (Solana Marriott Hotel) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - Solana Limited Partnership	10-Q	001-31717	10.25	August 13, 2003

10.40	Services Agreement (17th and Grand) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Thomas Partners - 17th & Grand, Ltd.	10-Q	001-31717	10.26	August 13, 2003

10.41	Services Agreement (Development) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners Development, Ltd.	10-Q	001-31717	10.27	August 13, 2003

10.42	Services Agreement (740 S. Olive) dated as of June 27, 2003 by and between Maguire Properties, L.P. and Maguire Partners - 740 Olive Street, L.P.	10-Q	001-31717	10.28	August 13, 2003

10.43	Lease, dated as of November 15, 2005, by and between Maguire Partners - 1733 Ocean, LLC and Maguire Properties, L.P., a Maryland limited partnership	10-K	001-31717	10.191	March 16, 2006

10.44	Second Amendment to the Amended and Restated Property Insurance Sharing Agreement dated February 28, 2008 by and among Maguire Properties, L.P, Maguire Properties Services, Inc. and the entities named therein	10-K	001-31717	10.44	February 29, 2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.45	Form of Amended and Restated Insurance Sharing Agreement between Maguire Properties, L.P. and the included and option and excluded property entities named therein	S-11/A	333-101170	10.42	May 30, 2003

10.46	Air Space Lease by and between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November, 1997 and Estoppel Certificate, Consent and Amendment dated March, 2001	S-11/A	333-101170	10.23	February 5, 2003

10.47	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments dated September 13, 1985 and December 29, 1989	8-K	001-31717	99.5	November 20, 2003

10.48	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, by and between Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.1	January 11, 2006

10.49	First Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of January 5, 2006, by and among Maguire MO Manager, LLC, Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.2	January 11, 2006

10.50	Contribution and Investment Agreement, dated as of October 26, 2005, among Maguire Properties, L.P., Macquarie Office II LLC and Maguire Macquarie Office, LLC	8-K	001-31717	10.3	January 11, 2006

10.51	Purchase and Sale Agreement (Cerritos Corporate Center), dated as of October 26, 2005, between Macquarie Office II LLC, and Maguire Properties, L.P.	8-K	001-31717	10.4	January 11, 2006

10.52	Contribution Agreement (Cerritos Corporate Center I and II), dated as of October 26, 2005, between Macquarie Office II LLC, and Maguire Macquarie Office, LLC	8-K	001-31717	10.5	January 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.53	Contribution Agreement (Stadium Gateway), dated as of October 26, 2005, among Maguire Properties, L.P, Macquarie Office II LLC and Maguire Macquarie Office, LLC	8-K	001-31717	10.6	January 11, 2006

10.54	Income Target Agreement, dated as of January 5, 2006, by and among Maguire MO Manager, LLC, Macquarie Office II LLC, Maguire Properties, L.P. and Maguire Macquarie Office, LLC	8-K	001-31717	10.7	January 11, 2006

10.55	Right of First Opportunity Agreement, dated as of January 5, 2006, by and between Macquarie Office Management Limited and Maguire Properties, L.P.	8-K	001-31717	10.8	January 11, 2006

10.56	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated as of January 5, 2006, by Maguire Macquarie - Cerritos I, LLC to First American Title Insurance Company	8-K	001-31717	10.9	January 11, 2006

10.57	Guaranty, dated as of January 5, 2006, by Maguire Macquarie Office, LLC for the benefit of LaSalle Bank National Association	8-K	001-31717	10.10	January 11, 2006

10.58	Contribution Agreement, dated as of January 5, 2006, by and between Maguire Properties, L.P. and Maguire Macquarie Office, LLC	8-K	001-31717	10.11	January 11, 2006

10.59	Credit Agreement dated as of April 24, 2007 among Maguire Properties, Inc., Maguire Properties, L.P., and Maguire Properties Holdings III, LLC, as Borrowers, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and the financial institutions party thereto	10-Q/A	001-31717	99.2	September 28, 2007

10.60	Loan Agreement dated as of April 4, 2007 between North Tower, LLC, as Borrower, and Lehman Ali Inc., and Greenwich Capital Financial Products, Inc., together, as Lender	10-Q/A	001-31717	99.3	September 28, 2007

10.61	Loan Agreement dated as of April 24, 2007 between Maguire Properties-Two Cal Plaza, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.6	September 28, 2007

10.62	Loan Agreement, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.1	August 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.63	Promissory Note A-1, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

10.64	Promissory Note A-2, dated as of August 7, 2006, by and between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.65	Guaranty Agreement, dated as of August 7, 2006, by Maguire Properties, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.66	Loan Agreement dated as of September 12, 2007 between Maguire Properties-355 S. Grand, LLC, as Borrower and Eurohypo AG, New York Branch, as Lender	10-Q	001-31717	99.1	November 9, 2007

10.67	Loan Agreement dated March 15, 2005 between Maguire Properties - Pacific Arts Plaza, L.L.C. and Bank of America, N.A.	10-Q	001-31717	99.9	May 10, 2005

10.68	Promissory Note dated March 15, 2005 between Maguire Properties - Pacific Arts Plaza, L.L.C. and Bank of America, N.A.	10-Q	001-31717	99.10	May 10, 2005

10.69	Loan Agreement, dated as of October 10, 2006, by Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.1	October 16, 2006

10.70	Promissory Note, dated as of October 10, 2006, by Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

10.71	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 26, 2003 by and among Library Square Associates, LLC, as borrower, Commonwealth Title Company, as Trustee and Greenwich Financial Products, Inc., as lender and Form of Cash Management Agreement dated as of June 26, 2003 by and among Library Square Associates, LLC, Maguire Properties, L.P., Greenwich Capital Financial Products, Inc. and Wachovia Bank, National Association	10-Q	001-31717	10.8	August 13, 2003

10.72	Loan Agreement dated as of April 24, 2007 between Maguire Properties-Griffin Towers, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.5	September 28, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.73	Loan Agreement dated as of April 24, 2007 between Maguire Properties-550 South Hope, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.4	September 28, 2007

10.74	Park Place Development Agreement dated as of October 14, 2002, by and between the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC, and Park Place Development LLC	10-Q	001-31717	10.5	August 12, 2004

10.75	Construction Loan Agreement, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC	10-Q	001-31717	10.1	November 9, 2006

10.76	Minimum Equity Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch	10-Q	001-31717	10.2	November 9, 2006

10.77	New Century Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch	10-Q	001-31717	10.3	November 9, 2006

10.78	Repayment Guaranty Agreement dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG New York Branch	10-Q	001-31717	10.4	November 9, 2006

10.79	Promissory Note for the promise to pay $60.0 million, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank	10-Q	001-31717	10.5	November 9, 2006

10.80	Promissory Note for the promise to pay $180.0 million, dated as of September 29, 2006, by and between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank	10-Q	001-31717	10.6	November 9, 2006

10.81	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.1	November 10, 2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.82	Promissory Note dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.2	November 10, 2004

10.83	Guaranty of Recourse Obligation of Borrower dated November 5, 2004 by and between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.3	November 10, 2004

10.84	Loan Agreement dated as of April 24, 2007 between Maguire Properties-1920 Main Plaza, LLC, and Maguire Properties-2010 Main Plaza, LLC, as Co-Borrowers, and Column Financial, Inc., as Lender	10-Q/A	001-31717	99.7	September 28, 2007

10.85	Park Place Development Agreement dated as of October 14, 2002, by and between the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC, and Park Place Development LLC	10-Q	001-31717	10.5	August 12, 2004

10.86	Purchase Agreement dated as of February 13, 2007	8-K	001-31717	99.2	February 20, 2007

12.1	Statement of Computation of Earnings to Fixed Charges and Preferred Stock Dividends	10-K	001-31717	12.1	February 29, 2008

21.1	List of Subsidiaries of the Registrant as of December 31, 2007	10-K	001-31717	21.1	February 29, 2008

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer dated April 25, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated April 25, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated April 25, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.

**	Furnished herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

Date: As of April 25, 2008

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