Form 10-Q
period 2008-03-31
MAGUIRE PROPERTIES INC
filed 2008-05-12
CIK 1204560

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to __________________

Commission File Number: 001-31717 _________________________ MAGUIRE PROPERTIES, INC. (Exact name of registrant as specified in its charter)
Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1733 Ocean Avenue, Suite 400 Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

(310) 857-1100
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at May 9, 2008 47,980,393 shares

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
Investments in real estate:
Land	$635,085	$625,271
Acquired ground lease	55,801	55,801
Buildings and improvements	4,152,816	4,084,555
Land held for development and construction in progress	311,651	350,051
Tenant improvements	317,173	305,672
Furniture, fixtures and equipment	18,281	17,694
	5,490,807	5,439,044
Less: accumulated depreciation	(514,454)	(476,337)
Net investments in real estate	4,976,353	4,962,707

Cash and cash equivalents	90,010	174,847
Restricted cash	255,374	239,245
Rents and other receivables, net	29,774	30,422
Deferred rents	53,205	49,292
Due from affiliates	2,137	1,740
Deferred leasing costs and value of in-place leases, net	181,831	192,269
Deferred loan costs, net	35,460	38,725
Acquired above-market leases, net	25,866	28,058
Other assets	21,037	14,148
Investment in unconsolidated joint ventures	16,759	18,325
Total assets	$5,687,806	$5,749,778

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$5,033,505	$5,003,341
Accounts payable and other liabilities	210,550	202,509
Dividends and distributions payable	–	24,888
Capital leases payable	5,082	5,232
Acquired below-market leases, net	145,365	155,824
Total liabilities	5,394,502	5,391,794

Minority interests, with an aggregate redemption value of $95.5 million and $218.3 million as of March 31, 2008 and December 31, 2007, respectively	4,904	14,670
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized;
47,934,623 and 47,185,636 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	479	472
Additional paid-in capital	694,656	691,518
Accumulated deficit and dividends	(377,149)	(331,735)
Accumulated other comprehensive loss, net	(29,686)	(17,041)
Total stockholders’ equity	288,400	343,314
Total liabilities, minority interests and stockholders’ equity	$5,687,806	$5,749,778

See accompanying notes to consolidated financial statements

.MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Revenue:
Rental	$92,158	$57,748
Tenant reimbursements	28,766	20,665
Hotel operations	6,881	6,188
Parking	14,210	10,250
Management, leasing and development services	1,957	1,467
Interest and other	3,737	1,599
Total revenue	147,709	97,917

Expenses:
Rental property operating and maintenance	34,765	23,135
Hotel operating and maintenance	4,415	3,999
Real estate taxes	14,244	7,736
Parking	4,265	3,005
General and administrative	16,674	7,763
Other expense	1,528	136
Depreciation and amortization	53,108	28,977
Interest	69,749	29,998
Total expenses	198,748	104,749
Loss from continuing operations before equity in net loss
of unconsolidated joint ventures and minority interests	(51,039)	(6,832)
Equity in net loss of unconsolidated joint ventures	(276)	(707)
Minority interests allocated to continuing operations	7,490	1,675
Loss from continuing operations	(43,825)	(5,864)

Discontinued Operations:
Loss from discontinued operations before minority interests	–	(2,265)
Minority interests allocated to discontinued operations	–	308
Loss from discontinued operations	–	(1,957)

Net loss	(43,825)	(7,821)
Preferred stock dividends	(4,766)	(4,766)

Net loss available to common stockholders	$(48,591)	$(12,587)

Basic and diluted loss per common share:
Loss from continuing operations available to common stockholders	$(1.03)	$(0.23)
Loss from discontinued operations	–	(0.04)
Net loss available to common stockholders	$(1.03)	$(0.27)
Weighted average number of common shares outstanding	46,982,531	46,578,064

See accompanying notes to consolidated financial statements

.MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss:	$(43,825)	$(7,821)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities (including discontinued operations)
Minority interests	(7,490)	(1,983)
Equity in net loss of unconsolidated joint ventures	276	707
Operating distributions received from unconsolidated joint venture	1,080	620
Depreciation and amortization	53,108	32,689
Deferred rent expense	593	(16)
Provision for doubtful accounts	1,303	37
Revenue recognized related to below-market
leases, net of acquired above-market leases	(8,267)	(1,871)
Compensation cost for share-based awards	2,266	1,732
Amortization of deferred loan costs	3,379	1,141
Amortization of hedge ineffectiveness	218	–
Amortization of deferred gain from sale of interest rate swaps	–	(122)
Changes in assets and liabilities:
Rents and other receivables	(655)	208
Deferred rents	(3,713)	(1,779)
Due from affiliates	(397)	(385)
Deferred leasing costs	(4,245)	(3,049)
Other assets	(6,889)	(2,950)
Accounts payable and other liabilities	1,057	(7,870)
Net cash (used in) provided by operating activities	(12,201)	9,288

Cash flows from investing activities:
Expenditures for improvements to real estate	(59,421)	(63,648)
(Increase) decrease in restricted cash	(16,129)	4,456
Net cash used in investing activities	(75,550)	(59,192)

Cash flows from financing activities:
Proceeds from mortgage loans	10,810	–
Proceeds from construction loans	18,879	37,200
Principal payments on mortgage loans	–	(979)
Payment of loan costs	(112)	(28)
Payment of financing deposits	–	(3,028)
Other financing activities	353	663
Principal payments on capital leases	(539)	(590)
Payment of dividends to preferred stockholders	(4,766)	(4,766)
Payment of dividends to common stockholders and
distributions to limited partners of operating partnership	(21,711)	(21,757)
Net cash provided by financing activities	2,914	6,715
Net decrease in cash and cash equivalents	(84,837)	(43,189)
Cash and cash equivalents at beginning of period	174,847	101,123
Cash and cash equivalents at end of period	$90,010	$57,934

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$64,071	$34,522

Supplemental disclosure of noncash investing and financing activities:

Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$29,884	$34,892
Accrual for dividends and distributions declared	–	24,934
(Decrease) increase in fair value of interest rate swaps and caps	(13,842)	12,231
Operating Partnership units converted to common stock	1,470	–

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Description of Business

The terms “Maguire Properties,” “us,” “we” and “our” as used in this Quarterly Report on Form 10-Q refer to Maguire Properties, Inc.  Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 87.8% interest, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc., Maguire Properties TRS Holdings II, Inc., and Maguire Properties Services, Inc. and its subsidiaries, we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado.  These locales primarily consist of office properties, parking garages, a retail property and a hotel.  We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

As of March 31, 2008, our Operating Partnership indirectly owns whole or partial interests in 39 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 18.1 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of March 31, 2008 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	33	73	17,280,915	11,594,335	38,811	17,280,915	11,594,335	38,811
Unconsolidated joint venture	6	20	3,864,562	2,312,118	7,972	772,912	462,424	1,594
	39	93	21,145,477	13,906,453	46,783	18,053,827	12,056,759	40,405

Percentage leased			81.1%			78.8%

As of March 31, 2008, the majority of our Total Portfolio is located in ten Southern California markets: the Los Angeles Central Business District; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with GAAP applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and footnote discussions normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership as of and for the periods presented have been included.  Our results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

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

The balance sheet data as of December 31, 2007 has been derived from our audited financial statements but does not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with our consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 28, 2008.

Note 3 – Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	March 31, 2008	December 31, 2007
Land held for development	$208,562	$202,630
Construction in progress	103,089	147,421
	$311,651	$350,051

As of March 31, 2008, we had two projects under construction:

•	Our project at Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California; and

•	Our project at 207 Goode Avenue located in Glendale, California, a 189,000 square foot office building.

During the first quarter of 2008, we completed our projects at 17885 Von Karman located at the Washington Mutual Campus in Irvine, California and 2385 Northside Drive located at the Mission City Corporate Center in San Diego, California.  Our property at 17885 Von Karman is a 151,370 square foot office building.  Our property at 2385 Northside Drive is a 88,795 square foot office building with 128,000 square feet of structured parking.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We also own undeveloped land adjacent to certain of our other properties, primarily located in the downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets that we believe can support approximately 17 million net rentable square feet of office, retail, hotel, structured parking and residential uses.

Note 4 – Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $1.6 million and $1.0 million as of March 31, 2008 and December 31, 2007, respectively.  For the three months ended March 31, 2008 and 2007, we recorded a provision for doubtful accounts of $1.3 million and $37,000, respectively.

Note 5 – Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Acquired above-market leases
Gross amount	$44,684	$44,684
Accumulated amortization	(18,818)	(16,626)
Net amount	$25,866	$28,058

Acquired in-place leases
Gross amount	$220,518	$220,518
Accumulated amortization	(122,012)	(110,339)
Net amount	$98,506	$110,179

Acquired below-market leases
Gross amount	$(218,372)	$(218,372)
Accumulated amortization	73,007	62,548
Net amount	$(145,365)	$(155,824)

Amortization of acquired below-market leases, net of acquired above-market leases, included as part of rental income in continuing operations was $8.3 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.  Amortization related to discontinued operations was $0.2 million for the three months ended March 31, 2007, with no comparable amount for the three months ended March 31, 2008.

Amortization of acquired in-place leases included as part of depreciation and amortization in continuing operations was $11.7 million and $4.3 million for the three months ended March 31, 2008 and 2007, respectively.  Amortization related to discontinued operations was $1.2 million for the three months ended March 31, 2007, with no comparable amount for the three months ended March 31, 2008.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above-	Acquired	Acquired Below-
	Market Leases	In-Place Leases	Market Leases
2008	$6,316	$23,757	$(27,178)
2009	8,079	23,926	(31,038)
2010	4,511	17,464	(25,963)
2011	3,574	11,782	(20,737)
2012	2,302	8,711	(15,904)
Thereafter	1,084	12,866	(24,545)
	$25,866	$98,506	$(145,365)

Note 6 – Investment in Unconsolidated Joint Ventures

Maguire Macquarie Office, LLC

We own a 20% interest in our joint venture with Macquarie Office Trust and are responsible for day-to-day operations of the properties.  We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing.

As of December 31, 2007, we had a liability of $2.0 million for contingent consideration payable to Macquarie Office Trust if the five properties we contributed to the joint venture do not meet certain annual income targets.  During the three months ended March 31, 2008, we paid $0.2 million to Macquarie Office Trust to cover the shortfall.

The joint venture’s condensed balance sheets are as follows (in thousands):

	March 31, 2008	December 31, 2007
Assets
Investments in real estate	$1,084,154	$1,083,105
Less: accumulated depreciation	(83,856)	(75,652)
	1,000,298	1,007,453
Cash and cash equivalents, including restricted cash	18,801	17,330
Rents, deferred rents and other receivables, net	17,657	16,889
Deferred charges, net	52,818	55,760
Other assets	11,444	11,009
Total assets	$1,101,018	$1,108,441

Liabilities and Members’ Equity
Mortgage loans	$809,230	$809,935
Accounts payable, accrued interest payable and other liabilities	27,452	25,114
Acquired below-market leases, net	11,451	12,418
Total liabilities	848,133	847,467

Members’ equity	252,885	260,974
Total liabilities and members’ equity	$1,101,018	$1,108,441

Maguire Properties, L.P. is the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Revenue:
Rental	$22,110	$19,581
Tenant reimbursements	6,972	7,574
Parking	2,232	2,177
Interest and other	66	75
Total revenue	31,380	29,407

Expenses:
Rental property operating and maintenance	6,119	6,260
Real estate taxes	3,815	3,333
Parking	449	401
Depreciation and amortization	11,514	12,257
Interest	10,917	10,814
Other	1,255	1,098
Total expenses	34,069	34,163

Net loss	$(2,689)	$(4,756)

Company share	$(538)	$(951)
Intercompany eliminations	262	244
Equity in net loss of unconsolidated joint venture	$(276)	$(707)

DH Von Karman Maguire, LLC

In October 2007, we contributed our office property located at 18301 Von Karman located in Irvine, California to DH Von Karman Maguire, LLC.  We retain a 1% common equity interest and a 2% preferred interest in the joint venture.

We entered into a master lease with DH Von Karman SPE, LLC for approximately 41,000 square feet of vacant space in the building at a market rental rate from the date of the contribution for a period of up to 12 months.  During the three months ended March 31, 2008, we paid DH Von Karman SPE, LLC $0.5 million related to the master lease.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 – Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Outstanding as of
	Maturity Date	Interest Rate (1)	March 31, 2008	December 31, 2007
Floating-Rate Debt

Construction Loans:
3161 Michelson (2), (3)	9/28/2008	LIBOR + 2.50%	$211,664	$210,325
Lantana Media Campus (4)	6/13/2009	LIBOR + 1.50%	53,774	40,639
17885 Von Karman (4)	12/30/2008	LIBOR + 1.80%	28,713	25,935
2385 Northside Drive (4)	2/22/2009	LIBOR + 1.90%	19,184	17,568
207 Goode (4), (5)	5/1/2010	LIBOR + 1.80%	487	476
Total construction loans			313,822	294,943

Variable-Rate Mortgage Loans:
Griffin Towers (6)	5/1/2008	LIBOR + 1.90%	200,000	200,000
500-600 Parkway (7)	5/9/2009	LIBOR + 1.35%	97,750	97,750
Brea Corporate Place (8)	5/1/2009	LIBOR + 1.95%	70,468	70,468
Brea Financial Commons (8)	5/1/2009	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			406,750	406,750

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (9)	10/9/2012	LIBOR + 1.60%	379,180	368,370
Total variable-rate swapped to fixed-rate loans			379,180	368,370

Total floating-rate debt			1,099,752	1,070,063

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza (10)	5/6/2017	5.50%	465,876	465,762
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
777 Tower (10)	11/1/2013	5.84%	269,342	269,180
US Bank Tower	7/1/2013	4.66%	260,000	260,000
550 South Hope Street (10)	5/6/2017	5.67%	198,304	198,257
Park Place I	11/1/2014	5.64%	170,000	170,000
City Tower (10)	5/10/2017	5.85%	139,818	139,814
Glendale Center	8/11/2016	5.82%	125,000	125,000
500 Orange Tower (10)	5/6/2017	5.88%	109,049	109,022
2600 Michelson (10)	5/10/2017	5.69%	109,020	108,993
City Plaza (10)	5/10/2017	5.80%	100,011	99,984
Park Place II	3/11/2012	5.39%	100,000	100,000
Stadium Towers Plaza (10)	5/11/2017	5.78%	99,142	99,119
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
1920 Main Plaza (10)	5/10/2017	5.51%	80,154	80,135
2010 Main Plaza (10)	5/10/2017	5.51%	79,092	79,072
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City - 3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
18581 Teller (10)	5/6/2017	5.65%	19,825	19,820
Total fixed-rate debt			3,933,753	3,933,278
Total consolidated debt			$5,033,505	$5,003,341
__________
(1)	The March 31, 2008 one-month LIBOR rate of 2.70% was used to calculate interest on the variable-rate loans.
(2)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(3)	Three one-year extensions are available at our option, subject to certain conditions.
(4)	One one-year extension is available at our option, subject to certain conditions.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(5)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.
(6)	This loan was refinanced in April 2008. See Note 20 “Subsequent Event.”
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

(9)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(10)	These loans are reflected net of the related debt discount. At March 31, 2008, the discount for all loans referenced totals approximately $15 million.

As of March 31, 2008 and December 31, 2007, one-month LIBOR was 2.70% and 4.60%, respectively.  The weighted average interest rate of our debt was 5.50% and 5.76% as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, $1.0 billion of our consolidated debt may be prepaid without penalty, $2.3 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements), $0.3 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.4 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

Corporate Credit Facility

In connection with the purchase of office properties and development sites from Blackstone Real Estate Advisors in April 2007 (the “Blackstone Transaction”), we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility (the “Revolver”).  The term loan was completely drawn and then repaid during 2007 and no amount remains available to be drawn under the term loan.

The Revolver matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points. This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property-owning subsidiaries of our Operating Partnership.  As of March 31, 2008 and through the date of this report, we have approximately $119.7 million available to be drawn under our Revolver.  Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.

The separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Construction Loans

A summary of our construction loans as of March 31, 2008 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of March 31, 2008	Available for Future Funding
3161 Michelson	$240,000	$211,664	$28,336
Lantana Media Campus	88,000	53,774	34,226
17885 Von Karman	39,729	28,713	11,016
2385 Northside Drive	26,789	19,184	7,605
207 Goode	64,497	487	64,010
	$459,015	$313,822	$145,193

Amounts shown as available for future funding as of March 31, 2008 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.

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

We were in compliance with the covenants of both our Revolver and 3161 Michelson construction loan as of March 31, 2008.

Note 8 – Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by Maguire Properties, Inc.  In conjunction with the formation of Maguire Properties, Inc., Robert F. Maguire III, our chairman and chief executive officer, entities controlled by Mr. Maguire, and certain other persons and entities who contributed their ownership interests in properties to our Operating Partnership received limited partnership units in our Operating Partnership.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three months ended March 31, 2008, we issued 731,343 shares of our common stock in exchange for Operating Partnership units redeemed by Mr. Maguire.  There were no Operating Partnership units redeemed during the three months ended March 31, 2007.

As of March 31, 2008 and December 31, 2007, 6,674,573 shares and 7,405,916 shares, respectively, of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.  As of March 31, 2008 and December 31, 2007, the aggregate redemption value of outstanding limited partnership units in our Operating Partnership was approximately $95.5 million and $218.3 million, respectively.

As of March 31, 2008, our limited partners’ ownership interest in Maguire Properties, L.P. was approximately 12.2%, while their ownership interest as of December 31, 2007 was approximately 13.6%.  For the three months ended March 31, 2008 and 2007, our limited partners’ weighted average share of our net loss available to common stockholders was approximately 13.4% and 13.6%, respectively.

Note 9 – Distributions

Dividends on our Series A Preferred Stock are cumulative and payable quarterly in arrears.  On April 1, 2008, we declared a dividend to our preferred stockholders of record as of April 11, 2008 of $0.4766 per preferred share.  This dividend amount is equivalent to an annual rate of $1.9064 per preferred share, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

In accordance with GAAP, we did not accrue the $3.2 million of dividends for February and March 2008 in our consolidated balance sheet as of March 31, 2008 because our board of directors did not declare the dividend until April 1, 2008.  We have reflected these dividends in our consolidated statement of operations for the three months ended March 31, 2008 in the determination of net loss available to common stockholders and basic and diluted loss per common share in accordance with GAAP.  Our preferred dividend for the quarter ended April 30, 2008 was paid to our stockholders on April 30, 2008.

Note 10 – Capitalized Costs

We capitalize project costs that are clearly associated with the development and construction of real estate projects as a component of land held for development and construction in progress in the consolidated balance sheets.  Additionally, we capitalize interest and loan fees related to construction loans, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs, including corporate interest, are capitalized during the pre-development, construction and lease-up phases of real estate projects.  These costs become part of the historical cost of the project and are included in buildings and improvements in the consolidated balance sheets once the project has been placed in service.

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Interest expense	$6.8	$5.0
General and administrative costs	0.5	1.2
	$7.3	$6.2

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 – Comprehensive Loss

The changes in the components of other comprehensive loss are as follows (in thousands, net of minority interests):

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Net loss	$(43,825)	$(7,821)
Interest rate swaps assigned to lenders
Change in minority interests due to Operating Partnership unit redemption	212	–
Reclassification adjustment for realized gains included
in net loss	(417)	(230)
	(205)	(230)

Interest rate swaps
Unrealized holding (losses) gains	(12,151)	10,797
Change in minority interests due to Operating Partnership unit redemption	(480)	–
Reclassification adjustment for realized losses (gains) included
in net loss	191	(105)
	(12,440)	10,692

Interest rate caps
Unrealized holding losses	–	(67)
Reclassification adjustment for realized losses included
in net loss	–	66
	–	(1)
	$(56,470)	$2,640

The components of accumulated other comprehensive loss are as follows (in thousands, net of minority interests):

	March 31, 2008	December 31, 2007
Deferred gain on assignment of interest rate swap agreements, net	$13,206	$13,370
Interest rate caps	2	83
Interest rate swaps	(42,894)	(30,494)
	$(29,686)	$(17,041)

Note 12 – Share-Based Payments

We have various stock compensation plans that are more fully described in Note 10 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K/A filed with the SEC on April 28, 2008.

Stock-based compensation cost recorded as part of general and administrative and other in the consolidated statements of operations was $2.3 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2008, the total unrecognized compensation cost related to unvested share-based payments totaled $22.4 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately 3 years.

Note 13 – Earnings per Share

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

A reconciliation of earnings per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Income (Numerator)
Net loss	$(43,825)	$(7,821)
Preferred stock dividends	(4,766)	(4,766)
Net loss available to common stockholders	$(48,591)	$(12,587)

Shares (Denominator)
Weighted average number of common shares outstanding (basic and diluted)	46,982,531	46,578,064

Basic and diluted loss per share	$(1.03)	$(0.27)

For the three months ended March 31, 2008, approximately 88,000 nonqualified stock options and 380,000 shares of unvested stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  For the three months ended March 31, 2007, approximately 160,000 contingently issuable shares related to the executive equity plan, 307,000 nonqualified stock options and 421,000 shares of unvested stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Note 14 – Discontinued Operations

We did not acquire or dispose of any properties during the three months ended March 31, 2008 or 2007.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for Wateridge Plaza (disposed of in second quarter 2007), Pacific Center (disposed of in third quarter 2007) and Regents Square (disposed of in third quarter 2007) are reflected in the consolidated statements of operations as discontinued operations for the three months ended March 31, 2007.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 The results of discontinued operations are as follows (in thousands):

For the Three Months Ended
March 31, 2007

Revenue:
Rental	$7,378
Tenant reimbursements	1,050
Parking	187
Other	62
Total revenue	8,677

Expenses:
Rental property operating and maintenance	1,995
Real estate taxes	859
Parking	36
Depreciation and amortization	3,712
Interest	4,340
Total expenses	10,942

Loss from discontinued operations before
minority interests	(2,265)
Minority interests allocated to discontinued operations	308
Loss from discontinued operations	$(1,957)

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of.  No interest expense associated with corporate debt has been allocated to discontinued operations.

Note 15 – Income Taxes

In 2003, we elected REIT status and believe that we have always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years.  We may also be subject to certain state or local income taxes, or franchise taxes on our REIT activities.

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”).  Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly.  A TRS is subject to both federal and state income taxes.  During the three months ended March 31, 2008, we recorded a tax provision of approximately $0.2 million, which is included in other expense in our consolidated statement of operations.  We recorded no income tax provision or benefit during the three months ended March 31, 2007.

Note 16 – Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for our financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and provides expanded disclosure about how fair value measurements are determined.  Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 delayed the adoption date for nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis, such as identifiable intangible assets and liabilities, until January 1, 2009.  Our adoption of SFAS No. 157 did not require a cumulative effect adjustment to the opening balance of our accumulated deficit and dividends.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified with Level 3 of the hierarchy).  The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Valuations based on quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access.

•
Level 2 - Valuations based on quoted market prices for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•
Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which are typically based on the reporting entity’s own assumptions.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  To comply with the provisions of SFAS No. 157, we have incorporated credit valuation adjustments to appropriately reflect both our own and the respective counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, our credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or our counterparties.

As of March 31, 2008, our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements at March 31, 2008 Using
Liabilities:	March 31, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(49,207)	$–	$(54,868)	$5,661

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated fair value of our interest rate swaps is included in our consolidated balance sheet in accounts payable and other liabilities.  Our interest rate swaps assigned to lenders have not been revalued as of March 31, 2008 because these contracts have been settled and the value of our interest rate caps is immaterial.

A reconciliation of the changes in the significant unobservable inputs component of fair value for our interest rate swaps for the three months ended March 31, 2008 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2007	$–
Gain included in other comprehensive loss	5,661
Balance, March 31, 2008	$5,661

Note 17 – Related Party Transactions

Robert F. Maguire III

We engage in transactions with Robert. F. Maguire III, our chairman and chief executive officer.  We earn management and development fees and leasing commissions from entities controlled by Mr. Maguire, and we lease our corporate offices at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire.

A summary of our transactions and balances with Mr. Maguire is as follows (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Management and development fees and leasing commissions	$455	$470
Rent expense	176	174

	March 31, 2008	December 31, 2007
Accounts receivable	$479	$202

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statements of operations.  Balances due from Mr. Maguire are included in due from affiliates in the consolidated balance sheets.  Mr. Maguire’s balances were current as of March 31, 2008 and December 31, 2007.

We have entered into a tax indemnification agreement with Mr. Maguire.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement are met.  We have agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties are sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a nontaxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, certain mortgage loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.  Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

predecessor have guaranteed a portion of our mortgage loans.  As of March 31, 2008 and December 31, 2007, $591.8 million of our debt is subject to such guarantees.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Management and development fees and leasing commissions	$1,482	$978

	March 31, 2008	December 31, 2007
Accounts receivable	$1,658	$1,538
Accounts payable	(305)	(80)

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations.  Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets.  The joint venture’s balances were current as of March 31, 2008 and December 31, 2007.

Note 18 – Contingencies

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

Note 19 – Recently Adopted Accounting Pronouncements

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for our company on January 1, 2008.  We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 20 – Subsequent Event

Refinancing of Griffin Towers

On April 21, 2008, we repaid the existing $200.0 million mortgage loan secured by Griffin Towers.  The repayment was funded through the issuance of $180.0 million in new debt and $20.0 million of cash on hand.  This loan bore interest at a variable rate of LIBOR plus 1.90% and had a maturity date of May 1, 2008.

The new debt is comprised of (i) a $125.0 million mortgage loan (the “Mortgage Loan”) secured by Griffin Towers, (ii) a $20.0 million senior mezzanine loan (the “Senior Mezzanine Loan”) secured by an equity interest in Griffin Towers and (iii) a $55.0 million junior mezzanine loan secured by an equity interest in Griffin Towers.  Simultaneously at closing, our Operating Partnership repurchased the $55.0 million junior mezzanine loan which was funded through a separate $35.0 million repurchase facility (the “Repurchase Facility”) issued by the lender and $20.0 million of cash on hand.  The Repurchase Facility is recourse to our Operating Partnership and secured by the $55.0 million intercompany junior mezzanine loan on Griffin Towers.  The net effect of these financing transactions was the issuance of $145.0 million in new mortgage and mezzanine loans secured by Griffin Towers and $35.0 million in new secured recourse debt issued by our Operating Partnership.

The Mortgage Loan bears interest at a variable rate of LIBOR plus 3.5% (with a LIBOR floor of 3.0%) and matures on April 21, 2010, with a one-year extension available at our option.  We purchased an interest rate cap agreement which caps LIBOR at 5% during the initial term.  The Senior Mezzanine Loan bears interest at a fixed rate of 13.0% per annum and matures on April 21, 2011.

The Repurchase Facility bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.  The Repurchase Facility requires a repayment of $10.0 million in each of April 2009 and April 2010 with the remaining balance due upon maturity on April 21, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MAGUIRE PROPERTIES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Part I of this Quarterly Report on Form 10-Q.

Overview

We are a self-administered and self-managed real estate investment trust, and we operate as a REIT for federal income tax purposes.  We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”), have a significant presence in the John Wayne submarket of Orange County and are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

As of March, 31, 2008, our Operating Partnership indirectly owns whole or partial interests in 39 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 18.1 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of March 31, 2008 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	33	73	17,280,915	11,594,335	38,811	17,280,915	11,594,335	38,811
Unconsolidated joint venture	6	20	3,864,562	2,312,118	7,972	772,912	462,424	1,594
	39	93	21,145,477	13,906,453	46,783	18,053,827	12,056,759	40,405

Percentage leased			81.1%			78.8%

As of March 31, 2008, the majority of our Total Portfolio is located in ten submarkets in Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a Joint Venture property).

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years.  As of March 31, 2008, investment grade rated tenants generated 34.8% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 25.1% of the annualized rent of our Effective Portfolio.  The weighted average remaining lease term of our Effective Portfolio was approximately 5 years as of March 31, 2008.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

As of March 31, 2008, our Effective Portfolio was 78.8% leased to 938 tenants.  Approximately 6.1% of our Effective Portfolio leased square footage expires during the remainder of 2008 and 6.2% of our Effective Portfolio leased square footage expires during 2009.  Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.  Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates.

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

Development Properties

We believe that a portion of our future growth over the next several years will come from projects currently under development.  As of March 31, 2008, we had two projects under construction:

•	Our project at the Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California; and

•	Our project at 207 Goode Avenue, a 189,000 square foot office building located in Glendale, California, on which we began construction during the fourth quarter of 2007.

Land cost related to the two projects was $31.5 million as of March 31, 2008.  The total estimated construction budget (excluding land) for these two projects is approximately $152.5 million, of which $71.6 million has been incurred as of March 31, 2008.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the first quarter of 2008, we completed our projects at 17885 Von Karman located at the Washington Mutual Campus in Irvine, California and 2385 Northside Drive located at the Mission City Corporate Center in San Diego, California.  Our property at 17885 Von Karman is a 151,370 square foot office building.  Our property at 2385 Northside Drive is an 88,795 square foot office building with 128,000 square feet of structured parking.  As we lease these properties to stabilization, we will continue to incur tenant improvement and leasing commission costs, which will be funded through our existing construction loans.

We also own undeveloped land adjacent to certain of our other properties, primarily located in the downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets that we believe can support approximately 17 million net rentable square feet of office, retail, hotel, structured parking and residential uses.

Investment in Unconsolidated Joint Ventures

We own a 20% interest in our joint venture with Macquarie Office Trust and are responsible for day-to-day operations of the properties.  We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing.

As of March 31, 2008 and December 31, 2007, the joint venture owned the following six office properties:

Properties	Location	Rentable Square Feet
One California Plaza	Los Angeles, CA	992,899
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
San Diego Tech Center	San Diego, CA	645,934
Stadium Gateway	Anaheim, CA	272,826
Wells Fargo Center	Denver, CO	1,211,773
		3,864,562

Results of Operations

Comparison of the Three Months Ended March 31, 2008 to March 31, 2007

Our results of operations for the three months ended March 31, 2008 compared to the same period in 2007 were significantly affected by our acquisitions and dispositions in 2007.  Therefore, our results are not comparable from period to period.  To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Properties included in our Same Properties Portfolio analysis are all of the properties in our office portfolio, with the exception of our joint venture properties, properties acquired in the Blackstone Transaction in April 2007, Wateridge Plaza, Pacific Center and Regents Square properties that were disposed of during 2007, 130 State College that was acquired in third quarter 2007 and 3161 Michelson which was placed in service in third quarter 2007.

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	03/31/08	03/31/07	Decrease	Change	03/31/08	03/31/07	Decrease	Change

Revenue:
Rental	$57.0	$57.7	$(0.7)	-1%	$92.1	$57.7	$34.4	60%
Tenant reimbursements	21.0	20.7	0.3	1%	28.8	20.7	8.1	39%
Hotel operations	6.9	6.2	0.7	11%	6.9	6.2	0.7	11%
Parking	10.2	10.2	–	-1%	14.2	10.2	4.0	38%
Management, leasing
and development services	2.0	1.5	0.5	33%	2.0	1.5	0.5	33%
Interest and other	1.5	1.6	(0.1)	-9%	3.7	1.6	2.1	134%
Total revenue	98.6	97.9	0.7	1%	147.7	97.9	49.8	51%

Expenses:
Rental property operating
and maintenance	22.5	23.1	(0.6)	-3%	34.8	23.1	11.7	51%
Hotel operating and maintenance	4.4	4.0	0.4	10%	4.4	4.0	0.4	10%
Real estate taxes	8.1	7.7	0.4	6%	14.2	7.7	6.5	82%
Parking	3.5	3.0	0.5	18%	4.3	3.0	1.3	42%
General and administrative	16.7	7.8	8.9	115%	16.7	7.8	8.9	115%
Other expense	0.2	0.1	0.1	22%	1.5	0.1	1.4	1,024%
Depreciation and amortization	29.0	29.0	–	–	53.1	29.0	24.1	83%
Interest	39.4	30.0	9.4	31%	69.7	30.0	39.7	132%
Total expenses	123.8	104.7	19.1	18%	198.7	104.7	94.0	90%
Loss from continuing operations before equity
in net loss of unconsolidated joint ventures	(25.2)	(6.8)	(18.4)	270%	(51.0)	(6.8)	(44.2)	647%
Equity in net loss of unconsolidated joint ventures	–	–	–	–	(0.3)	(0.7)	0.4	-61%
Minority interests attributable to continuing operations	–	–	–	–	7.5	1.7	5.8	347%
Loss from continuing operations	$(25.2)	$(6.8)	$(18.4)	270%	$(43.8)	$(5.8)	$(38.0)	659%

Loss from discontinued operations					$–	$(2.0)

Rental Revenue

Rental revenue for our Same Properties Portfolio remained flat for the three months ended March 31, 2008 as compared to March 31, 2007 due to a decrease in tenant occupancy offset by increases in rental charges on new lease commencements.

Our Total Portfolio rental revenue increased by $34.4 million, or 60%, mainly due to properties acquired in the Blackstone Transaction.

Tenant Reimbursements

Tenant reimbursements for our Same Properties Portfolio remained flat for the three months ended March 31, 2008 as compared to March 31, 2007.

Total Portfolio tenant reimbursements revenue increased $8.1 million, or 39%, primarily due to properties acquired in the Blackstone Transaction.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Hotel Operations

Hotel operations revenue increased by $0.7 million, or 11%, due to an increase in the occupancy rate to 79.9% for the three months ended March 31, 2008 compared to 74.9% for March 31, 2007.

The 10% increase in hotel operating and maintenance expenses was primarily due to an increase in hotel operations which was a result of higher occupancy.

Parking Revenue

Parking revenue for our Same Properties Portfolio remained flat for the three months ended March 31, 2008 compared to March 31, 2007 due to lease terminations/expirations in 2007 on space that has not been re-leased, offset by a portfolio-wide annual increase in contractual parking rates in July 2007.

Our Total Portfolio parking revenue increased $4.0 million, or 38%, mainly due to properties acquired in the Blackstone Transaction.

Management, Leasing and Development Services

Total Portfolio management, leasing and development services revenue increased $0.5 million, or 33%, for the three months ended March 31, 2008 as compared to March 31, 2007 primarily due to leasing commissions earned and higher fee income from our joint venture with Macquarie Office Trust.

Interest and Other Revenue

Total Portfolio interest and other revenue increased $2.1 million, or 134%, primarily due to interest income earned on higher average cash balances at properties acquired in the Blackstone Transaction and lease termination fees earned during the three months ended March 31, 2008, with no comparable amount during the three months ended March 31, 2007.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance for our Same Properties Portfolio decreased $0.6 million, or 3%, primarily due to a decrease in tenant occupancy during the three months ended March 31, 2008 compared to March 31, 2007.

Total Portfolio rental property operating and maintenance expense increased $11.7 million, or 51%, primarily due to properties acquired in the Blackstone Transaction.

Real Estate Taxes

Real estate taxes for the Same Properties Portfolio increased $0.4 million, or 6%, primarily due to higher assessed values for the 2008 tax year.

Total Portfolio real estate taxes increased $6.5 million, or 82%, primarily due to properties acquired in the Blackstone Transaction.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Expense

Parking expense for our Same Properties Portfolio increased $0.5 million, or 18%, primarily due to two new garages located at our Park Place property that became operational during the second quarter of 2007.

Total Portfolio parking expense increased $1.3 million, or 42%, primarily due to properties acquired in the Blackstone Transaction.

General and Administrative Expense

Total Portfolio general and administrative expense increased $8.9 million, or 115%, primarily due to $6.4 million in costs, mainly investment banking, legal and other professional fees, associated with the ongoing strategic alternatives review being conducted by a Special Committee of independent directors of our board, $1.0 million in settlement and legal costs associated with the disposition of outstanding litigation and additional corporate employees hired and office expenses incurred through growth in our infrastructure resulting from the Blackstone Transaction.

Other Expense

Total Portfolio other expense increased $1.4 million, primarily due to the increase in ground lease expense associated with properties purchased in the Blackstone Transaction and an increase in our income tax provision with no comparable activity in the prior period.

Depreciation and Amortization Expense

Total Portfolio depreciation and amortization expense increased $24.1 million, or 83%, primarily due to properties acquired in the Blackstone Transaction.

Interest Expense

Interest expense for our Same Properties Portfolio increased $9.4 million, or 31%, primarily due to an increase in interest expense related to the April 2007 refinancing of Wells Fargo Tower and the September 2007 refinancing of KPMG Tower, resulting in both higher interest rates on the refinanced loans along with approximately $470 million in additional debt proceeds from these projects.

Total Portfolio interest expense increased $39.7 million, or 132%, primarily due to the interest expense on mortgage loans on the properties acquired in the Blackstone Transaction and, to a lesser extent, an increase in our Same Properties Portfolio.

Minority Interests Attributable to Continuing Operations

Minority interests attributable to loss from continuing operations were $7.5 million for the three months ended March 31, 2008 compared to $1.7 million for March 31, 2007, primarily due to a $44 million increase in loss from continuing operations.

Discontinued Operations

Discontinued operations generated a loss of $2.0 million during the three months ended March 31, 2007 related to Wateridge Plaza, Pacific Center and Regents Square, all which were disposed of in the latter half of 2007, with no comparable amount during the three months ended March 31, 2008.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

Mortgage Loans

As of March 31, 2008, our consolidated debt was comprised of mortgages secured by 29 properties and five construction loans.  A summary of our consolidated debt as of March 31, 2008 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Debt to Maturity (in years)
Fixed-rate	$3,933.7	78.15%	5.48%	8 years
Variable-rate swapped to fixed-rate	379.2	7.53%	7.16%	5 years
Variable-rate	720.6	14.32%	4.68%	1 year
	$5,033.5	100.00%	5.50%	6 years

As of March 31, 2008, approximately 86% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.6% on an interest-only basis with a weighted average remaining term of approximately eight years.  Our variable-rate debt bears interest at a rate based on 30-day LIBOR, which was 2.70% as of March 31, 2008.  Our variable-rate debt at March 31, 2008 had a weighted average term to initial maturity of approximately 1 year (approximately 2 years assuming exercise of extension options).

As of March 31, 2008, our ratio of total consolidated debt to total consolidated market capitalization was approximately 83.0% of our total market capitalization of $6.1 billion (based on the closing price of our common stock of $14.31 per share on the New York Stock Exchange on March 31, 2008.)  Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was approximately 87.1% as of March 31, 2008.  Our total consolidated market capitalization includes the book value of our consolidated debt, the liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and Operating Partnership units as of March 31, 2008.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2008 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)
Floating-Rate Debt

Construction Loans:
3161 Michelson (3), (4)	5.20%	9/28/2008	$211,664	$11,166	$211,664
Lantana Media Campus (5)	4.20%	6/13/2009	53,774	2,292	53,774
17885 Von Karman (5)	4.50%	12/30/2008	28,713	1,311	28,713
2385 Northside Drive (5)	4.60%	2/22/2009	19,184	895	19,184
207 Goode (5), (6)	7.36%	5/1/2010	487	36	487
Total construction loans			313,822	15,700	313,822

Variable-Rate Mortgage Loans:
Griffin Towers (7)	4.60%	5/1/2008	200,000	9,334	200,000
500-600 City Parkway (8)	4.05%	5/9/2009	97,750	4,017	97,750
Brea Corporate Place (9)	4.65%	5/1/2009	70,468	3,325	70,468
Brea Financial Commons (9)	4.65%	5/1/2009	38,532	1,818	38,532
Total variable-rate mortgage loans			406,750	18,494	406,750

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (10)	7.16%	10/9/2012	379,180	27,542	379,180
Total variable-rate swapped to fixed-rate loans			379,180	27,542	379,180
Total floating-rate debt			1,099,752	61,736	1,099,752

Fixed-Rate Debt
Wells Fargo Tower (Los Angeles, CA)	5.68%	4/6/2017	550,000	31,649	550,000
Two California Plaza (11)	5.50%	5/6/2017	465,876	26,208	470,000
Gas Company Tower	5.10%	8/11/2016	458,000	23,692	458,000
Pacific Arts Plaza	5.15%	4/1/2012	270,000	14,105	270,000
777 Tower (11)	5.84%	11/1/2013	269,342	16,176	273,000
US Bank Tower	4.66%	7/1/2013	260,000	12,284	260,000
550 South Hope Street (11)	5.67%	5/6/2017	198,304	11,499	200,000
Park Place I	5.64%	11/1/2014	170,000	9,588	170,000
City Tower (11)	5.85%	5/10/2017	139,818	8,301	140,000
Glendale Center	5.82%	8/11/2016	125,000	7,373	125,000
500 Orange Tower (11)	5.88%	5/6/2017	109,049	6,560	110,000
2600 Michelson (11)	5.69%	5/10/2017	109,020	6,351	110,000
City Plaza (11)	5.80%	5/10/2017	100,011	5,944	101,000
Park Place II	5.39%	3/11/2012	100,000	5,465	100,000
Stadium Towers Plaza (11)	5.78%	5/11/2017	99,142	5,865	100,000
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903	98,000
1920 Main Plaza (11)	5.51%	5/10/2017	80,154	4,522	80,875
2010 Main Plaza (11)	5.51%	5/10/2017	79,092	4,462	79,803
801 North Brand	5.73%	4/6/2015	75,540	4,386	75,540
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685	52,000
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666	44,370
701 North Brand	5.87%	10/1/2016	33,750	2,009	33,750
700 North Central	5.73%	4/6/2015	27,460	1,594	27,460
18581 Teller (11)	5.65%	5/6/2017	19,825	1,146	20,000
Total fixed-rate rate debt			3,933,753	219,433	3,948,798

Total consolidated debt			$5,033,505	$281,169	$5,048,550
__________
(1)	The March 31, 2008 one-month LIBOR rate of 2.70% was used to calculate interest on the variable-rate loans.
(2)	Assuming no payment has been made in advance of its due date.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(3)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(4)	Three one-year extensions are available at our option, subject to certain conditions.
(5)	One one-year extension available at our option, subject to certain conditions.
(6)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25 million, which effectively fixes the LIBOR rate at 5.564%.
(7)	This loan was refinanced in April 2008. See “Subsequent Event.”
(8)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions.

(9)
As required by the loan agreement, we have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension period.  Three one-year extensions are available at our option, subject to certain conditions.

(10)
This loan bears interest at a rate of LIBOR plus 1.60%.  We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564% for an all-inclusive rate of 7.16%.

(11)	These loans are reflected net of the related debt discount. At March 31, 2008, the discount for all loans referenced totals approximately $15 million.

Certain mortgage loans are guaranteed by the Operating Partnership and/or one of its wholly owned subsidiaries.

Corporate Credit Facility

In connection with the Blackstone Transaction during 2007, we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility (the “Revolver”).  The term loan was completely drawn and then repaid during 2007 and no amount remains available to be drawn under this term loan.

The Revolver matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points.  This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property-owning subsidiaries of our Operating Partnership.  As of March 31, 2008 and through the date of this report, we have approximately $119.7 million available to be drawn under our Revolver.  Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.

The separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Construction Loans

A summary of our construction loans as of March 31, 2008 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of March 31, 2008	Available for Future Funding
3161 Michelson	$240,000	$211,664	$28,336
Lantana Media Campus	88,000	53,774	34,226
17885 Von Karman	39,729	28,713	11,016
2385 Northside Drive	26,789	19,184	7,605
207 Goode	64,497	487	64,010
	$459,015	$313,822	$145,193

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of March 31, 2008, we had $90 million in cash and cash equivalents as compared to $175 million as of December 31, 2007.  In addition, we had restricted cash balances of $255 million and $239 million, as of March 31, 2008 and December 31, 2007, respectively.  Restricted cash primarily consists of interest bearing cash deposits required by some of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs.  As of March 31, 2008 and through the date of this report, we had approximately $119.7 million available to be drawn under our $130.0 million revolving credit facility.  Approximately $10.3 million of this facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.

At the time of closing the Blackstone Transaction, projected monthly debt service requirements of the acquisition debt exceeded the monthly projected cash to be provided from the operations of the properties acquired.  We expect this to continue until we are able to stabilize the acquired portfolio through lease up.  To assist in funding cash shortfalls arising from the Blackstone Transaction, we established restricted cash reserves to cover future payments for interest, tenant improvements and leasing commissions, which we funded from mortgage loan proceeds at the closing of the Blackstone Transaction.  As of March 31, 2008, we had a total of approximately $134 million of leasing and capital expenditures reserves, as well as approximately $19 million of debt service reserves.  In addition, as of March 31, 2008, we had available unrestricted cash of $90 million and $120 million available under our revolving credit facility that has not yet been drawn.

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

As of March 31, 2008, of the $255 million in restricted cash reserves included in the consolidated balance sheet, $134 million is attributable to reserves for leasing commissions, tenant improvements and capital expenditures, including $51 million in reserves related to our seven wholly owned office towers in the LACBD.  In connection with the KPMG Tower mortgage, we have available up to $14 million in future loan draws to fund re-tenanting costs at that project as well as $7 million in future loan draws to cover debt service prior to the September 2008 rent commencement of the Latham & Watkins LLP lease.  We also have available $8 million in future loan draws under the City Parkway mortgage to cover re-tenanting costs and an additional $11 million in future loan draws to fund debt service prior to stabilization of that property.  Our significant restricted cash balances should reduce our reliance upon cash flows from operating activities during the next twelve months to fund capital expenditures associated with renewing expiring leases or executing new leases on vacant space.  As of March 31, 2008, our only project with significant leasing requirements that has minimal leasing reserves is Park Place, which was 66% leased at March 31, 2008.  We may choose to fund prospective re-leasing costs at Park Place through new leasing reserves established from future property level refinancings or cash on hand.

As of March 31, 2008, we have executed leases that contractually committed us to pay approximately $60 million in unpaid leasing costs and tenant improvements, of which we anticipate spending up to $50 million during the remainder of 2008.  In addition, we currently project we could spend

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately $85 to $95 million in capital improvements, tenant improvements and leasing costs during the next twelve months in our Effective Portfolio (excluding construction in progress, discussed below), depending on leasing activity.  Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties.  Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease and overall market conditions.

We currently have two office projects in various stages of development, both of which are being funded by construction loans: the Lantana Media Campus and 207 Goode.  The total amount of the construction loan for Lantana Media Campus is $88.0 million, of which $53.8 million was drawn as of March 31, 2008, leaving approximately $34.2 million available for future draws.  The Lantana Media Campus project is expected to be delivered during the second quarter of 2008.  The total amount of the construction loan for 207 Goode is $64.5 million, of which $0.5 million was drawn as of March 31, 2008, leaving approximately $64.0 million available for future construction funding.  The 207 Goode project is expected to be delivered during the second quarter of 2009.  We also have approximately $47 million available under our 3161 Michelson, 17885 Von Karman and 2385 Northside Drive construction loans for remaining construction costs, including funds available for anticipated leasing costs.  The actual timing of our construction expenditures may fluctuate given the actual progress and status of the development properties and leasing activity.  We believe that the undrawn construction loans available as of March 31, 2008 will be sufficient to substantially cover remaining development costs.

We have approximately $240 million in debt maturing during the remainder of 2008, excluding the $200 million Griffin Towers mortgage loan that was scheduled to mature on May 1, 2008, which was repaid on April 21, 2008 with $20.0 million of cash on hand and proceeds from $180.0 million in new mortgage, mezzanine and unsecured debt as more fully described under the heading “Subsequent Events.”  Near term maturities include the $240 million ($211.7 million outstanding as of March 31, 2008) 3161 Michelson construction loan maturing on September 28, 2008 and the $40 million ($28.7 million outstanding as of March 31, 2008) 17885 Von Karman construction loan maturing on December 30, 2008.  Our 3161 Michelson construction loan includes three one-year options to extend the maturity date of the loan, subject to certain conditions.  The conditions for the first extension are principally a re-balancing requirement under the loan (which may require an additional equity contribution of up to $5 million by us, which we expect to satisfy with cash on hand), compliance with financial covenants included in our corporate revolving credit facility and the delivery of a replacement interest rate cap agreement.  We expect to meet these conditions and anticipate extending the maturity date under the 3161 Michelson construction loan to September 28, 2009.  Our 17885 Von Karman construction loan includes a one-year option to extend the maturity date of the loan from December 30, 2008 to December 30, 2009, subject to certain conditions, principally the requirement for the property to meet a debt service coverage ratio of 1.0 to 1.0.  We expect to meet these conditions through additional leasing.  To the extent we are unable to meet this extension condition or provide additional interest reserves as an alternative to extend the loan, and are required to fund the repayment of this construction loan, we expect to satisfy this obligation through cash on hand, the net proceeds from the refinancing of other properties or asset sales or through a draw on our revolving credit facility.

As of March 31, 2008, our total consolidated debt was approximately $5.0 billion with a weighted average interest rate of 5.50% and a weighted average remaining term of six years.  Including our share of debt in connection with our joint venture with Macquarie Office Trust, our ratio of debt to total market capitalization is approximately 83.4% as of March 31, 2008.

Our business requires continued access to adequate cash to enable us, among other matters, to reduce our debt level and fund our debt repayment obligations, dividend/distribution payments, capital expenditures, tenant

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

improvements, leasing commissions and otherwise finance our operations.  We expect to achieve the funds for these activities by utilizing some of the following potential sources:

•	Existing cash on hand;

•	Borrowings under our $130.0 million revolving credit facility (see discussion below);

•	Refinancing existing loans on several of our properties;

•	Sales of non-strategic or non-income producing assets;

•	Future joint ventures;

•	Raising institutional equity capital;

•	Increased occupancy levels or rental rates at our operating properties;

•	Leasing at projects under development upon completion; and/or

•	Other internally generated cash flow.

We believe these sources of cash will be sufficient to fund our liquidity needs over the next twelve months and on a continuing basis.  If we are unable to generate adequate cash from the sources indicated above (particularly with respect to refinancing existing loans, sales of assets and increasing occupancy levels), we will have liquidity-related problems, including, but not limited to: (1) we may have to reduce our capital expenditures, (2) we may not be able to pay dividends and distributions at historical levels, or at all, and (3) we may not remain in compliance with covenants in our revolving credit facility (which may be as soon as the third quarter of 2008), which could restrict our ability to draw funds under that facility (under which we currently have no outstanding borrowings).  To the extent that our revolving credit facility is no longer available to us, we could obtain secured financing on properties not currently encumbered by mortgages, namely Plaza Las Fuentes, the Westin® Pasadena Hotel and certain development projects, which currently secure our revolving credit facility through deeds of trust.  Our ability to successfully implement any or all of the strategies described above, and in turn, to reduce our indebtedness and improve our liquidity situation, is dependent in part on market conditions and other factors out of our control.  For a discussion of such factors and risks associated with our substantial indebtedness, see Part II, Item 1A. “Risk Factors.”

Comparison of Cash Flows for Three Months Ended March 31, 2008 and 2007

Net cash used in operating activities during the three months ended March 31, 2008 was $12.2 million compared to net cash provided by operating activities of $9.3 million during the same period in 2007.  Our cash flows from operating activities decreased $21.5 million due to an increase in our net loss for the quarter.

Net cash used in investing activities was $75.6 million during the three months ended March 31, 2008 compared to $59.2 million in 2007.  The increase of $16.4 million was driven by an increase in restricted cash balances, primarily due to cash deposited as collateral for our interest rate swap agreement on our KPMG Tower mortgage loan and 207 Goode construction loan.

Net cash provided by financing activities was $2.9 million during the three months ended March 31, 2008 compared to $6.7 million in 2007.  Lower proceeds from construction loans due to timing of funding draws, partially offset by mortgage borrowings to fund discretionary renovation costs at KPMG Tower, was the primary driver of the $3.8 million decrease.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

Please refer to our Annual Report on Form 10-K/A filed with the SEC on April 28, 2008 for a discussion of our contractual obligations.  There have been no material changes to these obligations during the three months ended March 31, 2008.

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

From the date of our initial public offering on June 27, 2003 through December 31, 2007, we paid quarterly dividends on our common stock and Operating Partnership units at a rate of $0.40 per common share and unit, equivalent to an annual rate of $1.60 per common share and Operating Partnership unit. Since January 23, 2004, we have paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of preferred stock.  As of the date of this report, our board of directors had not declared a dividend on our common stock for the quarter ended March 31, 2008.  All distributions to preferred stockholders, common stockholders and Operating Partnership unit holders are at the discretion of the board of directors, and no assurance can be given that we will continue to make distributions at historical levels or at all, unless required to maintain our REIT status.

Related Party Transactions

Robert F. Maguire III

We engage in transactions with Robert F. Maguire III, our chairman and chief executive officer.  We earn management and development fees and leasing commissions from entities controlled by Mr. Maguire, and we lease our corporate offices at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire.

A summary of our transactions and balances with Mr. Maguire is as follows (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Management and development fees and leasing commissions	$455	$470
Rent expense	176	174

	March 31, 2008	December 31, 2007
Accounts receivable	$479	$202

Mr. Maguire’s balances were current as of March 31, 2008 and December 31, 2007.

We have entered into a tax indemnification agreement with Mr. Maguire.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement are met.  We have agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties are sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a nontaxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, certain mortgage loans are guaranteed by our Operating Partnership and/or one of its wholly owned subsidiaries.  Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of March 31, 2008 and December 31, 2007, $591.8 million of our debt is subject to such guarantees.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Management and development fees and leasing commissions	$1,482	$978

	March 31, 2008	December 31, 2007
Accounts receivable	$1,658	$1,538
Accounts payable	(305)	(80)

Litigation

 See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K/A filed with the SEC on April 28, 2008 for a discussion of our critical accounting policies, which include investments in real estate and real estate entities including property acquisitions and revenue recognition.  There have been no changes to these policies during the three months ended March 31, 2008.

Status of Strategic Review Process

In March, 2008, the Special Committee of our board of directors announced that it is finalizing its review of strategic alternatives for preserving and enhancing value for stockholders.  The Special Committee stated that as a result of current market conditions, particularly in the credit markets, and the lack of any viable acquisition proposal received from third parties, such review no longer includes active pursuit of the possibility of the sale of the company.  The committee indicated that it will continue to focus on non-sale options to enhance liquidity, including dividend policy, and to manage the company successfully, as well as preserve and create value until the markets recover.  The Special Committee stated that their review will encompass all aspects of the company’s operations and management.  During the three months ended March 31, 2008, we incurred $6.4 million in costs, mainly investment banking, legal and other professional fees, associated with this review.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On April 28, 2008, the Special Committee announced that it had received an expression of interest from Mr. Maguire.  The Special Committee noted that it is continuing its effort to bring the strategic review process to a conclusion and that it will consider Mr. Maguire’s expression of interest, in whatever state it is in at the time, in connection with finalizing its strategic alternative review and bringing its recommendations to the board of directors.

Subsequent Event

Refinancing of Griffin Towers

On April 21, 2008, we repaid the existing $200.0 million mortgage loan secured by Griffin Towers.  The repayment was funded through the issuance of $180.0 million in new debt and $20.0 million of cash on hand.  This loan bore interest at a variable rate of LIBOR plus 1.90% and had a maturity date of May 1, 2008.

The new debt is comprised of (i) a $125.0 million mortgage loan (the “Mortgage Loan”) secured by Griffin Towers, (ii) a $20.0 million senior mezzanine loan (the “Senior Mezzanine Loan”) secured by an equity interest in Griffin Towers and (iii) a $55.0 million junior mezzanine loan secured by an equity interest in Griffin Towers.  Simultaneously at closing, our Operating Partnership repurchased the $55.0 million junior mezzanine loan which was funded through a separate $35.0 million repurchase facility (the “Repurchase Facility”) issued by the lender and $20.0 million of cash on hand.  The Repurchase Facility is recourse to our Operating Partnership and secured by the $55.0 million intercompany junior mezzanine loan on Griffin Towers.  The net effect of these financing transactions was the issuance of $145.0 million in new mortgage and mezzanine loans secured by Griffin Towers and $35.0 million in new secured recourse debt issued by our Operating Partnership.

The Mortgage Loan bears interest at a variable rate of LIBOR plus 3.5% (with a LIBOR floor of 3.0%) and matures on April 21, 2010, with a one-year extension available at our option.  We purchased an interest rate cap agreement which caps LIBOR at 5% during the initial term.  The Senior Mezzanine Loan bears interest at a fixed rate of 13.0% per annum and matures on April 21, 2011.

The Repurchase Facility bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.  The Repurchase Facility requires a repayment of $10 million in each of April 2009 and April 2010 with the remaining balance due upon maturity on April 21, 2011.

New Accounting Pronouncements

SFAS No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations.  SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired.  SFAS No. 141R also expands required disclosure to improve financial statement users’ ability to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009.  The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

SFAS No. 160

 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment to ARB No. 51.  SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective on January 1, 2009.  We are currently evaluating the impact SFAS No. 160 will have on our results of operations and financial condition.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide financial statement users with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounting for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 requires (a) qualitative disclosures about objectives for using derivative instruments classified by primary underlying risk exposure, (b) information about the volume of derivative activity, (c) tabular disclosures about the balance sheet location and fair value amounts of derivative instruments, income statement and other comprehensive (loss) income location and amounts of gains and losses on derivative instruments by type of contract, and (d) disclosures about credit risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact SFAS No. 161 will have on our results of operations and financial condition.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

A reconciliation of net loss available to common stockholders to FFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net loss available to common stockholders	$(48,591)	$(12,587)

Add: Depreciation and amortization of real estate assets	52,995	32,566
Depreciation and amortization of real estate assets -
unconsolidated joint ventures (1)	2,303	2,451
Minority interests	(7,490)	(1,983)

Funds from operations available to common stockholders
and unit holders (FFO)	$(783)	$20,447

Company share of FFO (2)	$(678)	$17,664

FFO per share - basic	$(0.01)	$0.38
FFO per share - diluted	$(0.01)	$0.38
___________
(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.
(2)	Based on a weighted average interest in our Operating Partnership of approximately 86.6% and 86.4% for the three months ended March 31, 2008 and 2007, respectively.

.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC on April 28, 2008, for a discussion regarding our exposure to market risk.  Our exposure to market risk has not changed materially since year end 2007.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, Robert F. Maguire III, our principal executive officer, and Martin A. Griffiths, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.

PART II–OTHER INFORMATION

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

Factors That May Affect Future Results (Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), which sets forth the safe harbor from civil liability provided for forward-looking statements.  In particular, statements relating to our capital resources, portfolio performance and results of operations contain forward-looking statements.  Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations, and market conditions, demographics and results of operations) are forward-looking statements.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management.  When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	General economic conditions;

•	Future terrorist attacks in the U.S.;

•	Defaults on or non-renewal of leases by tenants;

•	Increased interest rates and operating costs;

•	Our failure to obtain necessary outside financing, borrow under our $130.0 million revolving credit facility, or otherwise access necessary capital;

•	Decreased rental rates or failure to achieve occupancy targets;

•	Difficulties in identifying properties to acquire and completing acquisitions;

•	Difficulty in operating the properties owned through our joint ventures;

•	Our failure to successfully operate acquired properties and operations;

•	Difficulties in disposing of identified properties at attractive valuations or at all;

•	Our failure to reduce our level of indebtedness;

•	Our failure to successfully develop or redevelop properties;

•	Our failure to maintain our status as a REIT;

•	Environmental uncertainties and risks related to natural disasters;

•	Financial market fluctuations; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC on April 28, 2008.  Those risks continue to be relevant to our performance and financial condition.  Moreover, we operate in a highly competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Recent Sales of Unregistered Securities: None.

(b)         Use of Proceeds from Registered Securities: None.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer dated May 12, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 12, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated May 12, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1*	Loan Agreement dated as of April 21, 2008 between Maguire Properties-Griffin Towers, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender
99.2*	Senior Mezzanine Loan Agreement dated as of April 21, 2008 between Maguire Properties-Griffin Towers Senior Mezzanine, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender
99.3*	Junior Mezzanine Loan Agreement dated as of April 21, 2008 between Maguire Properties-Griffin Towers Junior Mezzanine, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender
99.4*	Master Repurchase Agreement dated as of April 21, 2008 between Maguire Properties-Holdings V, LLC, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer
99.5*	First Amendment to Services Agreement (Development) dated as of May 8, 2008

__________
*	Filed herewith.
**	Furnished herewith.

(1)This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of May 12, 2008

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ ROBERT F. MAGUIRE III
Robert F. Maguire III
Chairman and Chief Executive Officer
(Principal executive officer)

By:	/s/ MARTIN A. GRIFFITHS
Martin A. Griffiths
Executive Vice President and
Chief Financial Officer
(Principal financial officer)