Form 10-Q
period 2008-06-30
MAGUIRE PROPERTIES INC
filed 2008-08-11
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10–Q
—————————
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
Commission File Number: 001-31717 ————————— MAGUIRE PROPERTIES, INC. (Exact name of registrant as specified in its charter) —————————

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
355 South Grand Avenue Suite 3300 Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 626-3300
(Registrant’s telephone number, including area code)
—————————
None
(Former name, former address and former fiscal year, if changed since last report)
—————————
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common Stock, $0.01 par value per share	47,885,935 shares

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

		Page
PART I–FINANCIAL INFORMATION
	Financial Statements.
Item 1.	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited)	2
	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	54
Item 4.	Controls and Procedures.	54
PART II–OTHER INFORMATION
Item 1.	Legal Proceedings.	55
Item 1A.	Risk Factors.	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	56
Item 3.	Defaults Upon Senior Securities.	56
Item 4.	Submission of Matters to a Vote of Security Holders.	56
Item 5.	Other Information.	57
Item 6.	Exhibits.	58
Signatures
Exhibits
Exhibit 4.1
Exhibit 4.2
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3
Exhibit 99.4

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
Investments in real estate:
Land	$635,085	$625,271
Acquired ground lease	55,801	55,801
Buildings and improvements	4,109,910	4,084,555
Land held for development and construction in progress	338,774	350,051
Tenant improvements	334,933	305,672
Furniture, fixtures and equipment	18,439	17,694
	5,492,942	5,439,044
Less: accumulated depreciation	(552,300)	(476,337)
Net investments in real estate	4,940,642	4,962,707

Cash and cash equivalents	98,096	174,847
Restricted cash	210,286	239,245
Rents and other receivables, net	27,650	30,422
Deferred rents	57,486	49,292
Due from affiliates	2,440	1,740
Deferred leasing costs and value of in-place leases, net	173,030	192,269
Deferred loan costs, net	34,172	38,725
Acquired above-market leases, net	23,733	28,058
Other assets	9,753	14,148
Investment in unconsolidated joint ventures	14,886	18,325
Total assets	$5,592,174	$5,749,778

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$5,052,546	$5,003,341
Accounts payable and other liabilities	208,044	202,509
Dividends and distributions payable	3,177	24,888
Capital leases payable	4,514	5,232
Acquired below-market leases, net	135,268	155,824
Total liabilities	5,403,549	5,391,794

Minority interests, with an aggregate redemption value of $81.2 million and $218.3 million as of June 30, 2008 and December 31, 2007, respectively	–	14,670
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized;
47,980,465 and 47,185,636 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	480	472
Additional paid-in capital	694,626	691,518
Accumulated deficit and dividends	(490,954)	(331,735)
Accumulated other comprehensive loss, net	(15,627)	(17,041)
Total stockholders’ equity	188,625	343,314
Total liabilities, minority interests and stockholders’ equity	$5,592,174	$5,749,778

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue:
Rental	$91,235	$88,425	$183,393	$146,173
Tenant reimbursements	26,616	27,709	55,382	48,374
Hotel operations	6,986	7,061	13,867	13,249
Parking	13,895	11,785	28,105	22,035
Management, leasing and development services	1,857	3,403	3,814	4,870
Interest and other	3,315	3,377	7,052	4,976
Total revenue	143,904	141,760	291,613	239,677

Expenses:
Rental property operating and maintenance	33,227	29,919	67,992	53,054
Hotel operating and maintenance	4,567	4,391	8,982	8,390
Real estate taxes	14,876	12,699	29,120	20,435
Parking	4,224	3,667	8,489	6,672
General and administrative	27,071	11,152	43,745	18,915
Other expense	1,405	1,042	2,933	1,178
Depreciation and amortization	51,027	54,919	104,135	83,896
Impairment of long-lived assets	51,898	–	51,898	–
Interest	67,947	62,103	137,696	92,101
Loss from early extinguishment of debt	–	8,336	–	8,336
Total expenses	256,242	188,228	454,990	292,977
Loss from continuing operations before equity in net loss
of unconsolidated joint venture and minority interests	(112,338)	(46,468)	(163,377)	(53,300)
Equity in net loss of unconsolidated joint venture	(388)	(531)	(664)	(1,238)
Minority interests allocated to continuing operations	6,864	7,034	14,354	8,709
Loss from continuing operations	(105,862)	(39,965)	(149,687)	(45,829)

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate and minority interests	–	(10,395)	–	(12,660)
Gain on sale of real estate	–	33,890	–	33,890
Minority interests allocated to discontinued operations	–	(3,194)	–	(2,886)
Income from discontinued operations	–	20,301	–	18,344

Net loss	(105,862)	(19,664)	(149,687)	(27,485)
Preferred stock dividends	(4,766)	(4,766)	(9,532)	(9,532)

Net loss available to common stockholders	$(110,628)	$(24,430)	$(159,219)	$(37,017)

Basic and diluted loss per common share:
Loss from continuing operations available to common stockholders	$(2.32)	$(0.95)	$(3.37)	$(1.18)
Income from discontinued operations	–	0.43	–	0.39
Net loss available to common stockholders	$(2.32)	$(0.52)	$(3.37)	$(0.79)
Weighted average number of common shares outstanding	47,615,421	46,678,583	47,298,976	46,628,601

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss:	$(149,687)	$(27,485)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (including discontinued operations):
Minority interests	(14,354)	(5,823)
Equity in net loss of unconsolidated joint venture	664	1,238
Operating distributions received from unconsolidated joint venture	2,260	1,309
Depreciation and amortization	104,135	89,732
Impairment of long-lived assets	51,898	–
Writeoff of tenant improvements due to relocation of corporate offices	1,572	–
Gain on sale of real estate	–	(33,890)
Loss from early extinguishment of debt	–	17,227
Deferred rent expense	1,158	(33)
Provision for doubtful accounts	1,712	1,169
Revenue recognized related to below-market
leases, net of acquired above-market leases	(16,239)	(10,015)
Compensation cost for share-based awards, net	2,173	3,968
Amortization of deferred loan costs	5,701	2,577
Amortization of hedge ineffectiveness	(19)	–
Amortization of deferred gain from sale of interest rate swaps	–	(244)
Changes in assets and liabilities:
Rents and other receivables	2,169	(12,157)
Deferred rents	(7,994)	(5,488)
Due from affiliates	(700)	4,466
Deferred leasing costs	(8,134)	(12,432)
Other assets	4,395	1,963
Accounts payable and other liabilities	11,198	17,975
Net cash (used in) provided by operating activities	(8,092)	34,057

Cash flows from investing activities:
Acquisition of real estate	–	(2,897,675)
Proceeds from disposition of real estate	–	476,055
Expenditures for improvements to real estate	(112,761)	(109,162)
Decrease (increase) in restricted cash	28,959	(152,248)
Net cash used in investing activities	(83,802)	(2,683,030)

Cash flows from financing activities:
Proceeds from mortgage loans	146,283	3,030,750
Proceeds from Senior Mezzanine loan	20,000	–
Proceeds from repurchase facility	35,000	–
Proceeds from term loan	–	400,000
Proceeds from construction loans	47,066	80,619
Principal payments on mortgage loans	(200,097)	(535,163)
Principal payments on term loan	–	(118,375)
Principal payments on other secured loans	–	(15,000)
Payment of loan costs	(1,148)	(39,485)
Other financing activities	399	2,639
Principal payments on capital leases	(1,117)	(1,153)
Proceeds received from stock option exercises	–	3,934
Payment of dividends to preferred stockholders	(9,532)	(9,532)
Payment of dividends to common stockholders and
distributions to limited partners of Operating Partnership	(21,711)	(43,513)
Net cash provided by financing activities	15,143	2,755,721
Net (decrease) increase in cash and cash equivalents	(76,751)	106,748
Cash and cash equivalents at beginning of period	174,847	101,123
Cash and cash equivalents at end of period	$98,096	$207,871

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$131,034	$101,433

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$14,839	$50,144
Accrual for dividends and distributions declared	3,177	24,934
Buyer assumption of mortgage loans secured by properties disposed of	–	274,000
Increase (decrease) in fair value of interest rate swaps and caps	2,891	(4,844)
Fair value of forward-starting interest rate swaps assigned to mortgage lenders	–	14,745
Operating Partnership units converted to common stock	1,470	–

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

As of June 30, 2008, our Operating Partnership indirectly owns whole or partial interests in 39 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 18.1 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of June 30, 2008 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	33	73	17,307,121	12,269,829	40,400	17,307,121	12,269,829	40,400
Unconsolidated joint venture	6	20	3,864,687	2,271,248	7,349	772,937	454,250	1,470
	39	93	21,171,808	14,541,077	47,749	18,080,058	12,724,079	41,870

Percentage leased			80.6%			78.2%

As of June 30, 2008, the majority of our Total Portfolio is located in ten Southern California markets: the Los Angeles Central Business District; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).

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

Note 3 – Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	June 30, 2008	December 31, 2007
Land held for development	$214,411	$202,630
Construction in progress	124,363	147,421
	$338,774	$350,051

As of June 30, 2008, we had two projects under construction:

•	Our project at Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California; and

•	Our project at 207 Goode Avenue located in Glendale, California, a 189,000 square foot office building.

We also own undeveloped land adjacent to certain of our other properties, primarily located in the downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets that we believe can support approximately 9 million net rentable square feet of office, retail, hotel and residential uses as well as approximately 8 million square feet of structured parking.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 – Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $1.6 million and $1.0 million as of June 30, 2008 and December 31, 2007, respectively.  For the six months ended June 30, 2008 and 2007, we recorded a provision for doubtful accounts of $1.7 million and $1.2 million, respectively.

Note 5 – Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Acquired above-market leases
Gross amount	$44,684	$44,684
Accumulated amortization	(20,951)	(16,626)
Net amount	$23,733	$28,058

Acquired in-place leases
Gross amount	$220,518	$220,518
Accumulated amortization	(131,477)	(110,339)
Net amount	$89,041	$110,179

Acquired below-market leases
Gross amount	$(218,372)	$(218,372)
Accumulated amortization	83,104	62,548
Net amount	$(135,268)	$(155,824)

Amortization of acquired below-market leases, net of acquired above-market leases, included as part of rental income in continuing operations was $16.2 million and $9.5 million for the six months ended June 30, 2008 and 2007, respectively.  Amortization related to discontinued operations was $0.5 million for the six months ended June 30, 2007, with no comparable amount for the six months ended June 30, 2008.

Amortization of acquired in-place leases included as part of depreciation and amortization in continuing operations was $21.1 million and $20.2 million for the six months ended June 30, 2008 and 2007, respectively.  Amortization related to discontinued operations was $1.8 million for the six months ended June 30, 2007, with no comparable amount for the six months ended June 30, 2008.

Note 6 – Investment in Unconsolidated Joint Ventures

Maguire Macquarie Office, LLC

We own a 20% interest in our joint venture with Macquarie Office Trust and are responsible for day-to-day operations of the properties.  We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing.

As of December 31, 2007, we had a liability of $2.0 million for contingent consideration payable to Macquarie Office Trust if the five properties we contributed to the joint venture do not meet certain annual income targets.  We paid $1.4 million in each of the six month periods ended June 30 2008 and 2007 to Macquarie Office Trust to cover the shortfall.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The joint venture’s condensed balance sheets are as follows (in thousands):

	June 30, 2008	December 31, 2007
Assets
Investments in real estate	$1,086,518	$1,083,105
Less: accumulated depreciation	(92,330)	(75,652)
	994,188	1,007,453
Cash and cash equivalents, including restricted cash	20,142	17,330
Rents, deferred rents and other receivables, net	17,016	16,889
Deferred charges, net	49,895	55,760
Other assets	8,614	11,009
Total assets	$1,089,855	$1,108,441

Liabilities and Members’ Equity
Mortgage loans	$808,536	$809,935
Accounts payable, accrued interest payable and other liabilities	27,544	25,114
Acquired below-market leases, net	10,512	12,418
Total liabilities	846,592	847,467

Members’ equity	243,263	260,974
Total liabilities and members’ equity	$1,089,855	$1,108,441

Maguire Properties, L.P. is the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009.

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue:
Rental	$21,888	$20,144	$43,998	$39,725
Tenant reimbursements	5,148	7,777	12,120	15,351
Parking	2,318	2,222	4,550	4,399
Interest and other	48	290	114	365
Total revenue	29,402	30,433	60,782	59,840

Expenses:
Rental property operating and maintenance	6,309	6,113	12,428	12,373
Real estate taxes	2,034	3,629	5,849	6,962
Parking	424	441	873	842
Depreciation and amortization	11,884	12,140	23,398	24,397
Interest	10,907	10,928	21,824	21,742
Other	1,566	1,038	2,821	2,136
Total expenses	33,124	34,289	67,193	68,452

Net loss	$(3,722)	$(3,856)	$(6,411)	$(8,612)

Company share	$(744)	$(771)	$(1,282)	$(1,722)
Intercompany eliminations	356	240	618	484
Equity in net loss of unconsolidated joint venture	$(388)	$(531)	$(664)	$(1,238)

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

DH Von Karman Maguire, LLC

In October 2007, we contributed our office property located at 18301 Von Karman located in Irvine, California to DH Von Karman Maguire, LLC.  We retain a 1% common equity interest and a 2% preferred interest in the joint venture.

We entered into a master lease with DH Von Karman SPE, LLC for approximately 41,000 square feet of vacant space in the building at a market rental rate from the date of the contribution for a period of up to 12 months.  As of December 31, 2007, we had a liability of $1.6 million related to this master lease.  During the six months ended June 30, 2008, we paid DH Von Karman SPE, LLC $1.0 million related to this obligation.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 – Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Outstanding as of
	Maturity Date	Interest Rate (1)	June 30, 2008	December 31, 2007
Floating-Rate Debt

Repurchase facility (2)	5/1/2011	LIBOR + 1.75%	$35,000	$–

Construction Loans:
3161 Michelson (3), (4)	9/28/2008	LIBOR + 2.50%	214,582	210,325
Lantana Media Campus (5)	6/13/2009	LIBOR + 1.50%	64,003	40,639
17885 Von Karman (5)	12/30/2008	LIBOR + 1.80%	28,968	25,935
2385 Northside Drive (5)	2/22/2009	LIBOR + 1.90%	19,812	17,568
207 Goode (5), (6)	5/1/2010	LIBOR + 1.80%	14,644	476
Total construction loans			342,009	294,943

Variable-Rate Mortgage Loans:
Griffin Towers (7)	5/1/2010	(Greater of LIBOR or 3%) + 3.50%	125,000	–
Griffin Towers	5/1/2008	LIBOR + 1.90%	–	200,000
500-600 Parkway (8)	5/9/2009	LIBOR + 1.35%	97,750	97,750
Brea Corporate Place (9)	5/1/2009	LIBOR + 1.95%	70,468	70,468
Brea Financial Commons (9)	5/1/2009	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			331,750	406,750

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (10)	10/9/2012	LIBOR + 1.60%	389,653	368,370
Total variable-rate swapped to fixed-rate loans			389,653	368,370
Total floating-rate debt			1,098,412	1,070,063

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza (11)	5/6/2017	5.50%	465,990	465,762
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
777 Tower (11)	11/1/2013	5.84%	269,505	269,180
US Bank Tower	7/1/2013	4.66%	260,000	260,000
550 South Hope Street (11)	5/6/2017	5.67%	198,351	198,257
Park Place I	11/1/2014	5.64%	170,000	170,000
City Tower (11)	5/10/2017	5.85%	139,823	139,814
Glendale Center	8/11/2016	5.82%	125,000	125,000
500 Orange Tower (11)	5/6/2017	5.88%	109,075	109,022
2600 Michelson (11)	5/10/2017	5.69%	109,047	108,993
City Plaza (11)	5/10/2017	5.80%	100,038	99,984
Park Place II	3/11/2012	5.39%	99,903	100,000
Stadium Towers Plaza (11)	5/11/2017	5.78%	99,166	99,119
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
1920 Main Plaza (11)	5/10/2017	5.51%	80,175	80,135
2010 Main Plaza (11)	5/10/2017	5.51%	79,111	79,072
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City - 3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Griffin Towers Senior Mezzanine	5/1/2011	13.00%	20,000	–
18581 Teller (11)	5/6/2017	5.65%	19,830	19,820
Total fixed-rate debt			3,954,134	3,933,278
Total consolidated debt			$5,052,546	$5,003,341

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

__________
(1)	The June 30, 2008 one-month LIBOR rate of 2.46% was used to calculate interest on the variable-rate loans.
(2)	This loan bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.
(3)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(4)	Three one-year extensions are available at our option, subject to certain conditions.
(5)	One one-year extension is available at our option, subject to certain conditions.
(6)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.
(7)
This loan bears interest at a rate greater of LIBOR or 3.00%, plus 3.50%.  We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 5.00% during the loan term, excluding the extension period.  One one-year extension is available at our option, subject to certain conditions.

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

(10)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(11)	These loans are reflected net of the related debt discount. At June 30, 2008, the discount for all loans referenced totals approximately $15 million.

 As of June 30, 2008 and December 31, 2007, one-month LIBOR was 2.46% and 4.60%, respectively.  The weighted average interest rate of our debt was 5.56% and 5.76% as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, $1.1 billion of our consolidated debt may be prepaid without penalty, $2.3 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements), $0.3 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.4 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

In connection with the issuance of non-recourse mortgage loans secured by certain of our wholly owned subsidiaries, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse for our Operating Partnership, should the wholly owned subsidiaries be unable to satisfy certain obligations under otherwise non-recourse mortgage loans.  These guaranties are in the form of (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term (primarily Ameriquest Corporation and New Century Financial), (2) the guaranty of debt service payments (as defined) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space and (4) customary repayment guaranties under construction loans (typically 10% to 15% of the fully drawn loan balance).  These are partial guaranties of certain non-recourse mortgage debt of our wholly owned subsidiaries, for which the interest expense and debt is already included in our consolidated financial statements.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of these arrangements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The Revolver matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points. This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property-owning subsidiaries of our Operating Partnership.  As of June 30, 2008 and through the date of this report, we have approximately $119.7 million available to be drawn under our Revolver.  Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.  We expect to terminate this facility upon the closing of the anticipated financing on our Plaza Las Fuentes and Westin® Pasadena Hotel properties.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Except as described in Item 2 “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Indebtedness – Master Lease Agreements with Lenders, Debt Service Guaranties and 3161 Michelson Master Lease Obligations” with respect to the partial guaranties by our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Construction Loans

A summary of our construction loans as of June 30, 2008 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of June 30, 2008	Available for Future Funding
3161 Michelson	$240,000	$214,582	$25,418
Lantana Media Campus	88,000	64,003	23,997
17885 Von Karman	39,729	28,968	10,761
2385 Northside Drive	26,789	19,812	6,977
207 Goode	64,497	14,644	49,853
	$459,015	$342,009	$117,006

           Amounts shown as available for future funding as of June 30, 2008 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.

Each of our construction loans are guaranteed by our Operating Partnership.  The amount guaranteed while the project is under construction is the outstanding balance of the loan plus any accrued but unpaid interest.  The guarantee is reduced to 10% to 15% of the outstanding loan balance when construction on the project is substantially complete and/or certain other conditions are met.  As of June 30, 2008, the amounts guaranteed by our Operating Partnership related to our construction loans are $14.6 million for our 207 Goode project and $39.5 million for all of our other projects combined.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Covenants

The terms of the Revolver and the 3161 Michelson and Lantana construction loans include certain restrictions and covenants which limit, among other things, the payment of dividends, the incurrence of additional indebtedness and liens, and the disposition of assets.  The terms also require compliance with financial ratios relating to minimum amounts of tangible net worth (in the case of our 3161 Michelson construction loan), interest coverage, fixed charge coverage and maximum leverage, the maximum amount of unsecured indebtedness, and certain investment limitations.  The dividend restriction provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we may not make distributions with respect to our common stock or other equity interests in an aggregate amount in excess of the greater of (1) 95% of funds from operations, as defined, or (2) $1.60 per common share, during any four consecutive fiscal quarters, subject to certain other adjustments.

We were in compliance with the covenants of our Revolver, and the 3161 Michelson and Lantana construction loans as of June 30, 2008.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the impact of our liquidity on compliance with our debt covenants in future periods.

Refinancing Activity

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

The Mortgage Loan bears interest at a variable rate of LIBOR plus 3.5% (with a LIBOR floor of 3.0%) and matures on May 1, 2010, with a one-year extension available at our option.  We purchased an interest rate cap agreement which caps LIBOR at 5% during the initial term.  The Senior Mezzanine Loan bears interest at a fixed rate of 13.0% per annum and matures on May 1, 2011.

The Repurchase Facility bears interest at a variable rate of (i) LIBOR plus 1.75% through and including May 31, 2009, (ii) LIBOR plus 2.75% from June 1, 2009 through and including May 31, 2010 and (iii) LIBOR plus 3.75% from June 1, 2010 and thereafter.  The Repurchase Facility requires repayments of $10.0 million on June 1, 2009 and June 1, 2010 with the remaining balance due upon maturity on May 1, 2011.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 – Minority Interests

Minority interests relate to the interests in our Operating Partnership that are not owned by Maguire Properties, Inc.  In conjunction with the formation of Maguire Properties, Inc., Robert F. Maguire III, our former Chairman and Chief Executive Officer, entities controlled by Mr. Maguire, and certain other persons and entities who contributed their ownership interests in properties to our Operating Partnership received limited partnership units in our Operating Partnership.

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

During the three months ended March 31, 2008, we issued 731,343 shares of our common stock in exchange for Operating Partnership units redeemed by Mr. Maguire.  There were no Operating Partnership units redeemed during the three months ended June 30, 2008 or during the year ended December 31, 2007.

As of June 30, 2008 and December 31, 2007, 6,674,573 shares and 7,405,916 shares, respectively, of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.  As of June 30, 2008 and December 31, 2007, the aggregate redemption value of outstanding limited partnership units in our Operating Partnership was approximately $81.2 million and $218.3 million, respectively.

As of June 30, 2008, our limited partners’ ownership interest in Maguire Properties, L.P. was approximately 12.2%, while their ownership interest as of December 31, 2007 was approximately 13.6%.  For the three and six months ended June 30, 2008, our limited partners’ weighted average share of our net loss available to common stockholders was approximately 12.2% and 12.8%, respectively.  For both the three and six months ended June 30, 2007, our limited partners’ weighted average share of our net loss available to common stockholders was approximately 13.6%.

During the three months ended June 30, 2008, we allocated $6.9 million of our net loss to our minority partners.  This allocation reduced our minority partners’ investment in the equity of the Operating Partnership to zero.  During the three months ended June 30, 2008 and in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, we allocated $7.5 million of losses to our common stockholders that would have been allocated to our minority partners if they had basis.  Should we record net income in future periods, we will allocate 100% of such income to our common stockholders until such point in time that the losses in excess of our minority partners’ basis previously allocated to our common stockholders is restored.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 – Capitalized Costs

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

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest expense	$6.6	$6.3	$13.3	$11.3
Indirect project costs	0.8	0.2	1.3	1.4
	$7.4	$6.5	$14.6	$12.7

Note 10 – Comprehensive Loss

The changes in the components of other comprehensive loss are as follows (in thousands, net of minority interests):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net loss	$(105,862)	$(19,664)	$(149,687)	$(27,485)
Interest rate swaps assigned to lenders
Unrealized holding gains	–	12,742	–	12,742
Change in minority interests due to Operating Partnership unit redemption	–	–	212	–
Reclassification adjustment for realized gains included in net loss	(419)	(1,527)	(836)	(1,757)
	(419)	11,215	(624)	10,985

Interest rate swaps
Unrealized holding gains (losses)	14,685	(15,068)	2,534	(4,271)
Change in minority interests due to Operating Partnership unit redemption	–	–	(480)	–
Reclassification adjustment for realized gains included in net loss	(207)	(105)	(16)	(210)
	14,478	(15,173)	2,038	(4,481)

Interest rate caps
Unrealized holding gains (losses)	30	56	30	(11)
Reclassification adjustment for realized (gains) losses included in net loss	(30)	3	(30)	69
	–	59	–	58
	$(91,803)	$(23,563)	$(148,273)	$(20,923)

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of accumulated other comprehensive loss are as follows (in thousands, net of minority interests):

	June 30, 2008	December 31, 2007
Deferred gain on assignment of interest rate swap agreements, net	$12,788	$13,370
Interest rate caps	2	83
Interest rate swaps	(28,417)	(30,494)
	$(15,627)	$(17,041)

Note 11 – Share-Based Payments

We have various stock compensation plans that are more fully described in Note 10 to the Consolidated Financial Statements in our 2007 Annual Report on
Form 10-K/A filed with the SEC on April 28, 2008.

In May 2008, Mr. Maguire resigned as our Chief Executive Officer pursuant to a separation agreement with the Company.  As a result of his termination of employment, Mr. Maguire forfeited his performance award granted under the Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”).  This forfeiture resulted in the reversal of $5.3 million of stock-based compensation cost during the three months ended June 30, 2008.

In May 2008, the Board of Directors named Nelson C. Rising as our new President and Chief Executive Officer.  At the same time, Douglas J. Gardner and Christopher C. Rising joined the Company as the Executive Vice President, Operations and Senior Vice President, Strategic Initiatives, respectively.  Mr. Nelson Rising received a time-based grant of 250,000 restricted stock units and a performance-based grant of 1,250,000 restricted stock units under the Incentive Award Plan.  Mr. Gardner and Mr. Christopher Rising received time-based grants of 131,250 restricted stock units and 79,250 restricted stock units, respectively, under the Incentive Award Plan.  The total value of these awards as of May 17, 2008, the date of grant, was $14.8 million.  The value of these awards is being amortized over the five–year vesting period.

The employment of Martin A. Griffiths and Paul S. Rutter terminated in June 2008 and the employment of William H. Flaherty terminated in July 2008.  Mr. Griffiths was formerly our Executive Vice President and Chief Financial Officer, Mr. Rutter formerly our Executive Vice President, Major Transactions and Mr. Flaherty formerly our Senior Vice President, Marketing .  As a result of such terminations, each of Messrs. Griffiths, Rutter and Flaherty forfeited his respective performance award granted under the Incentive Award Plan.  These forfeitures resulted in the reversal of $3.4 million of stock-based compensation cost during the three months ended June 30, 2008.

Per the terms of Mr. Griffiths’ and Mr. Rutter’s employment agreements, 113,734 shares of unvested restricted stock previously issued to each of them in connection with their employment agreements dated June 30, 2006 immediately vested upon the termination of their employment.  Stock-based compensation cost totaling $6.0 million was recorded during the three months ended June 30, 2008 as a result of the acceleration of vesting.

Including the impact of the forfeitures, grants of restricted stock units and acceleration of vesting described above, stock-based compensation cost recorded as part of general and administrative and other in the consolidated statements of operations was $2.2 million for the six months ended June 30, 2008 as compared to $4.0 million for the six months ended June 30, 2007.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2008, the total unrecognized compensation cost related to unvested share-based payments totaled $20.3 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately four years.

Note 12 – Earnings per Share

Basic net loss available to common stockholders is computed by dividing reported net loss available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted net loss available to common stockholders is computed by dividing reported net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during each period.

A reconciliation of earnings per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Income (Numerator)
Net loss	$(105,862)	$(19,664)	$(149,687)	$(27,485)
Preferred stock dividends	(4,766)	(4,766)	(9,532)	(9,532)
Net loss available to common stockholders	$(110,628)	$(24,430)	$(159,219)	$(37,017)

Shares (Denominator)
Weighted average number of common shares outstanding (basic and diluted)	47,615,421	46,678,583	47,298,976	46,628,601

Basic and diluted loss per share	$(2.32)	$(0.52)	$(3.37)	$(0.79)

For the three months ended June 30, 2008, approximately 88,000 nonqualified stock options and 150,000 shares of unvested stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  For the three months ended June 30, 2007, approximately 160,000 contingently issuable shares related to the executive equity plan, 307,000 nonqualified stock options and 398,000 shares of unvested stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  For the six months ended June 30, 2008, approximately 68,000 nonqualified stock options and 107,000 shares of unvested stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  For the six months ended June 30, 2007, approximately 156,000 contingently issuable shares related to the executive equity plan, 125,000 nonqualified stock options and 318,000 shares of unvested stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 – Impairment of Long-Lived Assets

As described in Note 2 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K/A, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Our portfolio is evaluated for impairment on a property-by-property basis.  Indicators of potential impairment include the following:

•	Change in strategy resulting in an increased or decreased holding period;
•	Low occupancy levels;
•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;
•	Tenant financial problems; and/or
•	Experience of our competitors in the same submarket.

We performed an impairment evaluation as of June 30, 2008 and determined that our investment in 1920 and 2010 Main Plaza was impaired as a result of a decrease in the expected holding period due to its pending sale.  We recorded a non-cash impairment charge totaling $51.9 million during the three months ended June 30, 2008.  This impairment charge was made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and represents the fair value of 1920 and 2010 Main Plaza as of June 30, 2008 as calculated based on the sales price being negotiated at the time of the charge.  No other real estate assets in our portfolio were determined to be impaired as of June 30, 2008.  We did not classify this property as held for sale as of June 30, 2008 as all of the relevant criteria of SFAS No. 144 had not been met.  See Note 20 to the Consolidated Financial Statements.

As discussed in our 2007 Annual Report on Form 10-K/A, the assessment as to whether our investments in real estate are impaired is highly subjective.  The calculations involve management’s best estimate of the holding period, future occupancy levels, rental rates, capitalization rates, lease up periods and capital requirements for each property.  A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.  We may recognize impairments in future periods if we change our strategy regarding any of investments in real estate, and these impairments losses could be material to our results of operations.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 – Costs Associated with the Strategic Alternatives Review and Management Changes

During the second quarter of 2008, the Special Committee of our Board of Directors concluded its review of strategic alternatives for the Company, and as a result, certain changes in management were made.  The costs associated with the review and subsequent management changes are included as part of general and administrative in our consolidated statements of operations.  The following is a summary of these costs (in millions):

	Total Charge (1)	Balance at June 30, 2008 (2)
Strategic review costs	$8.3	$3.7
Separation obligations	12.7	9.8
1733 Ocean lease costs	3.6	2.0
Rand sub-lease costs	2.0	2.0
Stock-based compensation costs (3)	(2.7)	–
	$23.9	$17.5
__________
(1)	The total charge represents the amount expensed for each item during the six months ended June 30, 2008.
(2)	The balance at June 30, 2008 represents the amount remaining to be paid as of quarter end. This amount is included in accounts payable and other liabilities in the consolidated balance sheet.
(3)
The stock-based compensation costs represent the reversal of $8.7 million of previously recorded expense for performance awards, which was partially offset by $6.0 million of expense related to the accelerated vesting of restricted stock, as a result of the termination of employment of Mr. Maguire and certain other senior executives.

The costs associated with the strategic review process are comprised mainly of investment banking, legal and other professional fees.  Of these costs, $6.4 million were recorded during the three months ended March 31, 2008 and $1.9 million were recorded during the three months ended June 30, 2008.

The separation obligations and stock-based compensation costs arise from the termination of employment of Mr. Maguire as our Chairman and Chief Executive Officer in May 2008 and certain other senior executives in June 2008.  See Note 11 to the Consolidated Financial Statements for a discussion of the stock-based compensation costs related to these terminations.  See Note 18 to the Consolidated Financial Statements for a discussion of the terms of Mr. Maguire’s separation and consulting agreements, including the 1733 Ocean lease.

In addition to our direct lease, we entered into sub-lease agreements with Rand Corporation (“Rand”) for the second and third floors at 1733 Ocean Avenue to provide additional space for our corporate offices.  As a result of the relocation of our corporate offices to downtown Los Angeles, we vacated the Rand space.  During the three months ended June 30, 2008, we accrued $2.0 million for management’s best estimate of the leasing commissions and tenant improvements to be paid to sub-lease the space to another tenant or tenants and the differential between: (i) the rent we are contractually obligated to pay Rand until our sub-leases expire in 2014 and (ii) the rent we expect to receive upon sub-leasing the space to another tenant or tenants.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15 – Discontinued Operations

We did not acquire or dispose of any properties during the six months ended June 30, 2008.  In accordance with SFAS No. 144, the results of operations for Wateridge Plaza, Inwood Park, Inwood Park development site, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Bixby Ranch development site, Lincoln Town Center, Tower 17, 1100 Executive Tower and 1100 Executive Tower development site (each disposed of in second quarter 2007), and Pacific Center and Regents Square (each disposed of in third quarter 2007) are reflected in the consolidated statements of operations as discontinued operations for the three and six months ended June 30, 2007.

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2007	June 30, 2007
Revenue:
Rental	$11,150	$18,528
Tenant reimbursements	1,276	2,326
Parking	302	489
Other	64	126
Total revenue	12,792	21,469

Expenses:
Rental property operating and maintenance	2,504	4,499
Real estate taxes	1,650	2,509
Parking	44	80
Depreciation and amortization	2,124	5,836
Interest	7,974	12,314
Loss from early extinguishment of debt	8,891	8,891
Total expenses	23,187	34,129

Loss from discontinued operations before gain on sale
of real estate and minority interests	(10,395)	(12,660)
Gain on sale of real estate	33,890	33,890
Minority interests allocated to discontinued operations	(3,194)	(2,886)
Income from discontinued operations	$20,301	$18,344

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of.  No interest expense associated with corporate debt has been allocated to discontinued operations.

Note 16 – Income Taxes

In 2003, we elected REIT status and believe that we have since that time operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years.  We may also be subject to certain state or local income taxes, or franchise taxes on our REIT activities.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”).  Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly.  A TRS is subject to both federal and state income taxes.  In each of the six months ended June 30, 2008 and 2007, we recorded a tax provision of approximately $0.4 million, which is included in other expense in our consolidated statements of operations.

Note 17 – Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for our financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements are determined.  Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 delayed the adoption date for non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis, such as identifiable intangible assets and liabilities, until January 1, 2009.  Our adoption of SFAS No. 157 did not require a cumulative effect adjustment to the opening balance of our accumulated deficit and dividends.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified with Level 3 of the hierarchy).  The three levels of inputs used to measure fair value are as follows:

•	Level 1 –	Valuations based on quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access.
•	Level 2 –
Valuations based on quoted market prices for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 –
Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which are typically based on the reporting entity’s own assumptions.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  To comply with the provisions of SFAS No. 157, we have incorporated credit valuation adjustments to appropriately reflect both our own and the respective counterparty’s non-performance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, our credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or our counterparties.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2008, our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements at June 30, 2008 Using
Liabilities:	June 30, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(32,474)	$–	$(33,250)	$776

The estimated fair value of our interest rate swaps is included in our consolidated balance sheet in accounts payable and other liabilities.  Our interest rate swaps assigned to lenders have not been revalued as of June 30, 2008 because these contracts have been settled and the value of our interest rate caps is immaterial.

A reconciliation of the changes in the significant unobservable inputs component of fair value for our interest rate swaps for the six months ended June 30, 2008 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2007	$–
Gain included in other comprehensive loss	776
Balance, June 30, 2008	$776

Note 18 – Related Party Transactions

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners – Master Investments, LLC (“Master Investments”), an entity in which our President and Chief Executive Officer, Nelson C. Rising, has a minority interest.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”).  We also agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of June 30, 2008 and December 31, 2007, $65.0 million of our debt is subject to such guarantees by Master Investments.

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  In accordance with the terms of his separation agreement, Mr. Maguire received a lump-sum cash severance payment of $2.8 million.  Also pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company.  For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver.  During the three months ended June 30, 2008, we recorded $4.4 million in connection with the entry into the separation agreement.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company.  Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month plus reimbursement of reasonable expenses incurred.  During the three months ended June 30, 2008, we recorded $0.2 million in connection with this agreement.

Pursuant to the terms of his separation agreement, Mr. Maguire and the Company agreed to terminate, as soon as practicable following the effective date of the separation agreement, certain property management and service contracts entered into between the Company and entities directly or indirectly controlled by him under which the Company or its subsidiaries provides property management, operating, maintenance, repair and/or leasing services in return for management fees, leasing commissions and reimbursements of actual direct costs and expenses incurred by the Company or its subsidiaries, as applicable.  Subject to several continuing projects (which were mutually identified by the Company and Mr. Maguire), these arrangements ceased during June and July 2008.  For the limited continuing projects, the Company and Mr. Maguire have agreed that (1) the Company will receive cash compensation based upon hourly rates that are derived from the applicable Company employee’s total annual compensation, (2) the projects will not involve a significant time commitment by Company employees and (3) the projects will be terminated within time periods specified by the Company.

Prior to his termination of employment, Mr. Maguire, entities controlled by him and the Company were parties to an insurance sharing agreement whereby certain properties owned by entities controlled by him shared coverage with Company properties under a blanket commercial liability, fire, extended coverage, earthquake, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance policy.  Per the terms of his separation agreement, Mr. Maguire can no longer insure his properties using the Company’s policies and must obtain separate policies for his properties.  As of June 27, 2008, Mr. Maguire’s properties were removed from the Company’s insurance policies.

Prior to Mr. Maguire’s termination of employment, we leased our corporate offices located at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire.  Pursuant to his separation agreement, Mr. Maguire must use his best efforts for a period of 180 days to obtain the necessary consents to terminate this lease and, if such consents are not obtained, then he must take certain actions to facilitate the Operating Partnership’s efforts to sublet those premises.  In June 2008, we relocated our corporate offices from 1733 Ocean to downtown Los Angeles, California.  We wrote off $1.6 million of tenant improvements at 1733 Ocean during the three months ended June 30, 2008 as a result of the relocation of our corporate offices.  During the three months ended June 30, 2008, we accrued $2.0 million for management’s best estimate of the leasing commissions and tenant improvements to be paid to sub-lease the space and the differential between: (i) the rent we are contractually obligated to pay Mr. Maguire until the lease for the fourth floor expires in 2016 and (ii) the rent we expect to receive upon sub-leasing the space.

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement were met.  We agreed to indemnify Mr. Maguire from all direct

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of Operating Partnership units equal to 50% of the units received by them in the formation transactions, shares of our common stock received by Mr. Maguire in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as Operating Partnership units received in the formation transactions.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of June 30, 2008 and December 31, 2007, $591.8 million of our debt is subject to such guarantees.

A summary of our transactions and balances with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Management and development fees and leasing commissions	$514	$454	$970	$924
Rent expense	175	173	351	347

	June 30, 2008	December 31, 2007
Accounts receivable	$390	$202

Fees and commissions earned from Mr. Maguire prior to June 30, 2008 are included in management, leasing and development services in our consolidated statements of operations.  Balances due from Mr. Maguire are included in due from affiliates in the consolidated balance sheets.  Mr. Maguire’s balances were current as of June 30, 2008 and December 31, 2007.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Management and development fees and leasing commissions	$1,323	$2,913	$2,805	$3,891

	June 30, 2008	December 31, 2007
Accounts receivable	$2,050	$1,538
Accounts payable	(120)	(80)
	$1,930	$1,458

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations.  Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

payable and other liabilities in the consolidated balance sheets.  The joint venture’s balances were current as of June 30, 2008 and December 31, 2007.

Note 19 – Contingencies

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

Note 20 – Subsequent Event

On July 8, 2008, we announced that we had entered into an agreement on June 26, 2008 to sell Main Plaza to Shorenstein Properties LLC (“Shorenstein”).  The purchase price is approximately $211 million and includes Shorenstein’s assumption of the $160.7 million mortgage loan on the property and the transfer to Shorenstein of approximately $10 million of restricted leasing reserves.  The sale is subject to Shorenstein’s assumption of the existing mortgage, which requires the consent of the lender, and customary closing conditions.  We expect this transaction to close in the third quarter of 2008.

Note 21 – Recently Adopted Accounting Pronouncement

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

Overview

We are a self-administered and self-managed real estate investment trust, and we operate as a REIT for federal income tax purposes.  We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”), have a significant presence in Orange County, California and are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

As of June 30, 2008, our Operating Partnership indirectly owns whole or partial interests in 39 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 18.1 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of June 30, 2008 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	33	73	17,307,121	12,269,829	40,400	17,307,121	12,269,829	40,400
Unconsolidated joint venture	6	20	3,864,687	2,271,248	7,349	772,937	454,250	1,470
	39	93	21,171,808	14,541,077	47,749	18,080,058	12,724,079	41,870

Percentage leased			80.6%			78.2%

As of June 30, 2008, the majority of our Total Portfolio is located in ten Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years.  As of June 30, 2008, investment grade rated tenants generated 33.8% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 25.7% of the annualized rent of our Effective Portfolio.  The weighted average remaining lease term of our Effective Portfolio was approximately 5 years as of June 30, 2008.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages.  We also receive income from providing management, leasing and real estate development services to our joint venture with Macquarie Office Trust and prior to June 30, 2008, certain properties owned by Robert F. Maguire III, our former Chairman and Chief Executive Officer.

Factors Which May Influence Future Results of Operations

In June 2008, we announced that we had identified near-term opportunities to reduce our debt and related debt service obligations, and increase our funds from operations (“FFO”) by potentially disposing of certain of our assets in Orange County, California.  Proceeds from these dispositions will be used to pay down debt and for other general corporate purposes.  Specifically, we have commenced marketing our assets at Park Place, a 105-acre real estate campus located in Irvine, California.  We have also entered into or renewed active discussions with interested buyers for certain of our other properties in Orange County.  See “Subsequent Event” for a discussion of the pending sale of 1920 and 2010 Main Plaza.

We also announced in June 2008 that we are in advanced discussions with EuroHypo Bank to obtain a short-term, variable-rate loan on Plaza Las Fuentes and the Westin® Pasadena Hotel.  Proceeds are expected to range between $100 million and $110 million.  A portion of these proceeds may be used to extend the maturities of our outstanding construction loans with the remainder to be used for general corporate purposes.  We expect this loan to close in the third quarter of 2008.

We will determine any further capital programs at a future date, based in part on the amount of proceeds received from and the timing of the Orange County asset disposition program and the Company’s performance over time.  See “Liquidity and Capital Resources.”

As of June 30, 2008, our Effective Portfolio was 78.2% leased to 920 tenants.  Approximately 3.6% of our Effective Portfolio leased square footage expires during the remainder of 2008 and 5.9% of our Effective Portfolio leased square footage expires during 2009.  Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.  Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates.

Our long-term corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets.  Our leasing strategy focuses on executing long-term leases with creditworthy tenants.  The success of our leasing and development strategy is dependent upon the general economic conditions in the United States and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Development Properties

We believe that a portion of our future growth over the next several years will come from projects currently under development.  As of June 30, 2008, we had two projects under construction:

•	Our project at the Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California; and

•	Our project at 207 Goode Avenue, a 189,000 square foot office building located in Glendale, California.

Land cost related to the two projects was $31.9 million as of June 30, 2008.  The total estimated construction budget (excluding land) for these two projects is approximately $153.5 million, of which $92.5 million has been incurred as of June 30, 2008.

We expect the funding for these developments to be provided principally from construction loans and, to a lesser extent, from other liquidity sources, including cash on hand, our line of credit and proceeds received from sales of strategically identified assets.

We have a proactive planning process by which we continually evaluate the size, timing and scope of our development programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets.  Based on current conditions, we expect to engage in limited new development activities and otherwise reduce or defer non-discretionary development costs in the near term.   We may be unable to lease committed development projects at expected rentals rates or within projected time frames or complete projects on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flows.

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

We also own undeveloped land adjacent to certain of our other properties, primarily located in the downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets that we believe can support approximately 9 million net rentable square feet of office, retail, hotel and residential uses as well as 8 million square feet of structured parking.

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

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of June 30, 2008 and December 31, 2007, the joint venture owned the following six office properties:

Properties	Location	Rentable Square Feet
One California Plaza	Los Angeles, CA	992,899
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
San Diego Tech Center	San Diego, CA	645,934
Stadium Gateway	Anaheim, CA	272,826
Wells Fargo Center	Denver, CO	1,211,773
		3,864,562

Outcome of Strategic Review Process and Resulting Management Changes

During the second quarter of 2008, the Special Committee of our Board of Directors concluded their review of strategic alternatives for our company.  The costs incurred related to this review totaled $8.3 million, of which $1.9 million were recorded in three months ended June 30, 2008 and $6.4 million in the three months ended March 31, 2008.  These costs, mainly investment banking, legal and other professional fees, are included as part of general and administrative in our consolidated statements of operations.

On May 17, 2008, the Board of Directors named Nelson C. Rising as our President and Chief Executive Officer and elected him to the Board of Directors.  At that same time, Mr. Maguire stepped down from our Board of Directors and resigned as our Chairman and Chief Executive Officer.  Walter L. Weisman, previously Vice Chairman, was elected Chairman of the Board of Directors.  Mr. Weisman continues to serve as our Lead Independent Director.  As part of this change in management, we relocated our corporate offices from Santa Monica, California to Los Angeles, California and are in the process of either terminating or sub-letting our office space at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire.

The employment of Martin A. Griffiths and Paul S. Rutter terminated in June 2008 and the employment of William H. Flaherty terminated in July 2008.  Mr. Griffiths was formerly our Executive Vice President and Chief Financial Officer, Mr. Rutter formerly our Executive Vice President, Major Transactions and Mr. Flaherty formerly our Senior Vice President, Marketing.

During the three months ended June 30, 2008, we recorded $15.6 million of costs in connection with these management changes, primarily contractual separation obligations for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease and the Rand sub-lease.  These costs are included as part of general and administrative in our consolidated statement of operations.  Of these costs, $16.7 million represent cash charges, $1.6 million is a non-cash writeoff of tenant improvements, and ($2.7) million is a non-cash reversal of previously recorded stock-based compensation costs, net of non-cash compensation cost related to accelerated vesting of restricted stock.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended June 30, 2008 to June 30, 2007

Our results of operations for the three months ended June 30, 2008 compared to the same period in 2007 were significantly affected by our acquisitions and dispositions in 2007.  Therefore, our results are not comparable from period to period.  To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

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

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	6/30/08	6/30/07	Decrease	Change	6/30/08	6/30/07	Decrease	Change

Revenue:
Rental	$57.4	$58.9	$(1.5)	-3%	$91.3	$88.5	$2.8	3%
Tenant reimbursements	19.7	20.0	(0.3)	-2%	26.6	27.7	(1.1)	-4%
Hotel operations	7.0	7.0	–		7.0	7.0	–
Parking	10.5	10.0	0.5	5%	13.9	11.8	2.1	18%
Management, leasing and development services	–	–	–		1.8	3.4	(1.6)	-47%
Interest and other	0.7	0.7	–		3.3	3.4	(0.1)	-3%
Total revenue	95.3	96.6	(1.3)	-1%	143.9	141.8	2.1	1%

Expenses:
Rental property operating and maintenance	20.4	22.1	(1.7)	-7%	33.2	30.0	3.2	11%
Hotel operating and maintenance	4.6	4.4	0.2	5%	4.6	4.4	0.2	5%
Real estate taxes	8.0	7.8	0.2	3%	14.9	12.7	2.2	17%
Parking	3.5	3.4	0.1	3%	4.2	3.7	0.5	14%
General and administrative	–	–	–		27.0	11.1	15.9	143%
Other expense	0.1	–	0.1		1.4	1.1	0.3	27%
Depreciation and amortization	28.4	28.9	(0.5)	-2%	51.1	54.9	(3.8)	-7%
Impairment of long-lived assets	–	–	–		51.9	–	51.9	100%
Interest	39.1	37.4	1.7	5%	68.0	62.1	5.9	10%
Loss from early extinguishment of debt	–	4.7	(4.7)	-100%	–	8.3	(8.3)	-100%
Total expenses	104.1	108.7	(4.6)	-4%	256.3	188.3	68.0	36%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and
minority interests	(8.8)	(12.1)	3.3	-27%	(112.4)	(46.5)	(65.9)	142%
Equity in net loss of unconsolidated joint venture	(0.4)	(0.5)	0.1	-20%	(0.4)	(0.5)	0.1	-20%
Minority interests allocated to continuing operations	–	–	–		6.9	7.0	(0.1)	-1%
Loss from continuing operations	$(9.2)	$(12.6)	$3.4	-27%	$(105.9)	$(40.0)	$(65.9)	165%

Income from discontinued operations					$–	$20.3

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased $1.5 million, or 3%, for the three months ended June 30, 2008 as compared to June 30, 2007, primarily due to a decrease in tenant occupancy which was partially offset by increases in rental charges on new lease commencements.

Total Portfolio rental revenue increased $2.8 million, or 3%, for the three months ended June 30, 2008 as compared to June 30, 2007 due to a full quarter of activity for properties acquired in the Blackstone Transaction during 2008 versus two months of activity during 2007, partially offset by lower average occupancy during 2008 versus 2007 in the properties acquired in the Blackstone Transaction.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tenant Reimbursements

Total Portfolio tenant reimbursements revenue decreased $1.1 million, or 4%, for the three months ended June 30, 2008 as compared to June 30, 2007 as a result of lower average occupancy during 2008 versus 2007 in the properties acquired in the Blackstone Transaction combined with renewals of existing leases which resulted in the re-setting of base years.

Parking Revenue

Total Portfolio parking revenue increased $2.1 million, or 18%, for the three months ended June 30, 2008 as compared to June 30, 2007, mainly due to a full quarter of activity for properties acquired in the Blackstone Transaction, and to a lesser extent, annual parking rate increases of 5% in our Same Properties Portfolio made in July of each year.

Management, Leasing and Development Services

Total Portfolio management, leasing and development services revenue decreased $1.6 million, or 47%, for the three months ended June 30, 2008 as compared to June 30, 2007 as a result of decreases in leasing commissions earned from our joint venture with Macquarie Office Trust.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance for our Same Properties Portfolio decreased $1.7 million, or 7%, primarily due to a decrease in tenant occupancy for the three months ended June 30, 2008 as compared to June 30, 2007.

Total Portfolio rental property operating and maintenance expense increased $3.2 million, or 11%, during the three months ended June 30, 2008 as compared to June 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Real Estate Taxes

Total Portfolio real estate taxes increased $2.2 million, or 17%, during the three months ended June 30, 2008 as compared to June 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

General and Administrative Expense

Total Portfolio general and administrative expense increased $15.9 million during the three months ended June 30, 2008 as compared to June 30, 2007, mainly due to $15.6 million of costs incurred in connection with changes in management, primarily contractual separation obligations for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease combined with $1.9 million of investment banking, legal and other professional fees incurred resulting from the strategic review that was concluded by the Special Committee of our Board of Directors during the second quarter of 2008.

Depreciation and Amortization Expense

Total Portfolio depreciation and amortization expense decreased $3.8 million, or 7%, during the three months ended June 30, 2008 as compared to June 30, 2007, primarily due to lower occupancy in our Orange County properties, which was partially offset by a full quarter of activity for the properties acquired in the Blackstone Transaction during 2008 versus 2007.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impairment of Long-Lived Assets

Total Portfolio impairment of long-lived assets increased $51.9 million during the three months ended June 30, 2008 as compared to June 30, 2007 due to the writedown to fair value of our 1920 and 2010 Main Plaza properties due to a reduction in holding period as a result of their pending sale.  We had no comparable activity during 2007.

Interest Expense

Interest expense for our Same Properties Portfolio increased $1.7 million, or 5%, during the three months ended June 30, 2008 as compared to June 30, 2007, primarily due to the refinancing of Wells Fargo Tower (in April 2007) and KPMG Tower (in September 2007).  The refinancing of these properties resulted in increased loan balances and higher interest rates than the loans previously encumbering each of these properties.

Total Portfolio interest expense increased $5.9 million, or 10%, during the three months ended June 30, 2008 as compared to June 30, 2007, primarily due to the interest expense on mortgage loans on the properties acquired in the Blackstone Transaction and, to a lesser extent, the refinancing of the Wells Fargo and KPMG Towers.

Minority Interests Allocated to Continuing Operations

Minority interests allocated to continuing operations remained relatively flat during the three months ended June 30, 2008 as compared to June 30, 2007 as a result of our inability to allocate $7.5 million of the loss from continuing operations to our minority partners since to do so would have reduced their investment in the equity of the Operating Partnership to less than zero.  In accordance with Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, should we record net income in future periods, we will allocate 100% of such income to our common stockholders until such point in time that the losses in excess of our minority partners’ basis previously allocated to our common stockholders is restored.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt for our Same Properties Portfolio decreased $4.7 million during the three months ended June 30, 2008 as compared to June 30, 2007 due to the refinancing of the Wells Fargo Tower in April 2007.  We had no comparable activity during 2008.

Loss from early extinguishment of debt for our Total Portfolio decreased $8.3 million during the three months ended June 30, 2008 as compared to June 30, 2007 due to the refinancing of the Wells Fargo Tower in April 2007 combined with repayment of the bridge mortgage loan and a paydown of the term loan, each of which were used to help fund the Blackstone Transaction.  We had no comparable activity during 2008.

Discontinued Operations

Discontinued operations generated income of $20.3 million during the three months ended June 30, 2007 due to the gain on sale from Wateridge Plaza, with no comparable activity during the three months ended June 30, 2008.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Six Months Ended June 30, 2008 to June 30, 2007

Our results of operations for the six months ended June 30, 2008 compared to the same period in 2007 were significantly affected by our acquisitions and dispositions in 2007.  Therefore, our results are not comparable from period to period.  To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

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

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Six Months Ended		Increase/	%	For the Six Months Ended		Increase/	%
	6/30/08	6/30/07	Decrease	Change	6/30/08	6/30/07	Decrease	Change

Revenue:
Rental	$115.0	$116.8	$(1.8)	-2%	$183.4	$146.2	$37.2	25%
Tenant reimbursements	40.6	40.6	–		55.4	48.4	7.0	14%
Hotel operations	13.9	13.2	0.7	5%	13.9	13.2	0.7	5%
Parking	21.3	20.3	1.0	5%	28.1	22.0	6.1	28%
Management, leasing and development services	–	–	–		3.8	4.9	(1.1)	-22%
Interest and other	1.6	1.3	0.3	19%	7.0	5.0	2.0	40%
Total revenue	192.4	192.2	0.2		291.6	239.7	51.9	22%

Expenses:
Rental property operating and maintenance	42.8	45.1	(2.3)	-5%	68.0	53.1	14.9	28%
Hotel operating and maintenance	9.0	8.4	0.6	7%	9.0	8.4	0.6	7%
Real estate taxes	16.2	15.5	0.7	4%	29.1	20.4	8.7	43%
Parking	7.1	6.5	0.6	9%	8.5	6.7	1.8	27%
General and administrative	–	–	–		43.7	18.9	24.8	131%
Other expense	0.1	0.1	–		2.9	1.2	1.7	142%
Depreciation and amortization	56.8	57.6	(0.8)	-1%	104.2	83.9	20.3	24%
Impairment of long-lived assets	–	–	–		51.9	–	51.9	100%
Interest	79.1	69.7	9.4	14%	137.7	92.1	45.6	50%
Loss from early extinguishment of debt	–	4.7	(4.7)	-100%	–	8.3	(8.3)	-100%
Total expenses	211.1	207.6	3.5	2%	455.0	293.0	162.0	55%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and
minority interests	(18.7)	(15.4)	(3.3)	21%	(163.4)	(53.3)	(110.1)	207%
Equity in net loss of unconsolidated joint venture	(0.7)	(1.2)	0.5	-42%	(0.7)	(1.2)	0.5	-42%
Minority interests allocated to continuing operations	–	–	–		14.4	8.7	5.7	66%
Loss from continuing operations	$(19.4)	$(16.6)	$(2.8)	17%	$(149.7)	$(45.8)	$(103.9)	227%

Income from discontinued operations					$–	$18.3

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased $1.8 million, or 2%, for the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to a decrease in tenant occupancy which was partially offset by increases in rental charges on new lease commencements.

Total Portfolio rental revenue increased by $37.2 million, or 25%, for the six months ended June 30, 2008 as compared to June 30, 2007, due to six months of activity for properties acquired in the Blackstone Transaction during 2008 versus two months of activity during 2007, partially offset by lower average occupancy during 2008 versus 2007 in the properties acquired in the Blackstone Transaction.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tenant Reimbursements

Total Portfolio tenant reimbursements revenue increased $7.0 million, or 14%, for the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Parking Revenue

Parking revenue for our Same Properties Portfolio increased by $1.0 million, or 5%, for the six months ended June 30, 2008 as compared to June 30, 2007, as a result of annual parking rate increases of 5% made in July of each year.

Total Portfolio parking revenue increased $6.1 million, or 28%, for the six months ended June 30, 2008 as compared to June 30, 2007, mainly due to properties acquired in the Blackstone Transaction.

Management, Leasing and Development Services

Total Portfolio management, leasing and development services revenue decreased $1.1 million, or 22%, for the six months ended June 30, 2008 as compared to June 30, 2007 as a result of decreases in leasing commissions earned from our joint venture with Macquarie Office Trust.

Interest and Other Revenue

Total Portfolio interest and other revenue increased $2.0 million, or 40%, during the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to interest income earned on higher average cash balances at properties acquired in the Blackstone Transaction and lease termination fees earned during the six months ended June 30, 2008, with no comparable amounts during 2007.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance for our Same Properties Portfolio decreased $2.3 million, or 5%, during the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to a decrease in tenant occupancy during 2008.

Total Portfolio rental property operating and maintenance expense increased $14.9 million, or 28%, during the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Real Estate Taxes

Total Portfolio real estate taxes increased $8.7 million, or 43%, during the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Parking Expense

Total Portfolio parking expense increased $1.8 million, or 27%, during the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and Administrative Expense

Total Portfolio general and administrative expense increased $24.8 million during the six months ended June 30, 2008 as compared to June 30, 2007, mainly due to $15.6 million of costs incurred in connection with changes in management, primarily contractual separation obligations for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease combined with $8.3 million of investment banking, legal and other professional fees incurred resulting from the strategic review that was concluded by the Special Committee of our Board of Directors during the second quarter of 2008.

Other Expense

Total Portfolio other expense increased $1.7 million, or 142%, during the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to an increase in ground lease expense associated with properties purchased in the Blackstone Transaction with no comparable activity in the prior period.

Depreciation and Amortization Expense

Total Portfolio depreciation and amortization expense increased $20.3 million, or 24%, during the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Impairment of Long-Lived Assets

Total Portfolio impairment of long-lived assets increased $51.9 million during the six months ended June 30, 2008 as compared to June 30, 2007 due to the writedown to fair value of our 1920 and 2010 Main Plaza properties due to a reduction in holding period as a result of their pending sale.  We had no comparable activity during 2007.

Interest Expense

Interest expense for our Same Properties Portfolio increased $9.4 million, or 14%, during the six months ended June 30, 2008 as compared to June 30, 2007 primarily due to the refinancing of Wells Fargo Tower (in April 2007) and KPMG Tower (in September 2007).  The refinancing of these properties resulted in increased loan balances and higher interest rates than the loans previously encumbering each of these properties.

Total Portfolio interest expense increased $45.6 million, or 50%, during the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to the interest expense on mortgage loans on the properties acquired in the Blackstone Transaction and, to a lesser extent, the refinancing of the Wells Fargo and KPMG Towers.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt for our Same Properties Portfolio decreased $4.7 million during the six months ended June 30, 2008 as compared to June 30, 2007 due to the refinancing of the Wells Fargo Tower in April 2007.  We had no comparable activity during 2008.

Loss from early extinguishment of debt for our Total Portfolio decreased $8.3 million during the six months ended June 30, 2008 as compared to June 30, 2007 due to the refinancing of the Wells Fargo Tower in April 2007 combined with repayment of the bridge mortgage loan and a paydown of the term

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

loan, each of which were used to help fund the Blackstone Transaction.  We had no comparable activity during 2008.

Minority Interests Allocated to Continuing Operations

Minority interests allocated to continuing operations increased $5.7 million, or 66%, during the six months ended June 30, 2008 as compared to June 30, 2007 due to our increased loss from continuing operations.  In accordance with ARB No. 51, during the three months ended June 30, 2008, we were unable to allocate $7.5 million of the loss from continuing operations to our minority partners since to do so would have reduced their investment in the equity of the Operating Partnership to less than zero.  Should we record net income in future periods, we will allocate 100% of such income to our common stockholders until such point in time that the losses in excess of our minority partners’ basis previously allocated to our common stockholders is restored.

Discontinued Operations

Discontinued operations generated income of $18.3 million during the six months ended June 30, 2007, mainly due to the gain on sale from Wateridge Plaza, with no comparable activity during the six months ended June 30, 2008.

Indebtedness

Mortgage Loans

As of June 30, 2008, our consolidated debt was comprised of mortgages secured by 29 properties and five construction loans.  A summary of our consolidated debt as of June 30, 2008 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Debt to Maturity
Fixed-rate	$3,954.1	78.26%	5.52%	7 years
Variable-rate swapped to fixed-rate	389.6	7.71%	7.16%	4 years
Variable-rate	708.8	14.03%	4.87%	1 year
	$5,052.5	100.00%	5.56%	6 years

As of June 30, 2008, approximately 86% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.7% on an interest-only basis with a weighted average remaining term of approximately seven years.  Our variable-rate debt bears interest at a rate based on 30-day LIBOR, which was 2.46% as of June 30, 2008.  Our variable-rate debt at June 30, 2008 had a weighted average term to initial maturity of approximately one year (approximately two years assuming exercise of extension options).

As of June 30, 2008, our ratio of total consolidated debt to total consolidated market capitalization was approximately 84.7% of our total market capitalization of $6.0 billion (based on the closing price of our common stock of $12.17 per share on the New York Stock Exchange on June 30, 2008.)  Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was approximately 88.9% as of June 30, 2008.  Our total consolidated market capitalization includes the book value of our consolidated debt, the liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and Operating Partnership units as of June 30, 2008.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

           Certain information with respect to our indebtedness as of June 30, 2008 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)
Floating-Rate Debt

Repurchase facility (3)	4.21%	5/1/2011	$35,000	$1,495	$35,000

Construction Loans:
3161 Michelson (4), (5)	4.96%	9/28/2008	214,582	10,797	214,582
Lantana Media Campus (6)	3.96%	6/13/2009	64,003	2,571	64,003
17885 Von Karman (6)	4.26%	12/30/2008	28,968	1,252	28,968
2385 Northside Drive (6)	4.36%	2/22/2009	19,812	876	19,812
207 Goode (6), (7)	7.36%	5/1/2010	14,644	1,093	14,644
Total construction loans			342,009	16,589	342,009

Variable-Rate Mortgage Loans:
Griffin Towers (8)	6.50%	5/1/2010	125,000	8,238	125,000
500-600 City Parkway (9)	3.81%	5/9/2009	97,750	3,778	97,750
Brea Corporate Place (10)	4.41%	5/1/2009	70,468	3,153	70,468
Brea Financial Commons (10)	4.41%	5/1/2009	38,532	1,724	38,532
Total variable-rate mortgage loans			331,750	16,893	331,750

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (11)	7.16%	10/9/2012	389,653	28,302	389,653
Total variable-rate swapped to fixed-rate loans			389,653	28,302	389,653
Total floating-rate debt			1,098,412	63,279	1,098,412

Fixed-Rate Debt
Wells Fargo Tower (Los Angeles, CA)	5.68%	4/6/2017	550,000	31,649	550,000
Two California Plaza (12)	5.50%	5/6/2017	465,990	26,208	470,000
Gas Company Tower	5.10%	8/11/2016	458,000	23,692	458,000
Pacific Arts Plaza	5.15%	4/1/2012	270,000	14,105	270,000
777 Tower (12)	5.84%	11/1/2013	269,505	16,176	273,000
US Bank Tower	4.66%	7/1/2013	260,000	12,284	260,000
550 South Hope Street (12)	5.67%	5/6/2017	198,351	11,499	200,000
Park Place I	5.64%	11/1/2014	170,000	9,588	170,000
City Tower (12)	5.85%	5/10/2017	139,823	8,301	140,000
Glendale Center	5.82%	8/11/2016	125,000	7,373	125,000
500 Orange Tower (12)	5.88%	5/6/2017	109,075	6,560	110,000
2600 Michelson (12)	5.69%	5/10/2017	109,047	6,351	110,000
City Plaza (12)	5.80%	5/10/2017	100,038	5,944	101,000
Park Place II	5.39%	3/11/2012	99,903	5,460	99,903
Stadium Towers Plaza (12)	5.78%	5/11/2017	99,166	5,865	100,000
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903	98,000
1920 Main Plaza (12)	5.51%	5/10/2017	80,175	4,522	80,875
2010 Main Plaza (12)	5.51%	5/10/2017	79,111	4,462	79,803
801 North Brand	5.73%	4/6/2015	75,540	4,386	75,540
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685	52,000
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666	44,370
701 North Brand	5.87%	10/1/2016	33,750	2,009	33,750
700 North Central	5.73%	4/6/2015	27,460	1,594	27,460
Griffin Towers Senior Mezzanine	13.00%	5/1/2011	20,000	2,636	20,000
18581 Teller (12)	5.65%	5/6/2017	19,830	1,146	20,000
Total fixed-rate rate debt			3,954,134	222,064	3,968,701

Total consolidated debt			$5,052,546	$285,343	$5,067,113
__________
(1)	The June 30, 2008 one-month LIBOR rate of 2.46% was used to calculate interest on the variable-rate loans.
(2)	Assuming no payment has been made in advance of its due date.
(3)	This loan bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.
(4)	We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR rate to a maximum rate of 5.50% for 75.0% of the outstanding balance, excluding extension periods.
(5)	Three one-year extensions are available at our option, subject to certain conditions.
(6)	One one-year extension available at our option, subject to certain conditions.
(7)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25 million, which effectively fixes the LIBOR rate at 5.564%.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(8)
This loan bears interest at a rate greater of LIBOR or 3.00%, plus 3.50%.  We have entered into an interest rate cap agreement with respect to this loan that limits the LIBOR portion of the interest rate to 5.00% during the loan term, excluding the extension period.  One one-year extension is available at our option, subject to certain conditions.

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

(11)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(12)	These loans are reflected net of the related debt discount. At June 30, 2008, the discount for all loans referenced totals approximately $15 million.

In connection with the issuance of non-recourse mortgage loans secured by certain of our wholly owned subsidiaries, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse for our Operating Partnership, should the wholly owned subsidiaries be unable to satisfy certain obligations under otherwise non-recourse mortgage loans.  These guaranties are in the form of (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term (primarily Ameriquest Corporation (“Ameriquest”) and New Century Financial), (2) the guaranty of debt service payments (as defined) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space and (4) customary repayment guaranties under construction loans (typically 10% to 15% of the fully drawn loan balance).  These partial guaranties of certain non-recourse mortgage debt of our wholly owned subsidiaries, for which the interest expense and debt is already included in our consolidated financial statements, are more fully described below.

Master Lease Agreements with Lenders

As a condition to closing the mortgage loans on City Plaza, City Tower, 2600 Michelson and City Parkway in 2007, our Operating Partnership entered into a number of master lease agreements to guarantee rents on space leased by Ameriquest.  On July 1, 2007, Ameriquest terminated leases at each of these properties, which triggered our master lease obligations at City Tower and 2600 Michelson, and increased the likelihood that future payments will be required to be made by our Operating Partnership under master lease obligations at City Parkway.  We can mitigate future obligations under these master leases by re-leasing the space covered by our various guaranties to new tenants.

City Plaza –

Our master lease obligations at City Plaza were waived by the lender in exchange for the deposit of $3.9 million and $1.4 million into lender-controlled restricted cash interest and leasing reserves, respectively.  These payments were funded in the third quarter of 2007 using termination fees received from Ameriquest and cash on hand.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

City Tower –

In connection with our wholly-owned subsidiary’s entry into the $140.0 million mortgage loan on City Tower in 2007, our Operating Partnership entered into a guaranty with the lender for all rents derived from 71,657 rentable square feet leased to Ameriquest through February 28, 2010 (the “City Tower Master Lease”).  The City Tower Master Lease was triggered on July 1, 2007 upon the termination of Ameriquest’s leases at City Tower.  As a result, our obligations to fund the remaining $4.3 million in future rents payable by Ameriquest under their City Tower leases from July 1, 2007 to February 28, 2010, as well as to pay for the first $34.00 per square foot, or approximately $2.4 million, in costs associated with re-leasing this space, was triggered under the City Tower Master Lease.

We received a termination fee from Ameriquest in the amount of $2.4 million, which we deposited in lender-controlled restricted cash interest reserves as a prepayment of a portion of our City Tower Master Lease obligations.  Subsequent to July 1, 2007, we leased 34,353 rentable square feet to new tenants whose leases will generate another $2.0 million in rents through February 28, 2010.  A combination of the Ameriquest termination fees deposited in the lender-controlled interest reserves, as well as future rents payable under the space re-leased to date, satisfies our obligations as it relates to paying rents under our City Tower Master Lease.  We are still obligated to fund $2.4 million of leasing costs related to the City Tower Master Lease space.  City Tower is a 411,843 rentable square foot building that is 80.9% leased as of June 30, 2008.

2600 Michelson –

In connection with our wholly-owned subsidiary’s entry into the $110.0 million mortgage loan on 2600 Michelson in 2007, our Operating Partnership entered into a guaranty for all rents derived from 97,798 rentable square feet leased to Ameriquest through January 31, 2011 (the “2600 Michelson Master Lease”).  The 2600 Michelson Master Lease would have been triggered upon the July 1, 2007 termination of Ameriquest’s leases at 2600 Michelson; however, we simultaneously entered into direct leases with subtenants of Ameriquest that were in occupancy and paying rents on all 97,798 rentable square feet of space covered by the 2600 Michelson Master Lease.  The lender agreed to transfer our 2600 Michelson Master Lease obligations to these new tenants.

During the fourth quarter of 2007, one of these new tenants terminated their lease on 20,025 rentable square feet.  As a result, our obligations to fund the remaining $0.9 million in future rents payable under their 20,025 rentable square feet lease from October 1, 2007 to January 31, 2011, as well as to pay for the first $34.00 per square foot, or approximately $0.7 million, in costs associated with re-leasing this space, was triggered under our 2600 Michelson Master Lease.  We received a termination fee from this tenant in the amount of $0.3 million, which we deposited in lender-controlled restricted cash interest reserves as a prepayment of a portion of our 2600 Michelson Master Lease obligations.  Unless we re-lease the space to a new tenant, we will be required to fund the remaining $0.6 million in rental obligations on a monthly basis commencing in November 2008 and then deposit $0.7 million into the lender-controlled restricted cash leasing reserve on January 31, 2011.

As of June 30, 2008, the new tenants occupying the remaining 77,773 rentable square feet covered under the 2600 Michelson Master Lease are current under their lease agreements.  Our remaining exposure related to these tenants is approximately $4.6 million as of June 30, 2008.  As long as these tenants are not in default under their lease agreements, our contingent obligations under the 2600 Michelson Master Lease will decrease to zero by January 31, 2011, at a rate of approximately $0.4 million per quarter.  Should these tenants default under their lease agreements prior to that date, in addition to its responsibility to guarantee their rental payments, our Operating Partnership will also be liable for the first $34.00 per square foot, or $2.6 million, of leasing costs incurred to re-lease this space.  2600 Michelson is a 307,971 rentable square foot building that is 84.9% leased as of June 30, 2008.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

City Parkway –

In connection with our wholly-owned subsidiary’s entry into the $97.8 million ($117.0 million when fully drawn) mortgage loan on City Parkway during 2007, our Operating Partnership entered into a guaranty with the lender for all rents derived from 261,288 rentable square feet leased to Ameriquest (the “City Parkway Master Lease”).  The likelihood that the City Parkway Master Lease will be triggered significantly increased on July 1, 2007 upon the termination of Ameriquest’s leases at City Parkway.  The master lease requires rental payments by our Operating Partnership calculated as $23.00 per square foot multiplied by the vacant City Parkway Master Lease space (up to $6.0 million per year).  The master lease will be reduced and/or terminated in part or in full upon the earlier of 2 years from the commencement date (for a maximum exposure of $12.0 million over 2 years), or as the vacant space is re-leased.  The master lease commencement date begins upon the later of the termination of the Ameriquest space (which has occurred) and when the combined amount available under the Future Interest Advance and the Interest Reserve (as defined in the loan agreement) is less than $2.0 million and the Underwritten Debt Service Coverage Ratio (as defined in the loan agreement) is less than 1.05:1.00.  The commencement date has not yet occurred as the Future Interest Advance, which was $11.0 million as of June 30, 2008, currently exceeds the $2.0 million trigger.  500-600 City Parkway is a 457,204 rentable square foot office complex that is 20.9% leased as of June 30, 2008.

Debt Service Guaranties

As a condition to closing the fixed-rate mortgage loans on 18581 Teller, 3800 Chapman, 500 Orange Tower and the $109.0 million variable-rate mortgage secured by both of Brea Corporate Place and Brea Financial Commons (the “Brea Campus”) in 2007, our Operating Partnership entered into various debt service guaranty agreements.  Under each of the debt service guaranties, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the Tax and Insurance Reserve, (ii) the Capital Reserve, (iii) the Rollover Reserve, and (iv) the Ground Lease Reserve (Brea Corporate Place only).  Each guaranty commences on January 1, 2009 and expires on December 31, 2009 for 18581 Teller and 500 Orange Tower and on May 6, 2017 for 3800 Chapman.  For the loan secured by our Brea Campus, our guaranty expires on May 1, 2009, unless we exercise our extension options, through which the guaranty can be extended until May 1, 2011 if all three one-year extension options are exercised.  Each of the guaranties can expire before its respective term upon determination by the lender that the relevant property has achieved a Debt Service Coverage Ratio (as defined in the loan agreements) of at least 1.10:1.00 for two consecutive calculation dates.

The following table provides information regarding each debt service guaranty as of June 30, 2008:

Property	Property Rentable Square Feet	Leased Percentage	Guaranty Commence Date	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
500 Orange	334,072	80.9%	1-1-09	12-31-09	$6.6M	$4.9 M
18581 Teller	86,087	100.0%	1-1-09	12-31-09	$1.2M	$1.5 M
3800 Chapman	157,231	63.4%	1-1-09	5-06-17	$2.7M	$2.3 M (3)
Brea Campus	494,420	62.2%	1-1-09	5-01-09	$4.9M	$2.5 M (4)
________
(1)	Annual Debt Service represents annual interest expense only.
(2)
Tax and Insurance Reserve payment obligations and ground lease payment obligations (Brea Corporate Place only) are reflected as deductions to derive In-Place Annual Cash NOI.  In-Place Annual Cash NOI represents actual second quarter 2008 Cash NOI multiplied by four.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(3)
In-Place Annual Cash NOI for 3800 Chapman of $0.8 million has been increased to eliminate the effect of a free rent period (which free rent will expire prior to the commencement date of the Debt Service Guaranty) for a tenant under their existing 99,706 rentable square feet lease.

(4)
In-Place Annual Cash NOI for Brea Campus of $(1.1) million has been increased to eliminate the effect of a free rent period (which free rent will expire prior to the commencement date of the Debt Service Guaranty) for a tenant under their existing 72,023 rentable square feet lease, and to reflect the impact of a new 78,056 square foot lease signed during the second quarter of 2008, which lease is anticipated to commence during the fourth quarter of 2008.

During the term of the respective guaranties shown in the table above, we also fund a Capital Reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to replenish a Rollover Reserve when the amounts held by the lenders are less than the levels specified in the loan agreements.

3161 Michelson Master Lease Obligations

In connection with the funding of the construction loan on 3161 Michelson, our Operating Partnership entered into a guaranty relating to (A) an amount equal to 60 monthly rental payments under the New Century Financial  (“New Century”) lease (the “New Century Occupancy Guaranty”) and (B) an amount equal to one year of rental payments under the New Century lease (the “New Century Credit Guaranty”).  Our obligations under the New Century Occupancy Guaranty terminate upon the earlier of (i) New Century (or a replacement tenant acceptable to Lender) taking possession and commencing to pay rent in accordance with its lease, or (ii) the date on which at least 90% of the rentable square footage of the property has been occupied for 6 consecutive months.  Our obligations under these guaranties were triggered upon the bankruptcy filing of New Century.  As of June 30, 2008, our remaining unmitigated obligations under the New Century Occupancy Guaranty was approximately $30 million, of which approximately $2 million, $7 million, $7 million, $7 million, $6 million and $1 million are due during the remainder of 2008 and in 2009, 2010, 2011, 2012 and 2013, respectively.  We are actively seeking new tenants for this space to mitigate our future obligations under the New Century Occupancy Guaranty.  The New Century Credit Guaranty has been satisfied through the posting of a $9.0 million letter of credit with the 3161 Michelson lender through the Company’s revolving credit facility.  We will provide the lender with a replacement letter of credit upon the expected termination of our revolving credit facility.

In addition, our Operating Partnership entered into a Parking Master Lease for the parking structures secured by the 3161 Michelson construction loan in the amount of $9.0 million annually for a term of 10 years commencing September 2007.  The rent obligations under the Parking Master Lease are reduced by the amount of rent or other contractual income derived from sub-tenants or the parking operator.  As of the quarter ended June 30, 2008, annualized in-place parking revenue was approximately $3 million.  Our Operating Partnership is currently making annualized Parking Master Lease payments of approximately $6 million to the lender.  We expect to mitigate our future obligations under the Parking Master Lease by actively seeking new tenants to lease vacant space at our Park Place Campus which we expect will generate additional parking revenue.

Corporate Credit Facility

In connection with the Blackstone Transaction during 2007, we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility (the “Revolver”).  The term loan was completely drawn and then repaid during 2007 and no amount remains available to be drawn under this term loan.

The Revolver matures on April 24, 2011 and bears interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the agreement, plus 100 basis points.  This facility is guaranteed by certain subsidiaries, and is secured by deeds of trust on the Plaza Las Fuentes, Westin® Pasadena Hotel, 755 South Figueroa and Pacific Arts Plaza West properties and pledges of the equity interests in substantially all property-owning subsidiaries of our Operating Partnership.  As of June 30, 2008 and

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

through the date of this report, we have approximately $119.7 million available to be drawn under our Revolver.  Approximately $10.3 million of the facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report.  We expect to terminate this facility upon the closing of the anticipated financing on our Plaza Las Fuentes and Westin® Pasadena Hotel properties.  See “Liquidity and Capital Resources.”

Except with respect to the partial guaranties by our Operating Partnership described above, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Construction Loans

A summary of our construction loans as of June 30, 2008 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of June 30, 2008	Available for Future Funding
3161 Michelson	$240,000	$214,582	$25,418
Lantana Media Campus	88,000	64,003	23,997
17885 Von Karman	39,729	28,968	10,761
2385 Northside Drive	26,789	19,812	6,977
207 Goode	64,497	14,644	49,853
	$459,015	$342,009	$117,006

Amounts shown as available for future funding as of June 30, 2008 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.

Each of our construction loans are guaranteed by our Operating Partnership.  The amount guaranteed while the project is under construction is the outstanding balance of the loan plus any accrued but unpaid interest.  The guarantee is reduced to 10% to 15% of the outstanding loan balance when construction on the project is substantially complete and/or certain other conditions are met.  As of June 30, 2008, the amounts guaranteed by our Operating Partnership related to our construction loans are $14.6 million for our 207 Goode project and $39.5 million for all of our other projects combined.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of June 30, 2008, we had $98 million in cash and cash equivalents as compared to $175 million as of December 31, 2007.  In addition, we had restricted cash balances of $210 million and $239 million, as of June 30, 2008 and December 31, 2007, respectively.  Restricted cash primarily consists of interest-bearing cash deposits required by some of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs.  As of June 30, 2008 and through the date of this report, we had approximately $119.7 million available to be drawn under our $130.0 million revolving credit facility.  Approximately $10.3 million of this facility has been used to secure standby letters of credit, none of which have been drawn through the date of this report. We expect to terminate this facility upon the closing of an anticipated financing on our Plaza Las Fuentes and Westin® Pasadena Hotel properties.

At the time of closing the Blackstone Transaction, projected monthly debt service requirements of the acquisition debt exceeded the monthly projected cash to be provided from the operations of the properties acquired.  We expect this to continue until we are able to stabilize the acquired portfolio through lease up.  To assist in funding cash shortfalls arising from the Blackstone Transaction, we

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

established restricted cash reserves to cover future payments for interest, tenant improvements and leasing commissions, which we funded from mortgage loan proceeds at the closing of the Blackstone Transaction.  As of June 30, 2008, we had a total of approximately $81 million of restricted cash leasing reserves, as well as approximately $15 million of restricted cash debt service reserves remaining, most of which are attributable to certain Orange County assets acquired in connection with the Blackstone Transaction.  We also have available $8 million in future loan draws under the City Parkway mortgage to cover re-tenanting costs and an additional $11 million in future loan draws to fund debt service prior to stabilization of that property.

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

As of June 30, 2008, of the $210 million in restricted cash reserves included in the consolidated balance sheet, approximately $121 million is attributable to reserves for leasing commissions and tenant improvements (“Leasing Reserves”) and capital expenditures.  We also have up to $41 million in available Leasing Reserves through undrawn loan proceeds.  Our significant available Leasing Reserves should reduce our reliance upon cash flows from operating activities during the next twelve months to fund capital expenditures associated with renewing expiring leases or executing new leases on vacant space.  As of June 30, 2008, our only project with significant leasing requirements that has minimal Leasing Reserves is Park Place, which was 65% leased at June 30, 2008.  Although this project is currently being marketed for sale, we may choose to fund prospective re-leasing costs at Park Place through new Leasing Reserves established from future property-level refinancing or cash on hand.

The following is a summary of our available Leasing Reserves as of June 30, 2008 (in millions):

Description	Restricted Cash Accounts	Undrawn Debt Proceeds	Total Leasing Reserves
LACBD (1)	$42.3	$6.9	$49.2
Orange County - EOP (2)	64.1	8.3	72.4
Orange County - Other	4.5	-	4.5
Tri Cities	10.1	-	10.1
Completed developments (3)	-	26.0	26.0
	$121.0	$41.2	$162.2

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

_________
(1)
Undrawn debt proceeds represent future loan draws available under the KPMG Tower mortgage to fund leasing costs related to the Latham & Watkins LLP lease.  We separately have $3 million in future loan draws available under the mortgage to cover debt service during an initial free rent period under the Latham lease.

(2)	Undrawn debt proceeds represent future loan draws available under the City Parkway mortgage to fund re-tenanting costs.
(3)
Undrawn debt proceeds represent amounts available for future borrowing under our construction loans at 3161 Michelson, 17885 Von Karman and 2385 Northside.  Excludes our Lantana and 207 Goode developments that are still under construction, which are discussed separately below.

As of June 30, 2008, we have executed leases that contractually committed us to pay approximately $57 million in unpaid leasing costs and tenant improvements, of which approximately $3 million is not contractually due until 2009 and another $11 million is not contractually due until 2010 and beyond.  The remaining $43 million is contractually available for payment to tenants upon request during 2008, but actual payment is largely dependent upon the timing of requests from those tenants.  In addition, we expect to spend approximately $75 million to $100 million in capital improvements, tenant improvements and leasing costs during the next twelve months in our Effective Portfolio (excluding construction in progress, discussed below), depending on leasing activity.  Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties.  Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the time it takes for tenants to request payment and overall market conditions.

As outlined above, we have approximately $162 million in available Leasing Reserves as of June 30, 2008.  We believe these reserves are adequate to pay up to $46 million in existing obligations which tenants can contractually require us to fund prior to December 31, 2010, with remaining reserves that can fund between approximately 1.9 million to 2.3 million square feet of leasing costs assuming a rate of $50.00 to $60.00 per square foot.  We incurred approximately $50.00 per square foot, $24.00 per square foot and $32.00 per square foot in leasing costs on new and renewal leases executed during the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, respectively.  Fluctuations in actual lease costs incurred will largely depend on the type of building and the term of the lease.  Longer-term leases typically require larger tenant improvement allowances.  For example, our current year increase in cost per square foot on signed leases was primarily driven by two large tenant leases, one of which has a term of 17 years.  Future lease costs anticipated to be incurred at our recently completed development projects will also be higher than our historical averages on a per square foot basis as these projects require the build out of raw space.  However, we expect to fund the majority of these costs through construction loan proceeds.

We currently have two office projects in various stages of development, both of which are being funded by construction loans: the Lantana Media Campus and 207 Goode.  The total amount of the construction loan for Lantana Media Campus is $88.0 million, of which $64.0 million was drawn as of June 30, 2008, leaving $24.0 million available for future draws.  The Lantana Media Campus project is expected to be delivered during the latter half of 2008.  The total amount of the construction loan for 207 Goode is $64.5 million, of which $14.6 million was drawn as of June 30, 2008, leaving approximately $49.9 million available for future construction funding.  The 207 Goode project is expected to be delivered during 2009.  We also have approximately $43 million available under our 3161 Michelson, 17885 Von Karman and 2385 Northside Drive construction loans, primarily funds available for anticipated leasing costs.  The actual timing of our construction expenditures may fluctuate given the actual progress and status of the development properties and leasing activity.  We believe that the undrawn construction loans available as of June 30, 2008 will be sufficient to substantially cover remaining development and tenanting costs.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have approximately $244 million in debt maturing during the remainder of 2008, including the $240 million ($214.6 million outstanding as of June 30, 2008) 3161 Michelson construction loan maturing on September 28, 2008 and the $40 million ($29.0 million outstanding as of June 30, 2008) 17885 Von Karman construction loan maturing on December 30, 2008.  Our 3161 Michelson construction loan includes three one-year options to extend the maturity date of the loan, subject to certain conditions.  The conditions for the first extension are principally a re-balancing requirement under the loan, compliance with financial covenants included in our revolving credit facility (which we may not be in compliance with as of September 30, 2008 – see below) and the delivery of a replacement interest rate cap agreement.  We have given notice of extension to the lender, are in active discussions to extend this loan and anticipate extending the maturity date under the 3161 Michelson construction loan to September 28, 2009.  In connection with the extension of this loan, we expect to make a payment to re-balance the leasing reserve (which payment will be available to fund future leasing costs incurred) and a principal repayment totaling up to $25 million on a combined basis with cash on hand.  We believe this will allow us to obtain a modification of the existing covenants to enable us to maintain continued compliance in the future; however, no assurance can be given that we will be able to secure the loan extension on terms acceptable to us or at all.  To the extent we are unable to successfully extend this construction loan, and are required to fund the repayment of the entire construction loan, we expect to satisfy this obligation through cash on hand, net proceeds received from the financing or refinancing of other properties or asset sales.

Our 17885 Von Karman construction loan includes a one-year option to extend the maturity date of the loan from December 30, 2008 to December 30, 2009, subject to certain conditions, principally the requirement for the property to meet a debt service coverage ratio of 1.0 to 1.0.  We do not expect to meet these conditions based on the status of leasing activity at the project to date.  We expect to enter into discussions with the lender to extend this loan shortly, which we believe will also result in a re-balancing payment (likely in the form of additional interest reserves which will be available to fund future interest costs) and/or a principal repayment for a portion of the loan, both of which we expect to fund with cash on hand.  To the extent we are unable to successfully extend this construction loan, and are required to fund the repayment of the entire construction loan, we expect to satisfy this obligation through cash on hand, net proceeds received from the financing or refinancing of other properties or asset sales.

In June 2008, we announced we intended take steps to improve our liquidity, generate unrestricted cash, reduce debt, eliminate debt service obligations and increase funds from operations.  These steps included restructuring the Company's senior management team, launching an Orange County asset disposition program, working to secure additional short-term financing, reducing or deferring discretionary costs (including certain development activities and capital expenditures) and returning the Company's headquarters to downtown Los Angeles.  Accordingly, we immediately commenced discussions with lenders to obtain a short-term variable rate loan on our Plaza Las Fuentes and the Westin® Pasadena Hotel projects, which we currently expect will generate approximately $100 million to $110 million in net proceeds, with an expected closing during the third quarter of 2008.  We intend to terminate our existing revolving credit facility upon the closing of this loan.  We have entered into a contract to sell Main Plaza to Shorenstein Properties LLC for approximately $211 million, which we expect to generate up to $49 million in net proceeds and to close during the third quarter of 2008.  We believe these transactions will provide us up to $150 million in unrestricted cash.  We have also commenced a marketing process for our assets at Park Place, a 105-acre campus located in Irvine, California.  The sale of this campus would both liberate a significant amount of cash equity and allow us to avoid significant future capital funding requirements needed to lease up the entire campus, which was approximately 60% leased as of June 30, 2008.  We also intend to dispose of additional non-strategic assets in Orange County, California.  The foregoing initiatives are essential to the Company’s short-term liquidity and financial position, and we cannot assure you that we will be able to successfully implement them (particularly in the current economic environment).

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have financial covenants under certain existing loan agreements, primarily our $130.0 million revolving credit facility, and the 3161 Michelson and Lantana construction loans.  The covenants under the construction loans are identical to, and directly refer to, our revolving credit facility covenants.  These covenants include a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio.  We were in compliance with these covenants as of June 30, 2008.  However, the impact of the steps described above, some of which have already occurred, will likely result in our failure to comply with certain financial covenants as early as the end of the third quarter of 2008.  We are taking active steps to address any potential non-compliance issues.  First, we expect to terminate our existing $130.0 million revolving credit facility upon the closing of financing on the Plaza Las Fuentes and Westin® Pasadena Hotel.  As part of our discussions with the lenders regarding the extension of the 3161 Michelson construction loan, we are negotiating to modify the existing covenants to allow continued compliance in the future.  These covenants exist due to our Operating Partnership’s New Century Occupancy Guaranty, Parking Master Lease and 10% Repayment Guaranty (approximately $24 million).  We are also in active discussions with the lender of the Lantana construction loan regarding modification of those covenants to allow continued compliance in the future.  These covenants exist due to our Operating Partnership’s 10% repayment guaranty (approximately $9 million).  However, no assurance can be given that we will be able to secure modifications to the covenants of these loans on terms acceptable to us or at all.

As of June 30, 2008, our total consolidated debt was approximately $5.1 billion with a weighted average interest rate of 5.56% and a weighted average remaining term of six years.  Including our share of debt in connection with our joint venture with Macquarie Office Trust, our ratio of combined debt to total combined market capitalization is approximately 85.1% as of June 30, 2008.

Our business requires continued access to adequate cash to enable us, among other matters, to reduce our debt level and fund our debt repayment obligations, dividend/distribution payments (if and when declared), capital expenditures, tenant improvements, leasing commissions and otherwise our operations.  We expect to achieve the funds for these activities by utilizing some of the following potential sources:

•	Existing cash on hand;

•	New mortgage debt on our Plaza Las Fuentes/Westin® Pasadena Hotel projects;

•	Borrowings under our $130.0 million revolving credit facility (see discussion below);

•	Refinancing existing loans on several of our properties;

•	Sales of non-strategic or non-income producing assets (including Main Plaza and Park Place);

•	Future joint ventures;

•	Raising institutional equity capital;

•	Increased occupancy levels or rental rates at our operating properties;

•	Leasing at projects under development upon completion; and/or

•	Other internally generated cash flow.

We currently believe these sources of cash will be sufficient to fund our liquidity needs over the next twelve months.  If we are unable to generate adequate cash from the sources indicated above (particularly with respect to refinancing existing loans, sales of assets and increasing occupancy levels), we will have liquidity-related problems, including, but not limited to: (1) we may have to reduce our capital expenditures, (2) we may not be able to pay dividends and distributions at historical levels, or at all, including with respect to our preferred stock, and (3) we will not remain in compliance with covenants in our revolving credit facility (which we expect will occur during the third quarter of 2008),

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

which could restrict our ability to draw funds under that facility (under which we currently have no outstanding borrowings, but do have letters of credit outstanding in the amount of $10.3 million).  To the extent that our revolving credit facility is no longer available to us, we intend to obtain secured financing on properties not currently encumbered by mortgages, namely Plaza Las Fuentes, the Westin® Pasadena Hotel and certain development projects, which currently secure our revolving credit facility.  Our ability to successfully implement any or all of the strategies described above, and in turn, to reduce our indebtedness and improve our liquidity situation, is dependent in part on market conditions and other factors out of our control.  In the event we are unable to obtain short-term financing on our Plaza Las Fuentes and Westin® Pasadena Hotel, extend upcoming debt maturities (including the 3161 Michelson construction loan) and sell non-strategic assets (including our Park Place Campus), we may be forced to sell certain strategic assets, curtail capital expenditures, temporarily reduce or eliminate our preferred dividends and take other short-term actions to stabilize our liquidity situation.  For a discussion of such factors and risks associated with our substantial indebtedness, see Part II, Item 1A. “Risk Factors.”

Comparison of Cash Flows for Six Months Ended June 30, 2008 and 2007

Net cash used in operating activities for the six months ended June 30, 2008 was $8.1 million compared to net cash provided by operating activities of $34.1 million during the same period in 2007.  Our cash flows from operating activities decreased $42.1 million due to an increase in our net loss for the six months ended June 30, 2008.

Net cash used in investing activities was $83.8 million for the six months ended June 30, 2008 compared to $2.7 billion during the same period in 2007.  The Blackstone Transaction, valued at $2.875 billion, was the primary use of cash during the six months ended June 30, 2007.  Net proceeds of $476.1 million from the sale of office properties and developments sites, eleven of which were acquired as part of the Blackstone Transaction, partially offset the impact of the Blackstone Transaction on cash flows used for investing activities during the six months ended June 30, 2007.

Net cash provided by financing activities was $15.1 million for the six months ended June 30, 2008 compared to $2.8 billion during the same period in 2007.  Financing activities during the second quarter of 2007 were primarily related to the Blackstone Transaction, including fixed and floating rate mortgage loans totaling $2.28 billion, a bridge loan of $223.0 million, and a $400.0 million term loan, as well as net proceeds from the refinancing of the mortgage loan related to Wells Fargo Tower in Los Angeles, California used to help fund the Blackstone Transaction drove the cash used during this period.  Proceeds from construction loans and additional borrowings on the KPMG Tower mortgage, partially offset by the net effect of a pay down of $20.0 million from the refinancing of the Griffin Towers mortgage, were the primary factors in the net cash provided by financing activities for the six months ended June 30, 2008.

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments at June 30, 2008, including any guaranteed or minimum commitments under contractual obligations.  The table does not reflect available debt extension options.

	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Principal payments on mortgage loans -
Consolidated	$244,175	$301,831	$251,142	$38,627	$809,631	$3,421,707	$5,067,113
Our share of unconsolidated joint venture (1)	286	597	28,040	21,411	266	110,723	161,323
Interest payments -
Consolidated - Fixed rate (2)	111,042	222,069	217,190	215,223	197,545	669,416	1,632,485
Consolidated - Variable rate (3)	28,930	43,241	32,481	28,690	21,944	—	155,286
Our share of unconsolidated joint venture (1)	4,309	8,592	8,563	7,187	6,143	15,313	50,107
Capital leases (4) -
Consolidated	1,374	1,612	1,129	460	212	70	4,857
Our share of unconsolidated joint venture (1)	22	23	23	23	23	4	118
Operating leases (6) -
Consolidated	735	1,528	1,571	1,609	1,658	4,208	11,309
Property disposition obligations (6)	2,544	418	418	418	308	383	4,489
Tenant-related commitments (7) -
Consolidated	42,730	3,118	3,452	1,050	1,586	5,150	57,086
Our share of unconsolidated joint venture (1)	1,359	1,258	12	12	12	—	2,653
Construction obligations (8)	25,341	6,500	—	—	—	—	31,841
Parking easement obligations (9)	758	1,515	1,416	1,233	—	—	4,922
Air space and ground leases (10) -
Consolidated	1,653	3,305	3,305	3,305	3,305	375,611	390,484
Our share of unconsolidated joint venture (1) (11)	131	261	261	261	261	25,874	27,049
Total	$465,389	$595,868	$549,003	$319,509	$1,042,894	$4,628,459	$7,601,122
__________
(1)	Our share of the unconsolidated Maguire Macquarie joint venture debt is 20%.
(2)	The interest payments on our fixed rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(3)	The interest payments on our variable debt are calculated based on scheduled maturity dates and the LIBOR rate as of June 30, 2008 (2.46%) plus the contractual spread per the loan agreement.
(4)	Includes interest and principal payments.
(5)	Includes operating lease obligations for office space at 1733 Ocean Avenue.
(6)	Includes master lease, tenant and contingent income support obligations related to our joint ventures.
(7)
Tenant-related commitments are based on executed leases as of June 30, 2008.  Excludes a $5.1 million lease takeover obligation which we have mitigated through a sub-lease of that space to a third-party tenant.

(8)	Based on executed contracts with general contractors as of June 30, 2008.
(9)	Includes payments required under the amended parking easement for the 808 South Olive garage.
(10)
Includes an air lease for Plaza Las Fuentes, and ground leases for Two California Plaza and Brea Corporate Place.  The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates which are 2017 and 2082, respectively.  The ground rent for Brea Corporate Plaza is calculated through the year of first reappraisal.

(11)	Includes ground leases for One California Plaza and Cerritos Corporate Center which are calculated through their lease expiration dates in years 2082 and 2098, respectively.

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

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

From the date of our initial public offering on June 27, 2003 through December 31, 2007, we paid quarterly dividends on our common stock and Operating Partnership units at a rate of $0.40 per common share and unit, equivalent to an annual rate of $1.60 per common share and Operating Partnership unit.  The Board of Directors did not declare a dividend on our common stock for the quarters ended June 30 and March 31, 2008.  Since January 23, 2004, we have paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of preferred stock.  All distributions to preferred stockholders, common stockholders and Operating Partnership unit holders are at the discretion of the Board of Directors, and no assurance can be given that we will continue to make distributions at historical levels or at all.

Related Party Transactions

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners – Master Investments, LLC (“Master Investments”), an entity in which our President and Chief Executive Officer, Nelson C. Rising, has a minority interest.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”).  We also agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of June 30, 2008 and December 31, 2007, $65.0 million of our debt is subject to such guarantees by Master Investments.

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  In accordance with the terms of his separation agreement, Mr. Maguire received a lump-sum cash severance payment of $2.8 million.  Also pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company.  For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver.  During the three months ended June 30, 2008, we recorded $4.4 million in connection with the entry into the separation agreement.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company.  Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month plus reimbursement of reasonable expenses incurred.  During the three months ended June 30, 2008, we recorded $0.2 million in connection with this agreement.

Pursuant to the terms of his separation agreement, Mr. Maguire and the Company agreed to terminate, as soon as practicable following the effective date of the separation agreement, certain property management and service contracts entered into between the Company and entities directly or indirectly controlled by him under which the Company or its subsidiaries provides property management, operating, maintenance, repair and/or leasing services in return for management fees, leasing commissions and reimbursements of actual direct costs and expenses incurred by the Company or its subsidiaries, as applicable.  Subject to several continuing projects (which were mutually identified by the Company and

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mr. Maguire), these arrangements ceased during June and July 2008.  For the limited continuing projects, the Company and Mr. Maguire have agreed that (1) the Company will receive cash compensation based upon hourly rates that are derived from the applicable Company employee’s total annual compensation, (2) the projects will not involve a significant time commitment by Company employees and (3) the projects will be terminated within time periods specified by the Company.

Prior to his termination of employment, Mr. Maguire, entities controlled by him and the Company were parties to an insurance sharing agreement whereby certain properties owned by entities controlled by him shared coverage with Company properties under a blanket commercial liability, fire, extended coverage, earthquake, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance policy.  Per the terms of his separation agreement, Mr. Maguire can no longer insure his properties using the Company’s policies and must obtain separate policies for his properties.  As of June 27, 2008, Mr. Maguire’s properties were removed from the Company’s insurance policies.

Prior to Mr. Maguire’s termination of employment, we leased our corporate offices located at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire.  Pursuant to his separation agreement, Mr. Maguire must use his best efforts for a period of 180 days to obtain the necessary consents to terminate this lease and, if such consents are not obtained, then he must take certain actions to facilitate the Operating Partnership’s efforts to sublet those premises.  In June 2008, we moved our corporate offices from 1733 Ocean to downtown Los Angeles, California.  We wrote off $1.6 million of tenant improvements at 1733 Ocean during the three months ended June 30, 2008 as a result of the relocation of our corporate offices.  During the three months ended June 30, 2008, we accrued $2.0 million for management’s best estimate of the leasing commissions and tenant improvements to be paid to sub-lease the space and the differential between: (i) the rent we are contractually obligated to pay Mr. Maguire until the lease for the fourth floor expires in 2016 and the sub-leases for the second and third floors expire in 2014 and (ii) the rent we expect to receive upon sub-leasing the space.

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement were met.  We agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of Operating Partnership units equal to 50% of the units received by them in the formation transactions, shares of our common stock received by Mr. Maguire in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as Operating Partnership units received in the formation transactions.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of June 30, 2008 and December 31, 2007, $591.8 million of our debt is subject to such guarantees.

MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of our transactions and balances with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Management and development fees and leasing commissions	$514	$454	$970	$924
Rent expense	175	173	351	347

	June 30, 2008	December 31, 2007
Accounts receivable	$390	$202

Mr. Maguire’s balances were current as of June 30, 2008 and December 31, 2007.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Management and development fees and leasing commissions	$1,323	$2,913	$2,805	$3,891

	June 30, 2008	December 31, 2007
Accounts receivable	$2,050	$1,538
Accounts payable	(120)	(80)
	$1,930	$1,458

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our 2007 Annual Report on Form 10-K/A filed with the SEC on April 28, 2008 for a discussion of our critical accounting policies, which include investments in real estate and real estate entities including property acquisitions and revenue recognition.  There have been no changes to these policies during the six months ended June 30, 2008.

As discussed in our 2007 Annual Report on Form 10-K/A, the assessment as to whether our investments in real estate are impaired is highly subjective.  The calculations involve management’s best estimate of the holding period, future occupancy levels, rental rates, capitalization rates, lease up periods and capital requirements for each property.  A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.  As a result of a change in the holding period for our property at 1920 and 2010 Main Plaza, we recorded an impairment loss of $51.9 million during the three months ended June 30, 2008.  We may recognize impairments in future periods if we change our strategy regarding any of investments in real estate, and these impairments losses could be material to our results of operations.

Subsequent Event

On July 8, 2008, we announced that we had entered into an agreement on June 26, 2008 to sell 1920 and 2010 Main Plaza to Shorenstein Properties LLC (“Shorenstein”).  The purchase price is

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately $211 million and includes Shorenstein’s assumption of the $160.7 million mortgage loan on the property and the transfer to Shorenstein of approximately $10 million of restricted leasing reserves.  The sale is subject to Shorenstein’s assumption of the existing mortgage, which requires the consent of the lender, and customary closing conditions.  We expect this transaction to close in the third quarter of 2008.  The net proceeds from this transaction are expected to be approximately $48 million and will be used for general corporate purposes.

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

 MAGUIRE PROPERTIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-GAAP Supplemental Measure

FFO is a widely recognized measure of REIT performance.  We calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT.  FFO represents net income (loss) (as computed in accordance with GAAP), excluding gains from disposition of property (but including impairments and provisions for losses on property held for sale), plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements).  Adjustments for our unconsolidated joint venture are calculated to reflect FFO on the same basis.

Management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.  We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

A reconciliation of net loss available to common stockholders to FFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss available to common stockholders	$(110,628)	$(24,430)	$(159,219)	$(37,017)

Add: Depreciation and amortization of real estate assets	50,888	56,925	103,883	89,491
Depreciation and amortization of real estate assets -
unconsolidated joint venture (1)	2,377	2,428	4,680	4,879
Minority interests	(6,864)	(3,840)	(14,354)	(5,823)
Deduct: Gain on sale of real estate	–	33,890	–	33,890

Funds from operations available to common stockholders
and unit holders (FFO)	$(64,227)	$(2,807)	$(65,010)	$17,640

Company share of FFO (2) (3)	$(56,383)	$(2,426)	$(57,061)	$15,238

FFO per share - basic	$(1.18)	$(0.05)	$(1.21)	$0.33
FFO per share - diluted	$(1.18)	$(0.05)	$(1.21)	$0.33
___________
(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.
(2)	Based on a weighted average interest in our Operating Partnership of approximately 87.8% and 86.4% for the three months ended June 30, 2008 and 2007, respectively.
(3)	Based on a weighted average interest in our Operating Partnership of approximately 87.2% and 86.4% for the six months ended June 30, 2008 and 2007, respectively.

.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2007 Annual Report on Form 10-K/A filed with the SEC on April 28, 2008, for a discussion regarding our exposure to market risk.  Our exposure to market risk has not changed materially since year end 2007.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.

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

•
Our failure to obtain necessary outside financing, including the closing of the anticipated financing on Plaza Las Fuentes and the Westin® Pasadena Hotel, borrow under our $130.0 million revolving credit facility, or otherwise access necessary capital;

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q.  In addition, we discussed a number of material risks in our 2007 Annual Report on Form 10-K/A filed with the SEC on April 28, 2008.  Those risks continue to be relevant to our performance and financial condition.  Moreover, we operate in a highly competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

New Board Member

Effective August 6, 2008, the Company’s Board of Directors, upon the recommendation of the Company’s Nominating and Corporate Governance Committee, elected Mr. David Weinstein to the Board.  Mr. Weinstein was elected to the Board pursuant to a stockholder agreement dated July 28, 2008 between the Company and JMB Capital Partners Master Fund L.P. and affiliated entities as an additional JMB Capital nominee.  There are no arrangements or understandings between Mr. Weinstein and any other person pursuant to which he was selected as a director of the Company.  There are no family relationships between Mr. Weinstein and any director or executive officer of the Company or any of its subsidiaries, nor has Mr. Weinstein or any member of his immediate family engaged in any transactions with the Company of the sort described under Item 404(a) of Regulation S-K.  The Company has entered into a standard indemnification agreement with Mr. Weinstein.

The Board of Directors has determined that Mr. Weinstein qualifies as independent under New York Stock Exchange rules and the Company’s corporate governance guidelines. On August 6, 2008, Mr. Weinstein was appointed to the Company’s Nominating and Corporate Governance Committee.

Mr. Weinstein has served as Vice President, Special Situations Group – Real Estate at Goldman, Sachs & Co. in New York City since 2004.  From 1996 until 2004, he worked in the Real Estate Investment Banking group at Goldman, Sachs & Co. in the areas of Merger/Asset Sale Business and Corporate Finance.  Mr. Weinstein holds a Bachelor of Science in Economics, magna cum laude, from The Wharton School and a Juris Doctor degree, cum laude, from the University of Pennsylvania Law School.  He is a member of the New York State Bar Association.

Change in Board Committee Structure

On and as of August 6, 2008, the Board of Directors approved the following revised committee structure:

·	Audit Committee – Lawrence S. Kaplan (Chair), Christine N. Garvey, Cyrus S. Hadidi and Paul M. Watson

·	Compensation Committee – George A. Vandeman (Chair), Jonathan M. Brooks, Christine N. Garvey and Andrea L. Van de Kamp

·	Nominating and Corporate Governance Committee – Walter L. Weisman (Chair), George A. Vandeman, Paul M. Watson and David L. Weinstein

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

4.1*	Form of Certificate of Common Stock of Maguire Properties, Inc.
4.2*	Form of Certificate for Series A Preferred Stock of Maguire Properties, Inc.
10.1*	Form of Indemnification Agreement
31.1*	Certification of Principal Executive Officer dated August 11, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 11, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated August 11, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1*
Purchase and Sale Contract between Maguire Properties – 1920 Main Plaza, LLC and Maguire Properties – 2010 Main Plaza, LLC, as Sellers, and Shorenstein Properties LLC, as Buyer, dated as of June 26, 2008

99.2*
First Amendment to Purchase and Sale Contract by and between Maguire Properties – 1920 Main Plaza, LLC and Maguire Properties – 2010 Main Plaza, LLC, as Sellers, and Shorenstein Properties LLC, as Buyer, dated as of July 3, 2008

99.3*	Amended and Restated Employment Terms dated January 17, 2008 between Maguire Properties, Inc., Maguire Properties, L.P. and Shant Koumriqian
99.4*	Amendment to Employment Terms dated July 1, 2008 between Maguire Properties, Inc., Maguire Properties, L.P. and Shant Koumriqian
__________
*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of August 11, 2008

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ NELSON C. RISING
Nelson C. Rising
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Senior Vice President, Finance and
Chief Accounting Officer
(Principal financial officer)