Form 10-Q
period 2008-09-30
MAGUIRE PROPERTIES INC
filed 2008-11-10
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☑	(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to __________________

Commission File Number: 001-31717
 ---------------------------------------------

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at November 7, 2008 47,888,674 shares

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

		Page
PART I–FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	61
Item 4.	Controls and Procedures.	61
PART II–OTHER INFORMATION
Item 1.	Legal Proceedings.	63
Item 1A.	Risk Factors.	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	66
Item 3.	Defaults Upon Senior Securities.	66
Item 4.	Submission of Matters to a Vote of Security Holders.	67
Item 5.	Other Information.	67
Item 6.	Exhibits.	69
Signatures		71
Exhibits
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3
Exhibit 99.4
Exhibit 99.5

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Sept. 30, 2008	December 31, 2007
ASSETS	(unaudited)
Investments in real estate:
Land	$569,950	$625,271
Acquired ground lease	55,801	55,801
Buildings and improvements	3,874,258	4,084,555
Land held for development and construction in progress	356,013	350,051
Tenant improvements	344,632	305,672
Furniture, fixtures and equipment	18,884	17,694
	5,219,538	5,439,044
Less: accumulated depreciation and amortization	(576,329)	(476,337)
Net investments in real estate	4,643,209	4,962,707

Cash and cash equivalents	141,091	174,847
Restricted cash	210,155	239,245
Rents and other receivables, net	22,931	30,422
Deferred rents	61,140	49,292
Due from affiliates	1,707	1,740
Deferred leasing costs and value of in-place leases, net	159,913	192,269
Deferred loan costs, net	33,471	38,725
Acquired above-market leases, net	21,582	28,058
Other assets	14,514	14,148
Investment in unconsolidated joint ventures	13,326	18,325
Total assets	$5,323,039	$5,749,778

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$4,874,471	$5,003,341
Accounts payable and other liabilities	210,185	202,509
Dividends and distributions payable	3,177	24,888
Capital leases payable	3,934	5,232
Acquired below-market leases, net	119,895	155,824
Total liabilities	5,211,662	5,391,794

Minority interests, with an aggregate redemption value of $39.8 million and $218.3 million as of September 30, 2008 and December 31, 2007, respectively	–	14,670
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
7.625% Series A Cumulative Redeemable Preferred Stock, $25.00
liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized;
47,884,675 and 47,185,636 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	479	472
Additional paid-in capital	694,782	691,518
Accumulated deficit and dividends	(563,478)	(331,735)
Accumulated other comprehensive loss, net	(20,506)	(17,041)
Total stockholders’ equity	111,377	343,314
Total liabilities, minority interests and stockholders’ equity	$5,323,039	$5,749,778

See accompanying notes to consolidated financial statements

.MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Revenue:
Rental	$84,432	$92,592	$256,710	$233,725
Tenant reimbursements	28,133	27,534	82,431	75,241
Hotel operations	6,301	6,705	20,168	19,954
Parking	13,034	12,369	40,154	34,190
Management, leasing and development services	1,518	1,716	5,332	6,586
Interest and other	2,159	3,869	8,901	8,829
Total revenue	135,577	144,785	413,696	378,525

Expenses:
Rental property operating and maintenance	33,211	33,566	97,661	85,509
Hotel operating and maintenance	4,102	4,208	13,084	12,598
Real estate taxes	12,886	13,435	39,993	33,114
Parking	4,519	3,173	12,675	9,802
General and administrative	9,052	8,973	52,797	27,888
Other expense	1,574	1,949	4,507	3,127
Depreciation and amortization	46,677	55,746	143,446	135,593
Interest	65,455	66,119	195,605	155,293
Loss from early extinguishment of debt	1,463	12,440	1,463	20,776
Total expenses	178,939	199,609	561,231	483,700
Loss from continuing operations before equity in net loss
of unconsolidated joint venture and minority interests	(43,362)	(54,824)	(147,535)	(105,175)
Equity in net loss of unconsolidated joint venture	(98)	(485)	(762)	(1,723)
Minority interests allocated to continuing operations	–	8,146	10,625	16,453
Loss from continuing operations	(43,460)	(47,163)	(137,672)	(90,445)

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate and minority interests	(24,298)	(6,867)	(83,502)	(22,476)
Gain on sale of real estate	–	161,497	–	195,387
Minority interests allocated to discontinued operations	–	(20,967)	3,729	(23,451)
(Loss) income from discontinued operations	(24,298)	133,663	(79,773)	149,460

Net (loss) income	(67,758)	86,500	(217,445)	59,015
Preferred stock dividends	(4,766)	(4,766)	(14,298)	(14,298)

Net (loss) income available to common stockholders	$(72,524)	$81,734	$(231,743)	$44,717

Basic income (loss) per common share:
Loss from continuing operations available to common stockholders	$(1.01)	$(1.11)	$(3.20)	$(2.24)
(Loss) income from discontinued operations	(0.51)	2.85	(1.68)	3.20
Net (loss) income available to common stockholders	$(1.52)	$1.74	$(4.88)	$0.96
Weighted average number of common shares outstanding	47,773,575	46,870,588	47,458,332	46,710,150

Diluted income (loss) per common share:
Loss from continuing operations available to common stockholders	$(1.01)	$(1.11)	$(3.20)	$(2.24)
(Loss) income from discontinued operations	(0.51)	2.85	(1.68)	3.20
Net (loss) income available to common stockholders	$(1.52)	$1.74	$(4.88)	$0.96
Weighted average number of common and common equivalent shares outstanding	47,773,575	46,893,916	47,458,332	46,767,168

See accompanying notes to consolidated financial statements

.MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007
Cash flows from operating activities:
Net (loss) income:	$(217,445)	$59,015
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities (including discontinued operations):
Minority interests	(14,354)	6,998
Equity in net loss of unconsolidated joint venture	762	1,723
Operating distributions received from unconsolidated joint venture	3,460	2,490
Depreciation and amortization	151,102	151,176
Impairment of long-lived assets	73,694	–
Writeoff of tenant improvements due to relocation of corporate offices	1,572	–
Gain on sale of real estate	–	(195,387)
Loss from early extinguishment of debt	3,264	30,658
Deferred rent expense	1,778	1,202
Provision for doubtful accounts	2,532	1,209
Revenue recognized related to below-market
leases, net of acquired above-market leases	(22,696)	(19,915)
Compensation cost for share-based awards, net	3,558	6,200
Amortization of deferred loan costs	7,619	4,100
Amortization of hedge ineffectiveness	(147)	182
Amortization of deferred gain from sale of interest rate swaps	–	(325)
Changes in assets and liabilities:
Rents and other receivables	6,120	(8,472)
Deferred rents	(12,903)	(9,049)
Due from affiliates	33	4,851
Deferred leasing costs	(12,582)	(19,124)
Other assets	(1,938)	17,223
Accounts payable and other liabilities	10,891	22,825
Net cash (used in) provided by operating activities	(15,680)	57,580

Cash flows from investing activities:
Acquisition of real estate	–	(2,908,322)
Proceeds from disposition of real estate, net	47,154	663,533
Expenditures for improvements to real estate	(155,600)	(197,451)
Decrease (increase) in restricted cash	4,394	(158,583)
Net cash used in investing activities	(104,052)	(2,600,823)

Cash flows from financing activities:
Proceeds from mortgage loans	253,183	3,395,645
Proceeds from Senior Mezzanine loan	20,000	–
Proceeds from repurchase facility	35,000	–
Proceeds from term loan	–	400,000
Proceeds from construction loans	69,058	143,594
Principal payments on mortgage loans	(200,405)	(745,163)
Principal payments on construction loans	(47,747)	–
Principal payments on term loan	–	(400,000)
Principal payments on other secured loans	–	(15,000)
Payment of loan costs	(5,806)	(45,101)
Other financing activities	395	2,640
Principal payments on capital leases	(1,693)	(1,663)
Proceeds received from stock option exercises	–	3,934
Payment of dividends to preferred stockholders	(14,298)	(14,298)
Payment of dividends to common stockholders and
distributions to limited partners of Operating Partnership	(21,711)	(65,312)
Net cash provided by financing activities	85,976	2,659,276
Net (decrease) increase in cash and cash equivalents	(33,756)	116,033
Cash and cash equivalents at beginning of period	174,847	101,123
Cash and cash equivalents at end of period	$141,091	$217,156

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$197,526	$164,375

Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$14,861	$22,581
Accrual for dividends and distributions declared	3,177	24,892
Buyer assumption of mortgage loans secured by properties disposed of	261,679	498,800
Increase (decrease) in fair value of interest rate swaps and caps	906	(19,444)
Fair value of forward-starting interest rate swaps assigned to mortgage lenders	–	14,745
Operating Partnership units converted to common stock	1,470	–

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Description of Business

The terms “Maguire Properties,” the “Company,” “us,” “we” and “our” as used in this Quarterly Report on Form 10-Q refer to Maguire Properties, Inc.  Through our controlling interest in Maguire Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 87.8% interest, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc., Maguire Properties TRS Holdings II, Inc., and Maguire Properties Services, Inc. and its subsidiaries, we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado.  These locales primarily consist of office properties, parking garages, a retail property and a hotel.  We are a full service real estate company and we operate as a real estate investment trust, or REIT, for federal income tax purposes.

As of September 30, 2008, our Operating Partnership indirectly owns whole or partial interests in 36 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 17.2 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of September 30, 2008 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	30	68	16,390,512	11,215,359	37,247	16,390,512	11,215,359	37,247
Unconsolidated joint venture	6	20	3,865,132	2,271,248	7,349	773,026	454,250	1,470
	36	88	20,255,644	13,486,607	44,596	17,163,538	11,669,609	38,717

Percentage leased			81.0%			79.1%

As of September 30, 2008, the majority of our Total Portfolio is located in ten Southern California markets: the Los Angeles Central Business District; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with GAAP applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Maguire Properties, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership as of and for the periods presented have been included.  Our results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

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

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 28, 2008.

Note 3 – Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	Sept. 30, 2008	December 31, 2007
Land held for development	$214,337	$202,630
Construction in progress	141,676	147,421
	$356,013	$350,051

As of September 30, 2008, we had two projects under construction:

•	Our project at Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California; and
•	Our project at 207 Goode Avenue, a 189,000 square foot office building located in Glendale, California.

We also own undeveloped land adjacent to certain of our other properties, primarily located in the downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets, which we believe can support approximately 9 million net rentable square feet of office, retail, hotel and residential uses as well as approximately 8 million square feet of structured parking.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 – Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $2.4 million and $1.0 million as of September 30, 2008 and December 31, 2007, respectively.  For the nine months ended September 30, 2008 and 2007, we recorded provisions for doubtful accounts of $2.5 million and $1.2 million, respectively.

Note 5 – Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	Sept. 30, 2008	December 31, 2007
Acquired above-market leases
Gross amount	$44,593	$44,684
Accumulated amortization	(23,011)	(16,626)
Net amount	$21,582	$28,058

Acquired in-place leases
Gross amount	$205,392	$220,518
Accumulated amortization	(129,432)	(110,339)
Net amount	$75,960	$110,179

Acquired below-market leases
Gross amount	$(205,060)	$(218,372)
Accumulated amortization	85,165	62,548
Net amount	$(119,895)	$(155,824)

Amortization of acquired below-market leases, net of acquired above-market leases, included as part of rental income in continuing operations was $20.1 million and $16.9 million for the nine months ended September 30, 2008 and 2007, respectively.  Amortization related to discontinued operations was $2.6 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Amortization of acquired in-place leases included as part of depreciation and amortization in continuing operations was $25.6 million and $32.2 million for the nine months ended September 30, 2008 and 2007, respectively.  Amortization related to discontinued operations was $2.5 million and $5.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-place Leases	Acquired Below- Market Leases
2008	$2,080	$6,165	$(7,684)
2009	8,066	21,360	(28,120)
2010	4,499	16,072	(24,345)
2011	3,561	11,075	(19,772)
2012	2,292	8,453	(15,491)
Thereafter	1,084	12,835	(24,483)
	$21,582	$75,960	$(119,895)

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 – Investment in Unconsolidated Joint Ventures

Maguire Macquarie Office, LLC

We own a 20% interest in our joint venture with Macquarie Office Trust and are responsible for day-to-day operations of the properties.  We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing.

As of December 31, 2007, we had a liability of $2.0 million for contingent consideration payable to Macquarie Office Trust if the five properties we contributed to the joint venture do not meet certain annual income targets.  We paid $2.0 million and $2.2 million during the nine months ended September 30, 2008 and 2007, respectively, to Macquarie Office Trust to cover the shortfall.

The joint venture’s condensed balance sheets are as follows (in thousands):

	Sept. 30, 2008	December 31, 2007
Assets
Investments in real estate	$1,088,581	$1,083,105
Less: accumulated depreciation and amortization	(101,346)	(75,652)
	987,235	1,007,453
Cash and cash equivalents, including restricted cash	20,999	17,330
Rents, deferred rents and other receivables, net	17,904	16,889
Deferred charges, net	45,743	55,760
Other assets	7,277	11,009
Total assets	$1,079,158	$1,108,441

Liabilities and Members’ Equity
Mortgage loans	$807,831	$809,935
Accounts payable, accrued interest payable and other liabilities	27,534	25,114
Acquired below-market leases, net	8,586	12,418
Total liabilities	843,951	847,467

Members’ equity	235,207	260,974
Total liabilities and members’ equity	$1,079,158	$1,108,441

Our Operating Partnership is the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenue:
Rental	$22,562	$21,925	$66,560	$61,650
Tenant reimbursements	6,684	6,892	18,804	22,243
Parking	2,210	2,099	6,760	6,498
Interest and other	2,422	50	2,536	415
Total revenue	33,878	30,966	94,660	90,806

Expenses:
Rental property operating and maintenance	6,467	6,046	18,895	18,419
Real estate taxes	3,298	3,738	9,147	10,700
Parking	422	504	1,295	1,346
Depreciation and amortization	13,375	12,172	36,773	36,569
Interest	11,014	11,046	32,838	32,788
Other	1,359	1,277	4,180	3,413
Total expenses	35,935	34,783	103,128	103,235

Net loss	$(2,057)	$(3,817)	$(8,468)	$(12,429)

Company share	$(412)	$(764)	$(1,694)	$(2,486)
Intercompany eliminations	314	279	932	763
Equity in net loss of unconsolidated joint venture	$(98)	$(485)	$(762)	$(1,723)

DH Von Karman Maguire, LLC

In October 2007, we contributed our office property located at 18301 Von Karman located in Irvine, California to DH Von Karman Maguire, LLC.  We retain a 1% common equity interest and a 2% preferred interest in DH Von Karman Maguire, LLC.

We entered into a master lease with DH Von Karman SPE, LLC for approximately 41,000 square feet of vacant space in the building at a market rental rate from the date of the contribution for a period of up to 12 months.  As of December 31, 2007, we had a liability of $1.6 million related to this master lease.  During the nine months ended September 30, 2008, we paid DH Von Karman SPE, LLC $1.5 million related to this obligation.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 – Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Outstanding as of
	Maturity Date	Interest Rate (1)	Sept. 30, 2008	December 31, 2007
Floating-Rate Debt
Repurchase facility (2)	5/1/2011	LIBOR + 1.75%	$35,000	$–

Construction Loans:
3161 Michelson (3)	9/28/2009	LIBOR + 3.00%	179,814	210,325
Lantana Media Campus (4)	6/13/2009	LIBOR + 1.50%	72,339	40,639
17885 Von Karman	6/30/2010	Greater of 5% or Prime + 0.50%	24,143	25,935
2385 Northside Drive	8/6/2010	Greater of 5% or Prime + 0.50%	13,752	17,568
207 Goode (5)	5/1/2010	LIBOR + 1.80%	1,205	–
Total construction loans			291,253	294,467

Variable-Rate Mortgage Loans:
Griffin Towers (6)	5/1/2010	(Greater of LIBOR or 3%) + 3.50%	125,000	–
Griffin Towers	5/1/2008	LIBOR + 1.90%	–	200,000
Plaza Las Fuentes (7)	9/29/2010	LIBOR + 3.25%	100,000	–
500-600 Parkway (8)	5/9/2009	LIBOR + 1.35%	97,750	97,750
Brea Corporate Place (9)	5/1/2009	LIBOR + 1.95%	70,469	70,468
Brea Financial Commons (9)	5/1/2009	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			431,751	406,750

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (10)	10/9/2012	LIBOR + 1.60%	396,553	368,370
207 Goode (5)	5/1/2010	LIBOR + 1.80%	25,000	476
Total variable-rate swapped to fixed-rate loans			421,553	368,846
Total floating-rate debt			1,179,557	1,070,063
Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza (11)	5/6/2017	5.50%	466,104	465,762
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
777 Tower (11)	11/1/2013	5.84%	269,670	269,180
US Bank Tower	7/1/2013	4.66%	260,000	260,000
550 South Hope Street (11)	5/6/2017	5.67%	198,398	198,257
Park Place I	11/1/2014	5.64%	170,000	170,000
City Tower (11)	5/10/2017	5.85%	139,829	139,814
Glendale Center	8/11/2016	5.82%	125,000	125,000
500 Orange Tower (11)	5/6/2017	5.88%	109,101	109,022
2600 Michelson (11)	5/10/2017	5.69%	109,074	108,993
Park Place II	3/11/2012	5.39%	99,595	100,000
Stadium Towers Plaza (11)	5/11/2017	5.78%	99,189	99,119
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City - 3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Griffin Towers Senior Mezzanine	5/1/2011	13.00%	20,000	–
18581 Teller (11)	5/6/2017	5.65%	19,834	19,820
Total fixed-rate debt			3,694,914	3,674,087

Properties disposed of during 2008:
City Plaza	5/10/2017	5.80%	–	99,984
1920 Main Plaza	5/10/2017	5.51%	–	80,135
2010 Main Plaza	5/10/2017	5.51%	–	79,072
Total properties disposed of during 2008			–	259,191

Total consolidated debt			$4,874,471	$5,003,341

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

__________
(1)	The one-month LIBOR rate of 3.93% and prime rate of 5.00% were used to calculate interest on the variable-rate loans as of September 30, 2008.
(2)	This loan bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.
(3)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.50% for 75.0% of the maximum loan balance during the loan term, excluding extension periods.  Two one-year extensions are available at our option, subject to certain conditions.  See Note 21 “Subsequent Events” for a discussion of an additional paydown on this loan made subsequent to September 30, 2008.

(4)
One one-year extension is available at our option, subject to certain conditions.  See Note 21 “Subsequent Events” for a discussion of a change in the interest rate on this loan resulting from a loan modification made subsequent to September 30, 2008.

(5)
This loan bears interest at a rate of LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  One one-year extension is available at our option, subject to certain conditions.

(6)
This loan bears interest at a rate of the greater of LIBOR or 3.00%, plus 3.50%.  As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.00% during the loan term, excluding the extension period.  One one-year extension is available at our option, subject to certain conditions.

(7)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions.

(8)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions.  See Note 21 “Subsequent Events” for a discussion of a one-year extension of the maturity date of this loan made subsequent to September 30, 2008.

(9)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions.  See Note 21 “Subsequent Events” for a discussion of a one-year extension of the maturity date of this loan made subsequent to September 30, 2008.

(10)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(11)	These loans are reflected net of the related debt discount. At September 30, 2008, the discount for all loans referenced totals approximately $12 million.

As of September 30, 2008 and December 31, 2007, one-month LIBOR was 3.93% and 4.60%, respectively, while the prime rate was 5.00% as of September 30, 2008.  The weighted average interest rate of our debt was 5.80% and 5.76% as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, $1.1 billion of our consolidated debt may be prepaid without penalty, $2.0 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements), $0.4 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.4 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

In connection with the issuance of non-recourse mortgage loans secured by certain wholly owned subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the wholly owned subsidiaries be unable to satisfy certain obligations under otherwise non-recourse mortgage loans.  These guaranties are in the form of (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term, (2) the guaranty of debt service payments (as defined in the applicable loan documents) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space, and (4) customary repayment guaranties under construction loans.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

These are partial guaranties of certain non-recourse mortgage debt of wholly owned subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness – Operating Partnership Contingent Obligations” for a discussion of these arrangements.

Except as described in Item 2 “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Indebtedness – Operating Partnership Contingent Obligations,” the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Mortgage Loans

Financing Activity –

On September 29, 2008, we announced the completion of a $100.0 million financing secured by Plaza Las Fuentes and the Westin® Pasadena Hotel with Eurohypo AG, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent.  Net proceeds totaled approximately $95 million, of which approximately $65 million was used to extend three of our construction loans, including paying down principal balances, securing letters of credit, funding leasing reserves, and paying closing costs (as described below), leaving approximately $30 million available for general corporate purposes.

This loan bears interest at (i) LIBOR plus 3.25% or (ii) the base rate, as defined in the loan agreement, plus 2.25%.  This loan matures on September 29, 2010, with three one-year extensions available at our option, subject to certain conditions.  As required by the loan agreement, we entered into an interest rate cap agreement which limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods.  This loan requires principal payments of $100.0 thousand per month during the term of the loan, including any extension periods.  Additional principal paydowns will be required if the property’s debt service coverage ratio (as defined in the loan agreement) is less than specified amounts as of the applicable quarterly measurement date.

The terms of the Plaza Las Fuentes loan require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and cash liquidity, and a maximum amount of leverage.

In connection with this loan, our Operating Partnership entered into guarantees for space leased to certain tenants at Plaza Las Fuentes.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness – Operating Partnership Contingent Obligations – Plaza Las Fuentes Mortgage Guarantee Obligations” for a discussion of this guaranty.

Dispositions –

We disposed of three office properties during the three months ended September 30, 2008: 1920 and 2010 Main Plaza and City Plaza.  The mortgage loans related to these properties were assumed by the buyers upon disposal.  A loss from early extinguishment of debt totaling $1.8 million was recorded as part of discontinued operations related to the writeoff of unamortized loan costs on these loans.

Corporate Credit Facility

In connection with the purchase of office properties and development sites from Blackstone Real Estate Advisors in April 2007 (the “Blackstone Transaction”), we obtained a new $530.0 million

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility (the “Revolver”).  The term loan was completely drawn and then repaid during 2007 and no amount remains available to be drawn under the term loan.

Concurrent with the completion of the financing of Plaza Las Fuentes, we terminated the Revolver.  The Revolver bore interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the loan agreement, plus 100 basis points.  The Revolver was secured by deeds of trust on certain of our office properties, including Plaza Las Fuentes, and pledges of equity interests in substantially all property-owning subsidiaries of the Operating Partnership.  This facility was scheduled to mature on April 24, 2011.  All standby letters of credit that were secured by the Revolver have been continued with the issuing financial institution and are no longer secured by the Revolver.  A loss from early extinguishment of debt totaling $1.5 million was recorded as part of continuing operations for the three months ended September 30, 2008 related to the writeoff of unamortized loan costs upon the termination of this facility.

Construction Loans

A summary of our construction loans as of September 30, 2008 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of Sept. 30, 2008	Available for Future Funding
3161 Michelson	$203,566	$179,814	$23,752
Lantana Media Campus	88,000	72,339	15,661
207 Goode	64,497	26,205	38,292
17885 Von Karman	33,600	24,143	9,457
2385 Northside Drive	19,860	13,752	6,108
	$409,523	$316,253	$93,270

Amounts shown as available for future funding as of September 30, 2008 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.  See Note 21 “Subsequent Events” for a discussion of an additional paydown of the 3161 Michelson construction loan that occurred subsequent to September 30, 2008.

Each of our construction loans is guaranteed by our Operating Partnership.  As of September 30, 2008, the amounts guaranteed by our Operating Partnership are $26.2 million for our 207 Goode project and $56.7 million for all of our other projects combined.

Extensions –

3161 Michelson

On September 29, 2008, we extended our 3161 Michelson construction loan for a period of one year.  The loan, with Eurohypo AG, as Administrative Agent, is now scheduled to mature on September 28, 2009.  The amended loan bears interest at (i) LIBOR plus 3.00% or (ii) the base rate, as defined in the original loan agreement, plus 2.25%.  There are two one-year extension periods available under this loan at our option, subject to certain conditions.  As required by the amended loan agreement, we entered into an interest rate cap agreement which limits the LIBOR portion of the interest rate to 5.50% for 75% of the maximum available amount as of the extension.

As part of the conditions to extend the maturity date of this loan, we made a principal payment totaling $33.0 million and funded a $7.5 million increase in tenant improvement reserves using proceeds from the financing of Plaza Las Fuentes.  On September 30, 2008, the lender withdrew the $3.4 million

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

balance in a restricted cash account under its control and applied it to the principal balance of the loan.  See Note 21 “Subsequent Events” for a discussion of an additional paydown on this loan made subsequent to September 30, 2008.

The terms of the amended loan agreement require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage and fixed charge coverage, and a maximum amount of leverage.

In connection with this loan, our Operating Partnership has entered into certain guaranties, some of which were modified by the amended loan agreement.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness – Operating Partnership Contingent Obligations – 3161 Michelson Master Lease Obligations.”

17885 Von Karman

On September 30, 2008, we extended our 17885 Von Karman construction loan with Guaranty Bank for a period of eighteen months.  This loan is now scheduled to mature on June 30, 2010.  The modified loan bears interest at (i) LIBOR plus 2.50% or (ii) the base rate, as defined in the modification agreement, plus 0.50%.  A floor interest rate of 5.00% applies to both LIBOR and base rate loans.

As part of the conditions to extend the maturity date of this loan, we made a principal payment of $4.8 million using proceeds received from the financing of Plaza Las Fuentes.  After the extension, the maximum amount available under this loan totals $33.6 million.  No additional reserves were funded in connection with the extension of this loan.

2385 Northside Drive

On September 30, 2008, we extended our 2385 Northside Drive construction loan with Guaranty Bank for a period of eighteen months.  This loan is now scheduled to mature on August 6, 2010.  The modified loan bears interest at (i) LIBOR plus 2.50% or (ii) the base rate, as defined in the modification agreement, plus 0.50%.  A floor interest rate of 5.00% applies to both LIBOR and base rate loans.

As part of the conditions to extend the maturity date of this loan, we made a principal payment of $6.5 million using proceeds received from the financing of Plaza Las Fuentes.  After the extension, the maximum amount available under this loan totals $19.9 million.  No additional reserves were funded in connection with the extension of this loan.

Debt Covenants

The terms of the 3161 Michelson construction loan and the Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage, liquidity and maximum leverage.  Certain of our other construction loans require our Operating Partnership to comply with minimum amounts of tangible net worth and liquidity.  We were in compliance with such covenants as of September 30, 2008.

As described above, concurrent with the completion of the financing of Plaza Las Fuentes, we terminated the Revolver.  Our Lantana Media Campus construction loan previously included negative financial covenants that were the same as those in the Revolver.  As of September 30, 2008, we were in discussions with our lenders to amend these covenants because we were not in compliance with certain of the covenants.  Subsequent to September 30, 2008, the lenders agreed to amend the Lantana Media Campus construction loan to replace the financial covenants with tangible net worth and liquidity covenants applicable to the Company.  See Note 21 “Subsequent Events.”  We were in compliance as of September 30, 2008 on our Lantana Media Campus construction loan using the new agreed-upon financial covenants.

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

During the three months ended March 31, 2008, we issued 731,343 shares of our common stock in exchange for Operating Partnership units redeemed.  There were no Operating Partnership units redeemed during the three months ended June 30 and September 30, 2008 or during the year ended December 31, 2007.

As of September 30, 2008 and December 31, 2007, 6,674,573 shares and 7,405,916 shares, respectively, of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.  As of September 30, 2008 and December 31, 2007, the aggregate redemption value of outstanding limited partnership units in our Operating Partnership was approximately $39.8 million and $218.3 million, respectively.

As of September 30, 2008, our limited partners’ ownership interest in Maguire Properties, L.P. was approximately 12.2%, while their ownership interest as of December 31, 2007 was approximately 13.6%.  For the three and nine months ended September 30, 2008, our limited partners’ weighted average share of our net loss available to common stockholders was approximately 12.2% and 12.6%, respectively.  For both the three and nine months ended September 30, 2007, our limited partners’ weighted average share of our net loss available to common stockholders was approximately 13.6%.

During the three months ended September 30, 2008, we did not allocate any of our net loss to our minority partners as their investment in the equity of our Operating Partnership was reduced to zero during the second quarter of 2008.  In accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, we allocated $17.0 million of losses during the nine months ended September 30, 2008 to our common stockholders that would have been allocated to our minority partners if they had basis.  Should we record net income in future periods, we will allocate 100% of such income to our common stockholders until such point in time that the losses in excess of our minority partners’ basis previously allocated to our common stockholders is restored.

Note 9 – Capitalized Costs

We capitalize direct project costs that are clearly associated with the development and construction of real estate projects as a component of land held for development and construction in progress in the consolidated balance sheets.  Additionally, we capitalize interest and loan fees related to construction loans, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs, including corporate interest, during the pre-

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

development, construction and lease-up phases of real estate projects.  These costs become part of the historical cost of the project and are included in buildings and improvements in the consolidated balance sheets once the project has been placed in service.

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Interest expense	$5.4	$8.0	$18.7	$19.3
Indirect project costs	0.1	0.3	1.4	1.7
	$5.5	$8.3	$20.1	$21.0

Note 10 – Comprehensive Loss

Changes in the components of other comprehensive loss are as follows (in thousands, net of minority interests):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net (loss) income	$(67,758)	$86,500	$(217,445)	$59,015
Interest rate swaps assigned to lenders
Unrealized holding gains	–	–	–	12,742
Change in minority interests due to Operating Partnership unit redemption	–	–	212	–
Reclassification adjustment for realized gains included in net (loss) income	(2,766)	(3,632)	(3,602)	(5,389)
	(2,766)	(3,632)	(3,390)	7,353

Interest rate swaps
Unrealized holding (losses) gains	(1,807)	(12,356)	727	(16,627)
Change in minority interests due to Operating Partnership unit redemption	–	–	(480)	–
Reclassification adjustment for realized (gains) losses included in net (loss) income	(128)	86	(144)	(124)
	(1,935)	(12,270)	103	(16,751)

Interest rate caps
Unrealized holding losses	(215)	(11)	(185)	(22)
Reclassification adjustment for realized gains included in net (loss) income	37	11	7	80
	(178)	–	(178)	58
	$(72,637)	$70,598	$(220,910)	$49,675

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of accumulated other comprehensive loss are as follows (in thousands, net of minority interests):

	Sept. 30, 2008	December 31, 2007
Deferred gain on assignment of interest rate swap agreements, net	$10,022	$13,370
Interest rate caps	(176)	83
Interest rate swaps	(30,352)	(30,494)
	$(20,506)	$(17,041)
Note 11 – Share-Based Payments

We have various stock compensation plans that are more fully described in Note 10 to the consolidated financial statements in our 2007 Annual Report on Form 10-K/A filed with the SEC on April 28, 2008.

Stock-based compensation cost recorded as part of general and administrative and other in the consolidated statements of operations was $3.6 million for the nine months ended September 30, 2008 as compared to $6.2 million for the nine months ended September 30, 2007.

As of September 30, 2008, the total unrecognized compensation cost related to unvested share-based payments totaled $19.0 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately four years.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of earnings per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Income (Numerator)
Net (loss) income	$(67,758)	$86,500	$(217,445)	$59,015
Preferred stock dividends	(4,766)	(4,766)	(14,298)	(14,298)
Net (loss) income available to common stockholders	$(72,524)	$81,734	$(231,743)	$44,717

Shares (Denominator)
Weighted average number of common shares outstanding (basic)	47,773,575	46,870,588	47,458,332	46,710,150
Effect of dilutive securities:
Nonvested restricted stock	–	10,685	–	34,462
Nonqualified stock options	–	12,643	–	22,556
Weighted average number of common and common equivalent shares (diluted)	47,773,575	46,893,916	47,458,332	46,767,168
Basic income (loss) per share	$(1.52)	$1.74	$(4.88)	$0.96
Diluted income (loss) per share	$(1.52)	$1.74	$(4.88)	$0.96

For the three months ended September 30, 2008, approximately 3,000 shares of nonvested restricted stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  For the nine months ended September 30, 2008, approximately 461,000 restricted stock units, 95,000 shares of nonvested restricted stock, and 38,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  For the three months ended September 30, 2007, 255,000 shares of nonvested restricted stock and 36,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the nine months ended September 30, 2007, 33,000 nonqualified stock options and 27,000 shares of nonvested restricted stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Note 13 – Impairment of Long-Lived Assets

As described in Note 2 to the consolidated financial statements in our 2007 Annual Report on Form 10-K/A, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Our portfolio is evaluated for impairment on a property-by-property basis.  Indicators of potential impairment include the following:

•	Change in strategy resulting in an increased or decreased holding period;
•	Low occupancy levels;
•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;
•	Properties adjacent to or located in the same submarket as those with recent impairment issues;
•	Tenant financial problems; and/or
•	Experience of our competitors in the same submarket.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three months ended September 30, 2008, we performed an impairment analysis on our investment in City Plaza as a result of a decrease in the holding period due to its sale and recorded an impairment charge totaling $21.2 million.  This impairment charge was made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and represents the fair value of City Plaza as of the date of disposition as calculated based on the contractual sales price.  We also recognized an impairment charge totaling $0.6 million during the three months ended September 30, 2008 related to the disposition of 1920 and 2010 Main Plaza, representing the difference between the estimated impairment measured as of June 30, 2008 and the actual net disposition price.  A total of $73.7 million of impairment charges were recorded during the nine months ended September 30, 2008, with no comparable activity in the prior year.

As of September 30, 2008, we also performed an impairment analysis on our properties that showed indications of potential impairment based on the indicators described above.  Based on this analysis, no real estate assets in our portfolio were determined to be impaired as of September 30, 2008.

As discussed in our 2007 Annual Report on Form 10-K/A, the assessment as to whether our investments in real estate are impaired is highly subjective.  The calculations involve management’s best estimate of the holding period, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property.  A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment.  These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date.  A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment.  Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, among others.  These conditions may change in a relatively short period of time, especially in light of the current economic environment.  As a result, key assumptions used in testing the recoverability of our investments in real estate, particularly with respect to holding periods, can change period-over-period.

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

	Total Charge (1)	Balance at Sept. 30, 2008 (2)
Strategic review costs	$8.3	$0.1
Separation obligations	12.7	6.0
1733 Ocean lease costs	3.6	1.8
Rand sub-lease costs	2.0	1.8
Stock-based compensation costs (3)	(2.7)	–
	$23.9	$9.7
__________
(1)	The total charge represents the amount expensed for each item during the six months ended June 30, 2008.
(2)	The balance at September 30, 2008 represents the amount remaining to be paid as of quarter end. This amount is included in accounts payable and other liabilities in the consolidated balance sheet.
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

The separation obligations and stock-based compensation costs arose from the termination of employment of Mr. Maguire as our Chairman and Chief Executive Officer and certain other senior executives in the second quarter of 2008.

In addition to our direct lease, we entered into sub-lease agreements with Rand Corporation (“Rand”) for the second and third floors at 1733 Ocean Avenue in Santa Monica, California to provide additional space for our corporate offices.  As a result of the relocation of our corporate offices to downtown Los Angeles, we vacated the Rand space.  During the three months ended June 30, 2008, we accrued $2.0 million for management’s best estimate of the leasing commissions and tenant improvements to be paid to sub-lease the space to another tenant or tenants and the differential between: (i) the rent we are contractually obligated to pay Rand until our sub-leases expire in 2014 and (ii) the rent we expect to receive upon sub-leasing the space to another tenant or tenants.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15 – Discontinued Operations

A summary of our property dispositions for the three months ended September 30, 2008 is as follows (amounts in millions, except square footage amounts):

Properties Disposed of:	Location	Net Rentable Square Feet	Debt Repaid or Assumed by Buyer at Disposition	Impairment Charge	Loss from Early Extinguishment
1920 and 2010 Main Plaza	Irvine, CA	587,000	$(160.7)	$(52.5)	$(1.0)
City Plaza	Orange, CA	328,000	(101.0)	(21.2)	(0.8)

		915,000	$(261.7)	$(73.7)	$(1.8)

In August 2008, we completed the sale of 1920 and 2010 Main Plaza to Shorenstein Properties LLC.  The purchase price was approximately $211 million, including Shorenstein’s assumption of the $160.7 million mortgage loan on the property and the transfer to Shorenstein of approximately $10 million of restricted leasing reserves.  We received net proceeds from this transaction of approximately $48 million to be used for general corporate purposes.

In September 2008, we completed the sale of City Plaza to an entity owned by Hudson Capital LLC. The disposition consisted of (1) the conveyance of the property to a third party (including the release of approximately $15 million of existing loan reserves to the third party), and (2) an approximate $1 million cash payment by us (which is offset by our release from an approximate $1 million future obligation).  We received no net proceeds from this transaction, and we have no further obligations with respect to the property-level debt.

In accordance with SFAS No. 144, the results of operations for Wateridge Plaza, Inwood Park, Inwood Park development site, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Bixby Ranch development site, Lincoln Town Center, Tower 17, 1100 Executive Tower and 1100 Executive Tower development site (each disposed of in second quarter 2007), and Pacific Center and Regents Square (each disposed of in third quarter 2007) are reflected in the consolidated statements of operations as discontinued operations for the three and nine months ended September 30, 2007. Additionally, the results of operations for 1920 and 2010 Main Plaza and City Plaza are reflected in the consolidated statements of operations as discontinued operations from their date of acquisition, April 24, 2007.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenue:
Rental	$2,889	$8,265	$14,004	$31,833
Tenant reimbursements	514	519	1,598	3,512
Parking	272	711	1,257	1,414
Other	48	761	358	903
Total revenue	3,723	10,256	17,217	37,662

Expenses:
Rental property operating and maintenance	1,083	3,694	4,625	9,304
Real estate taxes	631	1,265	2,644	4,530
Parking	123	213	456	336
Depreciation and amortization	290	5,698	7,656	15,583
Impairment of long-lived assets	21,796	–	73,694	–
Interest	2,297	5,262	9,843	20,503
Loss from early extinguishment of debt	1,801	991	1,801	9,882
Total expenses	28,021	17,123	100,719	60,138

Loss from discontinued operations before gain on sale
of real estate and minority interests	(24,298)	(6,867)	(83,502)	(22,476)
Gain on sale of real estate	–	161,497	–	195,387
Minority interests allocated to discontinued
operations	–	(20,967)	3,729	(23,451)
(Loss) income from discontinued operations	$(24,298)	$133,663	$(79,773)	$149,460

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of.  No interest expense associated with corporate debt has been allocated to discontinued operations.

Note 16 – Income Taxes

In 2003, we elected REIT status and believe that since that time we have operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years.  We may also be subject to certain state or local income taxes, or franchise taxes on our REIT activities.

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”).  Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly.  A TRS is subject to both federal and state income taxes.  During the nine months ended September 30, 2008 and 2007, we recorded tax provisions of approximately $0.5 million and $0.6 million, respectively, which are included in other expense in our consolidated statements of operations.

Note 17 – Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for our financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements are determined.  Financial

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of September 30, 2008, our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements at Sept. 30, 2008 Using
Liabilities:	Sept. 30, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(34,281)	$–	$(36,968)	$2,687

The estimated fair value of our interest rate swaps is included in our consolidated balance sheet in accounts payable and other liabilities.  Our interest rate swaps assigned to lenders have not been revalued

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

as of September 30, 2008 because these contracts have been settled and the value of our interest rate caps is immaterial.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active.  FSP No. 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  We considered FSP No. 157-3 in our determination of estimated fair values as of September 30, 2008, and the impact was not material.

A reconciliation of the changes in the significant unobservable inputs component of fair value for our interest rate swaps for the nine months ended September 30, 2008 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2007	$–
Gain included in other comprehensive loss	2,687
Balance, September 30, 2008	$2,687

Note 18 – Related Party Transactions

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners – Master Investments, LLC (“Master Investments”), an entity in which our President and Chief Executive Officer, Nelson C. Rising, has a minority interest.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”).  We also agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of September 30, 2008 and December 31, 2007, $65.0 million of our debt is subject to such guarantees by Master Investments.

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  In accordance with the terms of his separation agreement, Mr. Maguire received a lump-sum cash severance payment of $2.8 million.  Also pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company.  For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver.  During the three months ended June 30, 2008, we recorded $4.4 million of charges in connection with the entry into the separation agreement.  As of September 30, 2008, the balance due to Mr. Maguire under these agreements totals $0.8 million.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company.  Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month plus reimbursement of reasonable expenses incurred.  During the three months ended June 30, 2008, we recorded $0.2 million of charges in connection with this agreement.  As of September 30, 2008, the balance due to Mr. Maguire under this agreement totals $0.2 million.

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

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement were met.  We agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of Operating Partnership units equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire in exchange for Operating Partnership units in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as Operating Partnership units received in the formation transactions.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of September 30, 2008 and December 31, 2007, $591.8 million of our debt is subject to such guarantees.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of our transactions and balances with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Management and development fees and leasing commissions	$35	$468	$1,005	$1,409
Rent payments	179	180	530	527

	Sept. 30, 2008	December 31, 2007
Accounts receivable	$1	$202

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statements of operations.  Balances due from Mr. Maguire are included in due from affiliates in the consolidated balance sheets.  Mr. Maguire’s balances were current as of September 30, 2008 and December 31, 2007.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Management and development fees and leasing commissions	$1,442	$1,222	$4,247	$5,113

	Sept. 30, 2008	December 31, 2007
Accounts receivable	$1,706	$1,538
Accounts payable	(73)	(80)
	$1,633	$1,458

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations.  Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets.  The joint venture’s balances were current as of September 30, 2008 and December 31, 2007.

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
(Unaudited)

Note 20 – Recently Adopted Accounting Pronouncement

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

Note 21 – Subsequent Events

3161 Michelson Construction Loan

On October 3, 2008, as permitted by the second amendment to the 3161 Michelson construction loan agreement, the lender drew down on a $12.6 million letter of credit that secured a portion of our Operating Partnership’s obligation under the New Century Occupancy and Parking Master Lease guaranties, and reduced the outstanding principal balance of this loan.  This letter of credit was funded with proceeds from the financing of Plaza Las Fuentes.  After this principal payment, the outstanding balance of the 3161 Michelson construction loan is $167.2 million.  The amount available for future funding under this loan remains unchanged at $23.8 million.

City Parkway Mortgage Loan

On October 31, 2008, we exercised our first one-year extension option available under the City Parkway mortgage, which now matures on May 9, 2010.  We have two one-year extensions available at our option that would allow us to extend the maturity of this loan to May 9, 2012, subject to certain conditions.  There were no principal paydowns or additional reserves funded in connection with the extension of this loan.  Additionally, the terms of the extended loan remain the same as the original loan, including the interest rate spread. As required by the modified loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods.

Brea Corporate Place and Brea Financial Commons Mortgage Loan

On November 3, 2008, we exercised our first one-year extension option available under the mortgage loan secured by Brea Corporate Place and Brea Financial Commons.  This loan now matures on May 1, 2010.  We have two one-year extensions available at our option that would allow us to extend the maturity of this loan to May 1, 2012, subject to certain conditions.  There were no principal paydowns or additional reserves funded in connection with the extension of this loan.  Additionally, the terms of the extended loan remain the same as the original loan, including the interest rate spread. As required by the modified loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Lantana Media Campus Construction Loan

On November 5, 2008, we entered into a loan modification agreement in connection with our Lantana Media Campus construction loan.  Per the terms of the modification agreement, the loan now bears interest at (i) LIBOR plus 3.00% or (ii) the alternate base rate, as defined in the modification agreement, plus 2.25%.  Additionally, the leverage, fixed charge coverage and interest coverage covenants required by the original loan agreement have been deleted and replaced with liquidity and tangible net worth covenants applicable to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MAGUIRE PROPERTIES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Part I of this Quarterly Report on Form 10-Q.

Overview and Background

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

As of September 30, 2008, our Operating Partnership indirectly owns whole or partial interests in 36 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 17.2 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of the Operating Partnership.

Our property statistics as of September 30, 2008 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	30	68	16,390,512	11,215,359	37,247	16,390,512	11,215,359	37,247
Unconsolidated joint venture	6	20	3,865,132	2,271,248	7,349	773,026	454,250	1,470
	36	88	20,255,644	13,486,607	44,596	17,163,538	11,669,609	38,717

Percentage leased			81.0%			79.1%

As of September 30, 2008, the majority of our Total Portfolio is located in ten Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).

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

Our long-term corporate strategy is to continue to own and develop high-quality office buildings concentrated in strong, supply-constrained markets.  Our leasing strategy focuses on executing long-term leases with creditworthy tenants.  The success of our leasing and development strategy is dependent upon general economic conditions in the U.S. and Southern California, and more specifically in the Los Angeles metropolitan, Orange County and San Diego County areas.

Factors Which May Influence Future Results of Operations

Orange County Asset Disposition Program

In June 2008, we announced that we intended to take certain steps to improve our liquidity, generate unrestricted cash, reduce debt and eliminate debt service obligations to increase FFO.  These steps included restructuring our senior management team, launching an Orange County asset disposition program, working to secure additional short-term financing, reducing or deferring discretionary costs (including certain development activities and capital expenditures) and returning our headquarters to downtown Los Angeles.

During the three months ended September 30, 2008, we disposed of two properties in Orange County, California: 1920 and 2010 Main Plaza and City Plaza.  These dispositions generated approximately $48 million of net proceeds and eliminated approximately $262 million of debt from our balance sheet.

We continue marketing efforts for the potential sale of our assets at Park Place, a 105-acre campus located in Irvine, California.  The sale of this campus would generate cash equity and allow us to avoid significant future capital funding requirements needed to lease up the entire campus, which was approximately 63% leased as of September 30, 2008.  We may also consider the disposition of additional non-strategic assets.

The initiatives discussed above are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully implement them (particularly in the current economic environment).

Indebtedness

In late September, we completed a $100.0 million financing secured by Plaza Las Fuentes and the Westin® Pasadena Hotel.  Net proceeds from this financing totaled approximately $95 million, of which approximately $65 million was used to extend three of our construction loans, including paying down principal balances, securing letters of credit, funding leasing reserves and paying closing costs, leaving approximately $30 million available for general corporate purposes.  In connection with obtaining the mortgage loan on our Plaza Las Fuentes and Westin® Pasadena Hotel projects, we terminated our $130.0 million revolving credit facility.  We intend to obtain a new revolving credit facility at a future date.

By extending the maturities of our 3161 Michelson and 17885 Von Karman construction loans during the quarter ended September 30, 2008, we addressed our debt maturities for the remainder of 2008.  Additionally during the quarter, we extended our 2385 Northside Drive construction loan, which was scheduled to mature in 2009.  Subsequent to September 30, 2008, we extended the City Parkway and Brea Corporate Place and Brea Financial Commons mortgage loans, which were scheduled to mature in 2009.  We were not required to utilize cash to extend these loans.  See “Subsequent Events” for a discussion of such extensions.

Significant Tenants and Tenant Concentration

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years.  As of September 30, 2008, investment grade rated tenants generated 35.2% of the annualized rent of our Effective Portfolio, and nationally recognized professional service firms generated an additional 26.2% of the annualized rent of our Effective Portfolio.

As of September 30, 2008, approximately 29% of our Effective Portfolio is leased to finance and insurance tenants.  Our finance and insurance tenants account for six of our top ten investment grade tenants as of September 30, 2008 with annualized rents totaling $23.0 million.  In the third quarter of 2008, the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group, Inc. and other federal government interventions in the U.S. credit markets led to increased market concerns regarding the viability of tenants in this sector.

Rental Rates

For leases that commenced during the three months ended September 30, 2008, the change in rental rates was an increase of 19.8% on a cash basis and an increase of 29.58% on a GAAP basis.  The change in rental rates on a cash basis is calculated as the difference between (i) initial market rents on new or renewed leases and (ii) the cash rents on those spaces immediately prior to their expiration or termination.  The change in rental rates on a GAAP basis represents estimated cash rent growth adjusted for straight-line rents in accordance with GAAP.  Both calculations exclude new and renewed leases for spaces with more than twelve months of downtime and early renewals commencing after September 30, 2008.  Our occupancy and rental rates are impacted by general economic conditions, including the pace of regional economic growth and access to the credit and capital markets.  An extended economic slowdown and tightening of the credit and capital markets could have an adverse effect on our tenants and, as a result, on our future occupancy and rental rates.

Scheduled Lease Expirations

As of September 30, 2008, our Effective Portfolio was 79.1% leased to 813 tenants.  The weighted average remaining lease term of our Effective Portfolio was approximately 5 years as of September 30, 2008.  Approximately 1.4% of our Effective Portfolio leased square footage expires during the remainder of 2008 and 6.3% of our Effective Portfolio leased square footage expires during 2009.  Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of 2008 and during 2009, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.  Additionally, we will seek to lease currently vacant space in our office and retail properties with lower occupancy rates.

We believe that our in-place rental rates scheduled to expire in 2008 and 2009 have contractual rental rates that are at or below market rental rates which will be prevailing during that time.  However, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.  Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located and general market conditions.

Economic Conditions

The U.S. economy is currently experiencing significant volatility and uncertainty.  Beginning with turbulence in the sub-prime mortgage lending and residential mortgage sectors, the credit crisis has spread and resulted in (among other things):

•      Decreased residential and commercial asset values;

•      Reduced volume of real estate transactions;
•      Reduced availability of financing;
•      Wider credit spreads;
•      Increased capitalization rates;
•      Declining business and consumer confidence;
•      Increased unemployment; and
•      Financial market volatility.

Continued economic turmoil may adversely impact our liquidity and financial condition.  We may be unable to refinance debt maturities or otherwise access capital to meet our liquidity needs on favorable terms or at all.  Our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, FFO and cash flows.  Also, we may be required under GAAP to take impairment charges on some of our properties.  All of the foregoing could adversely affect our future results of operations.

Development Properties

We believe that a portion of our future growth over the next several years will come from projects currently under development.  As of September 30, 2008, we had two projects under construction:

•	Our project at the Lantana Media Campus, comprised of two office buildings totaling 198,000 square feet with 223,000 square feet of structured parking, located in Santa Monica, California; and

•	Our project at 207 Goode Avenue, a 189,000 square foot office building located in Glendale, California.

Land cost related to the two projects was $32.4 million as of September 30, 2008.  The total estimated construction budget (excluding land) for these two projects is approximately $153.5 million, of which $109.3 million has been incurred as of September 30, 2008.

We expect the funding for these developments to be provided principally from construction loans and, to a lesser extent, from other liquidity sources, including cash on hand and proceeds received from sales of strategically identified assets.

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

As of September 30, 2008 and December 31, 2007, the joint venture owned the following six office properties:

Properties	Location	Rentable Square Feet
One California Plaza	Los Angeles, CA	993,469
Cerritos Corporate Center	Cerritos, CA	326,535
Washington Mutual Campus	Irvine, CA	414,595
San Diego Tech Center	San Diego, CA	645,934
Stadium Gateway	Anaheim, CA	272,826
Wells Fargo Center	Denver, CO	1,211,773
		3,865,132

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

During the three months ended June 30, 2008, we recorded $15.6 million of costs in connection with the management changes that occurred in the second quarter of 2008, primarily contractual separation obligations for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease and the Rand sub-lease.  These costs are included as part of general and administrative in our consolidated statement of operations.  Of these costs, $16.7 million represent cash charges, $1.6 million is a non-cash writeoff of tenant improvements, and ($2.7) million is a non-cash reversal of previously recorded stock-based compensation costs, net of non-cash compensation cost related to accelerated vesting of restricted stock.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 to September 30, 2007

Our results of operations for the three months ended September 30, 2008 compared to the same period in 2007 were significantly affected by acquisitions made during 2007 and dispositions made during 2007 and 2008.  Therefore, our results are not comparable from period to period.  To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio analysis are our hotel and the properties in our office portfolio, with the exception of our joint venture properties, the 1920 and 2010 Main Plaza and City Plaza properties that were disposed of during 2008, the Wateridge Plaza, Pacific Center and Regents Square properties that were disposed of during 2007, 130 State College which was acquired in July 2007 and 3161 Michelson which was placed in service in September 2007.

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	9/30/08	9/30/07	Decrease	Change	9/30/08	9/30/07	Decrease	Change

Revenue:
Rental	$82.7	$89.0	$(6.3)	-7%	$84.5	$92.6	$(8.1)	-9%
Tenant reimbursements	27.6	27.5	0.1		28.1	27.5	0.6	2%
Hotel operations	6.3	6.7	(0.4)	-6%	6.3	6.7	(0.4)	-6%
Parking	12.9	12.3	0.6	5%	13.0	12.4	0.6	5%
Management, leasing and development services	–	–	–		1.5	1.7	(0.2)	-12%
Interest and other	0.9	2.6	(1.7)	-65%	2.1	3.9	(1.8)	-46%
Total revenue	130.4	138.1	(7.7)	-6%	135.5	144.8	(9.3)	-6%

Expenses:
Rental property operating and maintenance	32.9	32.4	0.5	2%	33.2	33.6	(0.4)	-1%
Hotel operating and maintenance	4.1	4.2	(0.1)	-2%	4.1	4.2	(0.1)	-2%
Real estate taxes	12.5	13.1	(0.6)	-5%	12.9	13.4	(0.5)	-4%
Parking	4.5	4.0	0.5	13%	4.5	3.2	1.3	41%
General and administrative	–	–	–		9.0	9.0	–
Other expense	1.4	1.9	(0.5)	-26%	1.6	2.0	(0.4)	-20%
Depreciation and amortization	43.6	51.1	(7.5)	-15%	46.7	55.7	(9.0)	-16%
Interest	62.4	64.1	(1.7)	-3%	65.4	66.1	(0.7)	-1%
Loss from early extinguishment of debt	–	8.4	(8.4)		1.5	12.4	(10.9)	-88%
Total expenses	161.4	179.2	(17.8)	-10%	178.9	199.6	(20.7)	-10%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and
minority interests	(31.0)	(41.1)	10.1	-25%	(43.4)	(54.8)	11.4	-21%
Equity in net loss of unconsolidated joint venture	(0.1)	(0.5)	0.4	-80%	(0.1)	(0.5)	0.4	-80%
Minority interests allocated to continuing operations	–	–	–		–	8.1	(8.1)
Loss from continuing operations	$(31.1)	$(41.6)	$10.5	-25%	$(43.5)	$(47.2)	$3.7	-8%

(Loss) income from discontinued operations					$(24.3)	$133.7

Rental Revenue

Same Properties Portfolio rental revenue decreased $6.3 million, or 7%, for the three months ended September 30, 2008 as compared to September 30, 2007, primarily due to a decrease in tenant occupancy compared to the prior year, and, to a lesser extent, an increase in bad debt expense in 2008.

Total Portfolio rental revenue decreased $8.1 million, or 9%, for the three months ended September 30, 2008 as compared to September 30, 2007, primarily due to a decrease in average occupancy compared to the prior year, principally in our Orange County portfolio, and, to a lesser extent, an increase in bad debt expense in 2008.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $1.7 million, or 65%, while Total Portfolio interest and other revenue decreased $1.8 million, or 46%.  Both decreases were primarily due to lease termination fees received from Ameriquest Corporation (“Ameriquest”) at our City Tower and City Parkway projects during third quarter 2007, with no comparable activity during third quarter 2008.

Parking Expense

Total Portfolio parking expense increased $1.3 million, or 41%, during the three months ended September 30, 2008 as compared to September 30, 2007.  This increase was primarily due to a full quarter’s impact of the commencement of operations at two parking structures built in 2007 in connection with the 3161 Michelson development at our Park Place campus.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $7.5 million, or 15%, largely a result of the accelerated writeoff of in-place lease costs due to early lease terminations at our Orange County properties, primarily Ameriquest, and the writeoff of deferred lease costs as a result of the bankruptcy of New Century Financial Corporation (“New Century”).

Total Portfolio depreciation and amortization expense decreased $9.0 million, or 16%, during the three months ended September 30, 2008 as compared to September 30, 2007, primarily due to lower occupancy in our Orange County portfolio through a combination of early lease terminations as well as contractual expiration of existing leases on spaces that remain vacant.  This resulted in a decrease in depreciation and amortization expense from fully amortized costs from expiring leases with no new replacement activity.

Interest Expense

Interest expense for our Same Properties Portfolio decreased $1.7 million, or 3%, during the three months ended September 30, 2008 as compared to September 30, 2007, primarily due to lower average LIBOR rates in 2008 compared to 2007.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt of $8.4 million for our Same Properties Portfolio during the three months ended September 30, 2007 was comprised of the writeoff of unamortized loan costs and other costs incurred related to the refinancing of the KPMG Tower loan in September 2007, with no comparable activity in 2008.

Loss from early extinguishment of debt of $1.5 million in our Total Portfolio during the three months ended September 30, 2008 reflects the writeoff of unamortized loan costs related to the termination of our $130.0 million revolving credit facility.  Loss from early extinguishment of debt of $12.4 million in our Total Portfolio for the three months ended September 30, 2007 includes the writeoff of unamortized loan costs related to the repayment of the term loan as well as the KPMG Tower refinancing, both of which occurred during the three months ended September 30, 2007.

Minority Interests Allocated to Continuing Operations

Minority interests allocated to continuing operations decreased $8.1 million during the three months ended September 30, 2008 as compared to September 30, 2007 due to our increased net loss.  In accordance with Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, during the three months ended September 30, 2008, we were unable to allocate $9.5 million of our net loss to our minority partners since to do so would have reduced their investment in the equity of the Operating Partnership to less than zero.  Should we record net income in future periods, we will allocate 100% of such income to our common stockholders until such point in time that the losses in excess of our minority partners’ basis previously allocated to our common stockholders is restored.

Discontinued Operations

Discontinued operations generated income of $133.7 million during the three months ended September 30, 2007, mainly due to the gain on sale from Regents Square and Pacific Center, while discontinued operations generated a loss of $24.3 million during the three months ended September 30, 2008, primarily due to $21.8 million of impairment charges and a $1.8 million loss from extinguishment of debt resulting from the writeoff of unamortized loan costs associated with the loans assumed by the buyers of 1920 and 2010 Main Plaza and City Plaza.

Results of Operations

Comparison of the Nine Months Ended September 30, 2008 to September 30, 2007

Our results of operations for the nine months ended September 30, 2008 compared to the same period in 2007 were significantly affected by acquisitions made during 2007 and dispositions made in 2007 and 2008.  Therefore, our results are not comparable from period to period.  To eliminate the effect of the changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio analysis are our hotel and the properties in our office portfolio, with the exception of our joint venture properties, the Wateridge Plaza, Pacific Center and Regents Square properties that were disposed of during 2007, properties acquired in the Blackstone Transaction in April 2007, 130 State College which was acquired in July 2007 and 3161 Michelson which was placed in service in September 2007.

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Nine Months Ended		Increase/	%	For the Nine Months Ended		Increase/	%
	9/30/08	9/30/07	Decrease	Change	9/30/08	9/30/07	Decrease	Change

Revenue:
Rental	$171.7	$175.0	$(3.3)	-2%	$256.7	$233.7	$23.0	10%
Tenant reimbursements	61.0	61.1	(0.1)		82.4	75.2	7.2	10%
Hotel operations	20.2	20.0	0.2	1%	20.2	20.0	0.2	1%
Parking	31.7	30.1	1.6	5%	40.2	34.2	6.0	18%
Management, leasing and development services	–	–	–		5.3	6.6	(1.3)	-20%
Interest and other	2.3	1.3	1.0	77%	8.9	8.8	0.1	1%
Total revenue	286.9	287.5	(0.6)	-0%	413.7	378.5	35.2	9%

Expenses:
Rental property operating and maintenance	65.6	66.5	(0.9)	-1%	97.6	85.5	12.1	14%
Hotel operating and maintenance	13.1	12.6	0.5	4%	13.1	12.6	0.5	4%
Real estate taxes	24.5	23.5	1.0	4%	40.0	33.1	6.9	21%
Parking	11.0	9.5	1.5	16%	12.7	9.8	2.9	30%
General and administrative	–	–	–		52.8	27.9	24.9	89%
Other expense	0.2	0.2	–		4.5	3.1	1.4	45%
Depreciation and amortization	83.4	84.5	(1.1)	-1%	143.4	135.6	7.8	6%
Interest	118.5	108.4	10.1	9%	195.6	155.3	40.3	26%
Loss from early extinguishment of debt	–	13.2	(13.2)	-100%	1.5	20.8	(19.3)	-93%
Total expenses	316.3	318.4	(2.1)	-1%	561.2	483.7	77.5	16%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and
minority interests	(29.4)	(30.9)	1.5	-5%	(147.5)	(105.2)	(42.3)	40%
Equity in net loss of unconsolidated joint venture	(0.8)	(1.7)	0.9	-53%	(0.8)	(1.7)	0.9	-53%
Minority interests allocated to continuing operations	–	–	–		10.6	16.5	(5.9)	-36%
Loss from continuing operations	$(30.2)	$(32.6)	$2.4	-7%	$(137.7)	$(90.4)	$(47.3)	52%

(Loss) income from discontinued operations					$(79.8)	$149.5

Rental Revenue

Rental revenue for our Same Properties Portfolio decreased $3.3 million, or 2%, for the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to a decrease in occupancy at our Park Place and Pacific Arts Plaza properties in Orange County, California, partially offset by rent increases on new lease commencements in our Los Angeles County portfolio.

Total Portfolio rental revenue increased $23.0 million, or 10%, for the nine months ended September 30, 2008 as compared to September 30, 2007, due to nine months of activity for properties acquired in the Blackstone Transaction during 2008 versus five months of activity during 2007, partially offset by lower average occupancy during 2008 in the properties acquired in the Blackstone Transaction and at our Park Place and Pacific Arts Plaza properties in Orange County, California.

Tenant Reimbursements

Total Portfolio tenant reimbursements increased $7.2 million, or 10%, for the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Parking Revenue

Parking revenue for our Same Properties Portfolio increased $1.6 million, or 5%, for the nine months ended September 30, 2008 as compared to September 30, 2007, as a result of annual parking rate increases of 5% made in July each year.

Total Portfolio parking revenue increased $6.0 million, or 18%, for the nine months ended September 30, 2008 as compared to September 30, 2007, mainly due to properties acquired in the Blackstone Transaction and, to a lesser extent, the Same Properties Portfolio.

Management, Leasing and Development Services

Total Portfolio management, leasing and development services revenue decreased $1.3 million, or 20%, for the nine months ended September 30, 2008 as compared to September 30, 2007 as a result of a decrease in leasing commissions earned from our joint venture with Macquarie Office Trust.

Interest and Other Revenue

Interest and other revenue for our Same Properties Portfolio increased $1.0 million, or 77%, during the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to settlement income earned in 2008, with no comparable activity during 2007.

Rental Property Operating and Maintenance Expense

Total Portfolio rental property operating and maintenance expense increased $12.1 million, or 14%, during the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Real Estate Taxes

Total Portfolio real estate taxes increased $6.9 million, or 21%, during the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Parking Expense

Same Properties Portfolio parking expense increased $1.5 million, or 16%, during the nine months ended September 30, 2008 as compared to September 30, 2007.  These increases were primarily due to a full year’s impact of the commencement of operations at two parking structures built in 2007 in connection with the 3161 Michelson development at our Park Place campus.

Total Portfolio parking expense increased $2.9 million, or 30%, during the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to properties acquired in the Blackstone Transaction and, to a lesser extent, the Same Properties Portfolio.

General and Administrative Expense

Total Portfolio general and administrative expense increased $24.9 million, or 89%, during the nine months ended September 30, 2008 as compared to September 30, 2007, mainly due to $15.6 million of costs incurred in connection with changes in management, primarily contractual separation obligations for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease combined with $8.3 million of investment banking, legal and other professional fees incurred in connection with the strategic review that was concluded by the Special Committee of our Board of Directors during the second quarter of 2008, with no comparable activity during 2007.

Other Expense

Total Portfolio other expense increased $1.4 million, or 45%, during the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to nine months of ground lease expense during 2008 associated with properties acquired in the Blackstone Transaction compared to five months of such expense during 2007.

Depreciation and Amortization Expense

Total Portfolio depreciation and amortization expense increased $7.8 million, or 6%, during the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to properties acquired in the Blackstone Transaction.

Interest Expense

Interest expense for our Same Properties Portfolio increased $10.1 million, or 9%, during the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to the refinancing of Wells Fargo Tower (in April 2007) and KPMG Tower (in September 2007).  The refinancing of these properties resulted in increased loan balances and higher interest rates than the loans previously encumbering these properties.

Total Portfolio interest expense increased $40.3 million, or 26%, during the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to mortgage loans on the properties acquired in the Blackstone Transaction and, to a lesser extent, the refinancing of the Wells Fargo and KPMG Towers.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt for our Same Properties Portfolio decreased $13.2 million during the nine months ended September 30, 2008 as compared to September 30, 2007, largely due to the writeoff of unamortized loan costs and other costs incurred in connection with the refinancing of KPMG Tower in September 2007 and Wells Fargo Tower in April 2007.  We had no comparable activity during 2008.

Loss from early extinguishment of debt for our Total Portfolio was $20.8 million during the nine months ended September 30, 2007 as compared to $1.5 million during the nine months ended September 30, 2008.  Activity in 2008 reflects the writeoff of unamortized loan costs related to the termination of our $130.0 million revolving credit facility, while 2007 activity includes costs incurred with the refinancing of KPMG and Wells Fargo Towers along with the writeoff of unamortized loan costs, as well as the repayment of the bridge mortgage loan and the term loan, each of which were used to help fund the Blackstone Transaction.

Minority Interests Allocated to Continuing Operations

Minority interests allocated to continuing operations decreased $5.9 million, or 36%, during the nine months ended September 30, 2008 as compared to September 30, 2007 due to our increased net loss.  In accordance with ARB No. 51, during the nine months ended September 30, 2008, we were unable to allocate $17.0 million of our net loss to our minority partners since to do so would have reduced their investment in the equity of the Operating Partnership to less than zero.  Should we record net income in future periods, we will allocate 100% of such income to our common stockholders until such point in time that the losses in excess of our minority partners’ basis previously allocated to our common stockholders is restored.

Discontinued Operations

Discontinued operations decreased from income of $149.5 million during the nine months ended September 30, 2007, generated from the sales of Wateridge Plaza, Regents Square and Pacific Center, to a loss of $79.8 million during the nine months ended September 30, 2008, mainly due to impairment charges totaling $73.7 million combined with the writeoff of unamortized loan costs related to mortgage loans assumed by the buyers in connection with the dispositions of 1920 and 2010 Main Plaza and City Plaza.

Indebtedness

Mortgage Loans

As of September 30, 2008, our consolidated debt was comprised of mortgages secured by 27 properties and five construction loans.  A summary of our consolidated debt as of September 30, 2008 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Debt to Maturity
Fixed-rate	$3,694.9	75.80%	5.51%	7 years
Variable-rate swapped to fixed-rate	421.6	8.65%	7.18%	4 years
Variable-rate	758.0	15.55%	6.40%	1 year
	$4,874.5	100.00%	5.80%	6 years

As of September 30, 2008, approximately 84% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.7% on an interest-only basis with a weighted average remaining term of approximately seven years.  Our variable-rate debt bears interest at a rate based on one-month LIBOR (3.93%) as of September 30, 2008, except for our 17885 Von Karman and 2385 Northside Drive construction loans, which bore interest at prime (5.00%) as of September 30, 2008.  Our variable-rate debt at September 30, 2008 had a weighted average term to initial maturity of approximately one year (approximately three years assuming exercise of extension options).

As of September 30, 2008, our ratio of total consolidated debt to total consolidated market capitalization was approximately 89.4% of our total market capitalization of $5.4 billion (based on the closing price of our common stock of $5.96 per share on the New York Stock Exchange on September 30, 2008).  Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was approximately 94.0% as of September 30, 2008.  Our total consolidated market capitalization includes the book value of our consolidated debt, the liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and Operating Partnership units as of September 30, 2008.

           Certain information with respect to our indebtedness as of September 30, 2008 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)
Floating-Rate Debt
Repurchase facility (3)	5.68%	5/1/2011	$35,000	$2,014	$35,000

Construction Loans:
3161 Michelson (4)	6.93%	9/28/2009	179,814	12,627	179,814
Lantana Media Campus (5)	5.43%	6/13/2009	72,339	3,980	72,339
17885 Von Karman	5.50%	6/30/2010	24,143	1,346	24,143
2385 Northside Drive	5.50%	8/6/2010	13,752	767	13,752
207 Goode (6)	5.73%	5/1/2010	1,205	70	1,205
Total construction loans			291,253	18,790	291,253

Variable-Rate Mortgage Loans:
Griffin Towers (7)	7.43%	5/1/2010	125,000	9,412	125,000
Plaza Las Fuentes (8)	7.18%	9/29/2010	100,000	7,276	100,000
500-600 City Parkway (9)	5.28%	5/9/2009	97,750	5,229	97,750
Brea Corporate Place (10)	5.88%	5/1/2009	70,469	4,198	70,469
Brea Financial Commons (10)	5.88%	5/1/2009	38,532	2,296	38,532
Total variable-rate mortgage loans			431,751	28,411	431,751

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (11)	7.16%	10/9/2012	396,553	28,804	396,553
207 Goode (6)	7.36%	5/1/2010	25,000	1,867	25,000
Total variable-rate swapped to fixed-rate loans			421,553	30,671	421,553
Total floating-rate debt			1,179,557	79,886	1,179,557

Fixed-Rate Debt
Wells Fargo Tower (Los Angeles, CA)	5.68%	4/6/2017	550,000	31,649	550,000
Two California Plaza (12)	5.50%	5/6/2017	466,104	26,208	470,000
Gas Company Tower	5.10%	8/11/2016	458,000	23,692	458,000
Pacific Arts Plaza	5.15%	4/1/2012	270,000	14,105	270,000
777 Tower (12)	5.84%	11/1/2013	269,670	16,176	273,000
US Bank Tower	4.66%	7/1/2013	260,000	12,284	260,000
550 South Hope Street (12)	5.67%	5/6/2017	198,398	11,499	200,000
Park Place I	5.64%	11/1/2014	170,000	9,588	170,000
City Tower (12)	5.85%	5/10/2017	139,829	8,301	140,000
Glendale Center	5.82%	8/11/2016	125,000	7,373	125,000
500 Orange Tower (12)	5.88%	5/6/2017	109,101	6,560	110,000
2600 Michelson (12)	5.69%	5/10/2017	109,074	6,351	110,000
Park Place II	5.39%	3/11/2012	99,595	5,443	99,595
Stadium Towers Plaza (12)	5.78%	5/11/2017	99,189	5,865	100,000
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903	98,000
801 North Brand	5.73%	4/6/2015	75,540	4,386	75,540
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685	52,000
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666	44,370
701 North Brand	5.87%	10/1/2016	33,750	2,009	33,750
700 North Central	5.73%	4/6/2015	27,460	1,594	27,460
Griffin Towers Senior Mezzanine	13.00%	5/1/2011	20,000	2,636	20,000
18581 Teller (12)	5.65%	5/6/2017	19,834	1,146	20,000
Total fixed-rate rate debt			3,694,914	207,119	3,706,715

Total consolidated debt			$4,874,471	$287,005	$4,886,272
__________
(1)
The September 30, 2008 one-month LIBOR rate of 3.93% was used to calculate interest on the variable-rate loans, except for the 17885 Von Karman and 2385 Northside Drive construction loans, which were calculated using the prime rate of 5.00% as of September 30, 2008.

(2)	Assuming no payment has been made in advance of its due date.
(3)	This loan bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.
(4)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.50% for 75.0% of the maximum loan balance during the loan term, excluding extension periods.  Two one-year extensions are available at our option, subject to certain conditions.  See “Subsequent Events” for a discussion of an additional paydown on this loan made subsequent to September 30, 2008.

(5)
One one-year extension is available at our option, subject to certain conditions.  See “Subsequent Events” for a discussion of a change in the interest rate on this loan resulting from a modification made subsequent to September 30, 2008.

(6)
This loan bears interest at a rate of LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  One one-year extension is available at our option, subject to certain conditions.

(7)
This loan bears interest at a rate of the greater of LIBOR or 3.00%, plus 3.50%.  As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.00% during the loan term, excluding the extension period.  One one-year extension is available at our option, subject to certain conditions.

(8)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions.

(9)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions.  See “Subsequent Events” for a discussion of a one-year extension of the maturity date of this loan made subsequent to September 30, 2008.

(10)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions.  See “Subsequent Events” for a discussion of a one-year extension of the maturity date of this loan made subsequent to September 30, 2008.

(11)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(12)	These loans are reflected net of the related debt discount. At September 30, 2008, the discount for all loans referenced totals approximately $12 million.

Financing Activity –

On September 29, 2008, we announced the completion of a $100.0 million financing secured by Plaza Las Fuentes and the Westin® Pasadena Hotel with Eurohypo AG, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent.  Net proceeds totaled approximately $95 million, of which approximately $65 million was used to extend three of our construction loans, including paying down principal balances, securing letters of credit, funding leasing reserves, and paying closing costs (as described below), leaving approximately $30 million available for general corporate purposes.

This loan bears interest at (i) LIBOR plus 3.25% or (ii) the base rate, as defined in the loan agreement, plus 2.25%.  This loan matures on September 29, 2010, with three one-year extensions available at our option, subject to certain conditions.  As required by the loan agreement, we entered into an interest rate cap agreement which limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods.  This loan requires principal payments of $100.0 thousand per month during the term of the loan, including any extension periods.  Additional principal paydowns will be required if the property’s debt service coverage ratio (as defined in the loan agreement) is less than specified amounts as of the applicable quarterly measurement date.

The terms of the Plaza Las Fuentes loan require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and cash liquidity, and a maximum amount of leverage.

Dispositions –

We disposed of three office properties during the three months ended September 30, 2008: 1920 and 2010 Main Plaza and City Plaza.  The mortgage loans related to these properties were assumed by the buyers upon disposal.

Corporate Credit Facility

In connection with the Blackstone Transaction during 2007, we obtained a new $530.0 million corporate credit facility, which was comprised of a $400.0 million term loan and a $130.0 million revolving credit facility (the “Revolver”).  The term loan was completely drawn and then repaid during 2007 and no amount remains available to be drawn under this term loan.

Concurrent with the completion of the financing of Plaza Las Fuentes, we terminated the Revolver.  The Revolver bore interest at (1) LIBOR plus 200 basis points or (2) the base rate, as defined in the loan agreement, plus 100 basis points.  The Revolver was secured by deeds of trust on certain of our office properties, including Plaza Las Fuentes, and pledges of equity interests in substantially all property-owning subsidiaries of the Operating Partnership.  This facility was scheduled to mature on April 24, 2011.  All standby letters of credit that were secured by the Revolver have been continued with the issuing financial institution and are no longer secured by the Revolver.

Construction Loans

A summary of our construction loans as of September 30, 2008 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of Sept. 30, 2008	Available for Future Funding
3161 Michelson	$203,566	$179,814	$23,752
Lantana Media Campus	88,000	72,339	15,661
207 Goode	64,497	26,205	38,292
17885 Von Karman	33,600	24,143	9,457
2385 Northside Drive	19,860	13,752	6,108
	$409,523	$316,253	$93,270

Amounts shown as available for future funding as of September 30, 2008 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.  See “Subsequent Events” for a discussion of an additional paydown of the 3161 Michelson construction loan that occurred subsequent to September 30, 2008.

Each of our construction loans is guaranteed by our Operating Partnership.  As of September 30, 2008, the amounts guaranteed by our Operating Partnership are $26.2 million for our 207 Goode project and $56.7 million for all of our other projects combined.

Extensions –

3161 Michelson

On September 29, 2008, we extended our 3161 Michelson construction loan for a period of one year.  The loan, with Eurohypo AG, as Administrative Agent, is now scheduled to mature on September 28, 2009.  The amended loan bears interest at (i) LIBOR plus 3.00% or (ii) the base rate, as defined in the original loan agreement, plus 2.25%.  There are two one-year extension periods available under this loan at our option, subject to certain conditions.  As required by the amended loan agreement, we entered into an interest rate cap agreement which limits the LIBOR portion of the interest rate to 5.50% for 75% of the maximum available amount as of the extension.

As part of the conditions to extend the maturity date of this loan, we made a principal payment totaling $33.0 million and funded a $7.5 million increase in tenant improvement reserves using proceeds from the financing of Plaza Las Fuentes.  On September 30, 2008, the lender withdrew the $3.4 million balance in a restricted cash account under its control and applied it to the principal balance of the loan.  See “Subsequent Events” for a discussion of an additional paydown on this loan made subsequent to September 30, 2008.

The terms of the amended loan agreement require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage and fixed charge coverage, and a maximum amount of leverage.

In connection with this loan, our Operating Partnership has entered into certain guaranties, some of which were modified by the amended loan agreement.  See “Operating Partnership Contingent Obligations – 3161 Michelson Master Lease Obligations.”

17885 Von Karman

On September 30, 2008, we extended our 17885 Von Karman construction loan with Guaranty Bank for a period of eighteen months.  This loan is now scheduled to mature on June 30, 2010.  The modified loan bears interest at (i) LIBOR plus 2.50% or (ii) the base rate, as defined in the modification agreement, plus 0.50%.  A floor interest rate of 5.00% applies to both LIBOR and base rate loans.

As part of the conditions to extend the maturity date of this loan, we made a principal payment of $4.8 million using proceeds received from the financing of Plaza Las Fuentes.  After the extension, the maximum amount available under this loan totals $33.6 million.  No additional reserves were funded in connection with the extension of this loan.

2385 Northside Drive

On September 30, 2008, we extended our 2385 Northside Drive construction loan with Guaranty Bank for a period of eighteen months.  This loan is now scheduled to mature on August 6, 2010.  The modified loan bears interest at (i) LIBOR plus 2.50% or (ii) the base rate, as defined in the modification agreement, plus 0.50%.  A floor interest rate of 5.00% applies to both LIBOR and base rate loans.

As part of the conditions to extend the maturity date of this loan, we made a principal payment of $6.5 million using proceeds received from the financing of Plaza Las Fuentes.  After the extension, the maximum amount available under this loan totals $19.9 million.  No additional reserves were funded in connection with the extension of this loan.

Operating Partnership Contingent Obligations

In connection with the issuance of non-recourse mortgage loans secured by certain wholly owned subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the wholly owned subsidiaries be unable to satisfy certain obligations under otherwise non-recourse mortgage loans.  These guaranties are in the form of (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term, (2) the guaranty of debt service payments (as defined) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space, and (4) customary repayment guaranties under construction loans.  These partial guaranties of certain non-recourse mortgage debt of wholly owned subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements, are more fully described below.

Master Lease Agreements with Lenders

 As a condition to closing the mortgage loans on City Plaza, City Tower, 2600 Michelson and City Parkway in 2007, our Operating Partnership entered into a number of master lease agreements to guarantee rents on space leased by Ameriquest.  On July 1, 2007, Ameriquest terminated leases at each of these properties, which triggered our master lease obligations at City Tower and 2600 Michelson, and increased the likelihood that future payments will be required to be made by our Operating Partnership under master lease obligations at City Parkway.  We can mitigate future obligations under these master leases by re-leasing the space covered by our various guaranties to new tenants.  On September 2, 2008, we sold City Plaza to Hudson Capital, LLC, which included the assumption of the existing $101.0 million mortgage.  Accordingly we have no further master lease obligations with respect to City Plaza.

City Tower –

In connection with the entry into a $140.0 million mortgage loan on City Tower in 2007 by a wholly owned subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty with the lender for all rents derived from 71,657 rentable square feet leased to Ameriquest through February 28, 2010 (the “City Tower Master Lease”).  The City Tower Master Lease was triggered on July 1, 2007 upon the termination of Ameriquest’s leases at City Tower.  As a result, our obligations to fund the remaining $4.3 million in future rents payable by Ameriquest under their City Tower leases from July 1, 2007 to February 28, 2010, as well as to pay for the first $34.00 per square foot, or approximately $2.4 million, in costs associated with re-leasing this space, was triggered under the City Tower Master Lease.

We received a termination fee from Ameriquest in the amount of $2.4 million, which we deposited in lender-controlled restricted cash interest reserves as a prepayment of a portion of our City Tower Master Lease obligations.  Subsequent to July 1, 2007, we leased 34,353 rentable square feet to new tenants whose leases will generate another $2.0 million in rents through February 28, 2010.  A combination of the Ameriquest termination fees deposited in the lender-controlled restricted cash interest reserves, as well as future rents payable under the space re-leased to date, satisfies our obligations as it relates to paying rents under our City Tower Master Lease.  We are still obligated to fund $2.4 million of leasing costs related to the City Tower Master Lease space.  City Tower is a 411,843 rentable square foot building that is 78.9% leased as of September 30, 2008.

2600 Michelson –

In connection with the entry into a $110.0 million mortgage loan on 2600 Michelson in 2007 by a wholly owned subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty for all rents derived from 97,798 rentable square feet leased to Ameriquest through January 31, 2011 (the “2600 Michelson Master Lease”).  The 2600 Michelson Master Lease would have been triggered upon the July 1, 2007 termination of Ameriquest’s leases at 2600 Michelson; however, we simultaneously entered into direct leases with subtenants of Ameriquest that were in occupancy and paying rents on all 97,798 rentable square feet of space covered by the 2600 Michelson Master Lease.  The lender agreed to transfer our 2600 Michelson Master Lease obligations to these new tenants.

During the fourth quarter of 2007, one of these new tenants terminated their lease on 20,025 square feet.  As a result, our obligations to fund the remaining $0.9 million in future rents payable under their 20,025 square foot lease from October 1, 2007 to January 31, 2011, as well as to pay for the first $34.00 per square foot, or approximately $0.7 million, in costs associated with re-leasing this space, was triggered under our 2600 Michelson Master Lease.  We received a termination fee from this tenant in the amount of $0.3 million, which we deposited in lender-controlled restricted cash interest reserves as a prepayment of a portion of our 2600 Michelson Master Lease obligations.  Unless we re-lease this space to a new tenant, we will be required to fund the remaining $0.6 million in rental obligations on a monthly basis commencing in November 2008 and then deposit $0.7 million into a lender-controlled restricted cash leasing reserve on January 31, 2011.

As of September 30, 2008, the tenants occupying the remaining 77,773 rentable square feet covered under the 2600 Michelson Master Lease are current under their lease agreements.  Our remaining exposure related to these tenants is approximately $4.2 million as of September 30, 2008.  As long as these tenants are not in default under their lease agreements, our contingent obligations under the 2600 Michelson Master Lease will decrease to zero by January 31, 2011, at a rate of approximately $0.4 million per quarter.  Should these tenants default under their lease agreements prior to that date, in addition to our responsibility to guarantee their remaining future rental payments, our Operating Partnership will also be liable for the first $34.00 per square foot, or $2.6 million, of leasing costs incurred to re-lease this space.  2600 Michelson is a 308,000 rentable square foot building that is 82.0% leased as of September 30, 2008.

City Parkway –

In connection with the entry into a $97.8 million ($117.0 million when fully drawn) mortgage loan on City Parkway during 2007 by a wholly owned subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty with the lender for all rents derived from 261,288 rentable square feet leased to Ameriquest (the “City Parkway Master Lease”).  The likelihood that the City Parkway Master Lease will be triggered significantly increased on July 1, 2007 upon the termination of Ameriquest’s leases at City Parkway.  The master lease requires rental payments by our Operating Partnership calculated as $23.00 per square foot multiplied by the vacant City Parkway Master Lease space (up to $6.0 million per year).  The master lease will be reduced and/or terminated in part or in full upon the earlier of two years from the commencement date (for a maximum exposure of $12.0 million over two years), or as the vacant space is re-leased.  The master lease commencement date begins upon the later of the termination of the Ameriquest space (which has occurred) and when the combined amount available under the Future Interest Advance and the Interest Reserve (as defined in the loan agreement) is less than $2.0 million and the Underwritten Debt Service Coverage Ratio (as defined in the loan agreement) is less than 1.05:1.00.  The commencement date has not yet occurred as the Future Interest Advance, which was $11.0 million as of September 30, 2008, currently exceeds the $2.0 million trigger.  Subsequent to September 30, 2008, we requested $0.8 million in Future Interest Advances, resulting in a reduction of the undrawn balance to $10.2 million.  City Parkway is a 457,204 rentable square foot office complex that is 26.6% leased as of September 30, 2008.

See “Subsequent Events” for a discussion of the extension of the City Parkway mortgage loan subsequent to September 30, 2008 and the impact of this extension on our City Parkway Master Lease, which remains in effect.

Debt Service Guaranties

As a condition to closing the fixed-rate mortgage loans on 18581 Teller, 3800 Chapman, 500 Orange Tower and the $109.0 million variable-rate mortgage secured by both Brea Corporate Place and Brea Financial Commons (the “Brea Campus”) in 2007, our Operating Partnership entered into various debt service guaranty agreements.  Under each of the debt service guaranties, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the Tax and Insurance Reserve, (ii) the Capital Reserve, (iii) the Rollover Reserve, and (iv) the Ground Lease Reserve (Brea Corporate Place only).  Each guaranty commences on January 1, 2009 and expires on December 31, 2009 for 18581 Teller and 500 Orange Tower and on May 6, 2017 for 3800 Chapman.  For the loan secured by our Brea Campus, our guaranty expires on May 1, 2009, unless we exercise our extension options, through which the guaranty can be extended until May 1, 2012 if all three one-year extension options are exercised.  Each of the guaranties can expire before its respective term upon determination by the lender that the relevant property has achieved a Debt Service Coverage Ratio (as defined in the loan agreements) of at least 1.10:1.00 for two consecutive calculation dates.

The following table provides information regarding each debt service guaranty as of September 30, 2008:

Property	Rentable Square Feet	Leased Percentage	Guaranty Commence Date	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
500 Orange Tower	334,072	80.2%	1-1-09	12-31-09	$6.6M	$4.0M
18581 Teller	86,087	100.0%	1-1-09	12-31-09	1.2M	1.5M
3800 Chapman	157,231	63.4%	1-1-09	5-06-17	2.7M	2.0M	(3)
Brea Campus	494,480	62.1%	1-1-09	5-01-09	6.5M	3.1M	(4)
__________
(1)	Annual Debt Service represents annual interest expense only.
(2)
Tax and Insurance Reserve payment obligations and ground lease payment obligations (Brea Corporate Place only) are reflected as deductions to derive In-Place Annual Cash NOI.  In-Place Annual Cash NOI represents actual third quarter 2008 Cash NOI multiplied by four.

(3)
In-Place Annual Cash NOI for 3800 Chapman of $1.2 million has been increased to eliminate the effect of a free rent period (which free rent will expire prior to the commencement date of the Debt Service Guaranty) for a tenant under their existing 99,706 rentable square foot lease.

(4)
In-Place Annual Cash NOI for Brea Campus of $0.4 million has been increased to eliminate the effect of a free rent period (which free rent will expire prior to the commencement date of the Debt Service Guaranty) for a tenant under their existing 72,023 rentable square foot lease, and to reflect the impact of a new 78,056 square foot lease signed during the second quarter of 2008, which lease is anticipated to commence during the fourth quarter of 2008.

During the term of the respective guaranties shown in the table above, we also fund a Capital Reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to replenish a Rollover Reserve when the amounts held by the lenders are less than the levels specified in the loan agreements.

See “Subsequent Events” for a discussion of the extension of the Brea Campus mortgage loan subsequent to September 30, 2008 and the impact of this extension on our debt service guaranty.

3161 Michelson Master Lease Obligations

In connection with the funding of the construction loan on 3161 Michelson, our Operating Partnership entered into a guaranty relating to an amount equal to 60 monthly rental payments under the New Century lease (the “New Century Occupancy Guaranty”).  Our obligations under the New Century Occupancy Guaranty terminate upon the earlier of (i) New Century (or a replacement tenant acceptable to lender) taking possession and commencing to pay rent in accordance with its lease, or (ii) the date on which at least 90% of the rentable square footage of the property has been occupied for 6 consecutive months.  Our obligations under these guaranties were triggered upon the bankruptcy filing of New Century.  As of September 30, 2008, our unmitigated obligation under the New Century Occupancy Guaranty over the next five years is as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter
Annual obligation	$1.2	$7.4	$7.5	$7.8	$6.2	$2.8
Less: amount mitigated through re-leasing	–	1.9	3.8	4.6	3.6	–
Unmitigated obligation	$1.2	$5.5	$3.7	$3.2	$2.6	$2.8

In addition, our Operating Partnership entered into a Parking Master Lease for the parking structures secured by the 3161 Michelson construction loan in the amount of $9.0 million annually for a term of 10 years commencing September 2007.  The rent obligations under the Parking Master Lease are reduced by the amount of rent or other contractual income derived from sub-tenants or the parking operator.  For the quarter ended September 30, 2008, annualized in-place parking revenue was approximately $3 million.  Our Operating Partnership is currently making annualized Parking Master Lease payments of approximately $6 million to the lender.  We expect to mitigate our future obligations under the Parking Master Lease by actively seeking new tenants to lease vacant space at our Park Place Campus, which we expect will generate additional parking revenue.

On September 29, 2008, we extended the maturity date of the 3161 Michelson construction loan to September 28, 2009.  In connection with this extension, we agreed that any termination or reduction of our obligation under the New Century Occupancy Guaranty resulting from leasing the space to a new tenant will be disallowed if the new tenant defaults under the terms of their lease.  In addition, our letter of credit was increased from $9.0 million to $12.6 million in order to collateralize one year’s unmitigated exposure under the New Century Occupancy Guaranty and the Parking Master Lease as of the extension date.  The lender has the right to draw on the full amount of this letter of credit and apply the proceeds received to reduce the outstanding principal balance of this loan.  See “Subsequent Events” for a discussion of the drawdown of this letter of credit as an additional paydown on this loan made subsequent to September 30, 2008.  We have no obligation to replace the $12.6 million letter of credit.  We may be required to provide a new letter of credit of up to approximately $5 million in the event our annual unmitigated exposure under our New Century Occupancy Guaranty and Parking Master Lease increases as a result of defaults by tenants on re-leased New Century space or reductions in in-place parking revenue.

Plaza Las Fuentes Mortgage Guarantee Obligations

In connection with our wholly-owned subsidiary’s entry into a $100.0 million mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet).  If either tenant defaults on their lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to: (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”).  The PLF Leasing Reserve would be available to us for reimbursement of tenant improvements and leasing commissions incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest.  We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months worth of rent, provided that, in no event shall the amount so deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant.  As of September 30, 2008, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $5.0 million.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of September 30, 2008, we had $141 million in cash and cash equivalents as compared to $175 million as of December 31, 2007.  We also had restricted cash balances of $210 million and $239 million, as of September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, restricted cash was comprised of $100 million in leasing and capital expenditure reserves, $39 million in tax, insurance and other working capital reserves, $37 million in collateral accounts available to us in future periods, $23 million in prepaid rents received from tenants and $11 million of interest reserves, all held by lenders under our various mortgage loans.  The $37 million in collateral accounts is comprised of $23 million in cash collateral held by our swap counterparty securing obligations under the KPMG Tower interest rate swap agreement that will be returned to us over time as we satisfy our obligations and $14 million in cash collateral securing standby letters of credit, primarily related to our 3161 Michelson construction loan.  See “Subsequent Events” for a discussion of an additional paydown on this loan made subsequent to September 30, 2008.

At the time of closing the Blackstone Transaction, projected monthly debt service requirements of acquisition debt exceeded monthly projected cash to be provided from operations of the properties acquired.  We expect this to continue until we are able to stabilize the acquired portfolio through lease up.  To assist funding cash shortfalls arising from the Blackstone Transaction, we established restricted cash reserves to cover future payments for interest, tenant improvements and leasing commissions, funded from mortgage loan proceeds received at the closing of the Blackstone Transaction.  As of September 30, 2008, we had a total of approximately $55 million of restricted cash leasing reserves, as well as approximately $11 million of restricted cash debt service reserves remaining.  We also have available $8 million in future loan draws under the City Parkway mortgage to cover re-tenanting costs and an additional $11 million in future loan draws to fund debt service prior to stabilization of that property.

In connection with property acquisitions and refinancing of existing assets, we typically reserve a portion of the loan proceeds at closing in restricted cash accounts (as described above for the Blackstone Transaction) to fund anticipated expenditures for leasing commissions and tenant improvement costs for both existing and prospective tenants, as well as non-recurring discretionary capital expenditures, such as major lobby renovations, which we believe will result in enhanced revenues.  We believe this strategy of funding significant upfront investments in leasing costs with loan proceeds better matches the predictable long-term income streams generated by our leases with our monthly debt service requirements.

As of September 30, 2008, of the $210 million in restricted cash reserves included in the consolidated balance sheet, approximately $99 million is attributable to reserves for leasing commissions and tenant improvements (“Leasing Reserves”).  We also have up to $50 million in available Leasing Reserves through undrawn loan proceeds.  Our available Leasing Reserves should reduce our reliance upon cash flows from operating activities during the next twelve months to fund capital expenditures associated with renewing expiring leases or executing new leases on vacant space.  As of September 30, 2008, our only project with significant leasing requirements that has minimal Leasing Reserves is Park Place (excluding 3161 Michelson), which was 65% leased at September 30, 2008.  Although this project is currently being marketed for sale, we may choose to fund prospective re-leasing costs at Park Place through new Leasing Reserves established from future property-level refinancing or cash on hand.

The following is a summary of our available Leasing Reserves as of September 30, 2008 (in millions):

Description	Restricted Cash Accounts	Undrawn Debt Proceeds	Total Leasing Reserves
LACBD (1)	$29.6	$3.4	$33.0
Orange County - EOP (2)	44.9	8.3	53.2
Orange County – Other	4.7	–	4.7
Tri Cities	12.1	–	12.1
Completed developments (3)	7.5	39.2	46.7
	$98.8	$50.9	$149.7
__________
(1)	Undrawn debt proceeds represent future loan draws available under the KPMG Tower mortgage to fund leasing costs related to the Latham & Watkins LLP lease.
(2)	Undrawn debt proceeds represent future loan draws available under the City Parkway mortgage to fund re-tenanting costs.
(3)
Undrawn debt proceeds represent amounts available for future borrowing under our construction loans at 3161 Michelson, 17885 Von Karman and 2385 Northside Drive.  Excludes our Lantana Media Campus and 207 Goode developments that are still under construction, which are discussed separately below.

As of September 30, 2008, we have executed leases that contractually commit us to pay approximately $55 million in unpaid leasing costs and tenant improvements, of which approximately $45 million will be funded through Leasing Reserves while the rest must be funded from other sources.  Of the $55 million in outstanding lease costs, $8 million is not contractually due until 2009 and another $13 million is not contractually due until 2010 and beyond.  The remaining $34 million is contractually available for payment to tenants upon request during 2008, but actual payment is largely dependent upon the timing of requests from those tenants.  In addition, we expect to spend approximately $75 million to $100 million in capital improvements, tenant improvements and leasing costs related to future leasing activity during the next twelve months in our Effective Portfolio (excluding construction in progress, discussed below), depending on leasing activity.  Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties.  Tenant improvements and leasing costs may fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the time it takes for tenants to request payment and overall market conditions.

As outlined above, we have approximately $150 million in available Leasing Reserves as of September 30, 2008.  We believe these reserves are adequate to pay up to $45 million in existing obligations ($39 million of which tenants can contractually require us to fund prior to December 31, 2010) with remaining reserves that can fund between approximately 1.7 million to 2.1 million square feet of leasing assuming costs ranging from $50.00 to $60.00 per square foot.  We incurred approximately $44.00 per square foot, $24.00 per square foot and $32.00 per square foot in leasing costs on new and renewal leases executed during the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006, respectively.  Fluctuations in actual lease costs incurred will largely depend on the type of building and the term of the lease.  Longer-term leases typically require larger tenant improvement allowances.  For example, our current year increase in cost per square foot on signed leases was primarily driven by two large tenant leases, one of which has a term of 17 years.  Future lease costs expected to be incurred at our recently completed development projects will also be higher than our historical average on a per square foot basis as these projects require the build out of raw space.  However, we expect to fund the majority of these costs through construction loan proceeds.

We currently have two office projects in various stages of development, both of which are being funded by construction loans: the Lantana Media Campus and 207 Goode.  The total amount of the construction loan for Lantana Media Campus is $88.0 million, of which $72.3 million was drawn as of September 30, 2008, leaving $15.7 million available for future draws.  The Lantana Media Campus project is expected to be delivered in phases with Lantana South by the end of 2008 and Lantana East during the first half of 2009.  The total amount of the construction loan for 207 Goode is $64.5 million, of which $26.2 million was drawn as of September 30, 2008, leaving $38.3 million available for future construction funding.  The 207 Goode project is expected to be delivered during 2009.  We also have approximately $39 million available under our 3161 Michelson, 17885 Von Karman and 2385 Northside Drive construction loans, primarily funds available for anticipated leasing costs.  The actual timing of our construction expenditures may fluctuate given the actual progress and status of the development properties and leasing activity.  We believe that the undrawn construction loan balances available as of September 30, 2008 will be sufficient to substantially cover remaining development and tenanting costs.

As of September 30, 2008, we had approximately $472 million in principal payments due and debt maturing from October 1, 2008 through December 31, 2009.  Scheduled principal amortization includes approximately $0.5 million during the remainder of 2008 and $2.5 million during the year ending December 31, 2009 (approximately $0.6 million per quarter) under two mortgage loans and a $10.0 million principal payment due in May 2009 under the Repurchase Facility incurred in connection with the Griffin Towers refinancing.  The remaining $459 million in maturities have various extension options available to us, subject to certain conditions.  We have $207 million in mortgage loans maturing in May 2009 secured by our City Parkway and Brea Campus properties, which were extended to May 2010 subsequent to September 30, 2008.  See “Subsequent Events.”  In June 2009, our $72 million

Lantana Media Campus construction loan matures, while in September 2009 our $180 million 3161 Michelson construction loan matures.

Our Lantana Media Campus construction loan includes a one-year option to extend the maturity date from June 13, 2009 to June 13, 2010, subject to certain conditions, principally the requirement for the property to meet a debt service coverage ratio test and a re-balancing condition.  We expect to meet these conditions based on the status of leasing activity at the project to date.  We intend to enter into discussions with the lender to extend this loan shortly, which we believe may result in a small re-balancing payment based on current market conditions (likely in the form of additional leasing reserves), which we expect to fund with cash on hand.  However, no assurance can be given that we will be able to secure the loan extension on terms acceptable to us or at all.  To the extent we are unable to successfully extend this construction loan and are required to fund the repayment of the outstanding balance, we expect to satisfy this obligation through cash on hand, net proceeds received from the financing or refinancing of other properties, or asset sales.

During the quarter ended September 30, 2008, we successfully extended our 3161 Michelson construction loan to September 28, 2009.  As part of the extension of this loan, we made a total of $36.4 million in principal payments.  On October 3, 2008, the lender drew down on a $12.6 million letter of credit securing our New Century guaranties, using the proceeds to pay down the 3161 Michelson construction loan balance to $167.2 million.  See “Subsequent Events.”  We continue to have two one-year extensions available at our option, subject to certain conditions, including the requirement for the property to meet a debt service coverage ratio test and to obtain lender consent.  To the extent we are unable to meet these conditions, the lender will likely require a reduction in principal in order to extend the loan, which we would need to fund with cash on hand.  However, no assurance can be given that we will be able to secure the loan extension on terms acceptable to us or at all.  To the extent we are unable to successfully extend this construction loan and are required to fund the repayment of the outstanding balance, we expect to satisfy this obligation through cash on hand, net proceeds received from the financing or refinancing of other properties, or asset sales.

In June 2008, we announced that we intended to take certain steps to improve our liquidity, generate unrestricted cash, reduce debt and eliminate debt service obligations to increase FFO.  These steps included restructuring our senior management team, launching an Orange County asset disposition program, working to secure additional short-term financing, reducing or deferring discretionary costs (including certain development activities and capital expenditures) and returning our headquarters to downtown Los Angeles.  In connection with obtaining a variable-rate mortgage loan on our Plaza Las Fuentes and the Westin® Pasadena Hotel projects, we terminated our $130.0 million revolving credit facility.  We intend to obtain a new revolving credit facility at a future date.  We continue marketing efforts for the potential sale of our assets at Park Place, a 105-acre campus located in Irvine, California.  The sale of this campus would generate cash equity and allow us to avoid significant future capital funding requirements needed to lease up the entire campus, which was approximately 63% leased as of September 30, 2008.  We may also consider the disposition of additional non-strategic assets.  The foregoing initiatives are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully implement them (particularly in the current economic environment).

The terms of the 3161 Michelson construction loan and the Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage, liquidity and maximum leverage.  Certain of our other construction loans require our Operating Partnership to comply with minimum amounts of tangible net worth and liquidity.  We were in compliance with such covenants as of September 30, 2008.

As described above, concurrent with the completion of the financing of Plaza Las Fuentes, we terminated the Revolver.  Our Lantana Media Campus construction loan previously included negative financial covenants that were the same as those in the Revolver.  As of September 30, 2008, we were in discussions with our lenders to amend these covenants because we were not in compliance with certain of the covenants.  Subsequent to September 30, 2008, the lenders agreed to amend the Lantana Media Campus construction loan to replace the financial covenants with tangible net worth and liquidity covenants applicable to the Company.  See “Subsequent Events.”  We were in compliance as of September 30, 2008 on our Lantana Media Campus construction loan using the new agreed-upon financial covenants.

As of September 30, 2008, our total consolidated debt was approximately $4.9 billion with a weighted average interest rate of 5.80% and a weighted average remaining term of six years.  Including our share of debt in connection with our joint venture with Macquarie Office Trust, our ratio of combined debt to total combined market capitalization is approximately 89.7% as of September 30, 2008.

Our business requires continued access to adequate cash to enable us, among other matters, to reduce our debt level and fund our debt repayment obligations, dividend/distribution payments (if and when declared), capital expenditures, tenant improvements, leasing commissions and otherwise our operations.  We expect to achieve the funds for these activities by utilizing some of the following potential sources:

•	Existing cash on hand;

•	Refinancing existing loans on several of our properties;

•	Sales of non-strategic or non-income producing assets (including Park Place);

•	Future joint ventures;

•	A replacement corporate credit facility;

•	Raising institutional equity capital;

•	Increased occupancy levels or rental rates at our operating properties;

•	Leasing at projects under development upon completion; and/or

•	Other internally generated cash flow.

We currently believe these sources of cash will be sufficient to fund our liquidity needs over the next twelve months.  If we are unable to generate adequate cash from the sources indicated above (particularly with respect to refinancing existing loans, sales of assets and increasing occupancy levels), we will have liquidity-related problems, including, but not limited to: (1) we may have to reduce our capital expenditures and (2) we may not be able to pay dividends and distributions at historical levels, or at all, including with respect to our Series A Preferred Stock.  Our ability to successfully implement any or all of the strategies described above, and in turn, to reduce our indebtedness and improve our liquidity situation, is dependent in part on market conditions and other factors outside of our control.  In the event we are unable to extend upcoming debt maturities (including the Lantana Media Campus construction loan), sell non-strategic assets, or obtain additional sources of financing, as needed, we may be forced to sell certain strategic assets, curtail capital expenditures, temporarily reduce or eliminate our preferred dividends and take other short-term actions to stabilize our liquidity situation.  For a discussion of such factors and risks associated with our substantial indebtedness, see Part II, Item 1A. “Risk Factors.”

Comparison of Cash Flows for Nine Months Ended September 30, 2008 and 2007

Net cash used in operating activities for the nine months ended September 30, 2008 was $15.7 million compared to net cash provided by operating activities of $57.6 million during the same period in 2007.  Our cash flows from operating activities decreased $73.3 million, mainly due to our net loss during 2008 compared to net income during 2007 combined with net changes in working capital.

Net cash used in investing activities was $104.1 million for the nine months ended September 30, 2008 compared to $2.6 billion during the same period in 2007.  During 2008, our primary use of cash was for improvements to real estate, partially offset by proceeds from the disposition of 1920 and 2010 Main Plaza and a reduction in restricted cash balances mainly due to transfer of restricted cash balances to the buyers of 1920 and 2010 Main Plaza and City Plaza.  The Blackstone Transaction, valued at $2.875 billion, was the primary use of cash during the nine months ended September 30, 2007.  Net proceeds of $663.5 million from the sale of office properties and developments sites, eleven of which were acquired as part of the Blackstone Transaction, along with the disposition of Wateridge Plaza, Regents Square and Pacific Center, partially offset the impact of the Blackstone Transaction on cash flows used for investing activities during the nine months ended September 30, 2007.

Net cash provided by financing activities was $86.0 million for the nine months ended September 30, 2008 compared to $2.7 billion during the same period in 2007.  Proceeds from the Plaza Las Fuentes mortgage loan, additional borrowings on the KPMG Tower mortgage and net construction loan draws, partially offset by the net effect of a pay down of $20.0 million from the refinancing of the Griffin Towers mortgage, were the primary factors in the net cash provided by financing activities during 2008.  Financing activities during 2007 related to the Blackstone Transaction, including fixed and floating rate mortgage loans totaling $2.28 billion, a bridge loan of $223.0 million, and a $400.0 million term loan, as well as net proceeds from the refinancing of the mortgage loans related to Wells Fargo  and the KPMG Towers in Los Angeles, California, drove the increase in financing cash during this period.  These increases were partially offset by principal repayments on mortgage loans due to properties disposed of, and complete repayment of the bridge mortgage loan and term loan with proceeds received from asset dispositions and, to a lesser extent, the KPMG Tower refinancing.

Contractual Obligations

The following table provides information with respect to our commitments at September 30, 2008, including any guaranteed or minimum commitments under contractual obligations.  The table does not reflect available debt extension options.

	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans -
Consolidated	$517	$471,370	$399,198	$38,627	$816,531	$3,160,029	$4,886,272
Our share of unconsolidated joint venture (1)	146	597	27,865	21,391	266	111,301	161,566
Interest payments -
Consolidated – Fixed-rate (2)	51,774	207,067	202,113	200,067	182,517	604,355	1,447,893
Consolidated – Variable-rate (3)	19,537	66,359	40,621	29,284	22,333	–	178,134
Our share of unconsolidated joint venture (1)	2,146	8,592	8,563	7,219	6,124	15,505	48,149
Capital leases (4) -
Consolidated	689	1,607	1,123	454	206	126	4,205
Our share of unconsolidated joint venture (1)	9	23	24	23	24	4	107
Operating leases (5) -
Consolidated	358	1,528	1,571	1,609	1,658	4,208	10,932
Property disposition obligations (6)	1,386	418	418	418	308	383	3,331
Tenant-related commitments (7) -
Consolidated	33,945	8,576	3,393	3,030	1,447	5,090	55,481
Our share of unconsolidated joint venture (1)	1,110	1,258	5	12	12	–	2,397
Construction obligations (8)	10,971	6,500	–	–	–	–	17,471
Parking easement obligations (9)	379	1,515	1,416	1,233	–	–	4,543
Air space and ground leases (10) -
Consolidated	826	3,305	3,305	3,305	3,305	375,611	389,657
Our share of unconsolidated joint venture (1) (11)	65	261	261	261	261	25,874	26,983
Total	$123,858	$778,976	$689,876	$306,933	$1,034,992	$4,302,486	$7,237,121
__________
(1)	Our share of the unconsolidated Maguire Macquarie joint venture debt is 20%.
(2)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(3)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the LIBOR rate as of September 30, 2008 (3.93%) plus the contractual spread per the loan agreement, except for the 17885 Von Karman and 2385 Northside Drive construction loans, which are calculated using the prime rate as of September 30, 2008 (5.00%) plus the contractual spread per the loan agreement.

(4)	Includes interest and principal payments.
(5)	Includes operating lease obligations for office space at 1733 Ocean Avenue.
(6)	Includes master lease, tenant and contingent income support obligations related to our joint ventures.

(7)
Tenant-related commitments are based on executed leases as of September 30, 2008.  Excludes a $5.1 million lease takeover obligation which we have mitigated through a sub-lease of that space to a third-party tenant.

(8)	Based on executed contracts with general contractors as of September 30, 2008.
(9)	Includes payments required under the amended parking easement for the 808 South Olive garage.
(10)
Includes an air lease for Plaza Las Fuentes, and ground leases for Two California Plaza and Brea Corporate Place.  The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates in years 2017 and 2082, respectively.  The ground rent for Brea Corporate Place is calculated through the year of first reappraisal.

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

From the date of our initial public offering on June 27, 2003 through December 31, 2007, we paid quarterly dividends on our common stock and Operating Partnership units at a rate of $0.40 per common share and unit, equivalent to an annual rate of $1.60 per common share and Operating Partnership unit.  The Board of Directors did not declare a dividend on our common stock for the quarters ended September 30, June 30 and March 31, 2008.  Since January 23, 2004, we have paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of preferred stock.  All distributions to preferred stockholders, common stockholders and Operating Partnership unit holders are at the discretion of the Board of Directors, and no assurance can be given that we will continue to make distributions at historical levels or at all.

Related Party Transactions

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners – Master Investments, LLC (“Master Investments”), an entity in which our President and Chief Executive Officer, Nelson C. Rising, has a minority interest.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”).  We also agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of September 30, 2008 and December 31, 2007, $65.0 million of our debt is subject to such guarantees by Master Investments.

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  In accordance with the terms of his separation agreement, Mr. Maguire received a lump-sum cash severance payment of $2.8 million.  Also pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company.  For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver.  During the three months ended June 30, 2008, we recorded $4.4 million of charges in connection with the entry into the separation agreement.  As of September 30, 2008, the balance due to Mr. Maguire under these agreements totals $0.8 million.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company.  Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month plus reimbursement of reasonable expenses incurred.  During the three months ended June 30, 2008, we recorded $0.2 million of charges in connection with this agreement.  As of September 30, 2008, the balance due to Mr. Maguire under this agreement totals $0.2 million.

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

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to

12 years from the date these properties were contributed to the Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”) as long as certain conditions under Mr. Maguire’s contribution agreement were met.  We agreed to indemnify Mr. Maguire from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of Operating Partnership units equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire in exchange for Operating Partnership units in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as Operating Partnership units received in the formation transactions.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of September 30, 2008 and December 31, 2007, $591.8 million of our debt is subject to such guarantees.

A summary of our transactions and balances with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Management and development fees and leasing commissions	$35	$468	$1,005	$1,409
Rent payments	179	180	530	527

	Sept. 30, 2008	December 31, 2007
Accounts receivable	$1	$202

Mr. Maguire’s balances were current as of September 30, 2008 and December 31, 2007.

Joint Venture with Macquarie Office Trust

We earn management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Management and development fees and leasing commissions	$1,442	$1,222	$4,247	$5,113

	Sept. 30, 2008	December 31, 2007
Accounts receivable	$1,706	$1,538
Accounts payable	(73)	(80)
	$1,633	$1,458

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our 2007 Annual Report on Form 10-K/A filed with the SEC on April 28, 2008 for a discussion of our critical accounting policies, which include investments in real estate and real estate entities including property acquisitions and revenue recognition.  There have been no changes to these policies during the nine months ended September 30, 2008.

As discussed in our 2007 Annual Report on Form 10-K/A, the assessment as to whether our investments in real estate are impaired is highly subjective.  The calculations involve management’s best estimate of the holding period, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property.  A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment.  These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date.  A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment.  Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, among others.  These conditions may change in a relatively short period of time, especially in light of the current economic environment.  As a result, key assumptions used in testing the recoverability of our investments in real estate, particularly with respect to holding periods, can change period-over-period.

As a result of a change in the holding periods for our properties at 1920 and 2010 Main Plaza and City Plaza due to their disposition, we recorded impairment losses totaling $73.7 million during the nine months ended September 30, 2008.  We may recognize impairments in future periods if we change our strategy, any of our key assumptions or market conditions otherwise dictate a shortened holding period, and these impairment losses could be material to our results of operations.

Subsequent Events

3161 Michelson Construction Loan

On October 3, 2008, as permitted by the second amendment to the 3161 Michelson construction loan agreement, the lender drew down on a $12.6 million letter of credit that secured a portion of our Operating Partnership’s obligation under the New Century Occupancy and Parking Master Lease guaranties, and reduced the outstanding principal balance of this loan.  This letter of credit was funded with proceeds from the financing of Plaza Las Fuentes.  After this principal payment, the outstanding balance of the 3161 Michelson construction loan is $167.2 million.  The amount available for future funding under this loan remains unchanged at $23.8 million.

City Parkway Mortgage Loan

On October 31, 2008, we exercised our first one-year extension option available under the City Parkway mortgage, which now matures on May 9, 2010.  We have two one-year extensions available at our option that would allow us to extend the maturity of this loan to May 9, 2012, subject to certain conditions.  There were no principal paydowns or additional reserves funded in connection with the extension of this loan.  Additionally, the terms of the extended loan remain the same as the original loan, including the interest rate spread. As required by the modified loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods.  Our Operating Partnership’s obligation under the City Parkway Master Lease remains unchanged the by modified loan agreement.

Brea Campus Mortgage Loan

On November 3, 2008, we exercised our first one-year extension option available under the mortgage loan secured by Brea Corporate Place and Brea Financial Commons.  This loan now matures on May 1, 2010.  We have two one-year extensions available at our option that would allow us to extend the maturity of this loan to May 1, 2012, subject to certain conditions.  There were no principal paydowns or additional reserves funded in connection with the extension of this loan.  Additionally, the terms of the extended loan remain the same as the original loan, including the interest rate spread. As required by the modified loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.  As a result of extending this loan, our Operating Partnership’s obligation under the Brea Campus debt service guaranty now commences on November 1, 2008 and expires on May 1, 2010.

Lantana Media Campus Construction Loan

On November 5, 2008, we entered into a loan modification agreement in connection with our Lantana Media Campus construction loan.  Per the terms of the modification agreement, the loan now bears interest at (i) LIBOR plus 3.00% or (ii) the alternate base rate, as defined in the modification agreement, plus 2.25%.  Additionally, the leverage, fixed charge coverage and interest coverage covenants required by the original loan agreement have been deleted and replaced with liquidity and tangible net worth covenants applicable to the Company.

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

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS No. 162 to have an impact on our results of operations or financial condition.

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

A reconciliation of net (loss) income available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Three Months Ended		For the Nine Months Ended
		Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net (loss) income available to common stockholders		$(72,524)	$81,734	$(231,743)	$44,717

Add:	Depreciation and amortization of real estate assets	46,881	61,353	150,764	150,844
	Depreciation and amortization of real estate assets -
	unconsolidated joint venture (1)	2,675	2,434	7,355	7,313
	Minority interests	–	12,821	(14,354)	6,998

Deduct:	Gain on sale of real estate	–	161,497	–	195,387

Funds from operations available to common stockholders
and unit holders (FFO)		$(22,968)	$(3,155)	$(87,978)	$14,485

Company share of FFO (2) (3)		$(20,158)	$(2,727)	$(77,219)	$12,511
FFO per share - basic		$(0.42)	$(0.06)	$(1.63)	$0.27
FFO per share - diluted		$(0.42)	$(0.06)	$(1.63)	$0.27
___________
(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.
(2)	Based on a weighted average interest in our Operating Partnership of approximately 87.8% and 86.4% for the three months ended September 30, 2008 and 2007, respectively.
(3)	Based on a weighted average interest in our Operating Partnership of approximately 87.4% and 86.4% for the nine months ended September 30, 2008 and 2007, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.

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

Factors That May Affect Future Results (Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  In particular, statements relating to our capital resources, portfolio performance and results of operations contain forward-looking statements.  Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations, market conditions and demographics) are forward-looking statements.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management.  When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters, are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Financial market conditions and other general economic conditions;

•	Our failure to obtain additional capital or refinance debt maturities;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	Future terrorist attacks in the U.S.;

•	Defaults on or non-renewal of leases by tenants;

•	Increased interest rates and operating costs;

•	Decreased rental rates or failure to achieve occupancy targets;

•	Difficulties in identifying properties to acquire and completing acquisitions;

•	Difficulty in operating the properties owned through our joint ventures;

•	Our failure to successfully operate acquired properties and operations;

•	Difficulties in disposing of identified properties at attractive prices or at all;

•	Our failure to reduce our level of indebtedness;

•	Our failure to successfully develop or redevelop properties;

•	Our failure to maintain our status as a REIT;

•	Environmental uncertainties and risks related to natural disasters; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

The risks below are some (but not all) of the factors that could adversely affect our business and financial performance.  Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our 2007 Annual Report on Form 10-K/A filed with the SEC on April 28, 2008.  Those risks are also relevant to our performance and financial condition.  Moreover, we operate in a highly competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all of such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Recent U.S. economic conditions have been uncertain and challenging.

Recent U.S. economic conditions have been uncertain and challenging, particularly in the credit and financial markets.  For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy.  In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group, Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concerns about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease, to provide funding to borrowers.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely replace maturing liabilities, and to access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.

Most of our properties depend upon the Southern California economy and the demand for office space.

Most of our properties are located in Los Angeles County, California, Orange County, California and San Diego County, California, and many of them are concentrated in the LACBD, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Southern California region (such as business layoffs or downsizing, industry slowdowns (such as the current difficulties in the mortgage, finance and insurance industries), relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California state budgetary constraints and priorities (particularly during challenging financial times like the present), increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and Southern California regional office space market (such as oversupply of, reduced demand for or decline in property values in such office space). The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in the Southern California region, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure you of the growth of the Southern California economy or the national economy or our future growth rate.

If we do not have adequate cash to fund our business, we will be adversely affected.

Our business requires continued access to adequate cash to finance our operations, dividends, capital expenditures, indebtedness repayment obligations, development costs and property acquisition costs, if any. We expect to generate the cash to be used for those purposes primarily with internally generated cash flow, existing cash on hand, refinancing of existing indebtedness and the proceeds from sales of strategically-identified assets and potential joint ventures. We may not be able to generate sufficient cash for these purposes. For example, we may have difficulties with cash flow, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations. We may be unable to refinance existing indebtedness on favorable terms or at all, especially during periods of uncertainty in the credit markets. Based on market conditions, we may be unable to complete any joint venture transactions or sell non-strategic assets. Any of the foregoing would adversely affect our stockholders and could impact our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We depend on significant tenants.

As of September 30, 2008, our 20 largest tenants represented approximately 34.8% of our Effective Portfolio’s total annualized rental revenues.

Our rental revenues depend on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets. These major tenants may experience a downturn in their business, which may weaken their financial condition, resulting in their failure to make timely rental payments and/or default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the United States

Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, our claim for unpaid rent would likely not be paid in full. The chance of a downturn in our tenants’ business or one or more tenant bankruptcies may be increased with respect to tenants that are in or rely on the mortgage, finance or insurance industries.

Our revenue and cash flow could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their leases at all or renew on terms less favorable to us than their current terms.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Nelson C. Rising, our President and Chief Executive Officer. Among the reasons that Mr. Rising is important to our success is that he has a national industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with such personnel could diminish.  Many of our other senior executives also have strong regional industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

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

Our 2008 Annual Meeting of Stockholders was held on October 2, 2008.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act, and there was no solicitation in opposition to that of management.

Proposal 1 concerned the election of seven directors for a one-year term expiring at our 2009 Annual Meeting of Stockholders.  All of the nominees for director listed in the proxy statement were elected pursuant to the process described in the proxy statement, with the number of votes cast as follows:

Name of Nominee	Votes “FOR”	Votes “WITHHELD”
Jonathan M. Brooks	37,839,886	154,361
Christine N. Garvey	37,733,883	260,364
Cyrus S. Hadidi	37,733,741	260,506
Nelson C. Rising	37,840,069	154,178
George A. Vandeman	37,840,172	154,075
Paul M. Watson	37,733,553	260,694
David L. Weinstein	37,840,566	153,681

Proposal 2, a proposal to ratify the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTES”
37,859,548	128,582	6,117	–

Under applicable law, each proposal before our stockholders required the affirmative vote of a majority of the shares of common stock present or represented by proxy.  With respect to Proposals 1 and 2, abstentions and broker non-votes were not counted in determining the number of shares necessary for approval.

Item 5.	Other Information.

City Parkway Mortgage Loan Extension

On October 31, 2008, we exercised our first one-year extension option available under the City Parkway mortgage, which now matures on May 9, 2010.  We have two one-year extensions available at our option that would allow us to extend the maturity of this loan to May 9, 2012, subject to certain conditions.  There were no principal paydowns or additional reserves funded in connection with the extension of this loan.  Additionally, the terms of the extended loan remain the same as the original loan, including the interest rate spread. As required by the modified loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods.  Our Operating Partnership’s obligation under the City Parkway Master Lease remains unchanged the by modified loan agreement.

Brea Campus Mortgage Loan Extension

On November 3, 2008, we exercised our first one-year extension option available under the mortgage loan secured by Brea Corporate Place and Brea Financial Commons.  This loan now matures on May 1, 2010.  We have two one-year extensions available at our option that would allow us to extend the maturity of this loan to May 1, 2012, subject to certain conditions.  There were no principal paydowns or additional reserves funded in connection with the extension of this loan.  Additionally, the terms of the extended loan remain the same as the original loan, including the interest rate spread. As required by the modified loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.  As a result of extending this loan, our Operating Partnership’s obligation under the Brea Campus debt service guaranty now commences on November 1, 2008 and expires on May 1, 2010.

Lantana Media Campus Construction Loan

On November 5, 2008, we entered into a loan modification agreement in connection with our Lantana Media Campus construction loan.  Per the terms of the modification agreement, the loan now bears interest at (i) LIBOR plus 3.00% or (ii) the alternate base rate, as defined in the modification agreement, plus 2.25%.  Additionally, the leverage, fixed charge coverage and interest coverage covenants required by the original loan agreement have been deleted and replaced with liquidity and tangible net worth covenants applicable to the Company.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer dated November 7, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 7, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated November 7, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1*
Loan Agreement between Maguire Partners-Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of September 29, 2008

99.2*	Lease Reserve and Interest Carry Guarantee made by Maguire Properties, L.P. in favor of Eurohypo AG, New York Branch, dated as of September 29, 2008
99.3*
Second Amendment to Loan Agreement and Reaffirmation of Loan Documents by and among Maguire Properties-3161 Michelson, LLC, Maguire Properties-Park Place PS2, LLC, and Maguire Properties-Park Place PS5, LLC, as Borrower, the lenders party hereto, and Eurohypo AG, New York Branch, as Administrative Agent, dated as of September 29, 2008

99.4*
Third Amendment to Loan Agreement and Reaffirmation of Loan Documents by and among Maguire Properties-3161 Michelson, LLC, Maguire Properties-Park Place PS2, LLC, and Maguire Properties-Park Place PS5, LLC, as Borrower, the lenders party hereto, and Eurohypo AG, New York Branch, as Administrative Agent, dated as of September 29, 2008

Exhibit No.	Exhibit Description

99.5*
Letter to Eurohypo AG, New York Branch regarding Maguire Properties-3161 Michelson, LLC, Maguire Properties-Park Place PS2, LLC,
Maguire Properties-Park Place PS5 Financing dated as of September 29, 2008

__________
*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of November 7, 2008

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ NELSON C. RISING
Nelson C. Rising
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Senior Vice President, Finance and
Chief Accounting Officer
(Principal financial officer)