Form 10-K/A
period 2008-12-31
MAGUIRE PROPERTIES INC
filed 2009-04-30
CIK 1204560

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Maguire Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 16, 2009, is being filed to revise the following items:

Part III

• Item 10.	Directors, Executive Officers and Corporate Governance.

• Item 11.	Executive Compensation.

• Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

• Item 13.	Certain Relationships and Related Transactions, and Director Independence.

• Item 14.	Principal Accounting Fees and Services.

Part IV

• Item 15.	Exhibits, Financial Statement Schedules.

Our 2009 Notice of Annual Meeting of Stockholders and Proxy Statement will not be filed with the SEC within 120 days after the end of our fiscal year, December 31, 2008. We are therefore filing this Amendment No. 1 in order for the information in Part III above to be incorporated within the required time period.

Additionally, we are revising Item 15. “Exhibits, Financial Statement Schedules” to incorporate by reference the exhibits we filed with our Annual Report on Form 10-K that was originally filed on March 16, 2009 and to include Exhibits 23.1, 31.1, 31.2 and 32.1, which are being filed with this Form 10-K/A.

For convenience and ease of reference, we are filing this Annual Report on Form 10-K/A in its entirety with the above indicated changes. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III and Part IV of our Form 10-K originally filed on March 16, 2009 have been amended and restated in their entirety. This Form 10-K/A does not reflect any events that occurred after the date of our original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosures as presented in the March 16, 2009 Form 10-K, except for Part III and Part IV.

As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

PART I

Item 1.	Business.

Our Company

The terms “Maguire Properties,” the “Company,” “us,” “we” and “our” as used in this Annual Report on Form 10-K/A refer to Maguire Properties, Inc., which was incorporated in Maryland in 2002. Through our controlling interest in Maguire Properties, L.P. (our “Operating Partnership”), of which we are the sole general partner and hold an approximate 87.8% interest, and the subsidiaries of our Operating Partnership, including Maguire Properties TRS Holdings, Inc., Maguire Properties TRS Holdings II, Inc., and Maguire Properties Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate. We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”), have a significant presence in Orange County, California and are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

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

At the time of our initial public offering, we agreed to indemnify Maguire Partners—Master Investments, LLC (“Master Investments”), an entity in which Mr. Rising has a minority interest, against adverse tax consequences to them in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction. This tax indemnification covers five of the office properties in our portfolio, which represented 37.8% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2008. These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”). In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans, which totals $65.0 million as of December 31, 2008.

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

Lease Distribution

The following table presents information relating to the distribution of leases in our Effective Portfolio based on the effective net rentable square feet under lease as of December 31, 2008:

Square Feet under Lease	Number of Leases	Percent of All Leases	Total Effective Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Rent	Percentage of Annualized Rent
2,500 or less	254	30%	333,306	3%	$8,365,441	3%
2,501 - 10,000	303	35%	1,521,993	11%	33,600,755	11%
10,001 - 20,000	124	14%	1,395,966	10%	29,107,303	10%
20,001 - 40,000	78	9%	1,828,145	13%	38,691,335	13%
40,001 - 100,000	67	8%	3,197,679	23%	70,982,707	23%
greater than 100,000	37	4%	5,448,121	40%	122,485,991	40%

	863	100%	13,725,210	100%	$303,233,532	100%

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

Historical Capital Expenditures—Office Properties (1)

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

Market Information

For information regarding the market in which our common stock is traded, see the cover page of this report. For information regarding the high and low closing prices of our common stock for the last two calendar years, see Item 8. “Financial Statements and Supplementary Data—Note 21 to the Consolidated Financial Statements.”

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

We are currently endeavoring to sell the properties subject to the indebtedness that matures in 2009. Failure to sell these properties, or alternatively, to extend or refinance such debt as it comes due, or a failure to satisfy the conditions and requirements of such debt, could result in an event of default that could potentially allow lenders to accelerate such debt. In addition, although most of our property-level indebtedness is non-recourse, our Operating Partnership has several potential contingent obligations described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations.” If our debt is accelerated, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations. If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition, results of operations and common stock price will be materially and adversely affected and we could become insolvent.

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

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans—
Continuing operations	$92,419	$615,119	$38,627	$819,286	$532,477	$2,616,162	$4,714,090
Assets held for sale(1)	168,719	—	—	—	—	—	168,719
Our share of unconsolidated joint venture(2)	597	27,885	21,393	266	281	110,998	161,420
Interest payments—
Continuing operations— fixed-rate (3)	207,067	202,113	200,074	182,517	168,034	436,314	1,396,119
Continuing operations— variable-rate (4)	51,561	38,684	29,266	22,488	—	—	141,999
Assets held for sale—variable-rate(1),(4)	4,364	—	—	—	—	—	4,364
Our share of unconsolidated joint venture(2)	8,592	8,563	7,219	6,124	6,095	9,410	46,003
Capital leases(5)—
Consolidated	1,749	1,265	596	348	266	489	4,713
Our share of unconsolidated joint venture(2)	23	24	23	24	4	—	98
Operating leases(6)	1,528	1,571	1,609	1,658	1,311	2,897	10,574
Property disposition obligations(7)	1,495	418	418	308	383	105	3,127
Tenant-related commitments(8)—
Continuing operations	35,412	5,635	2,256	3,704	245	3,496	50,748
Assets held for sale(1)	10,887	—	2,151	—	—	—	13,038
Our share of unconsolidated joint venture(2)	2,125	5	12	12	—	—	2,154
Construction obligations(9)	9,782	—	—	—	—	—	9,782
Parking easement obligations(10)	1,515	1,416	1,233	—	—	—	4,164
Air space and ground leases(11)—
Consolidated	3,330	3,330	3,330	3,330	3,330	349,212	365,862
Our share of unconsolidated joint venture(2),(12)	261	261	261	261	261	25,613	26,918

	$601,426	$906,289	$308,468	$1,040,326	$712,687	$3,554,696	$7,123,892

(1)	Amounts shown relate to our 3161 Michelson property which is classified as held for sale as of December 31, 2008.
(2)	Our share of the unconsolidated Maguire Macquarie joint venture debt is 20%.
(3)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(4)	The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.44% as of December 31, 2008 plus the contractual spread per the loan agreement, except for the 17885 Von Karman and 2385 Northside Drive construction loans which are calculated using the prime rate of 3.25% as of December 31, 2008.
(5)	Includes interest and principal payments.
(6)	Includes operating lease obligations for office space at 1733 Ocean.
(7)	Includes master lease and tenant obligations related to our joint venture.
(8)	Tenant-related commitments are based on executed leases as of December 31, 2008. Excludes a $5.1 million lease takeover obligation which we have mitigated through a sub-lease of that space to a third-party tenant.
(9)	Based on executed contracts with general contractors as of December 31, 2008.
(10)	Includes payments required under the amended parking easement for the 808 South Olive garage.

(11)	Includes an air lease for Plaza Las Fuentes and ground leases for Two California Plaza and Brea Corporate Place. The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates in years 2017 and 2082, respectively. The ground rent for Brea Corporate Place is calculated through the year of first reappraisal.
(12)	Includes ground leases for One California Plaza and Cerritos Corporate Center which are calculated through their lease expiration dates in years 2082 and 2098, respectively.

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

Critical Accounting Policies

Investments in Real Estate and Real Estate Entities including Property Acquisitions

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above- and below-market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above- or below-market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above- (or below-) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Item 8. “Financial Statements and Supplementary Data—Note 2 to Consolidated Financial Statements.” These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

A reconciliation of net (loss) income available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Year Ended December 31,
		2008	2007	2006
Net (loss) income available to common stockholders		$(328,048)	$255	$51,262
Add:	Depreciation and amortization of real estate assets	196,816	207,577	144,350
	Depreciation and amortization of real estate assets— unconsolidated joint venture(1)	9,559	9,764	10,464
	Minority interests	(14,354)	40	9,146
Deduct:	Gain on sale of real estate	—	195,387	108,469

Funds from operations available to common stockholders and unit holders (FFO)		$(136,027)	$22,249	$106,753

Company share of FFO(2)		$(119,399)	$19,226	$91,916

FFO per share—basic		$(2.51)	$0.41	$1.99

FFO per share—diluted		$(2.51)	$0.41	$1.96

(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.
(2)	Based on a weighted average interest in our Operating Partnership of approximately 87.5%, 86.4% and 86.1% for 2008, 2007 and 2006, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” the assessment as to whether our investments in real estate are impaired is highly subjective. The calculations involve management’s best estimate of the holding period, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, the tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2008 and 2007, we had no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2007 Acquisitions and Dispositions

A summary of our 2007 property acquisitions and dispositions is as follows (in millions, except square footage amounts):

	Location	Net Rentable Square Feet	Mortgage Debt Incurred at Purchase(1)
Properties Acquired:
130 State College	Brea, CA	43,000

Blackstone properties:
Griffin Towers	Santa Ana, CA	544,000	$200.0
500-600 City Parkway(2)	Orange, CA	459,000	117.0
Brea Corporate Place	Brea, CA	328,000	70.5
Brea Financial Commons	Brea, CA	165,000	38.5
Two California Plaza	Los Angeles, CA	1,330,000	470.0
550 South Hope Street	Los Angeles, CA	566,000	200.0
City Tower	Orange, CA	409,000	140.0
City Plaza	Orange, CA	324,000	111.0
500 Orange Tower	Orange, CA	333,000	110.0
Stadium Towers Plaza	Anaheim, CA	255,000	100.0
1920 Main Plaza	Irvine, CA	306,000	80.9
2010 Main Plaza	Irvine, CA	281,000	79.8
2600 Michelson	Irvine, CA	308,000	110.0
The City—3800 Chapman	Orange, CA	157,000	44.4
18581 Teller	Irvine, CA	86,000	20.0

		5,851,000	$1,892.1

Properties Acquired and Disposed of:(3)
Blackstone properties:
Inwood Park	Irvine, CA	157,000	$39.6
1201 Dove Street	Newport Beach, CA	78,000	21.4
Fairchild Corporate Center	Irvine, CA	105,000	29.2
Redstone Plaza	Newport Beach, CA	168,000	49.7
Bixby Ranch	Seal Beach, CA	295,000	82.6
Lincoln Town Center	Orange, CA	215,000	71.4
Tower 17	Irvine, CA	231,000	92.0
1100 Executive Tower	Orange, CA	367,000	127.0
18301 Von Karman	Irvine, CA	220,000	95.0

		1,836,000	607.9

		7,687,000	$2,500.0

Properties Disposed of:
Wateridge Plaza	San Diego, CA	268,000
Pacific Center	Mission Valley, CA	439,000
Regents Square	La Jolla, CA	312,000

		1,019,000

(1)	For purposes of this schedule, the amount of debt shown is the face value of the debt before any related discounts.
(2)	The amount available under this loan totals $117.0 million, of which $98.8 million was outstanding as of December 31, 2008.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(3)	We also disposed of three development sites as part of these transactions: Inwood Park, Bixby Ranch and 1100 Executive Tower.

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 7—Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Outstanding as of
	Maturity Date	Interest Rate	December 31, 2008	December 31, 2007
Floating-Rate Debt
Repurchase facility(1)	5/1/2011	LIBOR + 1.75%	$35,000	$—
Construction Loans:
3161 Michelson(2)	9/28/2009	LIBOR + 3.00%	168,719	210,325
Lantana Media Campus(3)	6/13/2009	LIBOR + 3.00%	79,953	40,639
17885 Von Karman	6/30/2010	Greater of 5% or Prime + 0.50%	24,145	25,935
2385 Northside Drive	8/6/2010	Greater of 5% or Prime + 0.50%	13,991	17,568
207 Goode(4)	5/1/2010	LIBOR + 1.80%	9,133	—

Total construction loans			295,941	294,467

Variable-Rate Mortgage Loans:
Griffin Towers(5)	5/1/2010	(Greater of LIBOR or 3%) + 3.5%	125,000	—
Griffin Towers	5/1/2008	LIBOR + 1.90%	—	200,000
Plaza Las Fuentes(6)	9/29/2010	LIBOR + 3.25%	99,800	—
500-600 City Parkway(7)	5/9/2010	LIBOR + 1.35%	98,751	97,750
Brea Corporate Place(8)	5/1/2010	LIBOR + 1.95%	70,469	70,468
Brea Financial Commons(8)	5/1/2010	LIBOR + 1.95%	38,532	38,532

Total variable-rate mortgage loans			432,552	406,750

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower(9)	10/9/2012	LIBOR + 1.60%	399,318	368,370
207 Goode(4)	5/1/2010	LIBOR + 1.80%	25,000	476

Total variable-rate swapped to fixed-rate loans			424,318	368,846

Total floating-rate debt			1,187,811	1,070,063

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza(10)	5/6/2017	5.50%	466,217	465,762
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
777 Tower(10)	11/1/2013	5.84%	269,835	269,180
US Bank Tower	7/1/2013	4.66%	260,000	260,000
550 South Hope Street(10)	5/6/2017	5.67%	198,444	198,257
Park Place I	11/1/2014	5.64%	170,000	170,000
City Tower(10)	5/10/2017	5.85%	139,834	139,814
Glendale Center	8/11/2016	5.82%	125,000	125,000
500 Orange Tower(10)	5/6/2017	5.88%	109,127	109,022
2600 Michelson(10)	5/10/2017	5.69%	109,101	108,993
Park Place II	3/11/2012	5.39%	99,268	100,000
Stadium Towers Plaza(10)	5/11/2017	5.78%	99,213	99,119
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City—3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Griffin Towers Senior Mezzanine	5/1/2011	13.00%	20,000	—
18581 Teller(10)	5/6/2017	5.65%	19,839	19,820

Total fixed-rate debt			3,694,998	3,674,087

Properties disposed of during 2008:
City Plaza	5/10/2017	5.80%	—	99,984
1920 Main Plaza	5/10/2017	5.51%	—	80,135
2010 Main Plaza	5/10/2017	5.51%	—	79,072

Total properties disposed of during 2008			—	259,191

Total consolidated debt			4,882,809	5,003,341
Less: mortgage loan associated with real estate held for sale			(168,719)	—

Total debt—continuing operations			$4,714,090	$5,003,341

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(1)	This loan bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.

(2)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.50% for 75.0% of the maximum loan balance during the loan term, excluding extension periods. Two one-year extensions are available at our option, subject to certain conditions. As of December 31, 2008, our 3161 Michelson property is classified as held for sale.

(3)	One one-year extension is available at our option, subject to certain conditions.

(4)	This loan bears interest at a rate of LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%. One one-year extension is available at our option, subject to certain conditions.

(5)	This loan bears interest at a rate of the greater of LIBOR or 3.00%, plus 3.50%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.00% during the loan term, excluding the extension period. One one-year extension is available at our option, subject to certain conditions.

(6)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions.

(7)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods. Two one-year extensions are available at our option, subject to certain conditions.

(8)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. Two one-year extensions are available at our option, subject to certain conditions.

(9)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(10)	These loans are reflected net of the related debt discount. At December 31, 2008, the discount for all loans referenced totals approximately $11 million.

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

In connection with the issuance of non-recourse mortgage loans secured by certain wholly owned subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans. These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the wholly owned subsidiaries be unable to satisfy certain obligations under otherwise non-recourse mortgage loans. These guaranties are in the form of (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term, (2) the guaranty of debt service payments (as defined in the applicable loan documents) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space, and (4) customary repayment guaranties under construction loans. These are partial guaranties of certain non-recourse mortgage debt of wholly owned subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations” for a discussion of these arrangements.

Except as described in Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Indebtedness—Operating Partnership Contingent Obligations,” the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

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

In connection with this loan, our Operating Partnership entered into guarantees for space leased to certain tenants at Plaza Las Fuentes. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Indebtedness—Operating Partnership Contingent Obligations—Plaza Las Fuentes Mortgage Guarantee Obligations” for a discussion of this guaranty.

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

In connection with this loan, our Operating Partnership has entered into certain guaranties, some of which were modified by the amended loan agreement. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations—3161 Michelson Master Lease Obligations.”

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

We grant both time-based and performance-based restricted stock units, usually accompanied by dividend equivalents. Each vested restricted stock unit represents the right to receive one share of our common stock. The time-based restricted stock units vest over a period of five years, with 20% vesting on the first anniversary of the date of grant, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to the recipient’s continued employment with us. The performance-based restricted stock units have a time-based vesting component and a performance-based vesting component, both of which must be satisfied in order for them to vest. The time-based component is similar to the five-year vesting schedule described above. The performance-based component will be satisfied in cumulative installments with respect to 20% of the restricted stock units in the event we attain stock price targets of $25.00, $30.00, $35.00, $40.00 and $45.00, respectively, prior to the fifth anniversary of the grant date. Both the time-based and performance-based restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the applicable restricted stock unit agreement. All vested restricted stock units will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of: (1) the fifth anniversary of the grant date; (2) the occurrence of a change in control (as defined in the restricted stock unit agreements); or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

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

In December 2008, we made the decision to dispose of our 3161 Michelson property located in Irvine, California and have classified this property as held for sale. We recorded a $50.0 million non-cash impairment charge to reduce our investment in this property to its estimated fair value, less estimated costs to sell, as of December 31, 2008. See Note 2 “Basis of Presentation and Summary of Significant of Accounting Policies—Investments in Real Estate—Impairment Evaluation.”

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

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified with Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1—Valuations based on quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access.

•

Level 2—Valuations based on quoted market prices for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•

Level 3—Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which are typically based on the reporting entity’s own assumptions.

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

Note 16—Related Party Transactions

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners—Master Investments, LLC (“Master Investments”), an entity in which our President and Chief Executive Officer, Nelson C. Rising, has a minority interest. Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”). We also agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if any of these properties were sold during the lock-out period. The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange). In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans. As of December 31, 2008 and 2007, $65.0 million of our debt is subject to such guarantees by Master Investments.

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Rising and Koumriqian, evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2008 and their attestation report is included in this Annual Report on Form 10-K/A.

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

The description of Mr. Koumriqian’s employment agreement is qualified in its entirety by reference to the full text of the document filed as Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since
Nelson C. Rising	67	President and Chief Executive Officer	2008
Shant Koumriqian	36	Executive Vice President, Chief Financial Officer	2008
Douglas J. Gardner	58	Executive Vice President, Operations	2008
Mark T. Lammas	43	Executive Vice President, Investments	2002
Jonathan L. Abrams	33	Senior Vice President, General Counsel and Secretary	2007
Ted J. Bischak	56	Senior Vice President, Asset Management	2005
Robert P. Goodwin	57	Senior Vice President, Construction and Development	2002
Peter K. Johnston	54	Senior Vice President, Leasing	2006
Peggy M. Moretti	46	Senior Vice President, Investor and Public Relations	2003
Christopher C. Rising	39	Senior Vice President, Strategic Initiatives	2008

Nelson C. Rising has served as our President and Chief Executive Officer and as a member of our board of directors since May 2008. Prior to joining Maguire Properties, Inc., Mr. Rising served as Chairman and Chief Executive Officer of Rising Realty Partners, LLC from January 2006 to May 2008. Mr. Rising served as Chairman and Chief Executive Officer of Catellus Development Corporation (“Catellus”) from 2000 to September 2005 when it was merged with and into a subsidiary of ProLogis, and as President and Chief Executive Officer of Catellus from 1994 to 2000. Prior to joining Catellus, Mr. Rising was, for ten years, a Senior Partner with Maguire Thomas Partners, a predecessor to Maguire Properties, Inc. Mr. Rising practiced law at O’Melveny & Myers, LLP prior to entering the real estate industry. He holds a Bachelor of Arts degree with honors in Economics from the University of California at Los Angeles and a Juris Doctor from the UCLA Law School, where he served as the Managing Editor of the UCLA Law Review. Mr. Rising is a former Chairman of the Board of the Federal Reserve Bank of San Francisco and is Chairman Emeritus of the Real Estate Roundtable and Chairman of the Grand Avenue Committee. Mr. Rising was a Trustee of ProLogis from September 2005 until May 2008. He is a member of the Board of Trustees of the California Institute of Technology and the W.M. Keck Foundation. Mr. Nelson Rising is the father of Mr. Christopher Rising, our Senior Vice President, Strategic Initiatives.

Shant Koumriqian has served as our Executive Vice President, Chief Financial Officer since December 2008. Prior to that time, Mr. Koumriqian served as our Senior Vice President, Finance and Chief Accounting Officer from January 2008 to November 2008. From July 2004 to January 2008, Mr. Koumriqian served as the Company’s Vice President—Finance. Prior to joining Maguire Properties, Inc., Mr. Koumriqian spent a total of nine years in real estate practice groups, first at Arthur Andersen LLP and then at Deloitte & Touche LLP, where he was a senior manager, serving public and private real estate companies. Mr. Koumriqian holds a Bachelor of Arts degree in Business Administration, cum laude, from California State University, Los Angeles.

Douglas J. Gardner has served as our Executive Vice President, Operations since May 2008. Prior to joining our company, Mr. Gardner operated his own real estate consulting firm since 2004. From 1997 to 2003, Mr. Gardner was the President of the Urban Development Group for Catellus. Prior to joining Catellus, he was a Senior Vice President with Maguire Thomas Partners from 1989 to 1996. Prior to entering the real estate business, Mr. Gardner was an Associate Partner with the architectural firm of I.M. Pei & Partners in New York from 1975 to 1988. Mr. Gardner holds a Bachelor of Arts degree, magna cum laude, from Yale University and a

Masters of Architecture from the Yale School of Architecture. Mr. Gardner formerly served on the California Advisory Board of The Trust for Public Land, serving as chair from 2005 to 2007, and he is the past President of the Board of Directors of the Los Angeles Conservancy.

Mark T. Lammas has served as our Executive Vice President, Investments since June 2008. Prior to that time, Mr. Lammas served as our Executive Vice President, Development from August 2007 to June 2008, as Executive Vice President, Development and Secretary from June 2006 to August 2007, and as Senior Vice President, General Counsel and Secretary from June 2003 to June 2006. Prior to joining Maguire Properties, Inc., Mr. Lammas served as Senior Vice President and General Counsel for Maguire Thomas Partners from June 1998 to June 2003. Prior to that time, Mr. Lammas was an attorney with Cox Castle & Nicholson LLP from September 1992 to June 1998. Mr. Lammas holds a Bachelor of Arts degree in Political Economy of Industrial Societies, magna cum laude, from the University of California, Berkeley and a Juris Doctor from the Boalt Hall School of Law, University of California, Berkeley.

Jonathan L. Abrams has served as our Senior Vice President, General Counsel and Secretary since August 2007. From April 2006 to June 2007, Mr. Abrams was Senior Vice President of Business and Legal Affairs at Lionsgate Entertainment, where he was responsible for SEC and Sarbanes-Oxley Act compliance matters. He was also involved in acquisitions and financings for Lionsgate Entertainment. From October 2001 to March 2006, Mr. Abrams was an attorney with the law firm of Latham & Watkins LLP, where he worked on a wide range of corporate matters involving Maguire Properties, Inc. and other REITs. Mr. Abrams holds a Bachelor of Arts degree in Political Science, cum laude, from the University of California, Berkeley and a Juris Doctor, cum laude, from Harvard Law School. He currently serves on the Board of Directors of Happy Trails for Kids, a non-profit organization.

Ted J. Bischak has served as our Senior Vice President, Asset Management since July 2005. Prior to joining our company, Mr. Bischak served as Senior Vice President for CommonWealth Partners, where he was responsible for all operations activities, including in-house property management, tenant improvement, operational leasing and asset management. Mr. Bischak has held senior operations positions with Tooley & Company and The Irvine Company during his 25-year commercial real estate career. Mr. Bischak holds a Bachelor of Science degree in Business Administration, cum laude, from California State University, Fullerton.

Robert P. Goodwin has served as our Senior Vice President, Construction and Development since June 2002. Prior to that time, Mr. Goodwin served as President of Hillwood Urban Development in Dallas, Texas from 2001 to 2002 and was a Partner of CommonWealth Partners from 1997 to 2001. From 1987 to 1996, Mr. Goodwin was a Vice President and Senior Vice President of Construction with Maguire Thomas Partners. Mr. Goodwin holds a Bachelor of Science degree in Engineering from Kansas State University.

Peter K. Johnston has served as our Senior Vice President, Leasing since March 2006, and as our Senior Vice President, Major Lease Transactions from January 2006 to March 2006. Prior to that time, Mr. Johnston served in a consultancy role responsible for major lease transactions for Maguire Properties, Inc. from April 2005 to January 2006. From January 1996 through March 2005, Mr. Johnston served as President of Leasing for CommonWealth Partners, where he was responsible for all brokerage activities and lease transactions. From 1985 through 1995, Mr. Johnston was the Senior Vice President, Leasing for Maguire Thomas Partners, where he was responsible for leasing in Southern California and Philadelphia. Mr. Johnston holds a Bachelor of Science degree in Business Administration from the University of Denver.

Peggy M. Moretti has served as our Senior Vice President, Investor and Public Relations since June 2003 with responsibility for investor relations and corporate communications. She served in a similar role for Maguire Thomas Partners from 1996 to June 2003. Prior to joining Maguire Thomas Partners, Ms. Moretti served as Director of Public Relations for The Peninsula Beverly Hills, an award-winning luxury hotel located in Beverly Hills, California, from 1991 to 1996. From 1985 to 1991, Ms. Moretti served in various roles for Rogers & Cowan, an international public relations consultancy firm. Ms. Moretti holds a Bachelor of Arts degree in Political Science from the University of California, Los Angeles. She is a member of the National Association of Industrial and Office Properties and has served as a board member of the Los Angeles Conservancy.

Christopher C. Rising has served as our Senior Vice President, Strategic Initiatives since May 2008. Prior to joining our company, Mr. Rising served as the Managing Principal of Rising Realty Partners, LLC. In 2003, Mr. Rising founded his own real estate firm, The Rising Real Estate Group, a privately-held real estate investment and brokerage company based in Los Angeles, California. From 2001 to 2003, Mr. Rising served as a Director with Cushman & Wakefield of California, Inc. Mr. Rising began his professional career as an associate with Pillsbury Madison & Sutro, LLP, where he practiced real estate law representing tenants in their lease negotiations. Mr. Rising holds a Bachelor of Arts degree from Duke University with a dual major in History and Political Science and holds a Juris Doctor from Loyola Law School in Los Angeles, California. He currently serves on the Athletic Advisory Board at Duke University, the Board of Trustees at Chandler School in Pasadena, California and the Board of Regents at Loyola High School in Los Angeles, California, and formerly served as President of the Loyola High School Alumni Association from 2005 until 2007. He is the son of Mr. Nelson Rising, our President and Chief Executive Officer.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since
George A. Vandeman	69	Chairman of the Board	2007
Jonathan M. Brooks	45	Director	2008
Christine N. Garvey	63	Director	2008
Cyrus S. Hadidi	35	Director	2008
Nelson C. Rising	67	Director	2008
Paul M. Watson	69	Director	2008
David L. Weinstein	42	Director	2008

George A. Vandeman has served on the board of directors since October 2007. Mr. Vandeman has been the principal of Vandeman & Co., a private investment firm, since he retired from Amgen, Inc. in July 2000. From 1995 to 2000, Mr. Vandeman was Senior Vice President and General Counsel of Amgen and a member of its Operating Committee. Immediately prior to joining Amgen in July 1995, Mr. Vandeman was a senior partner and head of the Mergers and Acquisitions Practice Group at the international law firm of Latham & Watkins LLP, where he worked for nearly three decades. Mr. Vandeman holds a Bachelor of Arts degree and a Juris Doctor from the University of Southern California. Mr. Vandeman is a member and past Chair of the Board of Councilors at the University of Southern California Law School.

Jonathan M. Brooks has served on the board of directors since July 2008. Mr. Brooks is the founder and primary portfolio manager of JMB Capital Partners Master Fund, L.P. (“JMB Capital”), formed in April 2002, and principal of affiliate fund and advisor entities. From December 1994 through December 2000, Mr. Brooks was employed as Head Trader at Cerberus Capital Management, where he oversaw all trading responsibilities. Before joining Cerberus Capital Management, he was a Senior Vice President at Dabney/Resnick, where he worked in the sales and trading department and focused on sales of and research concerning distressed securities. Mr. Brooks holds a Bachelor of Science degree in Business Finance from the University of Southern California and a Masters of Business Administration from the University of Chicago. Mr. Brooks serves on the Board of Directors of the Michael J. Fox Foundation for Parkinson’s Research. Mr. Brooks joined the board of directors in July 2008, pursuant to a Stockholder Agreement, dated as of July 28, 2008, described in further detail in our Current Report on Form 8-K filed with the SEC on July 29, 2008.

Christine N. Garvey has served on the board of directors since July 2008. Ms. Garvey retired from Deutsche Bank AG in May 2004, where she served as Global Head of Corporate Real Estate Services from

May 2001. From December 1999 to April 2001, Ms. Garvey served as Vice President, Worldwide Real Estate and Workplace Resources for Cisco Systems, Inc. During her career, Ms. Garvey also held several positions with Bank of America, including Group Executive Vice President and Head of National Commercial Real Estate Services. Ms. Garvey holds a Bachelor of Arts degree, magna cum laude, from Immaculate Heart College in Los Angeles and a Juris Doctor from Suffolk University Law School. She is currently a member of the board of directors of ProLogis and HCP, Inc. She also served on the board of directors of both UnionBanCal Corporation and Hilton Hotels Corporation until the respective companies were taken private.

Cyrus S. Hadidi has served on the board of directors since July 2008. Mr. Hadidi is a partner of JMB Capital, which he joined in August 2002. Mr. Hadidi is the co-portfolio manager of JMB Capital, as well as the Chief Operating Officer for affiliated entities, managing operations such as investor relations, compliance, trading, and risk management. Prior to joining JMB Capital, Mr. Hadidi was an investment banker for Salomon Brothers (now Citigroup) from 1996 through 1999, where he executed capital markets transactions and acted as an advisor on mergers and acquisitions. Mr. Hadidi holds a Bachelor of Arts degree in History and Rhetoric (dual majors) from the University of California, Berkeley and a Masters of Business Administration from Harvard Business School, where he graduated as a George F. Baker Scholar and a John Loeb Fellow in Finance. Mr. Hadidi serves on the Board of Directors of A Place Called Home, a non-profit youth center in South Central Los Angeles. Mr. Hadidi joined the board of directors in July 2008, pursuant to a Stockholder Agreement, dated as of July 28, 2008, described in further detail in our Current Report on Form 8-K filed with the SEC on July 29, 2008.

Nelson C. Rising has served as our President and Chief Executive Officer and a member of our board of directors since May 2008. See “Executive Officers of the Registrant” for Mr. Rising’s biographical information.

Paul M. Watson has served on the board of directors since July 2008. Mr. Watson is the retired Vice Chairman of Wells Fargo Bank N.A., where he was responsible for wholesale and commercial banking, and headed Wells Fargo’s nationwide commercial, corporate and treasury management businesses. Prior to his 45-year tenure at Wells Fargo, Mr. Watson served as 1st Lieutenant in the United States Army. Mr. Watson holds a Bachelor of Arts degree from the University of San Francisco and a certificate from the Graduate School of Credit and Financial Management at Stanford University. Mr. Watson is the Chairman of the Finance Council of The Roman Catholic Archdiocese of Los Angeles. Mr. Watson joined the board of directors in July 2008, pursuant to a Stockholder Agreement, dated as of July 28, 2008, described in further detail in our Current Report on Form 8-K filed with the SEC on July 29, 2008.

David L. Weinstein has served on the board of directors since August 2008. Mr. Weinstein is currently a partner at Belvedere Capital, a real estate investment firm based in New York. From April 2007 until December 2008, Mr. Weinstein was a Managing Director of Westbridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein worked at Goldman, Sachs & Co. in New York, first in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then from 2004 as Vice President, Special Situations Group—Real Estate. Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association. Mr. Weinstein joined the board of directors in July 2008, pursuant to a Stockholder Agreement, dated as of July 28, 2008, described in further detail in our Current Report on Form 8-K filed with the SEC on July 29, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and beneficial owners of more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership of such securities with the SEC. Such officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with, except that: (1) a grant of 1,500,000 restricted stock units made on May 17, 2008 to Mr. Nelson Rising was not reported on a timely basis but was subsequently reported on a Form 4 filed on May 22, 2008; (2) a grant of 131,250 restricted stock units made on May 17, 2008 to Mr. Gardner was not reported on a timely basis but was subsequently reported on a Form 4 filed on May 22, 2008; (3) a grant of 79,250 restricted stock units made on May 17, 2008 to Mr. Christopher Rising was not reported on a timely basis but was subsequently reported on a Form 4 filed on May 22, 2008; (4) awards of 7,500 nonqualified stock options made on July 28, 2008 to each of Messrs. Brooks, Hadidi and Watson were not reported on a timely basis but were subsequently reported on Form 4s filed on August 7, 2008; and (5) an award of 7,500 nonqualified stock options made on August 6, 2008 to Mr. Weinstein was not reported on a timely basis but was subsequently reported on a Form 4 filed on August 11, 2008.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics that applies to our independent directors, executive officers, employees and agents, which is available for viewing on our website at http://www.maguireproperties.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any stockholder who sends a written request to that effect to the attention of Jonathan L. Abrams, Secretary, Maguire Properties, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

Any amendment to, or waiver of, any provision of the code of business conduct and ethics applicable to our independent directors and executive officers must be approved by our board of directors. Any such amendment or waiver that would otherwise be required to be disclosed under SEC rules or NYSE listing standards or regulations will be promptly posted on our website.

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during 2008.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Watson is Chair and Ms. Garvey and Mr. Hadidi are members of the Audit Committee, each of whom is an independent director. Based on her experience and expertise, the board of directors has determined that Ms. Garvey is an “audit committee financial expert” as defined by the SEC. The Audit Committee meets the NYSE composition requirements, including the requirements dealing with financial literacy and financial sophistication. The members of our Audit Committee satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

Our Chief Executive Officer has filed his annual certification with the NYSE for 2008, as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed the Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer with the SEC, which are filed with this report as Exhibits 31.1 and 31.2, respectively.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, based on total compensation as calculated under current SEC rules. For 2008, our named executive officers were (a) Nelson C. Rising, our President and Chief Executive Officer, (b) Robert F. Maguire III, our former Chairman and Chief Executive Officer, (c) Shant Koumriqian, our Executive Vice President, Chief Financial Officer, (d) Martin A. Griffiths, our former Executive Vice President and Chief Financial Officer, (e) Mark T. Lammas (Executive Vice President, Investments), Peter K. Johnston (Senior Vice President, Leasing) and Robert P. Goodwin (Senior Vice President, Construction and Development), who were our three other most highly compensated executive officers, and (f) two former employees, Paul S. Rutter (our former Executive Vice President, Major Transactions) and William H. Flaherty (our former Senior Vice President, Marketing).

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to set programs that achieve the following objectives:

•	Attracting, retaining and motivating talented executives;

•	Providing a program that is market-based and comparable to programs at other REITs;

•	Encouraging a strong link between executive compensation and individual and company performance; and

•	Supporting the maximization of stockholder value.

In order to achieve these objectives, we seek to provide an industry-competitive total compensation package comprised of annual compensation (base salary and cash-based incentives) coupled with long-term equity-based incentives. We believe the mix of compensation encourages high performance, promotes accountability and ensures that the interests of our executives are aligned with the interests of our stockholders by linking certain portions of each named executive officer’s compensation package directly to increases in stockholder value. We also periodically review the program in light of the Company’s then-current business plan, operations and financial challenges as well as the overall economic picture.

Development and Administration of the Compensation Structure

Our executive compensation program is principally administered by our Compensation Committee. The Compensation Committee consists of three independent directors, Christine N. Garvey (Chair), Jonathan M. Brooks and George A. Vandeman, each of whom have been appointed by our board of directors. The Compensation Committee has overall responsibility for our executive compensation policies and practices, including:

•	Reviewing and, if necessary, revising our executive compensation philosophy;

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

•	Reviewing and approving all executive officers’ employment agreements and severance arrangements;

•	Managing and reviewing all annual bonus, long-term incentive compensation, stock-based compensation, employee pension and welfare benefit plans;

•	Establishing and reviewing policies concerning perquisite benefits;

•	Determining our policy with respect to change in control or “parachute” payments;

•	Managing and reviewing executive officer and director indemnification and insurance matters; and

•	Managing and reviewing any employee loans in an amount equal to or greater than $75,000.

The Compensation Committee has ultimate responsibility for the formulation of appropriate compensation plans and incentives for our executives, the recommendation of such plans and incentives to our board of directors for its consideration and adoption, the award of equity compensation under the Incentive Award Plan and the ongoing administration of various compensation programs as may be authorized or directed by our board of directors.

Beginning in late 2007, our Compensation Committee commenced a comprehensive review of all components of our compensation structure in order to simplify and rationalize the program. In February 2008, in connection with this review process, we retained Towers Perrin as our compensation consultant. In the latter half of 2008, our Compensation Committee turned its focus to temporary compensation initiatives to best respond to the credit crisis and market volatility (as well as the significant decline in the price of the Company’s common stock and liquidity challenges). Our Compensation Committee is continuing its review process with the goal of revamping the Company’s compensation program during 2009.

Within our general compensation framework, our Chief Executive Officer and Executive Vice Presidents have, on behalf of the Company, historically negotiated specific compensation terms for members of senior management (including our named executive officers), memorializing these terms in employment agreements (which terms are reviewed and approved in advance by the Compensation Committee). All compensation terms approved for members of senior management in 2008 were subject to this process.

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

Elements of Executive Officer Compensation and Benefits

There are two primary types of compensation provided to our executive officers:

•

Annual compensation, which includes (i) a base salary, intended to provide a competitive and stable annual salary for each executive officer at a level consistent with such officer’s individual contributions, and (ii) annual performance bonuses, intended to link each executive officer’s compensation to our company’s performance and to such officer’s individual performance; and

•	Long-term compensation, which includes restricted stock, restricted stock units, stock options and other equity-based compensation, intended to encourage actions to maximize stockholder value.

In addition, the Compensation Committee has the discretion to approve non-recurring cash bonuses. The Senior Vice Presidents of Leasing and Construction and Development are currently eligible for such bonuses pursuant to their respective employment agreements. The leasing bonus is calculated quarterly, while the construction bonus is calculated upon successful completion of a construction project. These short-term incentive bonuses have the potential to raise the total compensation of a Senior Vice President to such an extent that he or she would qualify as a named executive officer under the SEC’s executive compensation rules. For example, pursuant to his employment agreement, Mr. Johnston, our Senior Vice President, Leasing, is eligible for a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space in certain of our assets. During 2008, Mr. Johnston earned $834,103 in leasing bonuses (and an additional $100,000 annual bonus), raising his total compensation to a level such that he is reported as a named executive officer herein. Additionally during 2008, Mr. Goodwin, our Senior Vice President, Construction and Development, earned $495,031 in project bonuses (and an additional $180,000 annual bonus), raising his total compensation to a level such that he is reported as a named executive officer herein.

Annual Compensation

Annual compensation consists of base salary and incentive bonuses. Our policies in effect during 2008 are described below. As noted above, we are in the process of conducting a comprehensive review of all aspects of our compensation program, including annual compensation, in conjunction with Towers Perrin.

Base Salary –

The annual base salary for each of our named executive officers was initially determined at the time of hire by our Compensation Committee in consultation with senior management and outside advisors based on a number of customary factors, including market conditions and a review of salaries at other REITs, and was memorialized in each respective officer’s employment agreement. The base salaries of all of our executive officers, including Mr. Nelson Rising, are reexamined annually by the Compensation Committee pursuant to the terms of such employment agreements. Current company policy calls for any adjustments to a named executive officer’s base salary to be made in January following a review of data for executives in similar positions at comparable REITs and other real estate companies, and such other factors as the Compensation Committee may determine. When reviewing individual base salaries, the Compensation Committee considers individual and corporate performance, levels of responsibility and competitive pay practices, as well as other subjective factors (such as the individual’s experience). These considerations necessarily vary from individual to individual and position to position. For further detail on the actual base salaries paid to our named executive officers in 2008, see the table under the heading “—Summary Compensation Table.”

Incentive Bonuses –

Annual incentives are provided in the form of cash bonuses paid upon the attainment of certain performance objectives. Each named executive officer’s employment agreement typically provides for an annual bonus within a range based on a percentage of the executive’s annual base salary. The bonus range in each executive’s employment agreement (or as otherwise determined by the Compensation Committee) is intended to provide guidance for such executive’s annual bonus. However, bonuses are ultimately discretionary, and are subject to final determination based upon the Compensation Committee’s evaluation of each executive’s performance.

Annual incentive bonuses are determined by first establishing a target bonus, which is the bonus expected to be paid to each executive that meets certain performance standards. A target bonus is typically expressed as a percentage of annual base salary and is typically set forth in each named executive officer’s employment agreement. For example, a target bonus of 50% for an executive earning an annual salary of $200,000 is $100,000. The Compensation Committee then uses two performance categories to establish bonus multiples: “Personal Objectives” and “Company Performance.” Based upon measured performance in each of these categories, we award each executive a bonus multiple between 0 and 1 (a bonus multiple of 1 means that the executive’s actual annual bonus will equal his or her target bonus). An executive can earn a bonus multiple of 1 in each of the two performance categories, for a total possible bonus multiple of 2 (or 200%) of the target bonus.

Personal Objectives are milestones or goals that an individual executive seeks to achieve during the year. Personal Objectives may be objective, for example, seeking to complete a specific development project in a given fiscal year; or they may be subjective, for example, seeking to restructure the process by which we insure our assets or successfully implementing strategies that anticipate future business needs. Personal Objectives may also be goals of personal development, for example, seeking to improve the individual’s efficiency. Personal Objectives are set annually by the Chief Executive Officer together with our board of directors, and are linked to our business plan, including: cash preservation and generation; FFO growth; creation of stockholder value; market focus, branding and marketing; leasing; acquisitions and dispositions; construction and development; and asset and property management. In evaluating each executive, the Compensation Committee makes a determination as to whether that employee has met or exceeded some or all of his or her Personal Objectives. Based upon that determination, a bonus multiple between 0 and 1 is assigned to that executive. As an example, an executive meeting all Personal Objectives would be assigned a bonus multiple of 0.5, while an executive exceeding most objectives would be assigned the maximum bonus multiple of 1.0.

Company Performance objectives are separated into two metrics, each with the potential to award a bonus multiple of 0.5: (a) our Total Shareholder Return (as defined below) and (b) our rank among REITs in the NAREIT Office Index.

The Total Shareholder Return component of the Company Performance objectives bonus multiple is assigned based on a range of target Total Shareholder Returns. Total Shareholder Return is calculated as follows:

Total Shareholder Return	=	MPG Share Price at End of Year - MPG Share Price at Beginning of Year + Dividends, if any
MPG Share Price at Beginning of Year

For purposes of determining the range of target Total Shareholder Return, we surveyed the returns of companies we consider to be our peer group: Alexandria Real Estate Equities, Inc.; BioMed Realty Trust, Inc.; Boston Properties, Inc.; Brandywine Realty Trust; Corporate Office Properties Trust; Douglas Emmett, Inc.; Franklin Street Properties Corp.; Highwoods Properties, Inc.; HRPT Properties Trust; Kilroy Realty Corporation; Mack-Cali Realty Corporation; Parkway Properties, Inc.; and SL Green Realty Corp. As an example, in a given fiscal year, if our Total Shareholder Return is between 12.1% and 15%, the bonus multiple assigned would be 0.25, while a Total Shareholder Return greater than 18.1% would be assigned the maximum bonus multiple of 0.50.

The other half of the Company Performance objectives bonus multiple is our Percentile Rank among REITs in the NAREIT Office Index.

The guidelines for Personal Objectives and Company Performance objectives established under the incentive bonus plan for calculating 2008 bonuses were as follows:

50% Weighting		50% Weighting
		Company Performance
Personal Objectives		Absolute Total Shareholder Return (“TSR”) (25%)		Percentile Rank (25%)
Scale	Bonus Multiple Range	TSR	Multiple	TSR Rank	Multiple
Meets Some Objectives	0.00 to 0.49	0 - 8.9%	0.0	0 - 19%	0.0
Meets Objectives	0.50 (target)	9 - 12%	0.125	20 - 39%	0.125
Meets Objectives and Exceeds in Some Objectives	0.51 to 0.75	12.1 - 15%	0.25	40 - 59%	0.25
		15.1 - 18%	0.375	60 - 79%	0.375
Exceeds in Most Objectives	0.76 to 1.00	18.1%+	0.50	80 - 100%	0.50

Based on the guidelines set forth above, certain executives are given the opportunity to earn up to 200% of their annual base salaries based on a combination of Personal Objectives and Company Performance objectives. Notwithstanding such guidelines, the Compensation Committee retains full discretion to set target bonus designations and potential bonus multiple ranges at certain specified levels, subject to any applicable provisions of the executive’s employment agreement.

For 2008, the Compensation Committee determined that each of Messrs. Nelson Rising, Koumriqian, Lammas and Goodwin had exceeded their personal goals and should receive a bonus multiple of 1 for the Personal Objectives component of the annual bonus determination. The Total Shareholder Return and Percentile Rank components of the Company Performance objectives resulted in a multiple of 0.0 for 2008, based on our actual performance. Thus, application of the formula above would have resulted in a bonus of 100% of target for each of Messrs. Nelson Rising, Koumriqian, Lammas and Goodwin for 2008 (based on the sum of a bonus multiple of 1 for the Personal Objectives component and a bonus multiple of 0.0 for the Company Performance Objectives component). The Compensation Committee determined to award each of Messrs. Nelson Rising and Goodwin a bonus for 2008 equal to 100% of his target bonus. However, the Compensation Committee determined in its discretion that strict adherence to the guidelines would not result in an amount indicative of the effort and achievements of Messrs. Koumriqian and Lammas in 2008. In particular, the strategic alternatives review process, asset dispositions, financing activities and senior management restructuring required major efforts by such officers. Accordingly, the Compensation Committee determined to award each of Messrs. Koumriqian and Lammas a bonus for 2008 equal to 150% of his target bonus. Pursuant to his employment agreement, Mr. Johnston’s annual bonus multiple is to be based upon the Company Performance objectives component and is capped at $200,000 (66% of his base salary) in 2008. Notwithstanding the Company Performance multiple of 0.0, the Compensation Committee in its discretion determined to award Mr. Johnston a bonus of $100,000 for 2008.

As set forth in their respective employment agreements, in 2008 Mr. Koumriqian had a target annual bonus of 60% of his base salary and Mr. Lammas had a target annual bonus of 100% of his base salary, with an annual bonus opportunity ranging from 0% to 200% of his annual base salary. In 2008, Mr. Nelson Rising’s target annual bonus was set at 200% of his annual base salary, with an annual bonus opportunity ranging from 0% to 300% of his annual base salary. Mr. Johnston’s target bonus was set at a fixed dollar amount of $100,000 (33% of his base salary), with a fixed dollar range of $0 to $200,000 (0% to 66% of his base salary). Mr. Goodwin’s target bonus was set at a fixed dollar amount of $180,000 (65% of his base salary). For further detail on the actual annual incentive bonuses paid to the named executive officers in 2008, see the table under the heading “—Summary Compensation Table.”

Long-Term Incentive Compensation: Our Incentive Award Plans

The Compensation Committee recognizes that while our bonus programs provide awards for positive short- and mid-term performance, equity participation creates a vital long-term partnership between executive officers and stockholders. Long-term incentives are provided to executives through grants of restricted stock, restricted stock units, stock options and/or other awards by the Compensation Committee pursuant to our Incentive Award Plan, as further described below. Subject to the terms of our Incentive Award Plan, the Compensation Committee, as plan administrator, has the discretion to determine both the recipients of awards and the terms and provisions of such awards, including the applicable exercise or purchase price, expiration date, vesting schedule and terms of exercise. Our Incentive Award Plan is subject to certain limitations on the maximum number of shares granted or cash awards payable in any calendar year.

The Compensation Committee’s discretion in granting awards under our Incentive Award Plan allows it to design incentives according to our various strategic objectives. For example, the ability to award restricted stock, restricted stock units and stock options allows us to both recruit and retain talented executives by providing market competitive compensation with pre-established vesting periods.

Our policies in effect during 2008 with respect to long-term incentive compensation are described below. As noted above, we are in the process of conducting a comprehensive review of all aspects of our compensation program, including long-term incentive compensation, in conjunction with Towers Perrin.

Restricted Stock and Restricted Stock Unit Awards –

The Compensation Committee may make grants of restricted stock. For newly hired executives receiving restricted stock through negotiated employment agreements, the applicable grant date for such issuance typically corresponds with the effective date of his or her employment agreement. Restricted stock award recipients receive the same quarterly dividends as holders of our common stock (if we pay such a dividend) on the unvested portion of their restricted stock.

We may also grant both time-based and performance-based restricted stock units, usually accompanied by dividend equivalents. Each vested restricted stock unit represents the right to receive one share of our common stock. Time-based restricted stock units generally vest over a period of five years, with 20% vesting on the first anniversary of the date of grant, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to the recipient’s continued employment with us. We have also granted performance-based restricted stock units to Mr. Nelson Rising which have a time-based vesting component and a performance-based vesting component, both of which must be satisfied in order for them to vest. The time-based component is similar to the five-year vesting schedule described above. The performance-based component will be satisfied in cumulative installments with respect to 20% of the restricted stock units in the event we attain specified stock price targets prior to the fifth anniversary of the grant date. Both the time-based and performance-based restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the applicable restricted stock unit agreements. All vested restricted stock units will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of: (1) the fifth anniversary of the grant date; (2) the occurrence of a change in control (as defined in the restricted stock unit agreements); or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

For further information on past awards and current holdings of restricted stock and restricted stock units for each of our named executive officers, see the table below under the heading “—Outstanding Equity Awards at Fiscal Year-End.”

Stock Options –

The Compensation Committee may grant stock options to executives and other employees pursuant to the terms of our Incentive Award Plan. The exercise price of nonqualified stock options and incentive stock options must be at least 100% of the fair market value of our common stock on the date of grant, which is defined in our Incentive Award Plan as the closing price of a share of our common stock on the date of grant. Stock options granted under our Incentive Award Plan will expire no later than ten years after the date of grant. Our Incentive Award Plan provides that options are exercisable in whole or in part by written notice to us, specifying the number of shares being purchased and accompanied by payment of the purchase price for such shares. Our Incentive Award Plan generally does not permit the transfer of options, but the Compensation Committee may provide that nonqualified stock options may be transferred pursuant to a domestic relations order or to a family member. As of December 31, 2008, we had no stock option awards outstanding with respect to any of our named executive officers.

Executive Equity Plan –

In April 2005, the Compensation Committee adopted a five-year compensation program for senior management designed to provide significant reward for significant stockholder returns. This executive equity plan provides for an award pool equal to a percentage of the value created in excess of a base value. Each participant is entitled to a given percentage of the total award pool (the “performance award percentage”), which may be adjusted over time to accommodate new participants and exceptional performers. In approving the executive equity plan, the Compensation Committee reviewed a comprehensive summary of similar plans of competitors including AIMCO Properties, L.P., American Financial Realty Trust, Reckson Associates Realty Corp., SL Green Realty Corp. and UDR, Inc. (formerly United Dominion Realty Trust Inc.).

Pursuant to our Incentive Award Plan and in furtherance of the executive equity plan, we entered into performance award agreements with each of Messrs. Koumriqian, Griffiths, Lammas, Goodwin, Rutter and Flaherty, as well as certain other executives, pursuant to which we granted each of them a performance award. All performance award agreements were issued to induce the applicable executive to enter into and/or remain in our service, the service of the Operating Partnership or the service of the Services Companies, and as an incentive for increased efforts during such service. The performance award represents a potential incentive bonus that may become vested and earned based upon the applicable executive’s continued employment and the achievement of the performance goals set forth below. The actual amount of the performance award, if any, will be based on the applicable executive’s vested interest in a portion of the performance award pool. The size of the performance award pool varies depending upon the compound annual Total Shareholder Return (as defined below) for the applicable performance period. The performance award pool will equal:

•	10% of the Excess Shareholder Value (as defined below) if the compound annual Total Shareholder Return for the applicable performance period equals or exceeds 15%;

•	5% of the Excess Shareholder Value if the compound annual Total Shareholder Return for the applicable performance period is equal to or greater than 12% but less than 15%; and

•	2.5% of the Excess Shareholder Value if the compound annual Total Shareholder Return for the applicable performance period is equal to or greater than 9% but less than 12%.

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

If the applicable executive remains continuously employed by us, the Operating Partnership or the Services Companies until the applicable vesting date set forth below, the performance award will vest and become payable as follows:

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

•

If we did not achieve the Three Year Target but had achieved a compound annual Total Shareholder Return equivalent to at least 12% but less than 15% during the four-year period commencing on April 1, 2005 (the “Four Year Target”), which did not occur, the award would have vested as of March 31, 2009 in an amount equal to the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the applicable executive’s performance award percentage; and

•

If we do not achieve the Three Year Target or the Four Year Target but achieve a compound annual Total Shareholder Return equivalent to at least 9% but less than 12% during the five-year period commencing on April 1, 2005 (the “Five Year Target”), the award will vest as of March 31, 2010 in an amount equal to the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the applicable executive’s performance award percentage.

Under their respective performance award agreements, Mr. Koumriqian was granted a performance award percentage of 3% and each of Messrs. Griffiths, Lammas, Goodwin, Rutter and Flaherty was granted a performance award percentage of 8%.

Performance awards will be paid in shares of our common stock or, at the discretion of the Compensation Committee, in cash (in whole or in part) at the end of the applicable performance period. In the event that performance awards are paid in shares of our common stock, the aggregate number of shares issued with respect to all performance awards may not exceed 3.0 million shares, and the issuance of shares will be subject to all applicable limits contained in Incentive Award Plan. If shares are not available to satisfy some or all of the performance award, then the award is required to be paid in cash (to the extent of such shortfall). We currently expect to settle all performance awards (if any) in shares of our common stock. As of December 31, 2008, no awards have vested.

The manner of vesting of the performance awards is governed differently in the context of a change in control. For a precise definition of change in control, and for information on the vesting of performance awards in the event of a change in control, please see the discussion below under the heading “—Severance Payments and Benefits and Change in Control Provisions.” Further, receipt of a performance award is conditioned on the continued employment of each executive, and such executive would be required to forfeit any portion of the performance award not already vested in the event the executive’s employment is terminated for any reason pursuant to its terms. Accordingly, upon the termination of each of Messrs. Griffiths, Rutter and Flaherty, the relevant executive forfeited all of his respective rights, title and interest in this executive equity plan.

Performance Award Agreement of our Former Chief Executive Officer –

On July 14, 2006, the Compensation Committee approved the terms of an outperformance plan for Mr. Maguire under our Incentive Award Plan. The goal of the outperformance plan was to provide Mr. Maguire with an opportunity to receive a substantial reward for delivering exceptional stockholder returns. Accordingly, on August 1, 2006, we entered into a performance award agreement with Mr. Maguire that effectuated the proposed terms of the July 14, 2006 outperformance plan.

On May 17, 2008, Mr. Maguire resigned as our Chief Executive Officer pursuant to a separation agreement. Mr. Maguire’s receipt of a performance award under the outperformance plan was conditioned on his continued employment as our Chief Executive Officer until July 13, 2010 and a compound annual “total shareholder return” (as such term was defined in his award agreement) by the Company equivalent to at least 15% during the period commencing on July 14, 2006 and ending on July 13, 2010. As a result of Mr. Maguire’s termination of employment, the performance award was forfeited.

Timing of Awards –

We do not coordinate the timing of equity award grants with the release of material non-public information nor do we time the release of material non-public information for purposes of affecting the value of executive compensation.

401(k) Plan

We have a 401(k) benefit plan available to all full-time employees who have completed 30 days of service with us. Employees may contribute up to 60% of their annual compensation, limited by the maximum allowed under Section 401(k) of the Code. Subject to such limitations of the Code, we provide a matching contribution in an amount equal to 50% of the employee contribution. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year. During 2008, we contributed $0.7 million to the 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Code so that contributions to the 401(k) plan, and income earned on such plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Perquisites and Other Elements of Compensation

We also provide other benefits to our executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program, including life insurance policies and matching contributions to our 401(k) plan. These types of benefits are offered to all our employees, regardless of job level. During 2008, Messrs. Koumriqian, Lammas, Johnston, Goodwin, Rutter and Flaherty each received matching contributions of $7,750 to their respective 401(k) plan accounts. We do not allocate life insurance premiums to individual persons since we have a group policy whose premiums are not actuarially determined.

Employment Agreements

As described above, our practice is to set forth the material terms of each executive officer’s compensation package in negotiated employment agreements. The following discussion summarizes the terms of employment agreements that we were a party to with each of our named executive officers during 2008. In addition, we have also provided a summary of the terms of the termination of employment of certain of our named executive officers in 2008.

Current Named Executive Officers

On May 17, 2008, we entered into an employment agreement with Mr. Nelson Rising as our President and Chief Executive Officer. On January 17, 2008, we entered into an amended and restated employment agreement with Mr. Koumriqian, as amended on July 1, 2008, pursuant to which he was employed as Senior Vice President, Finance and Chief Accounting Officer. On December 31, 2008, we entered into an amended and restated employment agreement with Mr. Koumriqian to reflect his promotion to Executive Vice President, Chief Financial Officer, and to further comply with Section 409A of the Internal Revenue Code (referred to herein as Mr. Koumriqian’s 2008 employment agreement). Effective as of March 12, 2009, we entered into an amended and restated employment agreement with Mr. Koumriqian to provide him with terms of employment consistent with our other Executive Vice Presidents (referred to herein as Mr. Koumriqian’s 2009 employment agreement). On December 16, 2008, we entered into an amended and restated employment agreement with Mr. Lammas which provided for a change in title from Executive Vice President, Development, to Executive Vice President, Investments, and an increase in base salary effective January 1, 2009, as well as amendments to further comply with Section 409A of the Internal Revenue Code. On December 16, 2008, we entered into amended and restated employment agreements with Messrs. Johnston and Goodwin to further comply with Section 409A of the Internal Revenue Code.

The employment agreement with Mr. Nelson Rising has a term of five years. Mr. Lammas’ employment agreement expires on January 25, 2012. Messrs. Nelson Rising and Lammas’ employment agreements provide for automatic one-year extensions thereafter, unless either party provides advance notice of non-renewal. Mr. Koumriqian’s 2008 employment agreement and the employment agreements with Messrs. Johnston and Goodwin provide that their employment with us is “at-will” and may be terminated by either him or us upon at least 30 days advance written notice, subject to certain obligations on our part to provide payment as described above under the heading “—Severance Payments and Benefits and Change in Control Provisions.”

The employment agreements for our current named executive officers provide for base salary as follows: $950,000 for Mr. Nelson Rising; $250,000 (and increasing to $350,000 effective as of January 1, 2009) for Mr. Koumriqian pursuant to his 2008 employment agreement; $375,000 (and increasing to $400,000 effective as of January 1, 2009) for Mr. Lammas; $300,000 for Mr. Johnston; and $275,000 for Mr. Goodwin.

The employment agreements of each of Messrs. Nelson Rising and Lammas provide for target and maximum annual bonuses as follows: target equal to 200% and maximum equal to 300% of base salary for Mr. Nelson Rising, and target equal to 100% and maximum equal to 200% of base salary for Mr. Lammas. Mr. Koumriqian’s 2008 employment agreement provides for a target bonus equal to 60% of base salary and no maximum bonus. Mr. Johnston’s employment agreement provides for a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space in certain of our assets. Mr. Goodwin’s employment agreement provides for (i) a target bonus set at a fixed dollar amount of $180,000, and (ii) a project completion bonus equal to $1.00 per rentable foot of buildable area for any office, retail, hotel, or residential footage contained in each applicable project or major phase of a multi-phase project, and $0.25 per square foot of area for any garage structures, during the term of his employment.

Pursuant to Mr. Nelson Rising’s employment agreement, we granted Mr. Nelson Rising 250,000 restricted stock units subject to time vesting and 1,250,000 restricted stock units subject to performance vesting under our Incentive Award Plan as of May 17, 2008. Each vested restricted stock unit represents the right to receive one share of our common stock. In addition, as of January 2, 2009, we granted him dividend equivalents on the restricted stock units with respect to ordinary quarterly cash dividends paid on our common stock. Pursuant to the employment agreement of Mr. Lammas, we granted him 74,383 time-based restricted stock units with dividend equivalents, under our Incentive Award Plan on October 2, 2008. Also on October 2, 2008, we granted Messrs. Koumriqian and Goodwin time-based restricted stock units with dividend equivalents in the amounts of 61,556 and 79,250, respectively, under our Incentive Award Plan. The terms of the restricted stock units are as follows:

•

Subject to the executive’s continued employment, the time-based restricted stock units will vest over a period of five years, with 20% vesting on the first anniversary of the date of grant, and the remaining 80% vesting pro rata on a daily basis over the next four years;

•

The performance-based restricted stock units will have a time-based vesting component and a performance-based vesting component, both of which must be satisfied in order for the restricted stock units to vest. The time-based component is similar to the five-year vesting schedule for the time-based restricted stock units described above. The performance-based component will be satisfied in cumulative installments with respect to 20% of the restricted stock units in the event that we attain stock price targets of $25.00, $30.00, $35.00, $40.00 and $45.00, respectively, prior to the fifth anniversary of the grant date;

•

The restricted stock units are also subject to full or partial accelerated vesting under certain circumstances in the event of a termination of the executive’s employment without cause, for good reason (each as defined in the executive’s employment agreement) or due to the executive’s death or disability, or upon a change in control, each as set forth in the applicable restricted stock unit agreement; and

•

All vested restricted stock units will be distributed in shares of our common stock, or, at our option, paid in cash upon the earliest to occur of (1) the fifth anniversary of the grant date, (2) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (3) the executive’s separation from service.

Pursuant to Mr. Koumriqian’s 2008 employment agreement, we granted him 17,644 shares of restricted stock under our Incentive Award Plan, as of January 17, 2008. Subject to Mr. Koumriqian’s continued employment, the restricted stock will vest ratably over 5 years, of which 20% vested on September 5, 2008, and the remaining shares will vest on September 5, 2009, 2010, 2011 and 2012

The employment agreements for our current named executive officers provide for:

•

participation in incentive, savings and retirement plans applicable generally to our senior executives or similarly situated executives (with the exception of Mr. Johnston who, aside from the leasing bonus described below and standard benefits such as our 401(k) plan, does not participate in our equity plan or other long term incentive programs); and

•	medical and other group welfare plan coverage for the executive and eligible family members, fringe benefits and paid vacation provided to our senior executives or similarly situated executives.

The employment agreements for all named executive officers contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that apply during the term of the employment agreements and for a six-month (in the case of Mr. Koumriqian pursuant to his 2008 employment agreement), a one-year (in the case of Messrs. Johnston and Goodwin) or a two-year (in the case of Messrs. Nelson Rising and Lammas) period thereafter.

The employment agreements for all named executive officers provide for reimbursement of all reasonable business expenses incurred and for the amount of compensation to be “grossed up” as necessary (on an after-tax basis) to compensate for any additional social security withholding taxes due as a result of the executives’ shared employment by the Operating Partnership, Maguire Properties, Inc. and, if applicable, any subsidiary and/or affiliate thereof.

The employment agreements for Messrs. Nelson Rising and Lammas also provide for severance payments and benefits in the event that the employment of any one of these executives is terminated by us without cause, by the executive for good reason, or by death or disability. Each of these executives is also entitled to certain severance payments and benefits for terminations arising out of a change in control. Mr. Koumriqian, pursuant to his 2008 employment agreement, and Messrs. Johnston and Goodwin are entitled to certain severance payments, but only in the event that the executive’s employment is terminated by us without cause. A detailed discussion of severance payments and benefits is set forth below under the heading “Executive Compensation—Potential Payments upon Termination or Change in Control.”

Effective as of March 12, 2009, we entered into the 2009 employment agreement with Mr. Koumriqian to provide him with terms of employment consistent with our other Executive Vice Presidents as a result of his promotion to Executive Vice President, Chief Financial Officer, on December 31, 2008. Mr. Koumriqian’s 2009 employment agreement provides for the following material terms and conditions that are different from those provided under his 2008 employment agreement:

•	The employment agreement has a term of five years. The target annual bonus for Mr. Koumriqian was increased from 60% of his base salary to 100% of his base salary.

•	On March 15, 2009, we granted Mr. Koumriqian 52,000 time-based restricted stock units with dividend equivalent rights under our Incentive Award Plan.

•

Mr. Koumriqian’s 2008 employment agreement provided for him to receive severance only upon a termination of employment by us without cause in an amount equal to the sum of 100% of his then-current annual base salary and 50% of his target annual bonus. Mr. Koumriqian’s 2009 employment agreement provides that if his employment is terminated by us without cause or by Mr. Koumriqian for good reason, he will receive severance, including an amount equal to 150% of the sum of his then-current annual base salary plus the average annual bonus received for the three preceding fiscal years. If Mr. Koumriqian’s employment is terminated by us without cause or by Mr. Koumriqian for good reason within two years after a change in control or by Mr. Koumriqian for any reason within 30 days after the one-year anniversary of the change in control, then Mr. Koumriqian will receive the severance described in the preceding sentence, except that the severance multiple will be 200%. Severance is also payable in the event of Mr. Koumriqian’s death or disability.

•	Mr. Koumriqian is not eligible to receive an additional tax gross-up payment for amounts subject to excise tax imposed on certain so-called “excess parachute payments” under Section 4999 of the Code.

Former Named Executive Officers

Mr. Maguire resigned as our Chairman of the Board and Chief Executive Officer effective as of May 17, 2008, pursuant to a separation agreement dated as of such date. Pursuant to this separation agreement, we agreed to treat Mr. Maguire’s resignation as a termination of employment by Mr. Maguire for good reason and agreed to provide a lump-sum severance payment in the amount of $2,800,000, less any amounts for federal, state, local or foreign taxes required to be withheld pursuant to any applicable law or regulation. Both parties acknowledged that this amount satisfied the payment due to Mr. Maguire pursuant to the terms of his employment agreement and in consideration for Mr. Maguire’s execution and non-revocation of a general release of claims.

Pursuant to Mr. Maguire’s employment agreement, the severance payable to him represented:

•

a lump-sum cash payment equal to the sum of his accrued but unpaid base salary and vacation; any unpaid annual bonus earned for any fiscal year that ended on or before the date of termination; and 200% of the sum of his then-current annual base salary plus his average bonus over the prior three years; and

•	his prorated annual bonus for the year in which the termination occurred.

Additionally, pursuant to the terms of Mr. Maguire’s employment agreement and termination of employment for good reason, Mr. Maguire was also entitled to receive:

•

health benefits for two years following his termination of employment at the same cost to Mr. Maguire as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer; and

•	outplacement services at our expense.

In addition, Mr. Maguire was appointed to the position of Chairman Emeritus. Mr. Maguire will be entitled to retain such title until a resolution or consent is adopted by the Board removing such title, which will not occur prior to May 17, 2010, subject to earlier termination in the event of a material breach of the terms of the separation agreement which is not cured by Mr. Maguire. So long as he retains the title of Chairman Emeritus, Mr. Maguire will be entitled to a payment of $750,000 per year to defray the costs of maintaining an office in a location other than our offices and the cost of services of two assistants and a personal driver.

On May 17, 2008, we also entered into a consulting agreement with Mr. Maguire to retain him as a consultant for a period of two years following his resignation pursuant to the terms of the separation agreement. The consulting services may, however, be terminated by us or Mr. Maguire upon 30 days’ written notice. If we terminate the consulting agreement without cause, we must pay Mr. Maguire all remaining consulting fees due under the consulting agreement. Mr. Maguire’s consulting services will not exceed 20 hours per month. Consulting fees payable to Mr. Maguire will be $10,000 per month during the consulting period plus reimbursement of reasonable expenses incurred.

On June 11, 2008, pursuant to the terms of their respective employment agreements, we provided notice to each of Mr. Griffiths, our Executive Vice President and Chief Financial Officer, and Mr. Rutter, our Executive Vice President, Major Transactions, of the termination of their employment without cause, effective as of June 30, 2008. The employment agreements for Messrs. Griffiths and Rutter each provided for severance payments and benefits and accelerated vesting of restricted stock in the event that the applicable executive’s employment was terminated by us without cause, subject to his execution and non-revocation of a general release of claims. Specifically, each of Messrs. Griffiths and Rutter were entitled to the following:

•	a lump-sum cash payment equal to 150% of the sum of his then-current annual base salary plus average bonus over the prior three years;

•	his prorated annual bonus for the year in which the termination occurred;

•	immediate vesting of any unvested shares of the restricted stock awards previously granted to him;

•

health benefits for the executive and eligible family members for 18 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer; and

•	outplacement services at our expense for a period of not more than one year following the date of termination.

On June 30, 2008, we entered into a consulting agreement with Martin A. Griffiths, our former Executive Vice President and Chief Financial Officer, for the period from July 1, 2008 to June 30, 2009. This agreement was terminated by Mr. Griffiths on December 17, 2008.

The employment of Mr. Flaherty, our Senior Vice President, Marketing, was terminated by us without cause pursuant to a separation agreement, effective as of July 11, 2008. Pursuant to this separation agreement, we agreed to provide a lump-sum payment to Mr. Flaherty in the amount of $2,500,000, and Mr. Flaherty forfeited his right to receive payment of any performance award to the extent not vested as of the date of his termination, in consideration for Mr. Flaherty’s execution and non-revocation of a general release of claims. Both parties acknowledged that the severance payment represented the amount due to Mr. Flaherty pursuant to the terms of his employment agreement which provided for a lump-sum payment equal to $2,500,000 in the event that his employment was terminated by us without cause prior to the earliest to occur of (i) the date on which all or any portion of his performance award becomes vested, (ii) the change in control date (as defined in the performance award agreement), (iii) March 31, 2010, and (iv) such other date on which the performance award otherwise expires, terminates, is forfeited or may no longer become vested in whole or in part.

Severance Payments and Benefits and Change in Control Provisions

Severance Payments and Benefits –

In order to achieve our objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe that it is vital to provide our executive officers with severance payments and benefits that are in line with those offered by our peer group companies.

To this end, we have agreed to severance payments and benefits to our Executive Vice Presidents and above (currently, Messrs. Nelson Rising, Koumriqian (pursuant to his 2009 employment agreement, as described more fully above under the heading “— Employment Agreements”) Douglas J. Gardner and Lammas) that protect said executives against termination by us without cause or by the executive for good reason or by death or disability. These agreements provide for severance in the form of a lump sum payment, continued health benefits, accelerated vesting of certain equity awards and outplacement services as a result of a qualifying termination of employment. We also have agreed to a lump-sum severance payment to Messrs. Johnston and Goodwin and other Senior Vice Presidents (including Mr. Koumriqian effective prior to December 31, 2008 when he held the position of Senior Vice President, Finance and Chief Accounting Officer) in the event that their employment is terminated by us without cause. For further information on the actual payouts, please see the table below under the heading “Executive Compensation—Potential Payments upon Termination or Change in Control.”

In each of the employment agreements of Messrs. Nelson Rising, Koumriqian (pursuant to his 2009 employment agreement) and Lammas, cause is defined as the occurrence of any one or more of the following events, unless the applicable executive fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

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

In addition, in each of the above employment agreements, good reason is defined as the occurrence of any one or more of the following events without the applicable executive’s prior written consent, unless we fully correct the circumstances constituting good reason (if such circumstances are capable of correction) prior to the date of termination:

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

•	Our reduction of the executive’s annual base salary or annual bonus opportunity;

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

In addition to the events that constitute good reason above, in the case of Mr. Nelson Rising, good reason also includes the following:

•

Our failure to cause Mr. Nelson Rising to be nominated by the board of directors to stand for election to the board of directors at any meeting of our stockholders during which any such election is held and whereby Mr. Nelson Rising’s term as director will expire if he is not re-elected, the board of director’s failure to appoint Mr. Nelson Rising to serve on the executive committee of the board of directors should such a committee be established, the board of director’s re-appointment of Mr. Maguire as

Chairman of the Board or the board of director’s nomination of Mr. Maguire to stand for election to the board of directors at any meeting of our stockholders during which any election is held, in each case unless any of the events constituting cause have occurred; or

•

Our bylaws do not provide that (A) the Chief Executive Officer has the power to call meetings of the board of directors and special meetings of stockholders, or (B) the agendas for meetings of the board of directors shall be set by the Chairman of the Board in consultation with the Chief Executive Officer.

In the event that Mr. Nelson Rising is terminated by us without cause or if he terminates his employment for good reason prior to a change in control (as described below), he will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•

Lump-sum cash payment equal to 200% of the sum of his then-current annual base salary plus the greater of his annual bonus earned from the year immediately preceding such date of termination or his target annual bonus for such year;

•	His prorated annual bonus for the year in which the termination occurs;

•

Health benefits for Mr. Rising and his eligible family members for 18 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•	Accelerated vesting of any unvested portion of any restricted stock units pursuant to the terms and conditions set forth in the restricted stock unit award agreements; and

•	Outplacement services at our expense for up to one year following the date of termination.

In addition, if Mr. Nelson Rising’s employment is terminated by reason of his death or disability during his employment period, he or his estate or beneficiaries, as applicable, will be entitled to the following benefits:

•	100% of his annual base salary, as in effect on the date of termination;

•	His prorated annual bonus for the year in which the termination occurs;

•

Health benefits for Mr. Nelson Rising and his eligible family members for 12 months following his termination of employment at the same cost to the executive as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer; and

•	Accelerated vesting of any unvested portion of any restricted stock units pursuant to the terms and conditions set forth in the restricted stock unit award agreements.

In addition, if Mr. Nelson Rising’s employment is terminated by reason of expiration of the applicable employment period, he will be entitled to payment of a prorated bonus for the year of termination.

In the event that either of Messrs. Koumriqian (pursuant to this 2009 employment agreement) or Lammas is terminated by us without cause or terminates his employment for good reason prior to a change in control (as defined below), he will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•	A lump-sum cash payment equal to 150% of the sum of his then-current annual base salary plus average bonus over the prior three years;

•	His prorated annual bonus for the year in which the termination occurs;

•

Health benefits for Mr. Koumriqian or Mr. Lammas, as applicable, and eligible family members for 18 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•	Accelerated vesting of any unvested shares of restricted stock and restricted stock units previously granted to him; and

•	Outplacement services at our expense for up to one year following the date of termination.

If Mr. Koumriqian (pursuant to his 2009 employment agreement) or Mr. Lammas is terminated by reason of his death or disability during his employment period, he or his estate or beneficiaries, as applicable, will be entitled to the following payments and benefits:

•	100% of his annual base salary, as in effect on the date of termination;

•	His prorated annual bonus for the year in which the termination occurs; and

•

Health benefits for Mr. Koumriqian or Mr. Lammas, as applicable, and eligible family members for 12 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer.

In addition, in 2008 we also provided for severance payments to Mr. Koumriqian pursuant to his 2008 employment agreement and Messrs. Goodwin and Johnston pursuant to their employment agreements, in the event that the executive’s employment is terminated by us without cause, subject to his execution and non-revocation of a general release of claims. Specifically, under his 2008 employment agreement, Mr. Koumriqian would receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current base salary and (b) 50% of his target annual bonus for such year. Mr. Goodwin will receive a lump-sum cash severance payment equal to 100% of his then-current base salary. Mr. Johnston will receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current annual base salary and (b) an amount equal to the average annual leasing bonus paid to him for all of the calendar years of his employment prior to the calendar year of his termination.

Pursuant to Mr. Koumriqian’s 2008 employment agreement and Mr. Goodwin’s employment agreement, cause is defined as the occurrence of any one or more of the following events:

•	The executive’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from the executive’s incapacity due to physical or mental illness);

•	The executive’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	The executive’s conviction of, or entry by the executive of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by the executive of his fiduciary duty to us which results in economic or other injury to us; or

•	The executive’s willful and material breach of certain covenants set forth in the executive’s employment agreement.

Cause is defined in Mr. Johnston’s employment agreement as any of the following: (a) failure by Mr. Johnston to effectively perform his duties under the employment agreement after being advised of such failure and not correcting his performance within 30 days of receipt of such notice; (b) his conviction of a felony or any crime involving moral turpitude; (c) fraud, misrepresentation, or breach of trust by him in the course of his employment which materially and adversely affects Maguire Properties, Inc., the Operating Partnership or the Services Companies or any of their assets; or (d) a breach of any material provision of his employment agreement. In no event will Mr. Johnston or his estate or beneficiaries be entitled to any payments under the employment agreement upon any termination of his employment by reason of death or disability.

Change in Control Provisions –

Pursuant to each of their employment agreements, Messrs. Nelson Rising, Koumriqian (pursuant to his 2009 employment agreement) and Lammas will receive severance payments and benefits in the event of a change in control if the executive is terminated by us without cause or if the executive terminates his employment with us for good reason within a specified period of time following the anniversary of a change in control. A change in control is defined in the executive’s employment agreement as the occurrence of any of the following events:

•

(1) The direct or indirect acquisition, by any person or group,[1] of beneficial ownership of our voting securities that represent 35% or more of the combined voting power of the then outstanding voting securities, other than:

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

•

(2) Individuals (in the case of Mr. Nelson Rising, excluding for the avoidance of doubt, Robert F. Maguire III) who, as of the applicable employment agreement’s effective date, constitute our board of directors (the incumbent board) cease for any reason to constitute at least a majority of our board of directors; however, in general, any individual (in the case of Mr. Nelson Rising, excluding for the avoidance of doubt, Robert F. Maguire III) who becomes a director after the applicable employment agreement’s effective date whose election by our stockholders, or nomination for election by our board of directors, was approved by a vote of at least a majority of the directors then comprising the incumbent board will be considered as though such individual were a member of the incumbent board;

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

In the event of an actual or constructive termination pursuant to a change in control, we provide more generous severance payments and benefits in comparison to the scenarios described above. This difference exists to reflect the unique concerns an executive faces upon a change in control. As applied to the Chief Executive Officer, a

[1]

Notwithstanding the above, an acquisition of our securities by us which causes our voting securities beneficially owned by a person or group to represent 35% or more of the combined voting power of our then outstanding voting securities does not constitute a change in control, unless that person or group subsequently becomes the beneficial owner of any additional voting securities.

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

Under the employment agreement of Mr. Nelson Rising, if a change in control occurs during his employment period and his employment is terminated (a) by us without cause or by the executive for good reason, in each case within two years after the effective date of the change in control or (b) by the executive for any reason on or within 30 days after the one-year anniversary of the effective date of the change in control, then he will be entitled to the payments and benefits as though his employment was terminated without cause or for good reason as set forth above under the heading “—Severance Payments and Benefits,” except that the lump-sum cash severance payment multiple will by 300%.

Under Mr. Koumriqian’s 2009 employment agreement and Mr. Lammas’ employment agreement, if a change in control occurs during his employment period and his employment is terminated (a) by us without cause or by the executive for good reason, in each case within two years after the effective date of the change in control or (b) by the executive for any reason on or within 30 days after the one-year anniversary of the effective date of the change in control, then the executive will be entitled to the payments and benefits set forth above under the heading “—Severance Payments and Benefits,” except that (i) the lump-sum cash severance multiple will be 200%, (ii) the period during which the executive will be entitled to health insurance coverage will be 24 months, and (iii) all outstanding stock options, restricted stock and other equity awards (other than the performance award) held by the executive will become fully vested.

In the case of our Chief Executive Officer and our other named executive officers, we believe that it is important to provide the severance payments and benefits in both the case of actual termination and the case of constructive termination. Including instances of constructive termination in the types of termination covered by our severance packages ensures that any eventual acquirer of our company could not avoid paying severance by intentionally fostering a difficult work environment for the executives, thereby greatly increasing the chance of their voluntary exit. For further information on the actual payouts, please see the table below under the heading “Executive Compensation—Potential Payments upon Termination or Change in Control.”

Impact of Tax and Accounting Treatment on Executive Compensation

Section 162(m) of the Internal Revenue Code –

Section 162(m) of the Code disallows a tax deduction for any publicly-held corporation for individual compensation of more than $1.0 million in any taxable year to certain executive officers of the Company, other than compensation that is performance-based under a plan that is approved by stockholders and that meets certain other technical requirements. The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to structure compensation that is deductible to the extent permitted, while simultaneously providing our executives with appropriate and competitive rewards for their performance. In the appropriate circumstances, however, the Compensation Committee is prepared to exceed the limit on deductibility under Section 162(m) to the extent necessary to ensure our executive officers are compensated in a manner consistent with our best interests and those of our stockholders.

Parachute Payments –

Under Messrs. Nelson Rising and Lammas’ employment agreements, we have agreed to make an additional tax gross-up payment to them if any amounts paid or payable to them would be subject to the excise tax imposed on certain so-called “excess parachute payments” under Section 4999 of the Code. However, if a reduction in the payments and benefits of 10% or less would render the excise tax inapplicable, then the payments and benefits will be reduced by such amount, and we will not be required to make the gross-up payment. The terms of Messrs. Koumriqian, Johnston and Goodwin’s respective employment agreements do not entitle them to receive Section 4999 tax gross-up payments.

Section 409A –

The Compensation Committee also endeavors to structure executive officers’ compensation in a manner that is either compliant with, or exempt from the application of, Internal Revenue Code Section 409A, which provisions may impose significant additional taxes on non-conforming, nonqualified deferred compensation (including certain equity awards, severance, incentive compensation, traditional deferred compensation and other payments).

SFAS No. 123(R) –

Under SFAS No. 123(R), we are required to account for all stock-based compensation issued to our employees at fair value, including the executive equity plan. We measure the cost of employee services received in exchange for equity awards based on grant-date fair value and recognize such cost over the period during which an employee is required to provide services in exchange for the award. Grant-date fair value is estimated using appropriate option-pricing models. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Stock Ownership Guidelines

While we encourage stock ownership by our executive officers and directors, we do not currently have formal stock ownership requirements. In addition, we do not have a policy in place regarding the ability of our executive officers or directors to engage in hedging activities with respect to our common stock.

Our independent directors receive 7,500 nonqualified stock options to purchase our common stock upon their initial election to the board of directors, and an additional 5,000 nonqualified stock options and 1,000 shares of restricted stock upon any subsequent elections. For more information regarding stock-based compensation for our board members, see the discussion below under the heading “—Compensation of Directors.”

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

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Christine N. Garvey, Chair

Jonathan M. Brooks

George A. Vandeman

*	The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference into any filing by us under the Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K/A and irrespective of any general incorporation language in such filing.

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for services rendered in all capacities to us and our subsidiaries in 2008:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Nelson C. Rising(4) President and Chief Executive Officer	2008	593,750	—	1,450,347	1,187,500	366,501	3,598,098

Robert F. Maguire III(5) Former Chairman and Chief Executive Officer	2008	227,500	—	(3,986,853)	—	3,625,000	(134,353)
	2007	600,000	—	2,722,007	1,080,000	—	4,402,007
	2006	600,000	—	1,264,846	900,000	855	2,765,701

Shant Koumriqian(6) Executive Vice President, Chief Financial Officer	2008	237,500	—	251,067	225,000	22,892	736,459

Martin A. Griffiths(7) Former Executive Vice President and Chief Financial Officer	2008	225,000	—	2,604,239	—	2,150,110	4,979,349
	2007	450,000	—	1,596,261	810,000	204,722	3,060,983
	2006	225,000	—	798,255	337,500	114,255	1,475,010

Mark T. Lammas(8) Executive Vice President, Investments	2008	375,000	—	701,802	562,500	36,961	1,676,263
	2007	375,000	—	879,547	675,000	137,524	2,067,071
	2006	337,500	—	712,845	562,500	178,891	1,791,736

Peter K. Johnston(9) Senior Vice President, Leasing	2008	300,000	—	—	100,000	873,475	1,273,475
	2007	300,000	—	—	75,000	1,361,621	1,736,621
	2006	300,000	—	—	175,000	1,330,536	1,805,536

Robert P. Goodwin(10) Senior Vice President, Construction and Development	2008	275,000	—	170,023	180,000	502,781	1,127,804

Paul S. Rutter(11) Former Executive Vice President, Major Transactions	2008	225,000	—	2,604,239	—	2,110,264	4,939,503
	2007	450,000	—	1,596,261	810,000	212,472	3,068,733
	2006	225,000	—	798,255	337,500	114,255	1,475,010

William H. Flaherty(12) Former Senior Vice President, Marketing	2008	160,385	—	(402,184)	—	2,654,973	2,413,174

(1)	Amounts shown in Column (c) represent the base salary amount earned by the named executive officer.
(2)	Amounts shown in Column (e) represent the amounts recognized for financial statement reporting purposes during 2008, 2007 and 2006 in accordance with SFAS No. 123(R). Pursuant to the rules and regulations of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The awards for which expense is shown in Column (e) were granted during the period from 2004 - 2008.
(3)	Amounts shown in Column (f) represent the annual bonus earned by the named executive officer.
(4)

Mr. Nelson Rising was appointed our President and Chief Executive Officer effective May 17, 2008. Per the terms of his employment agreement, Mr. Nelson Rising’s annual base salary is $950,000. The amount shown in Column (c) represents the base salary earned by Mr. Nelson Rising from his hire date through December 31, 2008. The amount shown in Column (f) represents the annual bonus earned by Mr. Nelson Rising, as prorated from his hire date through

December 31, 2008. The amount shown in Column (g) represents legal and consulting fees incurred by Mr. Nelson Rising in connection with the negotiation of his employment agreement. We paid these costs on his behalf in accordance with the terms of his employment agreement.

(5)	Mr. Maguire resigned from his role as Chief Executive Officer on May 17, 2008, pursuant to a separation agreement. The amount shown in Column (c) for 2008 represents the base salary earned by Mr. Maguire from January 1, 2008 through his termination date. The amount shown in Column (e) for 2008 represents the amount recorded in our consolidated statement of operations during 2008 related to the reversal of previously recorded expense for Mr. Maguire’s performance award as a result of his termination of employment. The amount shown in Column (g) for 2008 represents the severance, Chairman Emeritus fees and accrued vacation paid to Mr. Maguire in connection with his termination of employment.
(6)	Mr. Koumriqian was appointed our Senior Vice President and Chief Accounting Officer on January 17, 2008. Per the terms of Mr. Koumriqian’s amended employment terms in effect during 2008, his annual base salary is $250,000. The amount shown in Column (c) for 2008 represents the base salary earned by Mr. Koumriqian using the base salary amount of $225,000 in effect from January 1, 2008 through June 30, 2008 combined with the base salary amount of $250,000 in effect from July 1, 2008 through December 31, 2008. The amount shown in Column (g) for 2008 represents dividends Mr. Koumriqian received on his unvested restricted stock of $15,142 and company matching contributions made to our 401(k) plan on his behalf totaling $7,750. Effective as of December 31, 2008, Mr. Koumriqian was appointed our Executive Vice President, Chief Financial Officer. His annual base salary was increased to $350,000 effective January 1, 2009.
(7)	Mr. Griffiths was terminated without cause from his role as Executive Vice President and Chief Financial Officer effective as of June 30, 2008. The amount shown in Column (c) for 2008 represents the base salary earned by Mr. Griffiths from January 1, 2008 through his termination date. The amount shown in Column (e) for 2008 represents the amount recorded in our consolidated statement of operations during 2008 related to expense associated with the accelerated vesting of 113,734 shares of restricted stock per the terms of Mr. Griffiths’ employment agreement, partially offset by the reversal of previously recorded expense for his performance award, as a result of his termination of employment. The amount shown in Column (g) for 2008 represents severance and accrued vacation totaling $2,104,616 paid to Mr. Griffiths in accordance with the terms of his separation agreement and dividends he received on his unvested restricted stock of $45,494. For payments made to Mr. Griffiths pursuant to a consulting arrangement entered into following his termination, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement with our Former Chief Financial Officer.”
(8)	The amount shown in Column (g) for 2008 for Mr. Lammas represents dividends he received on his unvested restricted stock of $29,211 and company matching contributions made to our 401(k) plan on his behalf totaling $7,750.
(9)	The amount shown in Column (g) for 2008 for Mr. Johnston represents leasing commissions earned totaling $834,103, a reimbursement of medical expenses totaling $31,622 and company matching contributions made to our 401(k) plan on his behalf totaling $7,750.
(10)	The amount shown in Column (g) for 2008 for Mr. Goodwin represents project completion bonuses earned totaling $495,031 and company matching contributions made to our 401(k) plan on his behalf totaling $7,750.
(11)	Mr. Rutter was terminated without cause from his role as Executive Vice President, Major Transactions effective as of June 30, 2008. The amount shown in Column (c) for 2008 represents the base salary earned by Mr. Rutter from January 1, 2008 through his termination date. The amount shown in Column (e) for 2008 represents the amount recorded in our consolidated statement of operations during 2008 related to expense associated with the accelerated vesting of 113,734 shares of restricted stock per the terms of Mr. Rutter’s employment agreement, partially offset by the reversal of previously recorded expense for his performance award, as a result of his termination of employment. The amount shown in Column (g) for 2008 represents severance and accrued vacation totaling $2,057,020 paid to Mr. Rutter in accordance with the terms of his separation agreement, dividends he received on his unvested restricted stock of $45,494 and company matching contributions made to our 401(k) plan on his behalf totaling $7,750.
(12)	Mr. Flaherty was terminated without cause from his role as Senior Vice President, Marketing effective as of July 11, 2008. The amount shown in Column (c) for 2008 represents the base salary earned by Mr. Flaherty from January 1, 2008 through his termination date. The amount shown in Column (e) for 2008 represents the amount recorded in our consolidated statement of operations during 2008 related to the reversal of previously recorded expense for his performance award as a result of his termination of employment. The amount shown in Column (g) for 2008 represents severance totaling $2,500,000 paid to Mr. Flaherty in accordance with the terms of his employment agreement, a $147,223 marketing commission earned prior to his termination and company matching contributions made to our 401(k) plan on his behalf totaling $7,750.

Grants of Plan-Based Awards

The following tables summarize grants of plan-based awards made during 2008 to each of our named executive officers:

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date(1)	Threshold ($)(2)	Target ($)(3)	Maximum ($)(4)
(a)	(b)	(c)	(d)	(e)
Nelson C. Rising	1/1/2008	475,000	1,900,000	2,850,000
Robert F. Maguire III(5)	1/1/2008	150,000	600,000	1,200,000
Shant Koumriqian	1/1/2008	37,500	150,000	300,000
Martin A. Griffiths(6)	1/1/2008	112,500	450,000	900,000
Mark T. Lammas	1/1/2008	93,750	375,000	750,000
Peter K. Johnston	1/1/2008	—	100,000	200,000
Robert P. Goodwin	1/1/2008	45,000	180,000	360,000
Paul S. Rutter(6)	1/1/2008	112,500	450,000	900,000
William H. Flaherty(7)	1/1/2008	45,000	180,000	360,000

(1)	The grant date for annual incentive bonuses is deemed to be January 1, 2008.
(2)	Amounts shown in Column (c) represent the minimum amount expected to be paid to our named executives under this plan. Amounts shown in Column (c) were calculated using a bonus multiple of 0.25 for Personal Objectives and a bonus multiple of 0.0 for Company Performance objectives for Messrs. Nelson Rising, Maguire, Koumriqian, Griffiths, Lammas, Goodwin, Rutter and Flaherty multiplied by their respective annual target bonuses. Per his employment agreement, Mr. Nelson Rising’s target bonus is 200% of his annual base salary. Per their employment agreements, the target bonus for each of Messrs. Maguire, Griffiths, Rutter and Lammas is 100% of such person’s annual base salary. Per the terms of Mr. Koumriqian’s 2008 employment agreement, Mr. Koumriqian’s target bonus is 60% of his annual base salary. Per his employment agreement, Mr. Flaherty’s target bonus is 60% of his annual base salary. Mr. Johnston’s annual bonus is calculated based solely on Company Performance objectives per the terms of his employment agreement. Mr. Johnston’s threshold amount would be zero. Mr. Goodwin’s stated target bonus per his employment agreement is $180,000.
(3)	Amounts shown in Column (d) represent a bonus multiple of 0.50 for Personal Objectives and a bonus multiple of 0.50 for Company Performance objectives for Messrs. Nelson Rising, Koumriqian and Lammas multiplied by their respective annual target bonuses. Mr. Johnston’s annual bonus is calculated based solely on a bonus multiple of 1.0 for Company Performance objectives. His stated target bonus in his employment agreement is $100,000. Mr. Goodwin’s stated target bonus per his employment agreement is $180,000.
(4)	Amounts shown in Column (e) represent a bonus multiple of 1.0 for Personal Objectives and a bonus multiple of 1.0 for Company Performance objectives for Messrs. Nelson Rising, Koumriqian, Lammas and Goodwin multiplied by their respective annual target bonuses. Mr. Johnston’s annual bonus is calculated based solely on a bonus multiple of 2.0 for Company Performance objectives. His stated maximum bonus in his employment agreement is $200,000.
(5)	Mr. Maguire resigned from his role as Chief Executive Officer on May 17, 2008, pursuant to a separation agreement, and did not receive a bonus for 2008.
(6)	Messrs. Griffiths and Rutter were terminated without cause from their roles as Executive Vice President and Chief Financial Officer and Executive Vice President, Major Transactions, respectively, effective as of June 30, 2008, and did not receive a bonus for 2008.
(7)	Mr. Flaherty was terminated without cause from his role as Senior Vice President, Marketing effective as of July 11, 2008, and did not receive a bonus for 2008.

For actual awards earned by our named executive officers during 2008, see “—Summary Compensation Table” above. The award paid to Mr. Nelson Rising in January 2009 was 100% of his target bonus, prorated for his service from May 17, 2008 through December 31, 2008. The awards paid to Messrs. Johnston and Goodwin in January 2009 were 100% of their respective target bonuses. The awards paid to Messrs. Koumriqian and Lammas in January 2009 were 150% of their respective target bonuses, each of which included a discretionary adjustment determined by the Compensation Committee that increased the payment from 100% of target as calculated under the terms of the plan. For more information, see the discussion under the heading “—Compensation Discussion and Analysis—Annual Compensation.”

GRANTS OF PLAN-BASED AWARDS (continued)

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
(a)	(b)	(c)	(d)
Nelson C. Rising(1)	5/17/2008	1,500,000	11,602,776
Robert F. Maguire III	—	—	—
Shant Koumriqian(2)	1/17/2008	17,644	499,855
	10/2/2008	61,556	369,336
Martin A. Griffiths	—	—	—
Mark T. Lammas(3)	10/2/2008	74,383	446,298
Peter K. Johnston	—	—	—
Robert P. Goodwin(4)	10/2/2008	79,250	475,500
Paul S. Rutter	—	—	—
William H. Flaherty	—	—	—

(1)	Pursuant to his employment agreement, we granted Mr. Nelson Rising 250,000 time-based restricted stock units and 1,250,000 performance-based restricted stock units on May 17, 2008. The time-based restricted stock units vest over a period of five years, with 20% vesting on May 17, 2009, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to Mr. Nelson Rising’s continued employment with us. The performance-based restricted stock units have a time-based vesting component and a performance-based vesting component, both of which must be satisfied in order for them to vest. The time-based component is similar to the five-year vesting schedule described above. The performance-based component will be satisfied in cumulative installments with respect to 20% of the restricted stock units in the event we attain stock price targets of $25.00, $30.00, $35.00, $40.00 and $45.00, respectively, prior to the fifth anniversary of the grant date. The SFAS No. 123(R) grant date fair value of the 250,000 time-based restricted stock units is $3,800,000, based on the closing market price of our common stock on the NYSE on the date of grant of $15.20 per share. The SFAS No. 123(R) grant date fair value of the 1,250,000 performance-based restricted stock units is $7,802,776, as determined using the Monte Carlo Simulation method.
(2)	Pursuant to his 2008 employment agreement, on January 17, 2008 we granted Mr. Koumriqian 17,644 shares of restricted stock that vest ratably over 5 years, 20% of which vested on September 5, 2008. The remaining shares will vest on September 5, 2009, 2010, 2011 and 2012. On October 2, 2008, we also granted Mr. Koumriqian 61,556 time-based restricted stock units that vest over a period of five years, with 20% vesting on October 2, 2009, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to Mr. Koumriqian’s continued employment with us. The SFAS No. 123(R) grant date fair value of the restricted stock is $499,855, based on the 20-day average of the closing price of our common stock on the NYSE prior to the date of grant totaling $28.33 per share. The SFAS No. 123(R) grant date fair value of the restricted stock units is $369,336, based on the closing market price of our common stock on the NYSE on the date of grant of $6.00 per share.
(3)	On October 2, 2008, we granted Mr. Lammas 74,383 time-based restricted stock units that vest over a period of five years, with 20% vesting on October 2, 2009, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to Mr. Lammas’ continued employment with us. The SFAS No. 123(R) grant date fair value of the restricted stock units is $446,298, based on the closing market price of our common stock on the NYSE on the date of grant of $6.00 per share.
(4)	On October 2, 2008, we granted Mr. Goodwin 79,250 time-based restricted stock units that vest over a period of five years, with 20% vesting on October 2, 2009, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to Mr. Goodwin’s continued employment with us. The SFAS No. 123(R) grant date fair value of the restricted stock units is $475,500, based on the closing market price of our common stock on the NYSE on the date of grant of $6.00 per share.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

See the discussion above under the heading “—Employment Agreements.”

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2008 for each of our named executive officers and our two other most highly-compensated former executive officers:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
(a)	(b)	(c)	(d)	(e)
Nelson C. Rising	1,500,000	2,190,000	—	—
Robert F. Maguire III	—	—	—	—
Shant Koumriqian	75,995	110,953	—	1,500,000
Martin A. Griffiths	—	—	—	—
Mark T. Lammas	131,250	191,625	—	4,000,000
Peter K. Johnston	—	—	—	—
Robert P. Goodwin	79,250	115,705	—	4,000,000
Paul S. Rutter	—	—	—	—
William H. Flaherty	—	—	—	—

(1)	Amounts shown in Column (c) represent the number of shares of unvested restricted stock and restricted stock units shown in Column (b) multiplied by $1.46, the closing market price of our common stock on the NYSE on December 31, 2008.
(2)	Amounts shown in Column (e) reflect the maximum amount potentially payable under each executive’s performance award agreement. Each executive’s performance award is designated as a specified percentage interest of an aggregate performance award pool which is based on excess shareholder value (as defined in the executive’s performance award agreement) created during the applicable performance period.

Option Exercises and Stock Vested

The following table summarizes option exercises and vesting of stock awards during 2008 for each of our named executive officers and our two other most highly-compensated former executive officers:

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)
Nelson C. Rising	—	—
Robert F. Maguire III	—	—
Shant Koumriqian(1)	3,711	38,710
Martin A. Griffiths(2)	113,734	1,401,203
Mark T. Lammas(3)	16,162	197,985
Peter K. Johnston	—	—
Robert P. Goodwin	—	—
Paul S. Rutter(2)	113,734	1,401,203
William H. Flaherty	—	—

(1)	Amount shown in Column (c) for Mr. Koumriqian represent the value of 3,529 shares of restricted stock that vested on September 5, 2008 based on a per-share value of $10.88, the closing market price of our common stock on the NYSE on September 4, 2008 and the value of 182 shares of restricted stock that vested on December 31, 2008 based on a per-share value of $1.73, the closing market price of our common stock on the NYSE on December 30, 2008. No amount realized upon vesting has been deferred.
(2)	Effective as of June 30, 2008, Messrs. Griffiths and Rutter were terminated without cause from their roles as Executive Vice President and Chief Financial Officer and Executive Vice President, Major Transactions, respectively. Pursuant to their respective employment agreements, all unvested shares of restricted stock were immediately vested in full as of such effective date of termination. Amounts shown in Column (c) for Messrs. Griffiths and Rutter represent the value of 113,734 shares of restricted stock that vested on June 30, 2008 based on a per-share value of $12.32, the closing market price of our common stock on the NYSE on June 27, 2008. No amount realized upon vesting has been deferred.
(3)	Amount shown in Column (c) for Mr. Lammas represent the value of 16,162 shares of restricted stock that vested on June 27, 2008 based on a per-share value of $12.25, the closing market price of our common stock on the NYSE on June 26, 2008. No amount realized upon vesting has been deferred.

Potential Payments upon Termination or Change in Control

Each of our named executive officers has an employment agreement providing for his position, pay and benefits. These employment agreements contain provisions for severance payments and benefits to be paid in the event of certain terminations of employment. Additionally, some of our employee compensation plans contain provisions that apply in the event of a change in control, and our named executive officers would benefit from these provisions. See the discussion above under the heading “—Severance Payment and Benefits and Change in Control Provisions.”

Termination with Severance, No Change in Control –

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had been terminated on December 31, 2008 by the Company without “cause” or, in the case of Messrs. Nelson Rising and Lammas, by the executive for “good reason” (each as defined in the executive’s employment agreement), other than in connection with a change in control:

	Cash Lump Sum
Name	Multiple of Salary and Bonus ($)(1)	Chairman Outperformance Plan ($)	Executive Equity Plan ($)	Value of Restricted Stock Vesting Acceleration ($)(2)	Value of Employee Benefits ($)(3)	280G Tax Gross Up ($)	Total Value ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Nelson C. Rising	6,887,500	—	—	730,000	37,692	—	7,655,192
Robert F. Maguire III(4)	—	—	—	—	—	—	3,625,000
Shant Koumriqian	325,000	—	—	—	—	—	325,000
Martin A. Griffiths(5)	2,070,000	—	—	1,401,203	34,616	—	3,505,819
Mark T. Lammas	1,950,000	—	—	191,625	39,961	—	2,181,586
Peter K. Johnston	1,361,883	—	—	—	—	—	1,361,883
Robert P. Goodwin	275,000	—	—	—	—	—	275,000
Paul S. Rutter(5)	2,013,750	—	—	1,401,203	43,270	—	3,458,223
William H. Flaherty(6)	2,500,000	—	—	—	—	—	2,500,000

(1)	Amount shown in Column (b) for Mr. Nelson Rising is a lump-sum cash payment equal to 200% of the sum of his then-current annual base salary plus the greater of his target annual bonus or annual bonus paid to him in the fiscal year immediately preceding his date of termination as per the terms of his employment agreement plus his 2008 annual bonus which was paid in January 2009. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary plus 50% of his target annual bonus as per the terms of his employment agreement in effect during 2008. For Mr. Lammas, the amount shown is a lump-sum cash payment equal to 150% of the sum of his then-current annual base salary plus average bonus over the prior three years as per the terms of his employment agreement plus his 2008 annual bonus which was paid in January 2009. For Mr. Johnston, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary plus his average annual leasing bonus paid during fiscal years 2006 through 2008 as per the terms of his employment agreement. For Mr. Goodwin, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary as per the terms of his employment agreement.
(2)	Amount shown in Column (e) for Mr. Nelson Rising represents the value of his 250,000 unvested time-based restricted stock units and 250,000 unvested performance-based restricted stock units calculated using a per-share value of $1.46, the closing market price of our common stock on the NYSE on December 31, 2008. For Mr. Lammas, the amount shown represents the value of his 56,867 shares of unvested restricted stock and 74,383 unvested time-based restricted stock units calculated using a per-share value of $1.46, the closing market price of our common stock on the NYSE on December 31, 2008. Messrs. Koumriqian (under his employment agreement in effect in 2008), Johnston and Goodwin are not entitled to accelerated vesting of unvested restricted stock or restricted stock units per the terms of their respective employment agreements upon termination of their employment without cause of for good reason.
(3)	Amount shown in Column (f) represents the amounts due to Messrs. Nelson Rising and Lammas for a maximum of up to 18 months for health benefits from termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. We have also included an estimate of the cost of outplacement services for Messrs. Nelson Rising and Lammas for a period of up to one year after termination. Messrs. Koumriqian (under his employment agreement in effect in 2008), Johnston and Goodwin are not entitled to any health benefits coverage or outplacement services per the terms of their respective employment agreements upon termination of their employment without cause or for good reason.
(4)	Mr. Maguire resigned from his role as Chief Executive Officer on May 17, 2008, pursuant to a separation agreement. Amounts disclosed in Column (h) represent payments per the terms of his separation agreement.
(5)	Messrs. Griffiths and Rutter were terminated without cause from their roles as Executive Vice President and Chief Financial Officer and Executive Vice President, Major Transactions, respectively, effective as of June 30, 2008. Amounts disclosed represent payments made to Messrs. Griffiths and Rutter per the terms of their respective separation agreements.
(6)	Mr. Flaherty was terminated without cause from his role as Senior Vice President, Marketing effective as of July 11, 2008. Amounts disclosed represent payments per the terms of his separation agreement.

Termination with Severance Following a Change in Control –

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if a change in control had occurred on December 31, 2008, and his employment had been terminated as of such date by the Company without “cause” or, in the case of Messrs. Nelson Rising and Lammas, by the executive for “good reason” (each as defined in the executive’s employment agreement):

	Cash Lump Sum
Name	Multiple of Salary and Bonus ($)(1)	Chairman Outperformance Plan ($)	Executive Equity Plan ($)	Value of Restricted Stock Vesting Acceleration ($)(2)	Value of Employee Benefits ($)(3)	280G Tax Gross Up ($)(4)	Total Value ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Nelson C. Rising	9,737,500	—	—	730,000	37,692	5,101,505	15,606,697
Shant Koumriqian	325,000	—	—	—	—	—	325,000
Mark T. Lammas	2,412,500	—	—	191,625	39,961	—	2,644,086
Peter K. Johnston	1,361,883	—	—	—	—	—	1,361,883
Robert P. Goodwin	275,000	—	—	—	—	—	275,000

(1)	Amount shown in Column (b) for Mr. Nelson Rising is a lump-sum cash payment equal to 300% of the sum of his then-current annual base salary plus the greater of his target annual bonus or annual bonus paid to him in the fiscal year immediately preceding his date of termination as per the terms of his employment agreement plus his 2008 annual bonus which was paid in January 2009. For Mr. Lammas, the amount shown is a lump-sum cash payment equal to 200% of the sum of his then-current annual base salary plus average bonus over the prior three years as per the terms of his employment agreement plus his 2008 annual bonus which was paid in January 2009. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary plus 50% of his target annual bonus as per the terms of his employment agreement in effect during 2008. For Mr. Johnston, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary plus his average annual leasing bonus paid during fiscal years 2006 through 2008 as per the terms of his employment agreement. For Mr. Goodwin, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary as per the terms of his employment agreement.
(2)	Amount shown in Column (e) for Mr. Nelson Rising represents the value of his 250,000 unvested time-based restricted stock units and 250,000 unvested performance-based restricted stock units calculated using a per-share value of $1.46, the closing market price of our common stock on the NYSE on December 31, 2008. For Mr. Lammas, the amount shown represents the value of his 56,867 shares of unvested restricted stock and 74,383 unvested time-based restricted stock units calculated using a per-share value of $1.46, the closing market price of our common stock on the NYSE on December 31, 2008. Messrs. Koumriqian (under his employment agreement in effect in 2008), Johnston and Goodwin are not entitled to accelerated vesting of unvested restricted stock or restricted stock units per the terms of their respective employment agreements upon termination of their employment resulting from a change in control.
(3)	Amount shown in Column (f) represents the amount due to Messrs. Mr. Nelson Rising and Lammas for a maximum of up to 18 months for health benefits from termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. We have also included an estimate of the cost of outplacement services for Messrs. Nelson Rising and Lammas for a period of up to one year. Messrs. Koumriqian (under his employment agreement in effect in 2008), Johnston and Goodwin are not entitled to any health benefits coverage or outplacement services per the terms of their employment agreements upon termination of their employment resulting from a change in control.
(4)	Amount shown in Column (g) represents the additional amount estimated to be payable to make Messrs. Nelson Rising and Lammas whole for the federal excise tax on excess parachute payments (including payment of the taxes on the additional amount itself). This excise tax is payable if the value of certain payments that are contingent upon a change in control, referred to as parachute payments, exceeds a safe harbor amount. Messrs. Nelson Rising and Lammas are entitled, under their employment agreements, to be held harmless against this tax if the value of their parachute payments are at least 110% of the safe harbor amount; if that value exceeds the safe harbor amount by a lesser amount, then the parachute payment is to be reduced to the safe harbor amount. However, in this illustration, this reduction of parachute payment does not become applicable. Pursuant to his employment agreement, the amount of Mr. Lammas’ tax gross-up would have been zero had a change in control and termination of employment occurred on December 31, 2008. Messrs. Koumriqian, Johnston and Goodwin are not entitled to a 280G tax gross up per the terms of their employment agreements as in effect on December 31, 2008 upon termination of their employment resulting from a change in control.

Termination Resulting from Death or Disability –

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers and our two other most highly-compensated former executive officers as if his employment had terminated on December 31, 2008 as a result of death or disability:

Name	Cash Lump Sum			Value of Restricted Stock Vesting Acceleration ($)(2)	Value of Employee Benefits ($)(3)(4)	280G Tax Gross Up ($)	Total Value ($)
	Multiple of Salary and Bonus ($)(1)	Chairman Outperformance Plan ($)	Executive Equity Plan ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Nelson C. Rising	2,137,500	—	—	730,000	525,794	—	3,393,294
Shant Koumriqian	—	—	—	—	510,000	—	510,000
Mark T. Lammas	937,500	—	—	—	527,307	—	1,464,807
Peter K. Johnston	—	—	—	—	510,000	—	510,000
Robert P. Goodwin	—	—	—	—	510,000	—	510,000

(1)	Amount shown in Column (b) for Messrs. Nelson Rising and Lammas is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his 2008 annual bonus which was paid in January 2009. Messrs. Koumriqian (under his employment agreement in effect in 2008), Johnston and Goodwin are not entitled to any salary or bonus payments per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.
(2)	Amount shown in Column (e) for Mr. Nelson Rising represents the value of his 250,000 unvested time-based restricted stock units and 250,000 unvested performance-based restricted stock units calculated using a per-share value of $1.46, the closing market price of our common stock on the NYSE on December 31, 2008. Messrs. Koumriqian (under his employment agreement in effect in 2008), Lammas, Johnston and Goodwin are not entitled to accelerated vesting of unvested restricted stock or restricted stock units per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.
(3)	Amount shown in Column (f) represents the amount due to Messrs. Nelson Rising and Lammas or each of their respective estates or beneficiaries for health benefits for 12 months from his date of death or disability at the same cost as was in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. Messrs. Koumriqian (under his employment agreement in effect in 2008), Johnston and Goodwin are not entitled to such payments per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.
(4)	In the event that any of the named executive officer’s termination by death or disability, the executive or his estate or beneficiaries will be entitled to receive a $510,000 payment from the Prudential Insurance Company of America. As part of the executives’ employee benefits, we pay 100% of the premium for an insurance policy comprised of term life and accidental death and dismemberment that entitles the beneficiary to a payment of two times his annual salary, with a maximum benefit of $510,000. Each of our named executive officers would receive the maximum benefit upon termination by death or disability.
(5)	Mr. Maguire resigned from his role as Chief Executive Officer on May 17, 2008, pursuant to a separation agreement. Per the terms of his separation agreement, we are not obligated to pay him any termination benefits as of December 31, 2008. For actual separation payments made to Mr. Maguire during 2008, see “—Summary Compensation Table” above.
(6)	Messrs. Griffiths and Rutter were terminated without cause from their roles as Executive Vice President and Chief Financial Officer and Executive Vice President, Major Transactions, respectively, effective as of June 30, 2008. Per the terms of their respective separation agreements, we are not obligated to pay them any termination benefits as of December 31, 2008. For actual separation payments made to Messrs. Griffiths and Rutter during 2008, see “—Summary Compensation Table” above.
(7)	Mr. Flaherty was terminated without cause from his role as Senior Vice President, Marketing effective as of July 11, 2008. Per the terms of his separation agreement, we are not obligated to pay him any termination benefits as of December 31, 2008. For actual separation payments made to Mr. Flaherty during 2008, see “—Summary Compensation Table” above.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during 2008:

DIRECTOR COMPENSATION

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Jonathan M. Brooks(6)	42,663	500	6,491	—	—	49,654
Christine N. Garvey(7)	55,978	500	8,538	—	—	65,016
Cyrus S. Hadidi(6)	42,663	500	6,491	—	—	49,654
Lawrence S. Kaplan(8)	251,250	6,050	11,987	—	5,345	274,632
Andrea L. Van de Kamp(8)	275,000	6,050	11,987	—	5,345	298,382
George A. Vandeman	293,750	500	10,973	—	—	305,223
Paul M. Watson(6)	51,413	500	6,491	—	—	58,404
Walter L. Weisman(8)	300,000	6,050	11,987	—	5,345	323,382
David L. Weinstein(9)	39,946	500	7,023	—	—	47,469

(1)	Our Chief Executive Officer, Mr. Nelson Rising, is a member of our board of directors. Mr. Nelson Rising does not receive any additional compensation for his services as a director. All compensation for his services as an employee of our company is shown in the Summary Compensation Table. Our former Chief Executive Officer, Mr. Maguire, was a member of our board of directors until May 17, 2008. Mr. Maguire did not receive any compensation for his services as a director. All compensation for his services as an employee of our company is shown in the Summary Compensation Table.
(2)	Amounts shown in Column (b) are those earned during 2008 for annual retainer fees, committee fees and/or chair fees. For further information, please see the discussion below under the heading “—Retainers and Fees.”
(3)	Amounts shown in Column (c) represent the amount recognized for financial statement reporting purposes during 2008 in accordance with SFAS No. 123(R). Pursuant to the rules and regulations of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The awards for which expense is shown in Column (c) are for those granted in 2007 and 2008.

Messrs. Brooks, Hadidi, Vandeman, Watson and Weinstein and Ms. Garvey each received an annual grant of 1,000 shares of restricted stock on October 2, 2008 with a SFAS No. 123(R) grant date fair value of $6,000, based on the closing market price of our common stock on the NYSE on the date of grant of $6.00 per share.

As of December 31, 2008, our directors held the following number of restricted stock awards that had not yet vested: Mr. Brooks, 1,000; Ms. Garvey, 1,000; Mr. Hadidi, 1,000; Mr. Kaplan, none; Ms. Van de Kamp, none; Mr. Vandeman, 1,000; Mr. Watson, 1,000; Mr. Weisman, none; and Mr. Weinstein, 1,000.

(4)	Amounts shown in Column (d) represent the amount recognized for financial statement reporting purposes during 2008 in accordance with SFAS No. 123(R). Pursuant to the rules and regulations of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The awards for which expense is shown in Column (d) include those granted in 2005, 2006, 2007 and 2008.

On July 2, 2008, Ms. Garvey received an award of 7,500 nonqualified stock options upon her joining our board of directors that had a SFAS No. 123(R) grant date fair value of $43,865. On July 28, 2008, Messrs. Brooks, Hadidi and Watson each received an award of 7,500 nonqualified stock options upon their joining our board of directors that had a SFAS No. 123(R) grant date fair value of $37,898. On August 6, 2008, Mr. Weinstein received an award of 7,500 nonqualified stock options upon his joining our board of directors that had a SFAS No. 123(R) grant date fair value of $41,728. Messrs. Brooks, Hadidi, Vandeman, Watson and Weinstein and Ms. Garvey also received an annual grant of 5,000 nonqualified stock options on October 2, 2008 with SFAS No. 123(R) grant date fair value of $14,729. For a discussion of the assumptions used in calculating grant date fair value, see Item 8. “Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements.”

As of December 31, 2008, our directors held the following number of outstanding nonqualified stock option awards: Mr. Brooks, 12,500; Ms. Garvey, 12,500; Mr. Hadidi, 12,500; Mr. Kaplan, 22,500; Ms. Van de Kamp, 22,500; Mr. Vandeman, 12,500; Mr. Watson, 12,500; Mr. Weisman, 20,000; and Mr. Weinstein, 12,500. The nonqualified stock option awards held by Messrs. Kaplan and Weisman and Ms. Van de Kamp as of December 31, 2008 expired on April 2, 2009.

(5)	Amounts shown in Column (f) represent dividends earned during 2008 on unvested restricted stock awards.
(6)	Messrs. Brooks, Hadidi and Watson joined our board of directors on July 28, 2008.
(7)	Ms. Garvey joined our board of directors on July 2, 2008.
(8)	Messrs. Kaplan and Weisman and Ms. Van de Kamp did not stand for re-election to the board of directors on October 2, 2008.
(9)	Mr. Weinstein joined our board of directors on August 6, 2008.

Retainers and Fees –

During 2008, each of our non-employee directors received a retainer of $25,000 per quarter. Our board members do not receive any additional compensation for attending board or committee meetings.

In 2008, our Audit Committee Chair received a fee of $35,000 per year. Mr. Watson received a fee of $8,750 for his services as Chair of this committee during the fourth quarter of 2008. Our previous Chair of the Audit Committee, Mr. Kaplan, received fees totaling $26,250 in 2008 for chairing this committee.

During 2008, our Chair of the Compensation Committee received a fee of $25,000 per year. Ms. Garvey received a fee of $6,250 for her services as Chair of this committee during the fourth quarter of 2008. Our previous chair of the Compensation Committee, Mr. Vandeman, received fees totaling $18,750 in 2008 for chairing this committee.

During 2008, Mr. Vandeman received a fee of $25,000 for his services as Chairman of the Board during the fourth quarter of 2008. As our former Vice Chairman and lead director, Mr. Weisman received fees totaling $75,000 during 2008.

In November 2007, the board of directors formed a Special Committee comprised of independent directors to focus on strategic alternatives for preserving and enhancing value for our stockholders. The initial members of the committee included Mr. Kaplan, Mr. Vandeman and Mr. Weisman. Ms. Van de Kamp joined the committee in March 2008. For their services on the Special Committee, each member earned a monthly fee of $25,000. Messrs. Kaplan, Vandeman and Weisman and Ms. Van de Kamp each received fees totaling $200,000 during 2008 for their participation on this committee.

Equity Awards –

The Incentive Award Plan provides for formula grants of stock options to non-employee directors. Upon appointment to the board of directors, each director receives a grant of 7,500 nonqualified stock options. Thereafter, on the date of each annual meeting of stockholders at which the non-employee director is re-elected to the board of directors, each director receives a grant of 5,000 nonqualified stock options. These nonqualified stock options allow the director to purchase shares of our common stock at an exercise price of not less than 100% of the fair market value of our common stock on the date of grant. These options vest over three equal annual installments on each of the first, second and third anniversaries of the date of grant. However, options granted to directors become fully vested upon retirement from the board of directors. Vested options can be exercised up to 12 months from the date of death or leaving the board due to permanent and total disability, up to six months from the date of leaving the board for reasons other than death or permanent and total disability, or ten years from the date of grant. In the event of a change in control (as such term is defined in our Incentive Award Plan), all options shall accelerate and become fully exercisable immediately prior to the effective date of such change in control, unless such option has either previously expired or the successor company assumes or substitutes such option. Following the effective date, all options not assumed, substituted for or exercised shall expire.

Each director also receives an annual grant of 1,000 shares of restricted stock upon election or re-election to the board of directors. Restricted stock awards vest in three equal annual installments on each of the first, second and third anniversaries of the date of grant. Any unvested restricted stock awards are forfeited or subject to our right of repurchase, except in limited circumstances, as determined by the Compensation Committee (including termination of directorship following a change in control) when a director leaves the board for any reason.

Compensation Committee Interlocks and Insider Participation

During 2008, Messrs. Brooks, Kaplan, Vandeman and Weisman, Ms. Garvey and Ms. Van de Kamp served on the Compensation Committee. Messrs. Kaplan and Weisman and Ms. Van de Kamp resigned from the committee on October 2, 2008 when they did not stand for re-election to the board of directors. During 2008, there were no interlocks with other companies requiring disclosure under the applicable rules and regulations of the SEC. None of the members of the Compensation Committee is or has been an officer or employee of our company or any of its subsidiaries.

While the Compensation Committee retains ultimate approval authority for executive compensation, it has delegated the authority to negotiate specific terms of executive employment agreements to senior management.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” for information regarding our securities authorized for issuance under our equity compensation plans as of December 31, 2008.

Principal Stockholders

The following table sets forth the only persons known to us to be the beneficial owner, or deemed to be the beneficial owner, of more than 5% of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) as of April 20, 2009:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)	Percent of Common Stock and Units(1)
(a)	(b)	(c)	(d)
Robert F. Maguire III(2),(3) 1733 Ocean Avenue Suite 300 Santa Monica, CA 90401	10,597,036	19.43%	19.39%

California Capital Limited Partnership(4) 10182 Culver Boulevard Culver City, CA 90232	4,650,000	9.69%	8.51%

JMB Capital Partners Master Fund, L.P.(5) 1999 Avenue of the Stars Suite 2040 Los Angeles, CA 90067	4,650,000	9.69%	8.51%

Wesley Capital Management, LLC(6) 717 5th Avenue 14th Floor New York, NY 10022	4,536,586	9.45%	8.30%

Scoggin Capital Management, L.P. II(7) 660 Madison Avenue New York, NY 10021	4,151,259	8.65%	7.60%

Barclays Global Investors, NA(8) 400 Howard Street San Francisco, CA 94105	2,898,277	6.04%	5.30%

Third Point LLC(9) 390 Park Avenue New York, NY 10022	2,895,000	6.03%	5.30%

The Vanguard Group, Inc.(10) 100 Vanguard Boulevard Malvern, PA 19355	2,681,808	5.59%	4.91%

(1)	Amounts and percentages in this table are based on 47,981,347 shares of our common stock and 6,674,573 Operating Partnership units (other than units held by Maguire Properties, Inc.) outstanding as of April 20, 2009. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis. The total of shares outstanding used in calculating the percentages shown in Columns (c) and (d) for Mr. Maguire assumes that all common stock that he has the right to acquire upon redemption of Operating Partnership units are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.

(2)	Amount shown in Column (b) for Mr. Maguire assumes that he has tendered all of his Operating Partnership units for redemption and that they have been exchanged by us for shares of our common stock at our option.
(3)	Information regarding Mr. Maguire is based solely on a Schedule 13D filed by Mr. Maguire with the SEC on January 15, 2009. The Schedule 13D indicates that (i) Mr. Maguire holds 4,048,153 shares of our common stock and 3,471,045 Operating Partnership units directly; (ii) 3,025,206 Operating Partnership units are held by three entities that are wholly owned and controlled by Mr. Maguire; and (iii) 52,632 Operating Partnership units held by Maguire Partners—Master Investments, LLC (“Master Investments”), an entity in which Mr. Maguire holds a 55% membership interest and shares voting and dispositive power with respect to such Operating Partnership units with other members. Mr. Maguire disclaims beneficial ownership in the 45% of the units owned by Master Investments in which he has no pecuniary interest. The Schedule 13D indicates that Mr. Maguire has sole voting and dispositive power with respect to 4,763,160 shares of our common stock (including 715,007 Operating Partnership units that are currently redeemable) and 5,781,244 Operating Partnership units and no shared voting and dispositive power. The Schedule 13D also indicates that Mr. Maguire has shared voting and dispositive power with respect to 52,632 Operating Partnership units held by Master Investments and no sole voting and dispositive power.

The Schedule 13D indicates that Mr. Maguire has a personal loan that is secured by his pledge of 4,048,153 shares of our common stock and 6,276,251 Operating Partnership units.
(4)	Information regarding The California Capital Limited Partnership (“CA Capital”), Themba LLC (“Themba”), The Themba 2005 Trust I (“Themba I”), The Themba 2005 Trust II (“Themba II”), The California Capital Trust (“CA Trust”), Dr. Patrick Soon-Shiong and Steven H. Hassan is based solely on a Schedule 13D filed with the SEC on October 10, 2008. The Schedule 13D indicates that California Capital, Themba, Themba I, Themba II, CA Trust, Dr. Soon-Shiong and Mr. Hassan each share voting and dispositive power with respect to 4,650,000 shares of our common stock and no sole voting or dispositive power.

The Schedule 13D indicates that the principal business of CA Capital is the holding of securities. The principal business of Themba is acting as the general partner of CA Capital. The principal business of Themba I, Themba II and CA Trust is estate planning. Dr. Soon-Shiong is the Chairman and Chief Executive Officer of Abraxis BioScience, Inc. Mr. Hassan is an independent certified public accountant. The principal address for Dr. Soon-Shiong is 11755 Wilshire Boulevard, Suite 2000, Los Angeles, California 90025. The principal address for Mr. Hassan is 149 South Barrington Avenue, #311, Los Angeles, California 90049.
(5)	Information regarding JMB Capital Partners Master Fund, L.P. (“JMB”), Smithwood Advisers, L.P. (“Smithwood Advisers”), Smithwood General Partner, LLC (“Smithwood GP”), Smithwood Partners, LLC (“Smithwood Partners”) and Jonathan Brooks is based solely on a Schedule 13D/A filed by JMB, Smithwood Advisors, Smithwood GP, Smithwood Partners and Jonathan Brooks (together, the “JMB Group”) with the SEC on July 30, 2008 and a Schedule 13D filed by the JMB Group with the SEC on November 13, 2007. The Schedule 13D/A filed with the SEC on July 30, 2008 indicates that JMB, Smithwood Advisors, Smithwood GP, Smithwood Partners and Mr. Brooks each had shared voting and dispositive power with respect to 4,650,000 shares of our common stock and no sole voting or dispositive power.

The Schedule 13D filed with the SEC on November 13, 2007 indicates that JMB is a master fund whose principal business is investing and that the principal business of Smithwood Advisers, Smithwood GP and Smithwood Partners is the management of investment funds and the activities related thereto. According to this Schedule 13D, Smithwood Partners is the general partner of JMB and Smithwood Advisers is the investment adviser of JMB. According to this Schedule 13D, Smithwood GP is the general partner of Smithwood Advisers and Mr. Brooks is the managing member of Smithwood Partners and the controlling owner and managing member of Smithwood GP.

Mr. Brooks is a member of our board of directors, and he holds 1,000 restricted shares of our common stock directly. Mr. Brooks disclaims any beneficial ownership of the shares of common stock held by JMB in which he has no pecuniary interest.
(6)	Information regarding Wesley Capital Management, LLC (“Wesley Capital”), Arthur Wrubel and John Khoury is based solely on a Schedule 13G/A filed with the SEC on February 13, 2009. The Schedule 13G/A indicates that Wesley Capital and Messrs. Wrubel and Khoury each share voting and dispositive power with respect to 4,536,586 shares of our common stock and no sole voting or dispositive power.

The Schedule 13G/A indicates that Messrs. Wrubel and Khoury are managing members of Wesley Capital.
(7)

Information regarding Scoggin Capital Management, L.P. II (“Scoggin Capital”), Scoggin International Fund, Ltd. (“Scoggin International”), Scoggin Worldwide Fund, Ltd. (“Scoggin Worldwide”), Old Bell Associates, LLC (“Old Bell”), A. Dev Chodry, Scoggin, LLC, Craig Effron and Curtis Schenker is based solely on a Schedule 13G/A filed with the SEC on February 13, 2009. The Schedule 13G/A indicates that (i) Scoggin Capital had sole voting and dispositive power with respect to 1,225,000 shares of our common stock and no shared voting or dispositive power; (ii) Scoggin International had sole voting and dispositive power with respect to 1,933,759 shares of our common stock and no shared voting or dispositive power; (iii) Scoggin Worldwide had sole voting and dispositive power with respect to 395,000 shares of our common stock and no shared voting or dispositive power; (iv) Scoggin, LLC had sole voting and dispositive power with respect to 1,933,759 shares of our common stock and shared voting and dispositive power with respect to 377,500 shares of our common stock; (v) Mr. Effron had sole voting and dispositive power with respect to 220,000 shares of our common stock and shared voting and dispositive power with respect to 3,931,259 shares of our common stock; (vi) Mr. Schenker had sole voting and dispositive power with respect to 17,500 shares of our common stock and shared voting and dispositive power with respect to 3,931,259 shares of our common stock; and (vii) Old Bell and Mr. Chodry each had shared voting and dispositive power with respect to 395,000 shares of our common stock and no sole voting or dispositive power.

The Schedule 13G/A indicates that the general partner of Scoggin Capital is S&E Partners, L.P., that Scoggin, Inc. is the sole general partner of S&E Partners, L.P. and that Messrs. Effron and Schenker are the stockholders of Scoggin, Inc. Additionally, the Schedule 13G/A indicates that Scoggin, LLC is the investment manager of Scoggin International and the investment manager for certain discretionary managed accounts and that Messrs. Effron and Schenker are the managing members of Scoggin, LLC. The Schedule 13G/A indicates that Old Bellows Partners LP is the investment manager of Scoggin Worldwide and that Old Bell is the general partner of Old Bellows Partners LP. Mr. Chodry is a principal of Old Bellow Partners LP, and Scoggin, LLC is also a principal of Old Bellows Partners LP and serves as investment sub-manager for equity and event-driven investing for Scoggin Worldwide. The principal address for Scoggin International is c/o Swiss Financial Services (Bahamas) Ltd., One Montague Place, 4th Floor, East Bay Street, P.O. Box EE-17758, Nassau, Bahamas. The principal address for Scoggin Worldwide is c/o Q&H Corporate Services, Ltd., 3rd Floor, Harbour Centre, P.O. Box 1348, George Town, Grand Cayman, Cayman Islands.
(8)	Information regarding Barclays Global Investors, NA (“Barclays”), Barclays Global Fund Advisors (“Barclays Advisors”), Barclays Global Investors, LTD (“Barclays Investors”) and Barclays Global Investors Japan Limited (“Barclays Japan”) is based solely on a Schedule 13G filed with the SEC on February 5, 2009. The Schedule 13G indicates that Barclays had sole voting power with respect to 1,453,663 shares of our common stock, sole dispositive power with respect to 1,600,015 shares of our common stock and no shared voting or dispositive power. The Schedule 13G indicates that Barclays Advisors had sole voting and dispositive power with respect to 1,252,997 shares of our common stock and no shared voting or dispositive power. The Schedule 13G indicates that Barclays Investors had sole voting and dispositive power with respect to 26,418 shares of our common stock and no shared voting or dispositive power. The Schedule 13G indicates that Barclays Japan had sole voting and dispositive power with respect to 18,847 shares of our common stock and no shared voting or dispositive power.

The Schedule 13G indicates that the shares reported by Barclays, Barclays Advisors, Barclays Investors and Barclays Japan are held in trust accounts for the economic benefit of the beneficiaries of those accounts. The Schedule 13G indicates that the principal address for Barclays Investors is Murray House, 1 Royal Mint Court, London, EC3N 4HH and the principal address for Barclays Japan is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402 Japan.
(9)	Information regarding Third Point LLC and Daniel S. Loeb is based solely on a Schedule 13D/A filed by Third Point LLC, Daniel S. Loeb, Third Point Offshore Master Fund, L.P. (the “Offshore Master Fund”) and Third Point Advisors II L.L.C. (“Advisors II”) with the SEC on April 16, 2009.

The Schedule 13D/A indicates that Third Point LLC is the investment manager or adviser to a variety of funds and managed accounts, including the Offshore Master Fund. These funds directly own our common stock. The Schedule 13D/A indicates that Third Point LLC and Mr. Loeb share voting and dispositive power with respect to 2,895,000 shares of our common stock held directly by the funds and no sole voting or dispositive power. The Schedule 13D/A indicates that Third Point LLC and Mr. Loeb may be deemed to have beneficial ownership over our common stock by virtue of the authority granted to them by the funds, including the Offshore Master Fund, to vote and dispose of the securities held by the funds. The Schedule 13D/A indicates that Third Point LLC, Mr. Loeb, and Advisors II share voting and dispositive power with respect to 2,406,200 shares of our common stock directly beneficially owned by the Offshore Master Fund and no sole voting or dispositive power.

According to the Schedule 13D/A, Mr. Loeb is the Chief Executive Officer of Third Point LLC and the Managing Director of the Offshore Master Fund and Advisors II. The Schedule 13D/A indicates that the principal business of the Offshore Master Fund is to invest and trade in securities. The principal business of Advisors II is to serve as the general partner of the Offshore Master Fund. The principal address of the Offshore Master Fund is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands, British West Indies.
(10)	Information regarding the Vanguard Group, Inc. (“Vanguard”) is based solely on a Schedule 13G/A filed with the SEC on February 13, 2009. The Schedule 13G/A indicates that Vanguard had sole voting power with respect to 49,222 shares of our common stock, sole dispositive power with respect to 2,681,808 shares of our common stock and no shared voting or dispositive power.

Security Ownership of our Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) of (1) our current directors, (2) our current and former Chief Executive Officer and our current Chief Financial Officer; (3) each of our three other most highly compensated executives, other than our Chief Executive Officer and Chief Financial Officer, as of December 31, 2008; and (4) our current directors and our executive officers listed in Item 10. “Directors, Executive Officers and Corporate Governance” as a group, in each case as of April 20, 2009. In preparing this information, we relied solely upon information provided to us by our directors and current executive officers.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2),(3)	Percent of Common Stock(4)	Percent of Common Stock and Units(4)
(a)	(b)	(c)	(d)
Nelson C. Rising(5)	13,158	*	*
Robert F. Maguire III(6),(7)	10,597,036	19.43%	19.39%
Shant Koumriqian(8)	43,608	*	*
Mark T. Lammas(9)	132,013	*	*
Peter K. Johnston(10)	10,790	*	*
Robert P. Goodwin(11)	30,263	*	*
Jonathan M. Brooks(12)	4,651,000	9.69%	8.51%
Christine N. Garvey(13)	5,460	*	*
Cyrus S. Hadidi(14)	1,000	*	*
George A. Vandeman(15)	3,500	*	*
Paul M. Watson(14)	1,000	*	*
David L. Weinstein(14)	1,000	*	*
All directors and executive officers as a group (17 persons)(16)	15,584,850	28.58%	28.51%

*	Less than 1.0%.
(1)	The address for each listed beneficial owner (other than Mr. Maguire) is c/o Maguire Properties, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, CA 90071. The address for Mr. Maguire is 1733 Ocean Avenue, Suite 300, Santa Monica, CA 90401.
(2)	Unless otherwise indicated, each person is the direct owner of and has sole voting and dispositive power with respect to such common stock and Operating Partnership units, with the exception of restricted stock as to which the person has sole voting but no dispositive power. Amounts and percentages in this table are based on 47,981,347 shares of our common stock and 6,674,573 Operating Partnership units (other than units held by Maguire Properties, Inc.) outstanding as of April 20, 2009. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis.
(3)	Amounts shown in Column (b) for Messrs. Nelson Rising and Maguire assume that each of them has tendered all of his Operating Partnership units for redemption and that they have been exchanged by us for shares of our common stock at our option. Amounts shown in Column (b) for all directors and executive officers assume that stock options exercisable within 60 days of April 20, 2009, if any, are exercised for shares of our common stock.
(4)	The total number of shares outstanding used in calculating the percentages shown in Columns (c) and (d) assumes that all common stock that each person has the right to acquire upon redemption of Operating Partnership units (in the case of Messrs. Nelson Rising and Maguire) or exercise of stock options within 60 days of April 20, 2009 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.
(5)	Includes 52,632 Operating Partnership units that are held by Master Investments, an entity in which Mr. Nelson Rising holds a 25% membership interest and shares voting and dispositive power with respect to such Operating Partnership units with other members. Mr. Nelson Rising disclaims beneficial ownership in the 75% of the units owned by Master Investments in which he has no pecuniary interest.
Excludes 1,500,000 restricted stock units, of which 54,521 units will be vested within 60 days of April 20, 2009. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the fifth anniversary of the date of grant (May 17, 2013), the date of the occurrence of a change in control or the date of Mr. Nelson Rising’s separation from service for any reason.
(6)

Information regarding Mr. Maguire is based solely on a Schedule 13D filed by Mr. Maguire with the SEC on January 15, 2009. The Schedule 13D indicates that (i) Mr. Maguire holds 4,048,153 shares of our common stock and 3,471,045 Operating Partnership units directly; (ii) 3,025,206 Operating Partnership units are held by three entities that are wholly owned and controlled by Mr. Maguire; and (iii) 52,632 Operating Partnership units held by Master Investments, an entity in which Mr. Maguire holds a 55% membership interest and shares voting and dispositive power with respect to such Operating Partnership units with other members. Mr. Maguire disclaims beneficial ownership in the 45% of the units owned by Master Investments in which he has no pecuniary interest. The Schedule 13D indicates that Mr. Maguire has sole voting and dispositive power with respect to 4,763,160 shares of our common stock (including 715,007 Operating Partnership units that are currently redeemable) and 5,781,244 Operating Partnership units and no shared voting and dispositive power. The Schedule 13D also indicates that Mr. Maguire has shared voting and dispositive power with respect to 52,632 Operating Partnership units held by Master Investments and no sole voting and dispositive power.

The Schedule 13D indicates that Mr. Maguire has a personal loan that is secured by his pledge of 4,048,153 shares of our common stock and 6,276,251 Operating Partnership units.
(7)	Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned from his roles as Chief Executive Officer, Chairman of the Board and director.
(8)	Includes (i) 29,168 shares of common stock held directly and (ii) 14,440 restricted shares of common stock held directly. Excludes 113,556 restricted stock units, none of which shall vest within 60 days of April 20, 2009.
(9)	Includes (i) 75,146 shares of common stock held directly and (ii) 56,867 restricted shares of common stock held directly. Excludes 74,383 restricted stock units, none of which shall vest within 60 days of April 20, 2009.
(10)	Includes 10,790 shares of common stock held directly.
(11)	Includes 30,263 shares of common stock held directly. Excludes 79,250 restricted stock units, none of which shall vest within 60 days of April 20, 2009.
(12)	Includes 1,000 restricted shares of common stock held directly. Mr. Brooks shares voting and dispositive power with respect to 4,650,000 shares of our common stock held by JMB and no sole voting or dispositive power as detailed above in the table under the heading “—Principal Stockholders.” Mr. Brooks disclaims any beneficial ownership of the shares of common stock held by JMB in which he has no pecuniary interest.
(13)	Includes (i) 4,460 shares of common stock held indirectly and (ii) 1,000 restricted shares of common stock held directly.
(14)	Includes 1,000 restricted shares of common stock held directly.
(15)	Includes (i) 1,000 restricted shares of common stock held directly and (ii) 2,500 shares of common stock issuable upon exercise of stock options.
(16)	Excludes 2,128,000 restricted stock units, of which 100,527 units will be vested within 60 days of April 20, 2009. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the fifth anniversary of the date of grant, the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

We recognize that transactions we may conduct with any of our directors or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than our best interests or those of our stockholders. We have established, and the board of directors has adopted, a written related party transaction policy to monitor transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which the Company and any of the following have an interest: any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year); a person, entity or group who is a greater than 5% beneficial owner of our common stock; an immediate family member of any of the foregoing persons; or any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in which such person has a 10% or greater beneficial ownership interest (which we refer to in this report as a “related person”). The policy covers any transaction where the aggregate amount is expected to exceed $120,000 in which a related person has a direct or indirect material interest.

Under the policy, potential related party transactions are identified by our senior management and the relevant details and analysis of the transaction are presented to the board of directors. If a member of our senior management has an interest in a potential related party transaction, all relevant information is provided to our Chief Executive Officer, his designee or a designated officer without any interest in the transaction (as the case may be), who will review the proposed transaction (generally with assistance from our General Counsel or outside counsel) and then present the matter and his or her conclusions to the board of directors.

The independent members of our board of directors review the material facts of any potential related party transaction and will then approve or disapprove such transaction. In making its determination to approve or ratify a related party transaction, the board of directors considers such factors as (1) the extent of the related person’s interest in the related party transaction, (2) if applicable, the availability of other sources or comparable products or services, (3) whether the terms of the related party transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (4) the benefit to the Company, (5) the aggregate value of the related party transaction, and (6) such other factors it deems appropriate. No director may engage in any discussion or approval of any related party transaction in which he or she is a related person; provided, however, that such director must provide to the board of directors all material information reasonably requested concerning the related party transaction.

All ongoing related party transactions must be reviewed and approved annually by the board of directors. To the extent the transactions and arrangements listed below were entered into after our initial public offering, they have been ratified by the board of directors in accordance with the policy described above. Those transactions and arrangements entered into prior to or in connection with our initial public offering were not so approved.

The board of directors has adopted this related party transaction policy, which can be accessed on our website at http://www.maguireproperties.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any stockholder who sends a written request to that effect to the attention of Jonathan L. Abrams, Secretary, Maguire Properties, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

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

According to a Schedule 13D filed by Mr. Maguire with the SEC on January 15, 2009, Mr. Maguire beneficially owns 6,548,883 Operating Partnership units, including 52,632 units held by Master Investments, an entity in which Mr. Maguire holds a 55% membership interest and shares voting and dispositive power with respect to such Operating Partnership units with other members. Mr. Maguire disclaims beneficial ownership in the 45% of the units owned by Master Investments in which he has no pecuniary interest. Our President and Chief Executive Officer, Mr. Nelson Rising, holds a 25% membership interest in Master Investments and shares voting and dispositive power with respect to such Operating Partnership units with other members. Mr. Nelson Rising disclaims beneficial ownership in the 75% of the units owned by Master Investments in which he has no pecuniary interest.

Employment Agreement of Mr. Christopher Rising

Mr. Christopher Rising, one of our Senior Vice Presidents, is Mr. Nelson Rising’s son. The employment agreement with Mr. Christopher Rising provides that his employment with us is on an “at-will” basis and may be terminated by either him or us upon at least 30 days advance written notice, subject to certain severance obligations described below. His employment agreement provides for a base salary of $325,000, subject to increase in accordance with the Company’s normal executive compensation practices, and for a target and maximum annual bonus equal to 75% and 150% of his annual base salary, respectively. Pursuant to his employment agreement, we granted Mr. Christopher Rising 79,250 time-based restricted stock units, each with dividend equivalents, under our Incentive Award Plan, as of May 17, 2008. In addition, upon our establishment of a new long-term equity-based compensation program under our Incentive Award Plan, we will grant Mr. Christopher Rising an award under such program subject to performance vesting.

Mr. Christopher Rising is also entitled to certain severance benefits, but only in the event that his employment is terminated by us without cause or by Mr. Christopher Rising for good reason (each as defined in Mr. Nelson Rising’s employment agreement). In the event that Mr. Christopher Rising is terminated by us without cause or by him for good reason, Mr. Christopher Rising will be entitled to a lump-sum cash payment equal to the sum of his then-current annual base salary plus the greater of his annual bonus earned for the year immediately preceding such date of termination or his target annual bonus for such year. Mr. Christopher Rising is also entitled to accelerated vesting of any unvested portion of his time-based restricted stock units in the event of a termination by us without cause or by him for good reason pursuant to the terms and conditions set forth in his restricted stock unit award agreement. Restricted stock awards held by our other Senior Vice Presidents generally provide for accelerated vesting in the event that the executive’s employment is terminated by us without cause. In no event will Mr. Christopher Rising or his estate or beneficiaries be entitled to any payments under the employment agreement upon any termination of his employment by reason of death or disability.

Tax Indemnity and Debt Guarantees

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Master Investments, an entity in which, as described above, Mr. Nelson Rising has a minority interest. Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003 (the “lock- out period”). We also agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if any of these properties were sold during the lock-out period. The lock-out period does not apply if a property is disposed of in a non-taxable transaction (such as a Section 1031 exchange). In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans. As of December 31, 2008, $65.0 million of our debt is subject to such guarantees by Master Investments.

Robert F. Maguire III

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities. Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during the lock-out period as long as certain conditions under Mr. Maguire’s contribution agreement were met. We agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if any of these properties were sold during the lock-out period. The lock-out period does not apply if a property is disposed of in a non-taxable transaction (such as a Section 1031 exchange). Mr. Maguire’s separation agreement (discussed below) modified his tax indemnification agreement. As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of Operating Partnership units equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for Operating Partnership units in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as Operating Partnership units received in the formation transactions. As of December 31, 2008, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor, have guaranteed a portion of our mortgage loans. As of December 31, 2008, $591.8 million of our debt is subject to such guarantees.

Separation and Consulting Agreements with our Former Chief Executive Officer

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company. In accordance with the terms of his separation agreement, Mr. Maguire received a lump-sum cash severance payment of $2,800,000 during 2008.

Also pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company. Such position does not entitle Mr. Maguire to any authority or responsibility with respect to the management or operation of the Company. For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750,000 per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver. During 2008, Mr. Maguire received $750,000 in connection with his role as Chairman Emeritus. As of December 31, 2008, the balance due Mr. Maguire under this agreement totals $750,000.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company. Pursuant to this agreement, Mr. Maguire is entitled to receive $10,000 per month plus reimbursement of reasonable expenses incurred. As of December 31, 2008, the balance due Mr. Maguire under this agreement totals $240,000.

Management, Leasing, Development and Services Agreements

Pursuant to the terms of his separation agreement, Mr. Maguire and the Company terminated certain property management and service contracts under which the Company or its subsidiaries provided property management, operating, maintenance, repair and/or leasing services in return for management fees, leasing commissions and reimbursement of actual direct costs and expenses incurred by the Company or its subsidiaries, as applicable. During 2008, we received management and development fees and leasing commission totaling $1,004,700 from Mr. Maguire and entities controlled by him for services under these agreements.

Insurance Sharing Agreement

Prior to his termination of employment, Mr. Maguire, entities controlled by him and the Company were parties to an insurance sharing agreement whereby certain properties owned by entities controlled by him shared coverage with Company properties under a blanket insurance policy. Per the terms of his separation agreement, Mr. Maguire’s properties were removed from the Company’s insurance policies as of June 27, 2008. During 2008, we billed the properties owned by Mr. Maguire premiums totaling $646,972 for coverage under this insurance sharing agreement prior to its termination.

1733 Ocean Lease Agreement

Prior to Mr. Maguire’s termination of employment, we leased office space located at 1733 Ocean Avenue in Santa Monica, California, a property beneficially owned by Mr. Maguire. In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean. Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises. Mr. Maguire did not obtain the necessary consents within the 180-day period. During 2008, we made rent payments totaling approximately $771,000 to Mr. Maguire related to this lease.

Other Services Provided to our Former Chief Executive Officer

In the past, including during 2008, we permitted Mr. Maguire and certain of his affiliates to utilize our employees in connection with his individual business interests or personal matters. In exchange for these services, we received cash compensation from Mr. Maguire, over periodic intervals (generally on a quarterly basis), based upon hourly rates that are derived from the applicable employee’s total annual compensation. During 2008, we billed Mr. Maguire $487,088 for these services.

We mutually identified certain continuing projects with Mr. Maguire at the time of his termination of employment. For those limited continuing projects, Mr. Maguire has agreed that (1) the Company will receive cash based upon hourly rates that are derived from the applicable employee’s total annual compensation, (2) the projects will not involve a significant time commitment by the Company’s employees and (3) the projects will be terminated within time periods specified by the Company. We will continue to bill Mr. Maguire for services he receives from our employees during 2009.

Consulting Agreement with our Former Chief Financial Officer

On June 30, 2008, we entered into a consulting agreement with Martin A. Griffiths, our former Executive Vice President and Chief Financial Officer, for the period from July 1, 2008 to June 30, 2009. This agreement was terminated by Mr. Griffiths on December 17, 2008. During 2008, we paid $54,601 to Mr. Griffiths for consulting services under this agreement.

Joint Venture

We own a 20% interest in a joint venture with Macquarie Office Trust. We receive fees for asset management, property management (after January 5, 2009), leasing, construction management, acquisitions, dispositions and financing.

Director Independence

The NYSE requires each NYSE-listed company to have a majority of independent board members and a nominating/corporate governance committee, compensation committee and audit committee each comprised solely of independent directors. Our board of directors has adopted independence standards as part of its corporate governance guidelines, which can be accessed on our website at http://www.maguireproperties.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any stockholder who sends a written request to that effect to the attention of Jonathan L. Abrams, Secretary, Maguire Properties, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

The independence standards contained in our corporate governance guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE rules and our corporate governance guidelines, the board of directors in August 2008 affirmatively determined that each of the following directors is independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Jonathan M. Brooks

Christine N. Garvey

Cyrus S. Hadidi

George A. Vandeman

Paul M. Watson

David L. Weinstein

The persons listed above include all of our current directors, other than Mr. Nelson Rising, our President and Chief Executive Officer.

Messrs. Lawrence S. Kaplan and Walter L. Weisman and Ms. Andrea Van de Kamp served on our board of directors from January 1, 2008 through the date of our Annual Meeting on October 2, 2008. Each of Messrs. Kaplan and Weisman and Ms. Van de Kamp was also affirmatively determined by the board of directors in August 2008 to be independent within the meaning of both our and the NYSE’s director independence standards.

The board of directors has also determined that each of the current members of our Audit, Compensation, and Nominating and Corporate Governance Committees is independent within the meaning of both our and the NYSE’s director independence standards applicable to members of such committees. Additionally, our Audit Committee members satisfy the enhanced independence standards set forth in Rule 10A-3(b)(1)(i) under the Exchange Act and NYSE listing standards.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP related to 2008 and 2007:

	For the Year Ended December 31,
	2008	2007
Audit fees (1)	$1,314,000	$1,291,000
Audit-related fees (2)	374,000	299,000
Tax fees (3)	—	—
All other fees (4)	—	31,000

	$1,688,000	$1,621,000

(1)	Audit fees consist of fees for professional services provided in connection with the audits of our annual consolidated financial statements and internal control over financial reporting, the performance of interim reviews of our quarterly unaudited financial information and consents.
(2)	Audit-related fees consist of fees for agreed-upon procedures related to audits for certain of our properties.
(3)	We did not engage KPMG LLP for tax services during any year.
(4)	All other fees in 2007 consist of fees related to an audit of the expenses of a property managed by us and a software licensing fee.

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

In addition, consistent with SEC rules regarding auditor independence, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which provides that the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm. The pre-approval policy sets forth procedures to be used for pre-approval requests relating to audit services, audit-related services, tax services and all other services and provides that:

•	The Audit Committee may consider the amount of fees as a factor in determining whether a proposed service would impair the independence of the independent registered public accounting firm;

•

Requests or applications to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s and Public Company Accounting Oversight Board’s rules on auditor independence;

•

The Audit Committee may delegate pre-approval authority to one or more of its members, and if the Audit Committee does so, the member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at or prior to its next scheduled meeting; and

•	The Audit Committee may not delegate to management its responsibilities to pre-approve services performed by the independent registered public accounting firm.

During 2008 and 2007, all audit services provided to us by KPMG LLP were pre-approved by the Audit Committee, and no non-audit services were performed for us by KPMG LLP.

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

3.	Exhibits (listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Articles of Amendment and Restatement of Maguire Properties, Inc.	10-Q	001-31717	3.1	August 13, 2003

3.2	Form of Articles Supplementary of Maguire Properties, Inc.	S-11/A	333-111577	3.2	January 14, 2004

3.3	Second Amended and Restated Bylaws of Maguire Properties, Inc.	8-K	001-31717	3.1	May 19, 2008

3.4	Amendment No. 1 to the Second Amended and Restated Bylaws of Maguire Properties, Inc.	8-K	001-31717	3.1	July 7, 2008

4.1	Form of Certificate of Common Stock of Maguire Properties, Inc.	10-Q	001-31717	4.1	August 11, 2008

4.2	Form of Certificate for Series A Preferred Stock of Maguire Properties, Inc.	10-Q	001-31717	4.2	August 11, 2008

10.1	Form of Indemnification Agreement	10-Q	001-31717	10.1	August 11, 2008

10.2	Employment Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.1	May 19, 2008

10.3	Amended and Restated Employment Agreement, effective as of March 12, 2009, between Maguire Properties, Inc., Maguire Properties, L.P. and Shant Koumriqian	10-K	001-31717	10.3	March 16, 2009

10.4	Employment Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Douglas J. Gardner	8-K	001-31717	10.6	May 19, 2008

10.5	Amendment No. 1 to Employment Agreement, effective as of December 31, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Douglas J. Gardner	8-K	001-31717	99.1	January 6, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.6	Amended and Restated Employment Agreement, effective as of December 31, 2008 between Maguire Properties, Inc., Maguire Properties, L.P. and Mark Lammas	8-K	001-31717	99.2	January 6, 2009

10.7	Amended and Restated Employment Terms, effective as of December 31, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Robert P. Goodwin	10-K	001-31717	10.7	March 16, 2009

10.8	Amended and Restated Employment Terms, effective as of December 31, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Peter K. Johnston	10-K	001-31717	10.8	March 16, 2009

10.9	Employment Letter, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Christopher C. Rising	8-K	001-31717	10.8	May 19, 2008

10.10	Employment Agreement , effective as of June 27, 2003, between Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III	S-11/A	333-101170	10.5	February 5, 2003

10.11	Separation Agreement, dated as of May 17, 2008, among Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III	8-K	001-31717	10.10	May 19, 2008

10.12	Consulting Agreement, dated as of May 17, 2008, among Robert F. Maguire III, Maguire Properties, Inc. and Maguire Properties, L.P.	8-K	001-31717	10.11	May 19, 2008

10.13	Employment Agreement, dated as of June 30, 2006, between Maguire Properties, Inc., Maguire Properties, L.P. and Martin Griffiths	10-Q	001-31717	10.1	August 9, 2006

10.14	Consulting Services Agreement, dated as of June 30, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Martin A. Griffiths	8-K	001-31717	10.1	July 7, 2008

10.15	Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.16	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.17	Performance Award Agreement form for grants to the Company’s named executive officers	8-K	001-31717	99.1	April 28, 2005

10.18	Time-Based Restricted Stock Units Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.2	May 19, 2008

10.19	Performance-Based Restricted Stock Units Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.3	May 19, 2008

10.20	Form of Dividend Equivalents Agreement for Ordinary Quarterly Cash Dividends Pursuant to Time-Based Restricted Stock Units Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.4	May 19, 2008

10.21	Form of Dividend Equivalents Agreement for Ordinary Quarterly Cash Dividends Pursuant to Performance-Based Restricted Stock Units Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.5	May 19, 2008

10.22	Form of Time-Based Restricted Stock Units Agreement for grants to the Company’s named executive officers	10-K	001-31717	10.22	March 16, 2009

10.23	Form of Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.	S-11/A	333-111577	10.2	January 14, 2004

10.24	Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P., dated as of November 11, 2002	S-11/A	333-101170	10.19	June 2, 2003

10.25	Contribution Agreement between Maguire/Thomas Partners - Master Investments, LLC and Maguire Properties, L.P., dated as of November 5, 2002	S-11/A	333-101170	10.20	June 2, 2003

10.26	Contribution Agreement between William Thomas Allen and Maguire Properties, L.P., dated as of November 7, 2002	S-11/A	333-101170	10.21	February 5, 2003

10.27	Registration Rights Agreement, dated as of June 27, 2003, among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein	10-Q	001-31717	10.2	August 13, 2003

10.28	Services Agreement (Development), dated as of June 27, 2003, between Maguire Properties, L.P. and Maguire Partners Development, Ltd.	10-Q	001-31717	10.27	August 13, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.29	First Amendment to Services Agreement (Development), dated as of May 8, 2008	10-Q	001-31717	99.5	May 12, 2008

10.30	Lease, dated as of November 15, 2005, between Maguire Partners - 1733 Ocean, LLC and Maguire Properties, L.P.	10-K	001-31717	10.191	March 16, 2006

10.31	Second Amendment to the Amended and Restated Property Insurance Sharing Agreement, dated February 28, 2008, among Maguire Properties, L.P., Maguire Properties Services, Inc. and the entities named therein	10-K	001-31717	10.44	February 29, 2008

10.32	Form of Amended and Restated Property Insurance Sharing Agreement, among Maguire Properties, L.P., Maguire Properties Services, Inc. and the entities named therein	S-11/A	333-101170	10.42	May 30, 2003

10.33	Air Space Lease between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November 1997 and Estoppel Certificate, Consent and Amendment dated March 2001	S-11/A	333-101170	10.23	February 5, 2003

10.34	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments, dated September 13, 1985 and December 29, 1989	8-K	001-31717	99.5	November 20, 2003

10.35	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, between Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.1	January 11, 2006

10.36	First Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of January 5, 2006, among Maguire MO Manager, LLC, Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.2	January 11, 2006

10.37	Contribution and Investment Agreement, dated as of October 26, 2005, among Maguire Properties, L.P., Macquarie Office II LLC and Maguire Macquarie Office, LLC	8-K	001-31717	10.3	January 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.38	Purchase and Sale Agreement (Cerritos Corporate Center), dated as of October 26, 2005, between Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.4	January 11, 2006

10.39	Contribution Agreement (Cerritos Corporate Center I and II), dated as of October 26, 2005, between Macquarie Office II LLC and Maguire Macquarie Office, LLC	8-K	001-31717	10.5	January 11, 2006

10.40	Contribution Agreement (Stadium Gateway), dated as of October 26, 2005, among Maguire Properties, L.P., Macquarie Office II LLC and Maguire Macquarie Office, LLC	8-K	001-31717	10.6	January 11, 2006

10.41	Right of First Opportunity Agreement, dated as of January 5, 2006, between Macquarie Office Management Limited and Maguire Properties, L.P.	8-K	001-31717	10.8	January 11, 2006

10.42	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated as of January 5, 2006, by Maguire Macquarie - Cerritos I, LLC to First American Title Insurance Company	8-K	001-31717	10.9	January 11, 2006

10.43	Guaranty, dated as of January 5, 2006, by Maguire Macquarie Office, LLC for the benefit of LaSalle Bank National Association	8-K	001-31717	10.10	January 11, 2006

10.44	Contribution Agreement, dated as of January 5, 2006, by and between Maguire Properties, L.P. and Maguire Macquarie Office, LLC	8-K	001-31717	10.11	January 11, 2006

10.45	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-Q/A	001-31717	99.3	September 28, 2007

10.46	Loan Agreement, dated as of April 24, 2007, between Maguire Properties - Two Cal Plaza, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.6	September 28, 2007

10.47	Loan Agreement, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.1	August 11, 2006

10.48	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.49	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.50	Guaranty Agreement, dated as of August 7, 2006, by Maguire Properties, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.51	Loan Agreement, dated as of September 12, 2007, between Maguire Properties - 355 S. Grand, LLC, as Borrower, and Eurohypo AG, New York Branch, as Lender	10-Q	001-31717	99.1	November 9, 2007

10.52	Loan Agreement, dated as of March 15, 2005, between Maguire Properties - Pacific Arts Plaza, LLC and Bank of America, N.A.	10-Q	001-31717	99.9	May 10, 2005

10.53	Promissory Note, dated as of March 15, 2005, between Maguire Properties - Pacific Arts Plaza, LLC and Bank of America, N.A.	10-Q	001-31717	99.10	May 10, 2005

10.54	Loan Agreement, dated as of October 10, 2006, between Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.1	October 16, 2006

10.55	Promissory Note, dated as of October 10, 2006, between Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

10.56	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 26, 2003, among Library Square Associates, LLC, as Borrower, Commonwealth Title Company, as Trustee, and Greenwich Financial Products, Inc., as Lender	10-Q	001-31717	10.8	August 13, 2003

10.57	Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.1	May 12, 2008

10.58	Senior Mezzanine Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers Senior Mezzanine, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.2	May 12, 2008

10.59	Junior Mezzanine Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers Junior Mezzanine, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.3	May 12, 2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.60	Master Repurchase Agreement, dated as of April 21, 2008, between Maguire Properties - Holdings V, LLC, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer	10-Q	001-31717	99.4	May 12, 2008

10.61	Loan Agreement, dated as of April 24, 2007, between Maguire Properties - 550 South Hope, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.4	September 28, 2007

10.62	Letter to Eurohypo AG, New York Branch regarding Maguire Properties - 3161 Michelson LLC, Maguire Properties - Park Place PS2, LLC, Maguire Properties - Park Place PS5 Financing, dated as of September 29, 2008	10-Q	001-31717	99.5	November 10, 2008

10.63	Third Amendment to Loan Agreement and Reaffirmation of Loan Documents among Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC, as Borrower, the lenders party hereto and Eurohypo AG, New York Branch, as Administrative Agent, dated as of September 29, 2008	10-Q	001-31717	99.4	November 10, 2008

10.64	Second Amendment to Loan Agreement and Reaffirmation of Loan Documents among Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC, as Borrower, the lenders party hereto and Eurohypo AG, New York Branch, as Administrative Agent, dated as of September 29, 2008	10-Q	001-31717	99.3	November 10, 2008

10.65	Construction Loan Agreement between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC, as Borrower, the lenders party hereto and Eurohypo AG, New York Branch, as Administrative Agent, dated as of September 29, 2006	10-Q	001-31717	10.1	November 9, 2006

10.66	Minimum Equity Guaranty Agreement, dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG, New York Branch	10-Q	001-31717	10.2	November 9, 2006

10.67	New Century Guaranty Agreement, dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG, New York Branch	10-Q	001-31717	10.3	November 9, 2006

10.68	Repayment Guaranty Agreement, dated as of September 29, 2006, by Maguire Properties, L.P. in favor of Eurohypo AG, New York Branch	10-Q	001-31717	10.4	November 9, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.69	Promissory Note for the promise to pay $60.0 million, dated as of September 29, 2006, between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank	10-Q	001-31717	10.5	November 9, 2006

10.70	Promissory Note for the promise to pay $180.0 million, dated as of September 29, 2006, between Maguire Properties - 3161 Michelson, LLC, Maguire Properties - Park Place PS2, LLC and Maguire Properties - Park Place PS5, LLC and Capmark Bank	10-Q	001-31717	10.6	November 9, 2006

10.71	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement, dated as of November 5, 2004, between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.1	November 10, 2004

10.72	Promissory Note, dated as of November 5, 2004, between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.2	November 10, 2004

10.73	Guaranty of Recourse Obligation of Borrower, dated as of November 5, 2004, between Maguire Properties - Park Place, LLC and Teachers Insurance and Annuity Association of America	8-K	001-31717	99.3	November 10, 2004

10.74	Loan Agreement between Maguire Partners-Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of September 29, 2008	10-Q	001-31717	99.1	November 10, 2008

10.75	Lease Reserve and Interest Carry Guarantee made by Maguire Properties, L.P. in favor of Eurohypo AG, New York Branch, dated as of September 29, 2008	10-Q	001-31717	99.2	November 10, 2008

10.76	Park Place Development Agreement, dated as of October 14, 2002, among the City of Irvine and Crow Winthrop Development Limited Partnership, Shops at Park Place LLC, 3121 Michelson Drive LLC, 3161 Michelson Drive LLC, Park Place Parking Company LLC, Park Place Hotel Company LLC, Park Place Residential Highrise I LLC and Park Place Development LLC	10-Q	001-31717	10.5	August 12, 2004

10.77	Purchase Agreement dated as of February 13, 2007	8-K	001-31717	99.2	February 20, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.78	Purchase and Sale Contract between Maguire Properties - 1920 Main Plaza, LLC and Maguire Properties - 2010 Main Plaza, LLC, as Sellers, and Shorenstein Properties LLC, as Buyer, dated as of June 26, 2008	10-Q	001-31717	99.1	August 11, 2008

10.79	First Amendment to Purchase and Sale Contract between Maguire Properties - 1920 Main Plaza, LLC and Maguire Properties - 2010 Main Plaza, LLC, as Sellers, and Shorenstein Properties LLC, as Buyer, dated as of July 3, 2008	10-Q	001-31717	99.2	August 11, 2008

10.80	Stockholder Agreement dated July 28, 2008	8-K	001-31717	99.1	July 29, 2008

12.1	Statement of Computation of Earnings to Fixed Charges and Preferred Stock Dividends	10-K	001-31717	12.1	March 16, 2009

21.1	List of Subsidiaries of the Registrant as of December 31, 2008	10-K	001-31717	21.1	March 16, 2009

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer dated April 30, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated April 30, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated April 30, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

Date: As of April 30, 2009

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

Date: As of	April 30, 2009	By:	/S/ NELSON C. RISING
Nelson C. Rising President and Chief Executive Officer (Principal executive officer)

	April 30, 2009	By:	/S/ SHANT KOUMRIQIAN
Shant Koumriqian Executive Vice President, Chief Financial Officer (Principal financial officer)

By:
George A. Vandeman Chairman of the Board

	April 30, 2009	By:	/S/ JONATHAN M. BROOKS
Jonathan M. Brooks Director

	April 30, 2009	By:	/S/ CHRISTINE N. GARVEY
Christine N. Garvey Director

	April 30, 2009	By:	/S/ CYRUS S. HADIDI
Cyrus S. Hadidi Director

	April 30, 2009	By:	/S/ PAUL M. WATSON
Paul M. Watson Director

	April 30, 2009	By:	/S/ DAVID L. WEINSTEIN
David L. Weinstein Director