Form 10-Q
period 2009-03-31
MAGUIRE PROPERTIES INC
filed 2009-05-11
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☑	(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Marh 31, 2009 OR
☐
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at May 8, 2009 47,981,347 shares

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments in real estate:
Land	$566,106	$567,640
Acquired ground lease	55,801	55,801
Buildings and improvements	3,755,299	3,733,508
Land held for development and construction in progress	274,616	308,913
Tenant improvements	353,235	341,474
Furniture, fixtures and equipment	19,477	19,352
	5,024,534	5,026,688
Less: accumulated depreciation	(638,343)	(604,302)
Net investments in real estate	4,386,191	4,422,386

Cash and cash equivalents	66,999	80,502
Restricted cash	189,559	199,664
Rents and other receivables, net	21,386	22,625
Deferred rents	65,779	62,229
Due from affiliates	2,486	1,665
Deferred leasing costs and value of in-place leases, net	148,760	153,660
Deferred loan costs, net	28,156	30,496
Acquired above-market leases, net	17,234	19,503
Other assets	18,740	12,082
Investment in unconsolidated joint ventures	9,428	11,606
Assets associated with real estate held for sale	161,668	182,597
Total assets	$5,116,386	$5,199,015

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other secured loans	$4,704,696	$4,714,090
Accounts payable and other liabilities	190,433	216,920
Capital leases payable	3,629	4,146
Acquired below-market leases, net	104,359	112,173
Obligations associated with real estate held for sale	169,929	171,348
Total liabilities	5,173,046	5,218,677

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,981,347 and 47,974,955 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	480	480
Additional paid-in capital	697,797	696,260
Accumulated deficit and dividends	(705,730)	(656,606)
Accumulated other comprehensive loss, net	(44,020)	(59,896)
Total stockholders’ deficit	(51,373)	(19,662)
Noncontrolling Interests:
Common units of our Operating Partnership	(5,287)	—
Total deficit	(56,660)	(19,662)
Total liabilities and deficit	$5,116,386	$5,199,015

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenue:
Rental	$84,079	$84,520
Tenant reimbursements	27,849	28,217
Hotel operations	4,994	6,881
Parking	13,088	13,673
Management, leasing and development services	2,030	1,957
Interest and other	1,294	3,501
Total revenue	133,334	138,749

Expenses:
Rental property operating and maintenance	30,889	32,143
Hotel operating and maintenance	3,449	4,415
Real estate taxes	13,059	12,839
Parking	4,070	3,769
General and administrative	8,264	16,674
Other expense	1,504	1,528
Depreciation and amortization	45,355	47,406
Interest	79,891	63,922
Total expenses	186,481	182,696
Loss from continuing operations before equity in net loss
of unconsolidated joint venture and gain on sale of real estate	(53,147)	(43,947)
Equity in net loss of unconsolidated joint venture	(1,739)	(276)
Gain on sale of real estate	20,350	—
Loss from continuing operations	(34,536)	(44,223)

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate	(24,254)	(7,092)
Gain on sale of real estate	2,170	—
Loss from discontinued operations	(22,084)	(7,092)

Net loss	(56,620)	(51,315)
Net loss attributable to common units of our Operating Partnership	7,496	7,490

Net loss attributable to Maguire Properties, Inc.	(49,124)	(43,825)
Preferred stock dividends	(4,766)	(4,766)

Net loss available to common stockholders	$(53,890)	$(48,591)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.72)	$(0.90)
Loss from discontinued operations	(0.41)	(0.13)
Net loss available to common stockholders per share	$(1.13)	$(1.03)
Weighted average number of common shares outstanding	47,788,028	46,982,531

Amounts attributable to Maguire Properties, Inc.:
Loss from continuing operations	$(29,737)	$(37,680)
Loss from discontinued operations	(19,387)	(6,145)
	$(49,124)	$(43,825)

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss:	$(56,620)	$(51,315)
Adjustments to reconcile net loss to net cash used in operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	1,739	276
Operating distributions received from unconsolidated joint venture, net	439	1,080
Depreciation and amortization	45,610	53,108
Impairment of long-lived assets	23,500	—
Gain on sale of real estate	(22,520)	—
Loss from early extinguishment of debt	211	—
Deferred rent expense	511	593
Provision for doubtful accounts	1,303	1,303
Revenue recognized related to below-market
leases, net of acquired above-market leases	(5,057)	(8,267)
Deferred rents	(4,094)	(3,713)
Compensation cost for share-based awards, net	1,500	2,266
Amortization of deferred loan costs	2,259	3,379
Unrealized loss on forward-starting interest rate swap	15,255	—
Amortization of hedge ineffectiveness	—	218
Changes in assets and liabilities:
Rents and other receivables	299	(655)
Due from affiliates	(821)	(397)
Deferred leasing costs	(5,995)	(4,245)
Other assets	(7,151)	(6,889)
Accounts payable and other liabilities	1,378	1,057
Net cash used in operating activities	(8,254)	(12,201)

Cash flows from investing activities:
Expenditures for improvements to real estate	(22,455)	(59,421)
Proceeds from disposition of real estate, net	1,833	—
Decrease (increase) in restricted cash	9,278	(16,129)
Net cash used in investing activities	(11,344)	(75,550)

Cash flows from financing activities:
Proceeds from:
Mortgage loans	1,187	10,810
Construction loans	10,794	18,879
Principal payments on:
Mortgage loans	(1,940)	—
Construction loans	(3,499)	—
Capital leases	(516)	(539)
Payment of loan costs	—	(112)
Other financing activities	69	353
Payment of dividends to preferred stockholders	—	(4,766)
Payment of dividends to common stockholders
and distributions to common units of our Operating Partnership	—	(21,711)
Net cash provided by financing activities	6,095	2,914
Net change in cash and cash equivalents	(13,503)	(84,837)
Cash and cash equivalents at beginning of period	80,502	174,847
Cash and cash equivalents at end of period	$66,999	$90,010

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$62,780	$64,071

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$7,536	$29,884
Buyer assumption of mortgage loans secured by properties disposed of	20,000	—
Increase (decrease) in fair value of interest rate swaps and caps	3,368	(13,842)
Common units of our Operating Partnership converted to common stock	—	1,470

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

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

As of March 31, 2009, our Operating Partnership indirectly owns whole or partial interests in 35 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 17.3 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of March 31, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	29	69	16,509,096	11,215,359	37,247	16,509,096	11,215,359	37,247
Unconsolidated joint venture	6	20	3,866,056	2,271,248	7,349	773,211	454,250	1,470
	35	89	20,375,152	13,486,607	44,596	17,282,307	11,669,609	38,717

Percentage leased			79.4%			78.7%

As of March 31, 2009, the majority of our Total Portfolio is located in ten Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).  We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos Corporate Center and the Westin® Pasadena Hotel.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with GAAP applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Maguire Properties, Inc., our Operating Partnership and the subsidiaries of our Operating Partnership as of and for the periods presented have been included.  Our results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

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

The balance sheet data as of December 31, 2008 has been derived from our audited financial statements; however, the accompanying notes to the consolidated financial statements do not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 30, 2009.

Note 3—Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs.  Until the economic picture becomes clearer, our foremost priorities for 2009 are preserving and generating cash sufficient to fund our liquidity needs.  Given the deterioration and uncertainty in the economy and financial markets, management is assuming that access to any source of cash will be challenging and is planning accordingly.

The following are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to fund our 2009 liquidity needs:

•	Unrestricted and restricted cash;
•	Cash generated from operations;
•	Asset dispositions;
•	Contribution of existing assets to joint ventures;
•	Proceeds from additional secured or unsecured debt financings; and/or
•	Proceeds from public or private issuance of debt or equity securities.

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment).  If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks.  While we believe that we will have adequate cash for our 2009 uses,

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

significant and extended issues with access to the liquidity sources identified above could lead to our insolvency.

As of March 31, 2009, we had approximately $4.9 billion of total consolidated debt.  Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.  We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit and deteriorating economic conditions.

As more fully described in Note 8 “Mortgage and Other Secured Loans,” we have approximately $259 million of debt maturing during 2009, primarily consisting of our construction loans for Lantana Media Campus (maturing in June 2009) and 3161 Michelson (maturing in September 2009).  We are currently endeavoring to dispose of these two properties, and to extend the loan maturities in the event such dispositions do not close prior to the respective maturity dates.

Our 3161 Michelson construction loan includes two one-year options to extend the maturity date of the loan, subject to certain conditions.  We do not expect to meet these conditions based on the status of current leasing activity at the project.  We expect to enter into discussions with the lender during the second quarter of 2009 to extend this loan.  We believe that any extension would result in a re-balancing payment (likely in the form of additional debt service reserves which would be available to fund future interest costs) and/or a principal paydown for a portion of the loan, both of which we expect would be funded with cash on hand.  To the extent we do not dispose of the 3161 Michelson property, are unable to successfully extend this construction loan and are required to fund the repayment of the entire loan, we expect to satisfy this obligation through cash on hand, net proceeds received from the financing or refinancing of other properties or asset dispositions.

Our Lantana construction loan includes a one-year option to extend the maturity date of the loan, subject to certain conditions which include, among other things, a minimum debt service coverage ratio test, a minimum pro forma debt service coverage ratio test and a maximum leverage test.  In the event that we do not meet all of these conditions, we believe we would be able to obtain a short-term extension in exchange for a re-balancing payment (likely in the form of additional debt service reserves which would be available to fund future interest costs) and/or a limited principal paydown for a portion of the loan, both of which we expect would be funded with cash on hand.

If we are unable to dispose of these properties and cannot extend or refinance these loans, we could potentially default under the loans.  Our Operating Partnership has guaranteed portions of these loans.  See Note 8 “Mortgage and Other Secured Loans.”  Furthermore, even if we are able to extend or refinance our existing debt, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any such extensions or refinancings will also require us to pay certain fees to, and expenses of, our lenders.  These fees and cash flow restrictions will affect our ability of fund our other liquidity uses.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Land Held for Development and Construction in Progress

As of March 31, 2009, our project at 207 Goode Avenue, an eight-story, 189,000 square foot office building located in Glendale, California, was under construction.  Land held for development and construction in progress includes the following (in thousands):

	March 31, 2009	December 31, 2008
Land held for development	$214,848	$214,726
Construction in progress	59,768	94,187
	$274,616	$308,913

During the first quarter of 2009, we completed our development project at Lantana East, a 67,000 square foot office building located in Santa Monica, California.  This project was 100% leased as of March 31, 2009.

We also own undeveloped land adjacent to certain of our other properties, primarily located in the downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets that we believe can support approximately 8 million net rentable square feet of office, retail, hotel and residential uses as well as approximately 8 million square feet of structured parking.

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Interest expense	$2.1	$6.8
Indirect project costs	0.4	0.5
	$2.5	$7.3

Note 5—Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $4.0 million and $3.1 million as of March 31, 2009 and December 31, 2008, respectively.  For the three months ended March 31, 2009 and 2008, we recorded a provision for doubtful accounts of $1.3 million in each period, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Acquired above-market leases
Gross amount	$44,593	$44,593
Accumulated amortization	(27,359)	(25,090)
Net amount	$17,234	$19,503

Acquired in-place leases
Gross amount	$204,168	$205,392
Accumulated amortization	(141,177)	(135,648)
Net amount	$62,991	$69,744

Acquired below-market leases
Gross amount	$(203,722)	$(205,060)
Accumulated amortization	99,363	92,887
Net amount	$(104,359)	$(112,173)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $5.0 million and $7.1 million for the three months ended March 31, 2009 and 2008, respectively.  Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.1 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations was $6.4 million and $10.2 million for the three months ended March 31, 2009 and 2008, respectively.  Amortization related to discontinued operations was $0.1 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-place Leases	Acquired Below- Market Leases
2009	$5,942	$15,055	$(20,562)
2010	4,413	15,555	(24,073)
2011	3,502	11,044	(19,751)
2012	2,293	8,401	(15,491)
2013	960	4,985	(9,022)
Thereafter	124	7,951	(15,460)
	$17,234	$62,991	$(104,359)

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Investment in Unconsolidated Joint Ventures

Maguire Macquarie Office, LLC

We own a 20% interest in our joint venture with Macquarie Office Trust and are responsible for day-to-day operations of the properties.  We receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing.

The joint venture’s condensed balance sheets are as follows (in thousands):

	March 31, 2009	December 31, 2008
Assets
Investments in real estate	$1,092,022	$1,090,278
Less: accumulated depreciation	(117,517)	(109,337)
	974,505	980,941
Cash and cash equivalents, including restricted cash	17,058	18,688
Rents, deferred rents and other receivables, net	17,634	17,878
Deferred charges, net	36,254	43,399
Other assets	7,292	5,872
Total assets	$1,052,743	$1,066,778

Liabilities and Members’ Equity
Mortgage loans	$806,344	$807,101
Accounts payable, accrued interest payable and other liabilities	24,451	25,427
Acquired below-market leases, net	6,747	7,903
Total liabilities	837,542	840,431
Members’ equity	215,201	226,347
Total liabilities and members’ equity	$1,052,743	$1,066,778

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Revenue:
Rental	$20,389	$22,110
Tenant reimbursements	6,439	6,972
Parking	2,035	2,232
Interest and other	27	66
Total revenue	28,890	31,380

Expenses:
Rental property operating and maintenance	6,305	6,119
Real estate taxes	3,441	3,815
Parking	422	449
Depreciation and amortization	16,560	11,514
Interest	10,809	10,917
Other	1,247	1,255
Total expenses	38,784	34,069

Net loss	$(9,894)	$(2,689)

Company share	$(1,979)	$(538)
Intercompany eliminations	240	262
Equity in net loss of unconsolidated joint venture	$(1,739)	$(276)

During the first quarter of 2009, JP Morgan Chase vacated 267,772 square feet of space leased by Washington Mutual at the Quintana Campus pursuant to an agreement with the Federal Deposit Insurance Corporation (“FDIC”).  The writeoff of in-place leases increased depreciation and amortization expense by $5.4 million during the three months ended March 31, 2009 while the writeoff of above- and below-market leases combined with deferred straight-line rents reduced rental revenue by $1.0 million during the same period.

Maguire Properties, L.P. was the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009.  As a result of this guarantee, which was entered into in January 2006, we deferred the $20.4 million gain on sale related to that property until the first quarter of 2009 when the guarantee expired.  We recognized a gain on sale of real estate in continuing operations totaling $20.4 million during the three months ended March 31, 2009 related to our contribution of this asset to our joint venture with Macquarie Office Trust.

DH Von Karman Maguire, LLC

We own a 1% common equity interest and a 2% preferred interest in our joint venture with DH Von Karman Maguire, LLC.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Outstanding as of
	Maturity Date	Interest Rate	March 31, 2009	December 31, 2008

Floating-Rate Debt
Repurchase facility (1)	5/1/2011	LIBOR + 1.75%	$33,706	$35,000

Construction Loans:
3161 Michelson (2)	9/28/2009	LIBOR + 3.00%	165,220	168,719
Lantana Media Campus (3)	6/13/2009	LIBOR + 3.00%	83,316	79,953
17885 Von Karman	6/30/2010	Greater of 5% or Prime + 0.50%	24,154	24,145
2385 Northside Drive	8/6/2010	Greater of 5% or Prime + 0.50%	15,344	13,991
207 Goode (4)	5/1/2010	LIBOR + 1.80%	15,203	9,133
Total construction loans			303,237	295,941

Variable-Rate Mortgage Loans:
Griffin Towers (5)	5/1/2010	(Greater of LIBOR or 3%) + 3.50%	125,000	125,000
Plaza Las Fuentes (6)	9/29/2010	LIBOR + 3.25%	99,500	99,800
500-600 City Parkway (7)	5/9/2010	LIBOR + 1.35%	99,255	98,751
Brea Corporate Place (8)	5/1/2010	LIBOR + 1.95%	70,468	70,469
Brea Financial Commons (8)	5/1/2010	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			432,755	432,552

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (9)	10/9/2012	LIBOR + 1.60%	400,000	399,318
207 Goode (4)	5/1/2010	LIBOR + 1.80%	25,000	25,000
Total variable-rate swapped to fixed-rate loans			425,000	424,318
Total floating-rate debt			1,194,698	1,187,811

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza (10)	5/6/2017	5.50%	466,331	466,217
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
777 Tower (10)	11/1/2013	5.84%	269,997	269,835
US Bank Tower	7/1/2013	4.66%	260,000	260,000
550 South Hope Street (10)	5/6/2017	5.67%	198,491	198,444
Park Place I	11/1/2014	5.64%	170,000	170,000
City Tower (10)	5/10/2017	5.85%	139,839	139,834
Glendale Center	8/11/2016	5.82%	125,000	125,000
500 Orange Tower (10)	5/6/2017	5.88%	109,154	109,127
2600 Michelson (10)	5/10/2017	5.69%	109,128	109,101
Park Place II	3/11/2012	5.39%	98,921	99,268
Stadium Towers Plaza (10)	5/11/2017	5.78%	99,237	99,213
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City—3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Griffin Towers Senior Mezzanine	5/1/2011	13.00%	20,000	20,000
Total fixed-rate debt			3,675,218	3,675,159

Property disposed of during 2009:
18581 Teller	5/6/2017	5.65%	—	19,839
Total consolidated debt			4,869,916	4,882,809
Less: mortgage loan associated with real estate held for sale			(165,220)	(168,719)
Total debt—continuing operations			$4,704,696	$4,714,090
__________
(1)	This loan bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.
(2)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.50% for 75.0% of the maximum loan balance during the loan term, excluding extension periods.  Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill. As of March 31, 2009, our 3161 Michelson property is classified as held for sale.

(3)	One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(4)
This loan bears interest at a rate of LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(5)
This loan bears interest at a rate of the greater of LIBOR or 3.00%, plus 3.50%.  As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.00% during the loan term, excluding the extension period.  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(6)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(7)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods.  Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(8)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.  Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(9)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(10)	These loans are reflected net of the related debt discount. At March 31, 2009, the discount for all loans referenced totals approximately $11 million.

As of March 31, 2009 and December 31, 2008, one-month LIBOR was 0.50% and 0.44%, respectively.  The weighted average interest rate of our consolidated debt was 5.37% as of March 31, 2009 and December 31, 2008.

As of March 31, 2009, $1.1 billion of our consolidated debt may be prepaid without penalty, $2.0 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements), $0.4 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.4 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

In connection with the issuance of non-recourse mortgage loans secured by certain wholly owned subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the wholly owned subsidiaries be unable to satisfy certain obligations under otherwise non-recourse mortgage loans.  These guaranties are in the form of: (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term, (2) the guaranty of debt service payments (as defined in the applicable loan documents) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space, and (4) customary repayment guaranties under construction loans.  These are partial guaranties of certain non-recourse mortgage debt of wholly owned subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations” for a discussion of these arrangements.

Except as described in Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Indebtedness—Operating Partnership Contingent Obligations,” the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of March 31, 2009 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of March 31, 2009	Available for Future Funding	Operating Partnership Repayment Guarantee
3161 Michelson	$187,197	$165,220	$21,977	$24,000
Lantana Media Campus	88,000	83,316	4,684	22,000
207 Goode	64,497	40,203	24,294	40,203
17885 Von Karman	33,600	24,154	9,446	6,720
2385 Northside Drive	19,860	15,344	4,516	3,972
	$393,154	$328,237	$64,917

Amounts shown as available for future funding as of March 31, 2009 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.

Each of our construction loans is subject to a partial or total guarantee by our Operating Partnership.  The amounts guaranteed at any point in time are based on the stage of the development cycle that the project is in and are subject to reduction when certain financial ratios have been met.  For our project at 3161 Michelson, the $24.0 million is guaranteed until the loan is repaid.

Dispositions

We disposed of 18581 Teller in Irvine, California during the three months ended March 31, 2009.  The $20.0 million mortgage loan related to this property was assumed by the buyer upon disposal.  We recorded a $0.2 million loss from early extinguishment of debt related to the writeoff of amortized loan costs on this loan.

Debt Covenants

The terms of the 3161 Michelson and Lantana construction loans and the Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage, liquidity and maximum leverage.  Certain of our other construction loans require our Operating Partnership to comply with minimum amounts of tangible net worth and liquidity.  We were in compliance with such covenants as of March 31, 2009; however, we may be unable to maintain compliance in the future.

Note 9—Noncontrolling Interests

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.  SFAS No. 160 requires that amounts previously reported as minority interests in our consolidated financial statements be reported as noncontrolling interests.  In connection with the issuance of SFAS No. 160, certain revisions were made to Emerging Issues Task Force (“EITF”) Topic No. D-98 (“EITF D-98”), Classification and Measurement of Redeemable Securities.  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

With respect to the common limited partnership interests in our Operating Partnership (“common units”), EITF D-98 requires that noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer be further evaluated under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”) paragraphs 12-32 to determine whether equity or temporary equity classification on the balance sheet is appropriate.  We reviewed this guidance and determined that our common units meet the requirements in paragraphs 12-32 of EITF 00-19 and qualify to be classified as equity in our consolidated balance sheets.  As a result, upon the adoption of SFAS No. 160 and the related provisions of EITF D-98, our common units are presented in the equity section of our consolidated balance sheets.  This balance sheet presentation is a change to our previous presentation for our common units since under previous accounting guidance we had reported these units in the minority interests section, after total liabilities but before equity.  The measurement of our common units as of December 31, 2008 is consistent with previously reported amounts.

If SFAS No. 160 had not been adopted effective January 1, 2009, we would not have allocated $7.5 million of net losses to the common units of our Operating Partnership for the three months ended March 31, 2009.  On a pro forma basis, our net loss attributable to Maguire Properties, Inc. would have been $56.6 million for the three months ended March 31, 2009.

The adoption of SFAS No. 160 resulted in a change in the presentation of our consolidated statements of operations but had no impact on our previously reported net loss or cash flows.  As a result of adopting SFAS No. 160, we are able to allocate losses to our noncontrolling interests effective January 1, 2009 even though their basis had been reduced to zero as of June 30, 2008.

Common Units of our Operating Partnership

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by Maguire Properties, Inc.  Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership.  Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time.  At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events.  As of March 31, 2009 and December 31, 2008, 6,674,573 noncontrolling common units in our Operating Partnership were outstanding.  These common units are presented as noncontrolling interests in the equity section of our consolidated balance sheets.  As of March 31, 2009 and December 31, 2008, the aggregate redemption value of outstanding noncontrolling common units in our Operating Partnership was approximately $4.8 million and $9.7 million, respectively.  This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership.  In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Our limited partners’ ownership interest in Maguire Properties, L.P. was approximately 12.2% as of March 31, 2009 and December 31, 2008.  For the three months ended March 31, 2009, our limited partners’ weighted average share of our net loss was approximately 12.2%.  For the three months ended March 31, 2008, our limited partners’ weighted average share of our net loss was approximately 13.4%.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Deficit and Comprehensive Loss

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	Maguire Properties, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2008	$(19,662)	$—	$(19,662)
Net loss	(49,124)	(7,496)	(56,620)
Compensation cost for share-based awards	1,537	—	1,537
Other comprehensive loss	15,876	2,209	18,085
Balance, March 31, 2009	$(51,373)	$(5,287)	$(56,660)

Comprehensive Loss

The changes in the components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Net loss	$(56,620)	$(51,315)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net loss	(565)	(476)
Interest rate swaps:
Unrealized holding gains (losses)	3,377	(13,843)
Reclassification adjustment for unrealized losses included in net loss	15,255	218
	18,632	(13,625)
Interest rate caps:
Unrealized holding losses	(9)	—
Reclassification adjustment for realized losses included in net loss	27	—
	18	—
Comprehensive loss	$(38,535)	$(65,416)

Comprehensive loss attributable to:
Maguire Properties, Inc.	$(33,248)	$(56,470)
Common units of our Operating Partnership	(5,287)	(8,946)
	$(38,535)	$(65,416)

See Note 16 “Fair Value Measurements” and Note 17 “Derivative Instruments” for a discussion of the reclassification of unrealized losses to interest expense in the consolidated statement of operations during the three months ended March 31, 2009.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of accumulated other comprehensive loss, net are as follows (in thousands):

	March 31, 2009	December 31, 2008
Deferred gain on assignment of interest rate swap agreements, net	$9,045	$9,610
Interest rate caps	(653)	(671)
Interest rate swaps	(50,203)	(68,835)
Accumulated other comprehensive loss, net	$(41,811)	$(59,896)

Accumulated other comprehensive loss, net attributable to:
Maguire Properties, Inc.	$(44,020)	$(59,896)
Common units of our Operating Partnership	2,209	—
	$(41,811)	$(59,896)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 10 to the consolidated financial statements in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations was $1.5 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, unrecognized compensation cost related to unvested share-based payments totaled $18.9 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately four years.

Note 12—Loss per Share

Basic net loss available to common stockholders is computed by dividing reported net loss available to common stockholders by the weighted average number of common shares outstanding during each period.

A reconciliation of loss per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Numerator:
Net loss attributable to Maguire Properties, Inc.	$(49,124)	$(43,825)
Preferred stock dividends	(4,766)	(4,766)
Net loss available to common stockholders	$(53,890)	$(48,591)

Denominator:
Weighted average number of common shares outstanding (basic)	47,788,028	46,982,531
Effect of dilutive securities:
Contingently issuable shares	—	—
Restricted stock units	—	—
Nonvested restricted stock	—	—
Nonqualified stock options	—	—
Weighted average number of common and common equivalent shares (diluted)	47,788,028	46,982,531
Net loss available to common stockholders per share—basic and diluted	$(1.13)	$(1.03)

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the three months ended March 31, 2009, approximately 879,000 restricted stock units, 216,000 shares of nonvested restricted stock and 140,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.  For the three months ended March 31, 2008, approximately 380,000 shares of nonvested restricted stock and 88,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.

Note 13—Impairment of Long-Lived Assets

As described in Note 2 to the consolidated financial statements in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

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

During the first quarter of 2009, we compared the carrying amount of 3161 Michelson to its estimated fair value, less estimated costs to sell, and recorded a non-cash impairment charge of $23.5 million pursuant to SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We estimated the fair value of 3161 Michelson using a revised sales price analysis from that used at December 31, 2008, based on negotiations with a potential buyer.

As of March 31, 2009, we also performed an impairment analysis on our properties that showed indications of potential impairment based on the indicators described above. Based on this analysis, no other real estate assets in our portfolio were determined to be impaired as of that date.

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009, the assessment as to whether our investments in real estate are impaired is highly subjective. The calculations involve management’s best estimate of the holding period, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Discontinued Operations and Assets Held for Sale

A summary of our property dispositions for the three months ended March 31, 2009 is as follows (amounts in millions, except square footage amounts):

Property Disposed of:	Location	Net Rentable Square Feet	Debt Assumed by Buyer at Disposition	Gain on Disposition	Loss from Early Extinguishment
18581 Teller	Irvine, CA	86,087	$(20.0)	$2.2	$(0.2)

In March 2009, we completed the disposition of 18581 Teller to Allergan Sales, LLC.  The transaction was valued at approximately $22 million, which included the buyer’s assumption of the $20.0 million mortgage loan on the property.  We received net proceeds of $1.8 million from this transaction, which we intend to use for general corporate purposes.

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Revenue:
Rental	$2,509	$7,638
Tenant reimbursements	(10)	549
Parking	170	537
Other	1	236
Total revenue	2,670	8,960

Expenses:
Rental property operating and maintenance	576	2,622
Real estate taxes	312	1,405
Parking	398	496
Depreciation and amortization	255	5,702
Impairment of long-lived assets	23,500	—
Interest	1,672	5,827
Loss from early extinguishment of debt	211	—
Total expenses	26,924	16,052

Loss from discontinued operations before gain on sale of real estate	(24,254)	(7,092)
Gain on sale of real estate	2,170	—
Loss from discontinued operations	$(22,084)	$(7,092)

The results of operations of 1920 and 2010 Main Plaza and City Plaza (which were disposed of during third quarter 2008), 18581 Teller (which was disposed of during first quarter 2009) and 3161 Michelson (which is currently held for sale) are presented as discontinued operations in our consolidated statements of operations.

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of or held for sale.  No interest expense associated with our corporate-level debt has been allocated to properties subsequent to their classification as discontinued operations.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2009 and December 31, 2008, our 3161 Michelson property located in Irvine, California was classified as held for sale.  The major classes of assets and liabilities of real estate held for sale were as follows (in thousands):

	March 31, 2009	December 31, 2008
Net investment in real estate	$142,868	$163,273
Restricted cash	10,614	11,553
Other assets	8,186	7,771
Assets associated with real estate held for sale	$161,668	$182,597

Mortgage loan	$165,220	$168,719
Accounts payable and other liabilities	4,709	2,629
Obligations associated with real estate held for sale	$169,929	$171,348

Note 15—Income Taxes

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”).  Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly.  A TRS is subject to both federal and state income taxes.  During the three months ended March 31, 2009 and 2008, we recorded tax provisions of approximately $0.3 million and $0.2 million, respectively, which are included in other expense in our consolidated statements of operations.

Note 16—Fair Value Measurements

The following table presents information regarding our assets and liabilities measured and reported in our consolidated financial statements at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value.  The three levels of fair value defined by SFAS No. 157, Fair Value Measurements, are as follows:

•	Level 1 — Valuations based on quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access.
•
Level 2 — Valuations based on quoted market prices for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which are typically based on the reporting entity’s own assumptions.

As of March 31, 2009 and December 31, 2008, our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities:	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
March 31, 2009	$(69,385)	$—	$(80,861)	$11,476
December 31, 2008	(72,762)	—	(83,026)	10,264

Our interest rate swaps assigned to lenders have not been revalued as of March 31, 2009 and December 31, 2008 because these contracts have been settled and the value of our interest rate caps is immaterial.

A reconciliation of the changes in the significant unobservable inputs component of fair value for our interest rate swaps for the three months ended March 31, 2009 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2008	$10,264
Unrealized gain during the period	1,212
Balance, March 31, 2009	$11,476

Unrealized gain included in:
Other comprehensive loss	$3,861
Interest expense in net loss	7,615
$11,476

As described in Note 17 “Derivative Instruments,” we discontinued hedge accounting for our forward-starting interest rate swap related to Lantana and reclassified a $15.3 million unrealized loss from accumulated other comprehensive loss to interest expense in the consolidated statement of operations for the three months ended March 31, 2009.  Included in the $15.3 million unrealized loss is a $7.6 million unrealized gain related to the Level 3 credit valuation adjustment.

Effective January 1, 2009, we adopted SFAS No. 157 for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as identifiable intangible assets.  The adoption of SFAS No. 157 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact our financial position or results of operations for the three months ended March 31, 2009, and we do not expect the adoption to have a material impact on the amounts reported in our consolidated financial statements in future periods.

Note 17—Derivative Instruments

Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flow.  The adoption of SFAS No. 161 had no impact on our consolidated financial statements.

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges under SFAS No. 133.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other accumulated comprehensive loss in the consolidated balance sheets and recognized as part of interest expense in the consolidated statements of operations when the hedged transaction affects earnings.

A summary of the fair value of our derivative instruments as of March 31, 2009 is as follows (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps assigned to lenders	Mortgage and other secured loans	$10,823
Interest rate swap	Accounts payable and other liabilities	(54,130)
		$(43,307)

Derivatives not designated as hedging instruments under SFAS No. 133
Forward-starting interest rate swap	Accounts payable and other liabilities	$(15,255)

Total derivatives		$(58,562)

A summary of the effect of derivative instruments reported in the consolidated statement of operations for the three months ended March 31, 2009 is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Reclassified from AOCL
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps assigned to lenders	$–	$565	Interest Expense
Interest rate swap	935	–
	$935	$565

	Location of (Loss) Recognized in Statement of Operations	Amount of (Loss) Recognized in Statement of Operations
Derivatives not designated as hedging instruments under SFAS No. 133
Forward-starting interest rate swap	Interest expense	$(15,255)

We hold a forward-starting interest rate swap with a notional amount of $88.0 million that was purchased to hedge the interest rate on permanent financing for our Lantana construction loan.  During

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the first quarter of 2009, we began the process of marketing our Lantana property for sale.  Since it is now unlikely that we will require permanent project financing, we no longer qualify for hedge accounting treatment with respect to this contract under SFAS No. 133.  As a result, we reclassified a $15.3 million unrealized loss from accumulated other comprehensive loss to interest expense in the consolidated statement of operations for the three months ended March 31, 2009.  This forward-starting interest rate swap is recorded at fair value in our consolidated balance sheet, with changes in fair value being recorded in interest expense in our consolidated statement of operations.

Note 18—Related Party Transactions

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners—Master Investments, LLC (“Master Investments”), an entity in which our President and Chief Executive Officer, Nelson C. Rising, has a minority interest.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) for periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003 (the “lock-out period”).  We also agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of March 31, 2009 and December 31, 2008, $65.0 million of our debt is subject to such guarantees by Master Investments.

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  Pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company.  Such position does not entitle Mr. Maguire to any authority or responsibility with respect to the management or operation of the Company.  For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver.  As of March 31, 2009, the balance due Mr. Maguire under these agreements totals $0.8 million.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company.  Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month plus reimbursement of reasonable expenses incurred.  As of March 31, 2009, the balance due Mr. Maguire under this agreement totals $0.2 million.

Prior to Mr. Maguire’s termination of employment, we leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire.  In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean.  Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises.  Mr. Maguire

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

did not obtain the necessary consents within the 180-day period.  As of March 31, 2009, $1.9 million is available to pay for leasing commissions, tenant improvements and rent related to this space.

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during the lock-out period as long as certain conditions under Mr. Maguire’s contribution agreement were met.  We agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions.  As of March 31, 2009, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of March 31, 2009 and December 31, 2008, $591.8 million of our debt is subject to such guarantees.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Management and development fees and leasing commissions	$—	$455
Rent payments	228	176

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statement of operations for the three months ended March 31, 2008.

Joint Venture with Macquarie Office Trust

We earn property management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.  A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Management, investment advisory and development fees and leasing commissions	$1,543	$1,482

	March 31, 2009	December 31, 2008
Accounts receivable	$2,486	$1,665
Accounts payable	(41)	(78)
	$2,445	$1,587

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations.  Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets.  The joint venture’s balances were current as of March 31, 2009 and December 31, 2008.

Note 19—Contingencies

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

MAGUIRE PROPERTIES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Part I, Item I “Financial Statements” of this Quarterly Report on Form 10-Q.

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

As of March 31, 2009, our Operating Partnership indirectly owns whole or partial interests in 35 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 17.3 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with GAAP.  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of March 31, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	29	69	16,590,096	11,215,359	37,247	16,509,096	11,215,359	37,247
Unconsolidated joint venture	6	20	3,866,056	2,271,248	7,349	773,211	454,250	1,470
	35	89	20,375,152	13,486,607	44,596	17,282,307	11,669,609	38,717

Percentage leased			79.4%			78.7%

As of March 31, 2009, the majority of our Total Portfolio is located in ten submarkets in Southern California: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).  We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos Corporate Center and the Westin® Pasadena Hotel.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages.  We also receive income from providing management, leasing and real estate development services to our joint venture with Macquarie Office Trust.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs.  Until the economic picture becomes clearer, our foremost priorities for 2009 are preserving and generating cash sufficient to fund our liquidity needs.  Given the deterioration and uncertainty in the economy and financial markets, management is assuming that access to any source of cash will be challenging and is planning accordingly.

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

Actual and Potential Sources of Liquidity—

Described below are our actual and potential sources of liquidity in 2009, which we currently believe will be sufficient to fund our 2009 liquidity needs.  These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment).  If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks.  While we believe that we will have adequate cash for our 2009 uses, significant and extended issues with access to the liquidity sources identified below could lead to our insolvency.  For a further discussion of risks associated with (among other matters) current economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position as of March 31, 2009 is as follows (in millions):

	Continuing Operations	Assets Held for Sale
Unrestricted cash and cash equivalents	$67.0	$—
Restricted cash:
Leasing and capital expenditure reserves	69.8	7.6
Tax, insurance and other working capital reserves	24.0	0.3
Prepaid rent	20.3	2.7
Debt service reserves	8.3	—
Collateral accounts	67.2	—
	189.6	10.6
	$256.6	$10.6

The leasing and capital expenditure, tax, insurance and other working capital, prepaid rent and debt service reserves are held in restricted accounts by our lenders in connection with our mortgage loans.  The collateral accounts are held by our counterparties or lenders in connection with our interest rate swap agreements and other obligations.  Of the $67.2 million held in cash collateral accounts by our counterparties as of March 31, 2009, we expect to receive a return of swap collateral ranging between approximately $13 million to $17 million during the remainder of 2009, as well as an additional $16.0 million in cash collateral securing contingent obligations that will expire during the remainder of 2009.

In connection with property acquisitions and the refinancing of existing loans, we typically reserve a portion of the loan proceeds at closing in restricted cash accounts to fund: (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants; (2) non-recurring discretionary capital expenditures, such as major lobby renovations; and (3) future payments of interest (debt service).  As of March 31, 2009, we had a total of approximately $74.9 million of leasing reserves, $2.5 million of non-recurring discretionary capital expenditure reserves and $8.3 million of debt service reserves (including those related to assets held for sale).  At a number of the properties with such reserves, particularly in Orange County, the monthly debt service requirements exceed the monthly cash generated from operations.  We expect this cash flow deficit to continue until we are able to stabilize those properties through lease up.  Stabilization is challenging in the current market, and lease up may be costly and take a significant period of time.

The following is a summary of our available leasing reserves as of March 31, 2009 (in millions):

	Restricted Cash Accounts	Undrawn Debt Proceeds	Total Leasing Reserves
LACBD	$23.6	$—	$23.6
Orange County	39.3	8.2	47.5
Tri-Cities	4.5	—	4.5
Completed developments (1)	7.5	39.3	46.8
	$74.9	$47.5	$122.4
__________
(1)	Includes 3161 Michelson, which is classified as held for sale as of March 31, 2009.

Cash Generated from Operations—

Our cash generated from operations is primarily dependent upon: (1) the occupancy level of our portfolio; (2) the rental rates achieved on our leases; and (3) the collectability of rent from our tenants.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash generated from operations is tied to our level of operating expenses and other general and administrative costs, described below under “Actual and Potential Uses of Liquidity.”

Occupancy levels.  There was negative absorption in 2008 in most of our submarkets, and our overall occupancy levels declined in 2008.  Sustaining or improving our occupancy levels during 2009 will be challenging, for the following reasons (among others):

•
While we were able to execute a number of significant leases in the last several quarters of 2008, leasing activity in general continues to be soft in all of our submarkets, including during the first quarter of 2009.

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

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Rental rates.  In 2008, as a result of the economic crisis, average asking rental rates dropped in most of our submarkets (particularly in Orange County), and remained relatively flat in the LACBD.  This trend continued during the first quarter of 2009.  In 2008, many Orange County landlords focused on tenant retention by reducing rental rates and focusing on short-term lease extensions.  In 2009, management does not expect significant rental rate increases or decreases from 2008 levels in our submarkets.  However, because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline in 2009, particularly in the LACBD (where rates have been relatively stable).

Collectability of rent from our tenants.  Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants.  As of March 31, 2009, our 20 largest tenants represented approximately 36.4% of our Effective Portfolio’s total annualized rental revenue.  Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate.  Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition.  This resulted in increased lease defaults and decreased rent collectability in 2008.  This trend has continued in the first quarter of 2009, and may continue or worsen through year-end 2009 and beyond.  In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as incurring typical transaction costs (including professional fees and commissions).  In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.  This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the FDIC is acting as receiver.

Asset Dispositions—

In 2008, we announced an intention to sell certain assets, which we expect will help us to: (1) preserve cash, through the potential disposition of properties with negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities); and (2) generate cash, through the potential disposition of strategically-identified non-core properties which we believe have equity value above the debt.  In March 2009, we completed the disposition of 18581 Teller located in Irvine, California.  This transaction was valued at approximately $22 million, which included the buyer’s

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

assumption of the $20.0 million mortgage loan on the property.  We received net proceeds of $1.8 million from this transaction.  With respect to the remainder of 2009, we are actively marketing our 3161 Michelson property located in Irvine, California, and are actively marketing several other non-core assets, including the Lantana Media Campus located in Santa Monica, California.

Our ability to dispose of assets is impacted by a number of factors.  Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.  In light of the current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

•	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;
•	Whether potential buyers will be able to secure financing; and
•	The length of time needed to find a buyer and to close the sale of a property.

For the assets currently being marketed, the marketing process has been lengthier than anticipated and expected pricing has declined.  This trend may continue or worsen.  The foregoing means that we may be unable to complete the disposition of identified properties in the near term or at all, which would significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements.  Some or all of these covenants could prevent or delay our ability to dispose of identified properties.  For a discussion of other factors that may affect our ability to dispose of certain assets, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Furthermore, we agreed to indemnify Master Investments and Mr. Maguire and related entities against adverse tax consequences to them in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction.  These tax indemnification obligations cover five of the office properties in our portfolio, which represented 37.9% of our Effective Portfolio’s aggregate annualized rent as of March 31, 2009.  These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.  The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide liquidity alternatives to us:

•	Gas Company Tower;
•	US Bank Tower;
•	KPMG Tower;
•	Wells Fargo Tower; and
•	Plaza Las Fuentes (excluding the Westin® Pasadena Hotel).

Contribution of Existing Assets to Joint Ventures—

We are currently partners with Macquarie Office Trust and DH Von Karman, LLC in joint ventures.  In 2009, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved.  Our ability to successfully identify, negotiate and close

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Proceeds from Additional Secured or Unsecured Debt Financings—

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

Proceeds from Public or Private Issuance of Debt or Equity Securities—

While we currently have no plans for the public or private issuance of debt or equity securities, we may explore this liquidity source in 2009.  The capital markets saw minimal activity in 2008 and the first quarter of 2009, and we may not be able to raise cash through the issuance of securities on favorable terms or at all.

Actual and Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of our cash in 2009.  Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses.  All of our business units underwent a thorough budgeting process in the fourth quarter of 2008 to allow for support of the Company’s 2009 business plan while preserving capital.  In particular, management has taken steps to reduce general and administrative expenses and to reduce discretionary property operating expenses during 2009.  Regardless of these efforts, operating our properties and our business requires a significant amount of capital.

Capital Expenditures (Including Commissions and Tenant Improvements)—

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

As of March 31, 2009, we have executed leases that contractually commit us to pay approximately $54.6 million in unpaid leasing costs, of which $6.5 million is contractually due in 2010, $3.7 million in 2011, $3.6 million in 2012 and $3.8 million in 2013 and beyond.  The remaining $37.0 million is contractually available for payment to tenants upon request during 2009, but actual payment is largely determined by the timing of requests from those tenants.  Depending on leasing activity, we expect to become contractually obligated to spend an additional $40 million to $60 million in capital expenditures and leasing costs during the next 12 months (excluding construction in progress, discussed below).  The amounts we ultimately incur will depend on the individual leases that we enter to.

As part of our effort to preserve cash, we intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in 2009.  Given the current economic environment, this is likely to result in a decrease in the number of leases we execute and average rental rates.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As included in the summary table of available leasing reserves shown above, we have $122.4 million in available leasing reserves as of March 31, 2009.  We believe these reserves are adequate to pay up to approximately $37 million in existing obligations, which tenants can contractually require us to fund prior to December 31, 2009, with remaining reserves that can fund between approximately 1.4 million to 1.7 million square feet of leasing costs assuming a rate of $50.00 to $60.00 per square foot.  We incurred approximately $20 per square foot, $40 per square foot, $24 per square foot and $32 per square foot in leasing costs on new and renewal leases executed during the first quarter of 2009 and the years ended December 31, 2008, 2007 and 2006, respectively.  Actual leasing costs incurred will fluctuate as described above.  Future leasing costs anticipated to be incurred at our recently completed development projects will also be higher than our historical averages on a per square foot basis, as these projects require the build out of raw space.  However, we expect to fund the majority of these costs through construction loan proceeds.

Development and Redevelopment Costs—

We continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets.  We intend to limit the amount of cash allocated to discretionary development and redevelopment projects in 2009.  We currently have one office project under development, 207 Goode, which is being funded by a construction loan.  The total amount of the construction loan for 207 Goode is $64.5 million, of which $40.2 million was drawn as of March 31, 2009, leaving approximately $24.3 million available for future construction funding.  The 207 Goode project is expected to be delivered during the second half of 2009.  We also have $39.3 million available under our 3161 Michelson, 17885 Von Karman, 2385 Northside Drive and Lantana construction loans, funds which are primarily available for anticipated leasing costs.  The timing of our construction expenditures may fluctuate given the actual progress and status of the development properties and leasing activity.  We believe that the undrawn construction loans available as of March 31, 2009 will be sufficient to substantially cover remaining development and tenanting costs.

Debt Service and Principal Payment Obligations—

As of March 31, 2009, we had approximately $4.9 billion of total consolidated debt.  Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.  Our debt maturities also present significant future cash obligations.  We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit and deteriorating economic conditions.  For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

As of March 31, 2009, we have debt service reserves of $17.8 million, comprised of restricted cash of $8.3 million related to certain mortgage loans and future available debt proceeds of $9.5 million under our City Parkway mortgage loan available to fund future interest expense, of which we expect to utilize $5 million to $6 million during the remainder of 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of our debt maturing in 2009 and 2010 is as follows (in millions):

	2009	2010	Maturity Date if Fully Extended
Repurchase facility	$8.7	$10.0
Construction loans:
3161 Michelson	165.2	—	2011
Lantana Media Campus	83.3	—	2010
207 Goode	—	40.2	2011
17885 Von Karman	—	24.1
2385 Northside Drive	—	15.3
Mortgage loans:	—
Griffin Towers	—	125.0	2011
Brea Corporate Place/Brea Financial Commons	—	109.0	2012
Plaza Las Fuentes	0.9	98.6	2013
500-600 City Parkway	—	99.3	2012
Lantana Media Campus	—	98.0
Other regular principal payments	0.9	3.5
	$259.0	$623.0

We have approximately $259 million of debt maturing in 2009, primarily consisting of our construction loans for Lantana Media Campus (maturing in June 2009) and 3161 Michelson (maturing in September 2009).  We are currently endeavoring to dispose of these two properties, and to extend the loan maturities in the event such dispositions do not close prior to the respective maturity dates.

Our 3161 Michelson construction loan includes two one-year options to extend the maturity date of the loan, subject to certain conditions.  We do not expect to meet these conditions based on the status of current leasing activity at the project.  We expect to enter into discussions with the lender during the second quarter of 2009 to extend this loan.  We believe that any extension would result in a re-balancing payment (likely in the form of additional debt service reserves which would be available to fund future interest costs) and/or a principal paydown for a portion of the loan, both of which we expect would be funded with cash on hand.  To the extent we do not dispose of the 3161 Michelson property, are unable to successfully extend this construction loan and are required to fund the repayment of the entire loan, we expect to satisfy this obligation through cash on hand, net proceeds received from the financing or refinancing of other properties or asset dispositions.

Our Lantana construction loan includes a one-year option to extend the maturity date of the loan, subject to certain conditions which include, among other things, a minimum debt service coverage ratio test, a minimum pro forma debt service coverage ratio test and a maximum leverage test.  In the event that we do not meet all of these conditions, we believe we would be able to obtain a short-term extension in exchange for a re-balancing payment (likely in the form of additional debt service reserves which would be available to fund future interest costs) and/or a limited principal paydown for a portion of the loan, both of which we expect would be funded with cash on hand.

If we are unable to dispose of these properties and cannot extend or refinance these loans, we could potentially default under the loans.

In addition, although most of our property-level indebtedness is non-recourse, our Operating Partnership has several potential contingent obligations described in “—Indebtedness—Operating Partnership Contingent Obligations.”  If project-level debt is accelerated, the project’s assets may not be sufficient to repay such debt in full, in which case any recourse obligation could require a cash payment by our Operating Partnership.  In the event of such occurrence, our available cash flow may not be adequate to maintain our current operations.  If we are unable to refinance or repay our debt as it

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

comes due and maintain sufficient cash flow, our business, financial condition, results of operations and common stock price will be materially and adversely affected and we could become insolvent.

Furthermore, even if we are able to extend or refinance our existing debt, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any such extensions or refinancings will also require us to pay certain fees to, and expenses of, our lenders.  These fees and cash flow restrictions will affect our ability to fund our other liquidity uses.

We have financial covenants under many existing loan agreements.  The terms of the 3161 Michelson construction loan and the Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage, liquidity and maximum leverage.  Certain of our other construction loans require our Operating Partnership to comply with minimum amounts of tangible net worth and liquidity.  We also have significant covenants in other loan agreements, including: (1) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the New York Stock Exchange (“NYSE”) and/or another nationally recognized stock exchange; (2) a minimum net worth requirement for our Operating Partnership; and (3) receipt of an unqualified audit opinion on our annual financial statements.  Although we were in compliance with these covenants as of March 31, 2009, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates.  We are taking active steps to address any potential non-compliance issues, and any modifications to the covenants would likely require a payment by us to secure lender approval.  No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all.  The impact of non-compliance varies based on the terms of the applicable loan, but in some cases could result in the acceleration of a significant financial obligation, which in turn could potentially result in our insolvency.

Swap Obligations—

KPMG Tower—

We hold an interest rate swap agreement with a notional amount of $425.0 million, under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution.  The swap requires net settlement on the 9th of each month and expires on August 9, 2012.  We are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”).  As of March 31, 2009 and December 31, 2008, the Swap Liability was $54.1 million and $55.1 million, respectively, which is included in accounts payable and other liabilities in the consolidated balance sheets.  As of March 31, 2009 and December 31, 2008, we had transferred $51.2 million and $54.2 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets.  This collateral will be returned to us during the remaining term of the swap agreement as we settle our monthly obligations.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both our Swap Liability as well as our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral.  As of March 31, 2009, one-month LIBOR was 0.50%.  As of March 31, 2009, each 0.25% weighted average decrease in future expected LIBOR rates during the remaining swap term would result in the requirement to post approximately $4 million in additional cash collateral, while each 0.25% weighted average increase in future expected LIBOR rates during the remaining swap term would result in the return to us of approximately $4 million in cash collateral from our counterparty.  Accordingly, movements in future expected LIBOR rates will require us

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2009.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will also decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral.  During the remainder of 2009, we expect to receive a return of approximately $13 million to $17 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to the anticipated increase in LIBOR rates during 2009.

Lantana Media Campus Construction Loan—

We hold a forward-starting interest rate swap agreement with a notional amount of $88.0 million, under which we are the fixed-rate payer at a rate of 5.883% per annum and we will receive three-month LIBOR from our counterparty, an A+ rated financial institution.  The swap commences on June 19, 2009 and has a ten-year term.  There is no collateral posting requirement under this swap agreement.  However, the swap has a mandatory early termination date of September 19, 2009, at which point we will either pay to or receive from our counterparty the termination value under the swap. The termination value of the swap as of March 31, 2009 was a liability of $22.9 million, prior to the credit valuation adjustment reflected in our consolidated balance sheet pursuant to SFAS No. 157.  As of March 31, 2009, each 0.25% weighted average decrease in future expected LIBOR rates during the remaining swap term will result in an approximate $2 million increase in the termination of the value of the swap, while each 0.25% weighted average increase in future expected LIBOR rates during the remaining swap term will result in an approximate $2 million decrease in the termination value of the swap.  Accordingly, movements in future expected LIBOR rates may have a significant impact on the ultimate termination payment we make in September 2009.

As of March 31, 2009 and December 31, 2008, the fair value of the forward-starting interest rate swap was a liability of $15.3 million and $17.7 million, respectively, which is included in accounts payable and other liabilities in the consolidated balance sheets.

Distributions to Common and Preferred Stockholders and Unit Holders—

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.  We have historically funded a portion of our distributions from borrowings, and have distributed amounts in excess of our REIT taxable income.  We may be required to use future borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  As of December 31, 2008, our parent REIT entity had a net operating loss carryforward of approximately $270 million.  Unless we generate significant net operating income through asset dispositions, we do not expect the need to pay distributions to our stockholders during 2009 to maintain our REIT status.

From the date of our initial public offering on June 27, 2003 through December 31, 2007, we paid quarterly dividends on our common stock and Operating Partnership units at a rate of $0.40 per common share and unit, equivalent to an annual rate of $1.60 per common share and Operating Partnership unit.  The board of directors did not declare a dividend on our common stock during 2008 or the first quarter of 2009.

From January 23, 2004 until October 31, 2008, we paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of preferred stock.  On December 19, 2008, our board of directors, as part of its capital management initiatives, suspended the payment of dividends on

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

our Series A Preferred Stock.  Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share.

All distributions to common stockholders, preferred stockholders and Operating Partnership unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Comparison of Cash Flows for Three Months Ended March 31, 2009 and 2008

Net cash used in operating activities during the three months ended March 31, 2009 was $8.3 million compared to $12.2 million during the same period in 2008, primarily due to increased cash generated by our properties and a reduction in general and administrative expense resulting from expense management and lower salaries expense.

Net cash used in investing activities was $11.3 million during the three months ended March 31, 2009 compared to $75.6 million during the same period in 2008, mainly due to our focus on limiting the amount of discretionary funds spent on tenant improvements and leasing commissions combined with reduced development activity in 2009.  Additionally, we received a return of collateral from our swap counterparty during 2009, while in 2008 we deposited cash collateral with our swap counterparty.

Net cash provided by financing activities was $6.1 million during the three months ended March 31, 2009 as compared to $2.9 million during the same period in 2008.  During 2009, loan draws decreased compared to 2008 due to reduced construction activity and lower spending on leasing commissions and tenant improvements, and we made scheduled principal payments on our mortgage loans and paid down our 3161 Michelson construction loan.  During 2008, our borrowing activity was largely offset by the payment of common and preferred dividends.

Results of Operations

Our results of operations for the three months ended March 31, 2009 compared to the same period in 2008 were affected by dispositions made during 2008 and 2009.  Therefore, our results are not comparable from period to period.  To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of our joint venture properties, properties included as discontinued operations in the consolidated statements of operations, the Lantana South building, which was placed in service in fourth quarter 2008 and the Lantana East building, which was placed in service in first quarter 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	3/31/09	3/31/08	Decrease	Change	3/31/09	3/31/08	Decrease	Change

Revenue:
Rental	$82.7	$85.1	$(2.4)	-3%	$84.1	$84.5	$(0.4)
Tenant reimbursements	27.7	28.2	(0.5)		27.8	28.2	(0.4)
Hotel operations	5.0	6.9	(1.9)	-28%	5.0	6.9	(1.9)	-28%
Parking	12.8	14.1	(1.3)	-9%	13.1	13.7	(0.6)
Management, leasing and development services	—	—	—		2.0	2.0	—
Interest and other	0.9	2.6	(1.7)	-65%	1.3	3.5	(2.2)	-63%
Total revenue	129.1	136.9	(7.8)	-6%	133.3	138.8	(5.5)	-4%

Expenses:
Rental property operating and maintenance	30.4	32.1	(1.7)	-5%	30.9	32.1	(1.2)	-4%
Hotel operating and maintenance	3.4	4.5	(1.1)	-24%	3.4	4.5	(1.1)	-24%
Real estate taxes	12.8	12.7	0.1		13.1	12.8	0.3
Parking	4.4	4.2	0.2		4.1	3.8	0.3
General and administrative	—	—	—		8.3	16.7	(8.4)	-50%
Other expense	1.3	1.3	—		1.5	1.5	—
Depreciation and amortization	43.3	46.2	(2.9)	-6%	45.3	47.4	(2.1)	-4%
Interest	58.7	64.5	(5.8)	-9%	79.9	63.9	16.0	25%
Total expenses	154.3	165.5	(11.2)	-7%	186.5	182.7	3.8	2%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and
gain on sale of real estate	(25.2)	(28.6)	3.4	-12%	(53.2)	(43.9)	(9.3)	21%
Equity in net loss of unconsolidated joint venture	—	—	—	—	(1.7)	(0.3)	(1.4)
Gain on sale of real estate	—	—	—	—	20.4	—	20.4
Loss from continuing operations	$(25.2)	$(28.6)	$3.4	-12%	$(34.5)	$(44.2)	$9.7	22%

Loss from discontinued operations					$(22.1)	$(7.1)	$(15.0)

Rental Revenue

Same Properties Portfolio rental revenue decreased $2.4 million, or 3%, for the three months ended March 31, 2009 as compared to March 31, 2008, primarily due to a decrease in tenant occupancy and lower amortization of acquired below-market leases during 2009.

Hotel Operations Revenue

Hotel operations revenue decreased $1.9 million, or 28%, for the three months ended March 31, 2009 as compared to March 31, 2008, primarily due to a decrease in hotel occupancy and food/beverage sales.

Parking Revenue

Same Properties Portfolio parking revenue decreased $1.3 million, or 9%, for the three months ended March 31, 2009 as compared to March 31, 2008, primarily due to an overall decrease in tenant occupancy.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $1.7 million, or 65%, while Total Portfolio interest and other revenue decreased $2.2 million, or 63%.  Both decreases were primarily due to lower cash balances and lower interest rates earned on those balances during 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance

Same Properties Portfolio rental property operating and maintenance decreased $1.7 million, or 5%, while Total Portfolio rental property operating and maintenance decreased $1.2 million, or 4%.  Both decreases were primarily due to lower tenant occupancy during the three months ended March 31, 2009 as compared to March 31, 2008.

Hotel Operating and Maintenance

Hotel operating and maintenance decreased $1.1 million, or 24%, for the three months ended March 31, 2009 as compared to March 31, 2008, primarily due to lower hotel occupancy and decrease in management fee expense due to lower revenue.

General and Administrative

Total Portfolio general and administrative expense decreased $8.4 million, or 50%, during the three months ended March 31, 2009 as compared to March 31, 2008.  This decrease was primarily due to $6.4 million in costs incurred in connection with a strategic review that was conducted by a Special Committee of our board of directors during the first quarter of 2008, with no similar activity of comparable magnitude during 2009.  General and administrative expense in 2009 also benefited from overall reductions achieved through expense management and the benefit of lower salaries expense resulting from decreased personnel due to property dispositions and the senior management terminations that occurred late in the second quarter of 2008.

Depreciation and Amortization

Same Properties Portfolio depreciation and amortization decreased $2.9 million, or 6%, while Total Portfolio depreciation and amortization decreased $2.1 million, or 4%, during the three months ended March 31, 2009 as compared to March 31, 2008, primarily due to lower occupancy in our Orange County portfolio through a combination of early lease terminations as well as contractual expiration of existing leases on spaces that remain vacant.  This resulted in a decrease in depreciation and amortization from fully amortized costs from expiring leases with no new replacement activity.

Interest Expense

Interest expense for our Same Properties Portfolio decreased $5.8 million, or 9%, during the three months ended March 31, 2009 as compared to March 31, 2008, primarily due to lower average LIBOR rates in 2009 compared to 2008.

Total Portfolio interest expense increased $16.0 million, or 25%, during the three months ended March 31, 2009 as compared to March 31, 2008, primarily due to recognition of a $15.3 million unrealized loss on a forward-starting interest rate swap during 2009 with no comparable activity in 2008.

Discontinued Operations

Our loss from discontinued operations of $22.1 million for the three months ended March 31, 2009 was comprised primarily of a non-cash impairment charge of $23.5 million recorded in connection with the writedown of 3161 Michelson to fair value, less costs to sell, as of March 31, 2009, partially offset by a gain of $2.2 million recorded on the disposition of 18581 Teller, with no comparable activity during the same period in 2008.  Our loss from discontinued operations of $7.1 million for the three months ended March 31, 2008 primarily reflects the operating losses of 1920 and 2010 Main Plaza and City Plaza; these properties were disposed of during the third quarter of 2008.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

Mortgage Loans

As of March 31, 2009, our consolidated debt was comprised of mortgages secured by 26 properties and five construction loans.  A summary of our consolidated debt as of March 31, 2009 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Debt to Maturity
Fixed-rate	$3,675.2	75.47%	5.51%	6 years
Variable-rate swapped to fixed-rate	425.0	8.72%	7.18%	3 years
Variable-rate	769.7	15.81%	3.68%	1 year
	$4,869.9	100.00%	5.37%	5 years

As of March 31, 2009, approximately 84% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.7% on an interest-only basis with a weighted average remaining term of approximately six years.  Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.50% as of March 31, 2009, except for our 17885 Von Karman and 2385 Northside Drive construction loans, which bear interest at prime, subject to a floor interest rate of 5.50% per the loan agreements.  Our variable-rate debt at March 31, 2009 had a weighted average term to initial maturity of approximately one year (approximately three years assuming exercise of extension options).

As of March 31, 2009, our ratio of total consolidated debt to total consolidated market capitalization was approximately 94.4% of our total market capitalization of $5.2 billion (based on the closing price of our common stock of $0.72 per share on the NYSE on March 31, 2009).  Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was approximately 99.2% as of March 31, 2009.  Our total consolidated market capitalization includes the book value of our consolidated debt, the liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of March 31, 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2009 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount	Annual Debt Service (1)	Balance at Maturity (2)
Floating-Rate Debt
Repurchase facility (3)	2.25%	5/1/2011	$33,706	$769	$33,706

Construction Loans:
3161 Michelson (4)	3.50%	9/28/2009	165,220	5,864	165,220
Lantana Media Campus (5)	3.50%	6/13/2009	83,316	2,957	83,316
17885 Von Karman	5.50%	6/30/2010	24,154	1,347	24,154
2385 Northside Drive	5.50%	8/6/2010	15,344	856	15,344
207 Goode (6)	2.30%	5/1/2010	15,203	355	15,203
Total construction loans			303,237	11,379	303,237

Variable-Rate Mortgage Loans:
Griffin Towers (7)	6.50%	5/1/2010	125,000	8,238	125,000
Plaza Las Fuentes (8)	3.75%	9/29/2010	99,500	3,784	99,500
500-600 City Parkway (9)	1.85%	5/9/2010	99,255	1,862	99,255
Brea Corporate Place (10)	2.45%	5/1/2010	70,468	1,751	70,468
Brea Financial Commons (10)	2.45%	5/1/2010	38,532	957	38,532
Total variable-rate mortgage loans			432,755	16,592	432,755

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (11)	7.16%	10/9/2012	400,000	29,054	400,000
207 Goode (6)	7.36%	5/1/2010	25,000	1,867	25,000
Total variable-rate swapped to fixed-rate loans			425,000	30,921	425,000
Total floating-rate debt			1,194,698	59,661	1,194,698

Fixed-Rate Debt
Wells Fargo Tower (Los Angeles, CA)	5.68%	4/6/2017	550,000	31,649	550,000
Two California Plaza (12)	5.50%	5/6/2017	466,331	26,208	470,000
Gas Company Tower	5.10%	8/11/2016	458,000	23,692	458,000
Pacific Arts Plaza	5.15%	4/1/2012	270,000	14,105	270,000
777 Tower (12)	5.84%	11/1/2013	269,997	16,176	273,000
US Bank Tower	4.66%	7/1/2013	260,000	12,284	260,000
550 South Hope Street (12)	5.67%	5/6/2017	198,491	11,499	200,000
Park Place I	5.64%	11/1/2014	170,000	9,588	170,000
City Tower (12)	5.85%	5/10/2017	139,839	8,301	140,000
Glendale Center	5.82%	8/11/2016	125,000	7,373	125,000
500 Orange Tower (12)	5.88%	5/6/2017	109,154	6,560	110,000
2600 Michelson (12)	5.69%	5/10/2017	109,128	6,351	110,000
Park Place II	5.39%	3/11/2012	98,921	5,406	98,921
Stadium Towers Plaza (12)	5.78%	5/11/2017	99,237	5,865	100,000
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903	98,000
801 North Brand	5.73%	4/6/2015	75,540	4,386	75,540
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685	52,000
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666	44,370
701 North Brand	5.87%	10/1/2016	33,750	2,009	33,750
700 North Central	5.73%	4/6/2015	27,460	1,594	27,460
Griffin Towers Senior Mezzanine	13.00%	5/1/2011	20,000	2,636	20,000
Total fixed-rate rate debt			3,675,218	205,936	3,686,041

Total consolidated debt			4,869,916	265,597	4,880,739
Less: mortgage loan associated with real estate held for sale			(165,220)	(5,864)	(165,220)

Total debt—continuing operations			$4,704,696	$259,733	$4,715,519
__________
(1)
The March 31, 2009 one-month LIBOR rate of 0.50% was used to calculate interest on the variable-rate loans, except for the 17885 Von Karman and 2385 Northside Drive construction loans, which were calculated using the floor interest rate under the loan agreements of 5.50%.

(2)	Assuming no payment has been made in advance of its due date.
(3)	This loan bears interest at a variable rate of (i) LIBOR plus 1.75% for the first year, (ii) LIBOR plus 2.75% for the second year and (iii) LIBOR plus 3.75% for the third year.
(4)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.50% for 75.0% of the maximum loan balance during the loan term, excluding extension periods.  Two one-year extensions are available at our option, subject to certain conditions, some of

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

which we may be unable to fulfill. As of March 31, 2009, our 3161 Michelson property is classified as held for sale.
(5)	One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.
(6)
This loan bears interest at a rate of LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(7)
This loan bears interest at a rate of the greater of LIBOR or 3.00%, plus 3.50%.  As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.00% during the loan term, excluding the extension period.  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(8)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(9)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.00% during the loan term, excluding extension periods.  Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(10)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.  Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(11)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(12)	These loans are reflected net of the related debt discount. At March 31, 2009, the discount for all loans referenced totals approximately $11 million.

Dispositions

We disposed of 18581 Teller in Irvine, California during the three months ended March 31, 2009.  The $20.0 million mortgage loan related to this property was assumed by the buyer upon disposal.

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of March 31, 2009 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of March 31, 2009	Available for Future Funding	Operating Partnership Repayment Guarantee
3161 Michelson	$187,197	$165,220	$21,977	$24,000
Lantana Media Campus	88,000	83,316	4,684	22,000
207 Goode	64,497	40,203	24,294	40,203
17885 Von Karman	33,600	24,154	9,446	6,720
2385 Northside Drive	19,860	15,344	4,516	3,972
	$393,154	$328,237	$64,917

Amounts shown as available for future funding as of March 31, 2009 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.

Each of our construction loans is subject to a partial or total guarantee by our Operating Partnership.  The amounts guaranteed at any point in time are based on the stage of the development cycle that the project is in and are subject to reduction when certain financial ratios have been met.  For our project at 3161 Michelson, the $24.0 million is guaranteed until the loan is repaid.

Operating Partnership Contingent Obligations

In connection with the issuance of non-recourse mortgage loans secured by certain wholly owned subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the wholly owned subsidiaries be unable to satisfy certain obligations under otherwise non-recourse mortgage loans.  These guaranties are in the form of: (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term, (2) the guaranty of debt service payments (as defined) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space, and (4) customary repayment guaranties under construction loans.  These partial guaranties of certain non-recourse mortgage debt of wholly owned subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements, are more fully described below.

Master Lease Agreements with Lenders

As a condition to closing the mortgage loans on City Tower, 2600 Michelson and City Parkway in 2007, our Operating Partnership entered into a number of master lease agreements to guarantee rents on space leased by Ameriquest Corporation (“Ameriquest”).  On July 1, 2007, Ameriquest terminated leases at each of these properties, which triggered our master lease obligations at City Tower and 2600 Michelson, and increased the likelihood that future payments will be required to be made by our Operating Partnership under master lease obligations at City Parkway.  We can mitigate future obligations under these master leases by re-leasing the space covered by our various guaranties to new tenants.

City Tower—

In connection with the entry into a $140.0 million mortgage loan on City Tower in 2007 by a wholly owned subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty with the lender for all rents derived from 71,657 rentable square feet leased to Ameriquest through February 28, 2010 (the “City Tower Master Lease”).  The City Tower Master Lease was triggered on July 1, 2007 upon the termination of Ameriquest’s leases at City Tower.  As a result, our obligations to fund the remaining $4.3 million in future rent payable by Ameriquest under their City Tower leases from July 1, 2007 to February 28, 2010, as well as to pay for the first $34.00 per square foot, or approximately $2.4 million, in costs associated with re-leasing this space, was triggered under the City Tower Master Lease.

We received a termination fee from Ameriquest in the amount of $2.4 million, which we deposited in lender-controlled debt service reserves as a prepayment of a portion of our City Tower Master Lease obligations.  Subsequent to July 1, 2007, we leased 34,353 rentable square feet to new tenants whose leases will generate another $2.0 million in rents through February 28, 2010.  A combination of the Ameriquest termination fees deposited in the lender-controlled debt service reserves, as well as future rent payable under the space re-leased to date, satisfies our obligations as it relates to paying rents under our City Tower Master Lease.  We are still obligated to fund approximately $1 million of leasing costs related to the City Tower Master Lease space.  City Tower is a 412,033 rentable square foot building that is 78.9% leased as of March 31, 2009.

2600 Michelson—

In connection with the entry into a $110.0 million mortgage loan on 2600 Michelson in 2007 by a wholly owned subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty for all rents derived from 97,798 rentable square feet leased to Ameriquest through January 31, 2011 (the “2600 Michelson Master Lease”).  The 2600 Michelson Master Lease would have been triggered upon the July 1, 2007 termination of Ameriquest’s leases at 2600 Michelson; however, we simultaneously entered into direct leases with subtenants of Ameriquest that were in occupancy and paying rent on all

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

97,798 rentable square feet of space covered by the 2600 Michelson Master Lease.  The lender agreed to transfer our 2600 Michelson Master Lease obligations to these new tenants.

During the fourth quarter of 2007, one of these new tenants terminated their lease on 20,025 rentable square feet.  As a result, our obligations to fund the remaining $0.9 million in future rent payable under their 20,025 rentable square foot lease from October 1, 2007 to January 31, 2011, as well as to pay for the first $34.00 per square foot, or approximately $0.7 million, in costs associated with re-leasing this space, was triggered under our 2600 Michelson Master Lease.  We received a termination fee from this tenant in the amount of $0.3 million, which we deposited in lender-controlled debt service reserves as a prepayment of a portion of our 2600 Michelson Master Lease obligations.  Unless we re-lease this space to a new tenant, we will be required to fund the remaining $0.6 million in rental obligations on a monthly basis commencing in November 2008 and then deposit $0.7 million into a lender-controlled leasing reserve on January 31, 2011.

As of March 31, 2009, the tenants occupying the remaining 77,773 rentable square feet covered under the 2600 Michelson Master Lease are current under their lease agreements.  Our remaining exposure related to these tenants is approximately $3.4 million as of March 31, 2009.  As long as these tenants are not in default under their lease agreements, our contingent obligations under the 2600 Michelson Master Lease will decrease to zero by January 31, 2011, at a rate of approximately $0.4 million per quarter.  Should these tenants default under their lease agreements prior to that date, in addition to our responsibility to guarantee their remaining future rental payments, our Operating Partnership will also be liable for the first $34.00 per square foot, or $2.6 million, of leasing costs incurred to re-lease this space.  2600 Michelson is a 308,195 rentable square foot building that is 76.4% leased as of March 31, 2009.

City Parkway—

In connection with the entry into a $117.0 million (of which $99.3 million was drawn as of March 31, 2009) mortgage loan on City Parkway during 2007 by a wholly owned subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty with the lender for all rent derived from 261,288 rentable square feet leased to Ameriquest (the “City Parkway Master Lease”).  The likelihood that the City Parkway Master Lease will be triggered significantly increased on July 1, 2007 upon the termination of Ameriquest’s leases at City Parkway.  The master lease requires rental payments by our Operating Partnership calculated as $23.00 per square foot multiplied by the vacant City Parkway Master Lease space (up to $6.0 million per year).  The master lease will be reduced and/or terminated in part or in full upon the earlier of two years from the commencement date (for a maximum exposure of $12.0 million over two years), or as the vacant space is re-leased.  The City Parkway Master Lease commencement date begins upon the later of the termination of the Ameriquest space (which has occurred) and when the combined amount available under the Future Interest Advance and the Interest Reserve (as defined in the loan agreement) is less than $2.0 million and the Underwritten Debt Service Coverage Ratio (as defined in the loan agreement) is less than 1.05 to 1.00.  The commencement date has not yet occurred as the Future Interest Advance, which was $9.5 million as of March 31, 2009, currently exceeds the $2.0 million trigger. City Parkway is a 457,770 rentable square foot office complex that is 26.8% leased as of March 31, 2009.

Debt Service Guaranties

As a condition to closing the fixed-rate mortgage loans on 3800 Chapman, 500 Orange Tower and the $109.0 million variable-rate mortgage secured by both Brea Corporate Place and Brea Financial Commons (the “Brea Campus”) in 2007, our Operating Partnership entered into various debt service guaranty agreements.  Under each of the debt service guaranties, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the Tax and Insurance Reserve, (ii) the

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Reserve, (iii) the Rollover Reserve, and (iv) the Ground Lease Reserve (Brea Corporate Place only).  Each guaranty commenced on January 1, 2009 and expires on December 31, 2009 for 500 Orange Tower and on May 6, 2017 for 3800 Chapman.  For the loan secured by our Brea Campus, our guaranty expires on May 1, 2010, unless we exercise our extension options, through which the guaranty can be extended until May 1, 2012 if all remaining one-year extension options are exercised.  Each of the guaranties can expire before its respective term upon determination by the lender that the relevant property has achieved a Debt Service Coverage Ratio (as defined in the loan agreements) of at least 1.10 to 1.00 for two consecutive calculation dates.

The following table provides information regarding each debt service guaranty as of March 31, 2009:

Property	Rentable Square Feet	Leased Percentage	Guaranty Commence Date	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
500 Orange Tower	334,998	78.5%	1-1-09	12-31-09	$6.6M	$4.2M
3800 Chapman	157,231	63.4%	1-1-09	5-06-17	2.7M	1.9M
Brea Campus	494,536	67.0%	1-1-09	5-01-10	2.7M	4.1M	(3)
_____________
(1)	Annual Debt Service represents annual interest expense only.
(2)
Tax and Insurance Reserve payment obligations and ground lease payment obligations (Brea Corporate Place only) are reflected as deductions to derive In-Place Annual Cash NOI.  In-Place Annual Cash NOI represents actual first quarter 2009 Cash NOI multiplied by four.

(3)
In-Place Annual Cash NOI for Brea Campus of $0.4 million has been increased to eliminate the effect of a free rent period (which free rent will expire prior to the commencement date of the Debt Service Guaranty) for a 78,056 square foot lease.

During the term of the respective guaranties shown in the table above, we also fund a Capital Reserve on a monthly basis at an annualized rate of $0.20 per square foot and, commencing in June 2009, are obligated to fund a Rollover Reserve on a monthly basis at an annualized rate of $0.75 per square foot.

3161 Michelson Master Lease Obligations

In connection with the funding of the construction loan on 3161 Michelson, our Operating Partnership entered into a guaranty relating to an amount equal to 60 monthly rental payments under the lease with New Century Financial Corporation (“New Century”) (the “New Century Occupancy Guaranty”).  Our obligations under the New Century Occupancy Guaranty terminate upon the earlier of (i) New Century (or a replacement tenant acceptable to the lender) taking possession and commencing to pay rent in accordance with its lease, or (ii) the date on which at least 90% of the rentable square footage of the property has been occupied for six consecutive months.  Our obligations under these guaranties were triggered upon the bankruptcy filing of New Century.  As of March 31, 2009, our unmitigated obligation under the New Century Occupancy Guaranty over the next five years is as follows (in millions):

	2009	2010	2011	2012	2013
Annual obligation	$5.6	$7.5	$7.8	$6.2	$2.8
Less: amount mitigated through re-leasing	1.7	3.8	4.6	3.6	—
Unmitigated obligation	$3.9	$3.7	$3.2	$2.6	$2.8

In addition, our Operating Partnership entered into a Parking Master Lease for the parking structures secured by the 3161 Michelson construction loan in the amount of $9.0 million annually for a term of 10 years commencing September 2007.  The rent obligations under the Parking Master Lease are reduced by the amount of rent or other contractual income derived from subtenants or the parking operator.  For the quarter ended March 31, 2009, annualized in-place parking revenue was approximately $3 million.  Our Operating Partnership is currently making annualized Parking Master Lease payments of approximately $6 million to the lender.  We expect to mitigate our future obligations under the Parking

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Master Lease by actively seeking new tenants to lease vacant space at our Park Place Campus, which we expect will generate additional parking revenue.

In 2008, we extended the maturity date of the 3161 Michelson construction loan to September 28, 2009.  In connection with this extension, we agreed that any termination or reduction of our obligation under the New Century Occupancy Guaranty resulting from leasing the space to a new tenant will be disallowed if the new tenant defaults under the terms of their lease.  In addition, we may be required to provide a letter of credit of up to approximately $4 million in the event our annual unmitigated exposure under our New Century Occupancy Guaranty and Parking Master Lease increases as a result of defaults by tenants on re-leased New Century space or reductions in in-place parking revenue.

Plaza Las Fuentes Mortgage Guarantee Obligations

In connection with our wholly-owned subsidiary’s entry into a $100.0 million mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet).  If either tenant defaults on their lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to: (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”).  The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest.  We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months worth of rent, provided that, in no event shall the amount so deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant.  As of March 31, 2009, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $10 million. To date, we have made no payments related to these contingent obligations.

Development Properties

As of March 31, 2009, our project at 207 Goode Avenue, an eight-story, 189,000 square foot office building located in Glendale, California, was under construction.  Land cost related to this project was $14.6 million as of March 31, 2009.  The total estimated construction budget (excluding land) for this project is approximately $64.5 million, of which $40.2 million has been incurred as of March 31, 2009.  We expect the funding for this project to be provided from our existing construction loan.

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

We are currently engaging in activities at the following properties with the goal of leasing them to stabilization:

•	17885 Von Karman, a 151,370 square foot office building located in Irvine, California;
•	2385 Northside Drive, an 88,795 square foot office building with 128,000 square feet of structured parking located at the Mission City Corporate Center in San Diego, California; and

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Lantana South, a 132,976 square foot office building located in Santa Monica, California.

As we lease these properties to stabilization, we will continue to incur leasing costs, which will be funded through our existing construction loans.

We also own undeveloped land adjacent to certain of our other properties, primarily located in the downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets that we believe can support approximately 8 million net rentable square feet of office, retail, hotel and residential uses as well as 8 million square feet of structured parking.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table provides information with respect to our commitments at March 31, 2009, including any guaranteed or minimum commitments under contractual obligations.  The table does not reflect available debt extension options.

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans -
Continuing operations	$93,841	$623,054	$38,627	$819,968	$535,642	$2,604,387	$4,715,519
Assets held for sale (1)	165,220	—	—	—	—	—	165,220
Our share of unconsolidated joint venture (2)	446	28,040	21,411	266	281	110,442	160,886
Interest payments -
Continuing operations - fixed-rate (3)	154,453	200,967	198,928	181,371	166,888	432,478	1,335,085
Continuing operations - variable-rate (4)	38,678	38,887	29,301	22,527	—	—	129,393
Assets held for sale - variable-rate (1) (4)	2,908	—	—	—	—	—	2,908
Our share of unconsolidated joint venture (2)	6,471	8,563	7,219	6,124	6,095	9,410	43,882
Capital leases (5) -
Consolidated	1,163	1,271	596	348	266	489	4,133
Our share of unconsolidated joint venture (2)	17	24	23	24	4	—	92
Operating leases (6)	1,135	1,571	1,609	1,658	1,311	2,899	10,183
Property disposition obligations (7)	314	418	418	308	383	105	1,946
Tenant-related commitments (8) -
Continuing operations	26,597	6,469	1,578	3,656	283	3,497	42,080
Assets held for sale (1)	10,369	—	2,151	—	—	—	12,520
Our share of unconsolidated joint venture (2)	2,168	841	143	12	—	—	3,164
Construction obligations (9)	3,614	—	—	—	—	—	3,614
Parking easement obligations (10)	1,136	1,416	1,233	—	—	—	3,785
Air space and ground leases (11) -
Consolidated	2,498	3,330	3,330	3,330	3,330	349,212	365,030
Our share of unconsolidated joint venture (2) (12)	196	261	261	261	261	25,613	26,853
	$511,224	$915,112	$306,828	$1,039,853	$714,744	$3,538,532	$7,026,293
__________
(1)	Amounts shown relate to our 3161 Michelson property which is classified as held for sale as of March 31, 2009.
(2)	Our share of the unconsolidated Maguire Macquarie joint venture is 20%.
(3)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(4)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.50% as of March 31, 2009 plus the contractual spread per the loan agreement, except for the 17885 Von Karman and 2385 Northside Drive construction loans which are calculated using the floor interest rate of 5.50% per the loan agreements.

(5)	Includes interest and principal payments.
(6)	Includes operating lease obligations for office space at 1733 Ocean Avenue.
(7)	Includes master lease obligations related to our joint venture.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(8)
Tenant-related commitments are based on executed leases as of March 31, 2009. Excludes a $5.1 million lease takeover obligation which we have mitigated through a sub-lease of that space to a third-party tenant.

(9)	Based on executed contracts with general contractors as of March 31, 2009.
(10)	Includes payments required under the amended parking easement for the 808 South Olive garage.
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

Related Party Transactions

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Master Investments, an entity in which Mr. Rising has a minority interest.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during the lock-out period.  We also agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of March 31, 2009 and December 31, 2008, $65.0 million of our debt is subject to such guarantees by Master Investments.

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  Pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company.  Such position does not entitle Mr. Maguire to any authority or responsibility with respect to the management or operation of the Company.  For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver.  As of March 31, 2009, the balance due Mr. Maguire under these agreements totals $0.8 million.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company.  Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month plus reimbursement of reasonable expenses incurred.  As of March 31, 2009, the balance due Mr. Maguire under this agreement totals $0.2 million.

Prior to Mr. Maguire’s termination of employment, we leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire.  In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean.  Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises.  Mr. Maguire did not obtain the necessary consents within the 180-day period.  As of March 31, 2009, $1.9 million is available to pay for leasing commissions, tenant improvements and rent related to this space.

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities.  Under this agreement, we agreed not to dispose of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel)

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

during the lock-out period as long as certain conditions under Mr. Maguire’s contribution agreement were met.  We agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if any of these properties were sold during the lock-out period.  The lock-out period does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions.  As of March 31, 2009, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of March 31, 2009 and December 31, 2008, $591.8 million of our debt is subject to such guarantees.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Management and development fees and leasing commissions	$—	$455
Rent payments	228	176

Joint Venture with Macquarie Office Trust

We earn property management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.  A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Management, investment advisory development fees and leasing commissions	$1,543	$1,482

	March 31, 2009	December 31, 2008
Accounts receivable	$2,486	$1,665
Accounts payable	(41)	(78)
	$2,445	$1,587

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009 for a discussion of our critical accounting policies.  There have been no changes to these policies during the three months ended March 31, 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

New Accounting Pronouncements

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP FAS 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when there is no active market or where the price inputs being used represent distressed sales.  It emphasizes that fair value measurements are appropriate in these situations and that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) under current market conditions as of the measurement date.  FSP FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.  Management is currently evaluating FSP FAS 157-4 but currently believes that its adoption will not have a material effect on the Company’s financial statements.

Additionally on April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as annual reporting periods.  It also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  Management believes that the adoption of FSP FAS 107-1 and APB 28-1 will not have a material effect of the Company’s financial statements.

Non-GAAP Supplemental Measure

Funds from Operations (“FFO”) is a widely recognized measure of REIT performance.  We calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT.  FFO represents net income (loss) (as computed in accordance with GAAP), excluding gains from disposition of property (but including impairments and provisions for losses on property held for sale), plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements).  Adjustments for our unconsolidated joint venture are calculated to reflect FFO on the same basis.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of net loss available to common stockholders to FFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Net loss available to common stockholders	$(53,890)	$(48,591)

Add: Depreciation and amortization of real estate assets	45,526	52,995
Depreciation and amortization of real estate assets -
unconsolidated joint venture (1)	3,312	2,303
Net loss attributable to common units of our Operating Partnership	(7,496)	(7,490)

Deduct: Gain on sales of real estate	22,520	—

Funds from operations available to common stockholders
and unit holders (FFO)	$(35,068)	$(783)

Company share of FFO (2)	$(30,786)	$(678)
FFO per share - basic	$(0.64)	$(0.01)
FFO per share - diluted	$(0.64)	$(0.01)
___________
(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.
(2)	Based on a weighted average interest in our Operating Partnership of approximately 87.8% and 86.6% for the three months ended March 31, 2009 and 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009 for a discussion regarding our exposure to market risk.  Our exposure to market risk has not changed materially since year end 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.

PART II—OTHER INFORMATION

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

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act).  In particular, statements relating to our capital resources, portfolio performance and results of operations contain forward-looking statements.  Furthermore, all of the statements regarding future financial performance (including anticipated FFO), market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.  Those risks are also relevant to our performance and financial condition.  Moreover, we operate in a highly competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all of such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Recent Sales of Unregistered Securities: None.

(b)          Use of Proceeds from Registered Securities: None.

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer dated May 11, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 11, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated May 11, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

__________
*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of May 11, 2009

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ NELSON C. RISING
Nelson C. Rising
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)