Form 10-Q
period 2009-06-30
MAGUIRE PROPERTIES INC
filed 2009-08-10
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☑	(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at August 7, 2009 47,965,645 shares

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments in real estate:
Land	$538,241	$567,640
Acquired ground lease	55,801	55,801
Buildings and improvements	3,393,261	3,733,508
Land held for development and construction in progress	196,794	308,913
Tenant improvements	356,367	341,474
Furniture, fixtures and equipment	19,408	19,352
	4,559,872	5,026,688
Less: accumulated depreciation	(666,092)	(604,302)
Net investments in real estate	3,893,780	4,422,386

Cash and cash equivalents	63,736	80,502
Restricted cash	159,487	199,664
Rents and other receivables, net	10,938	15,044
Deferred rents	70,284	62,229
Due from affiliates	2,984	1,665
Deferred leasing costs and value of in-place leases, net	139,132	153,660
Deferred loan costs, net	26,564	30,496
Acquired above-market leases, net	11,514	19,503
Other assets	13,882	19,663
Investment in unconsolidated joint ventures	–	11,606
Assets associated with real estate held for sale	–	182,597
Total assets	$4,392,301	$5,199,015

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other secured loans	$4,600,771	$4,714,090
Accounts payable and other liabilities	171,173	216,920
Capital leases payable	3,294	4,146
Acquired below-market leases, net	91,015	112,173
Obligations associated with real estate held for sale	–	171,348
Total liabilities	4,866,253	5,218,677

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,967,645 and 47,974,955 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	480	480
Additional paid-in capital	699,351	696,260
Accumulated deficit and dividends	(1,082,577)	(656,606)
Accumulated other comprehensive loss, net	(35,451)	(59,896)
Total stockholders’ deficit	(418,097)	(19,662)
Noncontrolling Interests:
Common units of our Operating Partnership	(55,855)	–
Total deficit	(473,952)	(19,662)
Total liabilities and deficit	$4,392,301	$5,199,015

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue:
Rental	$86,240	$83,238	$169,222	$166,873
Tenant reimbursements	26,537	26,000	54,364	54,185
Hotel operations	5,148	6,986	10,142	13,867
Parking	12,711	13,239	25,794	26,911
Management, leasing and development services	1,747	1,857	3,777	3,814
Interest and other	2,393	3,208	3,546	6,700
Total revenue	134,776	134,528	266,845	272,350

Expenses:
Rental property operating and maintenance	31,739	30,081	61,969	61,552
Hotel operating and maintenance	3,481	4,567	6,930	8,982
Real estate taxes	12,885	13,039	25,566	25,580
Parking	3,807	3,589	7,875	7,353
General and administrative	7,914	27,071	16,178	43,745
Other expense	1,639	1,405	3,143	2,933
Depreciation and amortization	45,664	44,834	90,057	91,309
Impairment of long-lived assets	344,540	—	344,540	—
Interest	61,018	61,145	140,264	123,670
Total expenses	512,687	185,731	696,522	365,124
Loss from continuing operations before equity in net loss
of unconsolidated joint venture and gain on sale of real estate	(377,911)	(51,203)	(429,677)	(92,774)
Equity in net loss of unconsolidated joint venture	(9,120)	(388)	(10,859)	(664)
Gain on sale of real estate	—	—	20,350	—
Loss from continuing operations	(387,031)	(51,591)	(420,186)	(93,438)

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate	(41,577)	(61,135)	(67,212)	(70,603)
Gain on sale of real estate	—	—	2,170	—
Loss from discontinued operations	(41,577)	(61,135)	(65,042)	(70,603)

Net loss	(428,608)	(112,726)	(485,228)	(164,041)
Net loss attributable to common units of our Operating Partnership	52,924	6,864	60,420	14,354

Net loss attributable to Maguire Properties, Inc.	(375,684)	(105,862)	(424,808)	(149,687)
Preferred stock dividends	(4,766)	(4,766)	(9,532)	(9,532)

Net loss available to common stockholders	$(380,450)	$(110,628)	$(434,340)	$(159,219)

Basic and diluted loss per common share:
Loss from continuing operations	$(7.19)	$(1.11)	$(7.89)	$(1.98)
Loss from discontinued operations	(0.76)	(1.21)	(1.19)	(1.39)
Net loss available to common stockholders per share	$(7.95)	$(2.32)	$(9.08)	$(3.37)
Weighted average number of common shares outstanding	47,836,591	47,615,421	47,812,444	47,298,976

Amounts attributable to Maguire Properties, Inc.:
Loss from continuing operations	$(339,184)	$(48,299)	$(367,709)	$(83,921)
Loss from discontinued operations	(36,500)	(57,563)	(57,099)	(65,766)
	$(375,684)	$(105,862)	$(424,808)	$(149,687)

See accompanying notes to consolidated financial statements.

.MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss:	$(485,228)	$(164,041)
Adjustments to reconcile net loss to net cash used in operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	10,859	664
Operating distributions received from unconsolidated joint venture, net	256	2,260
Depreciation and amortization	91,877	104,135
Impairment of long-lived assets	408,173	51,898
Gains on sale of real estate	(22,520)	—
Writeoff of tenant improvements due to relocation of corporate offices	—	1,572
Loss from early extinguishment of debt	588	—
Deferred rent expense	1,022	1,158
Provision for doubtful accounts	2,003	1,712
Revenue recognized related to below-market
leases, net of acquired above-market leases	(10,957)	(16,239)
Deferred rents	(9,117)	(7,994)
Compensation cost for share-based awards, net	3,039	2,173
Amortization of deferred loan costs	4,214	5,701
Amortization of hedge ineffectiveness	—	(19)
Changes in assets and liabilities:
Rents and other receivables	2,444	2,169
Due from affiliates	(1,346)	(700)
Deferred leasing costs	(8,753)	(8,134)
Other assets	(1,901)	4,395
Accounts payable and other liabilities	6,845	11,198
Net cash used in operating activities	(8,502)	(8,092)

Cash flows from investing activities:
Proceeds from dispositions of real estate, net	151,147	—
Expenditures for improvements to real estate	(41,926)	(112,761)
Decrease in restricted cash	46,914	28,959
Net cash provided by (used in) investing activities	156,135	(83,802)

Cash flows from financing activities:
Proceeds from:
Construction loans	17,506	47,066
Mortgage loans	1,499	146,283
Repurchase facility	—	35,000
Senior mezzanine loan	—	20,000
Principal payments on:
Construction loans	(169,390)	—
Mortgage loans	(1,268)	(200,097)
Repurchase facility	(11,788)	—
Capital leases	(852)	(1,117)
Payment of loan costs	(175)	(1,148)
Other financing activities	69	399
Payment of dividends to preferred stockholders	—	(9,532)
Payment of dividends to common stockholders
and distributions to common units of our Operating Partnership	—	(21,711)
Net cash (used in) provided by financing activities	(164,399)	15,143
Net change in cash and cash equivalents	(16,766)	(76,751)
Cash and cash equivalents at beginning of period	80,502	174,847
Cash and cash equivalents at end of period	$63,736	$98,096

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$132,523	$131,034

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	$9,821	$14,839
Buyer assumption of mortgage loans secured by properties disposed of	119,567	—
Increase in fair value of interest rate swaps and caps	13,376	2,891
Accrual for dividends and distributions declared	—	3,177
Common units of our Operating Partnership converted to common stock	—	1,470

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

As of June 30, 2009, our Operating Partnership indirectly owns whole or partial interests in 33 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partner ship, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 16.3 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of June 30, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	27	65	15,521,714	9,900,646	33,212	15,521,715	9,900,646	33,212
Unconsolidated joint venture	6	20	3,874,264	2,271,248	7,349	774,852	454,250	1,470
	33	85	19,395,978	12,171,894	40,561	16,296,567	10,354,896	34,682

Percentage leased			80.6%			80.0%

As of June 30, 2009, the majority of our Total Portfolio is located in ten Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).  We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos Corporate Center and the Westin® Pasadena Hotel.

During the three months ended June 30, 2009, we conducted an evaluation of our portfolio, with a focus on our financial position and core assets.  As a result of this evaluation, our board of directors has

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

approved management’s plan to cease funding cash shortfalls at (and ultimately dispose of) the following non-core assets: (1) Stadium Towers Plaza in Central Orange County, California, (2) Park Place I in Irvine, California, (3) Park Place II in Irvine, California, (4) 2600 Michelson in Irvine, California, (5) Pacific Arts Plaza in Costa Mesa, California, (6) 550 South Hope in Los Angeles, California and (7) 500 Orange Tower in Central Orange County, California.  We have been in contact with the lenders or master servicers (with respect to Commercial Mortgage-Backed Securities (“CMBS”) and/or securitized loans) and expect to be in contact with the special servicers (where applicable) in the near future to work cooperatively to achieve a favorable result for all parties.  We have apprised these lenders or master servicers that our special purpose property-owning subsidiaries that are parties to the loans encumbering the above properties may no longer continue to fund cash shortfalls and may stop making monthly debt service payments under such loans.  In addition, two of our special purpose property-owning subsidiaries that own two of the above properties are currently in default for their failure to make full monthly debt service payments on the non-recourse mortgage loans associated with such properties.  On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment due under its loan.  On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment due under its loan.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Codification Subtopic 360-10 are met.  At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet.  We cease recording depreciation and amortization expense at the time a property is classified as held for sale.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of December 31, 2008, our 3161 Michelson property was classified as held for sale.  None of our properties, including the seven non-core assets identified for disposition described in Note 1 “Organization and Description of Business” meet the criteria to be held for sale as of June 30, 2009.

Certain amounts in the consolidated financial statements for prior years have been reclassified to reflect the activity of discontinued operations and the reclassification of a non-operating note receivable from rents and other receivables, net to other assets in the consolidated balance sheet as of December 31, 2008.

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could ultimately differ from those estimates.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with GAAP.  SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  We have updated our references to accounting literature in these consolidated financial statements to those contained in the Codification.

Effective April 1, 2009, we adopted the provisions of the Subsequent Events Subsections of FASB Codification Subtopic 855-10 that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FASB Codification Subtopic 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing these financial statements, we evaluated the events and transactions that occurred after June 30, 2009 through August 7, 2009, the date these financial statements were available to be issued.
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

Note 3—Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs.  Until the economic picture becomes clearer, our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the deterioration and uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly.

The following are our expected actual and potential near-term sources of liquidity, which we currently believe will be sufficient to fund only our near term liquidity needs:

•	Unrestricted and restricted cash;

•	Cash generated from operations;

•	Asset dispositions;

•	Contribution of existing assets to joint ventures;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuance of debt or equity securities.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment).  If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and will be exposed to significant risks.  While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified above could lead to our insolvency.

In 2008, we announced our intent to sell certain assets, which we expect will help us (1) preserve cash, through the potential disposition of properties with negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically-identified non-core properties that we believe have equity value above the debt.  With respect to the remainder of 2009 and the first part of 2010, we are actively marketing several non-core assets that could potentially generate net proceeds, including the Lantana Media Campus located in Santa Monica, California.

For the assets currently being marketed, the marketing process has been lengthier than anticipated and expected pricing has declined (in some cases materially).  This trend may continue or worsen.  The foregoing means that the number of assets we can sell to generate net proceeds has decreased, and the amount of expected net proceeds in the event of an asset sale has also decreased.  We may be unable to complete the disposition of identified properties in the near term or at all, which would significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements.  Some or all of these covenants could prevent or delay our ability to dispose of identified properties.

As of June 30, 2009, we had approximately $4.6 billion of total consolidated debt.  Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities.

As more fully described in Note 8 “Mortgage and Other Secured Loans,” we have approximately $86 million of debt maturing in 2009, primarily consisting of our construction loan for Lantana Media Campus which matures in September 2009.  We are currently endeavoring to dispose of this property.  In July 2009, we entered into a loan modification agreement with the lender and made a principal paydown totaling $6.0 million in satisfaction of the payment required to extend the maturity date of this loan from September 30, 2009 to June 13, 2010.  The loan can be extended as long as the loan is not in default at the time of extension.  See Note 20 “Subsequent Events.”  If we are unable to dispose of the Lantana property and cannot extend or refinance the loan, we could potentially default under the loan, of which $20.3 million is recourse to our Operating Partnership.

As our debt matures, our principal payment obligations present significant future cash requirements.  Because of our limited unrestricted cash and the reduced market value of our assets when compared with the debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy.  For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we will seek to extend or refinance the applicable loans or may default upon such loans.  Historically, extending or refinancing loans has required the payment of certain fees to, and expenses of, the applicable lenders.  Any future extensions or refinancings will likely require increased fees due to tightened lending practices.  These fees and cash flow restrictions will affect our ability to fund our other liquidity uses.  In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	June 30, 2009	December 31, 2008
Land held for development	$134,237	$214,726
Construction in progress	62,557	94,187
	$196,794	$308,913

As of June 30, 2009, our project at 207 Goode Avenue, an eight-story, 189,000 square foot office building located in Glendale, California, was under construction.  We also own undeveloped land adjacent to certain of our other properties, primarily located in the downtown Los Angeles, the Tri-Cities, Orange County and San Diego County submarkets that we believe can support approximately 8 million net rentable square feet of office, retail, hotel and residential uses as well as approximately 8 million square feet of structured parking.

Certain of the seven non-core assets identified for disposition have adjacent undeveloped land.  During the three months ended June 30, 2009, we reviewed these development sites for impairment and recorded a non-cash impairment charge totaling $82.8 million related to these assets.  See Note 13 “Impairment of Long-Lived Assets” and Note 16 “Fair Value Measurements.”

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest expense	$1.5	$6.6	$3.6	$13.3
Indirect project costs	0.3	0.8	0.7	1.3
	$1.8	$7.4	$4.3	$14.6

Note 5—Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $4.2 million and $3.1 million as of June 30, 2009 and December 31, 2008, respectively.  For the six months ended June 30, 2009 and 2008, we recorded a provision for doubtful accounts of $2.0 million and $1.7 million, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Acquired above-market leases
Gross amount	$44,593	$44,593
Accumulated amortization	(33,079)	(25,090)
Net amount	$11,514	$19,503

Acquired in-place leases
Gross amount	$199,567	$205,392
Accumulated amortization	(144,936)	(135,648)
Net amount	$54,631	$69,744

Acquired below-market leases
Gross amount	$(199,184)	$(205,060)
Accumulated amortization	108,169	92,887
Net amount	$(91,015)	$(112,173)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $10.5 million and $13.5 million for the six months ended June 30, 2009 and 2008, respectively.  Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.4 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations was $13.3 million and $18.1 million for the six months ended June 30, 2009 and 2008, respectively.  Amortization related to discontinued operations was $0.4 million and $3.0 million for the six months ended June 30, 2009 and 2008, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-place Leases	Acquired Below- Market Leases
2009	$3,245	$9,098	$(12,273)
2010	3,069	14,425	(21,742)
2011	2,158	10,123	(17,722)
2012	1,958	8,067	(14,820)
2013	960	4,975	(9,008)
Thereafter	124	7,943	(15,450)
	$11,514	$54,631	$(91,015)

Note 7—Investment in Unconsolidated Joint Ventures

Maguire Macquarie Office, LLC

We own a 20% interest in our joint venture with Macquarie Office Trust and are responsible for day-to-day operations of the properties.  We receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 The joint venture’s condensed balance sheets are as follows (in thousands):

	June 30, 2009	December 31, 2008
Assets
Investments in real estate	$1,045,200	$1,090,278
Less: accumulated depreciation	(125,304)	(109,337)
	919,896	980,941
Cash and cash equivalents, including restricted cash	16,918	18,688
Rents, deferred rents and other receivables, net	18,256	17,878
Deferred charges, net	35,971	43,399
Other assets	5,727	5,872
Total assets	$996,768	$1,066,778

Liabilities and Members’ Equity
Mortgage loans	$805,614	$807,101
Accounts payable, accrued interest payable and other liabilities	23,794	25,427
Acquired below-market leases, net	6,031	7,903
Total liabilities	835,439	840,431
Members’ equity	161,329	226,347
Total liabilities and members’ equity	$996,768	$1,066,778

During the three months ended June 30, 2009, the joint venture defaulted on its Quintana Campus mortgage loan by failing to make its required debt service payment.  Through the date of this report, the joint venture has missed four payments.  The joint venture has entered into discussions regarding a cooperative disposition with the special servicer under the CMBS financing encumbering the property.  The Quintana Campus mortgage loan is not cross-collateralized or cross-defaulted with any other debt owed by Macquarie Office Trust or Maguire Properties, Inc.

Neither Maguire Properties, Inc. nor Maguire Properties, L.P. are obligors under, or guarantors of, the joint venture’s mortgage loans.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Rental	$19,848	$21,888	$40,237	$43,998
Tenant reimbursements	5,885	5,148	12,324	12,120
Parking	1,655	2,318	3,690	4,550
Interest and other	21	48	48	114
Total revenue	27,409	29,402	56,299	60,782

Expenses:
Rental property operating and maintenance	6,329	6,309	12,634	12,428
Real estate taxes	4,061	2,034	7,502	5,849
Parking	519	424	941	873
Depreciation and amortization	10,039	11,884	26,599	23,398
Impairment of long-lived assets	50,254	—	50,254	—
Interest	10,872	10,907	21,681	21,824
Other	1,257	1,566	2,504	2,821
Total expenses	83,331	33,124	122,115	67,193

Net loss	$(55,922)	$(3,722)	$(65,816)	$(6,411)

Company share	$(11,184)	$(744)	$(13,163)	$(1,282)
Intercompany eliminations	279	356	519	618
Unallocated losses	1,785	—	1,785	—
Equity in net loss of unconsolidated joint venture	$(9,120)	$(388)	$(10,859)	$(664)

During the three months ended June 30, 2009, Maguire Macquarie Office, LLC performed an impairment analysis on its investments in real estate.  Based on this analysis, the joint venture recorded a non-cash impairment charge totaling $50.3 million related to Quintana Campus pursuant to the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10.

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments–Equity Method and Joint Ventures Subsections of FASB Codification Subtopic 970-323.  As a result, during the three months ended June 30, 2009, we did not record losses totaling $1.8 million as part of our equity in net loss of unconsolidated joint venture in our consolidated statement of operations because our basis in the joint venture has been reduced to zero.  We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

DH Von Karman Maguire, LLC

During the three months ended June 30, 2009, we evaluated our investment in DH Von Karman Maguire, LLC and determined that it was impaired.  As a result, we recorded a non-cash impairment charge totaling $0.5 million to reduce our investment to zero as of June 30, 2009.  Additionally, we recorded a non-cash impairment charge totaling $7.7 million during the three months ended June 30, 2009 to write off an investment in a mezzanine loan secured by the 18301 Von Karman property as a result of the borrower’s default on the underlying mortgage.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	June 30, 2009	December 31, 2008

Floating-Rate Debt
Repurchase facility (1)	5/1/2011	LIBOR + 2.75%	$23,212	$35,000

Construction Loans:
Lantana Media Campus (2)	9/30/2009	LIBOR + 4.00%	83,865	79,953
17885 Von Karman	6/30/2010	Greater of 5% or Prime + 0.50%	24,154	24,145
207 Goode (3)	5/1/2010	LIBOR + 1.80%	19,818	9,133
2385 Northside Drive	8/6/2010	Greater of 5% or Prime + 0.50%	16,220	13,991
Total construction loans			144,057	127,222

Variable-Rate Mortgage Loans:
Griffin Towers (4)	5/1/2010	(Greater of LIBOR or 3%) + 3.50%	125,000	125,000
Plaza Las Fuentes (5)	9/29/2010	LIBOR + 3.25%	99,200	99,800
Brea Corporate Place (6)	5/1/2010	LIBOR + 1.95%	70,468	70,469
Brea Financial Commons (6)	5/1/2010	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			333,200	333,801

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (7)	10/9/2012	7.16%	400,000	399,318
207 Goode (3)	5/1/2010	7.36%	25,000	25,000
Total variable-rate swapped to fixed-rate loans			425,000	424,318
Total floating-rate debt			925,469	920,341

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	470,000	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
Pacific Arts Plaza	4/1/2012	5.15%	270,000	270,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
550 South Hope Street (8)	5/6/2017	5.67%	200,000	200,000
Park Place I (9)	11/1/2014	5.64%	170,000	170,000
City Tower	5/10/2017	5.85%	140,000	140,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
500 Orange Tower	5/6/2017	5.88%	110,000	110,000
2600 Michelson	5/10/2017	5.69%	110,000	110,000
Stadium Towers Plaza	5/11/2017	5.78%	100,000	100,000
Park Place II	3/11/2012	5.39%	98,600	99,268
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City—3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Griffin Towers Senior Mezzanine	5/1/2011	13.00%	20,000	20,000
Total fixed-rate debt			3,685,720	3,686,388

Property disposed of during 2009:
3161 Michelson	9/28/2009		—	168,719
500-600 City Parkway	5/9/2010		—	98,751
18581 Teller	5/6/2017		—	20,000
			—	287,470

Total consolidated debt			4,611,189	4,894,199
Debt discount			(10,418)	(11,390)
Mortgage loan associated with real estate held for sale			—	(168,719)
Total consolidated debt, net			$4,600,771	$4,714,090
__________
(1)	This loan currently bears interest at a variable rate of LIBOR plus 2.75% and increasing to LIBOR plus 3.75% in May 2010.
(2)	We are able to further extend the maturity date of this loan to June 13, 2010, subject to certain conditions, some of which we may be unable to fulfill.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(3)
This loan bears interest at LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(4)
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

(7)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(8)	Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payment under this loan that was due on August 6, 2009.
(9)	Our special purpose property-owning subsidiary that owns the Park Place I property failed to make the debt service payment under this loan that was due on August 1, 2009.

As of June 30, 2009 and December 31, 2008, one-month LIBOR was 0.31% and 0.44%, respectively.  The weighted average interest rate of our consolidated debt was 5.52% and 5.37% as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, $0.8 billion of our consolidated debt may be prepaid without penalty, $2.0 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements), $0.4 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.4 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

In connection with the issuance of otherwise non-recourse loans obtained by certain special purpose property-owning subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the special purpose property-owning subsidiaries be unable to satisfy certain obligations under otherwise non-recourse loans.  These guaranties are in the form of: (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term, (2) the guaranty of debt service payments (as defined in the applicable loan documents) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space, and (4) customary repayment guaranties under construction loans.  These are partial guaranties of certain otherwise non-recourse debt of special purpose property-owning subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations” for a discussion of these arrangements.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

           Also, as discussed throughout this Quarterly Report on Form 10-Q, our board of directors approved management’s plan to cease funding cash shortfalls at (and ultimately dispose of) the following non-core assets: (1) Stadium Towers Plaza  in Central Orange County, California, (2) Park Place I in Irvine, California, (3) Park Place II in Irvine, California, (4) 2600 Michelson in Irvine, California, (5) Pacific Arts Plaza in Costa Mesa, California, (6) 550 South Hope in Los Angeles, California and (7) 500 Orange Tower in Central Orange County, California.

           Two of our special purpose property-owning subsidiaries that own two of the above properties are currently in default for their failure to make full monthly debt service payments on the non-recourse mortgage loans associated with such properties.  On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment due under its loan.  On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment due under its loan.  We may cease to make debt service payments with respect to the other properties identified above in the future.

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of June 30, 2009 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of June 30, 2009	Available for Future Funding	Operating Partnership Repayment Guarantee
Lantana Media Campus	$88,000	$83,865	$4,135	$22,000
207 Goode	64,497	44,818	19,679	44,818
17885 Von Karman	33,600	24,154	9,446	6,720
2385 Northside Drive	19,860	16,220	3,640	3,972
	$205,957	$169,057	$36,900

Amounts shown as available for future funding as of June 30, 2009 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.  Subsequent to June 30, 2009, we amended our Lantana Media Campus construction loan.  As a result of this modification, the amount available for future funding under this loan has been reduced to $3.2 million, and the amount of the repayment guarantee of our Operating Partnership has been reduced to $20.3 million.  See Note 20 “Subsequent Events.”

Each of our construction loans is subject to a partial or total guarantee by our Operating Partnership.  The amounts guaranteed at any point in time are based on the stage of the development cycle that the project is in and are subject to reduction if and when certain financial ratios have been met.  These repayment guarantees expire if and when the underlying loans have been fully repaid.

Dispositions

We disposed of City Parkway located in Orange, California during the three months ended June 30, 2009.  The $99.6 million mortgage loan related to this property was assumed by the buyer upon disposal.  We recorded a $0.1 million loss from early extinguishment of debt related to the writeoff of unamortized loan costs related to this loan.

We disposed of 3161 Michelson located in Irvine, California during the three months ended June 30, 2009.  The $163.5 million outstanding balance under the construction loan was repaid using approximately $152 million of net proceeds from the transaction combined with $6.5 million of

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

unrestricted cash and $5.0 million of restricted cash for leasing and debt service released to us by the lender.  We recorded a $0.3 million loss from early extinguishment of debt related to the writeoff of unamortized loan costs related to this loan.

Debt Covenants

The terms of our Lantana Media Campus construction loan and Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage, liquidity and maximum leverage.  Certain of our other construction loans require our Operating Partnership to comply with minimum amounts of tangible net worth and liquidity.

Subsequent to June 30, 2009, we entered into loan modification agreements with the respective lenders to amend our Lantana Media Campus construction loan and Plaza Las Fuentes mortgage to modify the tangible net worth and liquidity covenants.  See Note 20 “Subsequent Events.”  We were in compliance as of June 30, 2009 on our Lantana Media Campus construction loan and Plaza Las Fuentes mortgage using the modified covenants contained in these agreements, both of which were effective as of June 30, 2009.

Mortgage Loan Defaults

Park Place I Mortgage—

On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment under the non-recourse mortgage loan encumbering such property.  See Note 20 “Subsequent Events.”

550 South Hope Mortgage—

On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment under the non-recourse mortgage loan encumbering such property.  See Note 20 “Subsequent Events.”

Note 9—Noncontrolling Interests

Effective January 1, 2009, we adopted the provisions of the Noncontrolling Interests Subsections of FASB Codification Subtopic 810-10 which require that amounts previously reported as minority interests in our consolidated financial statements be reported as noncontrolling interests and included in equity/(deficit).  At the time the Noncontrolling Interests guidance was issued, certain revisions were made to the Distinguishing Liabilities from Equity Subsections of FASB Codification Subtopic 480-10.  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer are subject to evaluation under the Distinguishing Liabilities from Equity Subsections of FASB Codification Subtopic 480-10 to determine the appropriate balance sheet classification and measurement of such instruments.

With respect to the common limited partnership interests in our Operating Partnership (“common units”),  the Distinguishing Liabilities from Equity Subsections of FASB Codification Subtopic 480-10 require that noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer be further evaluated under the Derivatives and Hedging-Contracts in Entity’s Own Equity Subsections of FASB Codification Subsection 815-40 to determine

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

whether equity or temporary equity classification on the balance sheet is appropriate.  We reviewed this guidance and determined that our common units meet the requirements in the Derivatives and Hedging-Contracts in Entity’s Own Equity Subsections of FASB Codification Subsection 815-40 and qualify to be classified as equity in our consolidated balance sheets.  As a result, upon the adoption of the Noncontrolling Interests Subsections of FASB Codification Subtopic 810-10 and the related provisions of the Distinguishing Liabilities from Equity Subsections of FASB Codification Subtopic 480-10, our common units are presented in the equity section of our consolidated balance sheets.  This balance sheet presentation is a change to our previous presentation for our common units since under previous accounting guidance we had reported these units in the minority interests section, after total liabilities but before equity/(deficit).  The measurement of our common units as of December 31, 2008 is consistent with previously reported amounts.

If the provisions of the Noncontrolling Interests Subsections of FASB Codification Subtopic 810-10 had not been adopted effective January 1, 2009, we would not have allocated $52.9 million and $60.4 million of net losses to the common units of our Operating Partnership for the three and six months ended June 30, 2009, respectively.  On a pro forma basis, our net loss attributable to Maguire Properties, Inc. would have been $428.6 million and $485.2 million for the three and six months ended June 30, 2009, respectively.

The adoption of the provisions of the Noncontrolling Interests Subsections of FASB Codification Subtopic 810-10 resulted in a change in the presentation of our consolidated statements of operations but had no impact on our previously reported net loss or cash flows.  As a result of adopting the provisions of the Noncontrolling Interests Subsections of FASB Codification Subtopic 810-10, we are able to allocate losses to our noncontrolling interests effective January 1, 2009 even though their basis had been reduced to zero as of June 30, 2008.

Common Units of our Operating Partnership

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by Maguire Properties, Inc.  Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership.  Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time.  At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events.  As of June 30, 2009 and December 31, 2008, 6,674,573 noncontrolling common units in our Operating Partnership were outstanding.  These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheets.  As of June 30, 2009 and December 31, 2008, the aggregate redemption value of outstanding noncontrolling common units in our Operating Partnership was approximately $5.7 million and $9.7 million, respectively.  This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership.  In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Our limited partners’ ownership interest in Maguire Properties, L.P. was approximately 12.2% as of June 30, 2009 and December 31, 2008.  For the three and six months ended June 30, 2009, our limited

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

partners’ weighted average share of our net loss was approximately 12.2%.  For the three and six months ended June 30, 2008, our limited partners’ weighted average share of our net loss was approximately 12.2% and 12.8%, respectively.

Note 10—Deficit and Comprehensive Loss

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	Maguire Properties, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2008	$(19,662)	$—	$(19,662)
Net loss	(424,808)	(60,420)	(485,228)
Adjustment for preferred dividends not declared	(1,164)	1,164	—
Compensation cost for share-based awards	3,092	—	3,092
Other comprehensive loss	24,445	3,401	27,846
Balance, June 30, 2009	$(418,097)	$(55,855)	$(473,952)

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Comprehensive Loss

The changes in the components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(428,608)	$(112,726)	$(485,228)	$(164,041)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net loss	(406)	(477)	(971)	(953)
Interest rate swaps:
Unrealized holding gains	10,001	16,733	13,378	2,890
Reclassification adjustment for realized losses included in net loss	26	(236)	26	(18)
Reclassification adjustment for unrealized losses included in net loss	—	—	15,255	—
	10,027	16,497	28,659	2,872
Interest rate caps:
Unrealized holding gains (losses)	7	34	(2)	34
Reclassification adjustment for realized losses included in net loss	133	(34)	160	(34)
	140	—	158	—
Comprehensive loss	$(418,847)	$(96,706)	$(457,382)	$(162,122)

Comprehensive loss attributable to:
Maguire Properties, Inc.	$(367,115)	$(91,803)	$(400,363)	$(148,273)
Common units of our Operating Partnership	(51,732)	(4,903)	(57,019)	(13,849)
	$(418,847)	$(96,706)	$(457,382)	$(162,122)

See Note 16 “Fair Value Measurements” and Note 17 “Derivative Instruments” for a discussion of the reclassification of unrealized losses to interest expense in the consolidated statement of operations during the six months ended June 30, 2009.

The components of accumulated other comprehensive loss, net are as follows (in thousands):

	June 30, 2009	December 31, 2008
Deferred gain on assignment of interest rate swap agreements, net	$8,639	$9,610
Interest rate caps	(512)	(671)
Interest rate swaps	(40,177)	(68,835)
Accumulated other comprehensive loss, net	$(32,050)	$(59,896)

Accumulated other comprehensive loss, net attributable to:
Maguire Properties, Inc.	$(35,451)	$(59,896)
Common units of our Operating Partnership	3,401	—
	$(32,050)	$(59,896)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 10 to the consolidated financial statements in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations was $3.0 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2009, unrecognized compensation cost related to unvested share-based payments totaled $15.7 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately three years.

Note 12—Loss per Share

Basic net loss available to common stockholders is computed by dividing reported net loss available to common stockholders by the weighted average number of common shares outstanding during each period.

A reconciliation of loss per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net loss attributable to Maguire Properties, Inc.	$(375,684)	$(105,862)	$(424,808)	$(149,687)
Preferred stock dividends	(4,766)	(4,766)	(9,532)	(9,532)
Net loss available to common stockholders	$(380,450)	$(110,628)	$(434,340)	$(159,219)

Denominator:
Weighted average number of common shares outstanding (basic and diluted)	47,836,591	47,615,421	47,812,444	47,298,976
Net loss available to common stockholders per share—basic and diluted	$(7.95)	$(2.32)	$(9.08)	$(3.37)

For the three months ended June 30, 2009, approximately 674,000 restricted stock units, 180,000 shares of nonvested restricted stock and 90,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.  For the three months ended June 30, 2008, approximately 150,000 shares of nonvested restricted stock and 88,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.  For the six months ended June 30, 2009, approximately 674,000 restricted stock units, 180,000 shares of nonvested restricted stock and 75,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.  For the six months ended June 30, 2008, approximately 107,000 shares of nonvested restricted stock and 68,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price;

•	Tenant financial problems; and/or

•	Experience of our competitors in the same submarket.

During the three months ended June 30, 2009, we recorded a non-cash impairment charge totaling $376.5 million, of which $40.1 million has been recorded in discontinued operations and $336.4 million in continuing operations.  The impairment charge has been recorded pursuant to the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10.

The $40.1 million impairment charge recorded in discontinued operations was in connection with the disposition of City Parkway pursuant to a cooperative agreement reached with an unsolicited buyer during the second quarter of 2009 for the assumption of the debt encumbering the property, which approximated fair value.

The $336.4 million impairment charge recorded in continuing operations was the result of an analysis as of June 30, 2009 of our properties that showed indications of potential impairment based on the indicators described above.  As a result of this analysis, we shortened the estimated holding periods and adjusted other assumptions that resulted in certain properties failing the recoverability test as of June 30, 2009.  Based on this analysis, we recorded an impairment charge to reduce the seven non-core assets identified for disposition: Stadium Towers Plaza, Park Place I, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and any adjacent parking areas and development sites to the lower of carrying value or fair value.  We estimated fair value using recent comparable market transactions and unsolicited offers received from third parties.  No other real estate assets in our portfolio were determined to be impaired as of June 30, 2009 as a result of this analysis.

As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, the assessment as to whether our investments in real estate are impaired is highly subjective. The calculations involve management’s best estimate of the holding period, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can significantly increase the likelihood of impairment.  For example, management may weight the holding period for a specific asset based on a 3, 5 and 10 year hold with probability weighting of 50%, 20% and 30%, respectively.  A change in those holding periods, and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding periods were changed by as little as a few years, those assets would have been impaired at June 30, 2009.  Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

Based on continuing input from our board of directors and as our limited business continues to evolve and we work through various alternatives with respect to certain assets, holding periods may be modified and result in additional impairment charges.  Continued declines in the market value of commercial real estate, especially in the Orange County market, also increase the risk of future impairment.  As a result, key assumptions used in testing the recoverability of our investments in real estate, particularly with respect to holding periods, can change period-over-period.

Note 14—Discontinued Operations

A summary of our property dispositions for the six months ended June 30, 2009 is as follows (amounts in millions, except square footage amounts):

Property Disposed of:	Location	Net Rentable Square Feet	Debt Repaid or Assumed by Buyer at Disposition	Gain/ (Impairment) on Disposition	Loss from Early Extinguishment
18581 Teller	Irvine, CA	86,087	$(20.0)	$2.2	$(0.2)
500-600 City Parkway	Orange, CA	457,770	(99.6)	(40.1)	(0.1)
3161 Michelson	Irvine, CA	532,141	(163.5)	—	(0.3)

In March 2009, we completed the disposition of 18581 Teller to Allergan Sales, LLC.  The transaction was valued at approximately $22 million, which included the buyer’s assumption of the $20.0 million mortgage loan on the property.  We received net proceeds of $1.8 million from this transaction, which we intend to use for general corporate purposes.

In June 2009, we completed the sale of City Parkway to The Abbey Company.  The buyer assumed the $99.6 million mortgage loan on the property.  We received no net proceeds from this transaction.

In June 2009, we completed the disposition of 3161 Michelson to the Emmes Group of Cos.  The transaction was valued at $160.0 million, prior to $6.6 million in credits provided to the buyer.  We received proceeds from this transaction of approximately $152 million, net of transaction costs.  The net proceeds from this transaction, combined with $6.5 million of unrestricted cash and $5.0 million of restricted cash for leasing and debt service released to us by the lender, were used to repay the $163.5 million outstanding balance under the construction loan on the property.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Rental	$2,585	$7,997	$6,191	$16,520
Tenant reimbursements	100	616	112	1,197
Parking	93	656	268	1,194
Other	9	107	151	352
Total revenue	2,787	9,376	6,722	19,263

Expenses:
Rental property operating and maintenance	906	3,146	2,141	6,440
Real estate taxes	454	1,837	1,144	3,540
Parking	381	635	781	1,136
Depreciation and amortization	603	6,193	1,820	12,826
Impairment of long-lived assets	40,133	51,898	63,633	51,898
Interest	1,510	6,802	3,827	14,026
Loss from early extinguishment of debt	377	—	588	—
Total expenses	44,364	70,511	73,934	89,866

Loss from discontinued operations before gain on sale of real estate	(41,577)	(61,135)	(67,212)	(70,603)
Gain on sale of real estate	—	—	2,170	—
Loss from discontinued operations	$(41,577)	$(61,135)	$(65,042)	$(70,603)

The results of operations of 1920 and 2010 Main Plaza and City Plaza (which were disposed of during third quarter 2008), 18581 Teller (which was disposed of during first quarter 2009) and City Parkway and 3161 Michelson (which were disposed of during second quarter 2009) are presented as discontinued operations in our consolidated statements of operations.

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of or held for sale.  No interest expense associated with our corporate-level debt has been allocated to properties subsequent to their classification as discontinued operations.

As of December 31, 2008, our 3161 Michelson property was classified as held for sale.  The major classes of assets and liabilities of real estate held for sale were as follows (in thousands):

December 31, 2008
Net investment in real estate	$163,273
Restricted cash	11,553
Other assets	7,771
Assets associated with real estate held for sale	$182,597

Mortgage loan	$168,719
Accounts payable and other liabilities	2,629
Obligations associated with real estate held for sale	$171,348

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”).  Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly.  A TRS is subject to both federal and state income taxes.  During the six months ended June 30, 2009 and 2008, we recorded tax provisions of approximately $0.6 million and $0.4 million, respectively, which are included in other expense in our consolidated statements of operations.

Note 16—Fair Value Measurements

The following table presents information regarding our assets and liabilities measured and reported in our consolidated financial statements at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value.  The three levels of fair value defined in the Fair Value Measurements and Disclosures Subsections of FASB Codification Subtopic 820-10 are as follows:

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

As of June 30, 2009 and December 31, 2008, our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets:	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in real estate at:
June 30, 2009	$831,831	$—	$—	$831,831
Assets associated with real estate held for sale at:
December 31, 2008	163,273	—	163,273	—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, investments in real estate with a carrying value of $1.2 billion were written down to their fair value of $831.8 million, resulting in a non-cash impairment

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

charge totaling $336.4 million, which is included in our results of continuing operations for the three months ended June 30, 2009.

As of June 30, 2009 and December 31, 2008, our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities:	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
June 30, 2009	$(44,130)	$—	$(47,410)	$3,280
December 31, 2008	(72,762)	—	(83,026)	10,264

Our interest rate swaps assigned to lenders have not been revalued as of June 30, 2009 and December 31, 2008 because these contracts have been settled and the value of our interest rate caps is immaterial.

A reconciliation of the changes in the significant unobservable inputs component of fair value for our interest rate swaps for the six months ended June 30, 2009 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2008	$10,264
Unrealized gain during the period	230
Realized gain during the period	(7,214)
Balance, June 30, 2009	$3,280

Unrealized gain included in:
Other comprehensive loss	$3,280

As described in Note 17 “Derivative Instruments,” we discontinued hedge accounting for our forward-starting interest rate swap related to Lantana and reclassified a $15.3 million unrealized loss from accumulated other comprehensive loss to interest expense in the consolidated statement of operations for the three months ended March 31, 2009.  In June 2009, we reached an agreement with our counterparty to terminate the swap for $11.3 million, one-half of which was paid during June.  The remaining $5.7 million was paid in July 2009 and was included in accounts payable and other liabilities in our consolidated balance sheet as of June 30, 2009.

Note 17—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other accumulated comprehensive loss in the consolidated balance sheets and recognized as part of interest expense in the consolidated statements of operations when the hedged transaction affects earnings.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the fair value of our derivative instruments as of June 30, 2009 is as follows (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps assigned to lenders	Mortgage and other secured loans	$10,418
Interest rate swap	Accounts payable and other liabilities	(44,130)
Total derivatives		$(33,712)

A summary of the effect of derivative instruments reported in the consolidated statement of operations for the six months ended June 30, 2009 is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Reclassified from AOCL
Derivatives designated as hedging instruments
Interest rate swaps assigned to lenders	$–	$971	Interest Expense
Interest rate swap	10,935	–
	$10,935	$971

	Location of (Loss) Recognized in Statement of Operations	Amount of (Loss) Recognized in Statement of Operations
Derivatives not designated as hedging instruments
Forward-starting interest rate swap	Interest expense	$(11,340)

Under our interest rate swap agreement, we are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”).  As of June 30, 2009 and December 31, 2008, we had transferred $42.7 million and $54.2 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets.  This collateral will be returned to us during the remaining term of the swap as we settle our monthly obligations.  The amount we would need to pay our counterparty as of June 30, 2009 to terminate our swap totals $47.4 million.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral.  During the remainder of 2009, we expect to receive a return of approximately $8 million to $10 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to the anticipated increase in LIBOR rates during 2009.

We held a forward-starting interest rate swap with a notional amount of $88.0 million that was purchased to hedge the interest rate on permanent financing for our Lantana construction loan.  During the first quarter of 2009, we began the process of marketing our Lantana property for sale.  Since it is now unlikely that we will require permanent project financing, we no longer qualify for hedge accounting treatment with respect to this contract.  As a result, we reclassified a $15.3 million unrealized loss from accumulated other comprehensive loss to interest expense in the consolidated statement of operations for the three months ended March 31, 2009.  In June 2009, we reached an agreement with our counterparty to terminate the swap for $11.3 million, one-half of which was paid during June.  The remaining

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

$5.7 million was paid in July 2009 and was included in accounts payable and other liabilities in our consolidated balance sheet as of June 30, 2009.

Other Financial Instruments

Effective April 1, 2009, we adopted the provisions of the Interim Disclosures Subsections of FASB Codification Subtopic 825-10 that requires disclosures about fair value of financial instruments in interim as well as annual financial statements.

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable, dividends and distributions payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other secured loans is $4,126.1 million (compared to a carrying amount of $4,600.8 million) as of June 30, 2009.  We calculated the fair value of our mortgage and other secured loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

Note 18—Related Party Transactions

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  Pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company.  Such position does not entitle Mr. Maguire to any authority or responsibility with respect to the management or operation of the Company.  For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver.  As of June 30, 2009, the balance due Mr. Maguire under these agreements totals $0.3 million.  In July 2009, we paid the remaining balance due Mr. Maguire under these agreements in full.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company.  Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month plus reimbursement of reasonable expenses incurred.  As of June 30, 2009, the balance due Mr. Maguire under this agreement totals $0.2 million.  In July 2009, we paid the remaining balance due Mr. Maguire under this agreement in full.

Prior to Mr. Maguire’s termination of employment, we leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire.  In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean.  Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises.  Mr. Maguire did not obtain the necessary consents within the 180-day period.  As of June 30, 2009, $1.7 million is

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

accrued as part of accounts payable and other liabilities in the consolidated balance sheet to pay for leasing commissions, tenant improvements and rent related to this space.

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities.  Under this agreement, we agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003, as long as certain conditions under Mr. Maguire’s contribution agreement were met.  The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions.  As of June 30, 2009, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of June 30, 2009 and December 31, 2008, $591.8 million of our debt is subject to such guarantees.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Management and development fees and leasing commissions	$—	$514	$—	$970
Rent payments	247	175	475	351

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statement of operations for the three and six months ended June 30, 2008.

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners—Master Investments, LLC (“Master Investments”), an entity in which our President and Chief Executive Officer, Nelson C. Rising, then had and continues to have a minority interest as a result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994.  Mr. Rising had no involvement with our approval of the tax indemnification agreement or our initial public offering.  Under this agreement, we agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.  The indemnification does not apply if a property is disposed of

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of June 30, 2009 and December 31, 2008, $65.0 million of our debt is subject to such guarantees by Master Investments.

Joint Venture with Macquarie Office Trust

We earn property management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.  A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Management, investment advisory and development fees and leasing commissions	$1,704	$1,323	$3,247	$2,805

	June 30, 2009	December 31, 2008
Accounts receivable	$2,984	$1,665
Accounts payable	(33)	(78)
	$2,951	$1,587

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations.  Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets.  The joint venture’s balances were current as of June 30, 2009 and December 31, 2008.

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

Note 20—Subsequent Events

Lantana Media Campus Construction Loan

On July 31, 2009, we entered into a loan modification to amend the financial covenants of our Lantana Media Campus construction loan.  As a result of the modification, effective as of June 30, 2009, the minimum tangible net worth (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $50.0 million (previously $500.0 million) and the minimum amount of liquidity (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $25.0 million (previously $50.0 million).

As part of the conditions of this loan modification, we made a principal paydown totaling $6.0 million in satisfaction of the payment required to extend the maturity date of this loan from September 30, 2009 to June 13, 2010.  The loan can be extended as long as the loan is not in default at the time of extension.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The maximum amount available under this loan has been reduced from $88.0 million to $81.1 million.  The amount available for future funding under this loan has been reduced to $3.2 million as a result of the principal paydown combined with the reduction in the maximum loan amount.  This loan modification also obligates us to make certain principal prepayments if the debt service coverage ratio (as defined in the loan agreement) is not at least 1.20 to 1.00 at the end of any calendar quarter and if, based on an appraisal, the loan to value ratio is more than 60%.  The amount guaranteed by our Operating Partnership is now $20.3 million until the loan is fully repaid.

Park Place I Mortgage

On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment under the non-recourse mortgage loan encumbering such property.  The Park Place I mortgage loan accrues additional penalty interest at the rate of 5% per annum following a default on principal or interest.  On August 6, 2009, we entered into a deed in lieu of foreclosure with the lender to dispose of Park Place I.  Additionally, we have entered into an agreement to sell certain parking areas together with related development rights associated with the Park Place campus under which we have received a non-refundable deposit.

Plaza Las Fuentes Mortgage

On August 4, 2009, we entered into a loan modification to amend the financial covenants of our Plaza Las Fuentes mortgage loan.  As a result of the modification, effective as of June 30, 2009, the minimum tangible net worth (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $200.0 million (previously $500.0 million) and the minimum amount of liquidity (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $20.0 million (previously $50.0 million).  Additionally, the leverage ratio covenant was eliminated.

As part of the conditions of this loan modification, we made a principal paydown totaling $4.0 million and will allow the lender to apply excess receipts at the property level until the loan balance has been reduced by an additional $3.0 million.  At that point, the amount of principal payments will be increased to $200.0 thousand per month (previously $100.0 thousand per month).

550 South Hope Mortgage

On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment under the non-recourse mortgage loan encumbering such property.  We are currently seeking to resolve this matter cooperatively through discussions with the special servicer for the loan, including working with the special servicer to dispose of this asset to a third party.  The 550 South Hope mortgage loan accrues additional penalty interest at the rate of 5% per annum following a default on principal or interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MAGUIRE PROPERTIES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

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

As of June 30, 2009, our Operating Partnership indirectly owns whole or partial interests in 33 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 16.3 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with GAAP.  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of June 30, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	27	65	15,521,714	9,900,646	33,212	15,521,715	9,900,646	33,212
Unconsolidated joint venture	6	20	3,874,264	2,271,248	7,349	774,852	454,250	1,470
	33	85	19,395,978	12,171,894	40,561	16,296,567	10,354,896	34,682

Percentage leased			80.6%			80.0%

As of June 30, 2009, the majority of our Total Portfolio is located in ten submarkets in Southern California: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).  We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos Corporate Center and the Westin® Pasadena Hotel.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the three months ended June 30, 2009, we conducted an evaluation of our portfolio, with the focus on our financial position and core assets.  As a result of this evaluation, our board of directors has approved management’s plan to cease funding cash shortfalls at (and ultimately dispose of) the following non-core assets: (1) Stadium Towers Plaza in Central Orange County, California, (2) Park Place I in Irvine, California, (3) Park Place II in Irvine, California, (4) 2600 Michelson in Irvine, California, (5) Pacific Arts Plaza in Costa Mesa, California, (6) 550 South Hope in Los Angeles, California and (7) 500 Orange Tower in Central Orange County, California.    We have been in contact with the lenders or master servicers (with respect to CMBS and/or securitized loans) and expect to be in contact with the special servicers (where applicable) in the near future to work cooperatively to achieve a favorable result for all parties.  We have apprised these lenders or master servicers that our special purpose property-owning subsidiaries that are parties to the loans encumbering the above properties may no longer continue to fund cash shortfalls and may stop making monthly debt service payments under such loans.  In addition, two of our special purpose property-owning subsidiaries that own two of the above properties are currently in default for their failure to make full monthly debt service payments on the non-recourse mortgage loans associated with such properties.  On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment due under its loan.  On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment due under its loan.

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs.  Until the economic picture becomes clearer, our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the deterioration and uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly.

Sources and Uses of Liquidity

Our expected actual and potential liquidity sources and uses are, among others, as follows:

Sources	Uses
•    Unrestricted and restricted cash;
•    Cash generated from operations;
•    Asset dispositions;
•    Contribution of existing assets to
      joint ventures;
•    Proceeds from additional secured
      or unsecured debt financings;
      and/or
•    Proceeds from public or private
      issuance of debt or equity
      securities.

•    Property operations and corporate
      expenses;
•    Capital expenditures (including
      commissions and tenant improvements);
•    Development and redevelopment costs;
•    Payments in connection with loans
      (including debt service, principal payment
      obligations and payments to
      extend, refinance, modify or exit loans);
•    Swap obligation; and/or
•    Distributions to common and preferred
      stockholders and unit holders.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Actual and Potential Sources of Liquidity—

Described below are our actual and potential near-term sources of liquidity, which we currently believe will be sufficient to fund only our near-term liquidity needs.  These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment).  If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and will be exposed to significant risks.  While we believe that we will have adequate cash for our near-term uses, the significant issues with access to the liquidity sources identified below could lead to our insolvency.  For a further discussion of risks associated with (among other matters) recent and potential future loan defaults, current economic conditions, our liquidity position and our substantial indebtedness, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Unrestricted and Restricted Cash—

A summary of our cash position is as follows (in millions):

June 30, 2009
Unrestricted cash and cash equivalents	$63.7
Restricted cash:
Leasing and capital expenditure reserves	51.9
Tax, insurance and other working capital reserves	26.3
Prepaid rent	21.3
Debt service reserves	6.2
Collateral accounts	53.8
159.5
$223.2

The leasing and capital expenditure, tax, insurance and other working capital, prepaid rent and debt service reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loans.  The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations.  Of the $53.8 million held in cash collateral accounts by our counterparties as of June 30, 2009, we expect to receive a return of swap collateral ranging between approximately $8 million to $10 million during the remainder of 2009, as well as an additional $10 million in cash collateral securing contingent obligations that will expire during the remainder of 2009.

In connection with property acquisitions and the refinancing of existing loans, we typically reserve a portion of the loan proceeds at closing in restricted cash accounts to fund: (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants; (2) non-recurring discretionary capital expenditures, such as major lobby renovations; and (3) future payments of interest (debt service).  As of June 30, 2009, we had a total of approximately $49.9 million of leasing reserves, $2.0 million of capital expenditure reserves and $6.2 million of debt service reserves.  For a number of the properties with such reserves, particularly in Orange County, the monthly debt service requirements exceed the monthly cash generated from operations.  For assets we do not dispose of, we expect this cash flow deficit to continue unless we are able to stabilize those properties through lease up.  Stabilization is challenging in the current market, and lease up may be costly and take a significant period of time.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

           The following is a summary of our available leasing reserves as of June 30, 2009 (in millions):

	Restricted Cash Accounts	Undrawn Debt Proceeds	Total Leasing Reserves
LACBD	$16.0	$—	$16.0
Orange County	31.9	—	31.9
Tri-Cities	2.0	—	2.0
Completed developments	—	17.2	17.2
	$49.9	$17.2	$67.1

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

Occupancy levels.  There was negative absorption in 2008 and the first half of 2009 in most of our submarkets, and our overall occupancy levels declined in 2008 and the first half of 2009.  Sustaining or improving our occupancy levels in the near term will be challenging for the following reasons (among others):

•	Leasing activity in general continues to be soft in all of our submarkets.

•	Many of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent), and there is currently limited availability of credit.

•
The financial crisis has resulted in many companies shifting to a more cautionary mode with respect to leasing.  Rather than expanding, many current and potential tenants are looking to consolidate, cut overhead and preserve operating capital.  Many existing and potential tenants are also deferring strategic decisions, including entering into new, long-term leases.

•	Increased firm failures and rising unemployment have limited the tenant base.

•	Our liquidity challenges and recent and potential future asset dispositions and loan defaults may impact potential tenants’ willingness to enter into leases with us.

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Rental rates.  In the last several quarters, as a result of the economic crisis, average asking rental rates dropped in all of our submarkets (particularly in Orange County).  In 2008 and the first two quarters of 2009, many landlords prioritized tenant retention by reducing rental rates and focusing on short-term lease extensions.  For the remainder of 2009 and during 2010, management does not expect significant rental rate increases or decreases from current levels in our submarkets.  However, because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline.

Collectability of rent from our tenants.  Our rental revenue depends on collecting rent from tenants, and in particular, from our major tenants.  As of June 30, 2009, our 20 largest tenants represented approximately 37.9% of our Effective Portfolio’s total annualized rental revenue.  Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate.  Many of our major tenants have experienced or may

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

experience a notable business downturn, weakening their financial condition.  This resulted in increased lease defaults and decreased rent collectability in 2008 and 2009 to date.  This trend may continue or worsen through year-end 2009 and beyond.  In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as incurred typical transaction costs (including professional fees and commissions).  In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.  This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation (“FDIC”) is acting as receiver.

Asset Dispositions—

In 2008, we announced our intent to sell certain assets, which we expect will help us (1) preserve cash, through the potential disposition of properties with negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically-identified non-core properties that we believe have equity value above the debt.  As part of this process, we have closed the following transactions:

•
In March 2009, we completed the disposition of 18581 Teller located in Irvine, California.  This transaction was valued at approximately $22 million, which included the buyer’s assumption of the $20.0 million mortgage loan on the property.  We received net proceeds of $1.8 million from this transaction.

•
In June 2009, we completed the disposition of City Parkway located in Orange, California, which included the buyer’s assumption of the $99.6 million mortgage loan on the property.  We received no net proceeds in connection with this transaction.  We have no further obligations with respect to the property-level debt and eliminated a master lease obligation on the property.

•
In June 2009, we completed the disposition of 3161 Michelson located at the Park Place campus in Irvine, California. The transaction was valued at $160.0 million, prior to $6.6 million in credits provided to the buyer. We received proceeds from the transaction of approximately $152 million, net of transaction costs. The net proceeds from this transaction, combined with approximately $6.5 million of unrestricted cash and approximately $5.0 million of restricted cash for leasing and debt service released to us by the lender, were used to repay the $163.5 million outstanding balance under the construction loan on the property.  We have no further obligations with respect to the construction loan as well as the New Century master lease and parking master lease.  Additionally, our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

 With respect to the remainder of 2009 and the first part of 2010, we are actively marketing several non-core assets that could potentially generate net proceeds, including the Lantana Media Campus located in Santa Monica, California.  Our ability to dispose of these assets is impacted by a number of factors.  Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.  In light of the current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

•	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	Whether potential buyers will be able to secure financing; and

•	The length of time needed to find a buyer and to close the sale of a property.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the assets currently being marketed, the marketing process has been lengthier than anticipated and expected pricing has declined (in some cases materially).  This trend may continue or worsen.  The foregoing means that the number of assets we can sell to generate net proceeds has decreased, and the amount of expected net proceeds in the event of an asset sale has also decreased.  We may be unable to complete the disposition of identified properties in the near term or at all, which would significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements.  Some or all of these covenants could prevent or delay our ability to dispose of identified properties.  For a discussion of other factors that may affect our ability to dispose of certain assets, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Furthermore, we agreed to indemnify Master Investments and Mr. Maguire and related entities against adverse tax consequences to them in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction.  These tax indemnification obligations cover five of the office properties in our portfolio, which represented 39.8% of our Effective Portfolio’s aggregate annualized rent as of June 30, 2009.  These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.  The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower;

•	US Bank Tower;

•	KPMG Tower;

•	Wells Fargo Tower; and

•	Plaza Las Fuentes (excluding the Westin® Pasadena Hotel).

Our board of directors has approved management’s plan to cease funding cash shortfalls at (and ultimately dispose of) the following non-core assets: (1) Stadium Towers Plaza located in Central Orange County, California, (2) Park Place I located in Irvine, California, (3) Park Place II located in Irvine, California, (4) 2600 Michelson located in Irvine, California, (5) Pacific Arts Plaza located in Costa Mesa, California, (6) 550 South Hope located in Los Angeles, California and (7) 500 Orange Tower located in Central Orange County, California.  See “Overview and Background” above.  As part of this plan and our continuing effort to preserve cash, two of our special purpose property-owning subsidiaries did not make full monthly debt service payments on two non-recourse mortgage loans on properties with negative cash flow.  On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment due under its loan.  On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment due under its loan.  Other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.  The continuing default by our subsidiaries under the above described loans will give the lenders the right to accelerate payment on the loans and the right to foreclose on the associated properties.  Our subsidiaries’ continuing failure to make

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

debt service payments under these loans will likely result in pursuit of these remedies.  We are currently seeking to work cooperatively with the lenders or special servicers (with respect to CMBS and/or securitized loans) to dispose of these assets to third parties or arrange a deed-in-lieu transaction.  There can be no assurance, however, that we will be able to resolve these matters on acceptable terms, which will likely result in foreclosure.

Contribution of Existing Assets to Joint Ventures—

We are currently partners with Macquarie Office Trust in a joint venture.  In the near term or longer term, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved.  Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Proceeds from Additional Secured or Unsecured Debt Financings—

We have historically financed our asset acquisitions and operations largely from secured debt financings.  We currently do not have any arrangements for future financings.  Substantially all of our assets are currently encumbered, and most of our existing debt arrangements contain rates and other terms that are unlikely to be obtained in the market at this time or in the near term.  Given the current severely limited access to credit and our financial condition, it will also be challenging to obtain any significant unsecured financings in the near term.

Proceeds from Public or Private Issuance of Debt or Equity Securities—

While we currently have no plans for the public or private issuance of debt or equity securities, we may explore this liquidity source in late 2009 or in 2010.  Due to market conditions, our high leverage level and our liquidity position, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all.

Actual and Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of our cash in the near term.  Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses.  All of our business units underwent a thorough budgeting process in the fourth quarter of 2008 to allow for support of the Company’s 2009 business plan, while preserving capital.  In particular, management has taken steps to reduce general and administrative expenses and to reduce discretionary property operating expenses during 2009.  Our completed and any future property dispositions will further reduce these expenses.  Regardless of these efforts, operating our properties and our business requires a significant amount of capital.

Capital Expenditures (Including Commissions and Tenant Improvements)—

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties.  Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease, the

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

involvement of external leasing agents and overall market conditions.  Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.

As of June 30, 2009, we have executed leases that contractually commit us to pay approximately $43.4 million in unpaid leasing costs, of which $6.7 million is contractually due in 2010, $2.5 million in 2011, $3.8 million in 2012 and $5.7 million in 2013 and beyond.  The remaining $24.7 million is contractually available for payment to tenants upon request during 2009, but actual payment is largely determined by the timing of requests from those tenants.

As part of our effort to preserve cash, we intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  Given the current economic environment, this is likely to result in a decrease in the number of leases we execute and average rental rates.

As included in the summary table of available leasing reserves shown above, we have $67.1 million in available leasing reserves as of June 30, 2009 (including reserves for properties which we have disposed of or may dispose of subsequent to June 30, 2009).  We incurred approximately $20 per square foot, $40 per square foot, $24 per square foot and $32 per square foot in leasing costs on new and renewal leases executed during the first six months of 2009 and the years ended December 31, 2008, 2007 and 2006, respectively.  Actual leasing costs incurred will fluctuate as described above.  Future leasing costs anticipated to be incurred at our recently completed development projects will also be higher than our historical averages on a per square foot basis, as these projects require the build out of raw space.  However, we expect to fund the majority of these costs through construction loan proceeds.

Development and Redevelopment Costs—

We continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets.  We intend to limit the amount of cash allocated to discretionary development and redevelopment projects in 2009.  We currently have one office project under development, 207 Goode, which is being funded by a construction loan.  The total amount of the construction loan for 207 Goode is $64.5 million, of which $44.8 million was drawn as of June 30, 2009, leaving approximately $19.7 million available for future construction funding.  The 207 Goode project is expected to be delivered in the third quarter of 2009.  We also have $17.2 million available under our 17885 Von Karman, 2385 Northside Drive and Lantana construction loans, funds that are primarily available for anticipated leasing costs.  The timing of our construction expenditures may fluctuate given the actual progress and status of the development properties and leasing activity.  We believe that the undrawn construction loans available as of June 30, 2009 will be sufficient to substantially cover remaining development and tenanting costs.  Subsequent to June 30, 2009, we amended our Lantana Media Campus construction loan.  As a result of this modification, the amount available for future funding under this loan has been reduced to $3.2 million.  See “Subsequent Events.”

Payments in Connection with Loans—

Debt Service.  As of June 30, 2009, we had approximately $4.6 billion of total consolidated debt.  Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities.  For the six months ended June 30, 2009, we made a total of $119.2 in debt service payments (including payments funded from reserves).  As of June 30, 2009, we have debt service reserves of $6.2 million, of which we expect to utilize approximately $1 million to $2 million during the remainder of 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Principal Payment Obligations.  As our debt matures, our principal payment obligations also present significant future cash requirements.  We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions.  For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

A summary of our debt maturing in 2009 and 2010 is as follows (in millions):

	2009	2010	Maturity Date if Fully Extended
Repurchase facility	$0.9	$11.9
Construction loans:
Lantana Media Campus	83.9	—	2010
207 Goode	—	44.8	2011
17885 Von Karman	—	24.1
2385 Northside Drive	—	16.2
Mortgage loans:
Griffin Towers	—	125.0	2011
Brea Corporate Place/Brea Financial Commons	—	109.0	2012
Plaza Las Fuentes	0.6	98.6	2013
Lantana Media Campus	—	98.0
Other regular principal payments	0.6	3.5
	$86.0	$531.1

We have approximately $86 million of debt maturing in 2009, primarily consisting of our construction loan for Lantana Media Campus which matures in September 2009.  We are currently endeavoring to dispose of this property.  In July 2009, we entered into a loan modification agreement with the lender and made a principal paydown totaling $6.0 million in satisfaction of the payment required to extend the maturity date of this loan from September 30, 2009 to June 13, 2010.  The loan can be extended as long as the loan is not in default at the time of extension.  See “Subsequent Events.”  If we are unable to dispose of the Lantana property and cannot extend or refinance the loan, we could potentially default under the loan, of which $20.3 million is recourse to our Operating Partnership.

Payments to Extend, Refinance, Modify or Exit Loans.  In the ordinary course of business and as part of our current strategic initiatives, we frequently endeavor to extend, refinance, modify or exit loans.  If we are unable to do so on reasonable terms or at all, the resulting costs will deplete our capital resources and we could become insolvent.

Because of our limited unrestricted cash and the reduced market value of our assets when compared with the debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy.  For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we will seek to extend or refinance the applicable loans or may default upon such loans.  Historically, extending or refinancing loans has required the payment of certain fees to, and expenses of, the applicable lenders.  Any future extensions or refinancings will likely require increased fees due to tightened lending practices.  These fees and cash flow restrictions will affect our ability to fund our other liquidity uses.  In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We also have significant covenants in other loan agreements, including: (1) required levels of interest coverage, fixed charge coverage, liquidity and maximum leverage; (2) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the New York Stock Exchange (“NYSE”) and/or another nationally recognized stock exchange; and (3) receipt of an unqualified audit opinion on our annual financial statements.  Although we were in compliance with these covenants as of June 30, 2009, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates.  We are taking active steps to address any potential non-compliance issues.  However, any covenant modifications would likely require a payment by us to secure lender approval.  No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all.  The impact of non-compliance varies based on the terms of the applicable loan, but in some cases could result in the acceleration of a significant financial obligation.

In addition, recourse obligations impact our ability to dispose of certain assets on favorable terms or at all and present significant challenges to our liquidity position.  As described elsewhere in this report, we recently disposed of several assets and are working to dispose of several additional assets.  For many of these assets (particularly in Orange County), the market value of the asset is insufficient to satisfy the applicable loan balance.  Although most of our property-level indebtedness is non-recourse, our Operating Partnership has several potential contingent obligations described in “—Indebtedness—Operating Partnership Contingent Obligations.”  If project-level debt is accelerated where a project’s assets are not sufficient to repay such debt in full, any recourse obligation would require a cash payment by our Operating Partnership.  The recourse obligations also impact our ability to dispose of the underlying assets on favorable terms or at all.  In some cases we may be required to continue to own properties that currently operate at a loss and utilize a significant portion of our unrestricted cash because we do not have the means to fund the recourse obligations in the case of a foreclosure of the property.  Even if we are able to dispose of these properties, the lender(s) will likely require substantial cash payments to release us from the recourse obligations, impacting our liquidity position.

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million for our financing on KPMG Tower, under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution.  The swap requires net settlement on the 9th of each month and expires on August 9, 2012.  We are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”).  As of June 30, 2009 and December 31, 2008, the Swap Liability was $44.1 million and $55.1 million, respectively, which is included in accounts payable and other liabilities in the consolidated balance sheets.  As of June 30, 2009 and December 31, 2008, we had transferred $42.7 million and $54.2 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets.  This collateral will be returned to us during the remaining term of the swap agreement as we settle our monthly obligations.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both our Swap Liability and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral.  As of June 30, 2009, one-month LIBOR was 0.31%.  As of June 30, 2009, each 0.25% weighted average decrease in future LIBOR rates during the remaining swap term would result in the requirement to post approximately $4 million in additional cash collateral, while each 0.25% weighted average increase in future LIBOR rates during the remaining swap term would result in the return to us of approximately $4 million in cash collateral from our counterparty.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Accordingly, movements in future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2009.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will also decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral.  During the remainder of 2009, we expect to receive a return of approximately $8 million to $10 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to the anticipated increase in LIBOR rates during 2009.

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

From the date of our initial public offering on June 27, 2003 through December 31, 2007, we paid quarterly dividends on our common stock and Operating Partnership units at a rate of $0.40 per common share and unit, equivalent to an annual rate of $1.60 per common share and Operating Partnership unit.  The board of directors did not declare a dividend on our common stock during 2008 or the first two quarters of 2009.

From January 23, 2004 until October 31, 2008, we paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share of preferred stock.  On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock.  Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share.

All distributions to common stockholders, preferred stockholders and Operating Partnership unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Comparison of Cash Flows for Six Months Ended June 30, 2009 and 2008

Net cash used in operating activities during the six months ended June 30, 2009 was relatively flat at $8.5 million compared to $8.1 million during the same period in 2008.

Net cash provided by investing activities was $156.1 million during the six months ended June 30, 2009 compared to net cash used in investing activities of $83.8 million during the same period in 2008, mainly due to proceeds received from the disposition of 3161 Michelson and our focus on limiting the amount of discretionary funds spent on tenant improvements and leasing commissions combined with reduced development activity in 2009.  Additionally, we received a larger return of collateral from our swap counterparty during 2009 compared to 2008.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in financing activities was $164.4 million during the six months ended June 30, 2009 as compared to net cash provided by financing activities of $15.1 million during the same period in 2008, primarily due to repayment of the 3161 Michelson construction loan upon disposition and principal payments on our repurchase facility during the second quarter of 2009, with minimal borrowing activity during 2009.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 to June 30, 2008

Our results of operations for the three months ended June 30, 2009 compared to the same period in 2008 were affected by dispositions made during 2008 and 2009.  Therefore, our results are not comparable from period to period.  To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of our joint venture properties and the Lantana South and East buildings.

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	6/30/09	6/30/08	(Decrease)	Change	6/30/09	6/30/08	(Decrease)	Change

Revenue:
Rental	$83.1	$83.0	$0.1	—	$86.2	$83.2	$3.0	4%
Tenant reimbursements	26.2	26.0	0.2	1%	26.5	26.0	0.5	2%
Hotel operations	5.2	7.0	(1.8)	-26%	5.2	7.0	(1.8)	-26%
Parking	12.4	13.8	(1.4)	-10%	12.7	13.2	(0.5)	-4%
Management, leasing and development services	—	—	—	—	1.8	1.9	(0.1)	-5%
Interest and other	2.0	2.3	(0.3)	-13%	2.4	3.2	(0.8)	-25%
Total revenue	128.9	132.1	(3.2)	-2%	134.8	134.5	0.3	—

Expenses:
Rental property operating and maintenance	30.5	29.6	0.9	3%	31.7	30.1	1.6	5%
Hotel operating and maintenance	3.5	4.6	(1.1)	-24%	3.5	4.6	(1.1)	-24%
Real estate taxes	12.1	12.6	(0.5)	-4%	12.9	13.0	(0.1)	-1%
Parking	4.2	4.2	—	—	3.8	3.6	0.2	6%
General and administrative	—	—	—	—	7.9	27.1	(19.2)	-71%
Other expense	1.3	1.3	—	—	1.7	1.4	0.3	21%
Depreciation and amortization	43.9	43.6	0.3	1%	45.7	44.8	0.9	2%
Impairment of long-lived assets	336.4	—	336.4		344.5	—	344.5
Interest	58.7	60.3	(1.6)	-3%	61.0	61.1	(0.1)	—
Total expenses	490.6	156.2	334.4	214%	512.7	185.7	327.0	176%
Loss from continuing operations before equity in net loss of unconsolidated joint venture	(361.7)	(24.1)	(337.6)		(377.9)	(51.2)	(326.7)
Equity in net loss of unconsolidated joint venture	—	—	—		(9.1)	(0.4)	(8.7)
Loss from continuing operations	$(361.7)	$(24.1)	$(337.6)		$(387.0)	$(51.6)	$(335.4)

Loss from discontinued operations					$(41.6)	$(61.1)	$19.5	-32%

Rental Revenue

Total Portfolio rental revenue increased $3.0 million, or 4%, for the three months ended June 30, 2009 as compared to June 30, 2008, mainly due to the Lantana South and East buildings that were placed in service in the fourth quarter of 2008 and first quarter of 2009, respectively.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Hotel Operations Revenue

Hotel operations revenue decreased $1.8 million, or 26%, for the three months ended June 30, 2009 as compared to June 30, 2008, primarily due to a decrease in hotel occupancy and food/beverage sales.  The average daily rate decreased 11.8% during 2009 as compared to 2008.

Parking Revenue

Same Properties Portfolio parking revenue decreased $1.4 million, or 10%, for the three months ended June 30, 2009 as compared to June 30, 2008, primarily due to an overall decrease in tenant occupancy and a reduction in parking rates, particularly in Orange County.

Rental Property Operating and Maintenance

Total Portfolio rental property operating and maintenance increased $1.6 million, or 5%, primarily due to increased maintenance expense during the three months ended June 30, 2009 as compared to June 30, 2008 as a result of timing of payments.

Hotel Operating and Maintenance

Hotel operating and maintenance decreased $1.1 million, or 24%, for the three months ended June 30, 2009 as compared to June 30, 2008, primarily due to lower hotel occupancy and a decrease in management fee expense due to lower revenue.

General and Administrative

Total Portfolio general and administrative expense decreased $19.2 million, or 71%, during the three months ended June 30, 2009 as compared to June 30, 2008.  This decrease was primarily due to $15.6 million in costs incurred in connection with a strategic review that was conducted by a Special Committee of our board of directors during the second quarter of 2008, with no similar activity during 2009.  General and administrative expense in 2009 also benefited from overall reductions achieved through expense management and the benefit of lower salaries expense resulting from decreased personnel due to property dispositions and the senior management terminations that occurred late in the second quarter of 2008.

Impairment of Long-Lived Assets

We recorded an impairment totaling $336.4 million in our Same Properties Portfolio during the three months ended June 30, 2009 to reduce the seven non-core assets identified for disposition: Stadium Towers Plaza, Park Place I, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and any adjacent parking areas and development sites to the lower of carrying value or fair value.  In our Total Portfolio, we recorded an $8.1 million impairment charge to write off certain assets related to our investment in DH Von Karman Maguire, LLC.  There was no comparable activity for either the Same Properties Portfolio or Total Portfolio during the three months ended June 30, 2008.

Equity in Net Loss of Unconsolidated Joint Venture

Our equity in net loss of unconsolidated joint venture was $9.1 million for the three months ended June 30, 2009 as a result of the joint venture’s impairment of the Quintana Campus.  There was no comparable activity during the same period in 2008.  We did not record losses totaling $1.8 million as

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

part of our equity in net loss of unconsolidated joint venture during the three months ended June 30, 2009 because our basis in the joint venture has been reduced to zero.

Discontinued Operations

Our loss from discontinued operations of $41.6 million for the three months ended June 30, 2009 was comprised primarily of a non-cash impairment charge of $40.1 million recorded in connection with the disposition of City Parkway during the period.  Our loss from discontinued operations of $61.1 million for the three months ended June 30, 2008 was primarily due to the writedown to fair value of 1920 and 2010 Main Plaza prior to their disposal in the third quarter of 2008.

Results of Operations

Comparison of the Six Months Ended June 30, 2009 to June 30, 2008

Our results of operations for the six months ended June 30, 2009 compared to the same period in 2008 were affected by dispositions made during 2008 and 2009.  Therefore, our results are not comparable from period to period.  To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of our joint venture properties, 2385 Northside Drive, 17885 Von Karman and the Lantana South and East buildings.

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Six Months Ended		Increase/	%	For the Six Months Ended		Increase/	%
	6/30/09	6/30/08	(Decrease)	Change	6/30/09	6/30/08	(Decrease)	Change

Revenue:
Rental	$164.4	$167.2	$(2.8)	-2%	$169.2	$166.9	$2.3	1%
Tenant reimbursements	53.9	54.2	(0.3)	-1%	54.4	54.1	0.3	1%
Hotel operations	10.1	13.9	(3.8)	-27%	10.1	13.9	(3.8)	-27%
Parking	25.1	27.8	(2.7)	-10%	25.8	26.9	(1.1)	-4%
Management, leasing and development services	—	—	—	—	3.8	3.8	—	—
Interest and other	2.7	4.9	(2.2)	-45%	3.5	6.7	(3.2)	-48%
Total revenue	256.2	268.0	(11.8)	-4%	266.8	272.3	(5.5)	-2%

Expenses:
Rental property operating and maintenance	60.0	61.2	(1.2)	-2%	62.0	61.5	0.5	1%
Hotel operating and maintenance	6.9	9.0	(2.1)	-23%	6.9	9.0	(2.1)	-23%
Real estate taxes	24.4	24.9	(0.5)	-2%	25.6	25.6	—	—
Parking	8.6	8.4	0.2	2%	7.9	7.4	0.5	7%
General and administrative	—	—	—	—	16.2	43.7	(27.5)	-63%
Other expense	2.5	2.7	(0.2)	-7%	3.1	2.9	0.2	7%
Depreciation and amortization	85.9	88.8	(2.9)	-3%	90.0	91.3	(1.3)	-1%
Impairment of long-lived assets	336.4	—	336.4		344.5	—	344.5
Interest	116.2	123.4	(7.2)	-6%	140.3	123.7	16.6	13%
Total expenses	640.9	318.4	322.5	101%	696.5	365.1	331.4	91%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and
gain on sale of real estate	(384.7)	(50.4)	(334.3)		(429.7)	(92.8)	(336.9)
Equity in net loss of unconsolidated joint venture	—	—	—		(10.9)	(0.7)	(10.2)
Gain on sale of real estate	—	—	—		20.4	—	20.4
Loss from continuing operations	$(384.7)	$(50.4)	$(334.3)		$(420.2)	$(93.5)	$(326.7)

Loss from discontinued operations					$(65.0)	$(70.6)	$5.6	-8%

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Hotel Operations Revenue

Hotel operations revenue decreased $3.8 million, or 27%, for the six months ended June 30, 2009 as compared to June 30, 2008, primarily due to a decrease in hotel occupancy and food/beverage sales.

Parking Revenue

Same Properties Portfolio parking revenue decreased $2.7 million, or 10%, for the six months ended June 30, 2009 as compared to June 30, 2008, primarily due to an overall decrease in tenant occupancy.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $2.2 million, or 45%, while Total Portfolio interest and other revenue decreased $3.2 million, or 48%.  Both decreases were primarily due to lower cash balances and lower interest rates earned on those balances during 2009.

Hotel Operating and Maintenance

Hotel operating and maintenance decreased $2.1 million, or 23%, for the six months ended June 30, 2009 as compared to June 30, 2008, primarily due to lower hotel occupancy and decrease in management fee expense due to lower revenue.

General and Administrative

Total Portfolio general and administrative expense decreased $27.5 million, or 63%, during the six months ended June 30, 2009 as compared to June 30, 2008.  This decrease was primarily due to $15.6 million of costs incurred in connection with changes in management, primarily contractual separation obligation for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease combined with $8.3 million of investment banking, legal and other professional fees incurred in connection with the strategic review that was concluded by the Special Committee of our board of directors during the second quarter of 2008.

Impairment of Long-Lived Assets

We recorded an impairment totaling $336.4 million in our Same Properties Portfolio during the six months ended June 30, 2009 to reduce the seven non-core assets identified for disposition: Stadium Towers Plaza, Park Place I, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and any adjacent parking areas and development sites to the lower of carrying value or fair value.  In our Total Portfolio, we recorded an $8.1 million impairment charge to write off certain assets related to our investment in DH Von Karman Maguire, LLC.  There was no comparable activity for either the Same Properties Portfolio or Total Portfolio during the six months ended June 30, 2008.

Interest Expense

Interest expense for our Same Properties Portfolio decreased $7.2 million, or 6%, during the six months ended June 30, 2009 as compared to June 30, 2008, primarily due to lower average LIBOR rates in 2009 compared to 2008.

Total Portfolio interest expense increased $16.6 million, or 13%, during the six months ended June 30, 2009 as compared to June 30, 2008, primarily due to recognition of a $11.3 million realized loss

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

on a forward-starting interest rate swap during 2009 with no comparable activity in 2008 and a combination of a reduction in interest capitalized on development projects and the commencement of payment of debt service on assets placed in service during the last 12 months.

Equity in Net Loss of Unconsolidated Joint Venture

Our equity in net loss of unconsolidated joint venture was $10.8 million for the six months ended June 30, 2009 as a result of the joint venture’s impairment of the Quintana Campus.  There was no comparable activity during the same period in 2008.  We did not record losses totaling $1.8 million as part of our equity in net loss of unconsolidated joint venture during the six months ended June 30, 2009 because our basis in the joint venture has been reduced to zero.

Discontinued Operations

Our loss from discontinued operations of $65.0 million for the six months ended June 30, 2009 was comprised primarily of a non-cash impairment charges of totaling $63.6 million recorded in connection with the dispositions of City Parkway and 3161 Michelson during 2009.  Our loss from discontinued operations of $70.6 million for the six months ended June 30, 2008 primarily reflects the writedown to fair value of 1920 and 2010 Main Plaza prior to their disposal in the third quarter of 2008.

Indebtedness

Mortgage Loans

As of June 30, 2009, our consolidated debt was comprised of mortgages secured by 25 properties and four construction loans.  A summary of our consolidated debt as of June 30, 2009 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$3,685.7	79.95%	5.51%	6 years
Variable-rate swapped to fixed-rate	425.0	9.21%	7.18%	3 years
Variable-rate	500.5	10.84%	4.17%	1 year
	$4,611.2	100.00%	5.52%	5 years

As of June 30, 2009, approximately 89% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.7% on an interest-only basis with a weighted average remaining term of approximately six years.  Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.31% as of June 30, 2009, except for our 17885 Von Karman and 2385 Northside Drive construction loans, which bear interest at prime, which was 3.25% as of June 30, 2009, subject to a floor interest rate of 5.00% per the loan agreements.  Our variable-rate debt at June 30, 2009 had a weighted average term to initial maturity of approximately one year (approximately two years assuming exercise of extension options).

As of June 30, 2009, our ratio of total consolidated debt to total consolidated market capitalization was approximately 93.9% of our total market capitalization of $4.9 billion (based on the closing price of our common stock of $0.85 per share on the NYSE on June 30, 2009).  Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was approximately 99.1% as of June 30, 2009.  Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of June 30, 2009.

Two of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans due to such subsidiaries’ failure to make full monthly debt service payments.  On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment due under its loan.  On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment due under its loan.

Furthermore, subsequent to June 30, 2009, the lenders under our Lantana Media Campus construction loan and Plaza Las Fuentes mortgage agreed to modify certain financial covenants in such loans.  See “Subsequent Events.”

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2009 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service (2)
Floating-Rate Debt
Repurchase facility (3)	3.06%	5/1/2011	$23,212	$720

Construction Loans:
Lantana Media Campus (4)	4.31%	9/30/2009	83,865	3,664
17885 Von Karman	5.00%	6/30/2010	24,154	1,224
207 Goode (5)	2.11%	5/1/2010	19,818	424
2385 Northside Drive	5.00%	8/6/2010	16,220	822
Total construction loans			144,057	6,134

Variable-Rate Mortgage Loans:
Griffin Towers (6)	6.50%	5/1/2010	125,000	8,238
Plaza Las Fuentes (7)	3.56%	9/29/2010	99,200	3,579
Brea Corporate Place (8)	2.26%	5/1/2010	70,468	1,614
Brea Financial Commons (8)	2.26%	5/1/2010	38,532	882
Total variable-rate mortgage loans			333,200	14,313

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (9)	7.16%	10/9/2012	400,000	29,054
207 Goode (5)	7.36%	5/1/2010	25,000	1,867
Total variable-rate swapped to fixed-rate loans			425,000	30,921
Total floating-rate debt			925,469	52,088

Fixed-Rate Debt
Wells Fargo Tower (Los Angeles, CA)	5.68%	4/6/2017	550,000	31,649
Two California Plaza	5.50%	5/6/2017	470,000	26,208
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
Pacific Arts Plaza	5.15%	4/1/2012	270,000	14,105
US Bank Tower	4.66%	7/1/2013	260,000	12,284
550 South Hope Street (10)	5.67%	5/6/2017	200,000	11,499
Park Place I (11)	5.64%	11/1/2014	170,000	9,588
City Tower	5.85%	5/10/2017	140,000	8,301
Glendale Center	5.82%	8/11/2016	125,000	7,373
500 Orange Tower	5.88%	5/6/2017	110,000	6,560
2600 Michelson	5.69%	5/10/2017	110,000	6,351
Stadium Towers Plaza	5.78%	5/11/2017	100,000	5,865
Park Place II	5.39%	3/11/2012	98,600	5,388
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903
801 North Brand	5.73%	4/6/2015	75,540	4,386
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666
701 North Brand	5.87%	10/1/2016	33,750	2,009
700 North Central	5.73%	4/6/2015	27,460	1,594
Griffin Towers Senior Mezzanine	13.00%	5/1/2011	20,000	2,636
Total fixed-rate rate debt			3,685,720	205,918

Total consolidated debt			4,611,189	$258,006
Debt discount			(10,418)
Total consolidated debt, net			$4,600,771
__________
(1)	Assuming no payment has been made in advance of its due date.
(2)
The June 30, 2009 one-month LIBOR rate of 0.31% was used to calculate interest on the variable-rate loans, except for the 17885 Von Karman and 2385 Northside Drive construction loans, which were calculated using the floor interest rate under the loan agreements of 5.00%.

(3)	This loan currently bears interest at a variable rate of LIBOR plus 2.75% and increasing to LIBOR plus 3.75% in May 2010.
(4)	We are able to further extend the maturity date of this loan to June 13, 2010, subject to certain conditions, some of which we may be unable to fulfill.
(5)
This loan bears interest at LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

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

(9)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(10)	Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payment under this loan that was due on August 6, 2009.
(11)	Our special purpose property-owning subsidiary that owns the Park Place I property failed to make the debt service payment under this loan that was due on August 1, 2009.

Dispositions

In June 2009, we disposed of City Parkway.  The $99.6 million mortgage loan related to this property was assumed by the buyer upon disposal.

We also disposed of 3161 Michelson in June 2009.  We received net proceeds from this transaction of approximately $152 million, which were used, along with unrestricted and restricted cash on hand, to repay the $163.5 million outstanding balance under the construction loan on the property.

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of June 30, 2009 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of June 30, 2009	Available for Future Funding	Operating Partnership Repayment Guarantee
Lantana Media Campus	$88,000	$83,865	$4,135	$22,000
207 Goode	64,497	44,818	19,679	44,818
17885 Von Karman	33,600	24,154	9,446	6,720
2385 Northside Drive	19,860	16,220	3,640	3,972
	$205,957	$169,057	$36,900

Amounts shown as available for future funding as of June 30, 2009 represent funds that can be drawn to pay for remaining project development costs, including construction, tenant improvement and leasing costs.  Subsequent to June 30, 2009, we amended our Lantana Media Campus construction loan.  As a result of this modification, the amount available for future funding under this loan has been reduced to $3.2 million, and the amount of the repayment guarantee of our Operating Partnership has been reduced to $20.3 million.  See “Subsequent Events.”

Each of our construction loans is subject to a partial or total guarantee by our Operating Partnership.  The amounts guaranteed at any point in time are based on the stage of the development cycle that the project is in and are subject to reduction when certain financial ratios have been met.  These repayment guarantees expire if and when the underlying loans have been fully repaid.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Partnership Contingent Obligations

In connection with the issuance of otherwise non-recourse loans obtained by certain special purpose property-owning subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the special purpose property-owning subsidiaries be unable to satisfy certain obligations under otherwise non-recourse loans.  These guaranties are in the form of: (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term, (2) the guaranty of debt service payments (as defined) for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space, and (4) customary repayment guaranties under construction loans.  These partial guaranties of certain otherwise non-recourse debt of special purpose property-owning subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements, are more fully described below.

Master Lease Agreements with Lenders

As a condition to closing the mortgage loans on City Tower and 2600 Michelson in 2007, our Operating Partnership entered into a number of master lease agreements to guarantee rents on space leased by Ameriquest Corporation (“Ameriquest”).  On July 1, 2007, Ameriquest terminated leases at each of these properties, which triggered our master lease obligations at City Tower and 2600 Michelson.  We can mitigate future obligations under these master leases by re-leasing the space covered by our various guaranties to new tenants.

City Tower—

In connection with the entry into a $140.0 million mortgage loan on City Tower in 2007 by a special purpose property-owning subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty with the lender for all rents derived from 71,657 rentable square feet leased to Ameriquest through February 28, 2010 (the “City Tower Master Lease”).  The City Tower Master Lease was triggered on July 1, 2007 upon the termination of Ameriquest’s leases at City Tower.  As a result, our obligations to fund the remaining $4.3 million in future rent payable by Ameriquest under their City Tower leases from July 1, 2007 to February 28, 2010, as well as to pay for the first $34.00 per square foot, or approximately $2.4 million, in costs associated with re-leasing this space, was triggered under the City Tower Master Lease.

We received a termination fee from Ameriquest in the amount of $2.4 million, which we deposited in lender-controlled debt service reserves as a prepayment of a portion of our City Tower Master Lease obligations.  Subsequent to July 1, 2007, we leased 34,353 rentable square feet to new tenants whose leases will generate another $2.0 million in rents through February 28, 2010.  A combination of the Ameriquest termination fees deposited in the lender-controlled debt service reserves, as well as future rent payable under the space re-leased to date, satisfies our obligations as it relates to paying rents under our City Tower Master Lease.  We are still obligated to fund approximately $1 million of leasing costs related to the City Tower Master Lease space.  City Tower is a 412,275 rentable square foot building that is 81.8% leased as of June 30, 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2600 Michelson—

In connection with the entry into a $110.0 million mortgage loan on 2600 Michelson in 2007 by a special purpose property-owning subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty for all rents derived from 97,798 rentable square feet leased to Ameriquest through January 31, 2011 (the “2600 Michelson Master Lease”).  The 2600 Michelson Master Lease would have been triggered upon the July 1, 2007 termination of Ameriquest’s leases at 2600 Michelson; however, we simultaneously entered into direct leases with subtenants of Ameriquest that were in occupancy and paying rent on all 97,798 rentable square feet of space covered by the 2600 Michelson Master Lease.  The lender agreed to transfer our 2600 Michelson Master Lease obligations to these new tenants.

During the fourth quarter of 2007, one of these new tenants terminated their lease on 20,025 rentable square feet.  As a result, our obligations to fund the remaining $0.9 million in future rent payable under their 20,025 rentable square foot lease from October 1, 2007 to January 31, 2011, as well as to pay for the first $34.00 per square foot, or approximately $0.7 million, in costs associated with re-leasing this space, was triggered under our 2600 Michelson Master Lease.  We received a termination fee from this tenant in the amount of $0.3 million, which we deposited in lender-controlled debt service reserves as a prepayment of a portion of our 2600 Michelson Master Lease obligations.  Unless we re-lease this space to a new tenant, we will be required to fund the remaining $0.4 million in rental obligations on a monthly basis and then deposit $0.7 million into a lender-controlled leasing reserve on January 31, 2011.

As of June 30, 2009, the tenants occupying the remaining 77,773 rentable square feet covered under the 2600 Michelson Master Lease are current under their lease agreements.  Our remaining exposure related to these tenants is approximately $3.0 million as of June 30, 2009.  As long as these tenants are not in default under their lease agreements, our contingent obligations under the 2600 Michelson Master Lease will decrease to zero by January 31, 2011, at a rate of approximately $0.5 million per quarter.  Should these tenants default under their lease agreements prior to that date, in addition to our responsibility to guarantee their remaining future rental payments, our Operating Partnership will also be liable for the first $34.00 per square foot, or $2.6 million, of leasing costs incurred to re-lease this space.  2600 Michelson is a 308,195 rentable square foot building that is 72.5% leased as of June 30, 2009.

Debt Service Guaranties

As a condition to closing the fixed-rate mortgage loans on 500 Orange Tower, 3800 Chapman and the $109.0 million variable-rate mortgage secured by both Brea Corporate Place and Brea Financial Commons (the “Brea Campus”) in 2007, our Operating Partnership entered into various debt service guaranty agreements.  Under each of the debt service guaranties, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, (iii) the rollover reserve, and (iv) the ground lease reserve (Brea Corporate Place only).  Each guaranty commenced on January 1, 2009.  The 500 Orange Tower guaranty expires on December 31, 2009 and the 3800 Chapman guaranty expires on May 6, 2017.  For the loan secured by our Brea Campus, our guaranty expires on May 1, 2010, unless we exercise our extension options, through which the guaranty can be extended until May 1, 2012 if all remaining one-year extension options are exercised.  Each of the guaranties can expire before its respective term upon determination by the lender that the relevant property has achieved a debt service coverage ratio (as defined in the loan agreements) of at least 1.10 to 1.00 for two consecutive calculation dates.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

           The following table provides information regarding each debt service guaranty as of June 30, 2009:

Property	Rentable Square Feet	Leased Percentage	Guaranty Commencement Date	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
500 Orange Tower	335,276	68.6%	1-1-09	12-31-09	$6.6M	$4.0M
3800 Chapman	157,231	63.4%	1-1-09	5-06-17	2.7M	1.8M
Brea Campus	495,474	67.4%	1-1-09	5-01-10	2.5M	3.1M
_____________
(1)	Annual debt service represents annual interest expense only.
(2)
Tax and insurance reserve payment obligations and ground lease payment obligations (Brea Corporate Place only) are reflected as deductions to derive in-place annual cash NOI.  In-place annual cash NOI represents actual second quarter 2009 Cash NOI multiplied by four.

During the term of the respective guaranties shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

Plaza Las Fuentes Mortgage Guarantee Obligations

In connection with our special purpose property-owning subsidiary’s entry into a $100.0 million mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet).  If either tenant defaults on their lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to: (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”).  The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest.  We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months worth of rent, provided that, in no event shall the amount deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant.  As of June 30, 2009, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million, while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $10 million.

Non-Recourse Carve Out Guarantees

Most of our properties are encumbered by non-recourse debt obligations.  In connection with most of these loans, however, our Operating Partnership entered into certain “non-recourse carve out” guarantees which provide for the loans to be partially or fully recourse against our Operating Partnership if certain triggering events occur.  Although these events are different for each guarantee, some of the common events include:

•	The property-owning subsidiary’s or Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The property-owning subsidiary’s failure to maintain its status as a special purpose property-owning entity;

•
Subject to certain conditions, the property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Subject to certain conditions, the property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operation and common stock price would be materially adversely affected and our insolvency could result.

Development Properties

As of June 30, 2009, our project at 207 Goode Avenue, an eight-story, 189,000 square foot office building located in Glendale, California, was under construction.  Land cost related to this project was $14.8 million as of June 30, 2009.  The total estimated construction budget (excluding land) for this project is approximately $64.5 million, of which $47.8 million has been incurred as of June 30, 2009.  We expect the funding for this project to be provided from our existing construction loan.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments at June 30, 2009, including any guaranteed or minimum commitments under contractual obligations.  The table does not reflect available debt extension options.

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans -
Consolidated	$86,034	$531,173	$33,985	$819,968	$535,642	$2,604,387	$4,611,189
Our share of unconsolidated joint venture (1)	300	28,040	21,411	266	281	110,442	160,740
Interest payments -
Consolidated - fixed-rate (2)	102,959	200,967	198,928	181,371	166,888	432,478	1,283,591
Consolidated - variable-rate (3)	25,111	38,053	29,262	22,527	—	—	114,953
Our share of unconsolidated joint venture (1)	4,397	8,563	7,219	6,124	6,095	9,410	41,808
Capital leases (4) -
Consolidated	775	1,271	596	348	266	489	3,745
Our share of unconsolidated joint venture (1)	11	24	23	24	4	—	86
Operating leases (5)	755	1,571	1,609	1,658	1,311	2,899	9,803
Property disposition obligations (6)	209	418	418	308	383	105	1,841
Tenant-related commitments (7) -
Consolidated	22,362	5,899	2,262	3,804	295	5,338	39,960
Our share of unconsolidated joint venture (1)	2,378	796	162	31	32	7	3,406
Construction obligations (8)	231	—	—	—	—	—	231
Parking easement obligations (9)	757	1,416	1,233	—	—	—	3,406
Air space and ground leases (10) -
Consolidated	1,665	3,330	3,330	3,330	3,330	349,212	364,197
Our share of unconsolidated joint venture (1), (11)	131	261	261	261	261	25,613	26,788
	$248,075	$821,782	$300,699	$1,040,020	$714,788	$3,540,380	$6,665,744
__________
(1)	Our share of the unconsolidated Maguire Macquarie joint venture debt is 20%.
(2)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(3)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.31% as of June 30, 2009 plus the contractual spread per the loan agreement, except for the 17885 Von Karman and 2385 Northside Drive construction loans which are calculated using the floor interest rate of 5.00% per the loan agreements.

(4)	Includes interest and principal payments.
(5)	Includes operating lease obligations for office space at 1733 Ocean Avenue.
(6)	Includes master lease obligations related to our joint venture.
(7)
Tenant-related commitments are based on executed leases as of June 30, 2009.  Excludes a $5.1 million lease takeover obligation that we have mitigated through a sub-lease of that space to a third-party tenant.

(8)	Based on executed contracts with general contractors as of June 30, 2009.
(9)	Includes payments required under the amended parking easement for the 808 South Olive garage.
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

Related Party Transactions

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  Pursuant to the separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

arrangement may be terminated by the Company.  Such position does not entitle Mr. Maguire to any authority or responsibility with respect to the management or operation of the Company.  For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver.  As of June 30, 2009, the balance due Mr. Maguire under these agreements totals $0.3 million.  In July 2009, we paid the remaining balance due Mr. Maguire under these agreements in full.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years, with a termination payment due for earlier termination by the Company.  Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month plus reimbursement of reasonable expenses incurred.  As of June 30, 2009, the balance due Mr. Maguire under this agreement totals $0.2 million.  In July 2009, we paid the remaining balance due Mr. Maguire under this agreement in full.

Prior to Mr. Maguire’s termination of employment, we leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire.  In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean.  Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises.  Mr. Maguire did not obtain the necessary consents within the 180-day period.  As of June 30, 2009, $1.7 million is accrued to pay for leasing commissions, tenant improvements and rent related to this space.

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities.  Under this agreement, we agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003, as long as certain conditions under Mr. Maguire’s contribution agreement were met.  The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions.  As of June 30, 2009, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor have guaranteed a portion of our mortgage loans.  As of June 30, 2009 and December 31, 2008, $591.8 million of our debt is subject to such guarantees.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

           A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Management and development fees and leasing commissions	$—	$514	$—	$970
Rent payments	247	175	475	351

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Master Investments, an entity in which Mr. Rising then had and continues to have a minority interest as a result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994.  Mr. Rising had no involvement with our approval of the tax indemnification agreement or our initial public offering.  Under this agreement, we agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.  The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of June 30, 2009 and December 31, 2008, $65.0 million of our debt is subject to such guarantees by Master Investments.

Joint Venture with Macquarie Office Trust

We earn property management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.  A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Management, investment advisory and development fees and leasing commissions	$1,704	$1,323	$3,247	$2,805

	June 30, 2009	December 31, 2008
Accounts receivable	$2,984	$1,665
Accounts payable	(33)	(78)
	$2,951	$1,587

Litigation

See Part II, Item 1. “Legal Proceedings.”

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

Impairment Evaluation

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment.  These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date.  A shift in the probability weighting towards a shorter hold scenario can significantly increase the likelihood of impairment.  For example, management may weight the holding period for a specific asset based on a 3, 5 and 10 year hold with probability weighting of 50%, 20% and 30%, respectively.  A change in those holding periods, and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding periods were changed by as little as a few years, those assets would have been impaired at June 30, 2009.  Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others.  These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

Based on continuing input from our board of directors and as our business continues to evolve and we work through various alternatives with respect to certain assets, holding periods may be modified and result in additional impairment charges.  Continued declines in the market value of commercial real estate, especially in the Orange County market, also increase the risk of future impairment.  As a result, key assumptions used in testing the recoverability of our investments in real estate, particularly with respect to holding periods, can change period-over-period.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Critical Accounting Policies

Please refer to our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009 for a discussion of our critical accounting policies for “Investments in Real Estate and Real Estate Entities including Property Acquisitions” and “Revenue Recognition.”  There have been no changes to these policies during the three months ended June 30, 2009.

Subsequent Events

Lantana Media Campus Construction Loan

On July 31, 2009, we entered into a loan modification to amend the financial covenants of our Lantana Media Campus construction loan.  As a result of the modification, effective as of June 30, 2009, the minimum tangible net worth (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $50.0 million (previously $500.0 million) and the minimum amount of liquidity (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $25.0 million (previously $50.0 million).

As part of the conditions of this loan modification, we made a principal paydown totaling $6.0 million in satisfaction of the payment required to extend the maturity date of this loan from September 30, 2009 to June 13, 2010.  The loan can be extended as long as the loan is not in default at the time of extension.

The maximum amount available under this loan has been reduced from $88.0 million to $81.1 million.  The amount available for future funding under this loan has been reduced to $3.2 million as a result of the principal paydown combined with the reduction in the maximum loan amount.  This loan modification also obligates us to make certain principal prepayments if the debt service coverage ratio (as defined in the loan agreement) is not at least 1.20 to 1.00 at the end of any calendar quarter and if, based on an appraisal, the loan to value ratio is more than 60%.  The amount guaranteed by our Operating Partnership is now $20.3 million until the loan is fully repaid.

Park Place I Mortgage

On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment under the non-recourse mortgage loan encumbering such property.  The Park Place I mortgage loan accrues additional penalty interest at the rate of 5% per annum following a default on principal or interest.  On August 6, 2009, we entered into a deed in lieu of foreclosure with the lender to dispose of Park Place I.  Additionally, we have entered into an agreement to sell certain parking areas together with related development rights associated with the Park Place campus under which we have received a non-refundable deposit.

Plaza Las Fuentes Mortgage

On August 4, 2009, we entered into a loan modification to amend the financial covenants of our Plaza Las Fuentes mortgage loan.  As a result of the modification, effective as of June 30, 2009, the minimum tangible net worth (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $200.0 million (previously $500.0 million) and the minimum amount of liquidity (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $20.0 million (previously $50.0 million).  Additionally, the leverage ratio covenant was eliminated.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As part of the conditions of this loan modification, we made a principal paydown totaling $4.0 million and will allow the lender to apply excess receipts at the property level until the loan balance has been reduced by an additional $3.0 million.  At that point, the amount of principal payments will be increased to $200.0 thousand per month (previously $100.0 thousand per month).

550 South Hope Mortgage

On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment under the non-recourse mortgage loan encumbering such property.  We are currently seeking to resolve this matter cooperatively through discussions with the special servicer for the loan, including working with the special servicer to dispose of this asset to a third party.  The 550 South Hope mortgage loan accrues additional penalty interest at the rate of 5% per annum following a default on principal or interest.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of net loss available to common stockholders to FFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss available to common stockholders	$(380,450)	$(110,628)	$(434,340)	$(159,219)

Add: Depreciation and amortization of real estate assets	46,183	50,888	91,709	103,883
Depreciation and amortization of real estate assets -
unconsolidated joint venture (1)	2,008	2,377	5,320	4,680
Net loss attributable to common units of our Operating Partnership	(52,924)	(6,864)	(60,420)	(14,354)
Unallocated losses - unconsolidated joint venture (1)	(1,785)	—	(1,785)	—
Deduct: Gains on sale of real estate	—	—	22,520	—

Funds from operations available to common stockholders
and unit holders (FFO)	$(386,968)	$(64,227)	$(422,036)	$(65,010)

Company share of FFO (2), (3)	$(339,712)	$(56,383)	$(370,498)	$(57,061)
FFO per share - basic	$(7.10)	$(1.18)	$(7.75)	$(1.21)
FFO per share - diluted	$(7.10)	$(1.18)	$(7.75)	$(1.21)
___________
(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.
(2)	Based on a weighted average interest in our Operating Partnership of approximately 87.8% for both the three months ended June 30, 2009 and 2008, respectively.
(3)	Based on a weighted average interest in our Operating Partnership of approximately 87.8% and 87.2% for the six months ended June 30, 2009 and 2008, respectively.

.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009 for a discussion regarding our exposure to market risk.  Our exposure to market risk has not changed materially since year end 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.

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

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act).  In particular, statements relating to our liquidity and capital resources, prospective asset dispositions, portfolio performance and results of operations contain forward-looking statements.  Furthermore, all of the statements regarding future financial performance (including anticipated FFO), market conditions and demographics) are forward-looking statements.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management.  When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Difficulties resulting from any defaults by our special purpose property-owning subsidiaries under loans that are recourse or non-recourse to our Operating Partnership;

•	The continued or increased negative impact of the current credit crisis and global economic slowdown;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	Difficulties in disposing of identified properties at attractive prices or at all;

•	Our failure to obtain additional capital or refinance debt maturities;

•	Our dependence on significant tenants, many of which are in industries that have been severely impacted by the current credit crisis and global economic slowdown;

•	Defaults on or non-renewal of leases by tenants;

•	Decreased rental rates or failure to achieve occupancy targets;

•	Our failure to reduce our significant level of indebtedness;

•	Further decreases in the market value of our properties;

•	Future terrorist attacks in the U.S.;

•	Increased interest rates and operating costs;

•	Potential loss of key personnel;

•	Our failure to maintain our status as a REIT;

•	Our failure to successfully operate acquired properties and operations;

•	Difficulty in operating the properties owned through our joint venture;

•	Our failure to successfully develop or redevelop properties;

•	Environmental uncertainties and risks related to natural disasters; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

Set forth below are some (but not all) of the factors that could adversely affect our business and financial performance. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

We believe the following risks as well as the risks identified in our Annual Report on Form 10-K/A for the year ended December 31, 2008 are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or part of their investment.  For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our Series A Preferred Stock.

Certain of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans, and other special purpose property-owning subsidiaries may hereafter default under additional loans.

Two of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans due to such subsidiaries’ failure to make full monthly debt service payments.  On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment due under its loan.  On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment due under its loan.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans will give the lenders the right to accelerate the payment on the loans and the right to foreclose on the associated properties.  Our subsidiaries’ continued failure to make debt service payments under these loans will likely result in pursuit of these remedies.  We are currently seeking to work cooperatively with the lenders or special servicers (with respect to CMBS and/or securitized loans) to dispose of these assets to third parties or arrange a deed-in-lieu transaction.  There can be no assurance, however, that we will be able to resolve these matters on acceptable terms, which will likely result in foreclosure.

In addition to the special purpose property-owning subsidiaries described above, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.  In the event that any special purpose property-owning subsidiary defaults under a loan and we are unable to cooperatively resolve the matter with the lender or special servicers (with respect to CMBS and/or securitized loans), the lender may foreclose on the applicable project and our business, financial condition, results of operations and common stock price could be adversely affected.

Our senior management’s focus on asset dispositions, strategic alternatives and capital raising opportunities may adversely affect us.

As discussed throughout this report, we have determined to dispose of several non-core assets to preserve and generate cash.  We are also concurrently exploring various strategic alternatives and capital raising opportunities.  This focus could adversely affect our operations in a number of ways, including the risks that such activities could, among other things:

•	Disrupt operations and distract management;

•	Fail to successfully achieve the expected benefits;

•	Be time consuming and expensive and result in the loss of business opportunities;

•	Subject us to litigation;

•	Result in increased difficulties due to uncertainties regarding our future operations; and

•	Cause the trading price of our common stock to further decrease and/or continue to be highly volatile.

Our debt covenants restrict our ability to enter into certain transactions if or when we decide to do so.

Certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, NYSE listing requirements and other financial requirements.  Some or all of these covenants could prevent or delay our ability to enter into certain transactions that may be in the best interests of our stockholders, including our ability to:

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

We have a substantial amount of debt that we may not be able to refinance or repay. As of June 30, 2009, we have approximately $86 million of debt maturing in 2009 and $531 million in 2010.  Due to (1) significantly reduced asset values throughout our portfolio, (2) our substantial debt level encumbering nearly all of our assets, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including loan-to-value standards, we will face significant challenges refinancing our current debt on acceptable terms or at all.  Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.  Also, our agreements with Master Investments and Mr. Maguire and other contributors to use commercially reasonable efforts to maintain certain debt levels may limit our flexibility to refinance the debt encumbering our properties.

We may not have the cash necessary to repay our debt as it matures.  Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of such debt, could result in an event of default that could potentially allow lenders to accelerate such debt.  If our debt is accelerated, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations.  If we are unable to refinance or repay our debt as it comes due (particularly in the case of loans with recourse to our Operating Partnership) and maintain sufficient cash flow, our business, financial condition, results of operations and common stock price will be materially and adversely affected, and we may be required to file for bankruptcy protection.  Furthermore, even if we are able to obtain extensions on our existing debt, such extensions may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any such extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any such fees and cash flow restrictions will affect our ability of fund our ongoing operations from our operating cash flows, as discussed in this report.

Our Operating Partnership’s contingent obligations may become payable in the event of a default by our special purpose property-owning subsidiaries under their debt obligations.

In connection with the incurrence of otherwise non-recourse loans by our special purpose property-owning subsidiaries, our Operating Partnership has provided various forms of partial guaranties to the lenders originating those loans.  These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the special purpose property-owning subsidiaries be unable to satisfy certain obligations under otherwise non-recourse mortgage loans.  These guaranties are in the form of (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease terms, (2) the guaranty of debt service payments for a period of time (but not the guaranty of repayment of principal), (3) master leases of a defined amount of space over a defined period of time, with offsetting credit received for actual rents collected through third-party leases entered into with respect to the master leased space, and (4) customary repayment guaranties under construction loans.

Our Operating Partnership’s partial guaranties are described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations.”  Certain of these partial guarantees may be triggered if the relevant special purpose property-owning subsidiary defaults under the related debt obligation.  Any payments made by our Operating Partnership under these partial guaranties could materially and adversely affect our business, financial condition, results of operation and common stock price.  There is also no assurance that our Operating Partnership will be able to make such payments as they become due.

The recourse obligations also impact our ability to dispose of the underlying assets on favorable terms or at all.  In some cases we may be required to continue to own properties that currently operate at a loss and utilize a significant portion of our unrestricted cash because we do not have the means to fund the recourse obligations in the case of a foreclosure of the property.  Even if we are able to cooperatively dispose of these properties, the lender(s) will likely require substantial cash payments to release us from the recourse obligations, impacting our liquidity position.

Our Operating Partnership is subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future.

Most of our properties are encumbered by traditional non-recourse debt obligations.  In connection with most of these loans, however, our Operating Partnership entered into certain “non-recourse carve out” guarantees, which provide for the loans to become partially or fully recourse against our Operating Partnership if certain triggering events occur.  Although these events are different for each guarantee, some of the common events include:

•	The special purpose property-owning subsidiary’s or Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•	Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to a transfer or conveyance of the associated property.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price could be materially adversely affected and our insolvency could result.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

As of June 30, 2009, our total consolidated indebtedness was approximately $4.6 billion.  Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties.  We may not generate sufficient cash flow after debt service to reinstate distributions on our common stock and/or Series A Preferred Stock in the near term or at all.  In the event of a default by any of our special purpose property-owning subsidiaries, our debt agreements may also prevent us from paying distributions necessary to maintain our REIT qualification.  Our existing mortgage agreements contain lockbox and cash management provisions, which, under certain circumstances, limit our ability to utilize available cash flows at the specific property, including for the payment of distributions.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock, regardless of our ability to refinance or extend our debt, including:

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

The lockbox and cash management arrangements contained in our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders.  Cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Code.  Foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with Master Investments, Mr. Maguire and others with respect to sales of certain properties, obligating us to use commercially reasonable efforts to make certain levels of indebtedness available for them to guarantee.

Given the restrictions in our debt covenants and those that may be included in any loan extensions we may obtain in the future, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.

Certain of our special purpose property-owning subsidiaries may not have sufficient cash to maintain their operations.

Operating cash flows at certain of our special purpose property-owning subsidiaries are not sufficient to cover operating expenses and debt service obligations, and may not be sufficient to pay the indebtedness encumbering the related property as it comes due, absent refinancing, disposition of the property or the raising of additional equity capital.  Because we have limited short-term sources of cash, in the event that cash flows from operations continue to be or become insufficient to fund operating expenses at certain of our properties, our special purpose property-owning subsidiaries may default on the mortgage loans encumbering the related properties, which could result in foreclosure.

We may not be able to raise capital to repay debt or finance our operations.

We are working to generate capital from a variety of sources.  There can be no assurance that any of these capital raising activities will be successful.  The deteriorating economic climate negatively affects the value of our properties and therefore reduces our ability to sell these properties on acceptable terms.  Our ability to sell our properties is also negatively affected by the weakness of the credit markets, which increases the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate.  Finally, our current financial difficulties may encourage potential purchasers to offer less attractive terms for our properties.  These conditions also negatively affect our ability to raise capital through other means, including through the sale of equity or joint venture interests.

Continuing adverse economic conditions may have an adverse effect on our revenue and available cash, and may also impact our ability to sell certain properties if or when we decide to do so.

Our business requires continued access to cash to finance our operations, dividends, capital expenditures, indebtedness repayment obligations and development costs.  We may not be able to generate sufficient cash for these purposes.  Given current market conditions, we believe there is a significantly increased risk that rental revenue generated from our tenants will decrease due to their deteriorating ability to make rent payments and the increasing risk of tenant bankruptcies.  In addition to the direct adverse effect of tenant failures on our operations, these events also negatively affect our ability to attract and maintain rent levels for new tenants.  Further, the actual or perceived adverse impact of recent economic conditions on certain industries in which many of our tenants operate, including the mortgage, financial, insurance and professional services industries, may also negatively impact our revenue and our ability to complete any sale of our properties.  These circumstances negatively affect our revenue and available cash, and also decrease the value of our properties, reducing the likelihood that we would be able to sell such properties, if or when we decide to do so, on attractive terms or at all.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell properties if or when we decide to do so.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions.  In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control.  Particularly in light of the current economic conditions, we cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us.  We also cannot predict the length of time needed to find a willing buyer and to close the sale of a property.  In addition, the availability of financing and current market conditions may delay or prevent the closing of a sale of a property even if the price and other terms of the transaction were acceptable to us.  The foregoing could mean that we may be unable to complete the sale of identified properties in the near term or at all.

If our common stock is delisted from the NYSE, there could be a negative effect on our business that could impact our financial condition, results of operations and ability to service our debt obligations.

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

We depend on significant tenants.

As of June 30, 2009, our 20 largest tenants represented approximately 37.9% of our Effective Portfolio’s total annualized rental revenue.  Our rental revenue depends on entering into leases with and collecting rents from tenants.  General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets.  Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate.  Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases.  In many cases, we have made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover.  In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties.  If any tenant becomes a debtor in a case under the United States Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy.  In addition, the bankruptcy court might authorize the tenant to reject and terminate their lease with us.  Our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease.  Also, our claim for unpaid rent would likely not be paid in full.

There have recently been a number of high profile bank failures, and several of our banking tenants faced distress in 2008 and continue to face distress in 2009.  Failed banks or banks involved in government-facilitated sales are subject to the FDIC’s statutory authority and receivership process.  The FDIC has receivership powers that are substantially broader than those of a bankruptcy trustee.  In dealing with the FDIC in any repudiation of a lease, the Company as landlord is likely in a less favorable position than with a debtor in a bankruptcy proceeding.  Many of the creditor protections that exist in a bankruptcy proceeding do not exist in a FDIC receivership.

Our revenue and cash flow could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, default under their leases or fail to renew their leases at all or renew on terms less favorable to us than their current terms.

Continuing state budget problems in California may have an adverse effect on our operating results and occupancy levels.

The State of California continues to address severe budget shortfalls through reductions of benefits and services and the layoff or furlough of employees.  The perception that the State is not able to effectively manage its budget or cuts in services and benefits may reduce demand for leased space in California office properties.  A significant reduction in demand for office space could adversely affect our future financial condition, results of operations, cash flow, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of June 30, 2009, leases representing 2.3% and 9.4% of the square footage of the properties in our Effective Portfolio will expire in 2009 and 2010, respectively, and an additional 20.0% of the square footage of the properties in our Effective Portfolio was available for lease.  Above-market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates.  We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates (particularly in the current softened leasing market).  If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

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

(a)         Recent Sales of Unregistered Securities: None.

(b)         Use of Proceeds from Registered Securities: None.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During the three months ended June 30, 2009, we accepted the cancellation of 13,702 shares of our common stock from certain employees in accordance with the provisions of the Second Amended and Restated 2003 Incentive Award Plan to satisfy the employees’ minimum statutory tax withholding requirements related to restricted stock awards that vested during the period.  The value of the cancelled shares was calculated based on the closing market price of our common stock on the day prior to the applicable vesting date.

Item 3.	Defaults Upon Senior Securities.

Two of our special purpose property-owning subsidiaries are in default under non-recourse mortgage loans.  On August 1, 2009, our special purpose property-owning subsidiary that owns the Park Place I property did not make the debt service payment that was due under the non-recourse mortgage loan associated with such property.  On August 6, 2009, our special purpose property-owning subsidiary that owns the 550 South Hope property did not make the debt service payment that was due under the non-recourse mortgage loan associated with such property.  As of the date of filing of this Quarterly Report on Form 10-Q, (i) the amount of default and total arrearage under the loan associated with the Park Place I property was $0.8 million; and (ii) the amount of default and total arrearage under the loan associated with the 550 South Hope property was $1.2 million.  The Park Place I and 550 South Hope loans accrue additional penalty interest at the rate of 5% per annum following a default on principal or interest.

In addition to the defaults described above, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.  The continuing default by our special purpose property-owning subsidiaries under the above described loans will give the lenders the right to accelerate payment due on the loans and the right to foreclose on the associated properties.  Our subsidiaries’ continued failure to make debt service payments under these loans will likely result in pursuit of these remedies.  We are currently seeking to work cooperatively with the lenders or special servicers (with respect to CMBS and/or securitized loans) to dispose of these assets to third parties or arrange a deed-in-lieu transaction.  There can be no assurance, however, that we will be able to resolve these matters on acceptable terms, which will likely result in foreclosure.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2009 Annual Meeting of Stockholders was held on July 23, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act, and there was no solicitation in opposition to the recommendations of our board of directors.

Proposal 1 concerned the election of seven directors for a one-year term expiring at our 2010 Annual Meeting of Stockholders.  All of the nominees for director listed in the proxy statement were elected pursuant to the process described in the proxy statement, with the number of votes cast as follows:

Name of Nominee	Votes “FOR”	Votes “WITHHELD”
Christine N. Garvey	35,539,425	8,807,219
Michael J. Gillfillan	38,249,106	6,097,538
Nelson C. Rising	38,682,880	5,663,764
Joseph P. Sullivan	38,249,708	6,096,936
George A. Vandeman	39,579,874	4,766,770
Paul M. Watson	38,687,776	5,658,868
David L. Weinstein	38,245,204	6,101,440

Proposal 2, a proposal to ratify the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTES”
44,224,717	117,483	4,444	—

Under applicable law, each proposal before our stockholders required the affirmative vote of a majority of the shares of common stock present or represented by proxy.  With respect to Proposals 1 and 2, abstentions and broker non-votes were not counted in determining the number of shares necessary for approval.

Item 5.	Other Information.

Lantana Media Campus Construction Loan

On July 31, 2009, we entered into a loan modification to amend the financial covenants of our Lantana Media Campus construction loan.  As a result of the modification, effective as of June 30, 2009, the minimum tangible net worth (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $50.0 million (previously $500.0 million) and the minimum amount of liquidity (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $25.0 million (previously $50.0 million).

As part of the conditions of this loan modification, we made a principal paydown totaling $6.0 million in satisfaction of the payment required to extend the maturity date of this loan from September 30, 2009 to June 13, 2010.  The loan can be extended as long as the loan is not in default at the time of extension.

The maximum amount available under this loan has been reduced from $88.0 million to $81.1 million.  The amount available for future funding under this loan has been reduced to $3.2 million as a result of the principal paydown combined with the reduction in the maximum loan amount.  This loan modification also obligates us to make certain principal prepayments if the debt service coverage ratio (as defined in the loan agreement) is not at least 1.20 to 1.00 at the end of any calendar quarter and if, based on an appraisal, the loan to value ratio is more than 60%.  The amount guaranteed by our Operating Partnership is now $20.3 million until the loan is fully repaid.

Plaza Las Fuentes Mortgage Loan

On August 4, 2009, we entered into a loan modification to amend the financial covenants of our Plaza Las Fuentes mortgage loan.  As a result of the modification, effective as of June 30, 2009, the minimum tangible net worth (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $200.0 million (previously $500.0 million) and the minimum amount of liquidity (as defined in the loan agreement) that we must maintain during the life of this loan is reduced to $20.0 million (previously $50.0 million).  Additionally, the leverage ratio covenant was eliminated.

As part of the conditions of this loan modification, we made a principal paydown totaling $4.0 million and will allow the lender to apply excess receipts at the property level until the loan balance has been reduced by an additional $3.0 million.  At that point, the amount of principal payments will be increased to $200.0 thousand per month (previously $100.0 thousand per month).

A copy of the loan amendment is filed herewith as Exhibit 10.1.  This exhibit is incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1*
Amendment to Loan Agreement and Reaffirmation of Loan Documents between Maguire Partners-Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of August 4, 2009

31.1*	Certification of Principal Executive Officer dated August 10, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 10, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

__________
*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of August 10, 2009

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ NELSON C. RISING
Nelson C. Rising
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)