Form 10-Q
period 2009-09-30
MAGUIRE PROPERTIES INC
filed 2009-11-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at November 5, 2009 47,943,903 shares

MAGUIRE PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments in real estate:
Land	$501,919	$567,640
Acquired ground lease	55,801	55,801
Buildings and improvements	3,199,632	3,733,508
Land held for development and construction in progress	217,038	308,913
Tenant improvements	343,438	341,474
Furniture, fixtures and equipment	19,181	19,352
	4,337,009	5,026,688
Less: accumulated depreciation	(647,581)	(604,302)
Net investments in real estate	3,689,428	4,422,386

Cash and cash equivalents	61,696	80,502
Restricted cash	160,413	199,664
Rents and other receivables, net	9,260	15,044
Deferred rents	72,203	62,229
Due from affiliates	2,130	1,665
Deferred leasing costs and value of in-place leases, net	129,974	153,660
Deferred loan costs, net	24,514	30,496
Acquired above-market leases, net	9,705	19,503
Other assets	12,582	19,663
Investment in unconsolidated joint ventures	—	11,606
Assets associated with real estate held for sale	—	182,597
Total assets	$4,171,905	$5,199,015

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other secured loans	$4,421,913	$4,714,090
Accounts payable and other liabilities	185,756	216,920
Capital leases payable	2,953	4,146
Acquired below-market leases, net	84,013	112,173
Obligations associated with real estate held for sale	—	171,348
Total liabilities	4,694,635	5,218,677

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,945,363 and 47,974,955 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	480	480
Additional paid-in capital	700,530	696,260
Accumulated deficit and dividends	(1,125,223)	(656,606)
Accumulated other comprehensive loss, net	(36,659)	(59,896)
Total stockholders’ deficit	(460,772)	(19,662)
Noncontrolling Interests:
Common units of our Operating Partnership	(61,958)	—
Total deficit	(522,730)	(19,662)
Total liabilities and deficit	$4,171,905	$5,199,015

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008

Revenue:
Rental	$78,528	$74,596	$234,802	$227,442
Tenant reimbursements	28,483	27,359	82,460	80,817
Hotel operations	4,916	6,301	15,058	20,168
Parking	12,422	12,354	37,203	37,781
Management, leasing and development services	1,550	1,518	5,327	5,332
Interest and other	430	1,740	3,214	7,707
Total revenue	126,329	123,868	378,064	379,247

Expenses:
Rental property operating and maintenance	29,509	28,166	85,325	83,322
Hotel operating and maintenance	3,371	4,102	10,301	13,084
Real estate taxes	10,908	10,912	34,241	34,243
Parking	3,529	4,002	11,118	11,195
General and administrative	8,603	9,052	24,781	52,797
Other expense	1,556	1,574	4,699	4,507
Depreciation and amortization	37,729	40,475	121,283	125,085
Impairment of long-lived assets	5,900	—	242,457	—
Interest	68,114	59,859	203,555	178,704
Loss from early extinguishment of debt	—	1,463	—	1,463
Total expenses	169,219	159,605	737,760	504,400

Loss from continuing operations before equity in net loss
of unconsolidated joint venture and gain on sale of real estate	(42,890)	(35,737)	(359,696)	(125,153)
Equity in net loss of unconsolidated joint venture	229	(98)	(10,630)	(762)
Gain on sale of real estate	—	—	20,350	—
Loss from continuing operations	(42,661)	(35,835)	(349,976)	(125,915)

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate	(5,919)	(31,923)	(186,002)	(105,884)
Gain on sale of real estate	—	—	2,170	—
Loss from discontinued operations	(5,919)	(31,923)	(183,832)	(105,884)

Net loss	(48,580)	(67,758)	(533,808)	(231,799)
Net loss attributable to common units of our Operating Partnership	6,517	—	66,937	14,354

Net loss attributable to Maguire Properties, Inc.	(42,063)	(67,758)	(466,871)	(217,445)
Preferred stock dividends	(4,766)	(4,766)	(14,298)	(14,298)

Net loss available to common stockholders	$(46,829)	$(72,524)	$(481,169)	$(231,743)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.86)	$(0.85)	$(6.66)	$(2.76)
Loss from discontinued operations	(0.11)	(0.67)	(3.36)	(2.12)
Net loss available to common stockholders per share	$(0.97)	$(1.52)	$(10.02)	$(4.88)

Weighted average number of common shares outstanding	48,285,111	47,773,575	48,021,209	47,458,332

Amounts attributable to Maguire Properties, Inc.:
Loss from continuing operations	$(36,867)	$(35,835)	$(305,489)	$(116,711)
Loss from discontinued operations	(5,196)	(31,923)	(161,382)	(100,734)
	$(42,063)	$(67,758)	$(466,871)	$(217,445)

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008
Cash flows from operating activities:
Net loss:	$(533,808)	$(231,799)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	10,630	762
Operating distributions received from unconsolidated joint venture, net	485	3,460
Depreciation and amortization	130,999	151,102
Impairment of long-lived assets	418,304	73,694
Gains on sale of real estate	(22,520)	—
Writeoff of tenant improvements due to relocation of corporate offices	—	1,572
Loss from early extinguishment of debt	851	3,264
Deferred rent expense	1,533	1,778
Provision for doubtful accounts	2,635	2,532
Revenue recognized related to below-market
leases, net of acquired above-market leases	(15,489)	(22,696)
Deferred rents	(12,875)	(12,903)
Compensation cost for share-based awards, net	4,181	3,558
Amortization of deferred loan costs	5,998	7,619
Amortization of hedge ineffectiveness	117	(147)
Changes in assets and liabilities:
Rents and other receivables	4,017	6,120
Due from affiliates	(465)	33
Deferred leasing costs	(13,291)	(12,582)
Other assets	(1,111)	(1,938)
Accounts payable and other liabilities	22,336	10,891
Net cash provided by (used in) operating activities	2,527	(15,680)

Cash flows from investing activities:
Proceeds from dispositions of real estate, net	163,876	47,154
Expenditures for improvements to real estate	(53,257)	(155,600)
Decrease in restricted cash	42,054	4,394
Net cash provided by (used in) investing activities	152,673	(104,052)

Cash flows from financing activities:
Proceeds from:
Construction loans	19,677	69,058
Mortgage loans	1,499	253,183
Repurchase facility	—	35,000
Senior mezzanine loan	—	20,000
Principal payments on:
Construction loans	(175,440)	(47,747)
Repurchase facility	(11,788)	—
Mortgage loans	(6,655)	(200,405)
Capital leases	(1,193)	(1,693)
Payment of loan costs	(175)	(5,806)
Other financing activities	69	395
Payment of dividends to preferred stockholders	—	(14,298)
Payment of dividends to common stockholders
and distributions to common units of our Operating Partnership	—	(21,711)
Net cash (used in) provided by financing activities	(174,006)	85,976
Net change in cash and cash equivalents	(18,806)	(33,756)
Cash and cash equivalents at beginning of period	80,502	174,847
Cash and cash equivalents at end of period	$61,696	$141,091

MAGUIRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$196,640	$197,526

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	$170,799	$—
Buyer assumption of mortgage loans secured by properties disposed of	119,567	261,679
Increase in fair value of interest rate swaps and caps	12,290	906
Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	1,958	14,861
Accrual for dividends and distributions declared	—	3,177
Common units of our Operating Partnership converted to common stock	—	1,470

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

The terms “Maguire Properties,” the “Company,” “us,” “we” and “our” as used in this Quarterly Report on Form 10-Q refer to Maguire Properties, Inc.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes.  We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”) and are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

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

As of September 30, 2009, our Operating Partnership indirectly owns whole or partial interests in 33 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 14.7 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of September 30, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	21	35	11,361,619	7,139,188	22,814	11,361,619	7,139,188	22,814
Properties in Default	6	23	2,527,906	2,322,080	8,185	2,527,906	2,322,080	8,185
Unconsolidated joint venture	6	20	3,876,270	2,271,248	7,349	775,254	454,250	1,470
	33	78	17,765,795	11,732,516	38,348	14,664,779	9,915,518	32,469

Percentage leased			82.3%			82.1%

As of September 30, 2009, the majority of our Total Portfolio is located in ten Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).  We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos Corporate Center and the Westin® Pasadena Hotel.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Asset Disposition Program

During the second quarter of 2009, we conducted an evaluation of our portfolio, with a focus on our financial position and core assets.  As a result of this evaluation, our board of directors approved management’s plan to cease funding cash shortfalls at the following properties: (1) Park Place I in Irvine, California, (2) Stadium Towers Plaza in Central Orange County, California, (3) Park Place II in Irvine, California, (4) 2600 Michelson in Irvine, California, (5) Pacific Arts Plaza in Costa Mesa, California, (6) 550 South Hope in Los Angeles, California and (7) 500 Orange Tower in Central Orange County, California.  In this Quarterly Report on Form 10-Q, we refer to the properties listed above, excluding Park Place I which has been disposed of, as “Properties in Default.”

As of September 30, 2009, the special purpose property-owning subsidiary was current on the required debt service payments for the 500 Orange Tower mortgage, which debt service is guaranteed by our Operating Partnership through December 31, 2009.  The special purpose property-owning subsidiaries defaulted on the mortgage loans encumbering Park Place I, Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza and 550 South Hope as a result of our decision to not make the required debt service payments during the third quarter of 2009.

On August 11, 2009, we completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I.  As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage.  See Note 14 “Discontinued Operations.”

Our mortgage loans at Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza and 550 South Hope continue to be in default as of the date of this filing.  We are in discussions with the special servicers regarding a cooperative resolution on each of these assets.  See Note 8 “Mortgage and Other Secured Loans.”

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Codification Subtopic 360-10 are met.  At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet.  We cease recording depreciation and amortization expense at the time a property is classified as held for sale.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of December 31, 2008, our 3161 Michelson property was classified as held for sale.  None of our properties, including the Properties in Default and 130 State College, met the criteria to be held for sale as of September 30, 2009.  The Properties in Default do not meet the criteria to be held for sale as their disposition will not be accounted for as a sale under GAAP.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain amounts in the consolidated financial statements for prior years have been reclassified to reflect the activity of discontinued operations and the reclassification of a non-operating note receivable from rents and other receivables, net to other assets in the consolidated balance sheet as of December 31, 2008.

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could ultimately differ from such estimates.

In preparing these financial statements, we evaluated the events and transactions that occurred after September 30, 2009 through November 5, 2009, the date these financial statements were available to be issued.

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

The following are our expected actual and potential near-term sources of liquidity, which we currently believe will be sufficient to fund our near-term liquidity needs:

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As described in Note 1 “Organization and Description of Business–Asset Disposition Program,” we ceased funding cash shortfalls at, and our special purpose property-owning subsidiaries did not make the required debt service payments on, our mortgage loans at Park Place I (which was disposed of on August 11, 2009 pursuant to a deed-in-lieu of foreclosure), Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza and 550 South Hope, thereby constituting a default under each such loan.  As a result of the defaults under these mortgage loans, the lenders or special servicers have required that the rental payments made by tenants of the Properties in Default be deposited in restricted lockbox accounts.  As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the lender or special servicers.  We continue to manage the day-to-day activities of the Properties in Default and are working with the lenders or special servicers to receive disbursements from the restricted lockbox accounts to fund property operating expenses and leasing costs during the default period.  Currently, we are not utilizing our unrestricted cash to pay for operating expenses of the Properties in Default.

With respect to the remainder of 2009 and the first part of 2010, we are actively marketing several non-core assets that could potentially generate net proceeds, including the Lantana Media Campus located in Santa Monica, California.  The marketing process has been lengthier than anticipated for these properties and expected pricing has declined (in some cases materially).  This trend may continue or worsen.  The foregoing means that the number of assets we could potentially sell to generate net proceeds has decreased, and the amount of expected net proceeds in the event of any asset sale has also decreased.  We may be unable to complete the disposition of identified properties in the near term or at all, which would significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements.  Some or all of these covenants could prevent or delay our ability to dispose of identified properties.

As of September 30, 2009, we had $4.4 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default.  Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For a more detailed discussion of our liquidity, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Note 4—Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	September 30, 2009	December 31, 2008
Land held for development	$151,550	$214,726
Construction in progress	65,488	94,187
	$217,038	$308,913

During the three months ended September 30, 2009, we completed construction at 207 Goode Avenue, an eight-story, 187,974 square foot office building located in Glendale, California and received a certificate of occupancy.  We are currently engaging in activities at 207 Goode with the goal of leasing the project to stabilization.  During the lease up period, we will continue to incur leasing and tenant improvement costs, which will be funded through our existing construction loan.

We also own undeveloped land that we believe can support up to approximately 4 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on our Stadium Towers Plaza, 2600 Michelson and Pacific Arts Plaza properties, which are in default.

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Interest expense	$1.4	$5.4	$5.0	$18.7
Indirect project costs	0.3	0.1	1.0	1.4
	$1.7	$5.5	$6.0	$20.1

Note 5—Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $2.6 million and $3.1 million as of September 30, 2009 and December 31, 2008, respectively.  For the nine months ended September 30, 2009 and 2008, we recorded a provision for doubtful accounts of $2.6 million and $2.5 million, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Acquired above-market leases
Gross amount	$40,440	$44,593
Accumulated amortization	(30,735)	(25,090)
Net amount	$9,705	$19,503

Acquired in-place leases
Gross amount	$167,347	$205,392
Accumulated amortization	(120,665)	(135,648)
Net amount	$46,682	$69,744

Acquired below-market leases
Gross amount	$(194,102)	$(205,060)
Accumulated amortization	110,089	92,887
Net amount	$(84,013)	$(112,173)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $14.8 million and $18.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.7 million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations was $16.2 million and $22.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Amortization related to discontinued operations was $1.9 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-place Leases	Acquired Below- Market Leases
2009	$1,544	$3,870	$(5,940)
2010	2,993	12,832	(21,396)
2011	2,137	9,472	(17,528)
2012	1,947	7,588	(14,662)
2013	960	4,975	(9,008)
Thereafter	124	7,945	(15,479)
	$9,705	$46,682	$(84,013)

As of September 30, 2009, our estimate of the benefit to rental income of amortization of acquired below-market leases, net of acquired above-market leases, related to Properties in Default is $1.5 million for the three months ending December 31, 2009 and $5.1 million, $3.1 million, $2.3 million, $1.9 million and $8.9 million for the years ending December 31, 2010, 2011, 2012, 2013 and thereafter, respectively.

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

 The joint venture’s condensed balance sheets are as follows (in thousands):

	September 30, 2009	December 31, 2008
Assets
Investments in real estate	$1,046,553	$1,090,278
Less: accumulated depreciation	(132,428)	(109,337)
	914,125	980,941
Cash and cash equivalents, including restricted cash	22,146	18,688
Rents, deferred rents and other receivables, net	16,921	17,878
Deferred charges, net	33,909	43,399
Other assets	4,809	5,872
Total assets	$991,910	$1,066,778

Liabilities and Members’ Equity
Mortgage loans	$804,876	$807,101
Accounts payable, accrued interest payable and other liabilities	26,689	25,427
Acquired below-market leases, net	5,071	7,903
Total liabilities	836,636	840,431
Members’ equity	155,274	226,347
Total liabilities and members’ equity	$991,910	$1,066,778

During the second quarter of 2009, the joint venture defaulted on its Quintana Campus mortgage loan by failing to make its required debt service payment.  Through the date of this report, the joint venture has not made seven debt service payments.  As of September 30, 2009, the amount of unpaid interest on this loan totals $2.3 million.  The joint venture has entered into discussions regarding a cooperative disposition with the special servicer under the CMBS financing encumbering the property.  The Quintana Campus mortgage loan is not cross-collateralized or cross-defaulted with any other debt owed by Macquarie Office Trust or Maguire Properties, Inc.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Revenue:
Rental	$19,532	$22,562	$59,769	$66,560
Tenant reimbursements	6,920	6,684	19,244	18,804
Parking	1,532	2,210	5,222	6,760
Interest and other	20	2,422	68	2,536
Total revenue	28,004	33,878	84,303	94,660

Expenses:
Rental property operating and maintenance	6,565	6,467	19,199	18,895
Real estate taxes	4,078	3,298	11,580	9,147
Parking	428	422	1,369	1,295
Depreciation and amortization	10,705	13,375	37,304	36,773
Impairment of long-lived assets	—	—	50,254	—
Interest	10,981	11,014	32,662	32,838
Other	1,302	1,359	3,806	4,180
Total expenses	34,059	35,935	156,174	103,128

Net loss	$(6,055)	$(2,057)	$(71,871)	$(8,468)

Company share	$(1,211)	$(412)	$(14,374)	$(1,694)
Intercompany eliminations	280	314	799	932
Unallocated losses	1,160	—	2,945	—
Equity in net loss of unconsolidated joint venture	$229	$(98)	$(10,630)	$(762)

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments–Equity Method and Joint Ventures Subsections of FASB Codification Subtopic 970-323.  As a result, during the nine months ended September 30, 2009, we did not record losses totaling $2.9 million as part of our equity in net loss of unconsolidated joint venture in our consolidated statement of operations because our basis in the joint venture has been reduced to zero.  We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	September 30, 2009	December 31, 2008

Floating-Rate Debt
Repurchase facility (1)	5/1/2011	LIBOR + 2.75%	$22,743	$35,000

Construction Loans:
Lantana Media Campus	6/13/2010	LIBOR + 4.00%	77,829	79,953
17885 Von Karman	6/30/2010	Greater of 5% or Prime + 0.50%	24,154	24,145
207 Goode (2)	5/1/2010	LIBOR + 1.80%	21,426	9,133
2385 Northside Drive	8/6/2010	Greater of 5% or Prime + 0.50%	16,770	13,991
Total construction loans			140,179	127,222

Variable-Rate Mortgage Loans:
Griffin Towers (3)	5/1/2010	(Greater of LIBOR or 3%) + 3.50%	125,000	125,000
Plaza Las Fuentes (4)	9/29/2010	LIBOR + 3.25%	94,400	99,800
Brea Corporate Place (5)	5/1/2010	LIBOR + 1.95%	70,468	70,469
Brea Financial Commons (5)	5/1/2010	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			328,400	333,801

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (6)	10/9/2012	7.16%	400,000	399,318
207 Goode (2)	5/1/2010	7.36%	25,000	25,000
Total variable-rate swapped to fixed-rate loans			425,000	424,318
Total floating-rate debt			916,322	920,341

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	470,000	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
City Tower	5/10/2017	5.85%	140,000	140,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
Lantana Media Campus	1/6/2010	4.94%	98,000	98,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City—3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Griffin Towers Senior Mezzanine	5/1/2011	13.00%	20,000	20,000
Total fixed-rate debt			2,627,120	2,627,120
Total debt, excluding Properties in Default			3,543,442	3,547,461

Properties in Default:
Pacific Arts Plaza (7)	4/1/2012	9.15%	270,000	270,000
550 South Hope Street (8)	5/6/2017	10.67%	200,000	200,000
500 Orange Tower	5/6/2017	5.88%	110,000	110,000
2600 Michelson (9)	5/10/2017	10.69%	110,000	110,000
Stadium Towers Plaza (10)	5/11/2017	10.78%	100,000	100,000
Park Place II (11)	3/11/2012	10.39%	98,482	99,268
Total Properties in Default			888,482	889,268

Properties disposed of during 2009:
Park Place I			—	170,000
3161 Michelson			—	168,719
500-600 City Parkway			—	98,751
18581 Teller			—	20,000
Total properties disposed of during 2009			—	457,470

Total consolidated debt			4,431,924	4,894,199
Debt discount			(10,011)	(11,390)
Mortgage loan associated with real estate held for sale			—	(168,719)
Total consolidated debt, net			$4,421,913	$4,714,090

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

_________
(1)	This loan currently bears interest at a variable rate of LIBOR plus 2.75% that increases to LIBOR plus 3.75% in May 2010.
(2)
This loan bears interest at LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(3)
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

(6)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(7)
Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payment under this loan that was due on September 1, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 20 “Subsequent Events.”

(8)
Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due on August 6 and September 6, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 20 “Subsequent Events.”

(9)
Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due on August 11 and September 11, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 20 “Subsequent Events.”

(10)
Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due on August 11 and September 11, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 20 “Subsequent Events.”

(11)
Our special purpose property-owning subsidiary that owns the Park Place II property failed to make the debt service payments under this loan that were due on August 11 and September 11, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 20 “Subsequent Events.”

As of September 30, 2009 and December 31, 2008, one-month LIBOR was 0.25% and 0.44%, respectively.  The weighted average interest rate of our consolidated debt was 6.33% (or 5.51% excluding Properties in Default) and 5.37% as of September 30, 2009 and December 31, 2008, respectively.

Excluding mortgage loans associated with Properties in Default, as of September 30, 2009, $0.8 billion of our consolidated debt may be prepaid without penalty, $1.5 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements), $0.1 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.1 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Except as described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations,” the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Disposition

We completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I located in Irvine, California during the three months ended September 30, 2009.  As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage.  We recorded a $0.3 million loss from early extinguishment of debt related to the writeoff of unamortized loan costs related to this loan.

Mortgage Loan Defaults

The interest expense recorded in our consolidated statement of operations for the three months ended September 30, 2009 related to mortgage loans in default is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	2	$1,953	$1,524
2600 Michelson	August 11, 2009	2	1,079	762
Park Place II	August 11, 2009	2	914	683
Stadium Towers Plaza	August 11, 2009	2	996	692
Pacific Arts Plaza	September 1, 2009	1	1,198	900
			$6,140	$4,561

The amounts shown in the table above include contractual and default interest calculated per the terms of the loan agreements.  Each of these loans continues to be in default through the date of this report.  See Note 20 “Subsequent Events.”

Loan Amendments and Extension

Lantana Media Campus Construction Loan—

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

As part of the conditions of this loan modification, we made a principal paydown totaling $6.0 million in July 2009 in satisfaction of the payment required to extend the maturity date of this loan.  In September 2009, we extended the maturity date of this loan to June 13, 2010.

Plaza Las Fuentes Mortgage—

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

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of September 30, 2009 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of September 30, 2009	Available for Future Funding	Operating Partnership Repayment Guarantee
Lantana Media Campus	$81,060	$77,829	$3,231	$20,265
207 Goode	64,497	46,426	18,071	46,426
17885 Von Karman	33,600	24,154	9,446	6,720
2385 Northside Drive	19,860	16,770	3,090	3,972
	$199,017	$165,179	$33,838

Amounts shown as available for future funding as of September 30, 2009 represent funds that can be drawn to pay for remaining project development costs, including interest, tenant improvement and leasing costs.

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

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Covenants

The terms of our Lantana Media Campus construction loan and Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity.  Certain of our other construction loans require our Operating Partnership to comply with minimum amounts of tangible net worth and liquidity.  We were in compliance with such covenants as of September 30, 2009.

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

If the provisions of the Noncontrolling Interests Subsections of FASB Codification Subtopic 810-10 had not been adopted effective January 1, 2009, we would not have allocated $6.5 million and $66.9 million of net losses to the common units of our Operating Partnership for the three and nine months ended September 30, 2009, respectively.  On a pro forma basis, our net loss attributable to Maguire Properties, Inc. would have been $48.6 million and $533.8 million for the three and nine months ended September 30, 2009, respectively.

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

Common Units of our Operating Partnership

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by Maguire Properties, Inc.  Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership.  Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time.  At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events.  As of September 30, 2009 and December 31, 2008, 6,674,573 noncontrolling common units in our Operating Partnership were outstanding.  These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheets.  As of September 30, 2009 and December 31, 2008, the aggregate redemption value of outstanding noncontrolling common units in our Operating Partnership was

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

$14.0 million and $9.7 million, respectively.  This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership.  In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Our limited partners’ ownership interest in Maguire Properties, L.P. was 12.2% as of September 30, 2009 and December 31, 2008.  For both the three and nine months ended September 30, 2009, our limited partners’ weighted average share of our net loss was 12.2%.  For the three and nine months ended September 30, 2008, our limited partners’ weighted average share of our net loss was 12.2% and 12.6%, respectively.

Note 10—Deficit and Comprehensive Loss

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	Maguire Properties, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2008	$(19,662)	$—	$(19,662)
Net loss	(466,871)	(66,937)	(533,808)
Adjustment for preferred dividends not declared	(1,746)	1,746	—
Compensation cost for share-based awards	4,270	—	4,270
Other comprehensive loss	23,237	3,233	26,470

Balance, September 30, 2009	$(460,772)	$(61,958)	$(522,730)

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Comprehensive Loss

The changes in the components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net loss	$(48,580)	$(67,758)	$(533,808)	$(231,799)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net loss	(407)	(2,766)	(1,378)	(3,719)

Interest rate swaps:
Unrealized holding (losses) gains	(1,083)	(1,807)	12,295	1,083
Reclassification adjustment for realized gains (losses) included in net loss	—	(128)	26	(146)
Reclassification adjustment for unrealized losses included in net loss	—	—	15,255	—
	(1,083)	(1,935)	27,576	937
Interest rate caps:
Unrealized holding losses	(3)	(215)	(5)	(181)
Reclassification adjustment for realized losses included in net loss	117	37	277	3
	114	(178)	272	(178)

Comprehensive loss	$(49,956)	$(72,637)	$(507,338)	$(234,759)

Comprehensive loss attributable to:
Maguire Properties, Inc.	$(43,853)	$(72,637)	$(445,380)	$(220,909)
Common units of our Operating Partnership	(6,103)	—	(61,958)	(13,850)
	$(49,956)	$(72,637)	$(507,338)	$(234,759)

The components of accumulated other comprehensive loss, net are as follows (in thousands):

	September 30, 2009	December 31, 2008
Deferred gain on assignment of interest rate swap agreements, net	$8,232	$9,610
Interest rate caps	(399)	(671)
Interest rate swaps	(41,259)	(68,835)

Accumulated other comprehensive loss, net	$(33,426)	$(59,896)

Accumulated other comprehensive loss, net attributable to:
Maguire Properties, Inc.	$(36,659)	$(59,896)
Common units of our Operating Partnership	3,233	—

	$(33,426)	$(59,896)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 10 to the consolidated financial statements in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations was $4.2 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2009, unrecognized compensation cost related to unvested share-based payments totaled $12.6 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately three years.

Note 12—Loss per Share

Basic net loss available to common stockholders is computed by dividing reported net loss available to common stockholders by the weighted average number of common shares outstanding during each period.

A reconciliation of loss per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Numerator:
Net loss attributable to Maguire Properties, Inc.	$(42,063)	$(67,758)	$(466,871)	$(217,445)
Preferred stock dividends	(4,766)	(4,766)	(14,298)	(14,298)
Net loss available to common stockholders	$(46,829)	$(72,524)	$(481,169)	$(231,743)

Denominator:
Weighted average number of common shares outstanding (basic and diluted)	48,285,111	47,773,575	48,021,209	47,458,332
Net loss available to common stockholders per share—basic and diluted	$(0.97)	$(1.52)	$(10.02)	$(4.88)

For the three months ended September 30, 2009, approximately 1,410,000 restricted stock units, 114,000 shares of nonvested restricted stock and 65,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.  For the three months ended September 30, 2008, approximately 3,000 shares of nonvested restricted stock were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.  For the nine months ended September 30, 2009, approximately 1,410,000 restricted stock units, 114,000 shares of nonvested restricted stock and 50,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.  For the nine months ended September 30, 2008, approximately 461,000 restricted stock units, 95,000 shares of nonvested restricted stock and 38,000 nonqualified stock options were excluded from the calculation of net loss available to common stockholders per share because they were anti-dilutive due to our net loss position.

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

During the three months ended September 30, 2009, we recorded impairment charges totaling $10.1 million, of which $5.9 million has been recorded in continuing operations and $4.2 million in discontinued operations.  The impairment charge has been recorded pursuant to the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10.

The $5.9 million impairment charge recorded in continuing operations represents the writedown to estimated fair value of 130 State College, less estimated costs to sell, as of September 30, 2009.  Our investment in 130 State College was impaired as a result of a decrease in the expected holding period due to its pending disposition.  Fair value was calculated based on the sales price negotiated with the buyer.

The $4.2 million impairment charge recorded in discontinued operations was in connection with the disposition of Park Place I pursuant to a deed-in-lieu of foreclosure with the lender.  During the nine months ended September 30, 2009, the total impairment charge recorded related to Park Place I was $112.2 million.  We recorded no gain on extinguishment of debt in connection with the deed-in-lieu of foreclosure because the fair value of the assets transferred to the lender approximated the value of the debt that was satisfied in the transaction.

As of September 30, 2009, we also performed an impairment analysis on our properties that showed indications of potential impairment based on the indicators described above.  No other real estate assets in our portfolio were determined to be impaired as of September 30, 2009 as a result of this analysis.

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can significantly increase the likelihood of impairment.  For example, management may weight the holding period for a specific asset based on a 3, 5 and 10 year hold with probability weighting of 50%, 20% and 30%, respectively.  A change in those holding periods, and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding periods were changed by as little as a few years, those assets would have been impaired at September 30, 2009.  Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket,

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others.  These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

Note 14—Discontinued Operations

A summary of our property dispositions for the nine months ended September 30, 2009 is as follows (amounts in millions, except square footage amounts):

Property Disposed of:	Location	Net Rentable Square Feet	Debt Satisfied	Gain/ (Impairment) Recorded	Loss from Early Extinguishment
18581 Teller	Irvine, CA	86,087	$(20.0)	$2.2	$(0.2)
500-600 City Parkway	Orange, CA	457,770	(99.6)	(40.1)	(0.1)
3161 Michelson	Irvine, CA	532,141	(163.5)	(23.5)	(0.3)
Park Place I (including certain parking areas and related development rights)	Irvine, CA	1,637,035	(170.0)	(112.2)	(0.3)

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

On August 11, 2009, we completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I.  As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage.  Additionally, we closed the sale of certain parking areas together with related development rights associated with the Park Place campus for $17.0 million.  We received net proceeds of $16.5 million, which we intend to use for general corporate purposes.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Revenue:
Rental	$2,178	$12,725	$21,317	$43,272
Tenant reimbursements	145	1,288	644	3,212
Parking	78	952	1,359	3,630
Other	125	467	1,038	1,552
Total revenue	2,526	15,432	24,358	51,666

Expenses:
Rental property operating and maintenance	1,234	6,128	9,528	18,964
Real estate taxes	411	2,605	3,788	8,394
Parking	109	640	1,176	1,936
Depreciation and amortization	1,393	6,492	9,716	26,017
Impairment of long-lived assets	4,231	21,796	175,847	73,694
Interest	804	7,893	9,454	26,744
Loss from early extinguishment of debt	263	1,801	851	1,801
Total expenses	8,445	47,355	210,360	157,550

Loss from discontinued operations before gain on sale of real estate	(5,919)	(31,923)	(186,002)	(105,884)
Gain on sale of real estate	—	—	2,170	—
Loss from discontinued operations	$(5,919)	$(31,923)	$(183,832)	$(105,884)

The results of operations of 1920 and 2010 Main Plaza and City Plaza (which were disposed of during third quarter 2008), 18581 Teller (which was disposed of during first quarter 2009), City Parkway and 3161 Michelson (which were disposed of during second quarter 2009) and Park Place I (which was disposed of during third quarter 2009) are presented as discontinued operations in our consolidated statements of operations.

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”).  Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly.  A TRS is subject to both federal and state income taxes.  During the nine months ended September 30, 2009 and 2008, we recorded tax provisions of $0.9 million and $0.5 million, respectively, which are included in other expense in our consolidated statements of operations.

Note 16—Fair Value Measurements

The following table presents information regarding our assets and liabilities measured and reported in our consolidated financial statements at fair value as of September 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value.  The three levels of fair value defined in the Fair Value Measurements and Disclosures Subsections of FASB Codification Subtopic 820-10 are as follows:

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

As of September 30, 2009 and December 31, 2008, our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets:	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in real estate at:
September 30, 2009	$636,136	$—	$—	$636,136
Assets associated with real estate held for sale at:
December 31, 2008	163,273	—	163,273	—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, investments in real estate with a carrying value of $11.1 million were written down to their estimated fair value of $5.2 million, resulting in an impairment charge totaling $5.9 million, which is included in our results of continuing operations for the three months ended

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

September 30, 2009.  During the third quarter of 2009, we disposed of Park Place I and certain parking areas together with related development rights associated with the Park Place campus.  These assets had a fair value of $180.0 million as of June 30, 2009.

As of September 30, 2009 and December 31, 2008, our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities:	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
September 30, 2009	$(45,212)	$—	$(48,144)	$2,932
December 31, 2008	(72,762)	—	(83,026)	10,264

Our interest rate swaps assigned to lenders have not been revalued as of September 30, 2009 and December 31, 2008 because these contracts have been settled and the value of our interest rate caps is immaterial.

A reconciliation of the changes in the significant unobservable inputs component of fair value for our interest rate swaps for the nine months ended September 30, 2009 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2008	$10,264
Unrealized loss during the period	(118)
Realized gain during the period	(7,214)
Balance, September 30, 2009	$2,932

Unrealized gain included in:
Other comprehensive loss	$2,932

Note 17—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive loss in the consolidated balance sheets and is recognized as part of interest expense in the consolidated statements of operations when the hedged transaction affects earnings.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the fair value of our derivative instruments as of September 30, 2009 is as follows (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps assigned to lenders	Mortgage and other secured loans	$10,010
Interest rate swap	Accounts payable and other liabilities	(45,212)

Total derivatives		$(35,202)

A summary of the effect of derivative instruments reported in the consolidated statement of operations for the nine months ended September 30, 2009 is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Reclassified from AOCL
Derivatives designated as hedging instruments
Interest rate swaps assigned to lenders	$—	$1,378	Interest expense
Interest rate swap	9,853	—
	$9,853	$1,378

	Location of (Loss) Recognized in Statement of Operations	Amount of (Loss) Recognized in Statement of Operations
Derivatives not designated as hedging instruments
Forward-starting interest rate swap	Interest expense	$(11,340)

Under our interest rate swap agreement, we are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”).  As of September 30, 2009 and December 31, 2008, we had transferred $42.7 million and $54.2 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets.  This collateral will be returned to us during the remaining term of the swap as we settle our monthly obligations.  The amount we would need to pay our counterparty as of September 30, 2009 to terminate our swap totals $48.1 million.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral.  During the remainder of 2009, we expect to receive a return of approximately $4 million to $6 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to anticipated increases in future LIBOR rates.

We held a forward-starting interest rate swap with a notional amount of $88.0 million that was purchased to hedge the interest rate on permanent financing for our Lantana construction loan.  During the first quarter of 2009, we began the process of marketing our Lantana property for sale.  Since it is unlikely that we will require permanent project financing, we no longer qualify for hedge accounting treatment with respect to this contract.  In June 2009, we reached an agreement with our counterparty to terminate the swap for $11.3 million, one-half of which was paid during June.  The remaining $5.7 million was paid in July 2009.

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable, dividends and distributions payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other secured loans (excluding Properties in Default) is $2,974.2 million (compared to a carrying amount of $3,543.4 million) as of September 30, 2009.  We calculated the fair value of these mortgage and other secured loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

As of September 30, 2009 and through the date of this report, the mortgage loans encumbering Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza and 550 South Hope are in default, and the 500 Orange Tower mortgage will be in default in January 2010.  The carrying amount of these loans totals $888.5 million as of September 30, 2009, and they bear interest at rates ranging from 5.88% to 10.78%.  We are in discussions with the special servicers regarding a cooperative resolution on each of these assets.  As of September 30, 2009, we did not calculate the fair value of these loans as it was not practicable to do so as there is substantial uncertainty as to their market value and when and how they will be settled.

Note 18—Related Party Transactions

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  Prior to Mr. Maguire’s termination of employment, we leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire.  In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean.  Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises.  Mr. Maguire did not obtain the necessary consents within the 180-day period.  As of September 30, 2009, $1.5 million is accrued as part of accounts payable and other liabilities in the consolidated balance sheet to pay for leasing commissions, tenant improvements and rent related to this space.

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities.  Under this agreement, we agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003, as long as certain conditions under Mr. Maguire’s contribution agreement were met.  The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions.  As of September 30, 2009, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Maguire Properties predecessor, have guaranteed a portion of our mortgage loans.  As of September 30, 2009 and December 31, 2008, $591.8 million of our debt is subject to such guarantees.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Management and development fees and leasing commissions	$—	$35	$—	$1,005
Rent payments	253	179	728	530

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statement of operations for the three and nine months ended September 30, 2008.

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners—Master Investments, LLC (“Master Investments”), an entity in which our President and Chief Executive Officer, Nelson C. Rising, then had and continues to have a minority interest as a result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994.  Mr. Rising had no involvement with our approval of the tax indemnification agreement with Master Investments or our initial public offering.  Under this agreement, we agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.  The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of September 30, 2009 and December 31, 2008, $65.0 million of our debt is subject to such guarantees by Master Investments.

Joint Venture with Macquarie Office Trust

We earn property management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.  A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Management, investment advisory and development fees and leasing commissions	$1,530	$1,442	$4,777	$4,247

	September 30, 2009	December 31, 2008
Accounts receivable	$2,130	$1,665
Accounts payable	(20)	(78)
	$2,110	$1,587

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statements of operations.  Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts

MAGUIRE PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

payable and other liabilities in the consolidated balance sheets.  The joint venture’s balances were current as of September 30, 2009 and December 31, 2008.

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

Note 20—Subsequent Events

130 State College Disposition

On September 15, 2009, we entered into an agreement to sell 130 State College located in Orange County for $6.5 million.  This transaction closed on October 30, 2009.  We received net proceeds totaling approximately $6 million, which we intend to use for general corporate purposes.

Mortgage Loan Defaults

The interest due through the date of this report related to mortgage loans in default is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	4	$3,875	$2,556
2600 Michelson	August 11, 2009	3	1,601	932
Park Place II	August 11, 2009	3	1,355	833
Stadium Towers Plaza	August 11, 2009	3	1,478	847
Pacific Arts Plaza	September 1, 2009	3	3,555	1,830
			$11,864	$6,998

The amounts shown in the table above include contractual and default interest calculated per the terms of the loan agreements.

On October 15, 2009, our special purpose property-owning subsidiary that owns Park Place II entered into a forbearance agreement with the lender, master servicer and special servicer.  Under this agreement, we will continue to manage and operate Park Place II and market the property for sale during the forbearance period, which ends on January 1, 2010, unless extended by agreement of all parties.  We are receiving disbursements from the restricted lockbox accounts held by the lender to fund the operating expenses and leasing costs of Park Place II during the forbearance period.

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

Overview and Background

We are a self-administered and self-managed real estate investment trust, and we operate as a REIT for federal income tax purposes.  We are the largest owner and operator of Class A office properties in the LACBD and are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

As of September 30, 2009, our Operating Partnership indirectly owns whole or partial interests in 33 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 14.7 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with GAAP.  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of September 30, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	21	35	11,361,619	7,139,188	22,814	11,361,619	7,139,188	22,814
Properties in Default	6	23	2,527,906	2,322,080	8,185	2,527,906	2,322,080	8,185
Unconsolidated joint venture	6	20	3,876,270	2,271,248	7,349	775,254	454,250	1,470
	33	78	17,765,795	11,732,516	38,348	14,664,779	9,915,518	32,469

Percentage leased			82.3%			82.1%

As of September 30, 2009, the majority of our Total Portfolio is located in ten submarkets in Southern California: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Santa Monica Professional and Entertainment submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).  We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos Corporate Center and the Westin® Pasadena Hotel.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Asset Disposition Program

During the second quarter of 2009, we conducted an evaluation of our portfolio, with a focus on our financial position and core assets.  As a result of this evaluation, our board of directors approved management’s plan to cease funding cash shortfalls at the following properties: (1) Park Place I in Irvine, California, (2) Stadium Towers Plaza in Central Orange County, California, (3) Park Place II in Irvine, California, (4) 2600 Michelson in Irvine, California, (5) Pacific Arts Plaza in Costa Mesa, California, (6) 550 South Hope in Los Angeles, California and (7) 500 Orange Tower in Central Orange County, California.

As of September 30, 2009, the special purpose property-owning subsidiary was current on the required debt service payments for the 500 Orange Tower mortgage, which debt service is guaranteed by our Operating Partnership through December 31, 2009.  The special purpose property-owning subsidiaries defaulted on the mortgage loans encumbering Park Place I, Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza and 550 South Hope as a result of our decision to not make the required debt service payments during the third quarter of 2009.

On August 11, 2009, we completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I.  As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage.

Our mortgage loans at Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza and 550 South Hope continue to be in default as of the date of this filing.  We are in discussions with the special servicers regarding a cooperative resolution on each of these assets.  See “Indebtedness–Mortgage Loan Defaults.”

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

Actual and Potential Sources of Liquidity—

Described below are our actual and potential near-term sources of liquidity, which we currently believe will be sufficient to fund our near-term liquidity needs.  These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment).  If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and will be exposed to significant risks.  While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified below could lead to our insolvency.  For a further discussion of risks associated with (among other matters) recent and potential future loan defaults, current economic conditions, our liquidity position and our substantial indebtedness, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Unrestricted and Restricted Cash—

A summary of our cash position as of September 30, 2009 is as follows (in millions):

Restricted cash:
Leasing and capital expenditure reserves	$33.9
Tax, insurance and other working capital reserves	32.0
Prepaid rent	18.5
Debt service reserves	3.6
Collateral accounts	48.9
Total restricted cash, excluding Properties in Default	136.9
Unrestricted cash and cash equivalents	61.7
Total restricted cash and unrestricted cash and cash equivalents, excluding Properties in Default	198.6
Restricted cash of Properties in Default	23.5
$222.1

The leasing and capital expenditure, tax, insurance and other working capital, prepaid rent and debt service reserves are held in restricted accounts by our lenders in accordance with the terms of our

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

mortgage loans.  The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations.  Of the $48.9 million held in cash collateral accounts by our counterparties as of September 30, 2009, we expect to receive a return of swap collateral ranging between approximately $4 million to $6 million during the remainder of 2009, as well as an additional $5 million in cash collateral securing contingent obligations that will expire during the remainder of 2009.

In connection with property acquisitions and the refinancing of existing loans, we typically reserve a portion of the loan proceeds at closing in restricted cash accounts to fund: (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants; (2) non-recurring discretionary capital expenditures, such as major lobby renovations; and (3) future payments of interest (debt service).  As of September 30, 2009, we had a total of $32.3 million of leasing reserves, $1.6 million of capital expenditure reserves and $3.6 million of debt service reserves.  For a number of the properties with such reserves, particularly in Orange County, the monthly debt service requirements exceed the monthly cash generated from operations.  For assets we do not dispose of, we expect this cash flow deficit to continue unless we are able to stabilize those properties through lease up.  Stabilization is challenging in the current market, and lease-up may be costly and take a significant period of time.

The following is a summary of our available leasing reserves (excluding Properties in Default) as of September 30, 2009 (in millions):

	Restricted Cash Accounts	Undrawn Debt Proceeds	Total Leasing Reserves
LACBD	$12.2	$—	$12.2
Orange County	18.0	—	18.0
Tri-Cities	2.1	—	2.1
Completed developments	—	32.0	32.0
	$32.3	$32.0	$64.3

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

Occupancy levels.  There was negative absorption in both 2008 and during 2009 year-to-date in most of our submarkets, and our overall occupancy levels declined in both 2008 and during 2009 year-to-date.  We expect our occupancy levels in 2010 to be flat or lower than 2009 levels for the following reasons (among others):

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

•	We are facing increased competition from high-quality, recently-completed sublease space that is currently available, particularly in the LACBD.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Increased firm failures and rising unemployment have limited the tenant base.

•	Our liquidity challenges and recent and potential future asset dispositions and loan defaults may impact potential tenants’ willingness to enter into leases with us.

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

Rental rates.  In the last several quarters, as a result of the economic crisis, average asking rental rates dropped in all of our submarkets (particularly in Orange County).  In 2008 and during 2009 year-to-date, many landlords prioritized tenant retention by reducing rental rates and focusing on short-term lease extensions.  For the remainder of 2009 and during 2010, management does not expect significant rental rate increases or decreases from current levels in our submarkets.  However, because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline.

Collectability of rent from our tenants.  Our rental revenue depends on collecting rent from tenants, and in particular, from our major tenants.  As of September 30, 2009, our 20 largest tenants represented 44.9% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default).  Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate.  Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition.  This resulted in increased lease defaults and decreased rent collectability in 2008 and 2009 to date.  This trend may continue or worsen through year-end 2009 and beyond.  In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as incurred typical transaction costs (including professional fees and commissions).  In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.  This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation (“FDIC”) is acting as receiver.

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

•
In August 2009, we closed the sale of certain parking areas together with related development rights associated with the Park Place campus for $17.0 million.  We received net proceeds of $16.5 million, which we intend to use for general corporate purposes.

•	In October 2009, we completed the disposition of 130 State College located in Orange County. See “Subsequent Events.”

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

The marketing process has been lengthier than anticipated for these properties and expected pricing has declined (in some cases materially).  This trend may continue or worsen.  The foregoing means that the number of assets we could potentially sell to generate net proceeds has decreased, and the amount of expected net proceeds in the event of any asset sale has also decreased.  We may be unable to complete the disposition of identified properties in the near term or at all, which would significantly impact our liquidity situation.

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

Furthermore, we agreed to indemnify Master Investments and Mr. Maguire and related entities against adverse tax consequences to them in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction.  These tax indemnification obligations cover five of the office properties in our portfolio, which represented 49.58% of our Effective Portfolio’s aggregate annualized rent as of September 30, 2009 (excluding Properties in Default).  These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

at the time of our initial public offering in June 2003.  The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower;

•	US Bank Tower;

•	KPMG Tower;

•	Wells Fargo Tower; and

•	Plaza Las Fuentes (excluding the Westin® Pasadena Hotel).

As described in “Overview and Background–Asset Disposition Program,” we ceased funding cash shortfalls at, and our special purpose property-owning subsidiaries did not make the required debt service payments on, our mortgage loans at Park Place I (which was disposed of on August 11, 2009 pursuant to a deed-in-lieu of foreclosure), Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza and 550 South Hope, thereby constituting a default under each such loan.  As a result of the defaults under these mortgage loans, the lenders or special servicers have required that the rental payments made by tenants of the Properties in Default be deposited in restricted lockbox accounts.  As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the lender or special servicers.  We continue to manage the day-to-day activities of the Properties in Default and are working with the lenders or special servicers to receive disbursements from the restricted lockbox accounts to fund property operating expenses and leasing costs during the default period.  Currently, we are not utilizing our unrestricted cash to pay for operating expenses of the Properties in Default.

Other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.  The continuing default by our subsidiaries will give the lenders the right to accelerate payment on the loans and the right to foreclose on the property underlying such loan.  Our subsidiaries’ continuing failure to make debt service payments under these loans will likely result in pursuit of these remedies.  We are in discussions with the special servicers regarding a cooperative resolution on each of these assets.  There can be no assurance, however, that we will be able to resolve these matters on acceptable terms, which will likely result in foreclosure.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Proceeds from Public or Private Issuance of Debt or Equity Securities—

While we currently have no plans for the public or private issuance of debt or equity securities, we may explore this liquidity source in the future.  Due to market conditions, our high leverage level and our liquidity position, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all.

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

As of September 30, 2009, we have executed leases (excluding those related to Properties in Default) that contractually commit us to pay $28.8 million in unpaid leasing costs, of which $6.2 million is contractually due in 2010, $3.2 million in 2011, $1.8 million in 2012 and $3.9 million in 2013 and beyond.  The remaining $13.7 million is contractually available for payment to tenants upon request during 2009, but actual payment is largely determined by the timing of requests from those tenants.

As part of our effort to preserve cash, we intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  Given the current economic environment, this is likely to result in a decrease in the number of leases we execute and average rental rates.  In addition, for leases that we do execute we expect that typical tenant concessions will increase.

As included in the summary table of available leasing reserves shown above, we have $64.3 million in available leasing reserves as of September 30, 2009.  We incurred approximately $20 per square foot, $40 per square foot, $24 per square foot and $32 per square foot in leasing costs on new and renewal leases executed during the first nine months of 2009 and the years ended December 31, 2008, 2007 and 2006, respectively.  Actual leasing costs incurred will fluctuate as

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

described above.  Future leasing costs anticipated to be incurred at our recently completed development projects will also be higher than our historical averages on a per square foot basis, as these projects require the build out of raw space.  However, we expect to fund the majority of these costs through construction loan proceeds.

Development and Redevelopment Costs—

We continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets.  We intend to limit the amount of cash allocated to discretionary development and redevelopment projects in 2009.  We have $33.8 million available under our 207 Goode, 17885 Von Karman, 2385 Northside Drive and Lantana construction loans, funds that are primarily available for anticipated leasing costs.  The timing of our construction expenditures may fluctuate given the actual progress and status of the development properties and leasing activity.  We believe that the undrawn construction loans available as of September 30, 2009 will be sufficient to substantially cover remaining tenanting costs.

Payments in Connection with Loans—

Debt Service.  As of September 30, 2009, we had $4.4 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default.  Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities.  For the nine months ended September 30, 2009, we made a total of $172.0 million in debt service payments (including payments funded from reserves), of which $38.1 million related to the Properties in Default.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of our debt maturing in 2009 and 2010 is as follows (in millions):

	2009	2010	Maturity Date if Fully Extended
Repurchase facility	$0.5	$12.0
Construction loans:
Lantana Media Campus	—	77.8
207 Goode	—	46.4	2011
17885 Von Karman	—	24.2
2385 Northside Drive	—	16.8
Mortgage loans:
Griffin Towers	—	125.0	2011
Brea Corporate Place/Brea Financial Commons	—	109.0	2012
Lantana Media Campus	—	98.0
Plaza Las Fuentes	1.8	92.6	2013
Total debt, excluding Properties in Default	2.3	601.8
Properties in Default	0.5	1.2
	$2.8	$603.0

Our Lantana Media Campus mortgage and construction loans are scheduled to mature in January and June 2010 respectively.  We are currently marketing this property for sale, and our aim is to dispose of this property prior to the maturity dates of loans.  We are in discussions with the Lantana Media Campus mortgage lender to obtain a short-term extension of this loan to enable us to continue marketing the property for sale in the event we cannot close a sale prior to the maturity date.  Any proceeds received upon disposition will be used to pay down the loan balances.  We will seek to extend the Lantana Media Campus construction loan if the buildings encumbered by the loan are not disposed of or the loan has not been repaid prior to the scheduled maturity date.  If we do not receive sufficient proceeds to repay the construction loan or are unable to obtain an extension, our Operating Partnership may be required to fund the guaranteed minimum payment due to the lender of $20.3 million.

Our 17885 Von Karman and 2385 Northside Drive construction loans are scheduled to mature in June and August 2010, respectively.  We are currently focused on leasing these assets to stabilization and will seek to obtain extensions on these loans.  We are also exploring the sale of these properties if we are unable to obtain extensions on these loans.  If we are unable to extend or repay these loans, our Operating Partnership may be required to fund the guaranteed minimum payment due to the lenders of up to $6.7 million and $4.0 million for 17885 Von Karman and 2385 Northside Drive, respectively.

Our 207 Goode construction loan and our Griffin Towers, Brea Corporate Place/Brea Financial Commons and Plaza Las Fuentes mortgage loans are scheduled to mature in 2010.  Each of these loans has an extension option available at our option, subject to certain conditions, some of which we may be unable to fulfill.  If we are unable to fulfill the extension conditions, we will likely need to make a paydown on these loans in order to obtain the extension.

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

We also have significant covenants in other loan agreements, including: (1) required levels of interest coverage, fixed charge coverage and liquidity; (2) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the New York Stock Exchange (“NYSE”) and/or another nationally recognized stock exchange; and (3) receipt of an unqualified audit opinion on our annual financial statements.  Although we were in compliance with these covenants as of September 30, 2009, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates.  We are taking active steps to address any potential non-compliance issues.  However, any covenant modifications would likely require a payment by us to secure lender approval.  No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all.  The impact of non-compliance varies based on the terms of the applicable loan, but in some cases could result in the acceleration of a significant financial obligation.

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

Swap Obligations—

We hold an interest rate swap agreement with a notional amount of $425.0 million for our financing on KPMG Tower, under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution.  The swap requires net settlement on the 9th of each month and expires on August 9, 2012.  We are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”).  As of September 30, 2009 and December 31, 2008, the Swap Liability was $45.2 million and $55.1 million, respectively, which is included in accounts payable and other liabilities in the consolidated balance sheets.  As of September 30, 2009 and December 31, 2008, we had transferred $42.7 million and $54.2 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets.  This collateral will be returned to us during the remaining term of the swap agreement as we settle our monthly obligations.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both our Swap Liability and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral.  As of September 30, 2009, one-month LIBOR was 0.25%.  As of September 30, 2009, each 0.25% weighted average decrease in future LIBOR rates during the remaining swap term would result in the requirement to post approximately $4 million in additional cash collateral, while each 0.25% weighted average increase in future LIBOR rates during the remaining swap term would result in the return to us of approximately $4 million in cash collateral from our counterparty.  Accordingly, movements in future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2009.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will also decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral.  During the remainder of 2009, we expect to receive a return of approximately $4 million to $6 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to anticipated increases in future LIBOR rates.

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

From the date of our initial public offering on June 27, 2003 through December 31, 2007, we paid quarterly dividends on our common stock and Operating Partnership units at a rate of $0.40 per common share and unit, equivalent to an annual rate of $1.60 per common share and Operating Partnership unit.  The board of directors did not declare a dividend on our common stock during 2008 or the first three quarters of 2009.

From January 23, 2004 until October 31, 2008, we paid quarterly dividends on our 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of $0.4766 per share.  On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock.  Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share.  As of October 31, 2009, we have missed four quarterly dividend payments.  If we miss six or more quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A Preferred Stock are entitled to elect two additional members to our board of directors (the “Preferred Directors”).  The Preferred Directors will serve on our board until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.

All distributions to common stockholders, preferred stockholders and Operating Partnership unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of Cash Flows for Nine Months Ended September 30, 2009 and 2008

Net cash provided by operating activities during the nine months ended September 30, 2009 totaled $2.5 million compared to net cash used in operating activities during the nine months ended September 30, 2008 of $15.7 million.  A reduction in general and administrative expenses combined with interest accrued related to the Properties in Default ($4.3 million of default interest plus $6.1 million of contractual interest) that was unpaid as of September 30, 2009 were the drivers of the increase in cash provided by operating activities.

Net cash provided by investing activities was $152.7 million during the nine months ended September 30, 2009 compared to net cash used in investing activities of $104.1 million during the same period in 2008, mainly due to proceeds received from the disposition of 3161 Michelson and certain parking areas together with related development rights associated with the Park Place Campus as well as a significant reduction in the amount of discretionary funds spent on tenant improvements and leasing commissions combined with reduced development activity in 2009.  Additionally, we received a larger return of collateral from our swap counterparty during 2009 compared to 2008.

Net cash used in financing activities was $174.0 million during the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $86.0 million during the same period in 2008, primarily due to repayment of the 3161 Michelson construction loan upon disposition and principal payments on our repurchase facility, with minimal borrowing activity during 2009.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 to September 30, 2008

Our results of operations for the three months ended September 30, 2009 compared to the same period in 2008 were affected by dispositions made during 2008 and 2009.  Therefore, our results are not comparable from period to period.  To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of the Properties in Default, our joint venture properties and the Lantana South and East buildings.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	9/30/09	9/30/08	(Decrease)	Change	9/30/09	9/30/08	(Decrease)	Change

Revenue:
Rental	$62.8	$60.2	$2.6	4%	$78.5	$74.6	$3.9	5%
Tenant reimbursements	24.4	23.5	0.9	4%	28.5	27.4	1.1	4%
Hotel operations	4.9	6.3	(1.4)	-22%	4.9	6.3	(1.4)	-22%
Parking	10.8	11.1	(0.3)	-3%	12.4	12.4	—	—
Management, leasing and development services	—	—	—	—	1.6	1.5	0.1	7%
Interest and other	0.1	0.4	(0.3)	-75%	0.4	1.7	(1.3)	-76%
Total revenue	103.0	101.5	1.5	1%	126.3	123.9	2.4	2%

Expenses:
Rental property operating and maintenance	23.7	22.9	0.8	3%	29.5	28.2	1.3	5%
Hotel operating and maintenance	3.4	4.1	(0.7)	-17%	3.4	4.1	(0.7)	-17%
Real estate taxes	8.5	8.9	(0.4)	-4%	10.9	10.9	—	—
Parking	3.1	3.3	(0.2)	-6%	3.5	4.0	(0.5)	-13%
General and administrative	—	—	—	—	8.6	9.0	(0.4)	-4%
Other expense	1.3	1.4	(0.1)	-7%	1.6	1.6	—	—
Depreciation and amortization	30.0	30.8	(0.8)	-3%	37.7	40.5	(2.8)	-7%
Impairment of long-lived assets	5.9	—	5.9		5.9	—	5.9
Interest	44.2	45.1	(0.9)	-2%	68.1	59.8	8.3	14%
Loss from early extinguishment of debt	—	—	—	—	—	1.5	(1.5)
Total expenses	120.1	116.5	3.6	3%	169.2	159.6	9.6	6%
Loss from continuing operations before equity in net loss of unconsolidated joint venture	(17.1)	(15.0)	(2.1)		(42.9)	(35.7)	(7.2)
Equity in net loss of unconsolidated joint venture	—	—	—		0.2	(0.1)	0.3
Loss from continuing operations	$(17.1)	$(15.0)	$(2.1)		$(42.7)	$(35.8)	$(6.9)

Loss from discontinued operations					$(5.9)	$(31.9)	$26.0

Rental Revenue

Total Portfolio rental revenue increased $3.9 million, or 5%, for the three months ended September 30, 2009 as compared to September 30, 2008, mainly due to the Lantana South and East buildings that were placed in service in the fourth quarter of 2008 and first quarter of 2009, respectively.

Hotel Operations Revenue

Hotel operations revenue decreased $1.4 million, or 22%, for the three months ended September 30, 2009 as compared to September 30, 2008, primarily due to a significant decrease in hotel occupancy and food/beverage sales.  The average daily rate decreased 15.3% during 2009 as compared to 2008.

Rental Property Operating and Maintenance

Total Portfolio rental property operating and maintenance increased $1.3 million, or 5%, primarily due to increased maintenance expense during the three months ended September 30, 2009 as compared to September 30, 2008 as a result of timing of payments.

Depreciation and Amortization Expense

Total Portfolio depreciation and amortization expense decreased $2.8 million, or 7%, for the three months ended September 30, 2009 as compared to September 30, 2008, primarily due to a reduction in the carrying amount of the Properties in Default resulting from the impairment charge taken in the second quarter of 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impairment of Long-Lived Assets

We recorded an impairment charge of $5.9 million during the three months ended September 30, 2009 related to the writedown of 130 State College to its estimated fair value, less costs to sell, as of September 30, 2009.  There was no comparable activity for either the Same Properties Portfolio or Total Portfolio during the three months ended September 30, 2008.

Interest Expense

Interest expense for our Total Portfolio increased $8.3 million, or 14%, during the three months ended September 2009 as compared to September 2008, primarily due to recognition of default interest for 550 South Hope, Pacific Arts Plaza, Park Place II, 2600 Michelson and Stadium Towers Plaza during August and September 2009 with no comparable activity during 2008.

Discontinued Operations

Our loss from discontinued operations of $5.9 million for the three months ended September 30, 2009 was comprised primarily of an impairment charge of $4.2 million recorded in connection with the disposition of Park Place I during the period.  Our loss from discontinued operations of $31.9 million for the three months ended September 30, 2008 was primarily due to $21.8 million of impairment charges and a $1.8 million loss from extinguishment of debt resulting from the disposition of 1920 and 2010 Main Plaza and City Plaza.

Results of Operations

Comparison of the Nine Months Ended September 30, 2009 to September 30, 2008

Our results of operations for the nine months ended September 30, 2009 compared to the same period in 2008 were affected by dispositions made during 2008 and 2009.  Therefore, our results are not comparable from period to period.  To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of the Properties in Default, our joint venture properties, 2385 Northside Drive, 17885 Von Karman and the Lantana South and East buildings.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Statements of Operations Information
(In millions, except percentages)

	Same Properties				Total Portfolio
	For the Nine Months Ended		Increase/	%	For the Nine Months Ended		Increase/	%
	9/30/09	9/30/08	(Decrease)	Change	9/30/09	9/30/08	(Decrease)	Change

Revenue:
Rental	$187.0	$183.1	$3.9	2%	$234.8	$227.4	$7.4	3%
Tenant reimbursements	70.6	68.7	1.9	3%	82.5	80.8	1.7	2%
Hotel operations	15.1	20.2	(5.1)	-25%	15.1	20.2	(5.1)	-25%
Parking	32.7	33.9	(1.2)	-3%	37.2	37.8	(0.6)	-2%
Management, leasing and development services	—	—	—	—	5.3	5.3	—	—
Interest and other	1.7	3.0	(1.3)	-43%	3.2	7.7	(4.5)	-58%
Total revenue	307.1	308.9	(1.8)	-1%	378.1	379.2	(1.1)	—

Expenses:
Rental property operating and maintenance	67.3	67.2	0.1	—	85.3	83.3	2.0	2%
Hotel operating and maintenance	10.3	13.1	(2.8)	-21%	10.3	13.1	(2.8)	-21%
Real estate taxes	27.1	27.9	(0.8)	-3%	34.2	34.2	—	—
Parking	9.4	9.3	0.1	1%	11.1	11.2	(0.1)	-1%
General and administrative	—	—	—	—	24.8	52.8	(28.0)	-53%
Other expense	3.8	4.0	(0.2)	-5%	4.7	4.5	0.2	4%
Depreciation and amortization	92.9	93.9	(1.0)	-1%	121.3	125.1	(3.8)	-3%
Impairment of long-lived assets	5.9	—	5.9		242.5	—	242.5
Interest	129.9	138.5	(8.6)	-6%	203.6	178.7	24.9	14%
Loss from early extinguishment of debt	—	—	—	—	—	1.5	(1.5)
Total expenses	346.6	353.9	(7.3)	-2%	737.8	504.4	233.4	46%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and
gain on sale of real estate	(39.5)	(45.0)	5.5		(359.7)	(125.2)	(234.5)
Equity in net loss of unconsolidated joint venture	—	—	—		(10.6)	(0.7)	(9.9)
Gain on sale of real estate	—	—	—		20.3	—	20.3
Loss from continuing operations	$(39.5)	$(45.0)	$5.5		$(350.0)	$(125.9)	$(224.1)

Loss from discontinued operations					$(183.8)	$(105.9)	$(77.9)

Hotel Operations Revenue

Hotel operations revenue decreased $5.1 million, or 25%, for the nine months ended September 30, 2009 as compared to September 30, 2008, primarily due to a significant decrease in hotel occupancy and food/beverage sales.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $1.3 million, or 43%, while Total Portfolio interest and other revenue decreased $4.5 million, or 58%.  Both decreases were primarily due to lower cash balances and lower interest rates earned on those balances during 2009.

Hotel Operating and Maintenance

Hotel operating and maintenance decreased $2.8 million, or 21%, for the nine months ended September 30, 2009 as compared to September 30, 2008, primarily due to lower hotel occupancy and a decrease in management fee expense due to lower revenue.

General and Administrative

Total Portfolio general and administrative expense decreased $28 million, or 53%, during the nine months ended September 30, 2009 as compared to September 30, 2008.  This decrease was primarily due to $15.6 million of costs incurred in connection with changes in management, primarily contractual

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

separation obligation for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease combined with $8.3 million of investment banking, legal and other professional fees incurred in connection with the strategic review that was concluded by the Special Committee of our board of directors during 2008.

Impairment of Long-Lived Assets

We recorded an impairment charge totaling $5.9 million in our Same Properties Portfolio during the nine months ended September 30, 2009 related to the writedown of 130 State College to its estimated fair value, less estimated costs to sell, as of September 30, 2009.  In our Total Portfolio, we recorded a $242.5 million impairment charge related to the writedown of Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and any adjacent parking areas and development sites and 130 State College to their estimated fair value.  Also in our Total Portfolio, we recorded an $8.1 million impairment charge to write off certain assets related to our investment in DH Von Karman Maguire, LLC.  There was no comparable activity for either the Same Properties Portfolio or Total Portfolio during the nine months ended September 30, 2008.

Interest Expense

Interest expense for our Same Properties Portfolio decreased $8.6 million, or 6%, during the nine months ended September 30, 2009 as compared to September 30, 2008, primarily due to lower average LIBOR rates in 2009 compared to 2008.

Total Portfolio interest expense increased $24.9 million, or 14%, during the nine months ended September 30, 2009 as compared to September 30, 2008, primarily due to the accrual of default interest for the Properties in Default during the third quarter of 2009 as well as recognition of a $11.3 million realized loss on a forward-starting interest rate swap during 2009 with no comparable activity in 2008.

Equity in Net Loss of Unconsolidated Joint Venture

Our equity in net loss of unconsolidated joint venture was $10.6 million for the nine months ended September 30, 2009 largely as a result of the joint venture’s impairment of the Quintana Campus.  There was no comparable activity during the same period in 2008.  We did not record losses totaling $2.9 million as part of our equity in net loss of unconsolidated joint venture during the nine months ended September 30, 2009 because our basis in the joint venture has been reduced to zero.

Discontinued Operations

Our loss from discontinued operations of $183.8 million for the nine months ended September 30, 2009 was comprised primarily of impairment charges totaling $175.8 million recorded in connection with the dispositions of City Parkway, 3161 Michelson and Park Place I.  Our loss from discontinued operations of $105.9 million for the nine months ended September 30, 2008 reflects the writedown to fair value of 1920 and 2010 Main Plaza and City Plaza in connection with their disposition.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

Mortgage Loans

As of September 30, 2009, our consolidated debt was comprised of mortgages secured by 25 properties and four construction loans.  A summary of our consolidated debt as of September 30, 2009 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$2,627.1	59.28%	5.50%	6 years
Variable-rate swapped to fixed-rate	425.0	9.59%	7.18%	3 years
Variable-rate	491.3	11.09%	4.13%	1 year
Total debt, excluding Properties in Default	3,543.4	79.96%	5.51%	5 years
Properties in Default	888.5	20.04%	9.60%
	$4,431.9	100.00%	6.33%

As of September 30, 2009, excluding mortgages encumbering the Properties in Default, approximately 69% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.7% on an interest-only basis with a weighted average remaining term of approximately six years.  Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.25% as of September 30, 2009, except for our 17885 Von Karman and 2385 Northside Drive construction loans, which bear interest at prime, which was 3.25% as of September 30, 2009, subject to a floor interest rate of 5.00% per the loan agreements.  Our variable-rate debt at September 30, 2009 had a weighted average term to initial maturity of approximately one year (approximately two years assuming exercise of extension options).

As of September 30, 2009, our ratio of total consolidated debt to total consolidated market capitalization was 92.4% of our total market capitalization of $4.8 billion (based on the closing price of our common stock of $2.10 per share on the NYSE on September 30, 2009).  Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 97.6% as of September 30, 2009.  Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of September 30, 2009.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2009 is as follows (in thousands, except percentages):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service (2)
Floating-Rate Debt
Repurchase facility (3)	3.00%	5/1/2011	$22,743	$691

Construction Loans:
Lantana Media Campus	4.25%	6/13/2010	77,829	3,350
17885 Von Karman	5.00%	6/30/2010	24,154	1,224
207 Goode (4)	2.05%	5/1/2010	21,426	444
2385 Northside Drive	5.00%	8/6/2010	16,770	850
Total construction loans			140,179	5,868

Variable-Rate Mortgage Loans:
Griffin Towers (5)	6.50%	5/1/2010	125,000	8,238
Plaza Las Fuentes (6)	3.50%	9/29/2010	94,400	3,346
Brea Corporate Place (7)	2.20%	5/1/2010	70,468	1,569
Brea Financial Commons (7)	2.20%	5/1/2010	38,532	858
Total variable-rate mortgage loans			328,400	14,011

Variable-Rate Swapped to Fixed-Rate:
KPMG Tower (8)	7.16%	10/9/2012	400,000	29,054
207 Goode (4)	7.36%	5/1/2010	25,000	1,867
Total variable-rate swapped to fixed-rate loans			425,000	30,921
Total floating-rate debt			916,322	51,491

Fixed-Rate Debt
Wells Fargo Tower (Los Angeles, CA)	5.68%	4/6/2017	550,000	31,649
Two California Plaza	5.50%	5/6/2017	470,000	26,208
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
City Tower	5.85%	5/10/2017	140,000	8,301
Glendale Center	5.82%	8/11/2016	125,000	7,373
Lantana Media Campus	4.94%	1/6/2010	98,000	4,903
801 North Brand	5.73%	4/6/2015	75,540	4,386
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666
701 North Brand	5.87%	10/1/2016	33,750	2,009
700 North Central	5.73%	4/6/2015	27,460	1,594
Griffin Towers Senior Mezzanine	13.00%	5/1/2011	20,000	2,636
Total fixed-rate rate debt			2,627,120	146,562
Total debt, excluding Properties in Default			3,543,442	198,053

Properties in Default
Pacific Arts Plaza (9)	9.15%	4/1/2012	270,000	25,055
550 South Hope Street (10)	10.67%	5/6/2017	200,000	21,638
500 Orange Tower	5.88%	5/6/2017	110,000	6,560
2600 Michelson (11)	10.69%	5/10/2017	110,000	11,927
Stadium Towers Plaza (12)	10.78%	5/11/2017	100,000	10,934
Park Place II (13)	10.39%	3/11/2012	98,482	10,374
Total Properties in Default			888,482	86,488

Total consolidated debt			4,431,924	$284,541
Debt discount			(10,011)
Total consolidated debt, net of discount			$4,421,913
__________
(1)	Assuming no payment has been made in advance of its due date.
(2)
The September 30, 2009 one-month LIBOR rate of 0.25% was used to calculate interest on the variable-rate loans, except for the 17885 Von Karman and 2385 Northside Drive construction loans, which were calculated using the floor interest rate under the loan agreements of 5.00%.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(3)	This loan currently bears interest at a variable rate of LIBOR plus 2.75% that increases to LIBOR plus 3.75% in May 2010.
(4)
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
(9)
Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payment under this loan that was due on September 1, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See “Subsequent Events.”

(10)
Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due on August 6 and September 6, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See “Subsequent Events.”

(11)
Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due on August 11 and September 11, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See “Subsequent Events.”

(12)
Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due on August 11 and September 11, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See “Subsequent Events.”

(13)
Our special purpose property-owning subsidiary that owns the Park Place II property failed to make the debt service payments under this loan that were due on August 11 and September 11, 2009.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See “Subsequent Events.”

Mortgage Loan Defaults

The interest expense recorded in our consolidated statement of operations for the three months ended September 30, 2009 related to mortgage loans in default is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	2	$1,953	$1,524
2600 Michelson	August 11, 2009	2	1,079	762
Park Place II	August 11, 2009	2	914	683
Stadium Towers Plaza	August 11, 2009	2	996	692
Pacific Arts Plaza	September 1, 2009	1	1,198	900
			$6,140	$4,561

The amounts shown in the table above include contractual and default interest calculated per the terms of the loan agreements.  Each of these loans continues to be in default through the date of this report.  See “Subsequent Events.”

Loan Extension

On July 31, 2009, we entered into a loan modification to amend the financial covenants of our Lantana Media Campus construction loan.  As part of the conditions of this loan modification, we made a principal paydown totaling $6.0 million in July 2009 in satisfaction of the payment required to extend the maturity date of this loan.  In September 2009, we extended the maturity date of this loan to June 13, 2010.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Disposition

We completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I located in Irvine, California during the three months ended September 30, 2009.  As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage.

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of September 30, 2009 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of September 30, 2009	Available for Future Funding	Operating Partnership Repayment Guarantee
Lantana Media Campus	$81,060	$77,829	$3,231	$20,265
207 Goode	64,497	46,426	18,071	46,426
17885 Von Karman	33,600	24,154	9,446	6,720
2385 Northside Drive	19,860	16,770	3,090	3,972
	$199,017	$165,179	$33,838

Amounts shown as available for future funding as of September 30, 2009 represent funds that can be drawn to pay for remaining project development costs, including interest, tenant improvement and leasing costs.

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

We received a termination fee from Ameriquest in the amount of $2.4 million, which we deposited in lender-controlled debt service reserves as a prepayment of a portion of our City Tower Master Lease obligations.  Subsequent to July 1, 2007, we leased 34,353 rentable square feet to new tenants whose leases will generate another $2.0 million in rents through February 28, 2010.  A combination of the Ameriquest termination fees deposited in the lender-controlled debt service reserves, as well as future rent payable under the space re-leased to date, satisfies our obligations as it relates to paying rents under our City Tower Master Lease.  We are still obligated to fund approximately $1 million of leasing costs related to the City Tower Master Lease space.  City Tower is a 412,427 rentable square foot building that is 82.6% leased as of September 30, 2009.

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

During the fourth quarter of 2007, one of these new tenants terminated their lease on 20,025 rentable square feet.  As a result, our obligations to fund the remaining $0.9 million in future rent payable under their 20,025 rentable square foot lease from October 1, 2007 to January 31, 2011, as well as our obligation to pay for the first $34.00 per square foot, or approximately $0.7 million, in costs associated with re-leasing this space, were triggered under our 2600 Michelson Master Lease.  We received a termination fee from this tenant in the amount of $0.3 million, which we deposited in lender-controlled debt service reserves as a prepayment of a portion of our 2600 Michelson Master Lease obligations.  Unless we re-lease this space to a new tenant, we will be required to fund the remaining $0.4 million in rental obligations on a monthly basis and then deposit $0.7 million into a lender-controlled leasing reserve on January 31, 2011.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of September 30, 2009, the tenants occupying the remaining 77,773 rentable square feet covered under the 2600 Michelson Master Lease are current under their lease agreements.  Our remaining exposure related to these tenants is approximately $3.0 million as of September 30, 2009.  As long as these tenants are not in default under their lease agreements, our contingent obligations under the 2600 Michelson Master Lease will decrease to zero by January 31, 2011, at a rate of approximately $0.5 million per quarter.  Should these tenants default under their lease agreements prior to that date, in addition to our responsibility to guarantee their remaining future rental payments, our Operating Partnership will also be liable for the first $34.00 per square foot, or $2.6 million, of leasing costs incurred to re-lease this space.  2600 Michelson is a 308,329 rentable square foot building that is 68.1% leased as of September 30, 2009.

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

The following table provides information regarding each debt service guaranty as of September 30, 2009:

Property	Rentable Square Feet	Leased Percentage	Guaranty Commencement Date	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
500 Orange Tower	335,347	69.8%	1-1-09	12-31-09	$6.6M	$3.2M
3800 Chapman	158,767	75.9%	1-1-09	5-06-17	2.7M	2.7M
Brea Campus	494,565	67.8%	1-1-09	5-01-10	2.4M	3.8M
_____________
(1)	Annual debt service represents annual interest expense only.
(2)
Tax and insurance reserve payment obligations and ground lease payment obligations (Brea Corporate Place only) are reflected as deductions to derive in-place annual cash NOI.  In-place annual cash NOI represents actual third quarter 2009 cash NOI multiplied by four.

During the term of the respective guaranties shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

Plaza Las Fuentes Mortgage Guarantee Obligations

In connection with our special purpose property-owning subsidiary’s entry into a $100.0 million mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet).  If either tenant defaults on

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

its lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to: (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”).  The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest.  We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months worth of rent, provided that, in no event shall the amount deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant.  As of September 30, 2009, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million, while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $10 million.

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

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, liens which are senior to the mortgage loan and outstanding security deposits.

Development Properties

During the three months ended September 30, 2009, we completed construction at 207 Goode Avenue, an eight-story, 187,974 square foot office building located in Glendale, California and received a certificate of occupancy.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We are currently engaging in activities at the following properties with the goal of leasing them to stabilization:

•	207 Goode Avenue;

•	17885 Von Karman, a 151,370 square foot office building located in Irvine, California;

•	Lantana South, a 132,976 square foot office building located in Santa Monica, California; and

•	2385 Northside Drive, an 88,795 square foot office building with 128,000 square feet of structured parking located at the Mission City Corporate Center in San Diego, California.

As we lease these properties to stabilization, we will continue to incur leasing costs, which will be funded through our existing construction loans.

We also own undeveloped land that we believe can support up to approximately 4 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on our Stadium Towers Plaza, 2600 Michelson and Pacific Arts Plaza properties, which are in default.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments at September 30, 2009, including any guaranteed or minimum commitments under contractual obligations.  The table does not reflect available debt extension options.

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans -
Consolidated	$2,294	$601,750	$30,278	$452,000	$533,000	$1,924,120	$3,543,442
Properties in Default (1)	480	1,266	1,266	365,470	—	520,000	888,482
Our share of unconsolidated joint venture (2)	153	28,040	21,411	266	281	110,442	160,593
Interest payments -
Consolidated - fixed-rate (3)	36,641	141,740	139,909	137,007	127,493	322,021	904,811
Consolidated - variable-rate (4)	12,857	39,227	29,235	22,527	—	—	103,846
Properties in Default (1)	32,892	86,488	86,488	59,919	51,059	171,190	488,036
Our share of unconsolidated joint venture (2)	2,596	8,563	7,219	6,124	6,095	9,410	40,007
Capital leases (5) -
Consolidated	385	1,271	596	348	266	489	3,355
Our share of unconsolidated joint venture (2)	5	24	23	24	4	—	80
Operating leases (6)	369	1,571	1,609	1,658	1,311	2,899	9,417
Property disposition obligations (7)	105	418	418	308	383	105	1,737
Tenant-related commitments (8) -
Consolidated	11,558	4,958	3,208	1,720	175	3,534	25,153
Properties in Default	2,187	3,289	876	293	170	—	6,815
Our share of unconsolidated joint venture (2)	2,172	1,255	32	32	33	145	3,669
Parking easement obligations (9)	379	1,416	1,233	—	—	—	3,028
Air space and ground leases (10) -
Consolidated	833	3,330	3,330	3,330	3,330	349,212	363,365
Our share of unconsolidated joint venture (2), (11)	65	261	261	261	261	25,613	26,722
	$105,971	$924,867	$327,392	$1,051,287	$723,861	$3,439,180	$6,572,558
__________
(1)
Amounts shown for Properties in Default are based on contractual and default interest rates and scheduled maturity dates.  Interest and principal payments that were unpaid as of September 30, 2009 are included in the 2009 column.

(2)	Our share of the unconsolidated Maguire Macquarie joint venture debt is 20%.
(3)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(4)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.25% as of September 30, 2009 plus the contractual spread per the loan agreement, except for the 17885 Von Karman and 2385 Northside Drive construction loans which are calculated using the floor interest rate of 5.00% per the loan agreements.

(5)	Includes interest and principal payments.
(6)	Includes operating lease obligations for office space at 1733 Ocean Avenue.
(7)	Includes master lease obligations related to our joint venture.
(8)
Tenant-related commitments are based on executed leases as of September 30, 2009.  Excludes a $0.2 million lease takeover obligation that we have mitigated through a sub-lease of that space to a third-party tenant.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Robert F. Maguire III

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company.  Prior to Mr. Maguire’s termination of employment, we leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire.  In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean.  Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises.  Mr. Maguire did not obtain the necessary consents within the 180-day period.  As of September 30, 2009, $1.5 million is accrued to pay for leasing commissions, tenant improvements and rent related to this space.

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities.  Under this agreement, we agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003, as long as certain conditions under Mr. Maguire’s contribution agreement were met.  The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  Mr. Maguire’s separation agreement modified his tax indemnification agreement.  As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions.  As of September 30, 2009, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor, have guaranteed a portion of our mortgage loans.  As of September 30, 2009 and December 31, 2008, $591.8 million of our debt is subject to such guarantees.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Management and development fees and leasing commissions	$—	$35	$—	$1,005
Rent payments	253	179	728	530

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Master Investments, an entity in which Mr. Rising then had and continues to have a minority interest as a

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994.  Mr. Rising had no involvement with our approval of the tax indemnification agreement with Master Investments or our initial public offering.  Under this agreement, we agreed to indemnify Master Investments and its members from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.  The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange).  In connection with the tax indemnification agreement, Master Investments has also guaranteed a portion of our mortgage loans.  As of September 30, 2009 and December 31, 2008, $65.0 million of our debt is subject to such guarantees by Master Investments.

Joint Venture with Macquarie Office Trust

We earn property management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust.  A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Management, investment advisory and development fees and leasing commissions	$1,530	$1,442	$4,777	$4,247

	September 30, 2009	December 31, 2008
Accounts receivable	$2,130	$1,665
Accounts payable	(20)	(78)
	$2,110	$1,587

Litigation

See Part II, Item 1. “Legal Proceedings.”

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment.  These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date.  A shift in the probability weighting towards a shorter hold scenario can significantly increase the likelihood of impairment.  For example, management may weight the holding period for a specific asset based on a 3, 5 and 10 year hold with probability weighting of 50%, 20% and 30%, respectively.  A change in those holding periods, and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding periods were changed by as little as a few years, those assets would have been impaired at September 30, 2009.  Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others.  These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

Other Critical Accounting Policies

Please refer to our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009 for a discussion of our critical accounting policies for “Investments in Real Estate and Real Estate Entities including Property Acquisitions” and “Revenue Recognition.”  There have been no changes to these policies during the nine months ended September 30, 2009.

Subsequent Events

130 State College Disposition

On September 15, 2009, we entered into an agreement to sell 130 State College located in Orange County for $6.5 million.  This transaction closed on October 30, 2009.  We received net proceeds totaling approximately $6 million, which we intend to use for general corporate purposes.

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mortgage Loan Defaults

The interest due through the date of this report related to mortgage loans in default is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	4	$3,875	$2,556
2600 Michelson	August 11, 2009	3	1,601	932
Park Place II	August 11, 2009	3	1,355	833
Stadium Towers Plaza	August 11, 2009	3	1,478	847
Pacific Arts Plaza	September 1, 2009	3	3,555	1,830
			$11,864	$6,998

The amounts shown in the table above include contractual and default interest calculated per the terms of the loan agreements.

On October 15, 2009, our special purpose property-owning subsidiary that owns Park Place II entered into a forbearance agreement with the lender, master servicer and special servicer.  Under this agreement, we will continue to manage and operate Park Place II and market the property for sale during the forbearance period, which ends on January 1, 2010, unless extended by agreement of all parties.  We are receiving disbursements from the restricted lockbox accounts held by the lender to fund the operating expenses and leasing costs of Park Place II during the forbearance period.

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

MAGUIRE PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of net loss available to common stockholders to FFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net loss available to common stockholders	$(46,829)	$(72,524)	$(481,169)	$(231,743)

Add: Depreciation and amortization of real estate assets	39,038	46,881	130,747	150,764
Depreciation and amortization of real estate assets -
unconsolidated joint venture (1)	2,141	2,675	7,461	7,355
Net loss attributable to common units of our Operating Partnership	(6,517)	—	(66,937)	(14,354)
Unallocated losses - unconsolidated joint venture (1)	(1,160)	—	(2,945)	—
Deduct: Gains on sale of real estate	—	—	22,520	—

Funds from operations available to common stockholders
and unit holders (FFO)	$(13,327)	$(22,968)	$(435,363)	$(87,978)

Company share of FFO (2), (3)	$(11,699)	$(20,158)	$(382,197)	$(77,219)
FFO per share - basic	$(0.24)	$(0.42)	$(7.96)	$(1.63)
FFO per share - diluted	$(0.24)	$(0.42)	$(7.96)	$(1.63)
___________
(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.
(2)	Based on a weighted average interest in our Operating Partnership of 87.8% for both the three months ended September 30, 2009 and 2008, respectively.
(3)	Based on a weighted average interest in our Operating Partnership of 87.8% and 87.4% for the nine months ended September 30, 2009 and 2008, respectively

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 30, 2009 for a discussion regarding our exposure to market risk.  Our exposure to market risk has not changed materially since year end 2008.

Item 4T.	Controls and Procedures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Difficulties resulting from any defaults by our special purpose property-owning subsidiaries under loans that are recourse or non-recourse to our Operating Partnership;

•	The continued or increased negative impact of the current credit crisis and global economic slowdown;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	Difficulties in disposing of identified properties at attractive prices or at all;

•	Our failure to obtain additional capital or extend or refinance debt maturities;

•	Our dependence on significant tenants, many of which are in industries that have been severely impacted by the current credit crisis and global economic slowdown;

•	Defaults on or non-renewal of leases by tenants;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Our failure to reduce our significant level of indebtedness;

•	Further decreases in the market value of our properties;

•	Future terrorist attacks in the U.S.;

•	Increased interest rates and operating costs;

•	Potential loss of key personnel;

•	Our failure to maintain our status as a REIT;

•	Our failure to successfully operate acquired properties and operations;

•	Difficulty in operating the properties owned through our joint venture;

•	Our failure to successfully develop or redevelop properties;

•	Environmental uncertainties and risks related to natural disasters; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

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

Certain of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans, and other special purpose property-owning subsidiaries may default under their respective loans in the future.

Five of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans due to each such subsidiaries’ failure to make full monthly debt service payments: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza and 550 South Hope.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans will give the lenders the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan.  Our subsidiaries’ continued failure to make debt service payments under these loans will likely result in pursuit of these remedies.  We are in discussions with the special servicers regarding a cooperative resolution on each of these assets.  There can be no assurance, however, that we will be able to resolve these matters on acceptable terms, which will likely result in foreclosure.

In addition to the special purpose property-owning subsidiaries described above, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.  In the event that any of our special purpose property-owning subsidiaries default under a loan and we are unable to cooperatively resolve the matter with the lender or special servicers (with respect to CMBS and/or securitized loans), the lender may foreclose on the property underlying such loan and our business, financial condition, results of operations and common stock price could be adversely affected.

Our senior management’s focus on asset dispositions, loan defaults, cash generation and general strategic matters may adversely affect us.

As discussed throughout this report, we have announced our intent to dispose of several non-core assets to preserve and generate cash.  We are also concurrently exploring various strategic alternatives and capital raising opportunities to generate cash.  This focus could adversely affect our operations in a number of ways, including the risks that such activities could, among other things:

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

We may not be able to extend, refinance or repay our substantial indebtedness, which could have a materially adverse effect on our business, financial condition, results of operations and common stock price.

We have a substantial amount of debt that we may not be able to extend, refinance or repay. As of September 30, 2009, we have $603.0 million of debt maturing in 2010.  Due to (1) significantly reduced asset values throughout our portfolio, (2) our substantial debt level encumbering nearly all of our assets, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including loan-to-value standards, we will face significant challenges refinancing our existing debt on acceptable terms or at all.  Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.  Also, our agreements with Master Investments and Mr. Maguire and other contributors to use commercially reasonable efforts to maintain certain debt levels may limit our flexibility to refinance the debt encumbering our properties.

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

Most of our properties are encumbered by traditional non-recourse debt obligations.  In connection with most of these loans, however, our Operating Partnership entered into certain “non-recourse carve out” guarantees, which provide for the loans to become partially or fully recourse against our Operating Partnership if certain triggering events occur.  Although these events are different for each guarantee, some of the common events include:

•	The special purpose property-owning subsidiary’s or Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

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

As of September 30, 2009, our total consolidated indebtedness was $4.4 billion, including $0.9 billion of debt associated with Properties in Default.  Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties.  We may not generate sufficient cash flow after debt service to reinstate distributions on our common stock and/or Series A Preferred Stock in the near term or at all.  In the event of a default by any of our special purpose property-owning subsidiaries, our debt agreements may also prevent us from paying distributions necessary to maintain our REIT qualification.  Our existing mortgage agreements contain lockbox and cash management provisions, which, under certain circumstances, limit our ability to utilize available cash flows at the specific property, including for the payment of distributions.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock, regardless of our ability to refinance or extend our debt, including:

•	Limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•	Limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to service our debt;

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulations;

•	Limiting our ability to fund capital expenditures, tenant improvements and leasing commissions;

•	Limiting our ability or increasing the costs to refinance our indebtedness; and

•
Limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

The lockbox and cash management arrangements contained in our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders.  With the exception of the Properties in Default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

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

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions.  In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control.  Particularly in light of the current economic conditions, we cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us.  We also cannot predict the length of time needed to find a willing buyer and to close the sale of a property or the disposition of properties that are in default.  In addition, the availability of financing and current market conditions may delay or prevent the closing of a sale of a property even if the price and other terms of the transaction were acceptable to us.  The foregoing could mean that we may be unable to complete the sale of identified properties in the near term or at all.

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

We depend on significant tenants.

As of September 30, 2009, our 20 largest tenants represented 44.9% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default).  Our rental revenue depends on entering into leases with and collecting rents from tenants.  General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets.  Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate.  Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases.  In many cases, we have made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover.  In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

As of September 30, 2009, leases representing 0.9% and 9.3% of the square footage of the properties in our Effective Portfolio will expire in 2009 and 2010, respectively, and an additional 17.9% of the square footage of the properties in our Effective Portfolio was available for lease.  Above-market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates.  We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates (particularly in the current softened leasing market).  If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Recent Sales of Unregistered Securities: None.

(b)         Use of Proceeds from Registered Securities: None.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

Item 3.	Defaults Upon Senior Securities.

Five of our special purpose property-owning subsidiaries are in default under non-recourse mortgage loans.  As of the date of filing of this Quarterly Report on Form 10-Q, the amount of default and total arrearage under these loans are as follows (in thousands):

Property	Initial Default Date	Interest	Principal	Impound Amounts	Total
550 South Hope	August 6, 2009	$6,553	$—	$938	$7,491
Pacific Arts Plaza	September 1, 2009	5,385	—	824	6,209
Park Place II	August 11, 2009	2,255	328	331	2,914
2600 Michelson	August 11, 2009	2,600	—	385	2,985
Stadium Towers Plaza	August 11, 2009	2,376	—	26	2,402
		$19,169	$328	$2,504	$22,001

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreements and late fees assessed by the special servicers.

In addition to the defaults described above, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.  The continuing default by our special purpose property-owning subsidiaries under the above described loans will give the lenders the right to accelerate payment due on the loans and the right to foreclose on the property underlying such loan.  Our subsidiaries’ continued failure to make debt service payments under these loans will likely result in pursuit of these remedies.  We are in discussions with the special servicers regarding a cooperative resolution on each of these assets.  There can be no assurance, however, that we will be able to resolve these matters on acceptable terms, which will likely result in foreclosure.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Effective November 1, 2009, Robert J. White was appointed Executive Vice President of the Company.  Mr. White previously served as a consultant to the Company commencing in August 2009 with respect to strategic, corporate finance and debt matters.  Mr. White is a former partner of the law firm O’Melveny & Myers LLP, where he founded the firm’s Restructuring and Reorganization practice.  Since his retirement from O’Melveny & Myers LLP in 2007, Mr. White has served as a corporate and debt restructuring consultant.  Mr. White also serves on the board of directors of Syncora Holdings Ltd., FCP PropCo, LLC, ImageDocUSA and the American Cancer Society.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer dated November 6, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 6, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated November 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

__________
*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of November 6, 2009

MAGUIRE PROPERTIES, INC.
Registrant

By:	/s/ NELSON C. RISING
Nelson C. Rising
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)