Form 10-K
period 2009-12-31
MAGUIRE PROPERTIES INC
filed 2010-03-31
CIK 1204560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates calculated using the market price as of the close of business on June 30, 2009 was $33,284,765.

As of March 26, 2010, 48,017,200 shares of common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Maguire Properties, Inc. 2010 Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

MAGUIRE PROPERTIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business.

Our Company

As used in this Annual Report on Form 10-K, the terms “Maguire Properties,” the “Company,” “us,” “we” and “our” refer to Maguire Properties, Inc., which was incorporated in Maryland in 2002. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower properties, whose mortgage loans are in default as of the date of this report. When discussing property statistics such as square footage, leased percentages and annualized rent, the term “Properties in Default” also includes Quintana Campus (a joint venture property in which we have a 20% interest), whose mortgage loan is in default as of the date of this report.

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

As of December 31, 2009, our Operating Partnership indirectly owns whole or partial interests in 31 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 14.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of December 31, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	19	29	10,790,937	6,709,201	20,959	10,790,937	6,709,201	20,959
Properties in Default	7	27	2,942,661	2,727,880	9,973	2,610,985	2,403,240	8,543
Unconsolidated joint venture	5	16	3,466,549	1,865,448	5,561	693,310	373,090	1,112

	31	72	17,200,147	11,302,529	36,493	14,095,232	9,485,531	30,614

Percentage Leased
Excluding Properties in Default			84.8%			84.6%

Properties in Default			74.2%			74.2%

Including Properties in Default			82.3%			82.7%

As of December 31, 2009, the majority of our Total Portfolio is located in nine Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services to our joint venture with Macquarie Office Trust.

Corporate Strategy

Our long-term corporate strategy is to own and develop high-quality office buildings concentrated in strong, supply-constrained markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants. The success of our corporate and leasing strategy is dependent upon general economic conditions in the U.S. and Southern California, primarily in the Los Angeles metropolitan and Orange County areas.

Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. In 2009, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses. In 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, recourse obligations and leasing costs.

The following are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs:

•	Unrestricted and restricted cash;

•	Cash generated from operations;

•	Asset dispositions;

•	Cash generated from the contribution of existing assets to joint ventures;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuance of debt or equity securities.

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and will be exposed to significant risks. While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified above could lead to our eventual insolvency. We face additional challenges in connection with our long-term liquidity position due to debt maturities and other factors. For a further discussion of risks associated with (among other matters) recent and potential future loan defaults, current economic conditions, our liquidity position and our substantial indebtedness, see Item 1A. “Risk Factors.”

In 2008, we announced our intent to sell certain assets, which we expect will help us (1) preserve cash, through the potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $0.6 billion of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash to be used for general corporate purposes.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries are currently in default under six CMBS mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.5 million square feet (Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower). As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure and a short sale. We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of reaching a cooperative resolution for each asset quickly. We remain the title holder on each of these assets, both as of December 31, 2009 and the date of this report.

Subsequent to year-end, we also disposed of Griffin Towers and 2385 Northside Drive, comprising a combined 0.6 million square feet of office space. While these transactions generated no net proceeds for us, they resulted in the elimination of $162.5 million of debt maturing in the next several years and the elimination of a $4.0 million repayment guaranty on our 2385 Northside Drive construction loan. With respect to the remainder of 2010, we are actively marketing several non-core assets, some of which may be disposed of at or below the debt and others which may potentially generate net proceeds. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

•	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	Whether potential buyers will be able to secure financing; and

•	The length of time needed to find a buyer and to close the sale of a property.

With respect to recent and potential dispositions, the marketing process has been lengthier than anticipated and expected pricing has declined (in some cases materially). This trend may continue or worsen. The foregoing means that the number of assets we could potentially sell to generate net proceeds has decreased, and the amount of expected net proceeds in the event of any asset sale has also decreased. We may be unable to complete the disposition of identified properties in the near term or at all, which could significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements. Some or all of these covenants could prevent or delay our ability to dispose of identified properties.

As of December 31, 2009, we had $4.2 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default.

As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. Because of our limited unrestricted cash and the reduced market value of our assets when compared with the debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we will seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancings will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

For a more detailed discussion of our liquidity, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Investment in Joint Ventures

Maguire Macquarie Office, LLC

We own a 20% interest in our joint venture with Macquarie Office Trust. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture.

DH Von Karman Maguire, LLC

We own a 1% common interest and a 2% preferred interest in our joint venture with DH Von Karman Maguire, LLC. During 2009, we evaluated our investment in DH Von Karman Maguire, LLC and determined that it was impaired. As a result, we reduced our investment to zero in light of the borrower’s default on the mortgage encumbering the 18301 Von Karman property.

Competition

We compete in the leasing of office space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources (particularly in light of our current and projected liquidity challenges). In addition, our hotel property competes for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and our hotel operator, Westin® Hotels and Resorts.

Principal factors of competition in our primary business of owning, acquiring and developing office properties are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Our cash preservation efforts impact our ability to compete in these areas. Additionally, our ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2009, investment-grade-rated tenants generated 39.0% of the annualized rent of our Effective Portfolio (excluding Properties in Default), and nationally recognized professional service firms generated an additional 37.8% of the annualized rent of our Effective Portfolio (excluding Properties in Default).

As of December 31, 2009, approximately 24% of our Effective Portfolio (excluding Properties in Default) is leased to finance and insurance tenants. Our finance and insurance tenants account for five of our top ten investment-grade tenants as of December 31, 2009, with annualized rents totaling $20.7 million. Various recent events have led to increased market concerns regarding the viability of tenants in the finance and insurance sectors, including the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loans to American International Group, Inc., Citibank, Bank of America and other federal government interventions in the U.S. credit markets.

During 2009, our four largest tenants accounted for approximately 18% of our rental and tenant reimbursements revenue. No individual tenant accounted for 10% or more of our total rental and tenant reimbursements revenue during 2009.

During 2009, each of the following office properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, Gas Company Tower and Two California Plaza. The revenue generated by these three properties totaled approximately 34% of our consolidated revenue during 2009.

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

Independent environmental consultants have conducted Phase I or other environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 31, 2009, we employed 166 persons. None of these employees are currently represented by a labor union.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Difficulties resulting from any defaults by our special purpose property-owning subsidiaries under loans that are recourse or non-recourse to our Operating Partnership;

•	The continued or increased negative impact of the current credit crisis and global economic slowdown;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	Difficulties in disposing of the several non-core assets as discussed throughout this report;

•	Our failure to obtain additional capital or extend or refinance debt maturities;

•	Our dependence on significant tenants, many of which are in industries that have been severely impacted by the current credit crisis and global economic slowdown;

•	Defaults on or non-renewal of leases by tenants;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Our failure to reduce our significant level of indebtedness;

•	Further decreases in the market value of our properties;

•	Future terrorist attacks in the U.S.;

•	Increased interest rates and operating costs;

•	Potential loss of key personnel;

•	Our failure to maintain our status as a REIT;

•	Our failure to successfully operate acquired properties and operations;

•	Difficulty in operating the properties owned through our joint venture;

•	Our failure to successfully develop or redevelop properties;

•	Environmental uncertainties and risks related to natural disasters; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

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

We believe the following risks are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or part of their investment. For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).

Certain of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans, and other special purpose property-owning subsidiaries may default under their respective loans in the future.

Six of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans secured by the following properties due to each such subsidiaries’ failure to make full monthly debt service payments: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. We are in discussions with the special servicers regarding a cooperative resolution on each of these assets, including through foreclosure, deed-in-lieu of foreclosure or short sale. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the special purpose property-owning subsidiaries described above, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

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

Certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, New York Stock Exchange (“NYSE”) listing requirements and other financial requirements. Some or all of these covenants could prevent or delay our ability to enter into certain transactions that may be in the best interests of our stockholders, including our ability to:

•	Sell identified properties or portfolios of properties;

•	Engage in a transaction that results in a change in control of the Company;

•	Merge with or into another company; or

•	Sell all or substantially all of our assets.

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

We have a substantial amount of debt that we may not be able to extend, refinance or repay. As of December 31, 2009, we have $423.1 million of debt maturing in 2010, $35.0 million of debt maturing in 2011 and $452.0 million of debt maturing in 2012 (excluding Properties in Default). Due to (1) significantly reduced asset values throughout our portfolio, (2) our substantial debt level encumbering nearly all of our assets, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including loan-to-value standards, we will face significant challenges refinancing our existing debt on acceptable terms or at all. Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities. Also, our agreements with Mr. Maguire and other contributors obligate us to use commercially reasonable efforts to maintain certain debt levels may limit our flexibility to refinance the debt encumbering our properties.

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

Our Operating Partnership’s partial guaranties are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations.” Certain of these partial guarantees may be triggered if the relevant special purpose property-owning subsidiary defaults under the related debt obligation. Any payments made by our Operating Partnership under these partial guaranties could materially and adversely affect our business, financial condition, results of operation and common stock price. There is also no assurance that our Operating Partnership will be able to make such payments as they become due.

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

•

Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•

Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of our Operating Partnership or the Company.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price could be materially adversely affected and our insolvency could result.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

As of December 31, 2009, our total consolidated indebtedness was $4.2 billion, including $0.9 billion of debt associated with Properties in Default. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We may not generate sufficient cash flow after debt service to reinstate distributions on our common stock and/or Series A Preferred Stock in the near term or at all. Our existing mortgage agreements contain lockbox and cash management provisions, which, under certain circumstances, limit our ability to utilize available cash flows at the specific property, including for the payment of distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock, regardless of our ability to refinance or extend our debt, including:

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

Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with Mr. Maguire and other contributors with respect to sales of certain properties, obligating us to use commercially reasonable efforts to make certain levels of indebtedness available for them to guarantee.

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

At the time of our initial offering, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 53.79% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2009 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower (initial expiration in 2012, with final expiration in 2015);

•	US Bank Tower (initial expiration in 2012, with final expiration in 2015);

•	KPMG Tower (initial expiration in 2012, with final expiration in 2015);

•	Wells Fargo Tower (initial expiration in 2010, with final expiration in 2013); and

•	Plaza Las Fuentes (excluding the Westin® Pasadena Hotel) (initial expiration in 2010, with final expiration in 2013).

We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to sell any of these properties in transactions that would trigger these tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and certain other contributors, and we have acknowledged that a calculation of damages in the event these tax indemnification obligations are triggered will not be based on the time value of money nor the time remaining within the lock-out period, but will also give consideration to the tax effect of the disposition on the contributor or contributors. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties or in the event one of these properties were to be transferred in a foreclosure proceeding, pursuant to deed-in-lieu of foreclosure, or in any other taxable transaction. Were tax indemnification obligations to be triggered with respect to any of the above properties, the damages we would incur would likely have a material effect on our financial position and could result in our insolvency. The tax indemnification obligations may serve to prevent the sale of certain assets that might otherwise provide valuable liquidity alternatives to us.

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

We depend on significant tenants.

As of December 31, 2009, our 20 largest tenants represented 48.6% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets. Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate. Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

There have recently been a number of high profile bank failures. Failed banks or banks involved in government-facilitated sales are subject to the Federal Deposit Insurance Corporation’s (the “FDIC”) statutory authority and receivership process. The FDIC has receivership powers that are substantially broader than those of a bankruptcy trustee. In dealing with the FDIC in any repudiation of a lease, the Company as landlord is likely in a less favorable position than with a debtor in a bankruptcy proceeding. Many of the creditor protections that exist in a bankruptcy proceeding do not exist in a FDIC receivership.

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

The State of California began its fiscal year on July 1, 2009 with a significant reported deficit, which continues to impact the current recessionary conditions within that state. The State of California continues to address severe budget shortfalls through reductions of benefits and services and the layoff or furlough of employees. The State’s budgetary issues may reduce demand for leased space in California office properties. A significant reduction in demand for office space could adversely affect our future financial condition, results of operations, cash flow, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2009, leases representing 8.1% of the square footage of the properties in our Effective Portfolio (excluding Properties in Default) will expire in 2010 and an additional 15.4% of the square footage of the properties in our Effective Portfolio (excluding Properties in Default) was available for lease. Above-market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates (particularly in the current softened leasing market). If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

U.S. economic conditions have been uncertain and challenging.

In the U.S., market and economic conditions continue to be challenging with tighter credit conditions and modest growth. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases cease, to provide funding to borrowers. Volatility in the U.S. and international capital markets and continued recessionary conditions in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

We carry commercial liability, fire, extended coverage, earthquake, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, such as those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover such losses. Most of our properties are located in Southern California, an area especially subject to earthquakes. Six of the seven largest properties in our office portfolio—US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (one of our joint venture properties)—are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 63.1% of our Effective Portfolio’s aggregate annualized rent (excluding Properties in Default) as of December 31, 2009. Because these properties are located so closely together, an earthquake in downtown Los Angeles could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes, particularly losses from an earthquake in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

Future terrorist attacks in the U.S., such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew leases or re-lease space at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or cost more. Six of the seven largest properties in our office portfolio–US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (one of our joint venture properties)—are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 63.1% of our Effective Portfolio’s aggregate annualized rent (excluding Properties in Default) as of December 31, 2009. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize a taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our Operating Partnership with respect to sales of specified properties.

Market interest rates and other factors may affect the value of our common stock and Series A Preferred Stock.

One of the factors that influence the price of our common stock and Series A Preferred Stock is the dividend yield relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock and Series A Preferred Stock to go down. The trading price of our common stock and Series A Preferred Stock would also depend on many other factors, which may change from time to time, including:

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

In addition, we are subject to risks generally incident to the ownership of real property, including changes in global, national, regional or local economic or real estate market conditions. For example, the current credit crisis and global economic slowdown makes it more difficult for us to lease space in or dispose of our properties. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or the public perception that any of these conditions may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases.

Increasing utility costs in California may have an adverse effect on our operating results and occupancy levels.

The State of California continues to address issues related to the supply of electricity, water and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its utility needs may reduce demand for leased space in California office properties. A significant reduction in demand for office space could adversely affect our future financial condition and results of operations.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of office and commercial real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose potential tenants and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. Our competitors also may be able to offer better tenant incentives than we can due to our liquidity challenges.

We could default on leases for land on which some of our properties are located.

We possess leasehold interests on the land at Two California Plaza that, including renewal options, expires in 2082. We also have a lease for the land at Brea Corporate Place that expires in 2083. As of December 31, 2009, we had 1,657,612 net rentable square feet of office space located on these parcels. If we default under the terms of these long-term leases, we may be liable for damages and lose our interest in these properties, including our options to purchase the land subject to the leases.

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

The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the properties in our portfolio are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.

Joint venture investments, including our joint venture with Macquarie Office Trust, could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We are currently partners with Macquarie Office Trust in a joint venture. We may also co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In the case of our existing joint ventures and any additional joint ventures, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entities. Additionally we have a right of first opportunity agreement with Macquarie Office Trust, which obligates us to offer Macquarie Office Trust the first opportunity to invest in any potential acquisition property. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Impasses could also result in either the sale of a building or buildings, the sale of our joint venture interest or the purchase of Macquarie Office Trust’s interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. To qualify as a REIT, we must satisfy a number of asset, income, organizational, operational, dividend distribution, stock ownership and other requirements. For example, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we would be subject to federal and state income tax at regular corporate rates; (ii) we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock and Series A Preferred Stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if our services company enters into agreements with us or our tenants on a basis that is determined to be other than on an arm’s-length basis.

We may in the future choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash received.

We may distribute taxable dividends that are payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31, 2012, could be payable in our stock if certain requirements are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the indicated dates, the percentage leased and annualized rent per leased square foot for our Effective Portfolio:

	Percentage Leased	Annualized Rent per Square Foot (1)
December 31, 2009 (2)	82.7%	$22.11
December 31, 2008	79.3%	22.09
December 31, 2007	81.1%	20.56

(1)	Annualized rent per leased square foot represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any one-time or nonrecurring rent abatements, but after annually recurring rent credits, and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date) are subtracted from gross rent.

(2)	Excluding Properties in Default, our Effective Portfolio was 84.6% leased and the annualized rent per square foot was $22.43 as of December 31, 2009.

Property Statistics

The following table summarizes our Total Portfolio as of December 31, 2009:

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built/ Renovated	Ownership %	Net Building Rentable	Effective (1)	% of Net Rentable	% Leased	Total Annualized Rents (2)	Effective Annualized Rents (2)	Annualized Rent $/RSF (3)
Office Properties
Los Angeles County
Los Angeles Central Business District:
Gas Company Tower	1	17	1991	100%	1,323,651	1,323,651	9.28%	92.5%	$35,175,467	$35,175,467	$28.74
US Bank Tower	1	43	1989	100%	1,414,410	1,414,410	9.92%	62.2%	23,845,299	23,845,299	27.10
Wells Fargo Tower	2	61	1982	100%	1,396,941	1,396,941	9.80%	94.5%	28,289,616	28,289,616	21.43
Two California Plaza	1	62	1992	100%	1,327,663	1,327,663	9.31%	84.3%	22,135,683	22,135,683	19.79
KPMG Tower	1	21	1983	100%	1,143,646	1,143,646	8.03%	94.0%	24,721,196	24,721,196	23.00
777 Tower	1	36	1991	100%	1,011,124	1,011,124	7.09%	92.0%	19,910,852	19,910,852	21.40
One California Plaza	1	28	1985	20%	1,009,328	201,866	7.08%	76.5%	16,529,638	3,305,928	21.40

Total LACBD Submarket	8	268			8,626,763	7,819,301	60.51%	84.9%	170,607,751	157,384,041	23.31

Tri-Cities Submarket:
Glendale Center	2	4	1973/1996	100%	387,545	387,545	2.72%	100.0%	8,731,117	8,731,117	22.53
801 North Brand	1	28	1987	100%	282,788	282,788	1.98%	82.3%	4,630,566	4,630,566	19.91
701 North Brand	1	13	1978	100%	131,129	131,129	0.92%	97.2%	2,267,768	2,267,768	17.80
700 North Central	1	14	1979	100%	134,168	134,168	0.94%	75.5%	1,701,162	1,701,162	16.79
Plaza Las Fuentes	3	9	1989	100%	192,958	192,958	1.36%	100.0%	5,163,295	5,163,295	26.76

Total Tri-Cities Submarket	8	68			1,128,588	1,128,588	7.92%	92.3%	22,493,908	22,493,908	21.59

Cerritos Office Submarket:
Cerritos - Phase I	1	1	1999	20%	221,968	44,394	1.55%	100.0%	6,317,209	1,263,442	28.46
Cerritos - Phase II	1	—	2001	20%	104,567	20,913	0.73%	100.0%	2,482,421	496,484	23.74

Total Cerritos Submarket	2	1			326,535	65,307	2.28%	100.0%	8,799,630	1,759,926	26.95

Total Los Angeles County	18	337			10,081,886	9,013,196	70.71%	86.2%	$201,901,289	$181,637,875	$23.24

Orange County
John Wayne Airport Submarket:
17885 Von Karman Avenue	1	1	2008	100%	151,370	151,370	1.06%	37.8%	$893,120	$893,120	$15.59

Total Airport Submarket	1	1			151,370	151,370	1.06%	37.8%	893,120	893,120	15.59

Costa Mesa Submarket:
Griffin Towers (4)	2	41	1987	100%	547,432	547,432	3.84%	80.1%	6,813,656	6,813,656	15.54

Total Costa Mesa Submarket	2	41			547,432	547,432	3.84%	80.1%	6,813,656	6,813,656	15.54

Central Orange Submarket:
3800 Chapman	1	2	1984	100%	158,767	158,767	1.11%	75.9%	2,558,711	2,558,711	21.25
City Tower	1	23	1988	100%	412,427	412,427	2.89%	82.2%	7,385,313	7,385,314	21.78
Stadium Gateway	1	8	2001	20%	272,826	54,565	1.92%	88.0%	5,186,707	1,037,341	21.61

Total Central Orange Submarket	3	33			844,020	625,759	5.92%	82.9%	15,130,731	10,981,366	21.63

Other:
Brea Corporate Place	2	20	1987	100%	329,949	329,949	2.32%	64.1%	3,407,646	3,407,646	16.12
Brea Financial Commons	3	2	1987	100%	165,540	165,540	1.16%	90.7%	2,960,848	2,960,848	19.73

Total Other	5	22			495,489	495,489	3.48%	73.0%	6,368,494	6,368,494	17.62

Total Orange County	11	97			2,038,311	1,820,050	14.30%	76.4%	$29,206,001	$25,056,636	$18.76

San Diego County
Sorrento Mesa Submarket:
San Diego Tech Center	11	23	1984/1986	20%	646,114	129,223	4.53%	79.7%	$10,544,982	$2,108,996	$20.48

Total Sorento Mesa Submarket	11	23			646,114	129,223	4.53%	79.7%	10,544,982	2,108,996	20.48

Mission Valley Submarket:
Mission City Corporate Center	3	11	1990	100%	190,634	190,634	1.34%	78.5%	3,638,406	3,638,406	24.31
2385 Northside Drive (4)	1	2	2008	100%	88,795	88,795	0.62%	71.8%	906,326	906,326	14.22

Total Mission Valley Submarket	4	13			279,429	279,429	1.96%	76.4%	4,544,732	4,544,732	21.30

Total San Diego County	15	36			925,543	408,652	6.49%	78.7%	$15,089,714	$6,653,728	$20.72

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built / Renovated	Ownership %	Net Building Rentable	Effective (1)	% of Net Rentable	% Leased	Total Annualized Rents (2)	Effective Annualized Rents (2)	Annualized Rent $/RSF (3)
Office Properties
Other
Denver, CO - Downtown Submarket:
Wells Fargo Center – Denver	1	39	1983	20%	1,211,746	242,349	8.50%	92.2%	$22,727,632	$4,545,526	$20.35

Total Other	1	39			1,211,746	242,349	8.50%	92.2%	22,727,632	4,545,526	20.35

Total Office Properties	45	509			14,257,486	11,484,247	100.00%	84.8%	$268,924,636	$217,893,765	$22.24

Effective Office Properties					11,484,247			84.6%			$22.43

Properties in Default
550 South Hope Street	1	36	1991	100%	565,738	565,738		83.0%	$8,768,888	$8,768,888	$18.68
2600 Michelson	1	23	1986	100%	308,329	308,329		67.7%	4,286,445	4,286,445	20.54
Stadium Towers Plaza	1	24	1988	100%	258,358	258,358		57.4%	3,053,458	3,053,458	20.60
500 Orange Tower	3	32	1987	100%	335,507	335,507		69.9%	4,476,738	4,476,738	19.08
Park Place Office (3121)	1	6	1977/2002	100%	150,585	150,585		79.5%	1,519,127	1,519,127	12.70
Park Place II (Retail - The Shops)	8	23	1981	100%	122,533	122,533		88.1%	3,301,396	3,301,396	30.56
Pacific Arts Plaza	8	41	1982	100%	787,016	787,016		78.3%	13,778,809	13,778,809	22.37
Quintana Campus	4	2	1989/2004	20%	414,595	82,919		39.6%	2,614,977	522,995	15.92

Total Properties in Default	27	187			2,942,661	2,610,985		70.3%	$41,799,838	$39,707,856	$20.20

Total Office and Properties in Default					17,200,147	14,095,232		82.3%

Effective Office and Properties in Default					14,095,232			82.7%

Hotel Property					SQFT	Effective SQFT	Number of Rooms
Westin® Hotel, Pasadena, CA				100%	266,000	266,000	350

Total Hotel Property					266,000	266,000	350

Total Office, Properties in Default and Hotel Properties					17,466,147	14,361,232

Parking Properties					SQFT	Effective SQFT	Vehicle Capacity	Effective Vehicle Capacity	Annualized Parking Revenue (5)	Effective Annualized Parking Revenue (6)	Effective Annualize Parking Revenue per Vehicle Capacity (7)
On-Site Parking					6,860,214	5,367,856	20,791	16,342	$37,149,575	$32,075,291	$1,963
Off-Site Garages					1,714,435	1,714,435	5,729	5,729	11,934,539	11,934,539	2,083
Properties in Default					2,727,880	2,403,240	9,973	8,543	5,495,446	5,495,446	643

Total Parking Properties					11,302,529	9,485,531	36,493	30,614	$54,579,560	$49,505,276	1,617

Total Office, Properties in Default, Hotel and Parking Properties					28,768,676	23,846,763

(1)	Includes 100% of our consolidated portfolio and 20% of our joint venture properties with Macquarie Office Trust.

(2)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2009. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

(3)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.

(4)	Each of these properties was disposed of in March 2010.

(5)	Annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2009.

(6)	Effective annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2009 adjusted to include 100% of our consolidated portfolio and 20% of our joint venture properties with Macquarie Office Trust.

(7)	Effective annualized parking revenue per vehicle capacity represents the effective annualized parking revenue divided by the effective vehicle capacity.

Tenant Information

As of December 31, 2009, our Total Portfolio (excluding Properties in Default) is leased to 509 tenants, many of which are nationally recognized firms in the financial services, entertainment, accounting and legal sectors. The following table sets forth information regarding the 20 largest tenants in our office portfolio based on total annualized rent for our Effective Portfolio (excluding Properties in Default) as of December 31, 2009:

Tenant	Number of Locations	Annualized Rent (1)	% of Annualized Rent	Leased Square Feet	% of Leased Square Feet of Effective Portfolio	Weighted Average Remaining Lease Term in Months	S & P Credit Rating / National Recognition (2)
Rated
1 Southern California Gas Company	1	$21,283,883	9.8%	576,516	5.9%	22	A
2 Sempra (Pacific Enterprises)	1	8,189,591	3.8%	217,413	2.2%	6	A
3 Wells Fargo Bank (3)	3	6,818,967	3.1%	392,665	4.0%	57	AA-
4 Bank of America (3)	5	5,556,395	2.6%	258,461	2.7%	32	A+
5 AT&T (3)	5	4,995,314	2.3%	202,813	2.1%	36	A
6 US Bank, National Association	2	3,911,640	1.8%	157,488	1.6%	65	AA-
7 Disney Enterprises	1	3,706,960	1.7%	156,215	1.6%	18	A
8 Home Depot	1	2,243,454	1.0%	99,706	1.0%	41	BBB+
9 St. Paul Fire and Marine	1	2,233,402	1.0%	76,860	0.8%	40	AA-
10 FNMA (Fannie Mae)	1	2,228,663	1.0%	61,655	0.6%	98	AAA

Total Rated / Weighted Average (3), (4)		61,168,269	28.1%	2,199,792	22.5%	36

Total Investment Grade Tenants (3)		$84,976,946	39.0%	3,366,503	34.6%

Nationally Recognized
11 Latham & Watkins LLP	2	9,178,964	4.2%	397,991	4.1%	155	3rd Largest US Law Firm
12 Gibson, Dunn & Crutcher LLP	1	6,464,056	3.0%	268,268	2.8%	95	20th Largest US Law Firm
13 Deloitte & Touche LLP	1	5,216,904	2.4%	342,094	3.5%	63	Largest US Accounting Firm
14 Morrison & Foerster LLP	1	3,885,728	1.8%	138,776	1.4%	45	23rd Largest US Law Firm
15 Marsh USA, Inc.	1	3,727,695	1.7%	212,721	2.2%	100	World’s Largest Insurance Broker
16 KPMG LLP	1	3,662,464	1.7%	175,971	1.8%	54	4th Largest US Accounting Firm
17 Sidley Austin LLP	1	3,638,360	1.7%	192,457	2.0%	168	5th Largest US Law Firm
18 Munger, Tolles & Olson LLP	1	3,374,322	1.5%	160,682	1.7%	146	129th Largest US Law Firm
19 PricewaterhouseCoopers LLP	1	2,990,625	1.4%	160,784	1.7%	41	3rd Largest US Accounting Firm
20 Bingham McCutchen LLP	1	2,442,677	1.1%	104,712	1.1%	37	32nd Largest US Law Firm

Total Nationally Recognized / Weighted Average (3), (4)		44,581,795	20.5%	2,154,456	22.3%	98

Total Nationally Recognized Tenants (3)		82,321,212	37.8%	3,883,131	40.0%

Total / Weighted Average (3), (4)		$105,750,064	48.6%	4,354,248	44.8%	67

Total Investment Grade or Nationally Recognized Tenants (3)		$167,298,158	76.8%	7,249,634	74.6%

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2009, multiplied by 12. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized base rent.

(2)	S&P credit ratings are as of December 31, 2009. Rankings of law firms are based on total gross revenue in 2008 as reported by American Lawyer Media’s LAW.com.

(3)	Includes 20% of annualized rent and leased square footage for our joint venture properties with Macquarie Office Trust.

(4)	The weighted average calculation is based on the effective net rentable square feet leased by each tenant, which reflects our pro-rata share of our joint venture with Macquarie Office Trust.

The following table presents the diversification of tenants occupying space in our Effective Portfolio (excluding Properties in Default) by industry as of December 31, 2009:

NAICS Code	North American Industrial Classification System Description	Effective Leased Square Feet	Percentage of Effective Leased Square Feet
221	Utilities	793,929	8%
311 - 339	Manufacturing	222,284	2%
511 - 518	Information	730,163	7%
521 - 525	Finance and Insurance	2,315,284	24%
531 - 532	Real Estate and Rental and Leasing	357,288	4%
541	Professional, Scientific and Technical Services (except Legal Services)	1,427,164	15%
5411	Legal Services	2,783,476	29%
611	Educational Services	299,044	3%
721 - 722	Accommodation and Food Services	106,998	1%
921 - 923	Public Administration	70,482	1%
	All Other Services	608,075	6%

		9,714,187	100%

Lease Distribution

The following table presents information relating to the distribution of leases in our Effective Portfolio (excluding Properties in Default) based on the effective net rentable square feet under lease as of December 31, 2009:

Square Feet under Lease	Number of Leases	Percentage of Leases	Effective Leased Square Feet	Percentage of Effective Leased Square Feet	Annualized Rent	Percentage of Annualized Rent
2,500 or less	163	29%	158,250	2%	$3,893,264	2%
2,501-10,000	184	33%	910,173	9%	19,523,150	9%
10,001-20,000	75	13%	835,321	9%	17,717,576	8%
20,001-40,000	60	11%	1,220,391	12%	26,831,601	12%
40,001-100,000	48	9%	2,212,515	23%	46,641,146	21%
greater than 100,000	27	5%	4,377,537	45%	103,287,028	48%

	557	100%	9,714,187	100%	$217,893,765	100%

Lease Expirations

The following table presents a summary of lease expirations for our wholly owned portfolio (including Properties in Default but excluding our joint venture properties) for leases in place at December 31, 2009, plus available space, for each of the ten calendar years beginning January 1, 2010. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Area in Square Feet Covered by Expiring Leases	Percentage of Square Feet	Annualized Rent	Percentage of Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)
Available	2,294,264	17.2%
2010	1,086,486	8.2%	$25,477,323	10.4%	$23.45	$23.70
2011	1,922,897	14.4%	50,145,311	20.5%	26.08	26.42
2012	793,118	6.0%	17,767,606	7.3%	22.40	24.52
2013	2,253,815	16.9%	47,587,881	19.5%	21.11	23.21
2014	769,427	5.8%	14,908,111	6.1%	19.38	22.49
2015	932,391	7.0%	18,531,091	7.6%	19.87	22.47
2016	271,849	2.0%	4,627,945	1.9%	17.02	21.87
2017	1,005,264	7.5%	21,461,590	8.8%	21.35	23.49
2018	528,617	4.0%	11,275,124	4.6%	21.33	28.82
2019	366,395	2.8%	6,973,641	2.8%	19.03	26.10
Thereafter	1,094,480	8.2%	25,565,285	10.5%	23.36	32.16

	13,319,003	100.0%	$244,320,908	100.0%	$22.16	$25.20

(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

The following table presents a summary of lease expirations for the wholly owned Properties in Default at December 31, 2009, plus available space, for each of the ten calendar years beginning January 1, 2010. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations.

Year	Area in Square Feet Covered by Expiring Leases	Percentage of Square Feet	Annualized Rent	Percentage of Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)
Available	623,395	24.7%
2010	205,717	8.1%	$3,687,685	9.4%	$17.93	$17.97
2011	337,885	13.4%	6,864,467	17.5%	20.32	20.75
2012	125,970	5.0%	2,904,090	7.4%	23.05	24.96
2013	422,861	16.7%	9,179,534	23.4%	21.71	24.03
2014	165,737	6.6%	3,120,938	8.0%	18.83	21.53
2015	104,930	4.1%	2,057,531	5.3%	19.61	22.57
2016	—	—	—	—	—	—
2017	163,239	6.5%	3,163,305	8.1%	19.38	22.03
2018	78,991	3.1%	1,601,910	4.1%	20.28	27.01
2019	137,853	5.4%	2,006,396	5.1%	14.55	21.06
Thereafter	161,488	6.4%	4,599,005	11.7%	28.48	34.55

	2,528,066	100.0%	$39,184,861	100.0%	$20.57	$23.82

(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

The following table presents a summary of lease expirations for our joint venture with Macquarie Office Trust for leases in place at December 31, 2009, plus available space, for each of the ten calendar years beginning January 1, 2010. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations.

Year	Area in Square Feet Covered by Expiring Leases	Percentage of Square Feet	Annualized Rent	Percentage of Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)
Available	746,332	19.2%
2010	369,318	9.5%	$7,414,815	11.2%	$20.08	$20.34
2011	345,509	8.9%	7,090,059	10.7%	20.52	20.73
2012	321,740	8.3%	6,891,165	10.4%	21.42	22.39
2013	229,643	5.9%	5,184,117	7.8%	22.57	25.59
2014	833,835	21.5%	17,027,421	25.6%	20.42	24.40
2015	160,237	4.1%	3,222,016	4.8%	20.11	23.47
2016	57,865	1.5%	1,129,869	1.7%	19.53	23.52
2017	11,450	0.3%	237,823	0.4%	20.77	27.32
2018	81,744	2.1%	1,713,538	2.6%	20.96	29.50
2019	—	—	—	—	—	—
Thereafter	723,471	18.7%	16,492,743	24.8%	22.80	30.03

	3,881,144	100.0%	$66,403,566	100.0%	$21.18	$24.78

(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

The Quintana Campus was placed in receivership in November 2009. Amounts for this property are included in the table above. Currently, there are 250,378 square feet available for lease at Quintana Campus, with 109,867 square feet and 54,350 square feet scheduled to expire in 2010 and 2014, respectively.

Historical Tenant Improvements and Leasing Commissions (1), (2)

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants in our Effective Portfolio for 2009, 2008 and 2007. Information for 2009 excludes activity related to Properties in Default for the third and fourth quarters. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they are actually paid.

	For the Year Ended December 31,
	2009	2008	2007
Renewals (3)
Number of leases	79	130	152
Square feet	554,506	664,524	881,406
Tenant improvement costs per square foot (4)	$9.09	$13.95	$11.69
Leasing commission costs per square foot	$6.11	$5.53	$5.14
Total tenant improvements and leasing commissions
Costs per square foot	$15.20	$19.48	$16.83
Costs per square foot per year	$2.60	$4.36	$3.41

New/Modified Leases (5)
Number of leases	83	163	141
Square feet	617,522	1,115,055	893,634
Tenant improvement costs per square foot (4)	$19.36	$41.97	$22.89
Leasing commission costs per square foot	$6.19	$10.11	$6.52
Total tenant improvements and leasing commissions
Costs per square foot	$25.55	$52.08	$29.41
Costs per square foot per year	$3.73	$5.98	$5.00

Total
Number of leases	162	293	293
Square feet	1,172,028	1,779,579	1,775,040
Tenant improvement costs per square foot (4)	$14.50	$31.51	$17.33
Leasing commission costs per square foot	$6.15	$8.40	$5.84
Total tenant improvements and leasing commissions
Costs per square foot	$20.65	$39.91	$23.17
Costs per square foot per year	$3.24	$5.60	$4.28

(1)	Based on leases executed during the period. Excludes leases to related parties, short-term leases less than six months, and leases for raw space.

(2)	Tenant improvement and leasing commission information reflects 100% of the consolidated portfolio and 20% of our joint venture properties with Macquarie Office Trust.

(3)	Does not include retained tenants that have relocated to new space or expanded into new space.

(4)	Tenant improvements include improvements and lease concessions.

(5)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

Historical Capital Expenditures—Office Properties (1)

The following table sets forth certain information regarding historical non-recoverable and recoverable capital expenditures for office properties in our Effective Portfolio for 2009, 2008 and 2007. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases, but are borne by us to the extent of any unleased space in our portfolio.

	For the Year Ended December 31,
	2009	2008	2007
Non-recoverable capital expenditures (2)	$3,248,071	$10,792,689	$11,377,206
Total square feet	13,667,227	16,134,307	16,675,985
Non-recoverable capital expenditures per square foot	$0.24	$0.67	$0.68
Recoverable capital expenditures (3)	$1,406,817	$1,227,790	$2,863,262
Total square feet	13,667,227	16,134,307	16,675,985
Recoverable capital expenditures per square foot	$0.10	$0.08	$0.17

(1)	Historical capital expenditures for each period shown reflect properties owned for the entire period. For properties acquired during each period, the capital expenditures are reflected in the following full period of ownership. For properties sold during each period, the capital expenditures are excluded for that period. Any capital expenditures incurred during the period of acquisition or disposition are footnoted separately.

(2)	For 2008, excludes $6.4 million of non-recoverable capital expenditures as a result of discretionary renovation costs of $6.1 million at KPMG Tower and $0.3 million of planned renovation costs at Lantana Media Campus. For 2007, excludes $3.8 million of non-recoverable capital expenditures as a result of discretionary renovation costs of $1.9 million at KPMG Tower and $1.9 million of planned renovation costs at Lantana Media Campus.

(3)	Recoverable capital improvements, such as equipment upgrades, are generally financed through capital leases. The annual amortization, based on each asset’s useful life, as well as any financing costs, are generally billed to tenants on an annual basis as payments are made. The amounts presented represent the total value of the improvements in the year they are made.

Historical Capital Expenditures—Hotel Property

The following table sets forth certain information regarding historical capital expenditures at our hotel property for 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
Hotel improvements and equipment replacement	$1,003,384	$669,531	$712,955
Total hotel revenue	$20,622,570	$26,615,726	$27,214,156
Hotel improvements as a percentage of hotel revenue	4.9%	2.6%	2.6%

Development Properties

As of December 31, 2009, we held the following development properties:

	Location	Developable Square Feet (1)	Structured Parking Square Feet	Type of Planned Development
Unencumbered Development Properties
Los Angeles County
755 South Figueroa	Los Angeles, CA	930,000	266,000	Office
Glendale Center-Phase II	Glendale, CA	264,000	158,000	Mixed Use

Total Los Angeles County		1,194,000	424,000

Orange County
Stadium Tower II	Anaheim, CA	282,000	367,000	Office
Brea Financial Commons/ Brea Corporate Place (2)	Brea, CA	550,000	784,000	Office, Mixed Use
500 Orange Center (3)	Orange, CA	900,000	960,000	Office
City Tower II (4)	Orange, CA	465,000	696,000	Office

Total Orange County		2,197,000	2,807,000

San Diego County
San Diego Tech Center (5), (6)	Sorrento Mesa, CA	1,320,000	1,674,000	Office

Total		4,711,000	4,905,000

Development Properties Encumbered by Defaulted Mortgages
Pacific Arts Plaza	Costa Mesa, CA	468,000	260,000	Office
		225,000	—	Residential (7)
2600 Michelson (8)	Irvine, CA	270,000	154,000	Office

Total		963,000	414,000

(1)	The developable square feet presented represents the office, retail, hotel and residential footages that we estimate can be developed on the referenced property.

(2)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the allowed density under current zoning and capacity considerations for the site still under planning review.

(3)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the allowed density under current zoning. Approximately 60,000 square feet of the estimated development potential will require the consolidation of an adjacent remnant parcel in cooperation with the City of Orange.

(4)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the allowed density under a Conditional Use Permit obtained for the property in 2001, which has since expired.

(5)	Land held for development was not contributed to our joint venture with Macquarie Office Trust.

(6)	The third phase contemplates the demolition of 120,000 square feet of existing space.

(7)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the construction of 180 residential units as contemplated under a Program EIR completed by the City of Costa Mesa for this and other surrounding properties. This residential development would replace an existing 67,450 square foot office building at Pacific Arts Plaza.

(8)	The developable square feet presented represents management’s estimate of the development potential for the referenced property based on an allocation of excess trips reserved from our disposition of Inwood Park, which we have been in discussion with the City of Irvine over securing, and the potential utilization of excess trips from our other assets in the Irvine Business Complex (i.e., Park Place). This property is currently in receivership, along with the 2600 Michelson office building.

In September 2009, we completed construction at 207 Goode Avenue, an eight-story, 188,000 square foot office building located in Glendale, California and received a certificate of occupancy. We are currently engaging in efforts to lease 207 Goode to stabilization (which will be challenging in the current market).

Indebtedness

General

As of December 31, 2009, our consolidated debt was comprised of mortgages secured by 23 properties, three construction loans and one unsecured repurchase facility. A summary of our consolidated debt as of December 31, 2009 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$2,529.1	59.42%	5.52%	6 years
Variable-rate swapped to fixed-rate	425.0	9.99%	7.18%	3 years
Variable-rate	413.1	9.71%	4.10%	Less than 1 year

Total debt, excluding Properties in Default	3,367.2	79.12%	5.56%	5 years
Properties in Default	888.5	20.88%	9.60%

	$4,255.7	100.00%	6.40%

As of December 31, 2009, excluding mortgages encumbering the Properties in Default, approximately 69% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.8% on an interest-only basis with a weighted average remaining term of approximately six years. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.23% as of December 31, 2009, except for our 17885 Von Karman and 2385 Northside Drive construction loans, which bear interest at prime, which was 3.25% as of December 31, 2009, subject to a floor interest rate of 5.00% per the loan agreements.

As of December 31, 2009, our ratio of total consolidated debt to total consolidated market capitalization was 92.7% of our total market capitalization of $4.6 billion (based on the closing price of our common stock of $1.51 per share on the NYSE on December 31, 2009). Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 98.2% as of December 31, 2009. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of December 31, 2009.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data—Note 6 to Consolidated Financial Statements.”

Mortgage Loan Defaults

Six of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans. Amounts due under these loans that are unpaid as of the date of this report are as follows (in thousands):

Property	Initial Default Date	Interest	Principal Amortization Payment	Impound Amounts	Total
550 South Hope	August 6, 2009	$13,904	$—	$1,876	$15,780
2600 Michelson	August 11, 2009	6,827	—	895	7,722
Park Place II	August 11, 2009	6,704	918	897	8,519
Stadium Towers Plaza	August 11, 2009	7,025	—	73	7,098
Pacific Arts Plaza	September 1, 2009	10,067	—	1,099	11,166
Orange Tower	January 6, 2010	3,073	—	652	3,725

		$47,600	$918	$5,492	$54,010

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreements and late fees assessed by the special servicers.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. We are in discussions with the special servicers regarding a cooperative resolution on each of these assets, including through foreclosure, deed-in-lieu of foreclosure or short sale. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the loans in default as of the date of this report, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

Item 3.	Legal Proceedings.

We are involved in various litigation and other legal matters, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations. As described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” mortgage loans encumbering several of our properties are currently in default. The resolution of some or all of these defaults may involve various legal actions, including court-appointed receiverships, damages claims and foreclosures.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For information regarding the market in which our common stock is traded, see the cover page of this report. For information regarding the high and low closing prices of our common stock for the last two calendar years, see Item 8. “Financial Statements and Supplementary Data—Note 20 to Consolidated Financial Statements.”

Holders of Record

As of March 26, 2010, there were 225 holders of record of our common stock.

Dividends

Our board of directors did not declare a dividend on our common stock during 2008 and 2009. The actual amount and timing of distributions in 2010 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,087,629	(2)	1,137,665
Equity compensation plans not approved by security holders	—		—

	3,087,629		1,137,665

(1)	Issued under the Second Amended and Restated 2003 Incentive Award Plan approved by stockholders on June 5, 2007.

(2)	Weighted average exercise price is $1.17 per share for 928,650 nonqualified stock options outstanding. Restricted stock and restricted stock units totaling 2,158,979 shares have a par value of $0.01 per share.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During 2009, we accepted the cancellation of 25,232 shares of our common stock held by certain employees in accordance with the provisions of the Second Amended and Restated 2003 Incentive Award Plan to satisfy the employees’ minimum statutory tax withholding requirements related to restricted stock awards that vested. The value of the cancelled shares was calculated based on the closing market price of our common stock on the day prior to the applicable vesting date.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial and operating data for our company:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share amounts)
Operating Results (1), (2), (3), (4), (5)
Revenue:
Rental	$291,273	$291,372	$271,546	$191,853	$237,256
Tenant reimbursements	107,012	108,886	101,969	80,496	102,927
Hotel operations	20,623	26,616	27,214	27,054	24,037
Other revenue	57,840	65,141	61,813	53,300	48,863

Total revenue	476,748	492,015	462,542	352,703	413,083

Expenses:
Rental property operating and maintenance	111,078	109,301	98,889	67,921	80,831
Hotel operating and maintenance	14,064	17,105	17,146	17,324	15,739
Real estate taxes	40,623	44,011	39,720	26,208	34,925
Parking	13,607	14,629	11,541	9,962	9,797
General and administrative (6)	35,106	60,835	37,677	36,909	21,707
Other expense	6,034	5,866	5,177	649	2,649
Depreciation and amortization	151,184	159,234	157,064	101,183	135,117
Impairment of long-lived assets	500,831	—	—	—	—
Interest	270,633	237,371	199,340	107,300	136,314
Loss from early extinguishment of debt	—	1,463	21,662	11,440	1,613

Total expenses	1,143,160	649,815	588,216	378,896	438,692

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(666,412)	(157,800)	(125,674)	(26,193)	(25,609)
Equity in net loss of unconsolidated joint venture	(10,401)	(1,092)	(2,149)	(3,746)	—
Gain on sale of real estate (7)	20,350	—	—	108,469	—

(Loss) income from continuing operations	(656,463)	(158,892)	(127,823)	78,530	(25,609)

Discontinued Operations:
(Loss) income from discontinued operations before gain on sale of real estate (8)	(215,434)	(164,446)	(48,205)	942	(7,796)
Gain on sale of real estate	2,170	—	195,387	—	—

(Loss) income from discontinued operations	(213,264)	(164,446)	147,182	942	(7,796)

Net (loss) income	(869,727)	(323,338)	19,359	79,472	(33,405)
Net loss (income) attributable to common units of our Operating Partnership	108,570	14,354	(40)	(9,146)	9,587

Net (loss) income attributable to Maguire Properties, Inc.	(761,157)	(308,984)	19,319	70,326	(23,818)
Preferred stock dividends	(19,064)	(19,064)	(19,064)	(19,064)	(19,064)

Net (loss) income available to common stockholders	$(780,221)	$(328,048)	$255	$51,262	$(42,882)

Net (loss) income available to common stockholders per share–basic	$(16.21)	$(6.90)	$0.01	$1.11	$(0.99)

Weighted average number of common shares outstanding	48,127,997	47,538,457	46,750,597	46,257,573	43,513,810

Net (loss) income available to common stockholders per share–diluted	$(16.21)	$(6.90)	$0.01	$1.09	$(0.99)

Weighted average number of common and common equivalent shares outstanding	48,127,997	47,538,457	46,833,002	46,931,433	43,513,810

Amounts attributable to Maguire Properties, Inc.:
(Loss) income from continuing operations	$(573,940)	$(149,741)	$(107,867)	$69,498	$(17,459)
(Loss) income from discontinued operations	(187,217)	(159,243)	127,186	828	(6,359)

	$(761,157)	$(308,984)	$19,319	$70,326	$(23,818)

Distributions declared per common share	$—	$—	$1.60	$1.60	$1.60

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Financial Position
Investments in real estate, net	$3,192,445	$4,422,386	$4,962,707	$3,017,249	$3,588,623
Assets associated with real estate held for sale	—	182,597	—	—	—
Total assets	3,667,659	5,199,015	5,749,778	3,511,729	4,069,191
Mortgage and other secured loans	4,248,975	4,714,090	5,003,341	2,794,349	3,353,234
Obligations associated with real estate held for sale	—	171,348	—	—	—
Total liabilities	4,524,636	5,218,677	5,391,794	3,051,146	3,592,484
Stockholders’ (deficit) equity	(754,020)	(19,662)	343,314	431,912	436,637
Noncontrolling interests	(102,957)	—	14,670	28,671	40,070

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Other Information
Cash flows provided by (used in) operating activities	$6,983	$(42,658)	$45,742	$105,992	$104,817
Cash flows provided by (used in) investing activities	354,042	(138,759)	(2,635,790)	(65,426)	(1,494,618)
Cash flows (used in) provided by financing activities	(350,545)	87,072	2,663,772	15,523	1,370,340

(1)	Our selected financial data has been reclassified to reflect the disposition of 18581 Teller, City Parkway, Park Place I, 130 State College and the Lantana Media Campus during 2009, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for 2008, 2007, 2006 and 2005 will not agree to those previously reported in our Annual Reports on Form 10-K/A for the years ended December 31, 2008, 2007 and 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005, respectively.

(2)	Our selected financial data has been reclassified to reflect the disposition of 1920 and 2010 Main Plaza and City Plaza during 2008, which have been presented as discontinued operations in our consolidated statements of operations. Additionally, our 3161 Michelson property was classified as held for sale as of December 31, 2008 and its results of operations were reclassified to discontinued operations. Therefore, amounts presented in the table above for 2007 will not agree to those previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

(3)	Our selected financial data has been reclassified to reflect the disposition of Wateridge Plaza, Pacific Center and Regents Square during 2007, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for 2006 and 2005 will not agree to those previously reported in our Annual Reports on Form 10-K/A and 10-K for the years ended December 31, 2006 and 2005, respectively.

(4)	During 2007, we purchased 24 office properties and development sites from Blackstone Real Estate Advisors. The consolidated statements of operations include the results of operations for these properties commencing with their date of acquisition, April 24, 2007.

(5)	During 2005, we purchased ten office properties and three development sites from CommonWealth Partners. The consolidated statements of operations include the results of operations for these properties commencing with their date of acquisition, March 15, 2005.

(6)	General and administrative expense for 2008 includes $23.9 million of costs associated with the review of strategic alternatives and subsequent management changes.

(7)	Gain on sale of real estate for 2009 represents the recognition of a deferred gain from the 2006 contribution of an 80% interest in Cerritos Corporate Center to our joint venture with Macquarie Office Trust upon expiration of our loan guarantee. In 2006, amount represents the gain recorded on the contribution of an 80% interest in five previously wholly owned properties to our joint venture with Macquarie Office Trust.

(8)	Loss from discontinued operations in 2009 includes impairment charges totaling $207.7 million resulting from the disposition of City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus. In 2008, loss from discontinued operations includes impairment charges totaling $73.7 million resulting from the disposition of 1920 and 2010 Main Plaza and City Plaza combined with a $50.0 million impairment charge related to the writedown of 3161 Michelson to its estimated fair value, less estimated costs to sell, as of December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and related notes. See Item 8. “Financial Statements and Supplementary Data.”

Overview and Background

We are a self-administered and self-managed real estate investment trust, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the LACBD and are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

As of December 31, 2009, our Operating Partnership indirectly owns whole or partial interests in 31 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 14.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with GAAP. The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of December 31, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	19	29	10,790,937	6,709,201	20,959	10,790,937	6,709,201	20,959
Properties in Default	7	27	2,942,661	2,727,880	9,973	2,610,985	2,403,240	8,543
Unconsolidated joint venture	5	16	3,466,549	1,865,448	5,561	693,310	373,090	1,112

	31	72	17,200,147	11,302,529	36,493	14,095,232	9,485,531	30,614

Percentage Leased
Excluding Properties in Default			84.8%			84.6%

Properties in Default			74.2%			74.2%

Including Properties in Default			82.3%			82.7%

As of December 31, 2009, the majority of our Total Portfolio is located in nine Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services to our joint venture with Macquarie Office Trust.

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs. In 2009, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses. In 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working proactively to address challenges to our longer-term liquidity position, particularly our debt maturities, recourse obligations and leasing costs.

Sources and Uses of Liquidity

Our expected actual and potential liquidity sources and uses are, among others, as follows:

Sources	Uses

•     Unrestricted and restricted cash;

•     Cash generated from operations;

•     Asset dispositions;

•     Cash generated from the contribution of existing assets to joint ventures;

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

Actual and Potential Sources of Liquidity—

Described below are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs. These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and will be exposed to significant risks. While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified below could lead to our eventual insolvency. We face additional challenges in connection with our long-term liquidity position due to debt maturities and other factors. For a further discussion of risks associated with (among other matters) recent and potential future loan defaults, current economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors.”

Unrestricted and Restricted Cash—

A summary of our cash position is as follows (in millions):

December 31, 2009
Restricted cash:
Leasing and capital expenditure reserves	$30.3
Tax, insurance and other working capital reserves	25.9
Prepaid rent	27.0
Debt service reserves	2.3
Collateral accounts	41.7

Total restricted cash, excluding Properties in Default	127.2
Unrestricted cash and cash equivalents	91.0

Total restricted cash and unrestricted cash and cash equivalents, excluding Properties in Default	218.2
Restricted cash of Properties in Default	24.5

$242.7

The leasing and capital expenditure, tax, insurance and other working capital, prepaid rent and debt service reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loans. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. Of the $41.7 million held in cash collateral accounts by our counterparties as of December 31, 2009, we expect to receive a return of swap collateral of between approximately $16 million to $21 million during 2010.

In connection with past property acquisitions and loan refinancings, we typically reserved a portion of the loan proceeds at closing in restricted cash accounts to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants, (2) non-recurring discretionary capital expenditures, such as major lobby renovations, and (3) future payments of interest (debt service). As of December 31, 2009, we had a total of $28.8 million of leasing reserves, $1.5 million of capital expenditure reserves and $2.3 million of debt service reserves. For a number of the properties with such reserves, particularly in Orange County, the monthly debt service requirements exceed the monthly cash generated from operations. For assets we do not dispose of, we expect this cash flow deficit to continue unless we are able to stabilize those properties through lease-up. Stabilization is challenging in the current market, and lease-up may be costly and take a significant period of time.

The following is a summary of our available leasing reserves (excluding Properties in Default) as of December 31, 2009 (in millions):

	Restricted Cash Accounts	Undrawn Debt Proceeds	Total Leasing Reserves
LACBD	$10.0	$—	$10.0
Orange County	16.5	—	16.5
Tri-Cities	2.3	—	2.3
Completed developments (1)	—	24.9	24.9

	$28.8	$24.9	$53.7

(1)	Amount excludes undrawn debt proceeds related to the 2385 Northside Drive construction loan, which was repaid in March 2010 upon disposition of the property. See “Subsequent Events.”

Historically, we have relied heavily upon leasing reserves to fund ongoing leasing costs. At our LACBD and Tri-Cities properties, these leasing reserves have been exhausted in large part, and future leasing costs will need to be funded primarily from property-generated cash flow. With respect to our Orange County assets, we continue to have adequate leasing reserves at our Brea Corporate Place, Brea Financial Commons, 3800 Chapman and 17885 Von Karman properties to fund leasing costs for the next several years, while the leasing reserves at City Tower have effectively been fully utilized.

Cash Generated from Operations—

Our cash generated from operations is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent from our tenants. Net cash generated from operations is tied to our level of operating expenses and other general and administrative costs, described below under “—Actual and Potential Uses of Liquidity.”

Occupancy levels.  There was negative absorption in 2009 in most of our submarkets, and our overall occupancy levels declined in 2009. We expect our occupancy levels in 2010 to be flat or lower than 2009 levels for the following reasons (among others):

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

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part I, Item 1A. “Risk Factors.”

Rental rates.  As a result of the economic crisis in 2009, average asking rental rates dropped in all of our submarkets (most dramatically in Orange County). On average, our in-place rents are generally close to current market in the LACBD, above market in the Tri-Cities and significantly above market in Orange County. Our leases with Pacific Enterprises for approximately 217,000 square feet at US Bank Tower and Southern California Gas Company for approximately 576,000 square feet at Gas Company Tower expire in 2010 and 2011, respectively. These leases have in-place rents in excess of $36.00 per square foot, which is approximately 40% above current market rental rates. We do not expect to re-lease the space at either building at those rates. In 2009, many landlords prioritized tenant retention by reducing rental rates and focusing on short-term lease extensions. During 2010, management does not expect significant rental rate increases or decreases from current levels in our submarkets. However, because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline further.

Collectability of rent from our tenants.  Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of December 31, 2009, our 20 largest tenants represented 48.6% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate. Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition. This resulted in increased lease defaults and decreased rent collectability in 2009. This trend may continue or worsen through year-end 2010 and beyond. In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, and we incurred typical transaction costs (including professional fees and commissions). In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the FDIC is acting as receiver.

Asset Dispositions—

In 2008, we announced our intent to sell certain assets, which we expect will help us (1) preserve cash, through the potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $0.6 billion of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash to be used for general corporate purposes. During 2009, we closed the following transactions:

•

In March 2009, we completed the disposition of 18581 Teller located in Irvine, California. This transaction was valued at approximately $22 million, which included the buyer’s assumption of the $20.0 million mortgage loan on the property. We received net proceeds of $1.8 million from this transaction, which we used for general corporate purposes.

•

In June 2009, we completed the disposition of City Parkway located in Orange, California, which included the buyer’s assumption of the $99.6 million mortgage loan on the property. We received no net proceeds in connection with this transaction. We have no further obligations with respect to the property-level debt and eliminated a master lease obligation on the property.

•

In June 2009, we completed the disposition of 3161 Michelson located at the Park Place campus in Irvine, California. The transaction was valued at $160.0 million. We received proceeds from this transaction of approximately $152 million, net of transaction costs. The net proceeds from this transaction, combined with approximately $6.5 million of unrestricted cash and approximately $5.0 million of restricted cash for leasing and debt service released to us by the lender, were used to repay the $163.5 million outstanding balance under the construction loan on the property. We have no further obligations with respect to the construction loan as well as the New Century master lease and parking master lease. Additionally, our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

•

In August 2009, we completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage.

•

In August 2009, we closed the sale of certain parking areas together with related development rights associated with the Park Place campus for $17.0 million. We received net proceeds of $16.5 million from this transaction, which we used for general corporate purposes.

•

In October 2009, we completed the disposition of 130 State College located in Orange County, California. We received net proceeds of $6.1 million from this transaction, which we used for general corporate purposes.

•

In December 2009, we completed the disposition of the Lantana Media Campus located in Santa Monica, California in transactions involving two separate buyers. The value of these transactions totaled approximately $200 million. We received proceeds of approximately $195 million, net of transaction costs, of which $175.8 million was used to repay the balances outstanding under the mortgage and construction loans secured by the Lantana Media Campus. We have no further obligations with respect to the mortgage and construction loans on the property. Additionally, our Operating Partnership has no further obligation to guarantee the repayment of the construction loan. Net of the debt repayment, we received net proceeds of $18.3 million from this transaction, which we intend to use for general corporate purposes.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries are currently in default under six CMBS mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.5 million square feet (Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower). As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure and a short sale. We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of reaching a cooperative resolution for each asset quickly. We remain the title holder on each of these assets, both as of December 31, 2009 and the date of this report.

Subsequent to year-end, we also disposed of Griffin Towers and 2385 Northside Drive, totaling a combined 0.6 million square feet of office space. While these transactions generated no net proceeds for us, they resulted in the elimination of $162.5 million of debt maturing in the next several years and the elimination of a $4.0 million repayment guaranty on our 2385 Northside Drive construction loan. With respect to the remainder of 2010, we are actively marketing several non-core assets, some of which may be disposed of at or below the debt and others which may potentially generate net proceeds. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

•	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	Whether potential buyers will be able to secure financing; and

•	The length of time needed to find a buyer and to close the sale of a property.

With respect to recent and potential dispositions, the marketing process has been lengthier than anticipated and expected pricing has declined (in some cases materially). This trend may continue or worsen. The foregoing means that the number of assets we could potentially sell to generate net proceeds has decreased, and the amount of expected net proceeds in the event of any asset sale has also decreased. We may be unable to complete the disposition of identified properties in the near term or at all, which could significantly impact our liquidity situation.

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

Furthermore, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in a taxable transaction. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 53.79% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2009 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower (initial expiration in 2012, with final expiration in 2015);

•	US Bank Tower (initial expiration in 2012, with final expiration in 2015);

•	KPMG Tower (initial expiration in 2012, with final expiration in 2015);

•	Wells Fargo Tower (initial expiration in 2010, with final expiration in 2013); and

•	Plaza Las Fuentes (excluding the Westin® Pasadena Hotel) (initial expiration in 2010, with final expiration in 2013).

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

Proceeds from Additional Secured or Unsecured Debt Financings—

We have historically financed our asset acquisitions and operations largely from secured debt financings. We currently do not have any arrangements for future financings. Substantially all of our developed assets are currently encumbered, and most of our existing debt arrangements contain rates and other terms that are unlikely to be obtained in the market at this time or in the near term. Given the current severely limited access to credit and our financial condition, it will also be challenging to obtain any significant unsecured financings in the near term.

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

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses. All of our business units underwent a thorough budgeting process in the fourth quarter of 2009 to allow for support of the Company’s 2010 business plan, while preserving capital. In particular, management continues to take steps to reduce general and administrative expenses and to reduce discretionary property operating expenses during 2010. Our completed and any future property dispositions will further reduce these expenses. Regardless of these efforts, operating our properties and our business requires a significant amount of capital.

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

As of December 31, 2009, we have executed leases (excluding those related to Properties in Default) that contractually commit us to pay $24.1 million in unpaid leasing costs, of which $3.1 million is contractually due in 2011, $1.5 million in 2012, $0.1 million in 2013 and $3.5 million in 2014 and beyond. The remaining $15.9 million is contractually available for payment to tenants upon request during 2010, but actual payment is largely determined by the timing of requests from those tenants.

As part of our effort to preserve cash, we intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term. Given the current economic environment, this is likely to result in a decrease in the number of leases we execute and average rental rates. In addition, for leases that we do execute, we expect that typical tenant concessions will increase.

As included in the summary table of available leasing reserves shown above, we have $53.7 million in available leasing reserves as of December 31, 2009. We incurred approximately $21 per square foot, $40 per square foot and $24 per square foot in leasing costs on new and renewal leases executed during 2009, 2008 and 2007, respectively. Actual leasing costs incurred will fluctuate as described above. Future leasing costs anticipated to be incurred at our recently completed development projects will also be higher than our historical averages on a per square foot basis, as these projects require the build out of raw space. However, we expect to fund the majority of these costs through construction loan proceeds.

Development and Redevelopment Costs—

We continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We intend to limit the amount of cash allocated to discretionary development and redevelopment projects in 2010. We have $26.5 million available under our 207 Goode and 17885 Von Karman construction loans, funds that are primarily available for anticipated leasing costs. The timing of our construction expenditures may fluctuate given the actual progress and status of the development properties and leasing activity. We believe that the undrawn construction loans available as of December 31, 2009 will be sufficient to substantially cover remaining tenanting costs.

Payments in Connection with Loans—

Debt Service.  As of December 31, 2009, we had $4.2 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default.

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

A summary of our debt maturing in 2010, 2011 and 2012 is as follows (in millions):

	2010	2011	2012	Maturity Date if Fully Extended
Repurchase facility	$7.4	$15.0	$—
Construction loans:
207 Goode	47.4	—	—	2011
17885 Von Karman	24.2	—	—
Mortgage loans:
Brea Corporate Place/Brea Financial Commons	109.0	—	—	2012
Plaza Las Fuentes	92.6	—	—	2013
Mission City Corporate Center	—	—	52.0
KPMG Tower	—	—	400.0

Total debt, excluding properties disposed of and Properties in Default	280.6	15.0	452.0
Griffin Towers (1)	125.0	20.0	—
2385 Northside Drive (2)	17.5	—	—
Properties in Default (3)	1.8	1.3	365.5

	$424.9	$36.3	$817.5

(1)	Our Griffin Towers mortgage and senior mezzanine loans were settled in March 2010 upon disposition of the property. See “Subsequent Events.”

(2)	Our 2385 Northside Drive construction loan was repaid in March 2010 upon disposition of the property. See “Subsequent Events.”

(3)	Amounts shown related to Properties in Default reflect the contractual maturity dates per the loan agreements. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Principal amounts that were contractually due and unpaid as of December 31, 2009 are included in the 2010 column. Management does not intend to settle principal amounts related to Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

In connection with the disposition of Griffin Towers, the $22.4 million repurchase facility was converted into an unsecured term loan. The term loan has the same terms as the repurchase facility, including the interest rate spreads and repayment dates. The term loan continues to be an obligation of our Operating Partnership.

Our 207 Goode construction loan matures in May 2010 and has a one-year extension option. We do not meet the extension requirements under the loan agreement and have entered into extension negotiations with the lender. The loan is currently fully recourse due to a repayment guarantee made by our Operating Partnership. The repayment guarantee can be reduced to $9.7 million if certain criteria are met, which we believe we have met. We submitted our repayment guarantee reduction request on February 12, 2010, which the lender rejected. Discussions are in progress both with respect to the recourse reduction request and the upcoming debt maturity. If unsuccessful, our Operating Partnership could be obligated to fund the difference between the current loan balance of $47.4 million and the ultimate value achieved in a disposition of the asset.

Our 17885 Von Karman construction loan matures in June 2010 with no further extension options. The loan has a $6.7 million partial repayment guarantee made by our Operating Partnership. We have entered into extension negotiations with the lender. If unsuccessful, we could be obligated to fund the difference between the current loan balance of $24.2 million and the ultimate value achieved in a disposition of the asset, with a cap of $6.7 million. We are focused on leasing the asset to stabilization and pursuing a disposition of the property.

Our Brea Corporate Place/Brea Financial Commons mortgage matures in May 2010. We have two one-year extension options remaining as of December 31, 2009. The next extension requires that we meet a debt service coverage ratio test and that we deliver an interest rate cap. Management expects to meet the extension requirements and intends to extend the maturity date of the loan to May 2011. If we are unable to fulfill the extension conditions, we could elect to make a paydown on this loan in order to obtain the extension.

Our Plaza Las Fuentes mortgage loan matures in September 2010. This loan has three one-year extension options remaining at December 31, 2009. The extension requirements include, among other things, meeting a debt service coverage ratio test and a loan-to-value test. If we are unable to fulfill the extension conditions, we will likely need to make a paydown on this loan in order to obtain the extension.

Our Mission City Corporate Center mortgage matures in April 2012.

Our KPMG Tower mortgage matures in October 2012. Based on current underwriting standards, management expects that this loan will require a substantial paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make this paydown.

Payments to Extend, Refinance, Modify or Exit Loans.  In the ordinary course of business and as part of our current strategic initiatives, we frequently endeavor to extend, refinance, modify or exit loans. If we are unable to do so on reasonable terms or at all, the resulting costs will deplete our capital resources and we could become insolvent.

Because of our limited unrestricted cash and the reduced market value of our assets when compared with the debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we will seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancings will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

We also have significant covenants in other loan agreements, including: (1) required levels of interest coverage, fixed charge coverage and liquidity, (2) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the “NYSE and/or another nationally recognized stock exchange, and (3) receipt of an unqualified audit opinion on our annual financial statements. Although we were in compliance with these covenants as of December 31, 2009, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates. We are taking active steps to address any potential non-compliance issues. However, any covenant modifications would likely require a payment by us to secure lender approval. No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all. The impact of non-compliance varies based on the terms of the applicable loan, but in some cases could result in the acceleration of a significant financial obligation.

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

Swap Obligations—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”). As of December 31, 2009, the Swap Liability was $41.6 million. As of December 31, 2009, we had transferred $40.1 million in cash to our counterparty to satisfy our collateral posting requirement under the swap. This collateral will be returned to us during the remaining term of the swap agreement as we settle our monthly obligations.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both our Swap Liability and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of December 31, 2009, one-month LIBOR was 0.23%. As of December 31, 2009, each 0.25% weighted average decrease in future LIBOR rates during the remaining swap term would result in the requirement to post approximately $2 million in additional cash collateral, while each 0.25% weighted average increase in future LIBOR rates during the remaining swap term would result in the return to us of approximately $2 million in cash collateral from our counterparty. Accordingly, movements in future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2010.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will also decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral. During 2010, we expect to receive a return of approximately $16 million to $21 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to anticipated increases in future LIBOR rates.

Distributions to Common and Preferred Stockholders and Unit Holders—

We are required to distribute 90% of our REIT taxable income (excluding net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We have historically funded a portion of our distributions from borrowings, and have distributed amounts in excess of our REIT taxable income. We may be required to use future borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. As of December 31, 2009, Maguire Properties, Inc. had a net operating loss carryforward of approximately $608 million. Unless we generate significant net operating income through asset dispositions, we do not expect the need to pay distributions to our stockholders during 2010 to maintain our REIT status.

From the date of our initial public offering on June 27, 2003 through December 31, 2007, we paid quarterly dividends on our common stock and Operating Partnership units at a rate of $0.40 per common share and unit, equivalent to an annual rate of $1.60 per common share and Operating Partnership unit. The board of directors did not declare dividends on our common stock during 2008 or 2009.

From January 23, 2004 until October 31, 2008, we paid quarterly dividends on our Series A Preferred Stock at a rate of $0.4766 per share. On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of January 31, 2010, we have missed five quarterly dividend payments totaling $23.8 million. If we miss six or more quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A Preferred Stock are entitled to elect two additional members to our board of directors (the “Preferred Directors”). The Preferred Directors will serve on our board until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.

All distributions to common stockholders, preferred stockholders and Operating Partnership unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Indebtedness

Mortgage and Other Loans

As of December 31, 2009, our consolidated debt was comprised of mortgages secured by 23 properties, three construction loans and one unsecured repurchase facility. A summary of our consolidated debt as of December 31, 2009 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$2,529.1	59.42%	5.52%	6 years
Variable-rate swapped to fixed-rate	425.0	9.99%	7.18%	3 years
Variable-rate	413.1	9.71%	4.10%	Less than 1 year

Total debt, excluding Properties in Default	3,367.2	79.12%	5.56%	5 years
Properties in Default	888.5	20.88%	9.60%

	$4,255.7	100.00%	6.40%

As of December 31, 2009, excluding mortgages encumbering the Properties in Default, approximately 69% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.8% on an interest-only basis with a weighted average remaining term of approximately six years. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.23% as of December 31, 2009, except for our 17885 Von Karman and 2385 Northside Drive construction loans, which bear interest at prime, which was 3.25% as of December 31, 2009, subject to a floor interest rate of 5.00% per the loan agreements.

As of December 31, 2009, our ratio of total consolidated debt to total consolidated market capitalization was 92.7% of our total market capitalization of $4.6 billion (based on the closing price of our common stock of $1.51 per share on the NYSE on December 31, 2009). Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 98.2% as of December 31, 2009. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of December 31, 2009.

Certain information with respect to our indebtedness as of December 31, 2009 is as follows (in thousands, except percentage amounts):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service (2)
Floating-Rate Debt
Repurchase facility (3)	2.98%	5/1/2011	$22,420	$678

Construction Loans:
17885 Von Karman	5.00%	6/30/2010	24,154	1,224
207 Goode (4)	2.03%	5/1/2010	22,444	462
2385 Northside Drive (5)	5.00%	8/6/2010	17,506	887

Total construction loans			64,104	2,573

Variable-Rate Mortgage Loans:
Griffin Towers (6)	6.50%	5/1/2010	125,000	8,238
Plaza Las Fuentes (7)	3.48%	9/29/2010	92,600	3,268
Brea Corporate Place (8)	2.18%	5/1/2010	70,468	1,558
Brea Financial Commons (8)	2.18%	5/1/2010	38,532	852

Total variable-rate mortgage loans			326,600	13,916

Variable-Rate Swapped to Fixed-Rate Loans:
KPMG Tower (9)	7.16%	10/9/2012	400,000	29,054
207 Goode (4)	7.36%	5/1/2010	25,000	1,867

Total variable-rate swapped to fixed-rate loans			425,000	30,921

Total floating-rate debt			838,124	48,088

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Two California Plaza	5.50%	5/6/2017	470,000	26,208
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
City Tower	5.85%	5/10/2017	140,000	8,301
Glendale Center	5.82%	8/11/2016	125,000	7,373
801 North Brand	5.73%	4/6/2015	75,540	4,386
Mission City Corporate Center	5.09%	4/1/2012	52,000	2,685
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666
701 North Brand	5.87%	10/1/2016	33,750	2,009
700 North Central	5.73%	4/6/2015	27,460	1,594
Griffin Towers Senior Mezzanine (10)	13.00%	5/1/2011	20,000	2,636

Total fixed-rate rate debt			2,529,120	141,659

Total debt, excluding Properties in Default			3,367,244	189,747

Properties in Default
Pacific Arts Plaza (11)	9.15%	4/1/2012	270,000	25,055
550 South Hope Street (12)	10.67%	5/6/2017	200,000	21,638
500 Orange Tower (13)	5.88%	5/6/2017	110,000	6,560
2600 Michelson (14)	10.69%	5/10/2017	110,000	11,927
Stadium Towers Plaza (15)	10.78%	5/11/2017	100,000	10,934
Park Place II (16)	10.39%	3/11/2012	98,482	10,374

Total Properties in Default			888,482	86,488

Total consolidated debt			4,255,726	$276,235

Debt discount			(6,751)

Total consolidated debt, net			$4,248,975

(1)	Assuming no payment has been made in advance of its due date.

(2)	The December 31, 2009 one-month LIBOR rate of 0.23% was used to calculate interest on the variable-rate loans, except for the 17885 Von Karman and 2385 Northside Drive construction loans, which were calculated using the floor interest rate under the loan agreements of 5.00%.

(3)	This loan currently bears interest at a variable rate of LIBOR plus 2.75%, increasing to LIBOR plus 3.75% in June 2010. In connection with the disposition of Griffin Towers in March 2010, the repurchase facility was converted into an unsecured term loan. See “Subsequent Events.”

(4)	This loan bears interest at LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%. One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(5)	In March 2010, this loan was repaid upon disposition of the property. See “Subsequent Events.”

(6)	This loan bears interest at a rate of the greater of LIBOR or 3.00%, plus 3.50%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.00% during the loan term. In March 2010, this loan was settled upon disposition of the property. See “Subsequent Events.”

(7)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(8)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(9)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(10)	In March 2010, this loan was settled upon disposition of the property. See “Subsequent Events.”

(11)	Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payments under this loan that were due beginning on September 1, 2009 and continuing through and including March 1, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(12)	Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due beginning on August 6, 2009 and continuing through and including March 6, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(13)	Our special purpose property-owning subsidiary that owns the 500 Orange Tower property failed to make the debt service payments under this loan that were due beginning on January 6, 2010 and continuing through and including March 6, 2010. See “Subsequent Events.”

(14)	Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including March 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(15)	Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including March 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(16)	Our special purpose property-owning subsidiary that owns the Park Place II property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including March 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

Mortgage Loan Defaults

The interest expense recorded in our consolidated statement of operations during 2009 related to mortgage loans in default as of December 31, 2009 is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	5	$4,820	$4,111
2600 Michelson	August 11, 2009	5	2,662	2,185
Park Place II	August 11, 2009	5	2,251	1,961
Stadium Towers Plaza	August 11, 2009	5	2,458	1,986
Pacific Arts Plaza	September 1, 2009	4	4,715	3,660

			$16,906	$13,903

The amounts shown in the table above include contractual and default interest calculated per the terms of the loan agreements.

Each of these loans continues to be in default through the date of this report. Additionally, the special purpose property-owning subsidiary that owns 500 Orange Tower defaulted on the mortgage loan encumbering the property by failing to make the required debt service payment due on January 6, 2010. See “Subsequent Events.”

In October 2009, our special purpose property-owning subsidiary that owns Park Place II entered into a forbearance agreement with the lender, master servicer and special servicer. Under this agreement, we will continue to manage and operate Park Place II and market the property for sale during the forbearance period. We are receiving disbursements from the restricted lockbox accounts held by the lender to fund the operating expenses and leasing costs of Park Place II during the forbearance period.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. We are in discussions with the special servicers regarding a cooperative resolution on each of these assets, including through foreclosure, deed-in-lieu of foreclosure or short sale. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the loans in default as of December 31, 2009, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of December 31, 2009 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of December 31, 2009	Available for Future Funding	Operating Partnership Repayment Guarantee
207 Goode	$64,497	$47,444	$17,053	$47,444
17885 Von Karman	33,600	24,154	9,446	6,720

	98,097	71,598	26,499
2385 Northside Drive (1)	19,860	17,506	2,354	3,972

	$117,957	$89,104	$28,853

(1)	In March 2010, the 2385 Northside Drive construction loan was repaid upon disposition of the property. See “Subsequent Events.”

Amounts shown as available for future funding as of December 31, 2009 represent funds that can be drawn to pay for remaining project development costs, including interest, tenant improvement and leasing costs.

Each of our construction loans is subject to a partial or total guarantee by our Operating Partnership. The amounts guaranteed at any point in time are based on the stage of the development cycle that the project is in and are subject to reduction when certain financial ratios have been met. These repayment guarantees expire if and when the underlying loans have been fully repaid. Our 207 Goode construction loan is currently fully recourse to our Operating Partnership. The repayment guarantee can be reduced to $9.7 million if certain criteria are met, which we believe we have met. We submitted our repayment guarantee reduction request on February 12, 2010, which the lender rejected. Discussions are in progress with the lender regarding our guarantee reduction request.

2009 Loan Amendments

Lantana Media Campus Construction Loan—

In July 2009, we entered into a loan modification to amend the financial covenants of our Lantana Media Campus construction loan. As part of the conditions of this loan modification, we made a principal paydown totaling $6.0 million in satisfaction of the payment required to extend the maturity date of this loan. This loan was repaid in December 2009 upon disposition of the property.

Plaza Las Fuentes—

In August 2009, we entered into a loan modification to amend the financial covenants of our Plaza Las Fuentes mortgage loan. As a result of the modification, the minimum tangible net worth (as defined in the loan agreement) that we must maintain during the life of this loan was reduced to $200.0 million (previously $500.0 million) and the minimum amount of liquidity (as defined in the loan agreement) that we must maintain during the life of this loan was reduced to $20.0 million (previously $50.0 million). Additionally, the leverage ratio covenant was eliminated.

As part of the conditions of this loan modification, we made a principal paydown totaling $4.0 million and are allowing the lender to apply excess receipts at the property level until the loan balance has been reduced by an additional $3.0 million. As of December 31, 2009, we have made $2.0 million of principal reduction payments toward the $3.0 million requirement. After the loan has been reduced by $3.0 million, the amount of principal payments will be increased to $200.0 thousand per month (previously $100.0 thousand per month).

Dispositions

We disposed of 18581 Teller in March 2009. The $20.0 million mortgage loan related to this property was assumed by the buyer upon disposition.

In June 2009, we disposed of City Parkway. The $99.6 million mortgage loan related to this property was assumed by the buyer upon disposition.

We disposed of 3161 Michelson in June 2009. The $163.5 million outstanding balance under the construction loan was repaid using approximately $152 million of net proceeds from the transaction combined with $6.5 million of unrestricted cash and $5.0 million of restricted cash for leasing and debt service released to us by the lender.

We completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I in August 2009. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage.

We disposed of Lantana Media Center in December 2009. The $175.8 million outstanding balance under the mortgage and construction loans was repaid using proceeds from this transaction.

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

Master Lease Agreements with Lenders—

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

We received a termination fee from Ameriquest in the amount of $2.4 million, which we deposited in lender-controlled debt service reserves as a prepayment of a portion of our City Tower Master Lease obligations. Subsequent to July 1, 2007, we leased 34,353 rentable square feet to new tenants whose leases will generate another $2.0 million in rents through February 28, 2010. A combination of the Ameriquest termination fees deposited in the lender-controlled debt service reserves, as well as future rent payable under the space re-leased to date, satisfies our obligations as it relates to paying rents under our City Tower Master Lease. City Tower is a 412,427 rentable square foot building that is 82.2% leased as of December 31, 2009.

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

During the fourth quarter of 2007, one of these new tenants terminated their lease on 20,025 rentable square feet. As a result, our obligations to fund the remaining $0.9 million in future rent payable under their 20,025 rentable square foot lease from October 1, 2007 to January 31, 2011, as well as our obligation to pay for the first $34.00 per square foot, or approximately $0.7 million, in costs associated with re-leasing this space, were triggered under the 2600 Michelson Master Lease. We received a termination fee from this tenant in the amount of $0.3 million, which we deposited in lender-controlled debt service reserves as a prepayment of a portion of our 2600 Michelson Master Lease obligations. Unless we re-lease this space to a new tenant, we will be required to fund the remaining $0.4 million in rental obligations on a monthly basis and then deposit $0.7 million into a lender-controlled leasing reserve on January 31, 2011.

As of December 31, 2009, the tenants occupying the remaining 77,773 rentable square feet covered under the 2600 Michelson Master Lease are current under their lease agreements. Our remaining exposure related to these tenants is approximately $2.5 million as of December 31, 2009. As long as these tenants are not in default under their lease agreements, our contingent obligations under the 2600 Michelson Master Lease will decrease to zero by January 31, 2011, at a rate of approximately $0.5 million per quarter. Should these tenants default under their lease agreements prior to that date, in addition to our responsibility to guarantee their remaining future rental payments, our Operating Partnership will also be liable for the first $34.00 per square foot, or $2.6 million, of leasing costs incurred to re-lease this space. 2600 Michelson is a 308,329 rentable square foot building that is 67.7% leased as of December 31, 2009.

Debt Service Guaranties—

As a condition to closing the fixed-rate mortgage loans on 500 Orange Tower, 3800 Chapman and the $109.0 million variable-rate mortgage secured by both Brea Corporate Place and Brea Financial Commons (the “Brea Campus”) in 2007, our Operating Partnership entered into various debt service guaranty agreements. Under each of the debt service guaranties, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, (iii) the rollover reserve, and (iv) the ground lease reserve (Brea Corporate Place only). Each guaranty commenced on January 1, 2009. The 500 Orange Tower guaranty expired on December 31, 2009 and the 3800 Chapman guaranty expires on May 6, 2017. For the loan secured by our Brea Campus, our guaranty expires on May 1, 2010, unless we exercise our extension options, through which the guaranty can be extended until May 1, 2012 if all remaining extension options are exercised. Each of the guaranties can expire before its respective term upon determination by the lender that the relevant property has achieved a debt service coverage ratio (as defined in the loan agreements) of at least 1.10 to 1.00 for two consecutive calculation dates.

The following table provides information regarding each debt service guaranty as of December 31, 2009:

Property	Rentable Square Feet	Leased Percentage	Guaranty Commencement Date	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
3800 Chapman	158,767	75.9%	1-1-09	5-06-17	$2.7M	$2.4M
Brea Campus	495,489	73.0%	1-1-09	5-01-10	2.4M	3.5M

(1)	Annual debt service represents annual interest expense only.

(2)	Tax and insurance reserve payment obligations and ground lease payment obligations (Brea Corporate Place only) are reflected as deductions to derive in-place annual cash NOI. In-place annual cash NOI represents actual fourth quarter 2009 cash NOI multiplied by four.

During the term of the respective guaranties shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

Plaza Las Fuentes Mortgage Guarantee Obligations—

In connection with our special purpose property-owning subsidiary’s entry into a $100.0 million mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet). If either tenant defaults on its lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”). The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest. We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months worth of rent, provided that, in no event shall the amount deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant. As of December 31, 2009, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million, while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $10 million. As of December 31, 2009 and through the date of this report, both tenants are current on their lease payments.

Non-Recourse Carve Out Guarantees—

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

•

Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•

Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of our Operating Partnership or the Company.

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

Results of Operations

2009 Compared to 2008

Our results of operations for 2009 compared to 2008 were affected by dispositions made during 2008 and 2009. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our office portfolio, with the exception of the Properties in Default, our joint venture properties, 2385 Northside Drive and 17885 Von Karman.

Consolidated Statements of Operations Information

(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Year Ended		Increase/ (Decrease)	% Change	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/09	12/31/08			12/31/09	12/31/08
Revenue:
Rental	$237.3	$233.4	$3.9	2%	$291.3	$291.4	$(0.1)	—
Tenant reimbursements	93.3	92.8	0.5	1%	107.0	108.9	(1.9)	-2%
Hotel operations	—	—	—	—	20.6	26.6	(6.0)	-23%
Parking	42.2	44.1	(1.9)	-4%	47.1	49.2	(2.1)	-4%
Management, leasing and development services	—	—	—	—	6.9	6.6	0.3	5%
Interest and other	1.8	4.0	(2.2)	-55%	3.8	9.3	(5.5)	-59%

Total revenue	374.6	374.3	0.3	—	476.7	492.0	(15.3)	-3%

Expenses:
Rental property operating and maintenance	88.8	88.0	0.8	1%	111.1	109.3	1.8	2%
Hotel operating and maintenance	—	—	—	—	14.1	17.1	(3.0)	-18%
Real estate taxes	32.5	35.3	(2.8)	-8%	40.6	44.0	(3.4)	-8%
Parking	12.0	12.1	(0.1)	-1%	13.6	14.6	(1.0)	-7%
General and administrative	—	—	—	—	35.1	60.8	(25.7)	-42%
Other expense	5.1	4.8	0.3	6%	6.0	5.9	0.1	2%
Depreciation and amortization	117.8	118.6	(0.8)	-1%	151.2	159.2	(8.0)	-5%
Impairment of long-lived assets	—	—	—	—	500.8	—	500.8	—
Interest	168.3	181.3	(13.0)	-7%	270.6	237.4	33.2	14%
Loss from early extinguishment of debt	—	—	—	—	—	1.5	(1.5)	—

Total expenses	424.5	440.1	(15.6)	-4%	1,143.1	649.8	493.3	76%

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(49.9)	(65.8)	15.9		(666.4)	(157.8)	(508.6)
Equity in net loss of unconsolidated joint venture	—	—	—		(10.4)	(1.1)	(9.3)
Gain on sale of real estate	—	—	—		20.3	—	20.3

Loss from continuing operations	$(49.9)	$(65.8)	$15.9		$(656.5)	$(158.9)	$(497.6)

Loss from discontinued operations					$(213.3)	$(164.5)	$(48.8)

Rental and Tenant Reimbursements Revenue

Same Properties Portfolio and Total Portfolio rental and tenant reimbursements revenue was basically flat during 2009 as compared to 2008. We maintained this level of revenue by renewing leases with existing tenants and leasing space to new tenants. We leased approximately 1.4 million effective square feet during 2009, and our Effective Portfolio was 82.7% leased as of December 31, 2009 compared to 79.3% as of December 31, 2008.

Hotel Operations Revenue

Hotel operations revenue decreased $6.0 million, or 23%, during 2009 as compared to 2008, primarily due to a significant decrease in hotel occupancy and food/beverage sales. The average daily rate decreased 11.6% during 2009 as compared to 2008 as a result of lower convention center activities combined with a decrease in rates due to competition from other hotels in the area.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $2.2 million, or 55%, while Total Portfolio interest and other revenue decreased $5.5 million, or 59%, during 2009 as compared to 2008. Both decreases were as the result of lower cash balances and lower interest rates earned on those balances during 2009.

Rental Property Operating and Maintenance Expense

Total Portfolio rental property operating and maintenance expense increased $1.8 million, or 2%, during 2009 as compared to 2008, largely due to higher property insurance rates, increased personal property tax assessments in Los Angeles County and building repairs during 2009.

Hotel Operating and Maintenance Expense

Hotel operating and maintenance decreased $3.0 million, or 18%, during 2009 as compared to 2008, primarily due to strategic management of overhead costs in anticipation of lower hotel occupancy and a decrease in management fees earned by Westin® due to reduced revenue.

Real Estate Taxes Expense

Same Properties Portfolio real estate taxes decreased $2.8 million, or 8%, while Total Portfolio real estate taxes decreased $3.4 million, or 8%, during 2009 as compared to 2008, mainly due to base year reductions at a number of properties combined with the retirement of Los Angeles County Metropolitan Transportation Authority Bonds on which we were being assessed.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $25.7 million, or 42%, during 2009 as compared to 2008. This decrease was primarily due to $15.6 million of costs incurred in connection with changes in management, primarily contractual separation obligations for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease combined with $8.3 million of investment banking, legal and other professional fees incurred in connection with the strategic review that was concluded by the Special Committee of our board of directors during 2008. Additionally, we reduced corporate overhead expenses as part of our focus on preserving cash and benefited from lower stock compensation expense in 2009 as a result of the departure of certain senior executives in 2008 and 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Total Portfolio decreased $8.0 million, or 5%, during 2009 as compared to 2008, primarily due to a reduction in the carrying amount of the Properties in Default as a result of impairment charges recorded in 2009.

Impairment of Long-Lived Assets

We recorded impairment charges totaling $500.8 million in the Total Portfolio during 2009, mainly due to the writedown of the Properties in Default and other office properties to their estimated fair value and the writeoff certain assets related to our investment in DH Von Karman Maguire, LLC. There was no comparable activity during 2008.

Interest Expense

Interest expense for the Same Properties Portfolio decreased $13.0 million, or 7% during 2009 as compared to 2008 primarily due to lower average LIBOR rates in 2009.

Total Portfolio interest expense increased $33.2 million, or 14%, during 2009 as compared to 2008 primarily due to the accrual of $13.9 million of default interest on Properties in Default during 2009 as well as recognition of an $11.3 million realized loss on a forward-starting interest swap during 2009 due to settlement of the swap. There was no comparable activity during 2008. Interest expense during 2009 was also impacted by lower capitalized interest resulting from reduced development activity as well as a full year of interest expense on our Plaza Las Fuentes mortgage (versus three months during 2008) and the writeoff of deferred financing costs totaling $2.8 million related to Properties in Default.

Equity in Net Loss of Unconsolidated Joint Venture

Our equity in net loss of unconsolidated joint venture was $10.4 million during 2009 largely as a result of the joint venture’s impairment of the Quintana Campus. There was no comparable activity during 2008. We did not record losses totaling $4.0 million as part of our equity in net loss of unconsolidated joint venture during 2009 because our basis in the joint venture has been reduced to zero.

Gain on Sale of Real Estate

We recorded a $20.3 million gain on sale of real estate in the Total Portfolio during 2009 as the result of the expiration of a loan guarantee made by our Operating Partnership on the Cerritos Corporate Center mortgage. This gain was deferred at the time we contributed Cerritos Corporate Center to our joint venture with Macquarie Office Trust.

Discontinued Operations

Our loss from discontinued operations of $213.3 million in 2009 was comprised primarily of impairment charges totaling $207.7 million recorded in connection with the disposition of City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus. Our loss from discontinued operations of $164.5 million in 2008 was primarily due to impairment charges totaling $73.7 million recorded in connection with the disposition of 1920 and 2010 Main Plaza and City Plaza and a $50.0 million charge to reduce the carrying value of 3161 Michelson to its estimated fair value, less estimated costs to sell, due to the decision to classify this property as held for sale as of December 31, 2008.

Results of Operations

2008 Compared to 2007

Our results of operations for 2008 compared to 2007 were affected by acquisitions made during 2007 and dispositions made in both years. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio analysis are the properties in our office portfolio, with the exception of the Properties in Default, our joint venture properties, properties acquired in the Southern California Equity Office Properties portfolio (the “Blackstone Transaction”), 2385 Northside Drive and 17885 Von Karman.

Consolidated Statements of Operations Information

(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Year Ended		Increase/ (Decrease)	% Change	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/08	12/31/07			12/31/08	12/31/07
Revenue:
Rental	$169.1	$164.9	$4.2	3%	$291.4	$271.5	$19.9	7%
Tenant reimbursements	72.6	72.9	(0.3)	—	108.9	102.0	6.9	7%
Hotel operations	—	—	—	—	26.6	27.2	(0.6)	-2%
Parking	36.3	33.7	2.6	8%	49.2	43.2	6.0	14%
Management, leasing and development services	—	—	—	—	6.6	9.1	(2.5)	-27%
Interest and other	2.1	1.6	0.5	31%	9.3	9.5	(0.2)	-3%

Total revenue	280.1	273.1	7.0	3%	492.0	462.5	29.5	6%

Expenses:
Rental property operating and maintenance	64.2	64.0	0.2	—	109.3	98.9	10.4	11%
Hotel operating and maintenance	—	—	—	—	17.1	17.1	—	—
Real estate taxes	23.5	23.5	—	—	44.0	39.7	4.3	11%
Parking	10.3	9.8	0.5	5%	14.6	11.5	3.1	27%
General and administrative	—	—	—	—	60.8	37.7	23.1	61%
Other expense	0.2	0.2	—	—	5.9	5.2	0.7	13%
Depreciation and amortization	77.9	75.7	2.2	3%	159.2	157.1	2.1	1%
Interest	125.9	115.1	10.8	9%	237.4	199.3	38.1	19%
Loss from early extinguishment of debt	—	13.2	(13.2)	—	1.5	21.7	(20.2)	—

Total expenses	302.0	301.5	0.5	—	649.8	588.2	61.6	10%

Loss from continuing operations before equity in net loss of unconsolidated joint venture	(21.9)	(28.4)	6.5		(157.8)	(125.7)	(32.1)
Equity in net loss of unconsolidated joint venture	—	—	—		(1.1)	(2.1)	1.0

Loss from continuing operations	$(21.9)	$(28.4)	$6.5		$(158.9)	$(127.8)	$(31.1)

(Loss) income from discontinued operations					$(164.5)	$147.1	$(311.6)

Rental Revenue

Total Portfolio rental revenue increased $19.9 million, or 7%, during 2008 as compared to 2007 due to twelve months of activity for properties acquired in the Blackstone Transaction during 2008 versus eight months of activity during 2007, partially offset by lower average occupancy during 2008 in the properties acquired in the Blackstone Transaction and at our Park Place and Pacific Arts Plaza properties located in Orange County, California.

Tenant Reimbursements Revenue

Total Portfolio tenant reimbursement revenue increased $6.9 million, or 7%, during 2008 as compared to 2007, primarily due to properties acquired in the Blackstone Transaction.

Parking Revenue

Parking revenue for the Same Properties Portfolio increased $2.6 million, or 8%, during 2008 as compared to 2007 as a result of annual parking rate increases of 5% made in July each year.

Total Portfolio parking revenue increased $6.0 million, or 14%, during 2008 as compared to 2007, mainly due to properties acquired in the Blackstone Transaction and, to a lesser extent, the Same Properties Portfolio.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue decreased $2.5 million, or 27%, during 2008 as compared to 2007 as a result of a decrease in leasing commissions earned from our joint venture with Macquarie Office Trust combined with reduced revenues earned from Mr. Maguire due to the termination of these services pursuant to his separation agreement.

Rental Property Operating and Maintenance Expense

Total Portfolio rental property operating and maintenance expense increased $10.4 million, or 11%, during 2008 as compared to 2007, primarily due to properties acquired in the Blackstone Transaction.

Real Estate Taxes Expense

Total Portfolio real estate taxes increased $4.3 million, or 11%, during 2008 as compared to 2007, primarily due to properties acquired in the Blackstone Transaction.

Parking Expense

Total Portfolio parking expenses increased $3.1 million, or 27%, during 2008 as compared to 2007, primarily due to properties acquired in the Blackstone Transaction.

General and Administrative Expense

Total Portfolio general and administrative expense increased $23.1 million, or 61%, during 2008 as compared to 2007, mainly due to $15.6 million of costs incurred in connection with changes in management, primarily contractual separation obligation for our former senior executives, and exit costs and tenant improvement writeoffs related to the 1733 Ocean lease combined with $8.3 million of investment banking, legal and other professional fees incurred in connection with the strategic review that was concluded by the Special Committee of our board of directors during 2008, with no comparable activity during 2007.

Interest Expense

Interest expense for the Same Properties Portfolio increased $10.8 million, or 9%, during 2008 as compared to 2007, primarily due to the refinancing of Wells Fargo Tower (in April 2007) and KPMG Tower (in September 2007). The refinancing of these properties resulted in increased in loan balances and higher interest rates than the loans previously encumbering these properties.

Total Portfolio interest expense increased $38.1 million, or 19%, during 2008 as compared to 2007, primarily due to mortgage loans on the properties acquired in the Blackstone Transaction and, to a lesser extent, the refinancing of the Wells Fargo and KPMG Towers and the new financing obtained in September 2008 on Plaza Las Fuentes.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt for the Same Properties Portfolio decreased $13.2 million during 2008 as compared to 2007, largely due to the writeoff of unamortized loan costs and other costs incurred in connection with the refinancing of KPMG Tower in September 2007 and Wells Fargo Tower in April 2007, with no comparable activity during 2008.

Loss from early extinguishment of debt for our Total Portfolio was $1.5 million during 2008 as compared to $21.7 million in 2007. Activity in 2008 reflects the writeoff of unamortized loan costs related to the termination of our $130.0 million revolving credit facility. In 2007 activity includes costs incurred in connection with the refinancing of KPMG and Wells Fargo Towers along with the writeoff of unamortized loan costs for these loans and the loan on 18301 Von Karman, which was assumed by the joint venture upon contribution, as well as the repayment of the bridge mortgage loan and the term loan, each of which were used to help fund the Blackstone Transaction.

Discontinued Operations

Our loss from discontinued operations in 2008 totaled $164.5 million, primarily due to impairment charges totaling $73.7 million to write down 1920 and 2010 Main Plaza and City Plaza as a result of their disposition and $50.0 million to reduce the carrying value of 3161 Michelson to estimated fair value, less estimated costs to sell, due to the decision to classify this property as held for sale as of December 31, 2008. Our income from discontinued operations in 2007 totaled $147.1 million, including a $195.4 million gain from the sale of Pacific Center, Regents Square and Wateridge Plaza.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below.

	For the Year Ended December 31,		Increase/ (Decrease)
	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$6,983	$(42,658)	$49,641
Net cash provided by (used in) investing activities	354,042	(138,759)	492,801
Net cash (used in) provided by financing activities	(350,545)	87,072	(437,617)

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. In 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs. See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash provided by operating activities during 2009 totaled $7.0 million, compared to net cash used in operating activities during 2008 of $42.7 million. A reduction in general and administrative expenses combined with interest accrued related to the Properties in Default ($13.9 million of default interest plus $13.7 million of contractual interest) that was unpaid as of December 31, 2009 were the drivers of the increase in cash provided by operating activities. In 2010, we expect our operating cash flow to continue to improve as we continue to manage our property operating and general and administrative expenses and continue to work to dispose of properties with current and projected negative cash flow.

Investing Activities

Our cash flow from investing activities is generally impacted by our level of property development and capital expenditures for our operating properties. In the past, we have also funded restricted cash reserves at loan inception which we then use to pay for activities at our operating properties. Net cash provided by investing activities was $354.0 million during 2009, compared to net cash used in investing activities of $138.8 million during 2008, mainly due to proceeds received from the dispositions of 3161 Michelson, certain parking areas together with related development rights associated with the Park Place Campus, 130 State College and the

Lantana Media Campus. Additionally, we significantly reduced the amount of discretionary funds spent on tenant improvements and leasing commissions and development activity in 2009. We also received a larger return of collateral from our swap counterparty during 2009 compared to 2008. In 2010, we expect to continue the reduction in development and discretionary capital expenditure activity we began in 2009 as well as continue to use our restricted cash to pay for improvements at our operating properties. We also expect to continue to receive the return of restricted cash held in collateral account by our swap counterparty as we settle our obligations.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $350.5 million during 2009, compared to net cash provided by financing activities of $87.1 million during 2008, primarily due to repayment of the Lantana Media Campus mortgage and 3161 Michelson and Lantana Media Campus construction loans upon disposition of the assets and principal payments on our repurchase facility, with minimal borrowing activity during 2009. In 2010, we expect to continue to use funds received upon disposition of properties to repay the mortgage loans encumbering those properties. Due to our current liquidity position and the availability of substantial NOL carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future.

Development Properties

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

We are currently engaging in efforts to lease the following recently-completed development properties to stabilization:

•	207 Goode Avenue, an eight-story, 188,000 square foot office building located in Glendale, California; and

•	17885 Von Karman, a 151,370 square foot office building located in Irvine, California.

As we lease these properties to stabilization (which will be challenging in the current market), we will continue to incur leasing costs, which will be funded through our existing construction loans.

In March 2010, we disposed of our development property at 2385 Northside Drive. See “Subsequent Events.”

We also own undeveloped land that we believe can support up to approximately 5 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on our 2600 Michelson and Pacific Arts Plaza properties, which are in default.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2009, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Principal payments on mortgage and other loans–
Consolidated	$423,124	$35,000	$452,000	$533,000	$—	$1,924,120	$3,367,244
Properties in Default (1)	1,746	1,266	365,470	—	—	520,000	888,482
Our share of unconsolidated joint venture (2)	28,040	21,411	266	281	297	110,145	160,440
Interest payments–
Consolidated - fixed-rate (3)	141,659	139,909	137,007	127,493	107,878	214,143	868,089
Consolidated - variable-rate (4)	37,769	29,389	22,527	—	—	—	89,685
Properties in Default (1)	116,751	86,488	59,919	51,059	51,059	120,131	485,407
Our share of unconsolidated joint venture (2)	9,291	7,219	6,124	6,095	6,079	3,332	38,140
Capital leases (5)–
Consolidated	1,271	596	348	266	135	354	2,970
Our share of unconsolidated joint venture (2)	23	23	24	4	—	—	74
Operating lease (6)	817	832	857	885	313	—	3,704
Lease termination agreement (7)	1,100	870	—	—	—	—	1,970
Property disposition obligations (8)	418	418	308	383	105	—	1,632
Tenant-related commitments (9)–
Consolidated	15,842	3,106	1,483	125	726	2,801	24,083
Properties in Default	5,630	1,581	270	93	2	1,064	8,640
Our share of unconsolidated joint venture (2)	3,234	32	26	20	—	—	3,312
Parking easement obligations (10)	1,416	1,233	—	—	—	—	2,649
Air space and ground leases (11)–
Consolidated	3,330	3,330	3,330	3,330	3,720	345,492	362,532
Our share of unconsolidated joint venture (2), (12)	261	261	261	261	293	25,320	26,657

	$791,722	$332,964	$1,050,220	$723,295	$170,607	$3,266,902	$6,335,710

(1)	Amounts shown for principal payments related to Properties in Default reflect the contractual maturity dates per the loan agreements. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Amounts shown for interest related to Properties in Default are based on contractual and default interest rates per the loan agreements. Interest and principal amounts that were contractually due and unpaid as of December 31, 2009 are included in the 2010 column. Management does not intend to settle principal and interest amounts related to Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

In March 2010, we disposed of Griffin Towers and 2385 Northside Drive. Debt totaling $142.5 million and $20.0 million scheduled to mature in 2010 and 2011, respectively, was settled upon disposition.

(2)	Our share of the unconsolidated Maguire Macquarie joint venture is 20%.

(3)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(4)	The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.23% as of December 31, 2009 plus the contractual spread per the loan agreement, except for the 17885 Von Karman and 2385 Northside Drive construction loans which are calculated using the floor interest rate of 5.00% per the loan agreements.

(5)	Includes principal and interest payments.

(6)	Includes operating lease obligations for sub-leased office space at 1733 Ocean.

(7)	Includes payments to be made pursuant to a lease termination agreement for fourth floor office space at 1733 Ocean. See “Related Party Transactions.”

(8)	Includes master lease obligations related to our Maguire Macquarie joint venture.

(9)	Tenant-related commitments are based on executed leases as of December 31, 2009. Excludes a $0.2 million lease takeover obligation that we have mitigated through a sub-lease of that space to a third-party tenant. We are not currently funding tenant-related commitments for Properties in Default. Amounts are being funded by the special servicers using restricted cash held at the property-level.

(10)	Includes payments required under the amended parking easement for the 808 South Olive garage.

(11)	Includes an air space lease for Plaza Las Fuentes and ground leases for Two California Plaza and Brea Corporate Place. The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates in years 2017 and 2082, respectively. The ground rent for Brea Corporate Place is calculated through the year of first reappraisal.

(12)	Includes ground leases for One California Plaza and Cerritos Corporate Center which are calculated through their lease expiration dates in years 2082 and 2098, respectively.

Related Party Transactions

Robert F. Maguire III

Separation and Consulting Agreements—

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company. In accordance with the terms of his separation agreement, Mr. Maguire received a lump-sum cash severance payment of $2.8 million. Also pursuant to his separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company. Such position does not entitle Mr. Maguire to any authority or responsibility with respect to the management or operation of the Company. For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver. During 2008, we recorded $4.4 million of charges in connection with the entry into the separation agreement. As of December 31, 2009, the amounts due to Mr. Maguire under this agreement have been paid in full.

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years. Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month. During 2008, we recorded $0.2 million of charges in connection with this agreement. As of December 31, 2009, the amount due to Mr. Maguire under this agreement has been paid in full.

Other Transactions—

Prior to June 30, 2008, we earned income from providing management, leasing and real estate development services to certain properties owned by Mr. Maguire. Additionally, we leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire. In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean. Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises. Mr. Maguire did not obtain the necessary consents within the 180-day period.

Effective February 1, 2010, we agreed to terminate our lease of 17,207 square feet of rentable area on the fourth floor of 1733 Ocean for consideration totaling $2.5 million, consisting of installment payments of $2.0 million and an offset of $0.5 million of amounts due to us by Mr. Maguire. The installment payments will be made on a monthly basis beginning in February 2010 and ending in December 2011. We recorded a charge totaling $1.4 million in our 2009 consolidated statement of operations in connection with the termination of this lease.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Management and development fees and leasing commissions	$—	$1,005	$2,352
Rent payments	982	771	702

Tax Indemnification Agreement—

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities. Under this agreement, we agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003, as long as certain conditions under Mr. Maguire’s contribution agreement were met. The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange). Mr. Maguire’s separation agreement modified his tax indemnification agreement. As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions. As of December 31, 2009, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor, have guaranteed a portion of our mortgage loans. As of December 31, 2009 and 2008, $591.8 million of our debt is subject to such guarantees.

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners–Master Investments, LLC (“Master Investments”), an entity in which Mr. Rising had a minority interest as a result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994. Mr. Rising had no involvement with our approval of the tax indemnification agreement with Master Investments or our initial public offering. In December 2009, Mr. Rising and certain other members redeemed their interests in Master Investments for a de minimis amount of cash. Mr. Maguire is now the sole owner of Master Investments. As a result of this redemption, Mr. Rising no longer has an economic interest in the common units of our Operating Partnership held by Master Investments and is no longer entitled to any payments under the tax indemnification agreement with Master Investments.

Joint Venture with Macquarie Office Trust

We earn property management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Management, investment advisory and development fees and leasing commissions	$6,298	$5,534	$6,669

	December 31, 2009	December 31, 2008
Accounts receivable	$2,359	$1,665
Accounts payable	(5)	(78)

	$2,354	$1,587

Litigation

See Part I, Item 3. “Legal Proceedings.”

Critical Accounting Policies

Impairment Evaluation

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

The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can significantly increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods, and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding periods were changed by as little as a few years, those assets would have been impaired at December 31, 2009. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

All tenant leases are classified as operating leases, and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables, net in the consolidated balance sheet.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. When circumstances arise, such as the bankruptcy filing of a tenant, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the tenant. Our credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution, and continual monitoring of our tenant portfolio to identify problem tenants.

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

Lease termination fees, which are included as part of interest and other in the consolidated statement of operations, are recognized when the related leases are canceled, the leased space has been vacated, and we have no continuing obligation to provide services to such former tenants. Upon a tenant’s agreement to terminate a lease early, we accelerate the remaining unamortized assets associated with the tenant through the termination date. However, if we expect a loss on early termination, the remaining unamortized assets and/or liabilities related to the tenant are recognized in the consolidated statement of operations immediately as part of depreciation and amortization.

We must make subjective estimates related to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

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

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Events

Properties in Default

On January 6, 2010, the special purpose property-owning subsidiary that owns 500 Orange Tower defaulted on the mortgage loan encumbering the property by failing to make the required debt service payment.

On March 15, 2010, pursuant to an agreement between us and the special servicer, Pacific Arts Plaza was placed in receivership. The receiver will manage the operations of the property, and we will cooperate in marketing the property for sale. If the property is not sold within 12 months from the date a receiver was appointed, the special servicer is obligated to acquire the property by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. We have no liability in connection with the disposition of the property other than legal fees. Upon closing of a sale, we will be released from substantially all liability (except for very limited environmental and remote claims). The receivership order fully insulates us against all potential recourse events that could occur during the receivership.

Dispositions

Griffin Towers—

In March 2010, we disposed of Griffin Towers located in Santa Ana, California. We received proceeds of $89.4 million, net of transactions costs, which were combined with $6.5 million of restricted cash reserves released to us by the lender to partially repay the $125.0 million mortgage loan secured by this property. We were relieved of the obligation to pay the remaining $49.1 million due under the mortgage and senior mezzanine loans by the lender. In connection with the disposition of Griffin Towers, the $22.4 million repurchase facility was converted into an unsecured term loan. The term loan has the same terms as the repurchase facility, including the interest rate spreads and repayment dates. The term loan continues to be an obligation of our Operating Partnership.

2385 Northside Drive—

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property. Our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

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

A reconciliation of net (loss) income available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Year Ended December 31,
		2009	2008	2007
Net (loss) income available to common stockholders		$(780,221)	$(328,048)	$255

Add:	Depreciation and amortization of real estate assets	167,933	196,816	207,577
	Depreciation and amortization of real estate assets– unconsolidated joint venture (1)	9,712	9,559	9,764
	Net (loss) income attributable to common units of our Operating Partnership	(108,570)	(14,354)	40
	Unallocated losses - unconsolidated joint venture (1)	(4,019)	—	—
Deduct:	Gains on sale of real estate	22,520	—	195,387

Funds from operations available to common stockholders and unit holders (FFO)		$(737,685)	$(136,027)	$22,249

Company share of FFO (2)		$(647,574)	$(119,399)	$19,226

FFO per share–basic		$(13.46)	$(2.51)	$0.41

FFO per share–diluted		$(13.46)	$(2.51)	$0.41

(1)	Amount represents our 20% ownership interest in our joint venture with Macquarie Office Trust.

(2)	Based on a weighted average interest in our Operating Partnership of 87.8%, 87.5% and 86.4% for 2009, 2008 and 2007, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact our results of operations and cash flow. Our construction loans as well as some of our mortgage loans and our unsecured repurchase facility bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges.

As of December 31, 2009, approximately $838.1 million, or 19.7%, of our consolidated debt bears interest at variable rates based on one-month LIBOR or prime.

Our interest rate swap and cap agreements outstanding as of December 31, 2009 are as follows (in millions, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest rate swap	$425,000	5.564%	9/9/2007	8/9/2012	$(41,610)
Interest rate cap	125,000	5.000%	5/1/2008	5/1/2010	—
Interest rate cap	109,000	6.500%	5/1/2009	5/1/2010	—
Interest rate cap	100,000	4.750%	9/26/2008	10/12/2010	—

					$(41,610)

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during 2009 (in millions):

	Interest Expense	Fair Value of
		Fixed-Rate Mortgage Debt	Interest Rate Swap
50 basis point increase	$1.2	$ (47.7)	$5.6
50 basis point decrease	(0.6)	49.2	(5.7)

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of our interest rate cap agreements as of December 31, 2009.

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

We have posted collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of our interest rate swap exceeds a $5.0 million obligation. As of December 31, 2009, we had transferred $40.1 million in cash to our counterparty. This collateral will be returned to us during the remaining term of the swap agreement as we settle our monthly obligations. Future changes in both expected and actual LIBOR rates will continue to have a significant impact on both the fair value of the swap as well as our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of December 31, 2009, each 0.25% weighted average decrease in future expected LIBOR rates during the remaining swap term would result in the requirement to post approximately $2 million in additional cash collateral, while each 0.25% weighted average increase in future expected LIBOR rates during the remaining swap term would result in the return to us of approximately $2 million in cash collateral from our counterparty.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Maguire Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Maguire Properties, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity/(deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maguire Properties, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in 2009 the Company retrospectively changed its method of accounting for noncontrolling interests due to the adoption of new accounting requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Maguire Properties, Inc.:

We have audited Maguire Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Maguire Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity/(deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 31, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 31, 2010

MAGUIRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except share amounts)
ASSETS
Investments in real estate:
Land	$461,129	$567,640
Acquired ground leases	55,801	55,801
Buildings and improvements	2,801,409	3,733,508
Land held for development and construction in progress	184,627	308,913
Tenant improvements	329,713	341,474
Furniture, fixtures and equipment	19,519	19,352

	3,852,198	5,026,688
Less: accumulated depreciation	(659,753)	(604,302)

Investments in real estate, net	3,192,445	4,422,386

Cash and cash equivalents	90,982	80,502
Restricted cash	151,736	199,664
Rents and other receivables, net	6,589	15,044
Deferred rents	68,709	62,229
Due from affiliates	2,359	1,665
Deferred leasing costs and value of in-place leases, net	114,875	153,660
Deferred loan costs, net	20,077	30,496
Acquired above-market leases, net	8,160	19,503
Other assets	11,727	19,663
Investment in unconsolidated joint ventures	—	11,606
Assets associated with real estate held for sale	—	182,597

Total assets	$3,667,659	$5,199,015

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other loans	$4,248,975	$4,714,090
Accounts payable and other liabilities	195,441	216,920
Capital leases payable	2,611	4,146
Acquired below-market leases, net	77,609	112,173
Obligations associated with real estate held for sale	—	171,348

Total liabilities	4,524,636	5,218,677

Commitments and Contingencies (See Note 19)

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,964,605 and 47,974,955 shares issued and outstanding at December 31, 2009 and 2008, respectively	480	480
Additional paid-in capital	701,781	696,260
Accumulated deficit and dividends	(1,420,092)	(656,606)
Accumulated other comprehensive loss, net	(36,289)	(59,896)

Total stockholders’ deficit	(754,020)	(19,662)
Noncontrolling Interests:
Common units of our Operating Partnership	(102,957)	—

Total deficit	(856,977)	(19,662)

Total liabilities and deficit	$3,667,659	$5,199,015

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)
Revenue:
Rental	$291,273	$291,372	$271,546
Tenant reimbursements	107,012	108,886	101,969
Hotel operations	20,623	26,616	27,214
Parking	47,175	49,170	43,160
Management, leasing and development services	6,894	6,637	9,096
Interest and other	3,771	9,334	9,557

Total revenue	476,748	492,015	462,542

Expenses:
Rental property operating and maintenance	111,078	109,301	98,889
Hotel operating and maintenance	14,064	17,105	17,146
Real estate taxes	40,623	44,011	39,720
Parking	13,607	14,629	11,541
General and administrative	35,106	60,835	37,677
Other expense	6,034	5,866	5,177
Depreciation and amortization	151,184	159,234	157,064
Impairment of long-lived assets	500,831	—	—
Interest	270,633	237,371	199,340
Loss from early extinguishment of debt	—	1,463	21,662

Total expenses	1,143,160	649,815	588,216

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(666,412)	(157,800)	(125,674)
Equity in net loss of unconsolidated joint ventures	(10,401)	(1,092)	(2,149)
Gain on sale of real estate	20,350	—	—

Loss from continuing operations	(656,463)	(158,892)	(127,823)

Discontinued Operations:
Loss from discontinued operations before gain on sale of real estate	(215,434)	(164,446)	(48,205)
Gain on sale of real estate	2,170	—	195,387

(Loss) income from discontinued operations	(213,264)	(164,446)	147,182

Net (loss) income	(869,727)	(323,338)	19,359
Net loss (income) attributable to common units of our Operating Partnership	108,570	14,354	(40)

Net (loss) income attributable to Maguire Properties, Inc.	(761,157)	(308,984)	19,319
Preferred stock dividends	(19,064)	(19,064)	(19,064)

Net (loss) income available to common stockholders	$(780,221)	$(328,048)	$255

Basic (loss) income per common share:
Loss from continuing operations	$(12.32)	$(3.55)	$(2.71)
(Loss) income from discontinued operations	(3.89)	(3.35)	2.72

Net (loss) income available to common stockholders per share	$(16.21)	$(6.90)	$0.01

Weighted average number of common shares outstanding	48,127,997	47,538,457	46,750,597

Diluted (loss) income per common share:
Loss from continuing operations	$(12.32)	$(3.55)	$(2.71)
(Loss) income from discontinued operations	(3.89)	(3.35)	2.72

Net (loss) income available to common stockholders per share	$(16.21)	$(6.90)	$0.01

Weighted average number of common and common equivalent shares outstanding	48,127,997	47,538,457	46,833,002

Amounts attributable to Maguire Properties, Inc.:
Loss from continuing operations	$(573,940)	$(149,741)	$(107,867)
(Loss) income from discontinued operations	(187,217)	(159,243)	127,186

	$(761,157)	$(308,984)	$19,319

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

AND COMPREHENSIVE LOSS

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit and Dividends	Accumu- lated Other Compre- hensive Income (Loss), Net	Non- controlling Interests	Total Equity/ (Deficit)
	Preferred Stock	Common Stock
	(In thousands, except share amounts)
Balance, December 31, 2006	10,000,000	46,985,241	$100	$470	$680,980	$(257,124)	$7,486	$28,671	$460,583

Comprehensive loss:
Net income						19,319		40	19,359
Other comprehensive loss							(24,527)	(3,846)	(28,373)

Comprehensive loss						19,319	(24,527)	(3,806)	(9,014)
Common dividends and Operating Partnership distributions declared						(74,866)		(11,877)	(86,743)
Preferred dividends declared						(19,064)			(19,064)
Share-based compensation		(6,705)			6,021			1,682	7,703
Stock option exercises		207,100		2	4,517				4,519

Balance, December 31, 2007	10,000,000	47,185,636	100	472	691,518	(331,735)	(17,041)	14,670	357,984

Comprehensive loss:
Net loss						(308,984)		(14,354)	(323,338)
Other comprehensive loss							(42,855)	504	(42,351)

Comprehensive loss						(308,984)	(42,855)	(13,850)	(365,689)
Preferred dividends declared						(15,887)			(15,887)
Share-based compensation		167,064		2	4,395				4,397
Repurchase of common stock		(109,088)		(1)	(1,384)				(1,385)
Operating Partnership units converted into common stock		731,343		7	1,731			(820)	918

Balance, December 31, 2008	10,000,000	47,974,955	100	480	696,260	(656,606)	(59,896)	—	(19,662)

Comprehensive loss:
Net loss						(761,157)		(108,570)	(869,727)
Other comprehensive loss							23,607	3,284	26,891
Other						(2,329)		2,329	—

Comprehensive loss						(763,486)	23,607	(102,957)	(842,836)
Share-based compensation		14,882			5,547				5,547
Repurchase of common stock		(25,232)			(26)				(26)

Balance, December 31, 2009	10,000,000	47,964,605	$100	$480	$701,781	$(1,420,092)	$(36,289)	$(102,957)	$(856,977)

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income:	$(869,727)	$(323,338)	$19,359
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	10,401	1,092	2,149
Operating distributions received from unconsolidated joint venture, net	716	4,600	3,570
Depreciation and amortization	168,271	197,253	208,032
Impairment of long-lived assets	708,570	123,694	—
Gains on sale of real estate	(22,520)	—	(195,387)
Writeoff of tenant improvements due to relocation of corporate offices	—	1,572	—
Loss from early extinguishment of debt	1,165	3,264	31,544
Deferred rent expense	2,045	1,829	1,558
Provision for doubtful accounts	3,367	3,470	1,546
Revenue recognized related to below-market leases, net of acquired above-market leases	(19,895)	(28,339)	(29,664)
Deferred rental revenue	(17,023)	(16,687)	(11,956)
Compensation cost for share-based awards, net	5,439	5,001	7,853
Amortization of deferred loan costs	10,409	9,864	7,421
Amortization of hedge ineffectiveness	201	(149)	187
Amortization of deferred gain from sale of interest rate swaps	—	—	(325)
Changes in assets and liabilities:
Rents and other receivables	6,093	5,290	(4,817)
Due from affiliates	(694)	75	6,477
Deferred leasing costs	(16,184)	(20,024)	(20,084)
Other assets	(629)	2,302	(3,742)
Accounts payable and other liabilities	36,978	(13,427)	22,021

Net cash provided by (used in) operating activities	6,983	(42,658)	45,742

Cash flows from investing activities:
Proceeds from disposition of real estate, net	364,068	47,154	663,533
Expenditures for improvements to real estate	(60,758)	(189,245)	(250,286)
Decrease (increase) in restricted cash	50,732	3,332	(140,095)
Acquisition of real estate	—	—	(2,908,322)
Other investing activities	—	—	(620)

Net cash provided by (used in) investing activities	354,042	(138,759)	(2,635,790)

MAGUIRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from financing activities:
Proceeds from:
Construction loans	21,431	86,615	180,969
Mortgage loans	1,499	256,949	3,399,121
Repurchase facility	—	35,000	—
Senior mezzanine loan	—	20,000	—
Term loan	—	—	400,000
Principal payments on:
Construction loans	(253,268)	(60,617)	—
Mortgage loans	(105,986)	(200,932)	(755,163)
Repurchase facility	(12,580)	—	—
Term loan	—	—	(400,000)
Other secured loans	—	—	(15,000)
Capital leases	(1,535)	(2,362)	(2,251)
Payment of loan costs	(175)	(6,073)	(45,601)
Other financing activities	69	(733)	3,464
Proceeds from exercise of stock options	—	—	3,934
Payment of dividends to preferred stockholders	—	(19,064)	(19,064)
Payment of dividends to common stockholders and distributions to common units of our Operating Partnership	—	(21,711)	(86,637)

Net cash (used in) provided by financing activities	(350,545)	87,072	2,663,772

Net change in cash and cash equivalents	10,480	(94,345)	73,724
Cash and cash equivalents at beginning of year	80,502	174,847	101,123

Cash and cash equivalents at end of year	$90,982	$80,502	$174,847

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$249,622	$267,122	$233,890

Supplemental disclosure of noncash investing and financing activities:
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	$170,799	$—	$—
Buyer assumption of mortgage loans secured by properties disposed of	119,567	261,679	593,800
Increase (decrease) in fair value of interest rate swaps and caps	15,887	(38,084)	(35,363)
Accrual for real estate improvements and purchases of furniture, fixtures and equipment	922	10,010	18,771
Common units of our Operating Partnership converted to common stock	—	1,470	—
Accrual for dividends and distributions declared	—	—	24,888
Fair value of forward-starting interest rate swaps assigned to mortgage lenders	—	—	14,745

See accompanying notes to consolidated financial statements.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “Maguire Properties,” the “Company,” “us,” “we” and “our” refer to Maguire Properties, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower properties, whose mortgage loans are in default as of the date of this report. When discussing property statistics such as square footage and leased percentages, the term “Properties in Default” also includes Quintana Campus (a joint venture property in which we have a 20% interest), whose mortgage loan is in default as of the date of this report.

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

As of December 31, 2009, our Operating Partnership indirectly owns whole or partial interests in 31 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 14.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our minority interest partners’ share of our Operating Partnership.

Our property statistics as of December 31, 2009 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	19	29	10,790,937	6,709,201	20,959	10,790,937	6,709,201	20,959
Properties in Default	7	27	2,942,661	2,727,880	9,973	2,610,985	2,403,240	8,543
Unconsolidated joint venture	5	16	3,466,549	1,865,448	5,561	693,310	373,090	1,112

	31	72	17,200,147	11,302,529	36,493	14,095,232	9,485,531	30,614

Percentage Leased
Excluding Properties in Default			84.8%			84.6%

Properties in Default			74.2%			74.2%

Including Properties in Default			82.3%			82.7%

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2009, the majority of our Total Portfolio is located in nine Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the John Wayne Airport, Costa Mesa, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Cerritos Corporate Center and the Westin® Pasadena Hotel.

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

Certain amounts in the consolidated statements of operations for 2008 and 2007 have been reclassified to reflect the activity of discontinued operations, and a non-operating note receivable has been reclassified from rents and other receivables, net to other assets in the consolidated balance sheet as of December 31, 2008.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 established the FASB Accounting Standards Codification (the “FASB Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with GAAP. We have updated our references to accounting literature in these consolidated financial statements to those contained in the FASB Codification.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

Subsequent Events

Effective April 1, 2009, we adopted the provisions of FASB Codification Topic 855, Subsequent Events, that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. FASB Codification Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate transactions that may occur for potential recognition in the financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.

Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. In 2009, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses. In 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, recourse obligations and leasing costs.

The following are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs:

•	Unrestricted and restricted cash;

•	Cash generated from operations;

•	Asset dispositions;

•	Cash generated from the contribution of existing assets to joint ventures;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuance of debt or equity securities.

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and will be exposed to significant risks. While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified above could lead to our eventual insolvency. We face additional challenges in connection with our long-term liquidity position due to debt maturities and other factors.

In 2008, we announced our intent to sell certain assets, which we expect will help us (1) preserve cash, through the potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $0.6 billion of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash to be used for general corporate purposes.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries are currently in default under six CMBS mortgages totaling approximately $0.9 billion encumbered by six separate office properties totaling approximately 2.5 million square feet (Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower). As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure and a short sale. We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of reaching a cooperative resolution for each asset quickly. We remain the title holder on each of these assets, as of December 31, 2009.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Subsequent to year-end, we also disposed of Griffin Towers and 2385 Northside Drive, comprising a combined 0.6 million square feet of office space. While these transactions generated no net proceeds for us, they resulted in the elimination of $162.5 million of debt maturing in the next several years and the elimination of a $4.0 million repayment guaranty on our 2385 Northside Drive construction loan. With respect to the remainder of 2010, we are actively marketing several non-core assets, some of which may be disposed of at or below the debt and others which may potentially generate net proceeds. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

•	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	Whether potential buyers will be able to secure financing; and

•	The length of time needed to find a buyer and to close the sale of a property.

With respect to recent and potential dispositions, the marketing process has been lengthier than anticipated and expected pricing has declined (in some cases materially). This trend may continue or worsen. The foregoing means that the number of assets we could potentially sell to generate net proceeds has decreased, and the amount of expected net proceeds in the event of any asset sale has also decreased. We may be unable to complete the disposition of identified properties in the near term or at all, which could significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements. Some or all of these covenants could prevent or delay our ability to dispose of identified properties.

As of December 31, 2009, we had $4.2 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default.

As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. Because of our limited unrestricted cash and the reduced market value of our assets when compared with the debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we will seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancings will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Investments in Real Estate

Impairment Evaluation—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Topic 360, Property, Plant, and Equipment, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

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

During 2009, we recorded impairment charges related to our investments in real estate totaling $698.7 million, of which $491.0 million has been recorded in continuing operations and $207.7 million in discontinued operations.

Of the $491.0 million impairment charge recorded in continuing operations, $99.9 million represents the writedown to estimated fair value of Griffin Towers and 2385 Northside Drive as of December 31, 2009. Our investment in these properties was impaired as a result of a decrease in the expected holding period due to their pending disposition. These properties were disposed of in March 2010. Fair value was calculated based on the sales price negotiated with the buyers.

During 2009, we also performed quarterly impairment analyses on our properties that showed indications of potential impairment based on the indicators described above. As a result of these analyses, we shortened the estimated holding periods and adjusted other assumptions that resulted in certain properties failing the recoverability test. We recorded impairment charges totaling $391.1 million in continuing operations during 2009 to reduce the following properties to the lower of carrying value or estimated fair value: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower, City Tower, Brea Corporate Place, Brea Financial Commons, 207 Goode and 17885 Von Karman. We estimated fair value using recent comparable market transactions and unsolicited offers received from third parties. No other real estate assets in our portfolio were determined to be impaired as of December 31, 2009 as a result of our analysis.

The $207.7 million impairment charge recorded in discontinued operations was in connection with the disposition of the following properties during 2009: City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus. See Note 12 “Dispositions and Discontinued Operations” for detail of the impairment charge by property. Fair value was calculated based on the sales price negotiated with the buyers.

The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets would have been impaired at December 31, 2009. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

Based on continuing input from our board of directors and as our business continues to evolve and we work through various alternatives with respect to certain assets, holding periods may be modified and result in additional impairment charges. Continued declines in the market value of commercial real estate, especially in the Orange County, California market, also increase the risk of future impairment. As a result, key assumptions used in testing the recoverability of our investments in real estate, particularly with respect to holding periods, can change period-over-period.

Assets Developed—

We capitalize direct project costs that are clearly associated with the development and construction of real estate projects as a component of land held for development and construction in progress in the consolidated balance sheet. Additionally, we capitalize interest and loan fees related to construction loans, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs, including corporate interest, during the pre-development, construction and lease-up phases of real estate projects.

We cease capitalization on development properties when (1) the property has reached stabilization, (2) one year after cessation of major construction activities, or (3) if activities necessary to prepare the property for its intended use have been suspended. For development properties with extended lease-up periods, we cease capitalization and begin depreciation on the portion of the property on which we have begun recognizing revenue.

Amounts capitalized to construction in progress during development are reclassified to land, building and improvements and deferred leasing costs in the consolidated balance sheet when lease-up begins or one year after cessation of major construction activities, whichever is sooner.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Interest expense	$6.3	$21.9	$30.5
Indirect project costs	1.2	1.7	3.8

	$7.5	$23.6	$34.3

Discontinued Operations and Asset Held for Sale—

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable critera are reported as discontinued operations in the consolidated statement of operations from the date the property was acquired or placed in service through the date of disposition. A gain on sale, if any, is recognized in the period the property is disposed of.

In determining whether to report the results of operations, impairment and/or gain on sale of operating properties as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing or management of the property after disposition. If we determine that we have significant continuing involvement after disposition, we report the revenue, expenses, impairment and/or gain on sale as part of continuing operations.

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB Codification Topic 360 are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2008, our 3161 Michelson property was classified as held for sale (which was subsequently disposed of in June 2009). None of our properties, including the Properties in Default, Griffin Towers and 2385 Northside Drive, meet the criteria to be held for sale as of December 31, 2009. The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheet as of December 31, 2009 and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon ultimate disposition of each property.

Useful Lives—

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense in the consolidated statements of operations as incurred. Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

• Buildings and improvements	25 to 50 years

• Acquired ground lease	Remaining life of the related lease as of the date of assumption of the lease

• Tenant improvements	Shorter of the estimated useful life or lease term

• Furniture, fixtures, and equipment	5 years

Depreciation expense, including discontinued operations, related to our investments in real estate during 2009, 2008 and 2007 was $131.1 million, $149.3 million and $139.2 million, respectively.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Assets Acquired—

Effective January 1, 2009, we adopted new provisions in FASB Codification Topic 805, Business Combinations, on a prospective basis. The adoption of this accounting guidance had no impact on our financial position or results of operations since we did not acquire any properties during 2009. The impact of the new provisions in future periods will ultimately depend on acquisition activity, but it could be material to our results of operations due to the new requirement to immediately expense acquisition costs.

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

In allocating the fair value of identified intangible assets and liabilities of an acquired property, above- and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed-rate renewal periods. Above-market lease values are amortized as a reduction of rental income in the consolidated statement of operations over the remaining non-cancelable terms of the respective leases while below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income in the consolidated statement of operations over the initial terms of the respective leases and any below market fixed-rate renewal periods.

In addition to the value of above- and below-market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and revenue losses are calculated, and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for our investment in real estate because such value and its consequence to amortization expense is immaterial. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market in-place leases, is amortized over the remaining non-cancelable periods of the respective leases and is included in depreciation and amortization in the consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired. Such investments are stated at cost, which approximates market value.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $3.4 million and $3.1 million as of December 31, 2009 and 2008, respectively. For 2009, 2008 and 2007, we recorded a provision for doubtful accounts of $3.4 million, $3.5 million and $1.5 million, respectively.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. When circumstances arise, such as the bankruptcy filing of a tenant, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the tenant.

Deferred Leasing Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants (including direct internal costs) are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and tenant relationships.

Deferred Loan Costs

Loan costs are capitalized and amortized to interest expense on a straight-line basis over the terms of the related loans. Deferred loan costs associated with defaulted loans are written off when it is probable that we will be unable to or do not intend to cure the default. During 2009, we wrote off $2.8 million of deferred loan costs to interest expense as part of continuing operations related to mortgage loans in default as of December 31, 2009.

Other Assets

Other assets include prepaid expenses, interest receivable, deposits, corporate-related furniture and fixtures (net of accumulated depreciation) and other miscellaneous assets.

Investment in Unconsolidated Joint Ventures

Our investment in joint ventures is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures. We evaluated our investment in each of

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

our joint ventures and have concluded that they are not variable interest entities. Our partners have substantive participating rights including approval of and participation in setting operating budgets and strategic plans, capital spending, and sale or financing transactions. Accordingly, we have concluded that the equity method of accounting is appropriate. Our investment in our joint ventures is recorded initially at cost and is subsequently adjusted for our proportionate share of net earnings or losses, cash contributions made and distributions received and other adjustments, as appropriate. Any difference between the carrying amount of the investment in our consolidated balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings or loss of the joint venture over 40 years. We record distributions of operating profit from our joint ventures as part of operating cash flows and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities.

We are not obligated to recognize our share of losses from our joint ventures in excess of our basis pursuant to the provisions of Real Estate Investments—Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General, since we are not liable for the obligations of, and are not committed to provide additional financial support to, the joint ventures in excess of our original investment.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include accounts payable, accrued expenses, prepaid tenant rents and accrued interest payable.

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flows. Our construction loans as well as some of our mortgage loans and our unsecured repurchase facility bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in other accumulated comprehensive loss in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion, if any, of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

All tenant leases are classified as operating leases, and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due, pursuant to the underlying leases, is included in deferred rents, and contractually due but unpaid rents are included in rents and other receivables, net in the consolidated balance sheet.

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

Prior to his termination of employment in 2008, we earned management fees, leasing commissions and development fees from Robert F. Maguire III, our former Chairman and Chief Executive Officer. We recognized management fees and leasing commissions in the manner indicated above. We recognized development fees as the real estate development services were rendered using the percentage-of-completion method of accounting.

Lease termination fees, which are included as part of interest and other in the consolidated statement of operations, are recognized when the related leases are canceled, the leased space has been vacated, and we have no continuing obligation to provide services to such former tenants. Upon a tenant’s agreement to terminate a lease early, we accelerate the depreciation and amortization of the remaining unamortized assets associated with the tenant through the termination date. However, if we expect a loss on early lease termination, the remaining unamortized assets and/or liabilities related to the tenant are recognized in the consolidated statement of operations immediately as part of depreciation and amortization.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Loss from Early Extinguishment of Debt

We incur prepayment penalties, exit fees and/or defeasance costs when we repay or defease our mortgage and other secured loans. These costs, along with the write off of unamortized loan costs and loan premiums or discounts, are recorded as a loss from early extinguishment of debt in the consolidated statement of operations.

Gain on Sale of Real Estate

Gains on the disposition of real estate assets are recorded when the recognition criteria in the Real Estate Sales Subsections of FASB Codification Topic 360 are met, generally at the time title is transferred, and we no longer have substantial continuing involvement with the real estate asset disposed of.

When we contribute property to a joint venture in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our ownership interest in the joint venture acquiring the property.

Income Taxes

We elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our tax year ended December 31, 2003. We believe that we have always operated so as to continue to qualify as a REIT. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income.

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. In 2009, 2008 and 2007, we recorded tax provisions of approximately $1.0 million, $1.2 million and $0.9 million, respectively, which are included in other expense in our consolidated statements of operations.

Certain of our TRS entities have combined net operating loss (“NOL”) carryforwards of approximately $195 million and $145 million as of December 31, 2009 and 2008, respectively. Maguire Properties, Inc. also has NOL carryforwards of approximately $608 million and $270 million as of December 31, 2009 and 2008, respectively. These amounts can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. The NOL carryforwards begin to expire in 2025 with respect to the TRS entities and in 2023 for Maguire Properties, Inc.

FASB Codification Topic 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

deferred tax assets will not be realized. Our TRS entities with NOL carryforwards have reported cumulative losses since inception, and there is uncertainty as to whether taxable income will be generated in the future. Accordingly, we have recorded a full valuation allowance for all periods presented since we do not expect to realize any of our deferred tax assets.

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2009, 2008 and 2007, we had no unrecognized tax benefits. We do not anticipate a significant change in the total amount of unrecognized tax benefits during 2010. To the extent that we have NOL carryforwards generated in prior years, the statute of limitations is open with respect to such NOL carryforwards dating back to our 2003 tax year.

Share-Based Payments

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations for 2009, 2008 and 2007 was $5.4 million, $5.0 million and $7.5 million, respectively. During 2009, 2008 and 2007, $0.1 million, $0.5 million and $0.8 million, respectively, of stock-based compensation cost was capitalized as part of construction in progress. As of December 31, 2009, the total unrecognized compensation cost related to unvested share-based payments totaled $12.6 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately three years.

The fair value of nonqualified stock options granted is estimated on the date of the grant using the Cox, Ross and Rubenstein binomial tree option-pricing model using the following weighted-average assumptions:

	For the Year Ended December 31,
	2009	2008	2007
Dividend yield	—	—	4.66% - 5.82%
Expected life of option	36 months	36 months	36 months
Contractual term of option	10 years	10 years	10 years
Risk-free interest rate	3.35% - 3.72%	3.66% - 4.10%	4.54% - 5.03%
Expected stock price volatility	71.10%	71.10%	25.83%
Number of steps	500	500	500
Fair value of options (per share) on grant date	$0.29 - $0.59	$2.95 - $5.85	$3.90 - $4.93

Many factors are considered when determining the fair value of share-based awards at the measurement date. Our dividend yield assumption is based on our most recent actual annual dividend payout. The expected life of our options is based on the period of time the options are expected to be outstanding, and the contractual term is based on the agreement set forth when the options were granted. The risk-free interest rate is based on the implied yield available on 10-year treasury notes, while the number of steps is used in a standard deviation calculation of our expected stock price volatility based on a 60 business-day period comparison of our share price.

Segment Reporting

We have two reportable segments: office properties and a hotel property. The components of the office properties segment include rental of office, retail and storage space to tenants, parking and other tenant services.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of the hotel property segment include rooms, sales of food and beverages, and other services to hotel guests. We also have certain corporate level activities including legal, human resources, accounting, finance, and management information systems which are not considered separate operating segments.

We do not allocate our investment in real estate between the hotel and the office portions of the Plaza Las Fuentes property; therefore, separate information related to investment in real estate and depreciation and amortization is not available for the office property and hotel property segments. Due to the size of the hotel property segment in relation to our consolidated financial statements, we are not required to report segment information for 2009, 2008 and 2007.

Note 3—Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	December 31, 2009	December 31, 2008
Land held for development	$151,889	$214,726
Construction in progress	32,738	94,187

	$184,627	$308,913

In September 2009, we completed construction at 207 Goode, an eight-story, 188,000 square foot office building located in Glendale, California and received a certificate of occupancy. We are currently engaging in efforts to lease 207 Goode to stabilization (which will be challenging in the current market). During the lease-up period, we will continue to incur leasing and tenant improvements, which we expect to fund through our existing construction loan.

We also own undeveloped land that we believe can support up to approximately 5 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on our 2600 Michelson and Pacific Arts Plaza properties, which are in default.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 4—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2009	December 31, 2008
Acquired above-market leases
Gross amount	$40,236	$44,593
Accumulated amortization	(32,076)	(25,090)

	$8,160	$19,503

Acquired in-place leases
Gross amount	$150,535	$205,392
Accumulated amortization	(112,020)	(135,648)

	$38,515	$69,744

Acquired below-market leases
Gross amount	$(192,307)	$(205,060)
Accumulated amortization	114,698	92,887

	$(77,609)	$(112,173)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $19.0 million, $23.7 million and $22.4 million for 2009, 2008 and 2007, respectively. Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.9 million, $4.6 million and $7.2 million in 2009, 2008 and 2007, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations for 2009, 2008 and 2007 was $18.4 million, $26.0 million and $36.7 million, respectively. Amortization related to discontinued operations for 2009, 2008 and 2007 was $3.6 million, $8.3 million and $18.0 million, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-place Leases	Acquired Below- Market Leases
2010	$2,993	$11,119	$(21,173)
2011	2,136	8,283	(17,445)
2012	1,947	6,415	(14,588)
2013	960	4,877	(8,965)
2014	55	2,965	(5,172)
Thereafter	69	4,856	(10,266)

	$8,160	$38,515	$(77,609)

See Note 11 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 5—Investment in Unconsolidated Joint Ventures

Maguire Macquarie Office, LLC

Maguire Properties, L.P. and Macquarie Office Trust entered into a joint venture agreement which resulted in the creation of Maguire Macquarie Office, LLC. We own a 20% interest in this joint venture which owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Quintana Campus, Cerritos Corporate Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture. See Note 16 “Related Party Transactions” for a summary of income earned from the joint venture.

Tenant Lease Obligations—

In connection with the joint venture contribution agreements for One California Plaza, Wells Fargo Center (Denver) and San Diego Tech Center, we agreed to fund future tenant lease obligations, including tenant improvements and leasing commissions. During 2009, 2008 and 2007, we paid $1.5 million, $0.5 million and $4.3 million, respectively, related to this obligation. As of December 31, 2009, we have a liability of $1.6 million related to this obligation.

Contingent Consideration—

We were obligated to refund $7.5 million of the purchase price to Macquarie Office Trust if the five properties we contributed to our joint venture did not meet certain pre-defined annual income targets during the three-year period ended January 5, 2009. Since the five properties did not meet the annual income targets, we paid $2.0 million and $3.2 million during 2008 and 2007, respectively, to Macquarie Office Trust to cover the shortfalls. We had further no obligation under this agreement as of December 31, 2008.

Deferred Revenue Items—

Prior to 2009, we provided property management services to the five properties we contributed to the joint venture at no charge, other than the reimbursement of direct property management expenses incurred. At the time of sale of the properties to the joint venture, we reduced our gain by $8.6 million, representing prepaid revenue for the property management services we provided through January 5, 2009. During 2008 and 2007, we recorded $3.0 million and $2.9 million, respectively, of this deferred gain in our consolidated statements of operations related to services provided under our agreement with the joint venture. This deferred gain was completely amortized as of December 31, 2008.

Maguire Properties, L.P. was the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009. As a result of this guarantee (which is considered continuing involvement that precludes gain recognition under GAAP), we deferred the $20.4 million gain on sale related to that property. When the guarantee expired in 2009, we recognized a gain on sale of real estate in continuing operations totaling $20.4 million related to our contribution of this asset to the joint venture.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Balance Sheet Information—

The joint venture’s condensed balance sheets are as follows (in thousands):

	December 31, 2009	December 31, 2008
Assets
Investments in real estate	$1,048,502	$1,090,278
Less: accumulated depreciation	(141,230)	(109,337)

Investments in real estate, net	907,272	980,941
Cash and cash equivalents, including restricted cash	21,415	18,688
Rents, deferred rents and other receivables, net	17,995	17,878
Deferred charges, net	33,953	43,399
Other assets	3,928	5,872

Total assets	$984,563	$1,066,778

Liabilities and Members’ Equity
Mortgage loans	$804,110	$807,101
Accounts payable, accrued interest payable and other liabilities	26,426	25,427
Acquired below-market leases, net	4,378	7,903

Total liabilities	834,914	840,431
Members’ equity	149,649	226,347

Total liabilities and members’ equity	$984,563	$1,066,778

The aggregate amount of the joint venture’s mortgage loans maturing in the next five years (excluding debt discounts or premiums) is as follows (in thousands):

2010	$140,202
2011	107,054
2012	1,330
2013	1,406
2014	1,486
Thereafter	550,724

$802,202

During 2009, the joint venture defaulted on its $106.0 million mortgage loan encumbering the Quintana Campus by failing to make the required debt service payments. Through the date of this report, the joint venture has not made 11 debt service payments. As of December 31, 2009, the amount of unpaid interest on this loan totals $3.5 million. In November 2009, the property was placed into receivership. The maturity date shown in the table above reflects the contractual maturity date of December 2011 per the loan agreement. The actual settlement date for this loan will depend upon when the property is disposed of by the special servicer. The Quintana Campus mortgage loan is not cross-collateralized or cross-defaulted with any other debt owed by Macquarie Office Trust or Maguire Properties, Inc.

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

The weighted average interest rate on the joint venture’s mortgage loans was 5.27% as of both December 31, 2009 and 2008.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Statement of Operations Information—

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Revenue:
Rental	$79,899	$88,005	$83,108
Tenant reimbursements	25,857	25,383	30,100
Parking	6,808	8,801	8,924
Interest and other	892	2,621	482

Total revenue	113,456	124,810	122,614

Expenses:
Rental property operating and maintenance	26,406	25,944	24,982
Real estate taxes	15,339	11,566	14,497
Parking	1,744	1,740	1,757
Depreciation and amortization	48,558	47,791	48,819
Impairment of long-lived assets	50,254	—	—
Interest	43,637	43,846	43,849
Other	5,016	5,550	4,608

Total expenses	190,954	136,437	138,512

Net loss	$(77,498)	$(11,627)	$(15,898)

Company share	$(15,500)	$(2,325)	$(3,180)
Intercompany eliminations	1,080	1,233	1,031
Unallocated losses	4,019	—	—

Equity in net loss of unconsolidated joint venture	$(10,401)	$(1,092)	$(2,149)

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments–Equity Method and Joint Ventures Subsections of FASB Codification Topic 970. As a result, during 2009, we did not record losses totaling $4.0 million as part of our equity in net loss of unconsolidated joint venture in our consolidated statement of operations because our basis in the joint venture has been reduced to zero. We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

DH Von Karman Maguire, LLC

In 2007, we contributed our office property located at 18301 Von Karman in Irvine, California to DH Von Karman Maguire, LLC for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the existing $95.0 million mortgage loan on the property. During 2009, we evaluated our investment in DH Von Karman Maguire, LLC and determined that it was impaired. As a result, we recorded an impairment charge totaling $0.5 million to reduce our investment to zero. Additionally, we recorded an impairment charge totaling $7.7 million during 2009 to write off an investment in a mezzanine loan secured by the 18301 Von Karman property as a result of the borrower’s default on the underlying mortgage.

In connection with the contribution of 18301 Von Karman, we entered into a master lease with DH Von Karman SPE, LLC. During 2008 and 2007, we paid DH Von Karman SPE, LLC $1.6 million and $0.3 million, respectively, related to this lease. We had no further obligation under this master lease as of December 31, 2008.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 6—Mortgage and Other Secured Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentage amounts):

			Principal Amount as of
	Maturity Date	Interest Rate	December 31, 2009	December 31, 2008
Floating-Rate Debt
Repurchase facility (1)	5/1/2011	LIBOR + 2.75%	$22,420	$35,000

Construction Loans:
17885 Von Karman	6/30/2010	Greater of 5% or (Prime + 0.50%)	24,154	24,145
207 Goode (2)	5/1/2010	LIBOR + 1.80%	22,444	9,133
2385 Northside Drive (3)	8/6/2010	Greater of 5% or (Prime + 0.50%)	17,506	13,991

Total construction loans			64,104	47,269

Variable-Rate Mortgage Loans:
Griffin Towers (4)	5/1/2010	(Greater of LIBOR or 3%) + 3.50%	125,000	125,000
Plaza Las Fuentes (5)	9/29/2010	LIBOR + 3.25%	92,600	99,800
Brea Corporate Place (6)	5/1/2010	LIBOR + 1.95%	70,468	70,469
Brea Financial Commons (6)	5/1/2010	LIBOR + 1.95%	38,532	38,532

Total variable-rate mortgage loans			326,600	333,801

Variable-Rate Swapped to Fixed-Rate Loans:
KPMG Tower (7)	10/9/2012	7.16%	400,000	399,318
207 Goode (2)	5/1/2010	7.36%	25,000	25,000

Total variable-rate swapped to fixed-rate loans			425,000	424,318

Total floating-rate debt			838,124	840,388

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	470,000	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
City Tower	5/10/2017	5.85%	140,000	140,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center	4/1/2012	5.09%	52,000	52,000
The City—3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Griffin Towers Senior Mezzanine (8)	5/1/2011	13.00%	20,000	20,000

Total fixed-rate debt			2,529,120	2,529,120

Total debt, excluding Properties in Default			3,367,244	3,369,508

Properties in Default
Pacific Arts Plaza (9)	4/1/2012	9.15%	270,000	270,000
550 South Hope Street (10)	5/6/2017	10.67%	200,000	200,000
500 Orange Tower (11)	5/6/2017	5.88%	110,000	110,000
2600 Michelson (12)	5/10/2017	10.69%	110,000	110,000
Stadium Towers Plaza (13)	5/11/2017	10.78%	100,000	100,000
Park Place II (14)	3/11/2012	10.39%	98,482	99,268

Total Properties in Default			888,482	889,268

Properties disposed of during 2009
Lantana Media Campus			—	177,953
Park Place I			—	170,000
3161 Michelson			—	168,719
City Parkway			—	98,751
18581 Teller			—	20,000

Total properties disposed of during 2009			—	635,423

Total consolidated debt			4,255,726	4,894,199
Debt discount			(6,751)	(11,390)
Mortgage loan associated with real estate held for sale			—	(168,719)

Total consolidated debt, net			$4,248,975	$4,714,090

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	This loan currently bears interest at a variable rate of LIBOR plus 2.75%, increasing to LIBOR plus 3.75% in June 2010. In connection with the disposition of Griffin Towers in March 2010, the repurchase facility was converted into an unsecured term loan. See Note 22 “Subsequent Events.”

(2)	This loan bears interest at LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%. One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(3)	In March 2010, this loan was repaid upon disposition of the property. See Note 22 “Subsequent Events.”

(4)	This loan bears interest at a rate of the greater of LIBOR or 3.00%, plus 3.50%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.00% during the loan term. In March 2010, this loan was settled upon disposition of the property. See Note 22 “Subsequent Events.”

(5)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(6)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(7)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(8)	In March 2010, this loan was settled upon disposition of the property. See Note 22 “Subsequent Events.”

(9)	Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payments under this loan that were due beginning on September 1, 2009 and continuing through and including March 1, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 11 “Properties in Default.”

(10)	Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due beginning on August 6, 2009 and continuing through and including March 6, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 11 “Properties in Default.”

(11)	Our special purpose property-owning subsidiary that owns the 500 Orange Tower property failed to make the debt service payments under this loan that were due beginning on January 6, 2010 and continuing through and including March 6, 2010. See Note 11 “Properties in Default” and Note 22 “Subsequent Events.”

(12)	Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including March 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 11 “Properties in Default.”

(13)	Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including March 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 11 “Properties in Default.”

(14)	Our special purpose property-owning subsidiary that owns the Park Place II property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including March 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 11 “Properties in Default.”

As of December 31, 2009 and 2008, one-month LIBOR was 0.23% and 0.44%, respectively, while the prime rate was 3.25% as of December 31, 2009 and 2008. The weighted average interest rate of our consolidated debt was 6.40% (or 5.56% excluding Properties in Default) as of December 31, 2009 and 5.37% as of December 31, 2008.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The aggregate amount of our consolidated debt to be repaid in the next five years is as follows (in thousands):

2010	$424,870
2011	36,266
2012	817,470
2013	533,000
2014	—
Thereafter	2,444,120

$4,255,726

The table above includes principal amounts due on mortgage loans related to Properties in Default using the contractual maturity dates per the loan agreements. Management does not intend to settle principal amounts related to mortgage loans secured by the Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. See Note 11 “Properties in Default—Mortgage Loans.”

As of December 31, 2009 (excluding mortgage loans associated with Properties in Default), $0.7 billion of our consolidated debt may be prepaid without penalty, $1.5 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements), $0.1 billion contains restrictions that would require the payment of prepayment penalties for the repayment of debt prior to various dates (as specified in the underlying loan agreements) and $1.1 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

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

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of December 31, 2009 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of December 31, 2009	Available for Future Funding	Operating Partnership Repayment Guarantee
207 Goode	$64,497	$47,444	$17,053	$47,444
17885 Von Karman	33,600	24,154	9,446	6,720

	98,097	71,598	26,499
2385 Northside Drive (1)	19,860	17,506	2,354	3,972

	$117,957	$89,104	$28,853

(1)	In March 2010, the 2385 Northside Drive construction loan was repaid upon disposition of the property. See “Subsequent Events.”

Amounts shown as available for future funding as of December 31, 2009 represent funds that can be drawn to pay for remaining project development costs, including interest, tenant improvement and leasing costs.

Each of our construction loans is subject to a partial or total guarantee by our Operating Partnership. The amounts guaranteed at any point in time are based on the stage of the development cycle that the project is in and are subject to reduction when certain financial ratios have been met. These repayment guarantees expire if and when the underlying loans have been fully repaid. Our 207 Goode construction loan is currently fully recourse to our Operating Partnership. The repayment guarantee can be reduced to $9.7 million if certain criteria are met, which we believe we have met. We submitted our repayment guarantee reduction request on February 12, 2010, which the lender rejected. Discussions are in progress with the lender regarding our guarantee reduction request.

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. Certain of our construction loans require our Operating Partnership to comply with minimum amounts of tangible net worth and liquidity. We were in compliance with such covenants as of December 31, 2009.

2009 Loan Amendments

Lantana Media Campus Construction Loan—

In July 2009, we entered into a loan modification to amend the financial covenants of our Lantana Media Campus construction loan. As part of the conditions of this loan modification, we made a principal paydown totaling $6.0 million in satisfaction of the payment required to extend the maturity date of this loan. This loan was repaid in December 2009 upon disposition of the property.

Plaza Las Fuentes—

In August 2009, we entered into a loan modification to amend the financial covenants of our Plaza Las Fuentes mortgage loan. As a result of the modification, the minimum tangible net worth (as defined in the loan agreement) that we must maintain during the life of this loan was reduced to $200.0 million (previously $500.0 million) and the minimum amount of liquidity (as defined in the loan agreement) that we must maintain during the life of this loan was reduced to $20.0 million (previously $50.0 million). Additionally, the leverage ratio covenant was eliminated.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As part of the conditions of this loan modification, we made a principal paydown totaling $4.0 million and are allowing the lender to apply excess receipts at the property level until the loan balance has been reduced by an additional $3.0 million. As of December 31, 2009, we have made $2.0 million of principal reduction payments toward the $3.0 million requirement. After the loan has been reduced by $3.0 million, the amount of principal payments will be increased to $200.0 thousand per month (previously $100.0 thousand per month).

2009 Dispositions

We disposed of 18581 Teller in March 2009. The $20.0 million mortgage loan related to this property was assumed by the buyer upon disposition. We recorded a $0.2 million loss from early extinguishment of debt as a part of discontinued operations related to the writeoff of amortized loan costs on this loan.

We disposed of City Parkway in June 2009 pursuant to a cooperative agreement reached with an unsolicited buyer for the assumption of the $99.6 million mortgage loan encumbering the property, which approximated fair value. We recorded a $0.1 million loss from early extinguishment of debt as a part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

We disposed of 3161 Michelson in June 2009. The $163.5 million outstanding balance under the construction loan was repaid using approximately $152 million of net proceeds from the transaction combined with $6.5 million of unrestricted cash and $5.0 million of restricted cash for leasing and debt service released to us by the lender. We recorded a $0.3 million loss from early extinguishment of debt as a part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

We completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I in August 2009. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage. We recorded a $0.3 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan. We recorded no gain on extinguishment of debt in connection with this transaction because the fair value of the assets transferred to the lender approximated the value of the debt that was satisfied in the deed-in-lieu of foreclosure.

We disposed of the Lantana Media Center in December 2009. The $175.8 million outstanding balance under the mortgage and construction loans was repaid using proceeds from this transaction. We recorded a $0.3 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

2008 Financing and Refinancing Activity

Plaza Las Fuentes—

In September 2008, we completed a $100.0 million financing secured by Plaza Las Fuentes and the Westin® Pasadena Hotel. Net proceeds totaled approximately $95 million, of which approximately $65 million was used to extend three of our construction loans, including paying down principal balances, securing letters of credit, funding leasing reserves, and paying closing costs (as described below), leaving approximately $30 million available for general corporate purposes.

This loan bears interest at (i) LIBOR plus 3.25% or (ii) the base rate, as defined in the loan agreement, plus 2.25%. This loan matures on September 29, 2010, with three one-year extensions available at our option, subject to certain conditions, some of which we may be unable to fulfill. As required by the loan agreement, we

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

entered into an interest rate cap agreement which limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. This loan requires principal payments of $100.0 thousand per month during the term of the loan, including any extension periods. Additional principal paydowns will be required if the property’s debt service coverage ratio (as defined in the loan agreement) is less than specified amounts as of the applicable quarterly measurement date. The amount of monthly principal payments was modified and the requirement for additional paydowns was eliminated in August 2009. See “2009 Loan Amendments—Plaza Las Fuentes” above.

The terms of the Plaza Las Fuentes loan require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and cash liquidity, and a maximum amount of leverage. The financial covenants of this loan were modified in August 2009. See “2009 Loan Amendments—Plaza Las Fuentes” above.

In connection with this loan, our Operating Partnership entered into guarantees for space leased to certain tenants at Plaza Las Fuentes.

Griffin Towers—

In April 2008, we repaid a $200.0 million mortgage loan secured by Griffin Towers. The repayment was funded through the issuance of $180.0 million in new debt and $20.0 million of cash on hand.

The new debt is comprised of (i) a $125.0 million mortgage loan (the “Mortgage Loan”) secured by Griffin Towers, (ii) a $20.0 million senior mezzanine loan (the “Senior Mezzanine Loan”) secured by an equity interest in Griffin Towers and (iii) a $55.0 million junior mezzanine loan secured by an equity interest in Griffin Towers. Simultaneously at closing, our Operating Partnership repurchased the $55.0 million junior mezzanine loan which was funded through a separate $35.0 million repurchase facility (the “Repurchase Facility”) issued by the lender and $20.0 million of cash on hand. The net effect of these financing transactions was the issuance of $145.0 million in mortgage and mezzanine loans secured by Griffin Towers and $35.0 million in secured recourse debt issued by our Operating Partnership.

The Mortgage Loan bears interest at a variable rate of LIBOR plus 3.5% (with a LIBOR floor of 3.0%). We purchased an interest rate cap agreement which caps LIBOR at 5%. The Senior Mezzanine Loan bears interest at a fixed rate of 13.0% per annum. Both the Mortgage Loan and the Senior Mezzanine Loan were settled in March 2010 upon disposition of the property. See Note 22 “Subsequent Events.”

The Repurchase Facility bears interest at a variable rate of (i) LIBOR plus 1.75% through and including May 31, 2009, (ii) LIBOR plus 2.75% from June 1, 2009 through and including May 31, 2010 and (iii) LIBOR plus 3.75% from June 1, 2010 and thereafter. The Repurchase Facility requires principal repayments on June 1, 2010 and at maturity on May 1, 2011. The Repurchase Facility was converted to an unsecured term loan in March 2010 upon disposition of Griffin Towers. See Note 22 “Subsequent Events.”

2008 Loan Extensions

3161 Michelson—

In September 2008, we extended our 3161 Michelson construction loan for a period of one year. The amended loan bore interest at (i) LIBOR plus 3.00% or (ii) the base rate, as defined in the original loan agreement, plus 2.25%. This loan was repaid upon disposition of the property in June 2009. See “2009 Dispositions” above.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

17885 Von Karman—

In September 2008, we extended our 17885 Von Karman construction loan for a period of eighteen months. This loan now matures on June 30, 2010. The modified loan bears interest at (i) LIBOR plus 2.50% or (ii) the base rate, as defined in the modification agreement, plus 0.50%. A floor interest rate of 5.00% applies to both LIBOR and base rate loans. As part of the conditions to extend the maturity date of this loan, we made a principal payment of $4.8 million using proceeds received from the financing of Plaza Las Fuentes.

2385 Northside Drive—

In September 2008, we extended our 2385 Northside Drive construction loan. The modified loan bears interest at (i) LIBOR plus 2.50% or (ii) the base rate, as defined in the modification agreement, plus 0.50%. A floor interest rate of 5.00% applies to both LIBOR and base rate loans. As part of the conditions to extend the maturity date of this loan, we made a principal payment of $6.5 million using proceeds received from the financing of Plaza Las Fuentes. This loan was repaid in March 2010 upon disposition of the property. See Note 22 “Subsequent Events.”

City Parkway—

In October 2008, we extended our City Parkway mortgage loan for a period of one year. The terms of the extended loan remained the same as the original loan, including the interest rate spread. This loan was assumed by the buyer upon disposition of the property in June 2009. See “2009 Dispositions” above.

Brea Corporate Place and Brea Financial Commons—

In November 2008, we exercised our first one-year extension option available under the mortgage loan secured by Brea Corporate Place and Brea Financial Commons. This loan now matures on May 1, 2010. We have two one-year extensions available at our option that would allow us to extend the maturity of this loan to May 1, 2012, subject to certain conditions, some of which we may be unable to fulfill. The terms of the extended loan remain the same as the original loan, including the interest rate spread. As required by the modified loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.

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

Note 7—Noncontrolling Interests

Effective January 1, 2009, we adopted the provisions of the Noncontrolling Interests Subsections of FASB Codification Topic 810, Consolidation, which require that amounts previously reported as minority

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

interests in our consolidated financial statements be reported as noncontrolling interests and included in equity/(deficit). As a result, upon the adoption of FASB Codification Topic 810 and the related provisions of FASB Codification Topic 480, Distinguishing Liabilities from Equity, our common units are presented in the deficit section of our consolidated balance sheet. This balance sheet presentation is a change to our previous presentation for our common units since under previous accounting guidance we had reported these units in the minority interests section, after total liabilities but before equity/(deficit). The measurement of our common units as of December 31, 2008 is consistent with previously reported amounts.

The adoption of the provisions of FASB Codification Topic 810 resulted in a change in the presentation of our consolidated statements of operations but had no impact on our previously reported net loss or cash flows. As a result of adopting the provisions of FASB Codification Topic 810, we are able to allocate losses to our noncontrolling interests effective January 1, 2009 even though their basis had been reduced to zero as of June 30, 2008.

If the provisions of FASB Codification Topic 810 had not been adopted effective January 1, 2009, we would not have allocated $108.6 million of net losses to the common units of our Operating Partnership for 2009. On a pro forma basis, the net loss attributable to Maguire Properties, Inc. would have been $869.7 million for 2009.

Common Units of our Operating Partnership

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by Maguire Properties, Inc. As of December 31, 2009 and 2008, our limited partners’ ownership interest in Maguire Properties, L.P. was 12.2%. Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time. At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events.

There were no Operating Partnership units redeemed during 2009 and 2007. During 2008, we issued 731,343 shares of our common stock in exchange for Operating Partnership units redeemed by our limited partners.

As of December 31, 2009 and 2008, 6,674,573 noncontrolling common units of our Operating Partnership were outstanding. These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheet. As of December 31, 2009 and 2008, the aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership was $10.1 million and $9.7 million, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership. In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Net loss (income) attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet and statement of equity/(deficit) to account for any change in ownership percentage during the period. During 2009 and 2007, our limited partners’ weighted average share of our net loss was 12.2% and 13.6%, respectively. During 2008, we allocated $14.4 million of losses to our limited partners, which reduced their basis to zero as of June 30, 2008.

Note 8—Deficit and Comprehensive Loss

Preferred Stock

We are authorized to issue up to 50.0 million shares of $0.01 par value 7.625% Series A Cumulative Redeemable Preferred Stock, of which 10.0 million shares were outstanding as of December 31, 2009 and 2008.

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

Holders of our Series A Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other events. On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. As of January 31, 2010, we have missed five quarterly dividend payments totaling $23.8 million. Upon missing a sixth dividend payment, the holders of our Series A Preferred Stock are entitled to elect two additional members to our board of directors (the “Preferred Directors”). The Preferred Directors will serve on our board until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside.

Preferred Units

We own 10.0 million 7.625% Series A Cumulative Preferred Units, representing limited partnership units in our Operating Partnership, the terms of which have essentially the same economic characteristics as the Series A Preferred Stock.

Common Stock

We are authorized to issue up to 100.0 million shares of $0.01 par value common stock, of which 48.0 million shares were outstanding as of December 31, 2009 and 2008, respectively.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Distributions

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Earnings and profits, which determine the taxability of distributions to stockholders, will differ from the net income or loss reported in our consolidated statements of operations due to these differences.

Our board of directors did not declare a dividend on our common stock during 2008 and 2009. The actual amount and timing of distributions in 2010 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share.

The following table reconciles the dividends declared per common share to the dividends paid per common share during 2008 and 2007:

		For the Year Ended December 31,
		2008	2007
Dividends declared per common share		$—	$1.6000
Deduct:	Dividends declared in the current year and paid in the following year	—	(0.4000)
Add:	Dividends declared in the prior year and paid in the current year	0.4000	0.4000

Dividends paid per common share		$0.4000	$1.6000

The income tax treatment for dividends reportable for our common stock for 2008 and 2007 is as follows (unaudited):

	Common Stock Distribution Characterization (Per Share)
	For the Year Ended December 31,
	2008		2007
Capital gain	$—	—	$1.4144	88.4%
Return of capital	0.4000	100.0%	0.1856	11.6%

	$0.4000	100.0%	$1.6000	100.0%

The income tax treatment for dividends on our Series A Preferred Stock for 2008 and 2007 is as follows (unaudited):

	Series A Preferred Stock Distribution Characterization (Per Share)
	For the Year Ended December 31,
	2008		2007
Capital gain	$—	—	$1.9064	100.0%
Return of capital	1.4298	100.0%	—	—

	$1.4298	100.0%	$1.9064	100.0%

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	Maguire Properties, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2008	$(19,662)	$—	$(19,662)
Net loss	(761,157)	(108,570)	(869,727)
Adjustment for preferred dividends not declared	(2,329)	2,329	—
Compensation cost for share-based awards	5,521	—	5,521
Other comprehensive loss	23,607	3,284	26,891

Balance, December 31, 2009	$(754,020)	$(102,957)	$(856,977)

Comprehensive Loss

The changes in the components of other comprehensive loss are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(869,727)	$(323,338)	$19,359

Interest rate swaps assigned to lenders:
Unrealized holding gains	—	—	14,745
Reclassification adjustment for realized gains included in net (loss) income	(4,638)	(4,132)	(7,606)

	(4,638)	(4,132)	7,139

Interest rate swaps:
Unrealized holding gains (losses)	15,898	(37,397)	(35,391)
Reclassification adjustment for realized gains (losses) included in net (loss) income	26	(149)	(176)
Reclassification adjustment for unrealized losses included in net (loss) income	15,255	—	—

	31,179	(37,546)	(35,567)

Interest rate caps:
Unrealized holding losses	(11)	(687)	(123)
Reclassification adjustment for realized losses included in net (loss) income	361	14	178

	350	(673)	55

Comprehensive loss	$(842,836)	$(365,689)	$(9,014)

Comprehensive loss attributable to:
Maguire Properties, Inc.	$(739,879)	$(351,839)	$(5,208)
Common units of our Operating Partnership	(102,957)	(13,850)	(3,806)

	$(842,836)	$(365,689)	$(9,014)

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of accumulated other comprehensive loss, net are as follows (in thousands):

	December 31, 2009	December 31, 2008
Deferred gain on assignment of interest rate swap agreements, net	$4,972	$9,610
Interest rate swaps	(37,656)	(68,835)
Interest rate caps	(321)	(671)

	$(33,005)	$(59,896)

Accumulated other comprehensive loss, net attributable to:
Maguire Properties, Inc.	$(36,289)	$(59,896)
Common units of our Operating Partnership	3,284	—

	$(33,005)	$(59,896)

Interest Rate Swaps Assigned to Lenders

During 2007 and 2006, we assigned certain interest rate swap agreements to our lenders in exchange for lower stated interest rates on the underlying debt. Deferred gains totaling $23.5 million were recorded in accumulated other comprehensive (loss) income in the consolidated balance sheets at the time of assignment. Of the deferred gains recorded, $14.7 million relate to loans maturing in 2017, while $8.8 million relate to a loan that matures in 2013.

These deferred gains are being amortized over the life of the swaps as a reduction of interest expense. The corresponding debt discounts were recorded in the consolidated balance sheets as a reduction of the principal amount of the underlying debt and are being amortized as an increase to interest expense in the consolidated statements of operations over the life of the swaps. The deferred gains recognized during 2009, 2008 and 2007 were $1.8 million, $4.1 million and $7.6 million, respectively. These were mostly offset by the amortization of the related debt discounts as interest expense.

During 2009, we wrote off $2.8 million of deferred gains associated with mortgage loans in default as of December 31, 2009 to interest expense as part of continuing operations based on management’s belief that it is probable that we will be unable to or do not intend to cure the default. This increase in interest expense was fully offset by the related writeoff of the debt discounts associated with these loans to interest expense.

Note 9—Share-Based Payments

In June 2007, our stockholders approved the Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. (the “Incentive Award Plan”), which amended and restated in its entirety our previous plan, the Amended and Restated 2003 Incentive Award Plan. The number of shares of common stock available for grant under the Incentive Award Plan is subject to an aggregate limit of 6,050,000 shares. The Incentive Award Plan expires on November 12, 2012, except as to any grants then outstanding. As of December 31, 2009, there were 1.1 million shares of common stock available for grant under the Incentive Award Plan.

Under the Incentive Award Plan, we have the ability to grant nonqualified stock options, incentive stock options, restricted stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Options

Nonqualified stock options are granted at not less than 100% of the fair market value of our common stock on the date of grant. The value of stock option awards are recorded as compensation expense on a straight-line basis over the vesting period. These stock options vest over three equal annual installments on each of the first, second and third anniversaries of the date of grant. Vested options can be exercised up to ten years from the date of grant, up to 12 months from the date of termination of directorship by death or permanent and total disability, or up to six months from the date of termination of directorship by reasons other than death or permanent and total disability.

The following table summarizes the number and weighted average exercise prices of our stock option grants:

	Number	Weighted Average Exercise Price
Options outstanding at December 31, 2006	307,100	$21.41
Granted	32,500	34.08
Exercised	(207,100)	19.00
Forfeited	(23,333)	34.02

Options outstanding at December 31, 2007	109,167	27.07
Granted	67,500	8.64
Exercised	—	—
Forfeited	(36,667)	29.51

Options outstanding at December 31, 2008	140,000	17.55
Granted	980,000	0.59
Exercised	—	—
Forfeited	(191,350)	10.16

Options outstanding at December 31, 2009	928,650	$1.17

Options exercisable at December 31, 2009	19,168	$13.40

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. As of December 31, 2009, the intrinsic value of our stock options outstanding was $0.3 million, while our stock options exercisable had no intrinsic value. As of December 31, 2009, the average remaining life of stock options outstanding was approximately 10 years, while the average remaining life of stock options exercisable was approximately 8 years.

We received cash proceeds from stock options exercised during 2007 totaling $3.9 million. The total intrinsic value of options exercised during 2007 was $3.5 million. There were no stock options exercised during 2008 and 2009.

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We grant time-based restricted stock units, usually accompanied by dividend equivalents. Each vested restricted stock unit represents the right to receive one share of our common stock. Restricted stock units vest over a period of five years, with 20% vesting on the first anniversary of the date of grant, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to the recipient’s continued employment with us. Restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the underlying grant agreement. All vested restricted stock units will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the fifth anniversary of the grant date, (2) the occurrence of a change in control (as defined in the underlying grant agreements), or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

The following table summarizes the number and weighted average grant date fair value of our unvested restricted stock and restricted stock unit awards:

	Number	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	407,177	$33.56
Granted	25,614	37.88
Vested	(92,670)	31.78
Forfeited	(6,023)	36.27

Unvested at December 31, 2007	334,098	34.34
Granted	2,307,441	8.64
Vested	(282,186)	33.08
Forfeited	(7,296)	34.91

Unvested at December 31, 2008	2,352,057	9.27
Granted	52,000	0.72
Vested	(792,638)	10.43
Forfeited	(199,771)	11.50

Unvested at December 31, 2009	1,411,648	$7.99

Restricted stock and time-based restricted stock unit awards are valued at market value on the date of grant and are recorded as compensation expense on a straight-line basis over the vesting period.

During 2009, 682,930 restricted stock unit awards vested. During 2009, we issued 18,899 shares of our common stock in settlement of vested restricted stock unit awards, net of the cancellation of 10,515 restricted stock units in accordance with the provisions of the Incentive Award Plan to satisfy the employee’s minimum statutory tax withholding requirements.

During 2008, we granted 1,250,000 restricted stock units to Mr. Nelson Rising, which had a value of $7.8 million (as determined using the Monte Carlo Simulation method). This award was subject to both time-based and performance-based vesting. In 2009, the board of directors approved an amendment to Mr. Rising’s award that eliminated the performance-based vesting criteria. The fair value of the modified award is $1.4 million. The value of the modified award, combined with the value of the original award, is being recorded as compensation expense on a straight-line basis over the vesting period.

During 2009 and 2008, certain of our senior management terminated their employment resulting in the accelerated vesting of 38,645 shares of restricted stock and 74,383 restricted stock units in 2009 and 227,468 shares of restricted stock during 2008.
Stock-based compensation cost totaling $1.4 million and $6.0 million was recorded in 2009 and 2008, respectively, as a result of the acceleration of vesting.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During 2009 and 2008, we accepted the cancellation of 25,232 shares and 109,088 shares, respectively, of our common stock held by certain employees in accordance with the provisions of our Incentive Award Plan to satisfy the employees’ minimum statutory tax withholding requirements related to restricted stock and restricted stock unit awards that vested. The value of the cancelled shares totaled $0.1 million and $1.4 million during 2009 and 2008, respectively, and was calculated based on the closing market price of our common stock on the day prior to the applicable vesting date.

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

The amount payable for the absolute component of Executive Equity Plan awards is based upon the amount by which our annualized total stockholder return over the measurement period exceeds 9%. The amount payable for the relative component requires us to achieve an annualized total stockholder return that is above the greater of an annualized total stockholder return of 9% or the NAREIT Office Index during the same period. Participants will receive a total award in an amount between 2.5% and 10.0% of the excess return over a base of $23.91 per common share.

Awards under this plan will be paid in shares of our common stock or, at the discretion of the Compensation Committee of the board of directors, in cash (in whole or in part) at the end of the applicable performance period; however, it is our intent to settle all awards with shares of our common stock. The awards may vest in whole or in part on March 31, 2008, 2009 and 2010. In no case shall the total value of awards under the Executive Equity Plan exceed $50.0 million, and the number of common shares to be issued cannot exceed 3.0 million shares. As of December 31, 2009, 34.5% of the award has been allocated to participants and no awards have vested.

The aggregate fair value of Executive Equity Plan awards on the date of the grant (as determined using the Monte Carlo Simulation method) is being recorded as compensation expense on a straight-line basis over the derived requisite service period ranging from 2- 1/2 to 5 years. During 2007, we granted awards valued at $1.7 million. During 2009 and 2008, certain of our senior management terminated their employment, resulting in the forfeiture of their Executive Equity Plan awards. These forfeitures resulted in the reversal of $1.2 million and $2.6 million of stock-based compensation cost during 2009 and 2008, respectively. The compensation cost related to this plan was $1.2 million and $1.4 million (excluding the reversal for forfeitures) for 2009 and 2008, respectively, and $2.0 million for 2007.

Performance Award Agreement for Mr. Maguire

In August 2006, we entered into a definitive agreement with Mr. Maguire, pursuant to which he was granted a performance award under our Incentive Award Plan. As a result of Mr. Maguire’s termination of employment in 2008, he forfeited his performance award. This forfeiture resulted in the reversal of $4.0 million of stock-based compensation cost during 2008. During 2007, we recognized $2.7 million of compensation cost related to this award.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10—Earnings per Share

Basic net (loss) income available to common stockholders is computed by dividing reported net (loss) income available to common stockholders by the weighted average number of common shares outstanding during each period. As discussed in Note 9 “Share-Based Payments,” we do not issue common stock in settlement of vested restricted stock unit awards until the earliest to occur of (1) the fifth anniversary of the grant date, (2) the occurrence of a change in control (as defined in the underlying grant agreements, or (3) the recipient’s separation from service. In accordance with the provisions of FASB Codification Topic 260, Earnings Per Share, we include vested restricted stock units in the calculation of basic earnings per share since the shares will be issued for no cash consideration, and all the necessary conditions for issuance have been satisfied as of the vesting date.

Diluted net (loss) income available to common stockholders is computed by dividing reported net (loss) income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during each period. The impact of noncontrolling common units of our Operating Partnership outstanding is considered in the calculation of diluted net (loss) income available to common stockholders. The noncontrolling common units are not reflected in the calculation of diluted net (loss) income available to common stockholders because the exchange of common units into common stock is on a one-for-one basis, and the noncontrolling common units already receive their share of our net (loss) income in the consolidated statement of operations on a basis equal to that of our common stock. Accordingly, any exchange of noncontrolling common units would not have any effect on diluted (loss) income to common stockholders per share.

A reconciliation of (loss) earnings per share is as follows (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income attributable to Maguire Properties, Inc.	$(761,157)	$(308,984)	$19,319
Preferred stock dividends	(19,064)	(19,064)	(19,064)

Net (loss) income available to common stockholders	$(780,221)	$(328,048)	$255

Denominator:
Weighted average number of common shares outstanding (basic)	48,127,997	47,538,457	46,750,597

Effect of dilutive securities:
Nonvested restricted stock	—	—	18,828
Nonqualified stock options	—	—	63,577

Weighted average number of common and common equivalent shares (diluted)	48,127,997	47,538,457	46,833,002

Net (loss) income available to common stockholders per share–basic	$(16.21)	$(6.90)	$0.01

Net (loss) income available to common stockholders per share–diluted	$(16.21)	$(6.90)	$0.01

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In 2009, approximately 879,000 nonqualified stock options and 222,000 restricted stock units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. In 2008, approximately 461,000 restricted stock units, 100,000 shares of nonvested restricted stock and 73,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss position. In 2007, approximately 227,000 shares of nonvested restricted stock and 32,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Note 11—Properties in Default

Overview

As described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies—Liquidity,” as part of our strategic disposition program certain of our special purpose property-owning subsidiaries are currently in default under six CMBS mortgages secured by the following office properties: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower.

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

December 31, 2009
Investments in real estate, net	$625,721
Restricted cash	24,506
Deferred leasing costs and value of in-place leases, net	17,347
Other	13,055

Assets associated with Properties in Default	$680,629

Mortgage loans	$888,482
Accounts payable and other liabilities	33,390
Acquired below-market leases, net	21,944

Obligations associated with Properties in Default	$943,816

As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

Intangible Assets and Liabilities

As of December 31, 2009, our estimate of the benefit to rental income of amortization of acquired below-market leases, net of acquired above-market leases, related to Properties in Default is $5.1 million, $3.1 million, $2.3 million, $1.9 million, $1.5 million and $7.4 million for 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Mortgage Loans

The principal amount of mortgage loans related to Properties in Default to be repaid in the next five years is as follows (in thousands):

2010	$1,746
2011	1,266
2012	365,470
2013	—
2014	—
Thereafter	520,000

$888,482

Amounts shown in the table above reflect the contractual maturity dates per the loan agreements. Principal amounts that were contractually due and unpaid as of December 31, 2009 are included in the 2010 column. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The interest expense recorded in our consolidated statement of operations during 2009 related to mortgage loans in default as of December 31, 2009 is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	5	$4,820	$4,111
2600 Michelson	August 11, 2009	5	2,662	2,185
Park Place II	August 11, 2009	5	2,251	1,961
Stadium Towers Plaza	August 11, 2009	5	2,458	1,986
Pacific Arts Plaza	September 1, 2009	4	4,715	3,660

			$16,906	$13,903

Amounts shown in the table above reflect contractual and default interest calculated per the terms of the loan agreements. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

In October 2009, our special purpose property-owning subsidiary that owns Park Place II entered into a forbearance agreement with the lender, master servicer and special servicer. Under this agreement, we will continue to manage and operate Park Place II and market the property for sale during the forbearance period. We are receiving disbursements from the restricted lockbox accounts held by the lender to fund the operating expenses and leasing costs of Park Place II during the forbearance period. In November 2009, 2600 Michelson was placed in receivership and is being managed by a court-appointed receiver. In March 2010, Pacific Arts Plaza was placed in receivership. See Note 22 “Subsequent Events.”

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. We are in discussions with the special servicers regarding a cooperative resolution on each of these assets, including through foreclosure, deed-in-lieu of foreclosure or short sale. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the loans

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

in default as of December 31, 2009, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

Fair Value of Mortgage Loans

The carrying amount of mortgage loans encumbering the Properties in Default totals $888.5 million as of December 31, 2009, and they bear contractual interest at rates ranging from 5.88% to 10.78%. As of December 31, 2009, we did not calculate the fair value of these loans as it was not practicable to do so as there is substantial uncertainty as to their market value and when and how they will be settled.

Rental Revenue

As of December 31, 2009, our estimate of the minimum future rental revenue associated with Properties in Default is $43.4 million, $38.3 million, $34.6 million, $30.4 million, $ 20.0 million and $79.4 million for 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Note 12—Dispositions and Discontinued Operations

A summary of our property dispositions is as follows (amounts in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Year	Debt Satisfied	Gain/ (Impairment) Recorded(1)		Loss from Early Extinguishment
18581 Teller	Irvine, CA	86,000	2009	$(20.0)		$2.2	$(0.2)
City Parkway	Orange, CA	458,000	2009	(99.6)		(40.1)	(0.1)
3161 Michelson (2)	Irvine, CA	532,000	2009	(163.5)		(23.5)	(0.3)
Park Place I (including certain parking areas and related development rights)	Irvine, CA	1,637,000	2009	(170.0)		(112.2)	(0.3)
130 State College	Brea, CA	43,000	2009	—		(5.9)	—
Lantana Media Campus	Santa Monica, CA	406,000	2009	(175.8)		(26.0)	(0.3)

		3,162,000		$(628.9)		$(205.5)	$(1.2)

1920 and 2010 Main Plaza	Irvine, CA	587,000	2008	$(160.7)		$(52.5)	$(1.0)
City Plaza	Orange, CA	328,000	2008	(101.0)		(21.2)	(0.8)

		915,000		$(261.7)		$(73.7)	$(1.8)

Blackstone properties (3)
Inwood Park	Irvine, CA	157,000	2007	$(39.6)	$	None	$(1.2)
1201 Dove Street	Newport Beach, CA	78,000	2007	(21.4)		None	(0.6)
Fairchild Corporate Center	Irvine, CA	105,000	2007	(29.2)		None	(0.9)
Redstone Plaza	Newport Beach, CA	168,000	2007	(49.7)		None	(1.5)
Bixby Ranch	Seal Beach, CA	295,000	2007	(82.6)		None	(2.4)
Lincoln Town Center	Orange, CA	215,000	2007	(71.4)		None	(0.5)
Tower 17	Irvine, CA	231,000	2007	(92.0)		None	(0.6)
1100 Executive Tower	Orange, CA	367,000	2007	(127.0)		None	(0.9)

Other:
Wateridge Plaza	San Diego, CA	268,000	2007	(62.9)		33.9	(0.4)
Pacific Center	Mission Valley, CA	439,000	2007	(121.2)		47.4	(0.8)
Regents Square	La Jolla, CA	312,000	2007	(103.6)		114.1	(0.1)
18301 Von Karman	Irvine, CA	220,000	2007	(95.0)		None	(0.8)

		2,855,000		$(895.6)		$195.4	$(10.7)

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	Gains on disposition are recorded in the consolidated statement of operations in the period the property is disposed of. Impairment losses are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

(2)	In 2008, we recorded a $50.0 million impairment charge to reduce our investment in 3161 Michelson to its estimated fair value, less estimated costs to sell, as of December 31, 2008. The total impairment charge recorded related to the disposition of this property was $73.5 million.

(3)	We also disposed of three development sites acquired in the Southern California Equity Office Properties portfolio (the “Blackstone Transaction”): Inwood Park, Bixby Ranch and 1100 Executive Tower.

2009 Dispositions

In March 2009, we completed the disposition of 18581 Teller. The transaction was valued at approximately $22 million, which included the buyer’s assumption of the $20.0 million mortgage loan on the property. We received net proceeds of $1.8 million from this transaction.

In June 2009, we completed the disposition of City Parkway pursuant to a cooperative agreement reached with an unsolicited buyer for the assumption of the $99.6 million mortgage loan encumbering the property, which approximated fair value. We received no net proceeds from this transaction.

In June 2009, we completed the disposition of 3161 Michelson. The transaction was valued at $160.0 million, prior to $6.6 million in credits provided to the buyer. We received proceeds from this transaction of approximately $152 million, net of transaction costs. The net proceeds from this transaction, combined with $6.5 million of unrestricted cash and $5.0 million of restricted cash for leasing and debt service released to us by the lender, were used to repay the $163.5 million outstanding balance under the construction loan on the property.

In August 2009, we completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage. Additionally, we closed the sale of certain parking areas together with related development rights associated with the Park Place campus for $17.0 million. We received net proceeds of $16.5 million from this transaction.

In October 2009, we disposed of 130 State College for $6.5 million. We received net proceeds totaling $6.1 million from this transaction.

In December 2009, we completed the disposition of the Lantana Media Campus in transactions involving two separate buyers. The value of these transactions totaled approximately $200 million. We received proceeds of approximately $195 million, net of transaction costs, of which $175.8 million was used to repay the balances outstanding under the mortgage and construction loans. Net of the debt repayment, we received net proceeds of $18.3 million from this transaction.

2008 Dispositions

In August 2008, we completed the sale of 1920 and 2010 Main Plaza for approximately $211 million, including the buyer’s assumption of the $160.7 million mortgage loan on the property and the transfer to the buyer of approximately $10 million of restricted leasing reserves. We received net proceeds from this transaction of approximately $48 million, which we used for general corporate purposes.

In September 2008, we completed the sale of City Plaza. The disposition consisted of (1) the conveyance of the property to a third party (including the release of approximately $15 million of existing loan reserves to the

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

third party), and (2) an approximate $1 million cash payment by us (which was offset by our release from an approximate $1 million future obligation). The $101.0 million mortgage loan on the property was assumed by the buyer. We received no net proceeds from this transaction.

2007 Dispositions

In April 2007, we acquired eight office properties and three development sites in the Blackstone Transaction: Inwood Park, 1201 Dove Street, Fairchild Corporate Center, Redstone Plaza, Bixby Ranch, Lincoln Town Center, Tower 17, 1100 Executive Tower and the Inwood Park, Bixby Ranch and 1100 Executive Tower development sites. We disposed of these properties shortly after their acquisition. A total of $274.0 million of the debt encumbering these properties was assumed by the buyers upon disposition while $238.9 million was repaid. We recorded no gain or loss on the disposal of these properties since the purchase price allocated to them at the date of acquisition equaled the value recorded upon disposal.

In May 2007, we completed the sale of Wateridge Plaza. We repaid the $47.9 million mortgage and $15.0 million mezzanine loans on this property using proceeds received from the sale. After repayment of the loans, we received approximately $35 million in net proceeds from this transaction, which we used to pay down an outstanding term loan.

In July 2007, we completed the sale of Pacific Center. The $121.2 million mortgage loan on this property was assumed by the buyer. We received approximately $85 million in net proceeds from this transaction, which we used to pay down an outstanding term loan.

In September 2007, we completed the sale of Regents Square. The $103.6 million mortgage loan on this property was assumed by the buyer.

In October 2007, we contributed 18301 Von Karman to DH Von Karman Maguire, LLC for an agreed upon value of approximately $112 million, less approximately $2 million of credits and the transfer of loan reserves of approximately $7 million in connection with the joint venture’s assumption of the existing $95.0 million mortgage loan on the property. We recorded no gain or loss on the contribution of this property since the purchase price allocated to this property at the date of acquisition in April 2007 equaled the value recorded upon disposal.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Revenue:
Rental	$42,793	$65,840	$90,148
Tenant reimbursements	3,306	4,988	5,941
Parking	3,741	5,736	6,410
Other	1,194	2,512	6,096

Total revenue	51,034	79,076	108,595

Expenses:
Rental property operating and maintenance	14,756	26,972	31,498
Real estate taxes	6,430	11,842	12,607
Parking	2,171	3,165	3,681
Depreciation and amortization	17,087	38,019	50,968
Impairment of long-lived assets	207,739	123,694	—
Interest	17,120	38,029	48,164
Loss from early extinguishment of debt	1,165	1,801	9,882

Total expenses	266,468	243,522	156,800

Loss from discontinued operations before gain on sale of real estate	(215,434)	(164,446)	(48,205)
Gain on sale of real estate	2,170	—	195,387

Loss from discontinued operations	$(213,264)	$(164,446)	$147,182

The results of operations for 18581 Teller, City Parkway, 3161 Michelson, Park Place I, 130 State College and Lantana Media Campus are reflected in the consolidated statements of operations as discontinued operations for 2009, 2008 and 2007. The results of operations for 1920 and 2010 Main Plaza and City Plaza are reflected in the consolidated statements of operations as discontinued operations for 2008 and 2007, while the results of operations for Wateridge Plaza, Pacific Center and Regents Square are reflected in the consolidated statements of operations as discontinued operations for 2007. The results of operations for 18301 Von Karman are not included as part of discontinued operations for 2007 due to our investment in a mezzanine loan secured by the 18301 Von Karman property that precludes discontinued operations accounting treatment under GAAP.

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Real Estate Held for Sale

As of December 31, 2008, our 3161 Michelson property was classified as held for sale. The major classes of assets and liabilities of real estate held for sale were as follows (in thousands):

December 31, 2008
Investment in real estate, net	$163,273
Restricted cash	11,553
Other	7,771

Assets associated with real estate held for sale	$182,597

Mortgage loan	$168,719
Accounts payable and other liabilities	2,629

Obligations associated with real estate held for sale	$171,348

Note 13—Acquisitions

We did not acquire any properties during 2008 or 2009. A summary of our 2007 acquisitions is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Mortgage Debt Incurred at Purchase (1)
130 State College	Brea, CA	43,000	$—

Blackstone properties
Griffin Towers	Santa Ana, CA	544,000	200.0
City Parkway	Orange, CA	459,000	117.0
Brea Corporate Place	Brea, CA	328,000	70.5
Brea Financial Commons	Brea, CA	165,000	38.5
Two California Plaza	Los Angeles, CA	1,330,000	470.0
550 South Hope Street	Los Angeles, CA	566,000	200.0
City Tower	Orange, CA	409,000	140.0
City Plaza	Orange, CA	324,000	111.0
500 Orange Tower	Orange, CA	333,000	110.0
Stadium Towers Plaza	Anaheim, CA	255,000	100.0
1920 Main Plaza	Irvine, CA	306,000	80.9
2010 Main Plaza	Irvine, CA	281,000	79.8
2600 Michelson	Irvine, CA	308,000	110.0
The City – 3800 Chapman	Orange, CA	157,000	44.4
18581 Teller	Irvine, CA	86,000	20.0
Inwood Park	Irvine, CA	157,000	39.6
1201 Dove Street	Newport Beach, CA	78,000	21.4
Fairchild Corporate Center	Irvine, CA	105,000	29.2
Redstone Plaza	Newport Beach, CA	168,000	49.7
Bixby Ranch	Seal Beach, CA	295,000	82.6
Lincoln Town Center	Orange, CA	215,000	71.4
Tower 17	Irvine, CA	231,000	92.0
1100 Executive Tower	Orange, CA	367,000	127.0
18301 Von Karman	Irvine, CA	220,000	95.0

		7,730,000	$2,500.0

(1)	For purposes of this schedule, the amount of debt shown is the face value of the debt before any related discounts.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In April 2007, we purchased 24 properties and 11 development sites from Blackstone Real Estate Advisors in April 2007 for $2.875 billion. The purchase price (before reserves and closing costs) was funded through new mortgage financings of $2.28 billion, a bridge mortgage financing of $223.0 million, and a $530.0 million corporate facility, which was comprised of a $400.0 million term loan, which was fully drawn at closing, and a $130.0 million revolving credit facility, which was not drawn at closing. We funded our $175.0 million cash requirement to close this transaction with excess proceeds received from refinancing the Wells Fargo Tower.

Additionally, we acquired 130 State College in July 2007 for approximately $11 million.

Note 14—Fair Value Measurements

The following tables present information regarding our assets and liabilities measured and reported in our consolidated financial statements at fair value as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. The three levels of fair value defined in FASB Codification Topic 820, Fair Value Measurements and Disclosures, are as follows:

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

Non-Recurring Measurements

Effective January 1, 2009, we adopted the provisions of FASB Codification Topic 820 for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

As described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies—Investments in Real Estate—Impairment Evaluation,” we assess whether there has been an impairment in the value of our investments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our investments for impairment on an asset-by-asset basis.

In the table below, we have classified the fair value of our investments in real estate for Griffin Towers and 2385 Northside Drive as Level 2 measurements because they were developed using negotiated sales prices with third-party buyers. We classified all other investments in real estate reported at fair value as of December 31, 2009 as Level 3 measurements due to the highly subjective nature of these calculations, which involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2009 and 2008, our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate at:
December 31, 2009	$962,048	$—	$105,072	$856,976	$(490,985)
Assets associated with real estate held for sale at:
December 31, 2008	163,273	—	163,273	—	(50,000)

In accordance with the provisions of FASB Codification Topic 360, investments in real estate with a carrying value of $2,331.7 million were written down to their estimated fair value of $1,633.0 million during 2009, resulting in impairment charges totaling $698.7 million.

As a result of our review of the fair value of our investments in real estate during 2009, we recorded impairment charges totaling $391.1 million in continuing operations to reduce the following properties to the lower of carrying value or estimated fair value: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower, City Tower, Brea Corporate Place, Brea Financial Commons, 207 Goode and 17885 Von Karman. Additionally, we recorded $99.9 million of impairment charges to write down our investment in Griffin Towers and 2385 Northside Drive to estimated fair value as a result of a decrease in the expected holding period due to their pending disposition. These properties were disposed of in March 2010.

In 2009, we disposed of City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus and recorded impairment charges totaling $207.7 million in discontinued operations. These assets had a fair value of $644.5 million at the time they were disposed of. The fair value of these properties was calculated based on the sales price negotiated with the buyers.

In addition to reviewing the fair value of our investments in real estate during 2009, we evaluated our investment in DH Von Karman Maguire, LLC and determined that it was impaired and recorded charges totaling $8.2 million in continuing operations to write off certain assets related to this investment. We also wrote off $1.6 million of other assets associated with Properties in Default after determining that these assets were impaired.

Recurring Measurements

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2009 and 2008, our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
December 31, 2009	$(41,610)	$—	$(44,021)	$2,411
December 31, 2008	(72,762)	—	(83,026)	10,264

The value of our interest rate caps is immaterial as of December 31, 2009 and 2008.

A reconciliation of the changes in the significant unobservable inputs component of fair value for our interest rate swaps during 2009 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2008	$10,264
Unrealized loss during the period	(639)
Realized gain during the period	(7,214)

Balance, December 31, 2009	$2,411

Unrealized gain included in:
Accumulated other comprehensive loss, net	$2,411

As described in Note 15 “Financial Instruments—Derivative Financial Instruments—Forward-Starting Interest Rate Swap,” we discontinued hedge accounting for our forward-starting interest rate swap related to the Lantana Media Campus construction loan and reclassified a $15.3 million unrealized loss from accumulated other comprehensive loss to interest expense in the consolidated statement of operations during the first quarter of 2009. In June 2009, we reached an agreement with our counterparty to terminate the swap for $11.3 million.

Note 15—Financial Instruments

Derivative Financial Instruments

Effective January 1, 2009, we adopted the provisions of FASB Codification Topic 815, Derivatives and Hedging, that amended and expanded the disclosure requirements for derivative instruments to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flow. The adoption of FASB Codification Topic 815 had no impact on our consolidated financial statements.

Interest rate fluctuations may impact our results of operations and cash flow. Our construction loans as well as some of our mortgage loans and our unsecured repurchase facility bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial intuitions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in other accumulated

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

comprehensive loss in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion, if any, of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

A summary of the fair value of our derivative instruments as of December 31, 2009 is as follows (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(41,610)

A summary of the effect of derivative instruments reported in the consolidated statement of operations for 2009 is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as hedging instruments:
Interest rate swap	$13,456	$—

	Location of (Loss) Recognized in Statement of Operations	Amount of (Loss) Recognized in Statement of Operations
Derivatives not designated as hedging instruments:
Forward-starting interest rate swap	Interest expense	$(11,340)

Interest Rate Swap—

As of December 31, 2009 and 2008, we held an interest rate swap with a notional amount of $425.0 million, which was equal to the exposure hedged. Under our interest rate swap agreement, we are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”). As of December 31, 2009 and 2008, we had transferred $40.1 million and $54.2 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets. This collateral will be returned to us during the remaining term of the swap as we settle our monthly obligations. The amount we would need to pay our counterparty as of December 31, 2009 to terminate our swap totals $44.0 million.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral. During 2010, we expect to receive a return of approximately $16 million to $21 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to anticipated increases in future LIBOR rates.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Forward-Starting Interest Rate Swap—

As of December 31, 2008, we held a forward-starting interest swap with a notional amount of $88.0 million that was purchased to hedge the interest rate on permanent financing for the Lantana Media Campus construction loan. During the first quarter of 2009, we began the process of marketing our Lantana property for sale. Since it was unlikely that we would require permanent project financing, we no longer qualified for hedge accounting treatment with respect to this contract. In June 2009, we reached an agreement with our counterparty to terminate the swap and paid them $11.3 million.

Interest Rate Caps—

As of December 31, 2009 and 2008, we held interest rate caps with notional amounts totaling $334.0 million and $832.3 million, respectively.

Other Financial Instruments

Effective April 1, 2009, we adopted the provisions of the Interim Disclosures Subsections of FASB Codification Topic 825, Financial Instruments, that requires disclosures about the fair value of financial instruments in interim as well as annual financial statements.

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable, dividends and distributions payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other secured loans (excluding Properties in Default) is $2,815.0 million (compared to a carrying amount of $3,367.2 million) as of December 31, 2009. We calculated the fair value of these mortgage and other secured loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

See Note 11 “Properties in Default—Fair Value of Mortgage Loans” for the estimated fair value as of December 31, 2009 of loans encumbering the Properties in Default.

Note 16—Related Party Transactions

Robert F. Maguire III

Separation and Consulting Agreements—

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as the Chief Executive Officer and Chairman of the Board of the Company. In accordance with the terms of his separation agreement, Mr. Maguire received a lump-sum cash severance payment of $2.8 million. Also pursuant to his separation agreement, Mr. Maguire is entitled to serve as the Company’s Chairman Emeritus through May 2010, after which the arrangement may be terminated by the Company. Such position does not entitle Mr. Maguire to any authority or responsibility with respect to the management or operation of the Company. For as long as Mr. Maguire serves as Chairman Emeritus, he is entitled to receive $750.0 thousand per year to defray the costs of maintaining an office in a location other than the Company’s offices and the cost of services of two assistants and a personal driver. During 2008, we recorded $4.4 million of charges in connection with the entry into the separation agreement. As of December 31, 2009, the amounts due to Mr. Maguire under this agreement have been paid in full.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On May 17, 2008, Mr. Maguire also entered into a consulting agreement with the Company for a term of two years. Pursuant to this agreement, Mr. Maguire is entitled to receive $10.0 thousand per month. During 2008, we recorded $0.2 million of charges in connection with this agreement. As of December 31, 2009, the amount due to Mr. Maguire under this agreement has been paid in full.

Other Transactions—

Prior to June 30, 2008, we earned income from providing management, leasing and real estate development services to certain properties owned by Mr. Maguire. Additionally, we leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire. In June 2008, we relocated our corporate offices to downtown Los Angeles, California and vacated the space at 1733 Ocean. Pursuant to his separation agreement, Mr. Maguire agreed to use his best efforts for a period of 180 days to obtain the necessary consents to terminate the direct lease and, if such consents were not obtained, to take certain actions to facilitate our Operating Partnership’s efforts to sublet those premises. Mr. Maguire did not obtain the necessary consents within the 180-day period.

Effective February 1, 2010, we agreed to terminate our lease of 17,207 square feet of rentable area on the fourth floor of 1733 Ocean for consideration totaling $2.5 million, consisting of installment payments of $2.0 million and an offset of $0.5 million of amounts due to us by Mr. Maguire. The installment payments will be made on a monthly basis beginning in February 2010 and ending in December 2011. We recorded a charge totaling $1.4 million in general and administrative expense in our 2009 consolidated statement of operations in connection with the termination of this lease.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Management and development fees and leasing commissions	$—	$1,005	$2,352
Rent payments	982	771	702

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statements of operations.

Tax Indemnification Agreement—

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities. Under this agreement, we agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003, as long as certain conditions under Mr. Maguire’s contribution agreement were met. The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange). Mr. Maguire’s separation agreement modified his tax indemnification agreement. As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Maguire Properties, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions. As of December 31, 2009, Mr. Maguire meets the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties predecessor, have guaranteed a portion of our mortgage loans. As of December 31, 2009 and 2008, $591.8 million of our debt is subject to such guarantees.

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners–Master Investments, LLC (“Master Investments”), an entity in which Mr. Rising had a minority interest as a result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994. Mr. Rising had no involvement with our approval of the tax indemnification agreement with Master Investments or our initial public offering. In December 2009, Mr. Rising and certain other members redeemed their interests in Master Investments for a de minimis amount of cash. Mr. Maguire is now the sole owner of Master Investments. As a result of this redemption, Mr. Rising no longer has an economic interest in the common units of our Operating Partnership held by Master Investments and is no longer entitled to any payments under the tax indemnification agreement with Master Investments.

Joint Venture with Macquarie Office Trust

We earn property management and investment advisory fees and leasing commissions from our joint venture with Macquarie Office Trust. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Management, investment advisory and development fees and leasing commissions	$6,298	$5,534	$6,669

	December 31, 2009	December 31, 2008
Accounts receivable	$2,359	$1,665
Accounts payable	(5)	(78)

	$2,354	$1,587

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations. Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheet. The joint venture’s balances were current as of December 31, 2009 and 2008.

Note 17—Employee Benefit Plan

Our full-time employees who have completed 30 days of service (or prior to March 1, 2007, 12 months of service) are eligible to participate in a 401(k) savings plan sponsored by Maguire Properties, L.P., which is a funded defined contribution plan that satisfies ERISA requirements. We make employer nondiscretionary matching contributions as well as discretionary profit sharing contributions, if any, in cash. The plan allows

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

employees to allocate their voluntary contributions and employer matching and profit sharing contributions to a variety of investment funds. Our 401(k) plan does not have a fund that invests directly in Maguire Properties, Inc. common or preferred stock. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year. During 2009, 2008 and 2007, we contributed $0.5 million, $0.7 million and $0.6 million, respectively, to the 401(k) plan.

Note 18—Rental Revenue

Our properties are leased to tenants under net operating leases with initial expiration dates ranging from 2010 to 2025. The future minimum lease payments to be received from tenants (excluding tenant reimbursements) as of December 31, 2009 are as follows (in thousands):

Minimum Future Rental Revenue
2010	$259,850
2011	235,406
2012	194,391
2013	149,720
2014	113,996
Thereafter	448,200

$1,401,563

Our rental revenue in continuing operations was increased by straight-line rent adjustments totaling $10.7 million, $13.8 million and $10.2 million in 2009, 2008 and 2007, respectively, while rental revenue in discontinued operations was increased by $6.3 million, $2.9 million and $2.2 million in 2009, 2008 and 2007, respectively.

See Note 11 “Properties in Default—Rental Revenue” for the minimum future rental revenue associated with Properties in Default.

Note 19—Commitments and Contingencies

Capital Leases

We enter into capital lease agreements for equipment used in the normal course of business. These leases have expiration dates from 2010 to 2016. The future minimum obligation under our capital leases as of December 31, 2009 is as follows (in thousands):

Minimum Obligation
2010	$1,271
2011	596
2012	348
2013	266
2014	135
Thereafter	354

2,970
Less: interest	(359)

$2,611

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following amounts have been capitalized as part of building and improvements in the consolidated balance sheets related to equipment acquired through capital leases (in thousands):

	December 31, 2009	December 31, 2008
Gross amount	$13,958	$13,958
Accumulated depreciation	(11,890)	(10,829)

	$2,068	$3,129

Ground and Air Space Leases

Two of the properties acquired as part of the Blackstone Transaction are subject to ground lease obligations: Two California Plaza and Brea Corporate Place. The ground lease for Two California Plaza expires in 2082 while the ground lease for Brea Corporate Place expires in 2083. Ground lease expense for 2009, 2008 and 2007 totaled $4.8 million, $4.6 million and $3.7 million, respectively, and is reported as part of other expense in the consolidated statements of operations.

We have an air space lease at Plaza Las Fuentes and the Westin® Pasadena Hotel that expires in 2017, with options to renew for three additional ten-year periods and an option to purchase the air space. Air space lease expense for 2009, 2008 and 2007 totaled $0.5 million in each year and is reported as part of other expense in the consolidated statements of operations.

Our ground and air space leases require us to pay minimum fixed rental amounts, are subject to scheduled rent adjustments and include formulas for variable contingent rents. The ground lease for Two California Plaza is subject to rent adjustments every ten years beginning September 2013 and continuing through expiration. The lease for Brea Corporate Place is subject to rent adjustments on varying anniversary and reappraisal dates. The future minimum obligation under our ground and air space leases, excluding any contingent rents, as of December 31, 2009 is as follows (in thousands):

Minimum Obligation
2010	$3,330
2011	3,330
2012	3,330
2013	3,330
2014	3,720
Thereafter	345,492

$362,532

Operating Lease

We entered into sublease agreements with Rand Corporation (“Rand”) for the second and third floors at 1733 Ocean to provide additional office space for our corporate offices. The sublease is for 10,232 square feet of rentable area located on the second floor, which commenced in August 2006, and for 5,344 square feet of rentable area located on the third floor, which commenced in April 2006. Both subleases expire in 2014.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Our future minimum obligation under these subleases as of December 31, 2009 is as follows (in thousands):

Minimum Obligation
2010	$817
2011	832
2012	857
2013	885
2014	313

$3,704

Rent payments related to our subleases with Rand totaled $0.8 million in each of 2009, 2008 and 2007, respectively.

As a result of the relocation of our corporate offices to downtown Los Angeles in June 2008, we vacated the Rand space. During 2008, we accrued $2.0 million for management’s best estimate of the leasing commissions and tenant improvements to be paid to sub-lease the Rand space to another tenant or tenants and the differential between: (i) the rent we are contractually obligated to pay Rand until our sub-leases expire in 2014 and (ii) the rent we expect to receive upon sub-leasing the space to another tenant or tenants. As of December 31, 2009, $1.9 million is available to pay for leasing commissions, tenant improvements and rent related to the Rand space.

Lease Termination Agreement

We have a full-service, ten-year operating lease for office space at 1733 Ocean, a property beneficially owned by Mr. Maguire, which commenced in July 2006. In June 2008, we relocated our corporate office to downtown Los Angeles and vacated this space. Effective February 1, 2010, we agreed to terminate our direct lease with Mr. Maguire for 17,207 square feet of rentable area on the fourth floor of 1733 Ocean. The termination payments under this agreement as of December 31, 2009 are as follows (in thousands):

Payment Amount
2010	$1,100
2011	870

$1,970

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

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Our future minimum obligation under the parking easement as of December 31, 2009 is as follows (in thousands):

Minimum Obligation
2010	$1,416
2011	1,233

$2,649

Expense related to the parking easement totaled $1.5 million in each of 2009, 2008 and 2007, respectively and is recorded as part of parking expense in the consolidated statements of operations.

Joint Venture Obligations

Master Leases—

In connection with the contribution of 18301 Von Karman to a joint venture in 2007, we entered into a master lease with DH Von Karman SPE, LLC. During 2008 and 2007, we paid DH Von Karman SPE, LLC $1.6 million and $0.3 million, respectively, related to this lease. We had no further obligation under this master lease as of December 31, 2008.

During 2005, we entered into master leases with the purchasers of Austin Research Park I and II and One Renaissance Square. During 2007, we paid $0.4 million, related to these leases. We had no further obligations under these master leases as of December 31, 2007.

Tenant Improvements and Leasing Commissions—

In connection with the joint venture contribution agreements with Macquarie Office Trust for One California Plaza, Wells Fargo Center (Denver) and San Diego Tech Center, we agreed to fund future tenant lease obligations, including tenant improvements and leasing commissions. During 2009, 2008 and 2007, we paid $1.5 million, $0.5 million and $4.3 million, respectively, related to this obligation. As of December 31, 2009, we have a liability of $1.6 million related to this obligation.

Contingent Consideration—

We were obligated to refund $7.5 million of the purchase price to Macquarie Office Trust if the five properties we contributed to our joint venture did not meet certain pre-defined annual income targets during the three-year period ended January 5, 2009. Since the five properties did not meet the annual income targets, we paid $2.0 million and $3.2 million during 2008 and 2007, respectively, to Macquarie Office Trust to cover the shortfalls. We had further no obligation under this agreement as of December 31, 2008.

Capital Commitments

As of December 31, 2009, we had $32.7 million in capital commitments related to tenant improvements and leasing commissions, of which $8.6 million is related to Properties in Default.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

During 2009, 2008 and 2007, our four largest tenants accounted for approximately 18%, 18% and 19%, respectively, of our rental and tenant reimbursements revenue. No individual tenant accounted for 10% or more of our total rental and tenant reimbursements revenue during 2009, 2008 or 2007.

During 2009 and 2008, each of the following office properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, Gas Company Tower and Two California Plaza. The revenue generated by these three properties totaled approximately 34% and 33% of our consolidated revenue during 2009 and 2008, respectively. During 2007, each of the following properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, US Bank Tower and Gas Company Tower. The revenue generated by these three properties totaled approximately 34% of our consolidated revenue during 2007.

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

Litigation

We are involved in various litigation and other legal matters, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially arise upon resolution of such matters will not have a

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

material adverse effect on our business, financial condition or results of operations. As described in Note 11 “Properties in Default,” mortgage loans encumbering several of our properties are currently in default. The resolution of some or all of these defaults may involve various legal actions, including court-appointed receiverships, damages claims and foreclosures.

Note 20—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share amounts)
Year Ended December 31, 2009
Revenue from continuing operations	$118,649	$119,853	$118,855	$119,391
Loss from continuing operations (1)	(31,480)	(277,585)	(37,563)	(309,835)
Loss from discontinued operations	(25,140)	(151,023)	(11,017)	(26,084)
Loss attributable to common units of our Operating Partnership	7,496	52,924	6,517	41,633
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net loss available to common stockholders	(53,890)	(380,450)	(46,829)	(299,052)
Net loss available to common stockholders– basic and diluted	$(1.13)	$(7.95)	$(0.97)	$(6.17)
Weighted average number of common shares outstanding	47,788,028	47,836,591	48,285,111	48,463,476

Common stock market price:
High	$3.12	$2.05	$3.09	$3.24
Low	0.33	0.66	0.51	1.20

Year Ended December 31, 2008
Revenue from continuing operations	$125,323	$122,384	$120,186	$124,122
Loss from continuing operations	(39,999)	(49,521)	(35,363)	(34,009)
Loss from discontinued operations	(11,316)	(63,205)	(32,395)	(57,530)
Loss attributable to common units of our Operating Partnership	7,490	6,864	—	—
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net loss available to common stockholders	(48,591)	(110,628)	(72,524)	(96,305)
Net loss available to common stockholders– basic and diluted	$(1.03)	$(2.32)	$(1.52)	$(2.02)
Weighted average number of common shares outstanding	46,982,531	47,615,421	47,773,575	47,777,101

Common stock market price:
High	$29.90	$17.65	$16.32	$6.79
Low	12.42	11.83	4.75	1.03

(1)	Loss from continuing operations in the fourth quarter of 2009 includes $264.3 million of impairment charges taken to reduce the value of our investments in real estate to estimated fair value as of December 31, 2009.

The amounts shown in the table above will not agree to those previously reported in our Quarterly Reports on Form 10-Q due to property dispositions that occurred during 2008 and 2009.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Our quarterly financial information for 2008 and 2009 has been reclassified to reflect the dispositions of 18581 Teller (in first quarter 2009), City Parkway (in second quarter 2009), Park Place I (in third quarter 2009), 130 State College (in fourth quarter 2009) and Lantana Media Campus (in fourth quarter 2009), which are presented as discontinued operations in our consolidated statements of operations. We have also reclassified the results of operations of 1920 and 2010 Main Plaza and City Plaza as a result of their disposition during the third quarter of 2008, which have been presented as discontinued operations in our consolidated statement of operations for 2008. Our disposition of 3161 Michelson (in second quarter 2009) had no impact on our previously-issued quarterly information as we reclassified the results of this property when it was classified as held for sale in the fourth quarter of 2008.

Note 21—Investments in Real Estate

A summary of information related to our investments in real estate as of December 31, 2009 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount of Which Carried at Close of Period			Accu- mulated Depre- ciation	Year Acquired (a) or Con- structed(c)	Life on Which Depre- ciation in Latest Income Statements is Computed
		Land(1)(2)	Buildings and Improve- ments(2)	Improve- ments	Carrying Costs		Land(2)	Buildings and Improve- ments(2)	Total
Office Properties
Los Angeles, CA
Wells Fargo Tower 333 S. Grand Avenue	$550,000	$4,073	$—	$316,776	$	**	$33,795	$287,054	$320,849	$(85,669)	1982(c)	(4)
Two California Plaza 350 S. Grand Avenue	470,000	57,564	522,055	8,366		—	57,564	530,421	587,985	(43,461)	2007(a)	(4)
Gas Company Tower 525-555 W. Fifth Street	458,000	39,337	24,668	272,315		54,464	65,572	325,212	390,784	(95,588)	1991(c)	(4)
777 Tower 777 S. Figueroa Street	273,000	34,864	251,556	19,571		—	34,864	271,127	305,991	(44,516)	2005(a)	(4)
US Bank Tower(3) 633 W. Fifth Street	260,000	21,233	—	275,382		38,122	41,183	293,554	334,737	(67,201)	1989(c)	(4)
KPMG Tower(3) 355 S. Grand Avenue	400,000	4,666	—	238,474		**	15,386	227,754	243,140	(77,132)	1983(c)	(4)
Costa Mesa, CA
Pacific Arts Plaza 601/611/633/655/675 Anton Boulevard 3180/3199/3200/ 3210 Park Center Drive 3180/3199/3200/ 3210 Park Center Drive 3200 Bristol Street 3201 Avenue of the Arts	270,000	30,765	190,703	—		—	30,765	190,703	221,468	(35,684)	2005(a)	(4)

Miscellaneous investments	1,552,306	398,571	819,586	197,642		31,445	422,428	1,024,816	1,447,244	(210,502)	1973-2008	(4)

	$4,233,306	$591,073	$1,808,568	$1,328,526		$124,031	$701,557	$3,150,641	$3,852,198	$(659,753)

**	Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.

(1)	Amounts shown in “Land” include land, acquired ground leases and land held for development. Acquired ground leases are reported at the fair value of the ground lease at the date of acquisition.

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(2)	During 2009, we recorded impairment charges totaling $491.0 million in continuing operations to write down our investments in real estate to fair value. Of this amount, $34.2 million is included as a reduction of “Land” in the table above, with the remaining $456.8 million included as a reduction of “Buildings and Improvements.”

(3)	US Bank Tower includes the Westlawn off-site parking garage and the KPMG Tower includes the X-2 off-site parking garage.

(4)	The cost of buildings and improvements is depreciated on a straight-line basis over 25 to 50 years. Acquired ground leases are depreciated on a straight-line basis over the remaining life of the ground leases as of the date of acquisition. Tenant improvements are depreciated on a straight-line basis over the shorter of the useful life or lease term. Furniture, fixtures and equipment are depreciated on a straight-line basis over five years.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $4.1 billion (unaudited) as of December 31, 2009.

The following is a reconciliation of our investments in real estate and accumulated depreciation (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Investments in Real Estate
Balance at beginning of period	$5,026,688	$5,439,044	$3,374,671
Additions during period:
Improvements	58,061	180,564	248,682
Acquisitions	—	—	2,858,574
Deductions during period:
Dispositions	(736,881)	(368,845)	(1,042,211)
Impairment charge	(490,985)	—	—
Transfer to assets associated with real estate held for sale	—	(221,669)	—
Other	(4,685)	(2,406)	(672)

Balance at close of period	$3,852,198	$5,026,688	$5,439,044

Accumulated Depreciation
Balance at beginning of period	$(604,302)	$(476,337)	$(357,422)
Additions during period:
Depreciation expense	(131,111)	(149,303)	(139,196)
Deductions during period:
Dispositions	75,660	12,501	19,634
Transfer to assets associated with real estate held for sale	—	8,396	—
Other	—	441	647

Balance at close of period	$(659,753)	$(604,302)	$(476,337)

Note 22—Subsequent Events

Properties in Default

On January 6, 2010, the special purpose property-owning subsidiary that owns 500 Orange Tower defaulted on the mortgage loan encumbering the property by failing to make the required debt service payment.

On March 15, 2010, pursuant to an agreement between us and the special servicer, Pacific Arts Plaza was placed in receivership. The receiver will manage the operations of the property, and we will cooperate in marketing the property for sale. If the property is not sold within 12 months from the date a receiver was

MAGUIRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

appointed, the special servicer is obligated to acquire the property by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. We have no liability in connection with the disposition of the property other than legal fees. Upon closing of a sale, we will be released from substantially all liability (except for very limited environmental and remote claims). The receivership order fully insulates us against all potential recourse events that could occur during the receivership.

Dispositions

Griffin Towers—

In March 2010, we disposed of Griffin Towers located in Santa Ana, California. We received proceeds of $89.4 million, net of transactions costs, which were combined with $6.5 million of restricted cash reserves released to us by the lender to partially repay the $125.0 million mortgage loan secured by this property. We were relieved of the obligation to pay the remaining $49.1 million due under the mortgage and senior mezzanine loans by the lender. In connection with the disposition of Griffin Towers, the $22.4 million repurchase facility was converted into an unsecured term loan. The term loan has the same terms as the repurchase facility, including the interest rate spreads and repayment dates. The term loan continues to be an obligation of our Operating Partnership.

2385 Northside Drive—

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property. Our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Rising and Koumriqian, evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2009 and their attestation report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our 2010 Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2009.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to our 2010 Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to our 2010 Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our 2010 Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2009.

Item 14.	Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our 2010 Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2009, 2008 and 2007

All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Articles of Amendment and Restatement of Maguire Properties, Inc.	10-Q	001-31717	3.1	August 13, 2003

3.2*	Articles Supplementary of Maguire Properties, Inc.

3.3	Third Amended and Restated Bylaws of Maguire Properties, Inc. dated October 30, 2009	8-K	001-31717	3.1	November 2, 2009

4.1	Form of Certificate of Common Stock of Maguire Properties, Inc.	10-Q	001-31717	4.1	August 11, 2008

4.2	Form of Certificate of Series A Preferred Stock of Maguire Properties, Inc.	10-Q	001-31717	4.2	August 11, 2008

10.1	Form of Indemnification Agreement	10-Q	001-31717	10.1	August 11, 2008

10.2	Employment Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.1	May 19, 2008

10.3	Amended and Restated Employment Agreement, effective as of March 12, 2009, between Maguire Properties, Inc., Maguire Properties, L.P. and Shant Koumriqian	10-K	001-31717	10.3	March 16, 2009

10.4	Amended and Restated Employment Terms, effective as of December 31, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Robert P. Goodwin	10-K	001-31717	10.7	March 16, 2009

10.5	Amended and Restated Employment Terms, effective as of December 31, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Peter K. Johnston	10-K	001-31717	10.8	March 16, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6	Employment Letter, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Christopher C. Rising	8-K	001-31717	10.8	May 19, 2008

10.7	Separation Agreement, dated as of May 17, 2008, among Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III	8-K	001-31717	10.10	May 19, 2008

10.8	Consulting Agreement, dated as of May 17, 2008, among Robert F. Maguire III, Maguire Properties, Inc. and Maguire Properties, L.P.	8-K	001-31717	10.11	May 19, 2008

10.9	Amended and Restated Employment Agreement, effective as of December 31, 2008 between Maguire Properties, Inc., Maguire Properties, L.P. and Mark Lammas	8-K	001-31717	99.2	January 6, 2009

10.10	Consulting Services Agreement dated August 18, 2009 by and between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas	8-K	001-31717	10.1	August 21, 2009

10.11	Separation Agreement dated August 18, 2009 by and between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas	8-K	001-31717	10.2	August 21, 2009

10.12	Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.13	First Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	10.2	July 27, 2009

10.14	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

10.15	Maguire Properties, Inc. Director Stock Plan	8-K	001-31717	10.1	July 27, 2009

10.16	Performance Award Agreement form for grants to the Company’s named executive officers	8-K	001-31717	99.1	April 28, 2005

10.17	Time-Based Restricted Stock Units Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.2	May 19, 2008

10.18	Performance-Based Restricted Stock Units Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.3	May 19, 2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.19	First Amendment to Performance-Based Restricted Stock Units Agreement, dated October 1, 2009, by and between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	99.1	October 2, 2009

10.20	Form of Dividend Equivalents Agreement for Ordinary Quarterly Cash Dividends Pursuant to Time-Based Restricted Stock Units Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.4	May 19, 2008

10.21	Form of Dividend Equivalents Agreement for Ordinary Quarterly Cash Dividends Pursuant to Performance-Based Restricted Stock Units Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.5	May 19, 2008

10.22	First Amendment to Dividend Equivalents Agreement for Ordinary Quarterly Cash Dividends Pursuant to Performance-Based Restricted Stock Units Agreement, dated October 1, 2009, by and between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	99.2	October 2, 2009

10.23	Form of Time-Based Restricted Stock Units Agreement for grants to the Company’s named executive officers	10-K	001-31717	10.22	March 16, 2009

10.24	Form of Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.	S-11/A	333-111577	10.2	January 14, 2004

10.25*	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P., dated as of November 11, 2002, as amended effective May 31, 2003

10.26*	Exhibit G to Contribution Agreement between Maguire Partners - Master Investments, LLC and Maguire Properties, L.P., dated as of November 5, 2002, as amended effective May 31, 2003

10.27*	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and Maguire Properties, L.P., dated as of November 7, 2002, as amended effective May 31, 2003

10.28	Registration Rights Agreement, dated as of June 27, 2003, among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein	10-Q	001-31717	10.2	August 13, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.29	Air Space Lease between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November 1997 and Estoppel Certificate, Consent and Amendment dated March 2001	S-11/A	333-101170	10.23	February 5, 2003

10.30	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments, dated September 13, 1985 and December 29, 1989	8-K	001-31717	99.5	November 20, 2003

10.31	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, between Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.1	January 11, 2006

10.32*	Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC by and among Maguire MO Manager, LLC, Macquarie Office II LLC, Maguire Properties, L.P. and Maguire Macquarie Management, LLC, dated as of November 30, 2007

10.33*	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of February 9, 2010

10.34	Right of First Opportunity Agreement, dated as of January 5, 2006, between Macquarie Office Management Limited and Maguire Properties, L.P.	8-K	001-31717	10.8	January 11, 2006

10.35	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-Q/A	001-31717	99.3	September 28, 2007

10.36	Loan Agreement, dated as of April 24, 2007, between Maguire Properties - Two Cal Plaza, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.6	September 28, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.37	Loan Agreement, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.1	August 11, 2006

10.38	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

10.39	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.40	Guaranty Agreement, dated as of August 7, 2006, by Maguire Properties, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.41	Loan Agreement, dated as of September 12, 2007, between Maguire Properties - 355 S. Grand, LLC, as Borrower, and Eurohypo AG, New York Branch, as Lender	10-Q	001-31717	99.1	November 9, 2007

10.42	Loan Agreement, dated as of March 15, 2005, between Maguire Properties - Pacific Arts Plaza, LLC and Bank of America, N.A.	10-Q	001-31717	99.9	May 10, 2005

10.43	Promissory Note, dated as of March 15, 2005, between Maguire Properties - Pacific Arts Plaza, LLC and Bank of America, N.A.	10-Q	001-31717	99.10	May 10, 2005

10.44	Loan Agreement, dated as of October 10, 2006, between Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.1	October 16, 2006

10.45	Promissory Note, dated as of October 10, 2006, between Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

10.46	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 26, 2003, among Library Square Associates, LLC, as Borrower, Commonwealth Title Company, as Trustee, and Greenwich Financial Products, Inc., as Lender	10-Q	001-31717	10.8	August 13, 2003

10.47	Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.1	May 12, 2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.48	Senior Mezzanine Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers Senior Mezzanine, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.2	May 12, 2008

10.49	Junior Mezzanine Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers Junior Mezzanine, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.3	May 12, 2008

10.50	Master Repurchase Agreement, dated as of April 21, 2008, between Maguire Properties - Holdings V, LLC, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer	10-Q	001-31717	99.4	May 12, 2008

10.51	Loan Agreement, dated as of April 24, 2007, between Maguire Properties - 550 South Hope, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.4	September 28, 2007

10.52	Loan Agreement between Maguire Partners-Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of September 29, 2008	10-Q	001-31717	99.1	November 10, 2008

10.53	Lease Reserve and Interest Carry Guarantee made by Maguire Properties, L.P. in favor of Eurohypo AG, New York Branch, dated as of September 29, 2008	10-Q	001-31717	99.2	November 10, 2008

10.54	Amendment to Loan Agreement and Reaffirmation of Loan Documents between Maguire Partners-Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of August 4, 2009	10-Q	001-31717	10.1	August 10, 2009

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant as of December 31, 2009

23.1*	Consent of Independent Registered Public Accounting Firm

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer dated March 31, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated March 31, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated March 31, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

We have not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of our total assets. Copies of such agreements will be provided to the SEC upon request.

(b)	Exhibits Required by Item 601 of Regulation SK

See Item (3) above.

(c)	Financial Statement Schedules

See Item (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: As of March 31, 2010

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

Date: As of	March 31, 2010	By:	/s/ NELSON C. RISING

Nelson C. Rising President and Chief Executive Officer (Principal executive officer)

	March 31, 2010	By:	/s/ SHANT KOUMRIQIAN

Shant Koumriqian Executive Vice President, Chief Financial Officer (Principal financial officer)

	March 31, 2010	By:	/s/ PAUL M. WATSON

Paul M. Watson Chairman of the Board

	March 31, 2010	By:	/s/ CHRISTINE N. GARVEY

Christine N. Garvey Director

	March 31, 2010	By:	/s/ MICHAEL J. GILLFILLAN

Michael J. Gillfillan Director

March 31, 2010	By:	/s/ JOSEPH P. SULLIVAN

Joseph P. Sullivan Director

March 31, 2010	By:	/s/ GEORGE A. VANDEMAN

George A. Vandeman Director

March 31, 2010	By:	/s/ DAVID L. WEINSTEIN

David L. Weinstein Director