Form 10-K/A
period 2009-12-31
MAGUIRE PROPERTIES INC
filed 2010-04-30
CIK 1204560

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Maguire Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission on March 31, 2010, is being filed to revise the following items:

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

Our 2010 Notice of Annual Meeting of Stockholders and Proxy Statement will not be filed with the SEC within 120 days after the end of our fiscal year, December 31, 2009. We are therefore filing this Amendment No. 1 in order for the information in Part III above to be incorporated within the required time period.

Additionally, we are revising Item 15. “Exhibits, Financial Statement Schedules” to incorporate by reference the exhibits we filed with our Annual Report on Form 10-K that was originally filed on March 31, 2010 and to include Exhibits 23.1, 31.1, 31.2 and 32.1, which are being filed with this Form 10-K/A.

For convenience and ease of reference, we are filing this Annual Report on Form 10-K/A in its entirety with the above indicated changes. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III and Part IV of our Form 10-K originally filed on March 31, 2010 have been amended and restated in their entirety. This Form 10-K/A does not reflect any events that occurred after the date of our original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosures as presented in the March 31, 2010 Form 10-K, except for Part III and Part IV.

As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

MAGUIRE PROPERTIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business.

Our Company

As used in this Annual Report on Form 10-K/A, the terms “Maguire Properties,” the “Company,” “us,” “we” and “our” refer to Maguire Properties, Inc., which was incorporated in Maryland in 2002. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower properties, whose mortgage loans are in default as of the date of this report. When discussing property statistics such as square footage, leased percentages and annualized rent, the term “Properties in Default” also includes Quintana Campus (a joint venture property in which we have a 20% interest), whose mortgage loan is in default as of the date of this report.

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

As of December 31, 2009, our Operating Partnership indirectly owns whole or partial interests in 31 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 14.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

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

As of December 31, 2009, our Operating Partnership indirectly owns whole or partial interests in 31 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 14.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with GAAP. The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

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

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners–Master Investments, LLC (“Master Investments”), an entity in which Mr. Rising had a minority interest as a result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994. Mr. Rising had no involvement with our approval of the tax indemnification agreement with Master Investments or our initial public offering. In December 2009, Mr. Rising sold his ownership interest in Master Investments to Master Investments for de minimis cash consideration. Mr. Maguire is now the sole owner of Master Investments. As a result of this transaction, Mr. Rising no longer has an economic interest in the common units of our Operating Partnership held by Master Investments and is no longer entitled to any payments under the tax indemnification agreement with Master Investments.

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

Our interest rate swap and cap agreements outstanding as of December 31, 2009 are as follows (in thousands, except rate and date information):

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

As of December 31, 2009, our Operating Partnership indirectly owns whole or partial interests in 31 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Macquarie Office Trust, our Operating Partnership’s share of the Total Portfolio is 14.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

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

Nelson C. Rising

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners–Master Investments, LLC (“Master Investments”), an entity in which Mr. Rising had a minority interest as a result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994. Mr. Rising had no involvement with our approval of the tax indemnification agreement with Master Investments or our initial public offering. In December 2009, Mr. Rising sold his ownership interest in Master Investments to Master Investments for de minimis cash consideration. Mr. Maguire is now the sole owner of Master Investments. As a result of this transaction, Mr. Rising no longer has an economic interest in the common units of our Operating Partnership held by Master Investments and is no longer entitled to any payments under the tax indemnification agreement with Master Investments.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since
Nelson C. Rising	68	President and Chief Executive Officer	2008
Shant Koumriqian	37	Executive Vice President, Chief Financial Officer	2008
Peggy M. Moretti	47	Executive Vice President, Investor and Public Relations & Chief Administrative Officer	2003
Robert J. White	63	Executive Vice President	2009
Jonathan L. Abrams	34	Senior Vice President, General Counsel and Secretary	2007
Travis F. Addison	44	Senior Vice President, Asset Management	2010
Robert P. Goodwin	58	Senior Vice President, Construction and Development	2002
Peter K. Johnston	55	Senior Vice President, Leasing	2006
Christopher C. Rising	41	Senior Vice President, Asset Transactions	2008

Nelson C. Rising has served as our President and Chief Executive Officer and as a member of our board of directors since May 2008. Prior to joining Maguire Properties, Inc., Mr. Rising served as Chairman and Chief Executive Officer of Rising Realty Partners, LLC from January 2006 to May 2008. Mr. Rising served as Chairman and Chief Executive Officer of Catellus Development Corporation (“Catellus”) from 2000 to September 2005 when it was merged with and into a subsidiary of ProLogis, and as President and Chief Executive Officer of Catellus from 1994 to 2000. Prior to joining Catellus, Mr. Rising was, for ten years, a Senior Partner with Maguire Thomas Partners, a predecessor to Maguire Properties, Inc. Mr. Rising practiced law at O’Melveny & Myers, LLP prior to entering the real estate industry. He holds a Bachelor of Arts degree with honors in Economics from the University of California at Los Angeles and a Juris Doctor from the UCLA Law School, where he served as the Managing Editor of the UCLA Law Review. Mr. Rising is a former Chairman of the Board of the Federal Reserve Bank of San Francisco and is Chairman Emeritus of the Real Estate Roundtable and Chairman of the Grand Avenue Committee. He is a member of the Board of Trustees of the California Institute of Technology and the W.M. Keck Foundation. Mr. Nelson Rising is the father of Mr. Christopher Rising, our Senior Vice President, Asset Transactions.

Shant Koumriqian has served as our Executive Vice President, Chief Financial Officer since December 2008. Prior to that time, Mr. Koumriqian served as our Senior Vice President, Finance and Chief Accounting Officer from January 2008 to November 2008. From July 2004 to January 2008, Mr. Koumriqian served as the Company’s Vice President-Finance. Prior to joining Maguire Properties, Inc., Mr. Koumriqian spent a total of nine years in real estate practice groups, first at Arthur Andersen LLP and then at Deloitte & Touche LLP, where he was a senior manager, serving public and private real estate companies. Mr. Koumriqian holds a Bachelor of Arts degree in Business Administration, cum laude, from California State University, Los Angeles.

Peggy M. Moretti has served as our Executive Vice President, Investor and Public Relations & Chief Administrative Officer since January 2010. From June 2009 to December 2009, she served as our Senior Vice President, Investor and Public Relations & Chief Administrative Officer. From June 2003 to June 2009, Ms. Moretti served as our Senior Vice President, Investor and Public Relations with responsibility for investor relations and corporate communications. She served in a similar role for Maguire Thomas Partners from 1996 to

June 2003. Prior to joining Maguire Thomas Partners, Ms. Moretti served as Director of Public Relations for The Peninsula Beverly Hills, an award-winning luxury hotel located in Beverly Hills, California, from 1991 to 1996. From 1985 to 1991, Ms. Moretti served in various roles for Rogers & Cowan, an international public relations consultancy firm. Ms. Moretti holds a Bachelor of Arts degree in Political Science from the University of California, Los Angeles. She is a member of the National Association of Industrial and Office Properties and has served as a board member of the Los Angeles Conservancy.

Robert J. White has served as Executive Vice President since November 2009. Mr. White previously served as a consultant to our company commencing in August 2009 with respect to strategic, corporate finance and debt matters. Mr. White is a former partner of the law firm O’Melveny & Myers LLP, where he founded the firm’s Restructuring and Reorganization practice. Since his retirement from O’Melveny & Myers LLP in 2007, Mr. White has served as a corporate and debt restructuring consultant. He holds a Bachelor’s degree in Accounting from the University of Illinois. He also holds a Juris Doctor degree, summa cum laude, from the University of Michigan Law School. Mr. White currently serves on the Board of Directors of Syncora Holdings Ltd., FCP PropCo, LLC, ImageDocUSA, Coinmach Services Corporation and the American Cancer Society.

Jonathan L. Abrams has served as our Senior Vice President, General Counsel and Secretary since August 2007. From April 2006 to June 2007, Mr. Abrams was Senior Vice President of Business and Legal Affairs at Lionsgate Entertainment, where he was responsible for SEC and Sarbanes-Oxley Act compliance matters and was also involved in acquisitions and financings. From October 2001 to March 2006, Mr. Abrams was an attorney with the law firm of Latham & Watkins LLP, where he worked on a wide range of corporate matters involving Maguire Properties, Inc. and other REITs. Mr. Abrams holds a Bachelor of Arts degree in Political Science, cum laude, from the University of California, Berkeley and a Juris Doctor, cum laude, from Harvard Law School. He currently serves as Chairman of Happy Trails for Kids, a non-profit organization.

Travis F. Addison has served as our Senior Vice President, Asset Management since April 2010. Prior to that time, Mr. Addison served as our Vice President, Engineering and Operations from January 2007 to April 2010. From March 2005 to January 2007, he served as our Director of Operations. Prior to joining our company, Mr. Addison served as Director of Operations for CommonWealth Partners, where he was responsible for operational oversight of the company’s commercial real estate portfolio. Mr. Addison also held property operations positions with Tooley and Company and Trammel Crow Company during his 19-year commercial real estate career.

Robert P. Goodwin has served as our Senior Vice President, Construction and Development since June 2002. Prior to that time, Mr. Goodwin served as President of Hillwood Urban Development in Dallas, Texas from 2001 to 2002 and was a Partner of CommonWealth Partners from 1997 to 2001. From 1987 to 1996, Mr. Goodwin was a Vice President and Senior Vice President of Construction with Maguire Thomas Partners. Mr. Goodwin holds a Bachelor of Science degree in Engineering from Kansas State University. Mr. Goodwin serves on the Board of Directors of Flintridge Sacred Heart Academy, a non-profit high school for girls.

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

Christopher C. Rising has served as our Senior Vice President since May 2008. Prior to joining our company, Mr. Rising served as the Managing Principal of Rising Realty Partners, LLC. In 2003, Mr. Rising founded his own real estate firm, The Rising Real Estate Group, a privately-held real estate investment and brokerage company based in Los Angeles, California. From 2001 to 2003, Mr. Rising served as a Director with Cushman & Wakefield of California, Inc. From 1998-2001, Mr. Rising worked in the office of the President for John C. Cushman, III at Cushman Realty Corporation. Mr. Rising began his professional career as an associate with Pillsbury Madison & Sutro, LLP, where he practiced real estate law specializing in leasing and purchase and sale transactions. Mr. Rising holds a Bachelor of Arts degree from Duke University with a dual major in History and Political Science and holds a Juris Doctor from Loyola Law School in Los Angeles, California. He currently serves on the Athletic Advisory Board at Duke University, the Board of Trustees at Chandler School in Pasadena, California, the Board of Overseers at Loyola Law School and the Board of Regents at Loyola High School in Los Angeles, California. He is the son of Mr. Nelson Rising, our President and Chief Executive Officer.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since
Paul M. Watson	70	Chairman of the Board	2008
Christine N. Garvey	64	Director	2008
Michael J. Gillfillan	62	Director	2009
Nelson C. Rising	68	Director	2008
Joseph P. Sullivan	67	Director	2009
George A. Vandeman	70	Director	2007
David L. Weinstein	43	Director	2008

Paul M. Watson has served on the board of directors since July 2008 and as Chairman of the Board since July 2009. Mr. Watson is the retired Vice Chairman of Wells Fargo Bank N.A., where he was responsible for wholesale and commercial banking, and headed Wells Fargo’s nationwide commercial, corporate and treasury management businesses. Prior to his 45-year tenure at Wells Fargo, Mr. Watson served as 1st Lieutenant in the United States Army. Mr. Watson holds a Bachelor of Arts degree from the University of San Francisco and a certificate from the Graduate School of Credit and Financial Management at Stanford University. Mr. Watson is the Chairman of the Finance Council of The Roman Catholic Archdiocese of Los Angeles. Mr. Watson is a director emeritus of the Hanna Boys Center and the Music Center of Los Angeles County. He previously served as a director of NorCal Environmental Corp. from February 2004 to September 2007. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Watson to serve as a director based, among other factors, on his commercial banking expertise.

Christine N. Garvey has served on the board of directors since July 2008. Ms. Garvey retired from Deutsche Bank AG in May 2004, where she served as Global Head of Corporate Real Estate Services from May 2001. From December 1999 to April 2001, Ms. Garvey served as Vice President, Worldwide Real Estate and Workplace Resources for Cisco Systems, Inc. During her career, Ms. Garvey also held several positions with Bank of America, including Group Executive Vice President and Head of National Commercial Real Estate Services. Ms. Garvey holds a Bachelor of Arts degree, magna cum laude, from Immaculate Heart College in Los Angeles and a Juris Doctor from Suffolk University Law School. She is currently a member of the board of directors of HCP, Inc., ProLogis, Toll Brothers, Inc. and UnionBanCal Corporation. She also served on the board of directors of Hilton Hotels Corporation until the company was taken private in October 2007. Our board of directors and Nominating and Corporate Governance Committee nominated Ms. Garvey to serve as a director based, among other factors, on her real estate experience and commercial banking expertise.

Michael J. Gillfillan has served on the board of directors since May 2009. Since December 2002, Mr. Gillfillan has been a partner of Meriturn Partners, LLC, a private equity fund that purchases controlling interests in distressed middle market manufacturing and distribution companies. From March 2000 to January 2002, Mr. Gillfillan was a partner of Neveric, LLC. Mr. Gillfillan is the retired Vice Chairman and Chief

Credit Officer of Wells Fargo Bank, N.A., where he was responsible for all facets of credit risk management, including direct oversight of the loan workout units that had peak problem assets in excess of $7 billion. During his tenure at Wells Fargo Bank, he also served as Vice Chairman and Group Head of the Commercial & Corporate Banking Group and Executive Vice President, Loan Adjustment Group, where he was responsible for marketing and servicing all bank loans, deposits and capital market products, as well as managing the loan workout function for the bank. Mr. Gillfillan holds a Bachelor of Arts degree from the University of California, Berkeley and a Master of Business Administration from the University of California, Los Angeles. He previously served on the board of directors of UnionBanCal Corporation. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Gillfillan to serve as a director based, among other factors, on his extensive experience in workouts and company turnarounds.

From August 1999 until February 2007, Mr. Gillfillan was a member of the board of directors of James Hardie Industries Limited (“Hardie”), an Australian company that was subject to asbestos claims arising out of its legacy business. In 2007, the Australian Securities and Investment Commission filed a civil lawsuit related to a February 2001 announcement by Hardie to the Australian Stock Exchange concerning the establishment of a foundation to compensate asbestos victims. In April 2009, a court in New South Wales, Australia issued a judgment finding that the directors of Hardie, including Mr. Gillfillan, and several members of management breached their duties of care and diligence by approving a draft of the February 2001 announcement. The court determined that the announcement was misleading because it incorrectly suggested that the foundation would have sufficient funds to pay all legitimate claims. The court imposed civil monetary penalties on each of the former independent directors, including Mr. Gillfillan, and precluded such individuals from managing an Australian corporation for a period of five years. Mr. Gillfillan has appealed this ruling and a decision on the appeal is expected in the near future.

Nelson C. Rising has served as our President and Chief Executive Officer and a member of our board of directors since May 2008. See “Executive Officers of the Registrant” for Mr. Rising’s biographical information. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Rising to serve as a director based on his knowledge of our company and experience in the real estate industry.

Joseph P. Sullivan has served on the board of directors since May 2009. Mr. Sullivan is the Chairman of the Board of Advisors of RAND Health, the largest non-profit institution dedicated to emerging health policy issues. From March 2000 through March 2003, Mr. Sullivan served as Chairman of the Board and Chief Executive Officer of Protocare, Inc., a health care clinical trials and consulting organization. Mr. Sullivan was Chairman of the Board, Chief Executive Officer and President of American Health Properties, Inc., a REIT, from 1993 until it was acquired by HCP, Inc. in 1999. Mr. Sullivan has 20 years of investment banking experience with Goldman, Sachs & Co. Mr. Sullivan holds a Bachelor of Science degree and a Juris Doctor from the University of Minnesota Law School and a Master of Business Administration from the Harvard Graduate School of Business Administration. He serves as a member, and previously as Chairman, of the Board of Advisors for UCLA Medical Center. He is also a member of the board of directors of CIGNA Corporation, HCP, Inc., Amylin Pharmaceuticals, Inc., AutoGenomics and Cymetrix, Inc. Mr. Sullivan previously served as a director of Covenant Care, Inc. from 2000 until March 2006. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Sullivan to serve as a director based, among other factors, on his investment banking expertise and experience in the real estate industry.

George A. Vandeman has served on the board of directors since October 2007 and as Chairman of the Board from October 2008 to July 2009. Mr. Vandeman has been the principal of Vandeman & Co., a private investment firm, since he retired from Amgen, Inc. in July 2000. From 1995 to 2000, Mr. Vandeman was Senior Vice President and General Counsel of Amgen and a member of its Operating Committee. Immediately prior to joining Amgen in July 1995, Mr. Vandeman was a senior partner and head of the Mergers and Acquisitions Practice Group at the international law firm of Latham & Watkins LLP, where he worked for nearly three decades. Mr. Vandeman holds a Bachelor of Arts degree and a Juris Doctor from the University of Southern California. Mr. Vandeman is a member and past Chair of the Board of Councilors at the University of

Southern California Law School and is a member of the board of directors of Rexair LLC. Mr. Vandeman is a former director of ValueVision Media and SymBio Pharmaceuticals Limited. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Vandeman to serve as a director based, among other factors, on his legal and corporate governance expertise and experience with complex strategic transactions.

David L. Weinstein has served on the board of directors since August 2008. Mr. Weinstein is currently a partner at Belvedere Capital, a real estate investment firm based in New York. From April 2007 until December 2008, Mr. Weinstein was a Managing Director of Westbridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein worked at Goldman, Sachs & Co. in New York, first in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then from 2004 in the Special Situations Group (focused on real estate debt investments). Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Weinstein to serve as a director based, among other factors, on his investment banking expertise and experience in the real estate industry.

Board Leadership Structure and Risk Oversight

Our board of directors currently separates the role of Chairman of the Board from the role of Chief Executive Officer. Our board of directors does not have a policy as to whether the Chairman of the Board should be a non-management director or a member of management. Instead, our board of directors selects its Chairman in the manner it determines to be in the best interests of our stockholders. Our board of directors believes that the current leadership structure, with Mr. Watson as Chairman of the Board and Mr. Rising as President and Chief Executive Officer, is appropriate as it combines accountability with effective oversight.

Our board of directors is actively involved in overseeing our risk management through the Audit Committee. Under its charter, the Audit Committee is responsible for discussing with management our polices with respect to risk assessment and management. The Audit Committee is also responsible for discussing with management any significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures.

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

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with, except that the sale of Mr. Nelson Rising’s interests in an entity that owns limited partnership units was not reported on a timely basis but was subsequently reported on a Form 4 filed on April 30, 2010.

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

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during 2009.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Gillfillan is Chair and Messrs. Watson and Weinstein are members of the Audit Committee, each of whom is an independent director. Based on his experience and expertise, the board of directors has determined that Mr. Gillfillan is an “audit committee financial expert” as defined by the SEC. The Audit Committee meets the NYSE composition requirements, including the requirements dealing with financial literacy and financial sophistication. The members of our Audit Committee satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

Our Chief Executive Officer has filed his annual certification with the NYSE for 2009, as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed the Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer with the SEC, which are filed with this report as Exhibits 31.1 and 31.2, respectively.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, based on total compensation as calculated under current SEC rules. For 2009, our named executive officers were as follows:

Name	Position
Nelson C. Rising	President and Chief Executive Officer
Shant Koumriqian	Executive Vice President, Chief Financial Officer
Robert P. Goodwin	Senior Vice President, Construction and Development
Peter K. Johnston	Senior Vice President, Leasing
Christopher C. Rising	Senior Vice President, Asset Transactions
Mark T. Lammas	Former Executive Vice President, Investments

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to set programs that achieve the following objectives:

•	Attracting, retaining and motivating talented executives;

•	Providing a program that is market-based and comparable to programs at other REITs;

•	Encouraging a strong link between executive compensation and individual and company performance; and

•	Supporting the maximization of stockholder value.

In order to achieve these objectives, we seek to provide an industry-competitive total compensation package comprised of annual compensation (base salary and cash-based incentives) coupled with long-term equity-based incentives. We believe that this mix of compensation encourages high performance, promotes accountability and ensures that the interests of our executives are aligned with the interests of our stockholders by linking certain portions of each named executive officer’s compensation package directly to increases in stockholder value. We also periodically review the program in light of our then-current business plan, operations and financial position as well as the overall economic picture.

Development and Administration of the Compensation Structure

Our executive compensation program is principally administered by the Compensation Committee. The Compensation Committee has overall responsibility to design, review and approve our executive compensation philosophy, policies and practices, including the form and level of compensation and performance goals for our named executive officers.

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

Within our general compensation framework, our Chief Executive Officer and Executive Vice Presidents have, on behalf of the Company, historically negotiated specific compensation terms for members of senior management (including our named executive officers), memorializing these terms in employment agreements (which terms are reviewed and approved in advance by the Compensation Committee). All compensation terms approved for members of senior management during 2009 were subject to this process.

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

•	Long-term compensation, which includes restricted stock, restricted stock units, stock options and other equity-based compensation, intended to encourage performance that maximizes stockholder value.

The incentive bonus programs for our Senior Vice President, Construction and Development and Senior Vice President, Leasing differ from the annual bonus program applicable to our other executive officers. As more fully described below, pursuant to their respective employment agreements, Mr. Goodwin, our Senior Vice President, Construction and Development, is eligible to receive bonuses based on the successful completion of certain construction projects, and Mr. Johnston, our Senior Vice President, Leasing, is eligible to receive quarterly leasing bonuses. In addition, the Compensation Committee has the discretion to approve non-recurring cash bonuses, but did not award any such discretionary bonuses for 2009.

Annual Compensation

Annual compensation consists of base salary and incentive bonuses. Our policies in effect during 2009 are described below.

Base Salary—

The annual base salary for each of our named executive officers was initially determined at the time of hire by the Compensation Committee in consultation with senior management and outside advisors based on a number of customary factors, including market conditions and a review of salaries at other REITs, and was memorialized in each respective officer’s employment agreement. The base salaries of all of our executive officers, including Mr. Nelson Rising, are reexamined annually by the Compensation Committee pursuant to the terms of such employment agreements. When reviewing individual base salaries, the Compensation Committee considers data for executives in similar positions at comparable REITs and other real estate companies, individual and corporate performance, levels of responsibility and competitive pay practices, as well as other subjective factors (such as the individual’s experience). These considerations necessarily vary from individual to individual and position to position. Pursuant to this review process, Mr. Koumriqian’s base salary was increased from $250,000 to $350,000 effective as of January 1, 2009 and to $375,000 effective as of July 1, 2009. Base salaries for our other named executive officers were not changed in 2009. For further detail on the actual base salaries paid to our named executive officers in 2009, see the table below under the heading “—Summary Compensation Table.”

Incentive Bonuses—

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

Annual incentive bonuses are determined by first establishing a target bonus, which is the bonus expected to be paid to each executive that meets certain performance standards. A target bonus is typically expressed as a percentage of annual base salary and is typically set forth in each named executive officer’s employment agreement. For example, a target bonus of 50% for an executive earning an annual salary of $200,000 is $100,000. The Compensation Committee then uses two performance categories to establish bonus multiples: “Personal Objectives” and “Company Performance.” Based upon measured performance in each of these categories, we award each executive a bonus multiple between 0 and 1 (an aggregate bonus multiple of 1 means that the executive’s actual annual bonus will equal his or her target bonus). An executive can earn a bonus multiple of 1 in each of the two performance categories, for a total possible bonus multiple of 2 (or 200%) of the target bonus.

Personal Objectives are milestones or goals that an individual executive seeks to achieve during the year. Personal Objectives may be objective, for example, seeking to complete a specific development project in a given fiscal year; or they may be subjective, for example, seeking to restructure the process by which we insure our assets or successfully implementing strategies that anticipate future business needs. Personal Objectives may also be goals of personal development, for example, seeking to improve the individual’s efficiency. Personal Objectives are set annually by the Chief Executive Officer together with the Compensation Committee, and are linked to our business plan, including: cash preservation and generation; FFO growth; creation of stockholder value; disposition of non-core assets, branding and marketing; leasing; resolution of debt maturities and recourse obligations; construction and development; and asset and property management. In evaluating each executive, the Compensation Committee makes a determination as to whether that employee has met or exceeded some or all of his or her Personal Objectives. Based upon that determination, a bonus multiple between 0 and 1 is assigned to that executive. As an example, an executive meeting all Personal Objectives would be assigned a bonus multiple of 0.5, while an executive exceeding most objectives would be assigned the maximum bonus multiple of 1.0.

Company Performance objectives are based upon comparing our company to our peer group REITs for the applicable year according to various financial metrics, including stock price performance, dividend payments, FFO results and liquidity position. Company Performance objectives provide for the potential of a bonus multiple award of 1.0.

Based on the guidelines above, certain executives are given the opportunity to earn up to 200% of their annual base salaries based on a combination of Personal Objectives and Company Performance objectives. Notwithstanding such guidelines, the Compensation Committee retains full discretion to set target bonus designations and potential bonus multiple ranges at certain specified levels, subject to any applicable provisions of the executive’s employment agreement.

For 2009, the Compensation Committee determined that each of Messrs. Nelson Rising, Koumriqian, Goodwin and Christopher Rising had met some, but not all, of their personal goals, resulting in a bonus multiple of less than 1.0 for the Personal Objectives component of the annual bonus determination. Based upon a review of the financial metrics above and with a particular focus on our significant liquidity challenges, the Compensation Committee determined that it was appropriate to set the Company Performance multiple at 0.0 for 2009. Thus, application of the formula described above resulted in a bonus of less than target for each of Messrs. Nelson Rising, Koumriqian, Goodwin and Christopher Rising for 2009.

Pursuant to his employment agreement, for 2009 Mr. Nelson Rising’s target annual bonus was 200% of his annual base salary and his maximum annual bonus was 300% of his annual base salary. The Company Performance portion was more heavily weighted by the Compensation Committee in Mr. Nelson Rising’s bonus calculation than with respect to our other named executive officers, which was supported by Mr. Nelson Rising. In Mr. Nelson Rising’s case, the Company Performance category was weighted as two-thirds and the Personal Objectives component was weighted as one-third of the total bonus calculation (while for the other named executive officers each was weighted at 50%). As noted above, the Company Performance multiple was determined to be 0.0 for all named executive officers. Based on a review of Mr. Nelson Rising’s performance with respect to his Personal Objectives, the Compensation Committee awarded Mr. Nelson Rising 80% of the potential total for this component. Together with the 0.0 multiple for the Company Performance component, Mr. Nelson Rising’s total annual bonus was 39% of target for 2009.

Pursuant to his employment agreement, for 2009 Mr. Koumriqian had a target annual bonus of 100% of his annual base salary, with a range of 0% to 200% of his annual base salary. Based upon the Company Performance multiple of 0.0 and a review of Mr. Koumriqian’s performance with respect to his Personal Objectives, the Compensation Committee awarded Mr. Koumriqian an annual bonus of 90% of target for 2009.

Pursuant to his employment agreement, for 2009 Mr. Goodwin’s target bonus was set at $180,000 (65% of his annual base salary). Based upon the Company Performance multiple of 0.0 and a review of Mr. Goodwin’s performance with respect to his Personal Objectives, the Compensation Committee awarded Mr. Goodwin an annual bonus of 42% of target for 2009. In addition to the annual bonus program, Mr. Goodwin is eligible to receive project completion bonuses equal to $1.00 per rentable foot of buildable area for any office, retail, hotel, or residential footage contained in each applicable completed project or major phase of a multi-phase project, and $0.25 per square foot of area for any garage structures. During 2009, Mr. Goodwin earned $187,974 in such bonuses.

Pursuant to his employment agreement, for 2009 Mr. Johnston’s target bonus was $100,000 (33% of his annual base salary), with a range of $0 to $200,000 (0% to 66% of his annual base salary). Mr. Johnston’s annual bonus multiple is based solely upon the Company Performance objectives component. Therefore, based upon the Company Performance multiple of 0.0, Mr. Johnston did not receive an annual bonus for 2009. In addition to the annual bonus program, Mr. Johnston is eligible to receive a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space at certain of our assets. During 2009, Mr. Johnston earned $1,008,543 in leasing bonuses.

Pursuant to his employment agreement, for 2009 Mr. Christopher Rising had a target annual bonus of 75% of his annual base salary, with a range of 0% to 150% of his annual base salary. Based upon the Company Performance multiple of 0.0 and a review of Mr. Christopher Rising’s performance with respect to his Personal Objectives, the Compensation Committee awarded Mr. Christopher Rising an annual bonus of 70% of target for 2009.

For further detail on the actual annual incentive bonuses paid to the named executive officers for 2009, see the table below under the heading “—Summary Compensation Table.”

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

Our policies in effect during 2009 with respect to long-term incentive compensation are described below.

Restricted Stock and Restricted Stock Unit Awards—

The Compensation Committee may make grants of restricted stock. For newly hired executives receiving restricted stock through negotiated employment agreements, the applicable grant date for such issuance typically corresponds with the effective date of his or her employment agreement. Restricted stock award recipients receive the same quarterly dividends as holders of our common stock (only if we pay such a dividend) on the unvested portion of their restricted stock. The Compensation Committee made no restricted stock grants to our named executive officers during 2009.

We may also grant restricted stock units, usually accompanied by dividend equivalents. Each vested restricted stock unit represents the right to receive one share of our common stock. Time-based restricted stock units generally vest over a period of five years, with 20% vesting on the first anniversary of the date of grant, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to the recipient’s continued employment with us.

On May 17, 2008, we granted restricted stock units to Mr. Nelson Rising which had both a time-based vesting component and a stock price-based vesting component. The time-based component is similar to the five-year vesting schedule described above. The stock price-based component was originally subject to vesting in installments equal to 20% of the restricted stock units in the event that we attained stock price targets of $25.00, $30.00, $35.00, $40.00 and $45.00 prior to the fifth anniversary of the grant date. As of January 2, 2009, we granted Mr. Nelson Rising dividend equivalents on the restricted stock units with respect to ordinary quarterly cash dividends paid on our common stock. On October 1, 2009, we amended the terms of Mr. Nelson Rising’s restricted stock units solely to eliminate the stock price-based criteria based on the board of directors’ determination that due to the significant economic downturn and related factors beyond the control of the Company or its management, occurring shortly after Mr. Nelson Rising commenced employment with us and subsequent to the grant of the restricted stock units, and the resulting unfavorable and unpredictable market conditions affecting companies generally and the real estate industry in particular (including the Company), the stock price-based vesting conditions originally included in his restricted stock unit award were not realistically achievable, and therefore, the award was not continuing to serve its essential purposes of incentivizing and retaining Mr. Nelson Rising.

On March 12, 2009, we granted Mr. Koumriqian 52,000 time-based restricted stock units with dividend equivalent rights. The Compensation Committee made no restricted stock unit grants to our other named executive officers during 2009.

The restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the applicable restricted stock unit agreements. An award of dividend equivalents is subject to the same vesting schedule that applies to the underlying restricted stock units to which it relates. All vested restricted stock units granted to date will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the fifth anniversary of the grant date, (2) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

For further information on past awards and current holdings of restricted stock and restricted stock units for each of our named executive officers, see the table below under the heading “—Outstanding Equity Awards at Fiscal Year-End.”

Stock Options—

The Compensation Committee may grant stock options to executives and other employees pursuant to the terms of our Incentive Award Plan. The exercise price of nonqualified stock options and incentive stock options must be at least 100% of the fair market value of our common stock on the date of grant, which is defined in our Incentive Award Plan as the closing price of a share of our common stock on the date of grant. Stock options granted under our Incentive Award Plan will expire no later than ten years after the date of grant. Our Incentive Award Plan provides that options are exercisable in whole or in part by written notice to us, specifying the number shares being purchased and accompanied by payment of the purchase price for such shares. Our Incentive Award Plan generally does not permit the transfer of options, but the Compensation Committee may provide that nonqualified stock options may be transferred pursuant to a domestic relations order or to a family member. On July 23, 2009, the Compensation Committee granted Mr. Koumriqian 93,800 nonqualified stock options, Mr. Goodwin 55,000 nonqualified stock options and Mr. Christopher Rising 65,000 nonqualified stock options. Each of these awards was issued at a strike price of $0.58, is exercisable in three annual installments beginning on the first anniversary of the grant date and expires ten years from the grant date. The Compensation Committee made no other stock option grants to our named executive officers during 2009.

Executive Equity Plan—

In April 2005, the Compensation Committee adopted a five-year compensation program for senior management designed to provide significant reward for significant stockholder returns. This executive equity plan provided for an award pool equal to a percentage of the value created in excess of a base value. Each participant was entitled to a given percentage of the total award pool (the “performance award percentage”).

Under their respective performance award agreements, Mr. Koumriqian was granted a performance award percentage of 3% and each of Messrs. Goodwin and Lammas was granted a performance award percentage of 8%. Mr. Lammas forfeited his award under the executive equity plan on September 1, 2009 upon termination of his employment.

The performance awards represented a potential incentive bonus that was payable only if we achieved the applicable minimum level of compound annual “total shareholder return” (as defined in the award agreements under the program) and the participant remained continuously employed by us until the applicable vesting date as described below:

•

If we had achieved a compound annual Total Shareholder Return equivalent of at least 15% over the three-year period commencing on April 1, 2005 (the “Three Year Target”), the award would have vested as of March 31, 2008 in an amount equal to the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the applicable executive’s performance award percentage;

•

If we did not achieve the Three Year Target but had achieved a compound annual Total Shareholder Return equivalent to at least 12% but less than 15% during the four-year period commencing on April 1, 2005 (the “Four Year Target”), the award would have vested as of March 31, 2009 in an amount equal to the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the applicable executive’s performance award percentage; and

•

If we did not achieve the Three Year Target or the Four Year Target but achieved a compound annual Total Shareholder Return equivalent to at least 9% but less than 12% during the five-year period commencing on April 1, 2005 (the “Five Year Target”), the award would have vested as of March 31, 2010 in an amount equal to the product of (x) the amount of the performance award pool, calculated as of such date, multiplied by (y) the applicable executive’s performance award percentage.

The actual amount of the performance award, if any, would have been based on the participant’s vested interest in a portion of the performance award pool. The size of the performance award pool was dependent upon the compound annual total shareholder return achieved by us during the applicable performance period, and ranged from 2.5% to 15% of the excess shareholder value created during that period (up to a maximum of $50 million).

As of March 31, 2010, we did not achieve any of the total shareholder return targets described above. Consequently, no awards vested or were earned under the program.

Timing of Awards—

We do not coordinate the timing of equity award grants with the release of material non-public information nor do we time the release of material non-public information for purposes of affecting the value of executive compensation.

401(k) Plan

We have a 401(k) benefit plan available to all full-time employees who have completed 30 days of service with us. Employees may contribute up to 60% of their annual compensation, limited by the maximum allowed under Section 401(k) of the Code. Subject to such limitations of the Code, we provide a matching contribution in an amount equal to 50% of the employee contribution. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year. During 2009, we contributed $0.5 million to the 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Code so that contributions to the 401(k) plan, and income earned on such plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Perquisites and Other Elements of Compensation

We also provide other benefits to our executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program, including matching contributions to our 401(k) plan and life insurance policies. These types of benefits are offered to all our employees, regardless of job level. During 2009, Messrs. Koumriqian, Goodwin, Johnston and Lammas each received matching contributions of $8,250 to their respective 401(k) plan accounts. Messrs. Nelson Rising and Christopher Rising did not participate in our 401(k) plan during 2009. We do not allocate life insurance premiums to individual persons since we have a group policy whose premiums are not actuarially determined. We offer a medical expense reimbursement program to our executive officers that reimburses each executive for certain medical expenses incurred by the executive and his or her family members that are not covered by our insurance programs, including medical, dental and vision expenses. During 2009, Messrs. Koumriqian, Goodwin, Christopher Rising and Lammas received benefits from this program.

Severance and Change in Control Payments and Benefits

In order to achieve our objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe that it is vital to provide our executive officers with severance and change in control payments that are in line with those offered by our peer group companies.

To this end, we have agreed to severance payments and benefits to certain Executive Vice Presidents and above (currently, Messrs. Nelson Rising and Koumriqian (pursuant to his 2009 employment agreement, as described more fully below under the heading “—Employment Agreements”)) that protect said executives against termination by us without cause or by the executive for good reason or by death or disability. These agreements provide for severance in the form of a lump sum payment, continued health benefits, accelerated vesting of certain equity awards and outplacement services as a result of a qualifying termination of employment.

We also have agreed to a lump-sum severance payment to Messrs. Goodwin and Johnston and other Senior Vice Presidents (including Mr. Koumriqian effective prior to December 31, 2008 when he held the position of Senior Vice President, Finance and Chief Accounting Officer) in the event that their employment is terminated by us without cause. In addition, we have agreed to provide Mr. Christopher Rising with a lump-sum severance payment in the event that his employment is terminated by us without cause or by him for good reason. Pursuant to each of their employment agreements, Messrs. Nelson Rising and Koumriqian (pursuant to his 2009 employment agreement) will receive enhanced severance payments and benefits in the event of certain specified terminations of their employment that occur in connection with a change in control.

On June 9, 2009, the Company adopted a policy that the Company will not enter into any new agreements with its executive officers that include (i) any Code Section 280G excise tax gross-up provision with respect to payments contingent upon a change in control of the Company, except in unusual circumstances where the Compensation Committee determines that it is appropriate to do so in order to recruit a new executive officer to the Company (in which case, the excise tax gross-up will be limited to payments triggered by both a change in control and termination of employment, and will be subject to a three-year sunset provision), or (ii) a modified single trigger which provides for severance payments in the event that an executive officer voluntarily terminates employment without good reason within a specified period of time following a change in control of the Company. This new policy will not affect existing agreements with any current executive officers, which agreements will remain in effect in accordance with their terms.

For further information on the terms of severance and change in control payments and benefits, including actual payouts, please see the narrative description and tables below under the heading “—Potential Payments upon Termination or Change in Control.”

Impact of Tax and Accounting Treatment on Executive Compensation

Section 162(m) of the Internal Revenue Code—

Section 162(m) of the Code disallows a tax deduction for any publicly-held corporation for individual compensation of more than $1.0 million in any taxable year to certain executive officers of the corporation, other than compensation that is performance-based under a plan that is approved by stockholders and that meets certain other technical requirements. The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to structure compensation that is deductible to the extent permitted, while simultaneously providing our executives with appropriate and competitive rewards for their performance. In the appropriate circumstances, however, the Compensation Committee is prepared to exceed the limit on deductibility under Section 162(m) to the extent necessary to ensure our executive officers are compensated in a manner consistent with our best interests and those of our stockholders.

Parachute Payments—

Under Messrs. Nelson Rising’s employment agreement, we have agreed to make an additional tax gross-up payment to him if any amounts paid or payable to him would be subject to the excise tax imposed on certain so-called “excess parachute payments” under Section 4999 of the Code. However, if a reduction in the payments and benefits of 10% or less would render the excise tax inapplicable, then the payments and benefits will be reduced by such amount, and we will not be required to make the gross-up payment. The terms of Messrs. Koumriqian, Goodwin, Johnston and Christopher Rising’s respective employment agreements do not entitle them to receive Section 4999 tax gross-up payments. The Section 4999 tax gross-up provisions contained in Mr. Lammas’ employment agreement survived the termination of his employment and remain effective.

As described above, on June 9, 2009, the Company adopted a policy that the Company will not enter into any new agreements with its executive officers that include any Code Section 280G excise tax gross-up provision with respect to payments contingent upon a change in control of the Company, except in unusual circumstances where the Compensation Committee determines that it is appropriate to do so in order to recruit a new executive officer to the Company (in which case, the excise tax gross-up will be limited to payments triggered by both a change in control and termination of employment, and will be subject to a three-year sunset provision). This new policy will not affect existing agreements with any current executive officers, which agreements will remain in effect in accordance with their terms.

Section 409A—

The Compensation Committee also endeavors to structure executive officers’ compensation in a manner that is either compliant with, or exempt from the application of, Code Section 409A, which provisions may impose significant additional taxes to the officers on non-conforming, nonqualified deferred compensation (including certain equity awards, severance, incentive compensation, traditional deferred compensation and other payments).

FASB Codification Topic 718—

Under FASB Codification Topic 718, Compensation—Stock Compensation (formerly known as Financial Accounting Standard No. 123(R), Share-Based Payments), we are required to account for all stock-based compensation issued to our employees at fair value, including the executive equity plan. We measure the cost of employee services received in exchange for equity awards based on grant-date fair value and recognize such cost over the period during which an employee is required to provide services in exchange for the award. Grant-date fair value for stock options is estimated using appropriate option-pricing models. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Stock Ownership Guidelines

While we encourage stock ownership by our executive officers and directors, we do not currently have formal stock ownership requirements. In addition, we do not have a policy in place regarding the ability of our executive officers or directors to engage in hedging activities with respect to our common stock.

Each individual who first becomes a non-employee director after July 23, 2009 will be granted a nonqualified stock option to purchase 50,000 shares of our common stock on the date on which he or she initially becomes a non-employee director. Commencing July 23, 2009, each non-employee director will be granted a nonqualified stock option to purchase 45,000 shares of our common stock immediately following each annual meeting of stockholders, provided that he or she continues to serve as a non-employee director immediately following such annual meeting. Pursuant to our Director Stock Plan, for each calendar year, each non-employee director may irrevocably elect in advance to apply between 10% and 50% of the total annual compensation otherwise payable to him or her in cash during such calendar year towards the purchase of shares of our common stock. For more information regarding stock-based compensation for our board members, see the discussion below under the heading “—Compensation of Directors.”

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION*

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Christine N. Garvey, Chair

Joseph P. Sullivan

George A. Vandeman

*	The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference into any filing by us under the Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K/A and irrespective of any general incorporation language in such filing.

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for services rendered in all capacities to us and our subsidiaries in 2009:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Nelson C. Rising (4)	2009	950,000	—	1,356,878	—	750,000	4,477	3,061,355
President and Chief Executive Officer	2008	593,750	—	11,602,776	—	1,187,500	366,501	13,750,527

Shant Koumriqian (5)	2009	362,500	—	37,440	26,736	326,250	12,406	765,332
Executive Vice President, Chief Financial Officer	2008	237,500	—	869,191	—	225,000	22,892	1,354,583

Robert P. Goodwin (6)	2009	275,000	—	—	15,677	263,974	10,445	565,096
Senior Vice President, Construction and Development	2008	275,000	—	475,500	—	675,031	7,750	1,433,281

Peter K. Johnston (7)	2009	300,000	—	—	—	1,008,543	8,250	1,316,793
Senior Vice President, Leasing	2008	300,000	—	—	—	934,103	39,372	1,273,475
	2007	300,000	—	—	—	1,436,621	—	1,736,621

Christopher C. Rising (8)	2009	325,000	—	—	18,527	170,600	14,258	528,385
Senior Vice President, Asset Transactions

Mark T. Lammas (9)	2009	266,667	—	—	—	—	1,962,963	2,229,630
Former Executive Vice President, Investments	2008	375,000	—	446,298	—	562,500	36,961	1,420,759
	2007	375,000	—	—	—	675,000	137,524	1,187,524

(1)	Amounts shown in Column (c) represent the base salary amount earned by the named executive officer.

(2)	Amounts shown in Column (e) represent the aggregate grant date fair value of stock awards computed in accordance with FASB Codification Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 9 to the Consolidated Financial Statements.”

(3)	Amounts shown in Column (f) represent the aggregate grant date fair value of nonqualified stock option awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 9 to the Consolidated Financial Statements.”

(4)	The amount shown in Column (g) for 2009 for Mr. Nelson Rising represents his annual bonus. The amount shown in Column (h) for 2009 represents car service expenditures reimbursed to Mr. Nelson Rising in accordance with the terms of his employment agreement.

(5)	The amount shown in Column (c) for 2009 represents the base salary earned by Mr. Koumriqian using the average of the base salary amount of $350,000 in effect from January 1, 2009 through June 30, 2009 and the base salary amount of $375,000 in effect from July 1, 2009 through December 31, 2009. The amount shown in Column (g) for 2009 for Mr. Koumriqian represents his annual bonus. The amount shown in Column (h) for 2009 for Mr. Koumriqian represents company matching contributions made to our 401(k) plan on his behalf totaling $8,250 and executive medical reimbursement payments totaling $4,156.

(6)	The amount shown in Column (g) for 2009 for Mr. Goodwin represents a project completion bonus earned totaling $187,974 and a $76,000 annual bonus. The amount shown in Column (h) for 2009 for Mr. Goodwin represents company matching contributions made to our 401(k) plan on his behalf totaling $8,250 and executive medical reimbursement payments totaling $2,195.

(7)	The amount shown in Column (g) for 2009 for Mr. Johnston represents leasing bonuses earned. The amount shown in Column (h) for 2009 for Mr. Johnston represents company matching contributions made to our 401(k) plan on his behalf.

(8)	The amount shown in Column (g) for 2009 for Mr. Christopher Rising represents his annual bonus. The amount shown in Column (h) for 2009 for Mr. Christopher Rising represents executive medical reimbursement payments.

(9)	Mr. Lammas resigned from his position as Executive Vice President, Investments effective September 1, 2009. The amount shown in Column (c) for 2009 for Mr. Lammas represents the base salary earned from January 1, 2009 through his termination date. The amount shown in Column (h) for 2009 for Mr. Lammas represents severance and accrued vacation totaling $1,948,350 in accordance with the terms of his separation agreement, company matching contributions made to our 401(k) plan on his behalf totaling $8,250 and executive medical reimbursement payments totaling $6,363.

Grants of Plan-Based Awards

The following tables summarize grants of plan-based awards made during 2009 to each of our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)
(a)	(b)	(c)	(d)	(e)
Nelson C. Rising	1/1/2009	475,000	1,900,000	2,850,000
Shant Koumriqian	1/1/2009	90,625	362,500	725,000
Robert P. Goodwin	1/1/2009	45,000 —	180,000 187,974	360,000 —
Peter K. Johnston	1/1/2009	— —	100,000 1,008,543	200,000 —
Christopher C. Rising	1/1/2009	60,938	243,750	487,500
Mark T. Lammas (5)	1/1/2009	93,750	375,000	750,000

(1)	The grant date for annual incentive bonuses is deemed to be January 1, 2009.

(2)	Amounts shown in Column (c) represent the minimum award, other than zero, that could reasonably be expected to be earned by our named executives at threshold performance. Amounts shown in Column (c) were calculated using a bonus multiple of 0.25 for Personal Objectives and a bonus multiple of 0.0 for Company Performance objectives for Messrs. Nelson Rising, Koumriqian, Goodwin, Christopher Rising and Lammas multiplied by their respective target annual bonuses. Per his employment agreement, Mr. Nelson Rising’s target annual bonus is 200% of his annual base salary. Per their employment agreements, the target annual bonuses for Messrs. Koumriqian and Lammas are 100% of their respective annual base salaries. Per his employment agreement, Mr. Christopher Rising’s target annual bonus is 75% of his annual base salary. Mr. Goodwin’s stated target annual bonus per his employment agreement is $180,000. Because Mr. Johnston’s annual bonus is calculated based solely on Company Performance objectives per the terms of his employment agreement, the threshold amount for his annual bonus is zero.

(3)	Amounts shown in Column (d) represent a bonus multiple of 0.50 for Personal Objectives and a bonus multiple of 0.50 for Company Performance objectives for Messrs. Nelson Rising, Koumriqian, Christopher Rising and Lammas multiplied by their respective target annual bonuses. Mr. Goodwin’s stated target annual bonus per his employment agreement is $180,000. Mr. Goodwin earned a project completion bonus of $187,974 in 2009 calculated in accordance with the terms of his employment agreement. Mr. Johnston’s annual bonus is calculated based solely on a bonus multiple of 1.0 for Company Performance objectives. His stated target annual bonus in his employment agreement is $100,000. Mr. Johnston earned $1,008,543 in leasing bonuses in 2009 calculated in accordance with the terms of his employment agreement.

(4)	Amounts shown in Column (e) represent a bonus multiple of 1.0 for Personal Objectives and a bonus multiple of 1.0 for Company Performance objectives for Messrs. Nelson Rising, Koumriqian, Goodwin, Christopher Rising and Lammas multiplied by their respective target annual bonuses. Mr. Johnston’s annual bonus is calculated based solely on a bonus multiple of 2.0 for Company Performance objectives. His stated maximum bonus in his employment agreement is $200,000.

(5)	Mr. Lammas resigned from his role as Executive Vice President, Investments effective September 1, 2009 and did not receive a bonus for 2009.

For actual awards earned by our named executive officers during 2009, see “—Summary Compensation Table” above. The award paid to Mr. Nelson Rising in March 2010 was 39% of his target annual bonus. The award paid to Mr. Koumriqian in March 2010 was 90% of his target annual bonus. During 2009, Mr. Goodwin earned a project completion bonus of $187,974 and an annual bonus equal to 42% of his target annual bonus, which was paid in March 2010. During 2009, Mr. Johnston earned $1,008,543 in leasing bonuses and did not earn an annual bonus. The award paid to Mr. Christopher Rising in March 2010 was 70% of his target annual bonus. For more information, see the discussion above under the heading “—Compensation Discussion and Analysis—Annual Compensation—Incentive Bonuses.”

GRANTS OF PLAN-BASED AWARDS (continued)

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
(a)	(b)	(i)	(j)	(k)	(l)
Nelson C. Rising (2)	10/1/2009	1,250,000	—	—	1,356,878
Shant Koumriqian (3)	3/12/2009	52,000	—	—	37,440
	7/23/2009	—	93,800	0.58	26,736
Robert P. Goodwin (4)	7/23/2009	—	55,000	0.58	15,677
Peter K. Johnston	—	—	—	—	—
Christopher C. Rising (5)	7/23/2009	—	65,000	0.58	18,527
Mark T. Lammas	—	—	—	—	—

(1)	The amounts shown in Column (l) represent the grant date fair value of the awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 9 to the Consolidated Financial Statements.”

(2)	On October 1, 2009, we amended the terms of 1,250,000 restricted stock units granted to Mr. Nelson Rising on May 17, 2008 to eliminate the stock price-based criteria. The amount shown in Column (l) for Mr. Nelson Rising is the grant date fair value of the modified award as computed in accordance with FASB Codification Topic 718.

(3)	On March 12, 2009, we granted Mr. Koumriqian 52,000 time-based restricted stock units that are scheduled to vest over a period of five years, with 20% vesting on March 12, 2010, and the remaining 80% vesting pro rata on a daily basis over the next four years, subject to Mr. Koumriqian’s continued employment with us. On July 23, 2009, we granted Mr. Koumriqian 93,800 nonqualified stock options. The stock options are scheduled to vest in three annual installments beginning on the first anniversary of the date of grant.

(4)	On July 23, 2009, we granted Mr. Goodwin 55,000 nonqualified stock options. The stock options are scheduled to vest in three annual installments beginning on the first anniversary of the date of grant.

(5)	On July 23, 2009, we granted Mr. Christopher Rising 65,000 nonqualified stock options. The stock options are scheduled to vest in three annual installments beginning on the first anniversary of the date of grant.

Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables

Employment Agreements—

As described above, our practice is to set forth the material terms of each executive officer’s compensation package in negotiated employment agreements. The following discussion summarizes the terms of employment agreements that we were a party to with each of our named executive officers during 2009. In addition, we have also provided a summary of the terms of the separation arrangements of certain of our named executive officers in 2009.

Messrs. Nelson Rising, Goodwin, Johnston and Christopher Rising

On May 17, 2008, we entered into employment agreements with Messrs. Nelson Rising as our President and Chief Executive Officer and Christopher Rising as our Senior Vice President. On December 16, 2008, we entered into amended and restated employment agreements with Messrs. Goodwin and Johnston.

The employment agreement with Mr. Nelson Rising has a term of five years. Mr. Nelson Rising’s employment agreement provides for automatic one-year extensions thereafter, unless either party provides advance notice of non-renewal. The employment agreements with Messrs. Goodwin, Johnston and

Christopher Rising provide that their employment with us is “at-will” and may be terminated by either the executive or us upon at least 30 days advance written notice, subject to certain obligations on our part to provide payment as described above under the heading “—Severance and Change in Control Payments and Benefits.”

The employment agreements for these named executive officers provide for an annual base salary of $950,000 for Mr. Nelson Rising, $275,000 for Mr. Goodwin, $300,000 for Mr. Johnston and $325,000 for Mr. Christopher Rising.

The employment agreements of each of Messrs. Nelson Rising and Christopher Rising provide for target and maximum annual bonuses as follows: target equal to 200% and maximum equal to 300% of annual base salary for Mr. Nelson Rising, and target equal to 75% and maximum equal to 150% of annual base salary for Mr. Christopher Rising. Mr. Goodwin’s employment agreement provides for (i) a target bonus set at a fixed dollar amount of $180,000, and (ii) a project completion bonus equal to $1.00 per rentable foot of buildable area for any office, retail, hotel, or residential footage contained in each applicable project or major phase of a multi-phase project, and $0.25 per square foot of area for any garage structures, during the term of his employment. Mr. Johnston’s employment agreement provides for (i) a target annual bonus equal to $100,000, subject to a maximum of $200,000, and (ii) a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space in certain of our assets.

Pursuant to Mr. Nelson Rising’s employment agreement, on May 17, 2008, we granted him 250,000 restricted stock units subject to time-based vesting and 1,250,000 restricted stock units subject to stock price-based vesting under our Incentive Award Plan. Each vested restricted stock unit represents the right to receive one share of our common stock. In addition, as of January 2, 2009, we granted him dividend equivalents on the restricted stock units with respect to ordinary quarterly cash dividends paid on our common stock. The award of dividend equivalents is subject to the same vesting schedule that applies to the underlying restricted stock units to which it relates. The terms of the restricted stock units are as follows:

•

Subject to the executive’s continued employment, the time-based restricted stock units will vest over a period of five years, with 20% vesting on the first anniversary of the date of grant, and the remaining 80% vesting pro rata on a daily basis over the next four years;

•

The restricted stock units granted to Mr. Nelson Rising on May 17, 2008 had a time-based vesting component and a stock price-based vesting component. The time-based component is similar to the five-year vesting schedule for the time-based restricted stock units described above. The stock price-based was originally subject to vesting in installments equal to 20% of the restricted stock units in the event that we attained stock price targets of $25.00, $30.00, $35.00, $40.00 and $45.00, prior to the fifth anniversary of the grant date. On October 1, 2009, we amended the terms of these restricted stock units solely to eliminate the stock price-based criteria based on our board of directors’ determination that due to the significant economic downturn and related factors beyond the control of the Company or its management, occurring shortly after Mr. Nelson Rising commenced employment with the Company and subsequent to the grant of the restricted stock units, and the resulting unfavorable and unpredictable market conditions affecting companies generally and the real estate industry in particular (including the Company), the stock price-based vesting conditions originally included in his restricted stock unit award were not realistically achievable, and therefore, the award was not continuing to serve its essential purposes of incentivizing and retaining Mr. Nelson Rising. Except for the changes to the stock price-based criteria and other conforming changes to reflect such modification, the terms and conditions of the restricted stock units remain unchanged;

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

The employment agreements for our current named executive officers provide for:

•

Participation in incentive, savings and retirement plans applicable generally to our senior executives or similarly situated executives (with the exception of Mr. Johnston who, aside from the leasing bonus described above and standard benefits such as our 401(k) plan, does not participate in our executive equity plan or other long-term incentive programs); and

•	Medical and other group welfare plan coverage for the executive and eligible family members, fringe benefits and paid vacation provided to our senior executives or similarly situated executives.

The employment agreements for all named executive officers contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that apply during the term of the employment agreements and for a one-year (in the case of Messrs. Goodwin and Johnston) or a two-year (in the case of Messrs. Nelson Rising and Christopher Rising) period thereafter.

The employment agreements for all named executive officers provide for reimbursement of all reasonable business expenses incurred and for the amount of compensation to be “grossed up” as necessary (on an after-tax basis) to compensate for any additional social security withholding taxes due as a result of the executives’ shared employment by our Operating Partnership, Maguire Properties, Inc. and, if applicable, any subsidiary and/or affiliate thereof.

The employment agreement for Mr. Nelson Rising also provides for severance payments and benefits in the event that his employment is terminated by us without cause, by him for good reason, or by death or disability. Mr. Nelson Rising is also entitled to certain severance payments and benefits for a termination arising out of a change in control. Mr. Christopher Rising is entitled to certain severance payments, but only in the event that his employment is terminated by us without cause or by him for good reason. Messrs. Goodwin and Johnston are entitled to certain severance payments, but only in the event that the executive’s employment is terminated by us without cause. A detailed discussion of severance payments and benefits is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Shant Koumriqian

On December 31, 2008, we entered into an amended and restated employment agreement with Mr. Koumriqian pursuant to which Mr. Koumriqian began to serve as our Executive Vice President, Chief Financial Officer (such agreement is referred to herein as Mr. Koumriqian’s 2008 employment agreement). Effective as of March 12, 2009, we entered into a further amended and restated employment agreement with Mr. Koumriqian to provide him with terms of employment consistent with our then-current other Executive Vice Presidents (such agreement is referred to herein as Mr. Koumriqian’s 2009 employment agreement). The discussion below summarizes both Mr. Koumriqian’s 2008 employment agreement, which was in effect between December 31, 2008 and March 11, 2009, and his 2009 employment agreement which was effective as of March 12, 2009.

2008 Employment Agreement—

Under Mr. Koumriqian’s 2008 employment agreement, his employment with us was “at-will” and terminable by either him or us upon at least 30 days advance written notice, subject to certain obligations on our part to provide payment as described above under the heading “—Severance and Change in Control Payments and Benefits.”

Mr. Koumriqian’s annual base salary under his 2008 employment agreement was $250,000 and was increased to $350,000 effective as of January 1, 2009 and $375,000 effective as of July 1, 2009. Mr. Koumriqian’s 2008 employment agreement provided for a target annual bonus equal to 60% of his annual base salary.

Mr. Koumriqian’s 2008 employment agreement also provided for certain severance payments in the event of a termination of his employment by us without cause. A detailed discussion of severance payments and benefits is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Mr. Koumriqian’s 2008 employment agreement contained standard confidentiality provisions that apply indefinitely and a non-solicitation covenant that applied during his employment and the six-month period following termination.

2009 Employment Agreement—

Effective as of March 12, 2009, we entered into the 2009 employment agreement with Mr. Koumriqian to provide him with terms of employment consistent with our then-current other Executive Vice Presidents as a result of his promotion to Executive Vice President, Chief Financial Officer. Mr. Koumriqian’s 2009 employment agreement provides for the following material terms and conditions that are different from those provided under his 2008 employment agreement:

•

The term of Mr. Koumriqian’s employment under the 2009 employment agreement is five years. The target annual bonus for Mr. Koumriqian was increased from 60% of his annual base salary to 100% of his annual base salary commencing in 2009.

•	On March 12, 2009, we granted Mr. Koumriqian 52,000 time-based restricted stock units with dividend equivalent rights under our Incentive Award Plan.

•

Mr. Koumriqian’s 2009 employment agreement provides that if his employment is terminated by us without cause or by Mr. Koumriqian for good reason, he will receive severance, including an amount equal to 150% of the sum of his then-current annual base salary plus the average annual bonus received for the three preceding fiscal years. If Mr. Koumriqian’s employment is terminated by us without cause or by Mr. Koumriqian for good reason within two years after a change in control or by Mr. Koumriqian for any reason within 30 days after the one-year anniversary of the change in control, then Mr. Koumriqian will receive the severance described in the preceding sentence, except that the severance multiple will be 200%. Mr. Koumriqian is also entitled to certain severance payments and benefits in the event of his death or disability, as more fully described under the heading “—Potential Payments upon Termination or Change in Control” below.

Under his 2009 employment agreement, Mr. Koumriqian is not eligible to receive an additional tax gross-up payment for amounts subject to excise tax imposed on so-called “excess parachute payments” under Section 4999 of the Code.

Former Named Executive Officer

On August 18, 2009, we entered into a separation agreement with Mr. Lammas whereby Mr. Lammas’ employment with us was terminated effective as of September 1, 2009. Pursuant to this separation agreement, we agreed to provide Mr. Lammas with the following severance benefits in consideration for Mr. Lammas’ execution and non-revocation of a general release of claims:

•

A lump-sum cash severance payment in an amount equal to one and one-half (1.5) times the sum of (i) his annual base salary in effect on the date of termination, plus (ii) the average annual bonus received by him for the three complete fiscal years of the Company immediately prior to the date of termination, per the terms of his employment agreement;

•	A lump-sum cash severance payment in an amount equal to a pro rata portion of his annual bonus for the partial fiscal year in which his employment terminated;

•	Full vesting on September 1, 2009 of any unvested restricted stock units and restricted stock awards previously granted to him;

•

Health benefits for Mr. Lammas and eligible family members for 18 months after September 1, 2009, at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer; and

•	Outplacement services at our expense for a period of not more than one year after September 1, 2009.

On August 18, 2009, we also entered into a consulting agreement with Mr. Lammas to retain him as a consultant for the period from September 1, 2009 through February 28, 2010 at a rate of $20,000 per month. Additionally, Mr. Lammas was eligible to receive contingent success fees for the potential completion of certain objectives as determined by Mr. Lammas and the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2009 for each of our named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Nelson C. Rising	—	—	—	—	—
Shant Koumriqian	—	93,800	—	0.58	7/23/2019
Robert P. Goodwin	—	55,000	—	0.58	7/23/2019
Peter K. Johnston	—	—	—	—	—
Christopher C. Rising	—	65,000	—	0.58	7/23/2019
Mark T. Lammas	—	—	—	—	—

(1)	The nonqualified stock options shown in Column (c) are scheduled to vest in three annual installments beginning on July 23, 2010, the first anniversary of the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
(a)	(g)	(h)	(i)	(j)
Nelson C. Rising (3)	1,012,603	1,529,031	—	—
Shant Koumriqian (4)	108,795	164,280	—	1,500,000
Robert P. Goodwin (5)	59,492	89,833	—	4,000,000
Peter K. Johnston	—	—	—	—
Christopher C. Rising (3)	53,499	80,783	—	—
Mark T. Lammas	—	—	—	—

(1)	Amounts shown in Column (h) represent the number of shares of unvested restricted common stock and restricted stock units outstanding shown in Column (g) multiplied by $1.51, the closing market price of our common stock on the NYSE on December 31, 2009. All restricted stock units granted to date, to the extent vested, will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the fifth anniversary of the grant date, (2) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

(2)	Amounts shown in Column (j) reflect the maximum amount potentially payable under each executive’s performance award agreement. Each executive’s performance award is designated as a specified percentage interest of an aggregate performance award pool which is based on excess shareholder value (as defined in the executive’s performance award agreement) created during the applicable performance period. As of March 31, 2010, we did not achieve any of the targets during the performance periods. As a result, no awards vested or were earned under the plan.

(3)	Amounts shown in Column (g) for Messrs. Nelson and Christopher Rising represent unvested restricted stock units outstanding as of December 31, 2009. These units are scheduled to vest on a daily pro rata basis through May 17, 2013.

(4)	Amount shown in Column (g) for Mr. Koumriqian represents unvested restricted stock units and restricted stock outstanding as of December 31, 2009. Of the restricted stock unit awards, 46,209 units are scheduled to vest on a daily pro rata basis through October 2, 2013. The remaining 52,000 units are scheduled to vest as to 20% of such units on March 12, 2010, and as to the remaining 80% of such units on a daily pro rata basis through March 12, 2014. The 10,586 shares of restricted common stock are scheduled to vest in three equal installments on each of September 5, 2010, 2011 and 2012.

(5)	Amount shown in Column (g) for Mr. Goodwin represents unvested restricted stock units outstanding as of December 31, 2009. These units are scheduled to vest on a daily pro rata basis through October 2, 2013.

Option Exercises and Stock Vested

The following table summarizes option exercises and vesting of stock awards during 2009 for each of our named executive officers:

OPTION EXERCISES AND STOCK VESTED

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)
Nelson C. Rising (1)	487,397	683,975
Shant Koumriqian (2)	18,597	32,806
Robert P. Goodwin (3)	19,758	37,172
Peter K. Johnston	—	—
Christopher C. Rising (1)	25,751	36,137
Mark T. Lammas (4)	131,250	136,063

(1)	Amounts shown in Column (c) for Messrs. Nelson and Christopher Rising represent the value of 300,000 and 15,850 restricted stock units, respectively, that vested on May 17, 2009 based on a per-share value of $1.39, the closing market price of our common stock on the NYSE on May 15, 2009. The remaining restricted stock units vested on a daily pro rata basis and were valued using the closing market price of our common stock on the date of vest. All restricted stock units granted to date, to the extent vested, will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (i) the fifth anniversary of the grant date, (ii) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (iii) the recipient’s separation from service. It is our intention to settle all restricted stock unit awards with shares of our common stock.

(2)	Amount shown in Column (c) for Mr. Koumriqian represents the value of 3,529 shares of restricted stock that vested on September 5, 2009 based on a per-share value of $1.09, the closing market price of our common stock on the NYSE on September 4, 2009, 81 shares of restricted common stock that vested on December 31, 2009 based on a per share value of $1.51, the closing market price of our common stock on December 31, 2009, and 12,311 restricted stock units that vested on October 2, 2009 based on a per- share value of $1.87, the closing market price of our common stock on the NYSE on October 2, 2009. The remaining 3,036 restricted stock units vested on a daily pro rata basis and were valued using the closing market price of our common stock on the date of vest. All restricted stock units granted to date, to the extent vested, will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (i) the fifth anniversary of the grant date, (ii) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (iii) the recipient’s separation from service. It is our intention to settle all restricted stock unit awards with shares of our common stock.

(3)	Amount shown in Column (c) for Mr. Goodwin represents the value of 15,850 restricted stock units that vested on October 2, 2009 based on a per-share value of $1.87, the closing market price of our common stock on the NYSE on October 2, 2009. The remaining 3,908 restricted stock units vested on a daily pro rata basis and were valued using the closing market price of our common stock on the date of vest. All restricted stock units granted to date, to the extent vested, will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (i) the fifth anniversary of the grant date, (ii) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (iii) the recipient’s separation from service. It is our intention to settle all restricted stock unit awards with shares of our common stock.

(4)	Amount shown in Column (c) for Mr. Lammas represents the value of 28,434 shares of restricted stock that vested on June 30, 2009 based on a per-share value of $0.90, the closing market price of our common stock on the NYSE on June 29, 2009, and 28,433 shares of restricted common stock and 74,383 restricted stock units that vested on September 1, 2009 based on a per-share value of $1.08, the closing market price of our common stock on the NYSE on August 31, 2009. No amount realized upon vesting has been deferred.

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

Severance Payments and Benefits—

Mr. Nelson Rising—

In Mr. Nelson Rising’s employment agreement, “cause” is defined as the occurrence of any one or more of the following events, unless Mr. Nelson Rising fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

•

Mr. Nelson Rising’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from his incapacity due to physical or mental illness or any such actual or anticipated failure after his issuance of a notice of termination for good reason);

•	Mr. Nelson Rising’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	Mr. Nelson Rising’s conviction of, or entry by the executive of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by Mr. Nelson Rising of his fiduciary duty to us which results in economic or other injury to us; or

•	Mr. Nelson Rising’s willful and material breach of certain covenants set forth in his employment agreement.

In addition, in Mr. Nelson Rising’s employment agreement, “good reason” is defined as the occurrence of any one or more of the following events without his prior written consent, unless we fully correct the circumstances constituting good reason (if such circumstances are capable of correction) prior to the date of termination:

•

The assignment to Mr. Nelson Rising of any duties materially inconsistent in any respect with his position, authority, duties or responsibilities, or any other action by us which serves to diminish his position, authority, duties or responsibilities, except for isolated, insubstantial and inadvertent actions that are not taken in bad faith and which we promptly remedy upon receiving notice of such;

•	Our reduction of the Mr. Nelson Rising’s annual base salary or annual bonus opportunity;

•

The relocation of our offices to a location more than 30 miles away from the location at which Mr. Nelson Rising is principally employed, or a requirement by us that he be based at a location more than 30 miles away from the location at which he is principally employed, except for required travel on company business to an extent substantially consistent with his present business travel obligations;

•	Our failure, in the event of a change in control, to obtain a satisfactory agreement from any successor to assume and agree to perform Mr. Nelson Rising’s employment agreement;

•

Our failure to cure a material breach of our obligations under Mr. Nelson Rising’s employment agreement after written notice is delivered to our board of directors by him that specifically identifies the manner in which he believes that we have breached our obligations under the employment agreement and where we are given a reasonable opportunity to cure any such breach;

•

Our failure to cause Mr. Nelson Rising to be nominated by the board of directors to stand for election to the board of directors at any meeting of our stockholders during which any such election is held and whereby Mr. Nelson Rising’s term as director will expire if he is not re-elected, the board of directors’ failure to appoint Mr. Nelson Rising to serve on the executive committee of the board of directors should such a committee be established, the board of directors’ re-appointment of Mr. Maguire as Chairman of the Board or the board of directors’ nomination of Mr. Maguire to stand for election to the board of directors at any meeting of our stockholders during which any election is held, in each case unless any of the events constituting cause have occurred; or

•

Our Bylaws do not provide that (A) the Chief Executive Officer has the power to call meetings of the board of directors and special meetings of stockholders, or (B) the agendas for meetings of the board of directors shall be set by the Chairman of the Board in consultation with the Chief Executive Officer.

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

•

Health benefits for Mr. Nelson Rising and his eligible family members for 18 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

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

Mr. Koumriqian–2008 Employment Agreement—

Mr. Koumriqian’s 2008 employment agreement provided that in the event that his employment was terminated by us without cause, subject to his execution and non-revocation of a general release of claims, he would be entitled to receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current annual base salary and (b) 50% of his target annual bonus for such year.

Pursuant to Mr. Koumriqian’s 2008 employment agreement, “cause” was defined as the occurrence of any one or more of the following events:

•	Mr. Koumriqian’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from his incapacity due to physical or mental illness);

•	Mr. Koumriqian’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	Mr. Koumriqian’s conviction of, or entry by him of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by Mr. Koumriqian of his fiduciary duty to us which results in economic or other injury to us; or

•	Mr. Koumriqian’s willful and material breach of certain covenants set forth in his employment agreement.

Mr. Koumriqian–2009 Employment Agreement—

Pursuant to Mr. Koumriqian’s 2009 employment agreement, in the event that he is terminated by us without cause or terminates his employment for good reason prior to a change in control, he will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•	A lump-sum cash payment equal to 150% of the sum of his then-current annual base salary plus average bonus over the prior three years;

•	His prorated annual bonus for the year in which the termination occurs;

•

Health benefits for Mr. Koumriqian and his eligible family members for 18 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•	Accelerated vesting of any unvested restricted stock granted under his original employment agreement and any unvested restricted stock units; and

•	Outplacement services at our expense for up to one year following the date of termination.

In Mr. Koumriqian’s 2009 employment agreement, “cause” is defined as the occurrence of any one or more of the following events, unless Mr. Koumriqian fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

•

Mr. Koumriqian’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from his incapacity due to physical or mental illness or any such actual or anticipated failure after his issuance of a notice of termination for good reason);

•	Mr. Koumriqian’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	Mr. Koumriqian’s conviction of, or entry by the executive of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by Mr. Koumriqian of his fiduciary duty to us which results in economic or other injury to us; or

•	Mr. Koumriqian’s willful and material breach of certain covenants set forth in his employment agreement.

In addition, in Mr. Koumriqian’s 2009 employment agreement, “good reason” is defined as the occurrence of any one or more of the following events without his prior written consent, unless we fully correct the circumstances constituting good reason (if such circumstances are capable of correction) prior to the date of termination:

•

The assignment to Mr. Koumriqian of any duties materially inconsistent in any respect with his position, authority, duties or responsibilities, or any other action by us which serves to diminish his position, authority, duties or responsibilities, except for isolated, insubstantial and inadvertent actions that are not taken in bad faith and which we promptly remedy upon receiving notice of such;

•	Our reduction of the Mr. Koumriqian’s annual base salary or annual bonus opportunity;

•

The relocation of our offices to a location more than 30 miles away from the location at which Mr. Koumriqian is principally employed, or a requirement by us that he be based at a location more than 30 miles away from the location at which he is principally employed, except for required travel on company business to an extent substantially consistent with his present business travel obligations;

•	Our failure, in the event of a change in control, to obtain a satisfactory agreement from any successor to assume and agree to perform Mr. Koumriqian’s 2009 employment agreement; or

•

Our failure to cure a material breach of our obligations under Mr. Koumriqian’s employment agreement after written notice is delivered to our board of directors by him that specifically identifies the manner in which he believes that we have breached our obligations under the employment agreement and where we are given a reasonable opportunity to cure any such breach.

If Mr. Koumriqian is terminated by reason of his death or disability during his employment period, he or his estate or beneficiaries, as applicable, will be entitled to the following payments and benefits:

•	100% of his annual base salary, as in effect on the date of termination;

•	His prorated annual bonus for the year in which the termination occurs;

•	Accelerated vesting of any unvested restricted stock units; and

•

Health benefits for Mr. Koumriqian and his eligible family members for 12 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer.

Messrs. Goodwin and Johnston—

In addition, Messrs. Goodwin’s and Johnston’s employment agreements provide that the executive will be entitled to certain severance payments in the event that his employment is terminated by us without cause, subject to his execution and non-revocation of a general release of claims. Specifically, Mr. Goodwin will receive a lump-sum cash severance payment equal to 100% of his then-current annual base salary. Mr. Johnston will receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current annual base salary and (b) an amount equal to the average annual leasing bonus paid to him for all of the calendar years of his employment prior to the calendar year of his termination.

Pursuant to Mr. Goodwin’s employment agreement, “cause” is defined as the occurrence of any one or more of the following events:

•	Mr. Goodwin’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from the executive’s incapacity due to physical or mental illness);

•	Mr. Goodwin’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	Mr. Goodwin’s conviction of, or entry by the executive of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by Mr. Goodwin of his fiduciary duty to us which results in economic or other injury to us; or

•	Mr. Goodwin’s willful and material breach of certain covenants set forth in the executive’s employment agreement.

“Cause” is defined in Mr. Johnston’s employment agreement as any of the following: (a) failure by Mr. Johnston to effectively perform his duties under the employment agreement after being advised of such failure and not correcting his performance within 30 days of receipt of such notice; (b) his conviction of a felony or any crime involving moral turpitude; (c) fraud, misrepresentation, or breach of trust by him in the course of his employment which materially and adversely affects Maguire Properties, Inc., our Operating Partnership or the Services Companies or any of their assets; or (d) a breach of any material provision of his employment agreement. In no event will Mr. Johnston or his estate or beneficiaries be entitled to any payments under the employment agreement upon any termination of his employment by reason of death or disability.

Mr. Christopher Rising—

Mr. Christopher Rising’s employment agreement provides that he will be entitled to certain severance payments in the event that his employment is terminated by us without cause or by Mr. Christopher Rising for good reason, subject to his execution and non-revocation of a general release of claims. Specifically, Mr. Christopher Rising will receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current annual base salary and (b) an amount equal to the greater of the annual bonus earned by him for our fiscal year immediately preceding the date of his termination or the target annual bonus for the fiscal year in which the date of his termination occurs.

Mr. Christopher Rising’s employment agreement defines “cause” in a manner substantially similar to Mr. Koumriqian’s 2009 employment agreement. Mr. Christopher Rising’s employment agreement defines “good reason” as a termination of the employment of Mr. Nelson Rising either (a) by us without “cause” or (B) by

Mr. Nelson Rising for “good reason” (as each such term is defined in Mr. Nelson Rising’s employment agreement), provided that, not later than the 30th day following Mr. Nelson Rising’s termination (or, if later than such 30th day, not later than the date that is the 15th day following the date on which we, in response to a request submitted by Mr. Christopher Rising within 15 days following Mr. Nelson Rising’s termination, acknowledges that Mr. Nelson Rising has either been terminated without “cause” or has terminated for “good reason”), Mr. Christopher Rising provides written notice to us that he wishes to terminate his employment for good reason.

Change in Control Provisions—

Pursuant to each of their employment agreements, Messrs. Nelson Rising and Koumriqian (pursuant to his 2009 employment agreement) will receive severance payments and benefits in the event of a change in control if the executive is terminated by us without cause or for good reason, or if the executive terminates his employment with us for any reason within a specified period of time following the one-year anniversary of a change in control. A change in control is generally defined in the executive’s employment agreement as the occurrence of any of the following events:

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

•

(2) Individuals (in the case of Mr. Nelson Rising, excluding for the avoidance of doubt, Mr. Maguire) who, as of the applicable employment agreement’s effective date, constitute the board of directors (the incumbent board) cease for any reason to constitute at least a majority of the board of directors; however, in general, any individual (in the case of Mr. Nelson Rising, excluding for the avoidance of doubt, Mr. Maguire) who becomes a director after the applicable employment agreement’s effective date whose election by our stockholders, or nomination for election by the board of directors, was approved by a vote of at least a majority of the directors then comprising the incumbent board will be considered as though such individual were a member of the incumbent board;

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

In the event of an actual or constructive termination pursuant to a change in control, we provide more generous severance payments and benefits in comparison to the non-change in control scenarios described above. This difference exists to reflect the unique concerns an executive faces upon a change in control. As applied to the Chief Executive Officer, a change in control can materially alter the authorities and responsibilities of the Chief Executive Officer and can fundamentally affect the Chief Executive Officer’s perceived role in our affairs if by virtue of the change in control he is to report to a different board of directors than that which was originally before him. Changes in corporate organization could lead to the Chief Executive Officer’s actual termination or to his constructive termination if the changes are so significant as to render him effectively unable to function in the new environment. Our change in control provisions are thus designed to appropriately compensate our Chief Executive Officer for such a possibility.

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

Under the employment agreement of Mr. Nelson Rising, if a change in control occurs during his employment period and his employment is terminated (a) by us without cause or by the executive for good reason, in each case within two years after the effective date of the change in control or (b) by the executive for any reason on or within 30 days after the one-year anniversary of the effective date of the change in control, then he will be entitled to the payments and benefits as though his employment was terminated without cause or for good reason as set forth above under the heading “—Severance Payments and Benefits,” except that the lump-sum cash severance payment multiple will be 300%.

Under Mr. Koumriqian’s 2009 employment agreement, if a change in control occurs during his employment period and his employment is terminated (a) by us without cause or by Mr. Koumriqian for good reason, in each case within two years after the effective date of the change in control or (b) by Mr. Koumriqian for any reason on or within 30 days after the one-year anniversary of the effective date of the change in control, then he will be entitled to the payments and benefits set forth above under the heading “—Severance Payments and Benefits,” except that the lump-sum cash severance multiple will be 200%.

In the case of our Chief Executive Officer and our other named executive officers, we believe that it is important to provide the severance payments and benefits in both the case of actual termination and the case of constructive termination. Including instances of constructive termination in the types of termination covered by our severance packages ensures that any eventual acquirer of our company could not avoid paying severance by intentionally fostering a difficult work environment for the executives, thereby greatly increasing the chance of their voluntary exit. For further information on the actual payouts, please see the tables below.

Termination with Severance, No Change in Control—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had been terminated on December 31, 2009 by the Company without “cause” or, in the case of Messrs. Nelson Rising, Koumriqian and Christopher Rising, by the executive for “good reason” (each as defined in the executive’s employment agreement), other than in connection with a change in control:

	Cash Lump Sum		Value of Restricted Stock Vesting Acceleration ($)(2)	Value of Employee Benefits ($)(3)	280G Tax Gross Up ($)	Total Value ($)
Name	Multiple of Salary and Bonus ($)(1)	Executive Equity Plan ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Nelson C. Rising	6,450,000	—	1,529,031	31,830	—	8,010,861
Shant Koumriqian	1,146,014	—	164,280	38,242	—	1,348,536
Robert P. Goodwin	275,000	—	—	—	—	275,000
Peter K. Johnston	1,401,618	—	—	—	—	1,401,618
Christopher C. Rising	568,750	—	—	—	—	568,750
Mark T. Lammas (4)	1,902,198	—	111,041	38,242	—	2,051,481

(1)	Amount shown in Column (b) for Mr. Nelson Rising is a lump-sum cash payment equal to 200% of the sum of his then-current annual base salary plus the greater of his target annual bonus or annual bonus paid to him in the fiscal year immediately preceding his date of termination as per the terms of his employment agreement plus his 2009 annual bonus which was paid in March 2010. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to 150% of his then-current annual base salary plus average bonus over the prior three years as per the terms of his 2009 employment agreement plus his 2009 annual bonus which was paid in March 2010. For Mr. Goodwin, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary as per the terms of his employment agreement. For Mr. Johnston, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary plus his average annual leasing bonus paid during fiscal years 2006 through 2009 as per the terms of his employment agreement. For Mr. Christopher Rising, the amount shown is 100% of his then-current annual base salary plus the greater of his target annual bonus or annual bonus paid to him in the fiscal year immediately preceding his date of termination as per the terms of his employment agreement.

(2)	Amount shown in Column (d) for Mr. Nelson Rising represents the value of his 1,012,603 unvested restricted stock units calculated using a per-share value of $1.51, the closing market price of our common stock on the NYSE on December 31, 2009. For Mr. Koumriqian, the amount shown represents the value of his 10,586 shares of unvested restricted stock and 98,209 unvested time-based restricted stock units calculated using a per-share value of $1.51, the closing market price of our common stock on the NYSE on December 31, 2009. Messrs. Goodwin, Johnston and Christopher Rising are not entitled to accelerated vesting of unvested restricted stock or restricted stock units per the terms of their respective employment agreements upon termination of their employment without cause of for good reason.

(3)	Amount shown in Column (e) represents the amounts due to Messrs. Nelson Rising and Koumriqian for a maximum of up to 18 months for health benefits from termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. We have also included an estimate of the cost of outplacement services for Messrs. Nelson Rising and Koumriqian for a period of up to one year after termination. Messrs. Goodwin, Johnston and Christopher Rising are not entitled to any health benefits coverage or outplacement services per the terms of their respective employment agreements upon termination of their employment without cause or for good reason.

(4)	Mr. Lammas terminated his employment effective as of September 1, 2009. Amounts disclosed represent payments made to Mr. Lammas per the terms of his separation agreement.

Termination with Severance Following a Change in Control—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if a change in control had occurred on December 31, 2009, and his employment had been terminated as of such date by the Company without “cause” or, in the case of Messrs. Nelson Rising and Koumriqian, by the executive for “good reason” (each as defined in the executive’s employment agreement):

	Cash Lump Sum		Value of Restricted Stock Vesting Acceleration ($)(2)	Value of Employee Benefits ($)(3)	280G Tax Gross Up ($)(4)	Total Value ($)
Name	Multiple of Salary and Bonus ($)(1)	Executive Equity Plan ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Nelson C. Rising	9,300,000	—	1,529,031	31,830	4,523,270	15,384,131
Shant Koumriqian	1,419,269	—	164,280	38,242	—	1,621,791
Robert P. Goodwin	275,000	—	—	—	—	275,000
Peter K. Johnston	1,401,618	—	—	—	—	1,401,618
Christopher C. Rising	568,750	—	—	—	—	568,750

(1)	Amount shown in Column (b) for Mr. Nelson Rising is a lump-sum cash payment equal to 300% of the sum of his then-current annual base salary plus the greater of his target annual bonus or annual bonus paid to him in the fiscal year immediately preceding his date of termination as per the terms of his employment agreement plus his 2009 annual bonus which was paid in March 2010. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to 200% of the sum of his then-current annual base salary plus average bonus over the prior three years as per the terms of his 2009 employment agreement plus his 2009 annual bonus which was paid in March 2010. For Mr. Goodwin, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary as per the terms of his employment agreement. For Mr. Johnston, the amount shown is a lump-sum cash payment equal to 100% of his then-current annual base salary plus his average annual leasing bonus paid during fiscal years 2006 through 2009 as per the terms of his employment agreement. For Mr. Christopher Rising, the amount shown is 100% of his then-current annual base salary plus the greater of his target annual bonus or the annual bonus paid to him in the fiscal year immediately preceding his date of termination as per the terms of his employment agreement.

(2)	Amount shown in Column (d) for Mr. Nelson Rising represents the value of his 1,012,603 unvested restricted stock units calculated using a per-share value of $1.51, the closing market price of our common stock on the NYSE on December 31, 2009. For Mr. Koumriqian, the amount shown represents the value of his 10,586 shares of unvested restricted stock and 98,209 unvested time-based restricted stock units calculated using a per-share value of $1.51, the closing market price of our common stock on the NYSE on December 31, 2009. Messrs. Goodwin, Johnston and Christopher Rising are not entitled to accelerated vesting of unvested restricted stock or restricted stock units per the terms of their respective employment agreements upon termination of their employment in connection with a change in control.

Amounts shown in Column (d) will become payable upon the occurrence of a change in control (without regard to whether the executive incurs a termination of employment) and will not be duplicated in the event that the executive incurs a qualifying termination following a change in control that has previously resulted in acceleration.

(3)	Amount shown in Column (e) represents the amount due to Messrs. Mr. Nelson Rising and Koumriqian for a maximum of up to 18 months for health benefits from termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. We have also included an estimate of the cost of outplacement services for Messrs. Nelson Rising and Koumriqian for a period of up to one year. Messrs. Goodwin, Johnston and Christopher Rising are not entitled to any health benefits coverage or outplacement services per the terms of their employment agreements upon termination of their employment in connection with a change in control.

(4)	Amount shown in Column (f) represents the additional amount estimated to be payable to make Mr. Nelson Rising whole for the federal excise tax on excess parachute payments (including payment of the taxes on the additional amount itself). This excise tax is payable if the value of certain payments that are contingent upon a change in control, referred to as parachute payments, exceeds a safe harbor amount. Mr. Nelson Rising is entitled, under his employment agreement, to be held harmless against this tax if the value of their parachute payments are at least 110% of the safe harbor amount; if that value exceeds the safe harbor amount by a lesser amount, then the parachute payment is to be reduced to the safe harbor amount. However, in this illustration, this reduction of parachute payment does not become applicable. Messrs. Koumriqian, Goodwin, Johnston and Christopher Rising are not entitled to a 280G tax gross upper the terms of their employment agreements as in effect on December 31, 2009 upon termination of their employment in connection with a change in control.

Termination Resulting from Death or Disability—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had terminated on December 31, 2009 as a result of death or disability:

	Cash Lump Sum		Value of Restricted Stock Vesting Acceleration ($)(2)	Value of Employee Benefits ($)(3)(4)	280G Tax Gross Up ($)	Total Value ($)
Name	Multiple of Salary and Bonus ($)(1)	Executive Equity Plan ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Nelson C. Rising	1,700,000	—	1,529,031	521,886	—	3,750,917
Shant Koumriqian	701,250	—	148,296	526,161	—	1,375,707
Robert P. Goodwin	—	—	—	510,000	—	510,000
Peter K. Johnston	—	—	—	510,000	—	510,000
Christopher C. Rising	—	—	—	510,000	—	510,000

(1)	Amount shown in Column (b) for Messrs. Nelson Rising and Koumriqian is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his 2009 annual bonus which was paid in March 2010. Messrs. Goodwin, Johnston and Christopher Rising are not entitled to any salary or bonus payments per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.

(2)	Amount shown in Column (d) for Mr. Nelson Rising represents the value of his 1,012,603 unvested restricted stock units calculated using a per-share value of $1.51, the closing market price of our common stock on the NYSE on December 31, 2009. For Mr. Koumriqian, the amount shown represents the value of his 98,209 unvested time-based restricted stock units calculated using a per-share value of $1.51, the closing market price of our common stock on the NYSE on December 31, 2009. Messrs. Goodwin, Johnston and Christopher Rising are not entitled to accelerated vesting of unvested restricted stock or restricted stock units per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.

(3)	Amount shown in Column (e) represents the amount due to Messrs. Nelson Rising and Koumriqian or each of their respective estates or beneficiaries for health benefits for 12 months from his date of death or disability at the same cost as was in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. Messrs. Goodwin, Johnston and Christopher Rising are not entitled to such payments per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.

(4)	In the event that any named executive officer incurs a termination by reason of his death or disability, the executive or his estate or beneficiaries will be entitled to receive a $510,000 payment from the Prudential Insurance Company of America. As part of the executives’ employee benefits, we pay 100% of the premium for an insurance policy comprised of term life and accidental death and dismemberment that entitles the beneficiary to a payment of two times his annual salary, with a maximum benefit of $510,000. Each of our named executive officers would receive the maximum benefit upon termination by death or disability.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during 2009:

DIRECTOR COMPENSATION

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Jonathan M. Brooks (5)	56,250	—	—	—	—	56,250
Christine N. Garvey	127,201	—	12,826	—	—	140,027
Michael J. Gillfillan (6)	76,671	—	17,260	—	—	93,931
Cyrus S. Hadidi (5)	56,250	—	—	—	—	56,250
Joseph P. Sullivan (6)	72,269	—	17,260	—	—	89,529
George A. Vandeman	160,625	—	12,826	—	—	173,451
Paul M. Watson	139,511	—	12,826	—	—	152,337
David L. Weinstein	100,000	—	12,826	—	—	112,826

(1)	Our Chief Executive Officer, Mr. Nelson Rising, is a member of our board of directors. Mr. Nelson Rising does not receive any additional compensation for his services as a director. All compensation for his services as an employee of our company is shown in the Summary Compensation Table.

(2)	Amounts shown in Column (b) are those earned during 2009 for annual retainer fees, committee fees and/or chair fees. For further information, please see the discussion below under the heading “—Retainers and Fees.”

(3)	We did not grant any stock awards to members of our board of directors during 2009. As of December 31, 2009, our directors held the following number of shares of restricted stock that had not yet vested: Mr. Brooks, none; Ms. Garvey, 667; Mr. Gillfillan, none; Mr. Hadidi, none; Mr. Sullivan, none; Mr. Vandeman, 667; Mr. Watson, 667; and Mr. Weinstein, 667.

(4)	Amounts shown in Column (d) represent the aggregate grant date fair value of stock options granted during 2009 computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 9 to the Consolidated Financial Statements.”

On May 21, 2009, Messrs. Gillfillan and Sullivan each received an award of 7,500 nonqualified stock options upon joining our board of directors that had a grant date fair value of $4,434. Messrs. Gillfillan, Sullivan, Vandeman, Watson and Weinstein and Ms. Garvey each received an annual grant of 45,000 nonqualified stock options upon their re-election to the board of directors on July 23, 2009 with a grant date fair value of $12,826.

As of December 31, 2009, our directors held the following number of outstanding nonqualified stock option awards: Mr. Brooks, none; Ms. Garvey, 57,500; Mr. Gillfillan, 52,500; Mr. Hadidi, none; Mr. Sullivan, 52,500; Mr. Vandeman, 57,500; Mr. Watson, 57,500; and Mr. Weinstein, 57,500.

(5)	Messrs. Brooks and Hadidi did not stand for re-election to the board of directors on July 23, 2009.

(6)	Messrs. Gillfillan and Sullivan joined our board of directors on May 21, 2009.

Retainers and Fees

On July 23, 2009, the board of directors approved certain changes to our director compensation program. This program provides for the following cash fees:

Fee Type (1)	Amount per Year
Retainer	$100,000
Chairman	45,000
Committee Chair:
Audit	35,000
Compensation	25,000
Finance	25,000
Nominating and Corporate Governance	10,000
Committee Member:
Audit	5,000

(1)	Our board members do not receive any additional compensation for attending board or committee meetings.

Prior to these changes, the Chairman of the Board received an additional annual fee of $100,000. Previously, our Nominating and Corporate Governance Committee Chair, Finance Committee Chair or Audit Committee members did not receive an additional annual fee for committee service. Otherwise, the annual fees payable to our non-employee directors were the same as those described above.

On July 23, 2009, the board of directors also adopted the Maguire Properties, Inc. Director Stock Plan, which generally provides, for each calendar year, that each non-employee director may irrevocably elect in advance to apply between 10% and 50% of the total annual compensation otherwise payable to him or her in cash during such calendar year (including any annual retainer fee and compensation for services rendered as a member of a committee of the board of directors or a chair of such committee) towards the purchase of shares of our common stock. During 2009, all of the annual fees described above were paid in cash to our non-employee directors and none of them elected to apply such fees toward the purchase of common stock under this plan.

Equity Awards

The Incentive Award Plan was amended on July 23, 2009 to provide for the following formula grants of nonqualified stock options to non-employee directors as follows:

•

Each individual who first becomes a non-employee director after the date of our 2009 Annual Meeting will be granted a nonqualified stock option to purchase 50,000 shares of our common stock under the Incentive Award Plan on the date on which he or she initially becomes a non-employee director.

•

Commencing as of our 2009 Annual Meeting, each non-employee director will be granted a nonqualified stock option to purchase 45,000 shares of our common stock under the Incentive Award Plan effective immediately following each annual meeting of stockholders, provided that he or she continues to serve as a non-employee director immediately following such annual meeting.

The per share exercise price of each option will be equal to the closing price of a share of our common stock on the date of grant and, subject to the director’s continued service, the option will generally vest in equal annual installments on each of the first three anniversaries of the date of grant. In addition, options granted to non-employee directors become fully vested upon retirement from the board of directors. Vested options can be exercised up to 12 months from the date of death or leaving the board due to permanent and total disability, up to six months from the date of leaving the board for reasons other than death or permanent and total disability, or ten years from the date of grant. In the event of a change in control (as such term is defined in the Incentive

Award Plan), all options will accelerate and become fully exercisable immediately prior to the effective date of such change in control, unless such option has either previously expired or the successor company assumes or substitutes such option. Following such effective date, all options not assumed, substituted for or exercised will expire.

Prior to the July 23, 2009 amendment, the Incentive Award Plan provided for formula grants to non-employee directors as follows:

•

Upon appointment to the board of directors, each non-employee director received a grant of 7,500 nonqualified stock options. The terms of these nonqualified stock options were the same as those described above.

•

Upon election or re-election to the board of directors, each director received an annual grant of 1,000 shares of restricted stock. These restricted stock awards vest in three equal annual installments on each of the first three anniversaries of the date of grant. Any unvested restricted stock awards are forfeited, except in limited circumstances, as determined by the Compensation Committee (including termination of directorship following a change in control) when a director leaves the board for any reason.

Compensation Committee Interlocks and Insider Participation

During 2009, Messrs. Brooks, Sullivan and Vandeman and Ms. Garvey served on the Compensation Committee. Mr. Brooks resigned from the committee on July 23, 2009 when he did not stand for re-election to the board of directors. During 2009, there were no interlocks with other companies requiring disclosure under applicable SEC rules and regulations. None of the members of the Compensation Committee is or has been an officer or employee of our company or any of its subsidiaries.

While the Compensation Committee retains ultimate approval authority for executive compensation, it has delegated the authority to negotiate specific terms of certain executive employment agreements to senior management.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” for information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2009.

Principal Stockholders

The following table sets forth the only persons known to us to be the beneficial owner, or deemed to be the beneficial owner, of more than 5% of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) as of April 23, 2010:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)	Percent of Common Stock and Units (1)
(a)	(b)	(c)	(d)
Robert F. Maguire III (2),(3) 1733 Ocean Avenue Suite 300 Santa Monica, CA 90401	6,548,879	12.00%	11.98%

Appaloosa Partners Inc. (4) c/o Appaloosa Management L.P. 51 John F. Kennedy Parkway Short Hills, NJ 07078	4,300,000	8.96%	7.86%

Balyasny Asset Management LLC (5) 181 West Madison Suite 3600 Chicago, IL 60602	3,119,452	6.50%	5.70%

Scoggin Capital Management, L.P. II (6) 660 Madison Avenue New York, NY 10065	2,765,000	5.76%	5.06%

(1)	Amounts and percentages in this table are based on 48,011,029 shares of our common stock and 6,674,573 Operating Partnership units (other than units held by Maguire Properties, Inc.) outstanding as of April 23, 2010. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis. The total of shares outstanding used in calculating the percentages shown in Columns (c) and (d) for Mr. Maguire assumes that all common stock that he has the right to acquire upon redemption of Operating Partnership units are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.

(2)	Amount shown in Column (b) for Mr. Maguire assumes that he has tendered all of his Operating Partnership units for redemption and that they have been exchanged by us for shares of our common stock at our option.

(3)	Information regarding Mr. Maguire is based solely on a Schedule 13D/A filed by Mr. Maguire with the SEC on April 2, 2010. The Schedule 13D/A indicates that (i) Mr. Maguire holds 3,444,045 Operating Partnership units directly, (ii) 1,772,901 Operating Partnership units are held by three entities that are wholly owned and controlled by Mr. Maguire, and (iii) 1,331,933 additional Operating Partnership units held by three entities that are wholly owned and controlled by Mr. Maguire that are not currently redeemable into common stock. The Schedule 13D/A also indicates that Mr. Maguire has sole voting and dispositive power with respect to all Operating Partnership units reported by him.

The Schedule 13D/A indicates that, with the exception of 220,000 Operating Partnership units, all of the Operating Partnership units beneficially owned by Mr. Maguire are pledged to Wachovia Bank, N.A. as a portion of the collateral securing a personal loan made by Wachovia to Mr. Maguire. The loan matures on July 15, 2011, unless it is retired earlier. If an event of default occurs and is not cured or waived, Wachovia Bank, N.A. could foreclose on its collateral, including the Operating Partnership units that are pledged.

(4)

Information regarding Appaloosa Investment Limited Partnership I (“Appaloosa”), Palomino Fund Ltd. (“Palomino”), Thoroughbred Fund L.P. (“Thoroughbred”), Thoroughbred Master Ltd. (“Thoroughbred Master”), Appaloosa Management, L.P. (“Appaloosa Management”), Appaloosa Partners, Inc. (“Appaloosa Partners”) and David A. Tepper is based solely on a Schedule 13G/A filed with the SEC on February 12, 2010. The Schedule 13G/A indicates that (i) Appaloosa had shared voting and dispositive power with respect to 1,397,499 shares of our common stock and no sole voting or dispositive power; (ii) Palomino had shared voting and dispositive power with respect to 2,042,500 shares of our common stock and no sole voting or dispositive power; (iii) Thoroughbred had shared voting and dispositive power with respect to 420,711 shares of our common stock and no sole voting or dispositive power; (iv) Thoroughbred Master had shared voting and dispositive power with respect to 439,290 shares of our common stock and no sole voting or dispositive power; (v) Appaloosa Management had shared voting and dispositive power with respect to 4,300,000 shares of our common stock and no sole voting or dispositive power; (vi) Appaloosa Partners had shared voting and dispositive power with respect to 4,300,000 shares of our common stock and no sole voting or dispositive power; and (vii) Mr. Tepper had shared voting and dispositive power with respect to 4,300,000 shares of our common stock and no sole voting or dispositive power.

The Schedule 13G/A indicates that Mr. Tepper is the sole stockholder and the President of Appaloosa Partners. Appaloosa Partners is the general partner of, and Mr. Tepper owns a majority of the limited partnership interest in, Appaloosa Management. Appaloosa Management is the general partner of Appaloosa and Thoroughbred, and acts as investment advisor to Palomino and Thoroughbred Master.

(5)	Information regarding Atlas Master Fund, Ltd. (“AMF”), Atlas Global, LLC. (“AG”), Atlas Global Investments, Ltd. (“AGI”), Atlas Institutional Fund, Ltd. (“AIF Ltd”), Atlas Institutional Fund, LLC (“AIF LLC”), Atlas Financial Master Fund, Ltd. (“AFF Master”), Atlas Financial Fund, LLC (“AFF LLC”), Atlas Fundamental Trading Master Fund Ltd. (“AFT Master”), Atlas Fundamental Trading Fund, L.P. (“AFT LP”), Atlas Fundamental Trading Fund, Ltd. (“AFT Ltd”), Atlas Fundamental Leveraged Trading Fund, L.P. (“AFTL”), Atlas Leveraged Fund, L.P. (“ALF”), Balamat Cayman Fund Limited (“BCF1”), Balyasny Dedicated Investor Master Fund, Ltd. (“BDI Master”), Balyasny Dedicated Investor Offshore Fund, Ltd. (“BDI Ltd”), Balyasny Dedicated Investor Onshore Fund, L.P. (“BDI LP”), Balyasny Asset Management L.P. (“BAM”) and Dmitry Balyasny is based solely on a Schedule 13G/A filed with the SEC on February 16, 2010. The Schedule 13G/A indicates that (i) AMF, AG, AGI, AIF Ltd and AIF LLC had sole voting and dispositive power with respect to 519,000 shares of our common stock and no shared voting or dispositive power; (ii) AFF Master and AFF LLC had sole voting and dispositive power with respect to 1,375,152 shares of our common stock and no shared voting or dispositive power; (iii) AFT Master, AFT LP and AFT Ltd had sole voting and dispositive power with respect to 483,900 shares of our common stock and no shared voting or dispositive power; (iv) AFTL had sole voting and dispositive power with respect to 73,700 shares of our common stock and no shared voting and dispositive power; (v) ALF had sole voting and dispositive power with respect to 137,100 shares of our common stock and no shared voting and dispositive power; (vi) BCF1 had sole voting and dispositive power with respect to 115,600 shares of our common stock and no shared voting and dispositive power; (vii) BDI Master, BDI Ltd and BDI LP had sole voting and dispositive power with respect to 415,000 shares of our common stock and no shared voting or dispositive power; (viii) BAM had sole dispositive power with respect to 3,119,452 shares of our common stock and no sole or shared voting power or no shared dispositive power; and (ix) Mr. Balyasny had sole voting and dispositive power with respect to 3,119,452 shares of our common stock and no shared voting or dispositive power.

The Schedule 13G/A indicates that BAM is the investment manager to each of AMF, AG, AGI, AIF Ltd, AIF LLC, AFF Master, AFF LLC, AFT Master, AFT LP, AFT Ltd, AFTL, ALF, BCF1, BDI Master, BDI Ltd, and BDI LP and may be deemed to beneficially own the 3,119,452 shares of our common stock beneficially owned by the companies listed above. Mr. Balyasny is the sole managing member of the general partner of BAM. Mr. Balyasny may be deemed to beneficially own the 3,119,452 shares of our common stock beneficially owned by BAM. The principal address for AMF, AGI, AIF Ltd, AFF Master, AMF, AFT Master, AFT Ltd, BDI Master and BDI Ltd is c/o Walkers SPV Limited, Walker House, P.O. Box 908 GT, George Town, Grand Cayman, Cayman Islands, British West Indies. The principal address for BCF1 is c/o Citi Hedge Fund Services (Cayman), Ltd., P.O. Box 10293, 5th Floor, Cayman Corporate Centre, 27 Hospital Road, Georgetown, Grand Cayman KY1-1003, Cayman Islands, British West Indies.

(6)	Information regarding Scoggin Capital Management II LLC (“Scoggin Capital”), Scoggin International Fund, Ltd. (“Scoggin International”), Scoggin Worldwide Fund, Ltd. (“Scoggin Worldwide”), Old Bell Associates LLC (“Old Bell”), A. Dev Chodry, Scoggin, LLC, Craig Effron and Curtis Schenker is based solely on a Schedule 13G/A filed with the SEC on April 1, 2010. The Schedule 13G/A indicates that (i) Scoggin Capital had sole voting and dispositive power with respect to 1,000,000 shares of our common stock and no shared voting or dispositive power; (ii) Scoggin International had sole voting and dispositive power with respect to 1,440,000 shares of our common stock and no shared voting or dispositive power; (iii) Scoggin Worldwide had sole voting and dispositive power with respect to 120,000 shares of our common stock and no shared voting or dispositive power; (iv) Scoggin, LLC had sole voting and dispositive power with respect to 2,440,000 shares of our common stock and shared voting and dispositive power with respect to 80,000 shares of our common stock; (v) Mr. Effron had sole voting and dispositive power with respect to 125,000 shares of our common stock and shared voting and dispositive power with respect to 2,640,000 shares of our common stock; (vi) Mr. Schenker had sole voting and dispositive power with respect to 17,500 shares of our common stock and shared voting and dispositive power with respect to 2,640,000 shares of our common stock; and (vii) Old Bell and Mr. Chodry each had shared voting and dispositive power with respect to 120,000 shares of our common stock and no sole voting or dispositive power.

The Schedule 13G/A indicates that the investment manager of Scoggin Capital and Scoggin International is Scoggin LLC. and that Messrs. Effron and Schenker are the managing members of Scoggin LLC. The Schedule 13G/A indicates that Old Bellows Partners LP is the investment manager of Scoggin Worldwide and that Old Bell is the general partner of Old Bellows Partners LP. Mr. Chodry is a principal of Old Bellow Partners LP, and Scoggin, LLC is also a principal of Old Bellows Partners LP and serves as investment sub-manager for equity and event-driven investing for Scoggin Worldwide. The principal address for Scoggin International and Scoggin Worldwide is c/o Mourant Cayman Nominees, Ltd., Third Floor, Harbour Centre, P.O. Box 1348, Grand Cayman KY1-1108, Cayman Islands.

Security Ownership of our Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) of (1) our current directors, (2) our current Chief Executive and Chief Financial Officers, (3) each of our three other most highly compensated executives, other than our Chief Executive and Chief Financial Officers, as of December 31, 2009, and (4) our current directors and our executive officers listed in Item 10. “Directors, Executive Officers and Corporate Governance” as a group, in each case as of April 23, 2010. In preparing this information, we relied solely upon information provided to us by our directors and current executive officers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock (3)	Percent of Common Stock and Units (3)
(a)	(b)	(c)	(d)
Nelson C. Rising (4)	—	*	*
Shant Koumriqian (5)	48,608	*	*
Robert P. Goodwin (6)	30,263	*	*
Peter K. Johnston (7)	10,790	*	*
Christopher C. Rising (8)	—	*	*
Christine N. Garvey (9)	10,627	*	*
Michael J. Gillfillan (10)	2,500	*	*
Joseph P. Sullivan (10)	2,500	*	*
George A. Vandeman (11)	7,667	*	*
Paul M. Watson (12)	5,167	*	*
David L. Weinstein (12)	5,167	*	*
All directors and executive officers as a group (15 persons) (13)	181,796	*	*

*	Less than 1.0%.

(1)	The address for each listed beneficial owner is c/o Maguire Properties, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, CA 90071.

(2)	Unless otherwise indicated, each person is the direct owner of and has sole voting and dispositive power with respect to such common stock and Operating Partnership units, with the exception of restricted stock as to which the person has sole voting but no dispositive power. Amounts and percentages in this table are based on 48,011,029 shares of our common stock and 6,674,573 Operating Partnership units (other than units held by Maguire Properties, Inc.) outstanding as of April 23, 2010. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis.

(3)	The total number of shares outstanding used in calculating the percentages shown in Columns (c) and (d) assumes that all common stock that each person has the right to acquire upon redemption of Operating Partnership units or exercise of stock options within 60 days of April 23, 2010 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.

(4)	Excludes 1,500,000 restricted stock units, of which 635,342 units will be vested within 60 days of April 23, 2010. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the fifth anniversary of the date of grant (May 17, 2013), the date of the occurrence of a change in control or the date of Mr. Nelson Rising’s separation from service for any reason.

(5)	Includes (i) 38,022 shares of common stock held directly and (ii) 10,586 restricted shares of common stock held directly. Excludes 113,556 restricted stock units, of which 34,924 units will be vested within 60 days of April 23, 2010. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the fifth anniversary of the date of grant (October 2, 2013 with respect to 61,556 restricted stock units and March 12, 2014 with respect to 52,000 restricted stock units), the date of the occurrence of a change in control or the date of Mr. Koumriqian’s separation from service for any reason.

(6)	Includes 30,263 shares of common stock held directly. Excludes 79,250 restricted stock units, of which 27,575 units will be vested within 60 days of April 23, 2010. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the fifth anniversary of the date of grant October 2, 2013), the date of the occurrence of a change in control or the date of Mr. Goodwin’s separation from service for any reason.

(7)	Includes 10,790 shares of common stock held directly.

(8)	Excludes 79,250 restricted stock units, of which 33,567 units will be vested within 60 days of April 23, 2010. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the fifth anniversary of the date of grant (May 17, 2013), the date of the occurrence of a change in control or the date of Mr. Christopher Rising’s separation from service for any reason.

(9)	Includes (i) 4,460 shares of common stock held indirectly, (ii) 1,333 shares of common stock held directly, (iii) 667 restricted shares of common stock held directly and (iv) 4,167 shares of common stock issuable upon exercise of stock options.

(10)	Includes 2,500 shares of common stock issuable upon exercise of stock options.

(11)	Includes (i) 333 shares of common stock held directly, (ii) 667 restricted shares of common stock held directly and (ii) 6,667 shares of common stock issuable upon exercise of stock options.

(12)	Includes (i) 333 shares of common stock held directly, (ii) 667 restricted shares of common stock held directly and (ii) 4,167 shares of common stock issuable upon exercise of stock options.

(13)	Excludes 1,895,917 restricted stock units, of which 774,505 units will be vested within 60 days of April 23, 2010. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the fifth anniversary of the date of grant, the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Employment Agreement of Mr. Christopher Rising

Mr. Christopher Rising, one of our Senior Vice Presidents, is Mr. Nelson Rising’s son. For a description of Mr. Christopher Rising’s employment agreement, see Item 11 “Executive Compensation—Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables—Employment Agreements.”

Tax Indemnity

At the time of our initial public offering, we entered into a tax indemnification agreement with Maguire Partners–Master Investments, LLC (“Master Investments”), an entity in which Mr. Rising had a minority interest as a result of his prior position as a Senior Partner with Maguire Thomas Partners from 1984 to 1994. Mr. Rising had no involvement with our approval of the tax indemnification agreement with Master Investments or our initial public offering. In December 2009, Mr. Rising sold his ownership interest in Master Investments to Master Investments for de minimis cash consideration. As a result of this transaction, Mr. Rising no longer has an economic interest in the common units of our Operating Partnership held by Master Investments and is no longer entitled to any payments under the tax indemnification agreement with Master Investments.

Consulting Agreement with our Former Executive Vice President, Investments

On August 18, 2009, we entered into a consulting agreement with Mark T. Lammas, our former Executive Vice President, Investments, for the period from September 1, 2009 to February 28, 2010. We paid Mr. Lammas a total of $207,500 for consulting services under this agreement.

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

In accordance with NYSE rules and our corporate governance guidelines, the board of directors in June 2009 affirmatively determined that each of the following directors is independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Christine N. Garvey

Michael J. Gillfillan

Joseph P. Sullivan

George A. Vandeman

Paul M. Watson

David L. Weinstein

The persons listed above include all of our current directors, other than Mr. Nelson Rising, our President and Chief Executive Officer.

Messrs. Jonathan M. Brooks and Cyrus S. Hadidi served on our board of directors from January 1, 2009 through the date of our Annual Meeting on July 23, 2009. Each of Messrs. Brooks and Hadidi was also affirmatively determined by the board of directors in June 2009 to be independent within the meaning of both our and the NYSE’s director independence standards.

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

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP related to 2009 and 2008:

	For the Year Ended December 31,
	2009	2008
Audit fees (1)	$1,205,000	$1,314,000
Audit-related fees (2)	374,000	374,000
Tax fees (3)	—	—
All other fees	—	—

	$1,579,000	$1,688,000

(1)	Audit fees consist of fees for professional services provided in connection with the audits of our annual consolidated financial statements and internal control over financial reporting, the performance of interim reviews of our quarterly unaudited financial information and consents.

(2)	Audit-related fees consist of fees for agreed-upon procedures and stand-alone audits for certain of our properties.

(3)	We did not engage KPMG LLP for tax services during any year.

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

During 2009 and 2008, all audit services provided to us by KPMG LLP were pre-approved by the Audit Committee, and no non-audit services were performed for us by KPMG LLP.

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

3.	Exhibits (listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Articles of Amendment and Restatement of Maguire Properties, Inc.	10-Q	001-31717	3.1	August 13, 2003

3.2	Articles Supplementary of Maguire Properties, Inc.	10-K	001-31717	3.2	March 31, 2010

3.3	Third Amended and Restated Bylaws of Maguire Properties, Inc. dated October 30, 2009	8-K	001-31717	3.1	November 2, 2009

4.1	Form of Certificate of Common Stock of Maguire Properties, Inc.	10-Q	001-31717	4.1	August 11, 2008

4.2	Form of Certificate of Series A Preferred Stock of Maguire Properties, Inc.	10-Q	001-31717	4.2	August 11, 2008

10.1	Form of Indemnification Agreement	10-Q	001-31717	10.1	August 11, 2008

10.2	Employment Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.1	May 19, 2008

10.3	Amended and Restated Employment Agreement, effective as of March 12, 2009, between Maguire Properties, Inc., Maguire Properties, L.P. and Shant Koumriqian	10-K	001-31717	10.3	March 16, 2009

10.4	Amended and Restated Employment Terms, effective as of December 31, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Robert P. Goodwin	10-K	001-31717	10.7	March 16, 2009

10.5	Amended and Restated Employment Terms, effective as of December 31, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Peter K. Johnston	10-K	001-31717	10.8	March 16, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6	Employment Letter, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Christopher C. Rising	8-K	001-31717	10.8	May 19, 2008

10.7	Separation Agreement, dated as of May 17, 2008, among Maguire Properties, Inc., Maguire Properties, L.P. and Robert F. Maguire III	8-K	001-31717	10.10	May 19, 2008

10.8	Consulting Agreement, dated as of May 17, 2008, among Robert F. Maguire III, Maguire Properties, Inc. and Maguire Properties, L.P.	8-K	001-31717	10.11	May 19, 2008

10.9	Amended and Restated Employment Agreement, effective as of December 31, 2008 between Maguire Properties, Inc., Maguire Properties, L.P. and Mark Lammas	8-K	001-31717	99.2	January 6, 2009

10.10	Consulting Services Agreement dated August 18, 2009 by and between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas	8-K	001-31717	10.1	August 21, 2009

10.11	Separation Agreement dated August 18, 2009 by and between Maguire Properties, Inc., Maguire Properties, L.P. and Mark T. Lammas	8-K	001-31717	10.2	August 21, 2009

10.12	Second Amended and Restated 2003 Incentive Award Plan of Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.13	First Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	10.2	July 27, 2009

10.14	Maguire Properties, Inc., Maguire Properties Services, Inc. and Maguire Properties, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

10.15	Maguire Properties, Inc. Director Stock Plan	8-K	001-31717	10.1	July 27, 2009

10.16	Performance Award Agreement form for grants to the Company’s named executive officers	8-K	001-31717	99.1	April 28, 2005

10.17	Time-Based Restricted Stock Units Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.2	May 19, 2008

10.18	Performance-Based Restricted Stock Units Agreement, effective as of May 17, 2008, between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.3	May 19, 2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.19	First Amendment to Performance-Based Restricted Stock Units Agreement, dated October 1, 2009, by and between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	99.1	October 2, 2009

10.20	Form of Dividend Equivalents Agreement for Ordinary Quarterly Cash Dividends Pursuant to Time-Based Restricted Stock Units Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.4	May 19, 2008

10.21	Form of Dividend Equivalents Agreement for Ordinary Quarterly Cash Dividends Pursuant to Performance-Based Restricted Stock Units Agreement between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	10.5	May 19, 2008

10.22	First Amendment to Dividend Equivalents Agreement for Ordinary Quarterly Cash Dividends Pursuant to Performance-Based Restricted Stock Units Agreement, dated October 1, 2009, by and between Maguire Properties, Inc., Maguire Properties, L.P. and Nelson C. Rising	8-K	001-31717	99.2	October 2, 2009

10.23	Form of Time-Based Restricted Stock Units Agreement for grants to the Company’s named executive officers	10-K	001-31717	10.22	March 16, 2009

10.24	Form of Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.	S-11/A	333-111577	10.2	January 14, 2004

10.25	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and Maguire Properties, L.P., dated as of November 11, 2002, as amended effective May 31, 2003	10-K	001-31717	10.25	March 31, 2010

10.26	Exhibit G to Contribution Agreement between Maguire Partners - Master Investments, LLC and Maguire Properties, L.P., dated as of November 5, 2002, as amended effective May 31, 2003	10-K	001-31717	10.26	March 31, 2010

10.27	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and Maguire Properties, L.P., dated as of November 7, 2002, as amended effective May 31, 2003	10-K	001-31717	10.27	March 31, 2010

10.28	Registration Rights Agreement, dated as of June 27, 2003, among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein	10-Q	001-31717	10.2	August 13, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.29	Air Space Lease between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November 1997 and Estoppel Certificate, Consent and Amendment dated March 2001	S-11/A	333-101170	10.23	February 5, 2003

10.30	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments, dated September 13, 1985 and December 29, 1989	8-K	001-31717	99.5	November 20, 2003

10.31	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, between Macquarie Office II LLC and Maguire Properties, L.P.	8-K	001-31717	10.1	January 11, 2006

10.32	Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC by and among Maguire MO Manager, LLC, Macquarie Office II LLC, Maguire Properties, L.P. and Maguire Macquarie Management, LLC, dated as of November 30, 2007	10-K	001-31717	10.32	March 31, 2010

10.33	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of February 9, 2010	10-K	001-31717	10.33	March 31, 2010

10.34	Right of First Opportunity Agreement, dated as of January 5, 2006, between Macquarie Office Management Limited and Maguire Properties, L.P.	8-K	001-31717	10.8	January 11, 2006

10.35	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-Q/A	001-31717	99.3	September 28, 2007

10.36	Loan Agreement, dated as of April 24, 2007, between Maguire Properties - Two Cal Plaza, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.6	September 28, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.37	Loan Agreement, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.1	August 11, 2006

10.38	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

10.39	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties - 555 W. Fifth, LLC, Maguire Properties - 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.40	Guaranty Agreement, dated as of August 7, 2006, by Maguire Properties, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.41	Loan Agreement, dated as of September 12, 2007, between Maguire Properties - 355 S. Grand, LLC, as Borrower, and Eurohypo AG, New York Branch, as Lender	10-Q	001-31717	99.1	November 9, 2007

10.42	Loan Agreement, dated as of March 15, 2005, between Maguire Properties - Pacific Arts Plaza, LLC and Bank of America, N.A.	10-Q	001-31717	99.9	May 10, 2005

10.43	Promissory Note, dated as of March 15, 2005, between Maguire Properties - Pacific Arts Plaza, LLC and Bank of America, N.A.	10-Q	001-31717	99.10	May 10, 2005

10.44	Loan Agreement, dated as of October 10, 2006, between Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.1	October 16, 2006

10.45	Promissory Note, dated as of October 10, 2006, between Maguire Properties - 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

10.46	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 26, 2003, among Library Square Associates, LLC, as Borrower, Commonwealth Title Company, as Trustee, and Greenwich Financial Products, Inc., as Lender	10-Q	001-31717	10.8	August 13, 2003

10.47	Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.1	May 12, 2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.48	Senior Mezzanine Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers Senior Mezzanine, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.2	May 12, 2008

10.49	Junior Mezzanine Loan Agreement, dated as of April 21, 2008, between Maguire Properties - Griffin Towers Junior Mezzanine, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.3	May 12, 2008

10.50	Master Repurchase Agreement, dated as of April 21, 2008, between Maguire Properties - Holdings V, LLC, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer	10-Q	001-31717	99.4	May 12, 2008

10.51	Loan Agreement, dated as of April 24, 2007, between Maguire Properties - 550 South Hope, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.4	September 28, 2007

10.52	Loan Agreement between Maguire Partners-Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of September 29, 2008	10-Q	001-31717	99.1	November 10, 2008

10.53	Lease Reserve and Interest Carry Guarantee made by Maguire Properties, L.P. in favor of Eurohypo AG, New York Branch, dated as of September 29, 2008	10-Q	001-31717	99.2	November 10, 2008

10.54	Amendment to Loan Agreement and Reaffirmation of Loan Documents between Maguire Partners-Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of August 4, 2009	10-Q	001-31717	10.1	August 10, 2009

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	10-K	001-31717	12.1	March 31, 2010

21.1	List of Subsidiaries of the Registrant as of December 31, 2009	10-K	001-31717	21.1	March 31, 2010

23.1*	Consent of Independent Registered Public Accounting Firm

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer dated April 30, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated April 30, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated April 30, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

Date: As of April 30, 2010

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

Date: As of	April 30, 2010	By:	/s/ NELSON C. RISING

Nelson C. Rising President and Chief Executive Officer (Principal executive officer)

	April 30, 2010	By:	/s/ SHANT KOUMRIQIAN

Shant Koumriqian Executive Vice President, Chief Financial Officer (Principal financial officer)

	April 30, 2010	By:	/s/ PAUL M. WATSON

Paul M. Watson Chairman of the Board

	April 30, 2010	By:	/s/ CHRISTINE N. GARVEY

Christine N. Garvey Director

	April 30, 2010	By:	/s/ MICHAEL J. GILLFILLAN

Michael J. Gillfillan Director

April 30, 2010	By:	/s/ JOSEPH P. SULLIVAN

Joseph P. Sullivan Director

April 30, 2010	By:	/s/ GEORGE A. VANDEMAN

George A. Vandeman Director

April 30, 2010	By:	/s/ DAVID L. WEINSTEIN

David L. Weinstein Director