Form 10-Q
period 2010-05-17
MPG Office Trust, Inc.
filed 2010-05-17
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

Commission File Number: 001-31717 MPG OFFICE TRUST, INC. (Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 South Grand Avenue Suite 3300 Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 626-3300 (Registrant’s telephone number, including area code) MAGUIRE PROPERTIES, INC. (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding as of May 14, 2010 48,011,029 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments in real estate:
Land	$408,481	$461,129
Acquired ground leases	55,801	55,801
Buildings and improvements	2,682,922	2,801,409
Land held for development and construction in progress	186,046	184,627
Tenant improvements	316,082	329,713
Furniture, fixtures and equipment	19,584	19,519
	3,668,916	3,852,198
Less: accumulated depreciation	(655,892)	(659,753)
Investments in real estate, net	3,013,024	3,192,445

Cash and cash equivalents	91,235	90,982
Restricted cash	138,044	151,736
Rents and other receivables, net	8,399	6,589
Deferred rents	66,606	68,709
Due from affiliates	1,505	2,359
Deferred leasing costs and value of in-place leases, net	104,742	114,875
Deferred loan costs, net	17,772	20,077
Acquired above-market leases, net	7,248	8,160
Other assets	16,644	11,727
Assets associated with real estate held for sale	52,099	—
Total assets	$3,517,318	$3,667,659

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other loans	$4,035,451	$4,248,975
Accounts payable and other liabilities	189,688	195,441
Capital leases payable	2,271	2,611
Acquired below-market leases, net	67,815	77,609
Obligations associated with real estate held for sale	52,656	—
Total liabilities	4,347,881	4,524,636

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,017,200 and 47,964,605 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	480	480
Additional paid-in capital	702,763	701,781
Accumulated deficit and dividends	(1,397,328)	(1,420,092)
Accumulated other comprehensive loss, net	(36,727)	(36,289)
Total stockholders’ deficit	(730,712)	(754,020)
Noncontrolling Interests:
Common units of our Operating Partnership	(99,851)	(102,957)
Total deficit	(830,563)	(856,977)
Total liabilities and deficit	$3,517,318	$3,667,659

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Revenue:
Rental	$68,227	$67,394
Tenant reimbursements	25,107	26,868
Hotel operations	5,237	4,994
Parking	11,697	11,593
Management, leasing and development services	961	2,030
Interest and other	292	778
Total revenue	111,521	113,657

Expenses:
Rental property operating and maintenance	24,195	24,913
Hotel operating and maintenance	3,747	3,449
Real estate taxes	9,114	10,352
Parking	3,067	3,557
General and administrative	7,607	8,264
Other expense	1,439	1,504
Depreciation and amortization	33,702	36,980
Interest	66,710	71,613
Total expenses	149,581	160,632

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(38,060)	(46,975)
Equity in net loss of unconsolidated joint venture	201	(1,739)
Gain on sale of real estate	16,591	20,350
Loss from continuing operations	(21,268)	(28,364)

Discontinued Operations:
Loss from discontinued operations before gain on settlement of debt and gain on sale of real estate	(1,923)	(30,426)
Gain on settlement of debt	49,121	—
Gain on sale of real estate	—	2,170
Income (loss) from discontinued operations	47,198	(28,256)

Net income (loss)	25,930	(56,620)
Net (income) loss attributable to common units of our Operating Partnership	(2,584)	7,496

Net income (loss) attributable to MPG Office Trust, Inc.	23,346	(49,124)
Preferred stock dividends	(4,766)	(4,766)

Net income (loss) available to common stockholders	$18,580	$(53,890)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.47)	$(0.61)
Income (loss) from discontinued operations	0.85	(0.52)
Net income (loss) available to common stockholders per share	$0.38	$(1.13)
Weighted average number of common shares outstanding	48,534,283	47,788,028

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(18,089)	$(24,319)
Income (loss) from discontinued operations	41,435	(24,805)
	$23,346	$(49,124)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss):	$25,930	$(56,620)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	(201)	1,739
Operating distributions received from unconsolidated joint venture, net	—	439
Depreciation and amortization	35,064	45,610
Impairment of long-lived assets	—	23,500
Gains on sale of real estate	(16,591)	(22,520)
Loss from early extinguishment of debt	379	211
Gain on settlement of debt	(49,121)	—
Deferred rent expense	511	511
Provision for doubtful accounts	221	1,303
Revenue recognized related to below-market
leases, net of acquired above-market leases	(4,579)	(5,057)
Deferred rental revenue	(2,761)	(4,094)
Compensation cost for share-based awards, net	945	1,500
Amortization of deferred loan costs	2,035	2,259
Unrealized loss on forward-starting interest rate swap	—	15,255
Changes in assets and liabilities:
Rents and other receivables	(1,680)	299
Due from affiliates	854	(821)
Deferred leasing costs	(1,787)	(5,995)
Other assets	(5,464)	(7,151)
Accounts payable and other liabilities	16,681	1,378
Net cash provided by (used in) operating activities	436	(8,254)

Cash flows from investing activities:
Proceeds from dispositions of real estate, net	106,885	1,833
Expenditures for improvements to real estate	(6,398)	(22,455)
Decrease in restricted cash	13,121	9,278
Net cash provided by (used in) investing activities	113,608	(11,344)

Cash flows from financing activities:
Proceeds from:
Construction loans	1,632	10,794
Mortgage loans	—	1,187
Principal payments on:
Construction loans	(17,633)	(3,499)
Unsecured term loan	(171)	(1,294)
Mortgage loans	(97,279)	(646)
Capital leases	(340)	(516)
Other financing activities	—	69
Net cash (used in) provided by financing activities	(113,791)	6,095
Net change in cash and cash equivalents	253	(13,503)
Cash and cash equivalents at beginning of period	90,982	80,502
Cash and cash equivalents at end of period	$91,235	$66,999

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$47,291	$62,780

Supplemental disclosure of non-cash investing and financing activities:
Debt forgiven by lender	$49,121	$—
Increase in fair value of interest rate swaps and caps	392	3,368
Buyer assumption of mortgage loans secured by properties disposed of	—	20,000
Accrual for real estate improvements and
purchases of furniture, fixtures, and equipment	2,024	7,536

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. (formerly known as Maguire Properties, Inc.) Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower properties, whose mortgage loans are in default as of the date of this report.  When discussing property statistics such as square footage and leased percentages, the term “Properties in Default” also includes Quintana Campus (a joint venture property in which we have a 20% interest), whose mortgage loan is in default as of the date of this report.

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

Through our controlling interest in MPG Office Trust, L.P. (formerly known as Maguire Properties, L.P.) (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 87.8% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado.  These locales primarily consist of office properties, parking garages, a retail property and a hotel.

As of March 31, 2010, our Operating Partnership indirectly owns whole or partial interests in 29 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group (as successor to Macquarie Office Trust), our Operating Partnership’s share of the Total Portfolio is 13.5 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”).  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our property statistics as of March 31, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	17	26	10,155,902	6,205,406	19,125	10,155,902	6,205,406	19,125
Properties in Default	7	27	2,942,924	2,727,880	9,973	2,611,248	2,403,240	8,543
Unconsolidated joint venture	5	16	3,466,866	1,865,448	5,561	693,373	373,090	1,112
	29	69	16,565,692	10,798,734	34,659	13,460,523	8,981,736	28,780

Percentage Leased
Excluding Properties in Default			83.8%			83.4%
Properties in Default			72.8%			72.8%
Including Properties in Default			81.0%			81.3%

As of March 31, 2010, the majority of our Total Portfolio is located in eight Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the John Wayne Airport, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).  We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with GAAP applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of MPG Office Trust, Inc., our Operating Partnership and the subsidiaries of our Operating Partnership as of and for the periods presented have been included.  Our results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met.  At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet.  We cease recording depreciation and amortization expense at the time a property is classified as held for sale.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of March 31, 2010, our Mission City Corporate Center property was classified as held for sale.  The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale.  Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of March 31, 2010 and December 31, 2009 and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented.  The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon ultimate disposition of each property.

MPG OFFICE TRUST, INC.

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

The balance sheet data as of December 31, 2009 has been derived from our audited financial statements; however, the accompanying notes to the consolidated financial statements do not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 30, 2010.

Note 3—Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs.  In 2009, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses.  During 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs.  Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly.  We are also working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, recourse obligations and leasing costs.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries are currently in default under six commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.5 million square feet (Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower).  As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts.  As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.  There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure and a short sale.  We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of reaching a cooperative resolution for each asset quickly.  We remain the title holder on each of these assets as of March 31, 2010.

During the first quarter of 2010, we disposed of Griffin Towers and 2385 Northside Drive, comprising a combined 0.6 million square feet of office space.  While these transactions generated no net proceeds for us, they resulted in the elimination of $162.6 million of debt maturing in the next several years and the elimination of a $4.0 million repayment guaranty on our 2385 Northside Drive construction loan.  With respect to the remainder of 2010, we are actively marketing several non-core assets, some of which may be disposed of at or below the debt and others which may potentially generate net proceeds.  Our ability to dispose of these assets is impacted by a number of factors.  Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.  In light of current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2010, we had $4.1 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default.  Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities.  During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default.  During the three months ended March 31, 2010, we made debt service payments totaling $47.3 million (including payments funded from reserves), none of which related to Properties in Default.

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

Note 4—Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	March 31, 2010	December 31, 2009
Land held for development	$152,238	$151,889
Construction in progress	33,808	32,738
	$186,046	$184,627

In September 2009, we completed construction at 207 Goode, an eight-story, 188,000 square foot office building located in Glendale, California and received a certificate of occupancy.  We are currently marketing this asset for sale.

We also own undeveloped land that we believe can support up to approximately 5 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on our 2600 Michelson and Pacific Arts Plaza properties, which are in default.

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Interest expense	$1.1	$2.1
Indirect project costs	0.2	0.4
	$1.3	$2.5

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $3.0 million and $3.4 million as of March 31, 2010 and December 31, 2009, respectively.  For the three months ended March 31, 2010 and 2009, we recorded a provision for doubtful accounts of $0.2 million and $1.3 million, respectively.

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Acquired above-market leases
Gross amount	$39,771	$40,236
Accumulated amortization	(32,523)	(32,076)
	$7,248	$8,160

Acquired in-place leases
Gross amount	$137,871	$150,535
Accumulated amortization	(104,889)	(112,020)
	$32,982	$38,515

Acquired below-market leases
Gross amount	$(180,200)	$(192,307)
Accumulated amortization	112,385	114,698
	$(67,815)	$(77,609)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $4.3 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively.  Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.3 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations was $2.8 million and $4.7 million for the three months ended March 31, 2010 and 2009, respectively.  Amortization related to discontinued operations was $0.2 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-place Leases	Acquired Below- Market Leases
2010	$2,194	$7,368	$(14,589)
2011	2,104	7,498	(16,048)
2012	1,914	5,832	(13,437)
2013	928	4,510	(8,303)
2014	39	2,920	(5,172)
Thereafter	69	4,854	(10,266)
	$7,248	$32,982	$(67,815)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

See Note 13 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

Note 7—Investment in Unconsolidated Joint Venture

We own a 20% interest in our joint venture with Charter Hall Group which owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Quintana Campus, Cerritos Corporate Center and Stadium Gateway.  We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture. See Note 19 “Related Party Transactions” for a summary of income earned from the joint venture.

Balance Sheet Information

The joint venture’s condensed balance sheets are as follows (in thousands):

	March 31, 2010	December 31, 2009
Assets
Investments in real estate	$1,049,896	$1,048,502
Less: accumulated depreciation	(148,632)	(141,230)
Investments in real estate, net	901,264	907,272
Cash and cash equivalents, including restricted cash	21,882	21,415
Rents, deferred rents and other receivables, net	20,535	17,995
Deferred charges, net	31,809	33,953
Other assets	4,697	3,928
Total assets	$980,187	$984,563

Liabilities and Members’ Equity
Mortgage loans	$803,317	$804,110
Accounts payable, accrued interest payable and other liabilities	29,297	26,426
Acquired below-market leases, net	3,980	4,378
Total liabilities	836,594	834,914
Members’ equity	143,593	149,649
Total liabilities and members’ equity	$980,187	$984,563

During 2009, the joint venture defaulted on its $106.0 million mortgage loan encumbering the Quintana Campus by failing to make the required debt service payments.  Through the date of this report, the joint venture has not made 12 debt service payments.  As of March 31, 2010, the amount of unpaid interest on this loan totals $5.3 million.  In November 2009, the property was placed into receivership.  The Quintana Campus mortgage loan is not cross-collateralized or cross-defaulted with any other debt owed by Charter Hall Group or MPG Office Trust, Inc.

The weighted average interest rate on the joint venture’s mortgage loans was 5.27% as of both March 31, 2010 and December 31, 2009.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Statement of Operations Information

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenue:
Rental	$19,699	$20,389
Tenant reimbursements	5,443	6,439
Parking	1,488	2,035
Interest and other	6	27
Total revenue	26,636	28,890

Expenses:
Rental property operating and maintenance	6,391	6,305
Real estate taxes	3,470	3,441
Parking	364	422
Depreciation and amortization	9,490	16,560
Interest	10,723	10,809
Other	1,263	1,247
Total expenses	31,701	38,784

Net loss	$(5,065)	$(9,894)

Company share	$(1,013)	$(1,979)
Intercompany eliminations	252	240
Unallocated losses	962	—
Equity in net loss of unconsolidated joint venture	$201	$(1,739)

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments–Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General.  As a result, during the three months ended March 31, 2010, we did not record losses totaling $1.0 million as part of our equity in net loss of unconsolidated joint venture in our consolidated statement of operations because our basis in the joint venture has been reduced to zero.  As of March 31, 2010, the cumulative unallocated losses total $5.0 million.  We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Mortgage and Other Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	March 31, 2010	December 31, 2009

Floating-Rate Debt
Unsecured term loan (1)	5/1/2011	LIBOR + 2.75%	$22,250	$22,420

Construction Loans:
17885 Von Karman	6/30/2010	Greater of 5% or (Prime + 0.50%)	25,310	24,154
207 Goode (2)	8/1/2010	LIBOR + 1.80%	22,792	22,444
Total construction loans			48,102	46,598

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (3)	9/29/2010	LIBOR + 3.25%	91,200	92,600
Brea Corporate Place (4)	5/1/2011	LIBOR + 1.95%	70,468	70,468
Brea Financial Commons (4)	5/1/2011	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			200,200	201,600

Variable-Rate Swapped to Fixed-Rate Loans:
KPMG Tower (5)	10/9/2012	7.16%	400,000	400,000
207 Goode (2)	8/1/2010	7.36%	25,000	25,000
Total variable-rate swapped to fixed-rate loans			425,000	425,000
Total floating-rate debt			695,552	695,618

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	470,000	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
City Tower	5/10/2017	5.85%	140,000	140,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
Mission City Corporate Center (6)	4/1/2012	5.09%	52,000	52,000
The City—3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Total fixed-rate debt			2,509,120	2,509,120
Total debt, excluding Properties in Default			3,204,672	3,204,738

Properties in Default
Pacific Arts Plaza (7)	4/1/2012	9.15%	270,000	270,000
550 South Hope Street (8)	5/6/2017	10.67%	200,000	200,000
500 Orange Tower (9)	5/6/2017	10.88%	110,000	110,000
2600 Michelson (10)	5/10/2017	10.69%	110,000	110,000
Stadium Towers Plaza (11)	5/11/2017	10.78%	100,000	100,000
Park Place II (12)	3/11/2012	10.39%	98,482	98,482
Total Properties in Default			888,482	888,482

Properties disposed of during 2010
2385 Northside Drive			—	17,506
Griffin Towers			—	145,000
Total properties disposed of during 2010			—	162,506

Total consolidated debt			4,093,154	4,255,726
Debt discount			(5,703)	(6,751)
Mortgage loan associated with real estate held for sale (6)			(52,000)	—
Total consolidated debt, net			$4,035,451	$4,248,975
__________
(1)
In connection with the disposition of Griffin Towers in March 2010, the repurchase facility was converted into an unsecured term loan.  This loan bears interest at a variable rate of LIBOR plus 2.75%, increasing to LIBOR plus 3.75% in June 2010.

(2)
This loan bears interest at LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  This loan was extended to August 1, 2010.  See Note 20 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(3)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods.  Three one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(4)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.  This loan was extended to May 1, 2011.  See Note 20 “Subsequent Events.”  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(5)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(6)	As of March 31, 2010, Mission City Corporate Center is classified as held for sale.
(7)
Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payments under this loan that were due beginning on September 1, 2009 and continuing through and including May 1, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 13 “Properties in Default.”

(8)
Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due beginning on August 6, 2009 and continuing through and including May 6, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 13 “Properties in Default.”

(9)
Our special purpose property-owning subsidiary that owns the 500 Orange Tower property failed to make the debt service payments under this loan that were due beginning on January 6, 2010 and continuing through and including May 6, 2010.  See Note 13 “Properties in Default.”

(10)
Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including May 11, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 13 “Properties in Default.”

(11)
Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including May 11, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 13 “Properties in Default.”

(12)
Our special purpose property-owning subsidiary that owns the Park Place II property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including May 11, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.  See Note 13 “Properties in Default.”

As of March 31, 2010 and December 31, 2009, one-month LIBOR was 0.25% and 0.23%, respectively, while the prime rate was 3.25% as of March 31, 2010 and December 31, 2009. The weighted average interest rate of our consolidated debt was 6.51% (or 5.48% excluding Properties in Default) as of March 31, 2010 and 6.40% (or 5.56% excluding Properties in Default) as of December 31, 2009.

Excluding mortgage loans associated with Properties in Default, as of March 31, 2010, $0.7 billion of our consolidated debt may be prepaid without penalty, $1.4 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements) and $1.1 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Dispositions

Griffin Towers—

In March 2010, we disposed of Griffin Towers located in Santa Ana, California.  We received proceeds of $89.4 million, net of transactions costs, which were combined with $6.5 million of restricted cash reserves released to us by the lender to partially repay the $125.0 million mortgage loan secured by this property.  We were relieved of the obligation to pay the remaining $49.1 million due under the mortgage and senior mezzanine loans by the lender.  The impact of this gain on settlement of debt was $1.01 per basic share for the three months ended March 31, 2010.  We recorded a $0.4 million loss from early extinguishment of debt as a part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

In connection with the disposition of Griffin Towers, the repurchase facility was converted into an unsecured term loan.  The term loan has the same terms as the repurchase facility, including the interest rate spreads and repayment dates.  The term loan continues to be an obligation of our Operating Partnership.

2385 Northside Drive—

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California.  We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property.  Our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of March 31, 2010 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of March 31, 2010	Available for Future Funding	Operating Partnership Repayment Guarantee
207 Goode	$47,826	$47,792	$34	$9,675
17885 Von Karman	33,600	25,310	8,290	6,720
	$81,426	$73,102	$8,324

Amounts shown as available for future funding as of March 31, 2010 represent funds that can be drawn to pay for remaining project development costs, including tenant improvement and leasing costs.

Each of our construction loans is subject to a partial guarantee by our Operating Partnership.  The amounts guaranteed at any point in time are based on the stage of the development cycle that the project

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

is in and are subject to reduction when certain financial ratios have been met.  These repayment guarantees expire if and when the underlying loans have been fully repaid.

On May 6, 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan.  In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment guarantee.  See Note 20 “Subsequent Events.”

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity.  We were in compliance with such covenants as of March 31, 2010.

Note 9—Noncontrolling Interests

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by MPG Office Trust, Inc. As of March 31, 2010 and December 31, 2009, our limited partners’ ownership interest in MPG Office Trust, L.P. was 12.2%.  Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership.  Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time.  At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events.

As of March 31, 2010 and December 31, 2009, 6,674,573 noncontrolling common units of our Operating Partnership were outstanding.  These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheet.  As of March 31, 2010 and December 31, 2009, the aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership was $20.6 million and $10.1 million, respectively.  This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership.  In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Net (income) loss attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period.  The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period.  The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company.  As a result, all equity-related transactions result in an allocation between deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet and statement of equity/(deficit) to account for any change in ownership percentage during the period.  During both the three months ended March 31, 2010 and 2009, our limited partners’ weighted average share of our net income (loss) was 12.2%.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Comprehensive Income (Loss) and Deficit

Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss)	$25,930	$(56,620)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net income (loss)	(1,048)	(565)

Interest rate swaps:
Unrealized holding gains	392	3,377
Reclassification adjustment for unrealized losses included in net income (loss)	—	15,255
	392	18,632

Interest rate caps:
Unrealized holding losses	—	(9)
Reclassification adjustment for realized losses included in net income (loss)	158	27
	158	18

Comprehensive income (loss)	$25,432	$(38,535)

Comprehensive income attributable to:
MPG Office Trust, Inc.	$22,326	$(33,248)
Common units of our Operating Partnership	3,106	(5,287)
	$25,432	$(38,535)

The components of accumulated other comprehensive loss, net are as follows (in thousands):

	March 31, 2010	December 31, 2009
Deferred gain on assignment of interest rate swap agreements, net	$3,924	$4,972
Interest rate swaps	(37,264)	(37,656)
Interest rate caps	(163)	(321)
	$(33,503)	$(33,005)
Accumulated other comprehensive loss, net attributable to:
MPG Office Trust, Inc.	$(36,727)	$(36,289)
Common units of our Operating Partnership	3,224	3,284
	$(33,503)	$(33,005)

Interest Rate Swaps Assigned to Lenders

During the three months ended March 31, 2010, we wrote off $0.8 million of deferred gains associated with mortgage loans in default as of March 31, 2010 to interest expense as part of continuing operations based on management’s belief that it is probable that we will be unable to or do not intend to

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

cure the default.  This decrease in interest expense was fully offset by the related writeoff of the debt discounts associated with these loans to interest expense.

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	MPG Office Trust, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2009	$(754,020)	$(102,957)	$(856,977)
Net income	23,346	2,584	25,930
Adjustment for preferred dividends not declared	(582)	582	—
Compensation cost for share-based awards	982	—	982
Other comprehensive loss	(438)	(60)	(498)
Balance, March 31, 2010	$(730,712)	$(99,851)	$(830,563)

Balance, December 31, 2008	$(19,662)	$—	$(19,662)
Net loss	(49,124)	(7,496)	(56,620)
Compensation cost for share-based awards	1,537	—	1,537
Other comprehensive loss	15,876	2,209	18,085
Balance, March 31, 2009	$(51,373)	$(5,287)	$(56,660)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations was $0.9 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the total unrecognized compensation cost related to unvested share-based payments was $11.3 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately three years.

Executive Equity Plan

Effective April 1, 2005, our board of directors adopted a five-year compensation program for senior management.  The Executive Equity Plan provided for an award pool equal to a percentage of the value created in excess of a base value.  The program, which measured our performance over a 60-month period (unless full vesting of the program occurs earlier) commencing April 1, 2005, provided for awards to be vested and earned based upon the participant’s continued employment and the achievement of certain performance goals based on annualized total stockholder returns on an absolute and relative basis.  As of March 31, 2010, we did not achieve any of the total stockholder return targets defined in the plan.  Consequently, no awards vested or were earned under the program.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Earnings per Share

Basic net income (loss) available to common stockholders is computed by dividing reported net income (loss) available to common stockholders by the weighted average number of common and contingently issuable shares outstanding during each period.  As discussed in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010, we do not issue common stock in settlement of vested restricted stock unit awards until the earliest to occur of (1) the fifth anniversary of the grant date, (2) the occurrence of a change in control (as defined in the underlying grant agreements, or (3) the recipient’s separation from service.  In accordance with the provisions of FASB Codification Topic 260, Earnings Per Share, we include vested restricted stock units in the calculation of basic earnings per share since the shares will be issued for no cash consideration, and all the necessary conditions for issuance have been satisfied as of the vesting date.

Diluted net income (loss) available to common stockholders is computed by dividing reported net income (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during each period.  The impact of noncontrolling common units of our Operating Partnership outstanding is considered in the calculation of diluted net income (loss) available to common stockholders.  The noncontrolling common units are not reflected in the calculation of diluted net income (loss) available to common stockholders because the exchange of common units into common stock is on a one-for-one basis, and the noncontrolling common units already receive their share of our net income (loss) in the consolidated statement of operations on a basis equal to that of our common stock.  Accordingly, any exchange of noncontrolling common units would not have any effect on diluted income (loss) to common stockholders per share.

A reconciliation of earnings (loss) per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net income (loss) attributable to MPG Office Trust, Inc.	$23,346	$(49,124)
Preferred stock dividends	(4,766)	(4,766)
Net income (loss) available to common stockholders	$18,580	$(53,890)

Denominator:
Weighted average number of common shares outstanding (basic and diluted)	48,534,283	47,788,028

Net income (loss) available to common stockholders per share-basic and diluted	$0.38	$(1.13)

For the three months ended March 31, 2010, approximately 1,174,000 restricted stock units, 879,000 nonqualified stock options and 73,000 shares of nonvested restricted stock were excluded from the calculation of diluted earnings per shares because they were anti-dilutive due to our loss from continuing operations.  For the three months ended March 31, 2009, approximately 879,000 restricted stock units, 216,000 shares of nonvested restricted stock and 140,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss position.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Properties in Default

Overview

As part of our strategic disposition program, certain of our special purpose property-owning subsidiaries are currently in default under six CMBS mortgages secured by the following office properties: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower.

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	March 31, 2010	December 31, 2009
Investments in real estate, net	$622,731	$625,721
Restricted cash	25,485	24,506
Deferred leasing costs and value of in-place leases, net	16,604	17,347
Other	16,093	13,055
Assets associated with Properties in Default	$680,913	$680,629

Mortgage loans	$888,482	$888,482
Accounts payable and other liabilities	54,487	33,390
Acquired below-market leases, net	20,543	21,944
Obligations associated with Properties in Default	$963,512	$943,816

As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts.  As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

Intangible Assets and Liabilities

As of March 31, 2010, our estimate of the benefit to rental income of amortization of acquired below-market leases, net of acquired above-market leases, related to Properties in Default is $3.8 million, $3.1 million, $2.3 million, $1.9 million, $1.5 million and $7.4 million for 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Mortgage Loans

The interest expense recorded in our consolidated statement of operations the three months ended March 31, 2010 related to mortgage loans in default is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	8	$2,835	$2,500
2600 Michelson	August 11, 2009	8	1,566	1,375
Park Place II	August 11, 2009	8	1,318	1,240
Stadium Towers Plaza	August 11, 2009	8	1,446	1,250
Pacific Arts Plaza	September 1, 2009	7	3,478	2,700
500 Orange Tower	January 6, 2010	3	1,618	1,298
			$12,261	$10,363

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amounts shown in the table above reflect contractual and default interest calculated per the terms of the loan agreements.  Management does not intend to settle these amounts with unrestricted cash.  We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan.  We are in discussions with the special servicers regarding a cooperative resolution on each of these assets, including through foreclosure, deed-in-lieu of foreclosure or short sale.  There can be no assurance, however, that we will be able to resolve these matters in a short period of time.  In addition to the loans in default as of March 31, 2010, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

Fair Value of Mortgage Loans

The carrying amount of mortgage loans encumbering the Properties in Default totals $888.5 million as of March 31, 2010, and they bear contractual interest at rates ranging from 9.15% to 10.88%.  As of March 31, 2010, we did not calculate the fair value of these loans as it was not practicable to do so as there is substantial uncertainty as to their market value and when and how they will be settled.

Note 14—Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Topic 360, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

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

During the three months ended March 31, 2010, we performed quarterly impairment analyses on our properties that showed indications of potential impairment based on the indicators described above.  No real estate assets in our portfolio required impairment adjustments as of March 31, 2010 as a result of our analysis.

The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment.  These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment.  For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively.  A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment.  As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets would have been impaired at March 31, 2010.  Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others.  These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

Note 15—Dispositions and Discontinued Operations

A summary of our property dispositions for the three months ended March 31, 2010 is as follows (amounts in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Debt Satisfied	Gain/ (Impairment) Recorded (1)	Loss from Early Extinguishment
2385 Northside Drive (2)	San Diego, CA	89,000	$17.6	$—	$—
Griffin Towers (3)	Santa Ana, CA	547,000	145.0	49.1	0.4
__________
(1)
Gains on disposition are recorded in the consolidated statement of operations in the period the property is disposed of.  Impairment losses are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

(2)
In 2009, we recorded a $9.9 million impairment charge to reduce our investment in 2385 Northside Drive to its estimated fair value as of December 31, 2009.  No gain or additional impairment was recorded during the three months ended March 31, 2010 upon disposition of this property.

(3)
In 2009, we recorded a $90.0 million impairment charge to reduce our investment in Griffin Towers to its estimated fair value as of December 31, 2009.  A gain of $49.1 million was recorded during the three months ended March 31, 2010 as a result of debt that was forgiven by the lender upon disposition.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2385 Northside Drive—

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property.

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenue:
Rental	$4,420	$19,194
Tenant reimbursements	233	971
Parking	252	1,665
Other	17	517
Total revenue	4,922	22,347

Expenses:
Rental property operating and maintenance	1,290	6,552
Real estate taxes	381	3,019
Parking	133	911
Depreciation and amortization	1,362	8,630
Impairment of long-lived assets	—	23,500
Interest	3,300	9,950
Loss from early extinguishment of debt	379	211
Total expenses	6,845	52,773

Loss from discontinued operations before gain on settlement of debt and gain on sale of real estate	(1,923)	(30,426)
Gain on settlement of debt	49,121	—
Gain on sale of real estate	—	2,170
Income (loss) from discontinued operations	$47,198	$(28,256)

The results of operations of 18581 Teller (which was disposed of during first quarter 2009), City Parkway and 3161 Michelson (which were disposed of during second quarter 2009), Park Place I (which was disposed of during third quarter 2009), 130 State College and Lantana Media Campus (which were disposed of during fourth quarter 2009), 2385 Northside Drive and Griffin Towers (which were disposed of during first quarter 2010) and Mission City Corporate Center (which was held for sale as of March 31, 2010) are presented as discontinued operations in our consolidated statements of operations.

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of or held for sale.  No interest expense associated with our corporate-level debt has been allocated to properties subsequent to their classification as discontinued operations.

Real Estate Held for Sale

In March 2010, we entered into an agreement with Kilroy Realty, L.P. to dispose of Mission City Corporate Center, located in San Diego, California.  The disposition is subject to lender approval and customary closing conditions.  We expect this transaction will close in the second quarter of 2010.  As a result of this agreement, we have classified Mission City Corporate Center as held for sale as of

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

March 31, 2010.  The major classes of assets and liabilities of real estate held for sale were as follows (in thousands):
March 31, 2010
Investment in real estate, net	$49,169
Restricted cash	571
Other	2,359
Assets associated with real estate held for sale	$52,099

Mortgage loan	$52,000
Accounts payable and other liabilities	656
Obligations associated with real estate held for sale	$52,656

Note 16—Income Taxes

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. During the three months ended March 31, 2010 and 2009, we recorded tax provisions of approximately $0.2 million and $0.3 million, respectively, which are included in other expense in our consolidated statements of operations.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17—Fair Value Measurements

Non-Recurring Measurements

As of March 31, 2010 and December 31, 2009, our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate at:
March 31, 2010	$856,903	$—	$—	$856,903	$—
December 31, 2009	962,048	—	105,072	856,976	(490,985)

During the three months ended March 31, 2010, we disposed of 2385 Northside Drive and Griffin Towers.  These assets had a fair value of $104.6 million at the time they were disposed of. The fair value of these properties was calculated based on the sales price negotiated with the buyers.

Recurring Measurements

As of March 31, 2010 and December 31, 2009, our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
March 31, 2010	$(41,217)	$—	$(41,217)	$—
December 31, 2009	(41,610)	—	(41,610)	—

The value of our interest rate caps is immaterial as of March 31, 2010 and December 31, 2009.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow.  Our construction loans as well as some of our mortgage loans and our unsecured term loan bear interest at a variable rate.  We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors.  We do not trade in financial instruments for speculative purposes.  Our derivatives are designated as cash flow hedges.  The effective portion of changes in the fair value of cash flow hedges is initially reported in other accumulated comprehensive loss in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings.  The ineffective portion, if any, of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

A summary of the fair value of our derivative instruments as of March 31, 2010 is as follows (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(41,217)

A summary of the effect of derivative instruments reported in the consolidated balance sheet as of March 31, 2010 is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as hedging instruments:
Interest rate swap	$392	$—

Interest Rate Swap—

As of March 31, 2010 and December 31, 2009, we held an interest rate swap with a notional amount of $425.0 million, which was equal to the exposure hedged.  The swap requires net settlement each month and expires on August 9, 2012.  We are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”).  As of March 31, 2010 and December 31, 2009, we had transferred $38.5 million and $40.1 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets.  This collateral will be returned to us during the remaining term of the swap as we settle our monthly obligations.  The amount we would need to pay our counterparty as of March 31, 2010 to terminate the swap totals $44.0 million.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral.  During the remainder of 2010, we expect to receive a return of approximately $12 million

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to $16 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to anticipated increases in future LIBOR rates.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable, dividends and distributions payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other secured loans (excluding Properties in Default) is $2,705.9 (compared to a carrying amount of $3,204.7 million) as of March 31, 2010.  We calculated the fair value of these mortgage and other loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

See Note 13 “Properties in Default—Fair Value of Mortgage Loans” for the estimated fair value as of March 31, 2010 of loans encumbering the Properties in Default.

Note 19—Related Party Transactions

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall Group.  A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Management, investment advisory and development fees and leasing commissions	$961	$1,543

	March 31, 2010	December 31, 2009
Accounts receivable	$1,505	$2,359
Accounts payable	(5)	(5)
	$1,500	$2,354

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations.  Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets.  The joint venture’s balances were current as of March 31, 2010 and December 31, 2009.

Note 20—Subsequent Events

Park Place II Forbearance Agreement

In April 2010, the forbearance agreement between the special purpose property-owning subsidiaries that own Park Place II and the special servicer for the lender was amended.  This agreement expires upon the earlier of (i) the disposition of the property, (ii) 30 days after the termination of negotiations to sell the property or the termination of the purchase agreement once signed, or

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(iii) June 16, 2010.  If Park Place II has not been sold by June 16, 2010, the special servicer has agreed to take one of the following actions within 30 days after the forbearance agreement terminates: (a) commence foreclosure proceedings, (b) take title to the property by way of a deed-in-lieu of foreclosure, (c) apply to the court for the appointment of a receiver, or (d) enter into an alternative arrangement that includes the full release of the Company from all obligations under the loan.

Brea Corporate Place and Brea Financial Commons Mortgage Loan

On May 1, 2010, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons.  This loan is now scheduled to mature on May 1, 2011.  We have one one-year extension remaining on this loan.  No cash paydown was made to extend the loan, and the loan terms remain unchanged.

207 Goode Construction Loan

On May 6, 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan.  In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment guaranty and extend the maturity date of the loan to August 1, 2010.  As a result of this extension, we no longer have loan proceeds available to fund leasing costs.  We are currently marketing this property for sale.  The maturity date of this loan can be further extended to November 1, 2010 subject to certain conditions.

Corporate Name Change

On May 7, 2010, the board of directors approved an amendment to our charter to change our name from Maguire Properties, Inc. to MPG Office Trust, Inc.  Our common and Series A preferred stock will continue to be listed on the New York Stock Exchange (“NYSE”) under their current ticker symbols “MPG” and “MPG-PA.”  The board of directors also approved amendments to our certificate of limited partnership and limited partnership agreement to change the name of our Operating Partnership from Maguire Properties, L.P. to MPG Office Trust, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

Overview and Background

We are a self-administered and self-managed REIT, and we operate as a REIT for federal income tax purposes.  We are the largest owner and operator of Class A office properties in the LACBD and are primarily focused on owning and operating high-quality office properties in the high-barrier-to-entry Southern California market.

As of March 31, 2010, our Operating Partnership indirectly owns whole or partial interests in 29 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”).  We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio.  Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group (as successor to Macquarie Office Trust), our Operating Partnership’s share of the Total Portfolio is 13.5 million square feet and is referred to as our “Effective Portfolio.”  Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with GAAP.  The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

Our property statistics as of March 31, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	17	26	10,155,902	6,205,406	19,125	10,155,902	6,205,406	19,125
Properties in Default	7	27	2,942,924	2,727,880	9,973	2,611,248	2,403,240	8,543
Unconsolidated joint venture	5	16	3,466,866	1,865,448	5,561	693,373	373,090	1,112
	29	69	16,565,692	10,798,734	34,659	13,460,523	8,981,736	28,780

Percentage Leased
Excluding Properties in Default			83.8%			83.4%
Properties in Default			72.8%			72.8%
Including Properties in Default			81.0%			81.3%

As of March 31, 2010, the majority of our Total Portfolio is located in eight Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the John Wayne Airport, Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa and Mission Valley submarkets of San Diego County.  We also have an interest in one property in Denver, Colorado (a joint venture property).  We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages.  We also receive income from providing management, leasing and real estate development services to our joint venture with Charter Hall Group.

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs. In 2009, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses. During 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs.  Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working proactively to address challenges to our longer-term liquidity position, particularly our debt maturities, recourse obligations and leasing costs.

Sources and Uses of Liquidity

Our expected actual and potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Unrestricted and restricted cash;	•	Property operations and corporate expenses;
•	Cash generated from operations;	•	Capital expenditures (including commissions
•	Asset dispositions;		and tenant improvements);
•	Cash generated from the contribution	•	Development and redevelopment costs;
	of existing assets to joint ventures;	•	Payments in connection with loans (including
•	Proceeds from additional secured or		debt service, principal payment obligations
	unsecured debt financings; and/or		and payments to extend, refinance, modify or
•	Proceeds from public or private		exit loans);
	issuance of debt or equity securities.	•	Swap obligations; and/or
		•	Distributions to common and preferred
stockholders and unit holders.

Actual and Potential Sources of Liquidity—

Described below are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs.  These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment).  If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and will be exposed to significant risks.  While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified below could lead to our insolvency.  We face additional challenges in connection with our long-term liquidity position.  For a further discussion of risks associated with (among other matters) recent and potential future loan defaults, current economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position is as follows (in millions):

March 31, 2010
Restricted cash:
Leasing and capital expenditure reserves	$23.7
Tax, insurance and other working capital reserves	22.8
Prepaid rent	24.5
Debt service reserves	1.5
Collateral accounts	40.1
Total restricted cash, excluding Properties in Default	112.6
Unrestricted cash and cash equivalents	91.2
Total restricted cash and unrestricted cash and cash equivalents, excluding Properties in Default	203.8
Restricted cash of Properties in Default	25.5
$229.3

The leasing and capital expenditure, tax, insurance and other working capital, prepaid rent and debt service reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loans.  The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations.  Of the $40.1 million held in cash collateral accounts by our counterparties as of March 31, 2010, we expect to receive a return of swap collateral of between approximately $12 million to $16 million during the remainder of 2010.

In connection with past property acquisitions and loan refinancings, we typically reserved a portion of the loan proceeds at closing in restricted cash accounts to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants, (2) non-recurring discretionary capital expenditures, such as major lobby renovations, and (3) future payments of interest (debt service).  As of March 31, 2010, we had a total of $22.0 million of leasing reserves, $1.7 million of capital expenditure reserves and $1.5 million of debt service reserves.  For a number of the properties with such reserves, particularly in Orange County, the monthly debt service requirements exceed the monthly cash generated from operations.  For assets we do not dispose of, we expect this cash flow deficit to continue unless we are able to stabilize those properties through lease-up.  Stabilization is challenging in the current market, and lease-up may be costly and take a significant period of time.

The following is a summary of our available leasing reserves (excluding Properties in Default) as of March 31, 2010 (in millions):

	Restricted Cash Accounts	Undrawn Debt Proceeds	Total Leasing Reserves
LACBD	$9.2	$—	$9.2
Orange County	10.4	—	10.4
Tri-Cities	2.4	—	2.4
Completed developments	—	8.3	8.3
	$22.0	$8.3	$30.3

Historically, we have relied heavily upon leasing reserves to fund ongoing leasing costs. At our LACBD and Tri-Cities properties, these leasing reserves have been exhausted in large part, and future leasing costs will need to be funded primarily from property-generated cash flow. With respect to our Orange County assets, we continue to have adequate leasing reserves at our Brea Corporate Place,

MPG OFFICE TRUST, INC.

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

Occupancy levels.  There was negative absorption in 2009 in most of our submarkets, and our overall occupancy levels declined in 2009.  We expect our occupancy levels during the remainder of 2010 to be lower than 2009 levels for the following reasons (among others):

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

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

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

Collectability of rent from our tenants.  Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants.  As of March 31, 2010, our 20 largest tenants represented 51.3% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default).  Some of our tenants are in the mortgage, financial, insurance and professional services

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

industries, and these industries have been severely impacted by the current economic climate.  Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition.  This resulted in increased lease defaults and decreased rent collectability in 2009.  This trend may continue or worsen through year-end 2010 and beyond.  In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, and we incurred typical transaction costs (including professional fees and commissions).  In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.  This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation’s (the “FDIC”) is acting as receiver.

Asset Dispositions—

In 2008, we announced our intent to sell certain assets, which we expect will help us (1) preserve cash, through the potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically-identified non-core properties that we believe have equity value above the debt.  In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $0.6 billion of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash to be used for general corporate purposes.  During 2010, we closed the following transactions:

•
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

•
In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property. Our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries are currently in default under six CMBS mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.5 million square feet (Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower). As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure and a short sale. We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of reaching a cooperative resolution for each asset quickly. We remain the title holder on each of these assets, both as of March 31, 2010 and the date of this report.

MPG OFFICE TRUST, INC.

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

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements.  Some or all of these covenants could prevent or delay our ability to dispose of identified properties.  For a discussion of other factors that may affect our ability to dispose of certain assets, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

Furthermore, we agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in a taxable transaction.  These tax indemnification obligations cover five of the office properties in our portfolio, which represented 56.9% of our Effective Portfolio’s aggregate annualized rent as of March 31, 2010 (excluding Properties in Default).  These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.  The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

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

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contribution of Existing Assets to Joint Ventures—

We are currently partners with Charter Hall Group in a joint venture.  In the near term or longer term, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved.  Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

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

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of March 31, 2010, we have executed leases (excluding those related to Properties in Default) that contractually commit us to pay $19.2 million in unpaid leasing costs, of which $3.1 million is contractually due in 2011, $1.5 million in 2012, $0.1 million in 2013 and $3.5 million in 2014 and beyond.  The remaining $11.0 million is contractually available for payment to tenants upon request during 2010, but actual payment is largely determined by the timing of requests from those tenants.

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

As included in the summary table of available leasing reserves shown above, we have $30.3 million in available leasing reserves as of March 31, 2010.  We incurred approximately $10 per square foot, $21 per square foot, $40 per square foot and $24 per square foot in leasing costs on new and renewal leases executed during the three months ended March 31, 2010 and the years ended December 31, 2009, 2008 and 2007, respectively.  Actual leasing costs incurred will fluctuate as described above.  Future leasing costs anticipated to be incurred at 17885 Von Karman will also be higher than our historical averages on a per square foot basis, as this project requires the build out of raw space.  However, we expect to fund the majority of these costs through construction loan proceeds.  As a result of the extension of our 207 Goode construction loan, we no longer have loan proceeds available to fund leasing costs.  We are currently marketing this property for sale.

Development and Redevelopment Costs—

We continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets.  We intend to limit the amount of cash allocated to discretionary development and redevelopment projects in 2010.  We have $8.3 million available under our 17885 Von Karman construction loan available for anticipated leasing costs.  The timing of our construction expenditures may fluctuate given the actual progress and status of leasing activity.  We believe that the undrawn construction loan available as of March 31, 2010 will be sufficient to substantially cover remaining tenanting costs.

Payments in Connection with Loans—

Debt Service.  As of March 31, 2010, we had $4.1 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default.  Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities.  During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default.  During the three months ended March 31, 2010, we made debt service payments totaling $47.3 million (including payments funded from reserves), none of which related to Properties in Default.

Principal Payment Obligations.  As our debt matures, our principal payment obligations also present significant future cash requirements.  We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions.  For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of our debt maturing in 2010, 2011 and 2012 is as follows (in millions):

	2010	2011	2012	Maturity Date if Fully Extended
Unsecured term loan	$7.3	$15.0	$—
Construction loans:
207 Goode (1)	47.8	—	—
17885 Von Karman	25.3	—	—
Mortgage loans:
Brea Corporate Place/Brea Financial Commons (2)	—	109.0	—	2012
Plaza Las Fuentes	91.2	—	—	2013
Mission City Corporate Center (3)	—	—	52.0
KPMG Tower	—	—	400.0
Total debt, excluding Properties in Default	171.6	124.0	452.0
Properties in Default (4)	1.7	1.3	365.5
	$173.3	$125.3	$817.5
__________
(1)	We extended the maturity date of this loan to August 1, 2010. See “Subsequent Events.”
(2)	We extended the maturity date of this loan to May 1, 2011. See “Subsequent Events.”
(3)	As of March 31, 2010, our Mission City Corporate Center property is held for sale.
(4)
Amounts shown related to Properties in Default reflect the contractual maturity dates per the loan agreements. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Principal amounts that were contractually due and unpaid as of March 31, 2010 are included in the 2010 column. Management does not intend to settle principal amounts related to Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The maturity date of our 207 Goode construction loan was extended to August 2010.  We are currently marketing this asset for sale.  The maturity date of this loan can be further extended to November 2010 subject to certain conditions.  See “Subsequent Events.”

Our 17885 Von Karman construction loan matures in June 2010 with no further extension options. The loan has a $6.7 million partial repayment guarantee made by our Operating Partnership. We have entered into extension negotiations with the lender. If unsuccessful, we could be obligated to fund the difference between the current loan balance of $25.3 million and the ultimate value achieved in a disposition of the asset, with a cap of $6.7 million. We are focused on leasing the asset to stabilization and pursuing a disposition of the property.

Our Brea Corporate Place/Brea Financial Commons mortgage was extended to May 2011. See “Subsequent Events.”  We have one one-year extension option remaining as of March 31, 2010. The extension requires that we meet a debt service coverage ratio test and deliver an interest rate cap. If we are unable to fulfill the extension conditions, we could elect to make a paydown on this loan in order to obtain the extension.

Our Plaza Las Fuentes mortgage loan matures in September 2010. This loan has three one-year extension options remaining at March 31, 2010. The extension requirements include, among other things, meeting a debt service coverage ratio test and a loan-to-value test. If we are unable to fulfill the extension conditions, we will likely need to make a paydown on this loan in order to obtain the extension.

Our KPMG Tower mortgage matures in October 2012. Based on current underwriting standards, management expects that this loan will require a substantial paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make this paydown.

MPG OFFICE TRUST, INC.

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

We also have significant covenants in other loan agreements, including: (1) required levels of interest coverage, fixed charge coverage and liquidity, (2) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the NYSE and/or another nationally recognized stock exchange, and (3) receipt of an unqualified audit opinion on our annual financial statements. Although we were in compliance with these covenants as of March 31, 2010, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates. We are taking active steps to address any potential non-compliance issues. However, any covenant modifications would likely require a payment by us to secure lender approval. No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all. The impact of non-compliance varies based on the terms of the applicable loan, but in some cases could result in the acceleration of a significant financial obligation.

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

Swap Obligations—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

counterparty, an A+ rated financial institution.  The swap requires net settlement each month and expires on August 9, 2012.  We are required to post collateral with our counterparty, primarily in the form of cash, to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”).  As of March 31, 2010, the Swap Liability was $41.2 million.  As of March 31, 2010, we had transferred $38.5 million in cash to our counterparty to satisfy our collateral posting requirement under the swap.  This collateral will be returned to us during the remaining term of the swap agreement as we settle our monthly obligations.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both our Swap Liability and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral.  As of March 31, 2010, one-month LIBOR was 0.25%.  As of March 31, 2010, each 0.25% weighted average decrease in future LIBOR rates during the remaining swap term would result in the requirement to post approximately $2 million in additional cash collateral, while each 0.25% weighted average increase in future LIBOR rates during the remaining swap term would result in the return to us of approximately $2 million in cash collateral from our counterparty.  Accordingly, movements in future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2010.

Excluding the impact of movements in future LIBOR rates, our Swap Liability will also decrease each month as we settle our monthly obligations, and accordingly we will receive a return of previously-posted cash collateral.  During the remainder of 2010, we expect to receive a return of approximately $12 million to $16 million of previously-posted cash collateral from our counterparty, which is comprised of a combination of return of collateral as a result of the satisfaction of our monthly obligations under the swap agreement, as well as a return of cash collateral due to anticipated increases in future LIBOR rates.

Distributions to Common and Preferred Stockholders and Unit Holders—

We are required to distribute 90% of our REIT taxable income (excluding net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.  We have historically funded a portion of our distributions from borrowings, and have distributed amounts in excess of our REIT taxable income.  We may be required to use future borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  As of December 31, 2009, MPG Office Trust, Inc. had a net operating loss carryforward of approximately $608 million.  Unless we generate significant net operating income through asset dispositions, we do not expect the need to pay distributions to our stockholders during 2010 to maintain our REIT status.  Our board of directors did not declare dividends on our common stock during 2009 or the first quarter of 2010.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock.  Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share.  As of April 30, 2010, we have missed six quarterly dividend payments totaling $28.6 million.  If we miss six or more quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A Preferred Stock are entitled to elect two additional members to our board of directors (the “Preferred Directors”).  The Preferred Directors will serve on our board until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

All distributions to common stockholders, preferred stockholders and Operating Partnership unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Indebtedness

Mortgage and Other Loans

As of March 31, 2010, our consolidated debt was comprised of mortgages secured by 22 properties, two construction loans and one unsecured term loan.  A summary of our consolidated debt as of March 31, 2010 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$2,509.1	61.29%	5.46%	6 years
Variable-rate swapped to fixed-rate	425.0	10.38%	7.18%	2 years
Variable-rate	270.6	6.61%	2.95%	Less than 1 year
Total debt, excluding Properties in Default	3,204.7	78.28%	5.48%	5 years
Properties in Default	888.5	21.72%	10.22%
	$4,093.2	100.00%	6.51%

As of March 31, 2010, excluding mortgages encumbering the Properties in Default, approximately 72% of our outstanding debt was fixed (or swapped to a fixed-rate) at a weighted average interest rate of approximately 5.7% on an interest-only basis with a weighted average remaining term of approximately five years.  Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.25% as of March 31, 2010, except for our 17885 Von Karman construction loan, which bears interest at prime, which was 3.25% as of March 31, 2010, subject to a floor interest rate of 5.00% per the loan agreement.

As of March 31, 2010, our ratio of total consolidated debt to total consolidated market capitalization was 90.6% of our total market capitalization of $4.5 billion (based on the closing price of our common stock of $3.08 per share on the NYSE on March 31, 2010).  Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 96.2% as of March 31, 2010.  Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of March 31, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2010 is as follows (in thousands, except percentage amounts):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service (2)
Floating-Rate Debt
Unsecured term loan (3)	3.00%	5/1/2011	$22,250	$676

Construction Loans:
17885 Von Karman	5.00%	6/30/2010	25,310	1,283
207 Goode (4)	2.05%	8/1/2010	22,792	473
Total construction loans			48,102	1,756

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (5)	3.50%	9/29/2010	91,200	3,235
Brea Corporate Place (6)	2.20%	5/1/2011	70,468	1,571
Brea Financial Commons (6)	2.20%	5/1/2011	38,532	859
Total variable-rate mortgage loans			200,200	5,665

Variable-Rate Swapped to Fixed-Rate Loans:
KPMG Tower (7)	7.16%	10/9/2012	400,000	29,054
207 Goode (4)	7.36%	8/1/2010	25,000	1,867
Total variable-rate swapped to fixed-rate loans			425,000	30,921
Total floating-rate debt			695,552	39,018

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Two California Plaza	5.50%	5/6/2017	470,000	26,208
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
City Tower	5.85%	5/10/2017	140,000	8,301
Glendale Center	5.82%	8/11/2016	125,000	7,373
801 North Brand	5.73%	4/6/2015	75,540	4,386
Mission City Corporate Center (8)	5.09%	4/1/2012	52,000	2,685
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666
701 North Brand	5.87%	10/1/2016	33,750	2,009
700 North Central	5.73%	4/6/2015	27,460	1,594
Total fixed-rate rate debt			2,509,120	139,023
Total debt, excluding Properties in Default			3,204,672	178,041

Properties in Default
Pacific Arts Plaza (9)	9.15%	4/1/2012	270,000	25,055
550 South Hope Street (10)	10.67%	5/6/2017	200,000	21,638
500 Orange Tower (11)	10.88%	5/6/2017	110,000	12,136
2600 Michelson (12)	10.69%	5/10/2017	110,000	11,927
Stadium Towers Plaza (13)	10.78%	5/11/2017	100,000	10,934
Park Place II (14)	10.39%	3/11/2012	98,482	10,248
Total Properties in Default			888,482	91,938

Total consolidated debt			4,093,154	$269,979
Debt discount			(5,703)
Mortgage loan associated with real estate held for sale (8)			(52,000)
Total consolidated debt, net			$4,035,451
__________
(1)	Assuming no payment has been made in advance of its due date.
(2)
The March 31, 2010 one-month LIBOR rate of 0.25% was used to calculate interest on the variable-rate loans, except for the 17885 Von Karman construction loan which was calculated using the floor interest rate under the loan agreement of 5.00%.

(3)
In connection with the disposition of Griffin Towers in March 2010, the repurchase facility was converted into an unsecured term loan.  This loan bears interest at a variable rate of LIBOR plus 2.75%, increasing to LIBOR plus 3.75% in June 2010.

(4)
This loan bears interest at LIBOR plus 1.80%.  We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%.  This loan was extended to August 1, 2010.  See “Subsequent Events.”

MPG OFFICE TRUST, INC.

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

(6)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods.  This loan was extended to May 1, 2011.  See “Subsequent Events.”  One one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(7)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.
(8)	As of March 31, 2010, Mission City Corporate Center is classified as held for sale.
(9)
Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payments under this loan that were due beginning on September 1, 2009 and continuing through and including May 1, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.

(10)
Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due beginning on August 6, 2009 and continuing through and including May 6, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.

(11)
Our special purpose property-owning subsidiary that owns the 500 Orange Tower property failed to make the debt service payments under this loan that were due beginning on January 6, 2010 and continuing through and including May 6, 2010.

(12)
Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including May 11, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.

(13)
Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including May 11, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.

(14)
Our special purpose property-owning subsidiary that owns the Park Place II property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including May 11, 2010.  The interest rate shown for this loan is the default rate as defined in the loan agreement.

Mortgage Loans

The interest expense recorded in our consolidated statement of operations the three months ended March 31, 2010 related to mortgage loans in default is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	8	$2,835	$2,500
2600 Michelson	August 11, 2009	8	1,566	1,375
Park Place II	August 11, 2009	8	1,318	1,240
Stadium Towers Plaza	August 11, 2009	8	1,446	1,250
Pacific Arts Plaza	September 1, 2009	7	3,478	2,700
500 Orange Tower	January 6, 2010	3	1,618	1,298
			$12,261	$10,363

Amounts shown in the table above include contractual and default interest calculated per the terms of the loan agreements.  Management does not intend to settle these amounts with unrestricted cash.  We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. We are in discussions with the special servicers regarding a cooperative resolution on each of these assets, including through foreclosure, deed-in-lieu of foreclosure or short sale. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the loans in default as of March 31, 2010, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Amounts Available for Future Funding under Construction Loans

A summary of our construction loans as of March 31, 2010 is as follows (in thousands):

Project	Maximum Loan Amount	Balance as of March 31, 2010	Available for Future Funding	Operating Partnership Repayment Guarantee
207 Goode	$47,826	$47,792	$34	$9,675
17885 Von Karman	33,600	25,310	8,290	6,720
	$81,426	$73,102	$8,324

Amounts shown as available for future funding as of March 31, 2010 represent funds that can be drawn to pay for remaining project development costs, including tenant improvement and leasing costs.

Each of our construction loans is subject to a partial guarantee by our Operating Partnership.  The amounts guaranteed at any point in time are based on the stage of the development cycle that the project is in and are subject to reduction when certain financial ratios have been met.  These repayment guarantees expire if and when the underlying loans have been fully repaid.

On May 6, 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan.  In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment guarantee.  See “Subsequent Events.”

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

In connection with the disposition of Griffin Towers, the repurchase facility was converted into an unsecured term loan. The term loan has the same terms as the repurchase facility, including the interest rate spreads and repayment dates. The term loan continues to be an obligation of our Operating Partnership.

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

MPG OFFICE TRUST, INC.

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

City Tower—

In connection with the entry into a $140.0 million mortgage loan on City Tower in 2007 by a special purpose property-owning subsidiary of our Operating Partnership, our Operating Partnership entered into a guaranty with the lender for all rents derived from 71,657 rentable square feet leased to Ameriquest through February 28, 2010 (the “City Tower Master Lease”).  The City Tower Master Lease was triggered on July 1, 2007 upon the termination of Ameriquest’s leases at City Tower.  This master lease expired on February 28, 2010.

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

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

obligations.  Unless we re-lease this space to a new tenant, we will be required to fund the remaining $0.4 million in rental obligations on a monthly basis and then deposit $0.7 million into a lender-controlled leasing reserve on January 31, 2011.

As of March 31, 2010, the tenants occupying the remaining 77,773 rentable square feet covered under the 2600 Michelson Master Lease are current under their lease agreements.  Our remaining exposure related to these tenants is approximately $1.6 million as of March 31, 2010.  As long as these tenants are not in default under their lease agreements, our contingent obligations under the 2600 Michelson Master Lease will decrease to zero by January 31, 2011, at a rate of approximately $0.5 million per quarter.  Should these tenants default under their lease agreements prior to that date, in addition to our responsibility to guarantee their remaining future rental payments, our Operating Partnership will also be liable for the first $34.00 per square foot, or $2.6 million, of leasing costs incurred to re-lease this space.  2600 Michelson is a 308,592 rentable square foot building that is 67.5% leased as of March 31, 2010.

Debt Service Guaranties—

As a condition to closing the fixed-rate mortgage loans on 3800 Chapman and the $109.0 million variable-rate mortgage secured by both Brea Corporate Place and Brea Financial Commons (the “Brea Campus”) in 2007, our Operating Partnership entered into various debt service guaranty agreements.  Under each of the debt service guaranties, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, (iii) the rollover reserve, and (iv) the ground lease reserve (Brea Corporate Place only).  Each guaranty commenced on January 1, 2009.  The 3800 Chapman guaranty expires on May 6, 2017.  For the loan secured by our Brea Campus, our guaranty expires on May 1, 2011, unless we exercise our extension option, through which the guaranty can be extended until May 1, 2012.  Each of the guaranties can expire before its respective term upon determination by the lender that the relevant property has achieved a debt service coverage ratio (as defined in the loan agreements) of at least 1.10 to 1.00 for two consecutive calculation dates.

The following table provides information regarding each debt service guaranty as of March 31, 2010:

Property	Rentable Square Feet	Leased Percentage	Guaranty Commencement Date	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
3800 Chapman	158,767	75.9%	1-1-09	5-06-17	$2.7M	$2.2M
Brea Campus	495,489	78.0%	1-1-09	5-01-11	2.4M	4.4M
_____________
(1)	Annual debt service represents annual interest expense only.
(2)
Tax and insurance reserve payment obligations and ground lease payment obligations (Brea Corporate Place only) are reflected as deductions to derive in-place annual cash NOI.  In-place annual cash NOI represents actual first quarter 2010 cash NOI multiplied by four.

During the term of the respective guaranties shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plaza Las Fuentes Mortgage Guarantee Obligations—

In connection with our special purpose property-owning subsidiary’s entry into a $100.0 million mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet).  If either tenant defaults on its lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”).  The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest.  We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months worth of rent, provided that, in no event shall the amount deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant.  As of March 31, 2010, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million, while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $10 million.  As of March 31, 2010 and through the date of this report, both tenants are current on their lease payments.

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

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended March 31, 2010 to March 31, 2009

Our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 were affected by dispositions made during 2009 and 2010.  Therefore, our results are not comparable from period to period.  To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of the Properties in Default, our joint venture properties and Mission City Corporate Center, which was held for sale as of March 31, 2010.

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	3/31/10	3/31/09	(Decrease)	Change	3/31/10	3/31/09	(Decrease)	Change

Revenue:
Rental	$55.0	$54.4	$0.6	1%	$68.2	$67.4	$0.8	1%
Tenant reimbursements	21.9	23.2	(1.3)	-6%	25.1	26.9	(1.8)	-7%
Hotel operations	5.2	5.0	0.2	4%	5.2	5.0	0.2	4%
Parking	10.3	10.4	(0.1)	-1%	11.7	11.6	0.1	1%
Management, leasing and development services	—	—	—	—	1.0	2.0	(1.0)	-50%
Interest and other	0.1	0.2	(0.1)	-50%	0.3	0.8	(0.5)	-63%
Total revenue	92.5	93.2	(0.7)	-1%	111.5	113.7	(2.2)	-2%

Expenses:
Rental property operating and maintenance	19.5	19.6	(0.1)	-1%	24.2	24.9	(0.7)	-3%
Hotel operating and maintenance	3.7	3.4	0.3	9%	3.7	3.4	0.3	9%
Real estate taxes	7.6	8.6	(1.0)	-12%	9.1	10.4	(1.3)	-13%
Parking	2.7	3.0	(0.3)	-10%	3.1	3.6	(0.5)	-14%
General and administrative	—	—	—	—	7.6	8.3	(0.7)	-8%
Other expense	1.3	1.3	—	—	1.5	1.5	—	—
Depreciation and amortization	25.0	27.6	(2.6)	-9%	33.7	37.0	(3.3)	-9%
Interest	44.0	44.3	(0.3)	-1%	66.7	71.6	(4.9)	-7%
Total expenses	103.8	107.8	(4.0)	-4%	149.6	160.7	(11.1)	-7%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(11.3)	(14.6)	3.3		(38.1)	(47.0)	8.9
Equity in net loss of unconsolidated joint venture	—	—	—		0.2	(1.7)	1.9
Gain on sale of real estate	—	—	—		16.6	20.3	(3.7)
Loss from continuing operations	$(11.3)	$(14.6)	$3.3		$(21.3)	$(28.4)	$7.1

Income (loss) from discontinued operations					$47.2	$(28.3)	$75.5

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $1.3 million, or 6%, while Total Portfolio tenant reimbursements revenue decreased $1.8 million, or 7%, for the three months ended March 31, 2010 as compared to March 31, 2009, primarily due to a decrease in escalatable costs.
Hotel Operations Revenue

Hotel operations revenue increased $0.2 million, or 4%, for the three months ended March 31, 2010 as compared to March 31, 2009 as a result of a 7.1% increase in occupancy and a 2.9% increase in REVPAR.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management, Leasing and Development Services

Total Portfolio management, leasing and development services decreased $1.0 million, or 50%, for the three months ended March 31, 2010 as compared to March 31, 2009, mainly due to lower management and leasing fees earned from our joint venture.

Real Estate Taxes Expense

Same Properties Portfolio real estate taxes decreased $1.0 million, or 12%, while Total Portfolio real estate taxes decreased $1.3 million, or 13%, for the three months ended March 31, 2010 as compared to March 31, 2009, primarily due to base year reductions in property values during 2010.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $0.7 million, or 8%, for the three months ended March 31, 2010 as compared to March 31, 2009, largely as a result of lower compensation expense (including stock-based compensation expense) due to the departure of certain members of senior management during 2009, which was partially offset by higher legal and professional fees incurred during 2010.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization decreased $2.6 million, or 9%, while Total Portfolio depreciation and amortization decreased $3.3 million, or 9%, during the three months ended March 31, 2010 as compared to March 31, 2009, mainly due to a reduction in the carrying amount of various properties, including the Properties in Default, as a result of impairment charges recorded in 2009.

Interest Expense

Total Portfolio interest expense decreased $4.9 million, or 7%, for the three months ended March 31, 2010 as compared to March 31, 2009, primarily due to property dispositions during 2009, which was partially offset by the accrual of $10.4 million of default interest on Properties in Default.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in the Total Portfolio for the three months ended March 31, 2010 as the result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage.  During the same period in 2009, we recorded a $20.3 million gain on sale of real estate in the Total Portfolio as the result of the expiration of a loan guarantee made by our Operating Partnership on the Cerritos Corporate Center mortgage which was deferred at the time we contributed that property to our joint venture with the Charter Hall Group.

Discontinued Operations

Our income from discontinued operations of $47.2 million for the three months ended March 31, 2010 was comprised primarily of a $49.1 million gain on settlement of debt related to the disposition of Griffin Towers.  Our loss from discontinued operations of $28.3 million for the three

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

months ended March 31, 2009 was comprised primarily of an impairment charge of $23.5 million recorded in connection with the writedown of 3161 Michelson to fair value as of March 31, 2009.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below.

	For the Three Months Ended		Increase/
	March 31, 2010	March 31, 2009	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$436	$(8,254)	$8,690
Net cash provided by (used in) investing activities	113,608	(11,344)	124,952
Net cash (used in) provided by financing activities	(113,791)	6,095	(119,886)

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs.  During 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs.  See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs.  Net cash provided by operating activities during the three months ended March 31, 2010 totaled $0.4 million, compared to net cash used in operating activities during the three months ended March 31, 2009 of $8.3 million.  An increase in property operating income combined with a reduction in general and administrative expense and interest accrued related to the Properties in Default that was unpaid as of March 31, 2010 were the drivers of the increase in cash provided by operating activities.  In 2010, we expect our operating cash flow to continue to improve as we continue to manage our property operating and general and administrative expenses and continue to work to dispose of properties with current and projected negative cash flow.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of construction and lease-up activity at our development properties and capital expenditures for our operating properties.  In the past, we also funded restricted cash reserves at loan inception which we then use to pay for activities at our operating properties.  Net cash provided by investing activities was $113.6 million during the three months ended March 31, 2010, compared to net cash used in investing activities of $11.3 million during the three months ended March 31, 2009, mainly due to proceeds received from the dispositions of Griffin Towers and 2385 Northside Drive.  Additionally, we significantly reduced the amount of discretionary funds spent on tenant improvements and leasing commissions and development activity in 2010 as compared to 2009, and our expenditures in 2010 are also lower due to property dispositions completed in 2009.  In 2010, we expect to continue the reduction in development and discretionary capital expenditure activity we began in 2009 as well as continue to use our restricted cash to pay for improvements at our operating properties.  We also expect to continue to receive the return of restricted cash held in collateral account by our swap counterparty as we settle our obligations.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any.  Net cash used in financing activities was $113.8 million during the three months ended March 31, 2010, compared to net cash provided by financing activities of $6.1 million during the three months ended March 31, 2009, primarily due to repayment of the 2385 Northside Drive construction loan and the partial repayment of the Griffin Towers mortgage upon disposition, with minimal borrowing activity during the three months ended March 31, 2010.  In 2010, we expect to continue to use funds received upon disposition of properties to repay the mortgage loans encumbering those properties.  Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future.

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

We are currently engaging in efforts to lease 17885 Von Karman, a 151,370 square foot office building located in Irvine, California to stabilization.  As we lease this property to stabilization (which will be challenging in the current market), we will continue to incur leasing costs, which will be funded through our existing construction loan.

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

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments at March 31, 2010, including any guaranteed or minimum commitments under contractual obligations.  The table does not reflect available debt extension options.

	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Principal payments on mortgage and other loans–
Consolidated	$171,552	$124,000	$400,000	$533,000	$—	$1,924,120	$3,152,672
Properties in Default (1)	1,746	1,266	365,470	—	—	520,000	888,482
Mortgage loan associated with real estate held for sale	—	—	52,000	—	—	—	52,000
Our share of unconsolidated joint venture (2)	27,882	21,411	266	281	297	110,145	160,282
Interest payments–
Consolidated - fixed-rate (3)	102,254	136,338	136,338	127,493	107,878	214,143	824,444
Consolidated - variable-rate (4)	27,005	30,162	22,527	—	—	—	79,694
Properties in Default (1)	121,043	91,785	65,400	56,635	56,635	133,219	524,717
Mortgage loan associated with real estate held for sale	2,014	2,685	669	—	—	—	5,368
Our share of unconsolidated joint venture (2)	7,445	7,219	6,124	6,095	6,079	3,332	36,294
Capital leases (5)–
Consolidated	893	596	348	266	135	354	2,592
Our share of unconsolidated joint venture (2)	17	23	24	4	—	—	68
Operating lease (6)	617	832	858	885	313	—	3,505
Lease termination agreement (7)	675	870	—	—	—	—	1,545
Property disposition obligations (8)	314	418	308	383	105	—	1,528
Tenant-related commitments (9)–
Consolidated	11,053	3,080	1,483	125	726	2,771	19,238
Properties in Default	4,233	1,581	270	93	2	1,064	7,243
Real estate held for sale	98	—	—	—	—	—	98
Our share of unconsolidated joint venture (2)	3,205	32	26	20	—	—	3,283
Parking easement obligations (10)	1,038	1,233	—	—	—	—	2,271
Air space and ground leases (11)–
Consolidated	2,498	3,330	3,330	3,330	3,720	345,493	361,701
Our share of unconsolidated joint venture (2), (12)	196	261	261	261	293	25,320	26,592
	$485,778	$427,122	$1,055,702	$728,871	$176,183	$3,279,961	$6,153,617
__________
(1)
Amounts shown for principal payments related to Properties in Default reflect the contractual maturity dates per the loan agreements.  The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable.  Amounts shown for interest related to Properties in Default are based on contractual and default interest rates per the loan agreements.  Interest and principal amounts that were contractually due and unpaid as of March 31, 2010 are included in the 2010 column.  Management does not intend to settle principal and interest amounts related to Properties in Default with unrestricted cash.  We expect that these amounts will be settled in a non-cash manner at the time of disposition.

(2)	Our share of the Maguire Macquarie joint venture is 20%.
(3)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.
(4)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.25% as of March 31, 2010 plus the contractual spread per the loan agreement, except for the 17885 Von Karman construction loan which is calculated using the floor interest rate of 5.00% per the loan agreement.

(5)	Includes principal and interest payments.
(6)	Includes operating lease obligations for sub-leased office space at 1733 Ocean.
(7)	Includes payments to be made pursuant to a lease termination agreement for fourth floor office space at 1733 Ocean.
(8)	Includes master lease obligations related to our Maguire Macquarie joint venture.
(9)
Tenant-related commitments are based on executed leases as of March 31, 2010.  Excludes a $0.2 million lease takeover obligation that we have mitigated through a sub-lease of that space to a third-party tenant.  We are not currently funding tenant-related commitments for Properties in Default.  Amounts are being funded by the special servicers using restricted cash held at the property-level.

(10)	Includes payments required under the amended parking easement for the 808 South Olive garage.
(11)
Includes an air space lease for Plaza Las Fuentes and ground leases for Two California Plaza and Brea Corporate Place.  The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration

MPG OFFICE TRUST, INC.

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

Related Party Transactions

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall Group.  A summary of our transactions and balances with the joint venture is as follows (in thousands):
	For the Three Months Ended
	March 31, 2010	March 31, 2009
Management, investment advisory and development fees and leasing commissions	$961	$1,543

	March 31, 2010	December 31, 2009
Accounts receivable	$1,505	$2,359
Accounts payable	(5)	(5)
	$1,500	$2,354

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.”  There have been no changes to these policies during the three months ended March 31, 2010.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Events

Park Place II Forbearance Agreement

In April 2010, the forbearance agreement between the special purpose property-owning subsidiaries that own Park Place II and the special servicer for the lender was amended.  This agreement expires upon the earlier of (i) the disposition of the property, (ii) 30 days after the termination of negotiations to sell the property or the termination of the purchase agreement once signed, or (iii) June 16, 2010.  If Park Place II has not sold by June 16, 2010, the special servicer has agreed to take one of the following actions within 30 days after the forbearance agreement terminates: (a) commence foreclosure proceedings, (b) take title to the property by way of a deed-in-lieu of foreclosure, (c) apply to the court for the appointment of a receiver, or (d) enter into an alternative arrangement that includes the full release of the Company from all obligations under the loan.

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brea Corporate Place and Brea Financial Commons Mortgage Loan

On May 1, 2010, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons.  This loan is now scheduled to mature on May 1, 2011.  We have one one-year extension remaining on this loan.  No cash paydown was made to extend the loan, and the loan terms remain unchanged.

207 Goode Construction Loan

On May 6, 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan.  In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment guaranty and extend the maturity date of the loan to August 1, 2010.  As a result of this extension, we no longer have loan proceeds available to fund leasing costs.  We are currently marketing this property for sale.  The maturity date of this loan can be further extended to November 1, 2010 subject to certain conditions.

Corporate Name Change

On May 7, 2010, the board of directors approved an amendment to our charter to change our name from Maguire Properties, Inc. to MPG Office Trust, Inc.  Our common and Series A preferred stock will continue to be listed on the NYSE under their current ticker symbols “MPG” and “MPG-PA.”  The board of directors also approved amendments to our certificate of limited partnership and limited partnership agreement to change the name of our Operating Partnership from Maguire Properties, L.P. to MPG Office Trust, L.P.

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

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of our performance is limited.  Other Equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other Equity REITs’ FFO.  As a result, FFO should be considered only as a supplement to net income (loss) as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for cash flows from operating activities (as computed in accordance with GAAP).

MPG OFFICE TRUST, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of net income (loss) available to common stockholders to FFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss) available to common stockholders	$18,580	$(53,890)

Add: Depreciation and amortization of real estate assets	34,988	45,526
Depreciation and amortization of real estate assets-
unconsolidated joint venture (1)	1,898	3,312
Net income (loss) attributable to common units of our Operating Partnership	2,584	(7,496)
Unallocated losses - unconsolidated joint venture (1)	(962)	—
Deduct: Gains on sale of real estate	16,591	22,520

Funds from operations available to common stockholders
and unit holders (FFO)	$40,497	$(35,068)

Company share of FFO (2)	$35,552	$(30,786)

FFO per share–basic	$0.73	$(0.64)
FFO per share–diluted	$0.72	$(0.64)
___________
(1)	Amount represents our 20% ownership interest in our joint venture with Charter Hall Group.
(2)	Based on a weighted average interest in our Operating Partnership of 87.8% for both the three months ended March 31, 2010 and 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010 for a discussion regarding our exposure to market risk.  Our exposure to market risk has not changed materially since year end 2009.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various litigation and other legal matters, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.  As described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” mortgage loans encumbering several of our properties are currently in default.  The resolution of some or all of these defaults may involve various legal actions, including court-appointed receiverships, damages claims and foreclosures.

Item 1A.	Risk Factors.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act).  In particular, statements relating to our liquidity and capital resources, prospective asset dispositions, portfolio performance and results of operations contain forward-looking statements.  Furthermore, all of the statements regarding future financial performance (including anticipated FFO, market conditions and demographics) are forward-looking statements.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management.  When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.  Those risks are also relevant to our performance and financial condition.  Moreover, we operate in a highly competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all of such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Recent Sales of Unregistered Securities: None.

(b)           Use of Proceeds from Registered Securities: None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

Item 3.	Defaults Upon Senior Securities.

Mortgage Loans

Six of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans.  Amounts due under these loans that are unpaid as of the date of this report are as follows (in thousands):

Property	Initial Default Date	Interest	Principal Amortization Payment	Impound Amounts	Total
550 South Hope	August 6, 2009	$17,638	$—	$2,403	$20,041
2600 Michelson	August 11, 2009	8,884	—	1,023	9,907
Park Place II	August 11, 2009	7,582	941	921	9,444
Stadium Towers Plaza	August 11, 2009	8,901	—	110	9,011
Pacific Arts Plaza	September 1, 2009	14,255	—	1,648	15,903
500 Orange Tower	January 6, 2010	4,699	—	1,102	5,801
		$61,959	$941	$7,207	$70,107

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

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock.  Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share.  As of April 30, 2010, we have missed six quarterly dividend payments totaling $28.6 million.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

4.1*	Form of Certificate of Common Stock of MPG Office Trust, Inc.
4.2*	Form of Certificate of Series A Preferred Stock of MPG Office Trust, Inc.
31.1*	Certification of Principal Executive Officer dated May 17, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 17, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated May 17, 2010 pursuant to
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

Date:	As of May 17, 2010

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ NELSON C. RISING
Nelson C. Rising
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)