Form 10-Q
period 2010-06-30
MPG Office Trust, Inc.
filed 2010-08-10
CIK 1204560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

             For the quarterly period ended June 30, 2010

or

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

  Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☐           Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2010
Common Stock, $0.01 par value per share	48,080,462 shares

MPG OFFICE TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments in real estate:
Land	$402,176	$461,129
Acquired ground leases	55,801	55,801
Buildings and improvements	2,661,416	2,801,409
Land held for development and construction in progress	176,853	184,627
Tenant improvements	314,722	329,713
Furniture, fixtures and equipment	19,567	19,519

	3,630,535	3,852,198
Less: accumulated depreciation	(680,262)	(659,753)

Investments in real estate, net	2,950,273	3,192,445

Cash and cash equivalents	70,732	90,982
Restricted cash	146,076	151,736
Rents and other receivables, net	8,416	6,589
Deferred rents	67,344	68,709
Due from affiliates	1,560	2,359
Deferred leasing costs and value of in-place leases, net	100,447	114,875
Deferred loan costs, net	16,491	20,077
Acquired above-market leases, net	5,871	8,160
Other assets	10,673	11,727

Total assets	$3,377,883	$3,667,659

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other loans	$3,992,724	$4,248,975
Accounts payable and other liabilities	206,036	195,441
Capital leases payable	1,993	2,611
Acquired below-market leases, net	62,618	77,609

Total liabilities	4,263,371	4,524,636

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,076,193 and 47,964,605 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	481	480
Additional paid-in capital	703,548	701,781
Accumulated deficit and dividends	(1,446,663)	(1,420,092)
Accumulated other comprehensive loss, net	(36,422)	(36,289)

Total stockholders’ deficit	(778,956)	(754,020)
Noncontrolling Interests:
Common units of our Operating Partnership	(106,532)	(102,957)

Total deficit	(885,488)	(856,977)

Total liabilities and deficit	$3,377,883	$3,667,659

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue:
Rental	$66,332	$69,035	$134,559	$136,429
Tenant reimbursements	24,177	25,551	49,284	52,419
Hotel operations	4,956	5,148	10,193	10,142
Parking	10,851	11,311	22,548	22,904
Management, leasing and development services	1,062	1,747	2,023	3,777
Interest and other	314	1,635	606	2,251

Total revenue	107,692	114,427	219,213	227,922

Expenses:
Rental property operating and maintenance	24,278	25,580	48,367	50,255
Hotel operating and maintenance	3,543	3,481	7,290	6,930
Real estate taxes	9,114	10,315	18,192	20,630
Parking	2,913	3,232	5,980	6,784
General and administrative	6,517	7,914	14,124	16,178
Other expense	1,593	1,639	3,032	3,143
Depreciation and amortization	31,524	38,064	65,091	74,844
Impairment of long-lived assets	10,688	236,557	10,688	236,557
Interest	66,864	52,472	133,234	123,747

Total expenses	157,034	379,254	305,998	539,068

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(49,342)	(264,827)	(86,785)	(311,146)
Equity in net loss of unconsolidated joint venture	196	(9,120)	397	(10,859)
Gain on sale of real estate	—	—	16,591	20,350

Loss from continuing operations	(49,146)	(273,947)	(69,797)	(301,655)

Discontinued Operations:
Loss from discontinued operations before gain on settlement of debt and gain on sale of real estate	(7,030)	(154,661)	(9,570)	(185,743)
Gain on settlement of debt	—	—	49,121	—
Gain on sale of real estate	—	—	—	2,170

(Loss) income from discontinued operations	(7,030)	(154,661)	39,551	(183,573)

Net loss	(56,176)	(428,608)	(30,246)	(485,228)
Net loss attributable to common units of our Operating Partnership	7,421	52,924	4,837	60,420

Net loss attributable to MPG Office Trust, Inc.	(48,755)	(375,684)	(25,409)	(424,808)
Preferred stock dividends	(4,766)	(4,766)	(9,532)	(9,532)

Net loss available to common stockholders	$(53,521)	$(380,450)	$(34,941)	$(434,340)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.97)	$(5.11)	$(1.43)	$(5.71)
(Loss) income from discontinued operations	(0.13)	(2.84)	0.71	(3.37)

Net loss available to common stockholders per share	$(1.10)	$(7.95)	$(0.72)	$(9.08)

Weighted average number of common shares outstanding	48,692,588	47,836,591	48,613,815	47,812,444

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(42,581)	$(239,910)	$(60,128)	$(263,653)
(Loss) income from discontinued operations	(6,174)	(135,774)	34,719	(161,155)

	$(48,755)	$(375,684)	$(25,409)	$(424,808)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss:	$(30,246)	$(485,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	(397)	10,859
Operating distributions received from unconsolidated joint venture, net	—	256
Depreciation and amortization	66,709	91,877
Impairment of long-lived assets	17,447	408,173
Gains on sale of real estate	(16,591)	(22,520)
Loss from early extinguishment of debt	485	588
Gain on settlement of debt	(49,121)	—
Deferred rent expense	1,023	1,022
Provision for doubtful accounts	1,383	2,003
Revenue recognized related to below-market leases, net of acquired above-market leases	(8,399)	(10,957)
Deferred rental revenue	(3,790)	(9,117)
Compensation cost for share-based awards, net	1,872	3,039
Amortization of deferred loan costs	3,426	4,214
Changes in assets and liabilities:
Rents and other receivables	(2,590)	2,444
Due from affiliates	799	(1,346)
Deferred leasing costs	(4,517)	(8,753)
Other assets	367	(1,901)
Accounts payable and other liabilities	33,542	6,845

Net cash provided by (used in) operating activities	11,402	(8,502)

Cash flows from investing activities:
Proceeds from dispositions of real estate, net	106,637	151,147
Expenditures for improvements to real estate	(11,344)	(41,926)
Decrease in restricted cash	5,633	46,914

Net cash provided by investing activities	100,926	156,135

Cash flows from financing activities:
Proceeds from:
Construction loans	2,781	17,506
Mortgage loans	—	1,499
Principal payments on:
Construction loans	(29,234)	(169,390)
Unsecured term loan	(7,420)	(11,788)
Mortgage loans	(98,087)	(1,268)
Capital leases	(618)	(852)
Payment of loan costs	—	(175)
Other financing activities	—	69

Net cash used in financing activities	(132,578)	(164,399)

Net change in cash and cash equivalents	(20,250)	(16,766)
Cash and cash equivalents at beginning of period	90,982	80,502

Cash and cash equivalents at end of period	$70,732	$63,736

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$92,196	$132,523

Supplemental disclosure of non-cash investing and financing activities:
Buyer assumption of mortgage loans secured by properties disposed of	$52,000	$119,567
Debt forgiven by lender	49,121	—
Mortgage loan satisfied in connection with deed-in-lieu of foreclosure	24,500	—
Increase in fair value of interest rate swaps and caps	895	13,376
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	916	9,821
Common units of our Operating Partnership converted to common stock	180	—

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, Park Place II (which was disposed of on July 9, 2010), 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower properties, whose mortgage loans were in default as of June 30, 2010. When discussing property statistics such as square footage and leased percentages, the term “Properties in Default” also includes Quintana Campus (a joint venture property in which we have a 20% interest), whose mortgage loan was in default as of June 30, 2010.

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 87.9% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages, a retail property and a hotel.

As of June 30, 2010, our Operating Partnership indirectly owns whole or partial interests in 27 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.9% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 13.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

Our property statistics as of June 30, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	15	22	9,831,593	5,781,954	17,549	9,831,593	5,781,954	17,549
Properties in Default	7	27	2,943,991	2,727,880	9,973	2,612,315	2,403,240	8,543
Unconsolidated joint venture	5	16	3,466,866	1,865,448	5,561	693,373	373,090	1,112

	27	65	16,242,450	10,375,282	33,083	13,137,281	8,558,284	27,204

Percentage Leased
Excluding Properties in Default			83.6%			83.0%

Properties in Default			71.2%			71.2%

Including Properties in Default			80.5%			80.7%

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of June 30, 2010, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. None of our properties, including the Properties in Default, meet the criteria to be held for sale as of June 30, 2010. The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of June 30, 2010 and December 31, 2009 and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon ultimate disposition of each property.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The following are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs:

—	Unrestricted and restricted cash;

—	Cash generated from operations;

—	Asset dispositions;

—	Cash generated from the contribution of existing assets to joint ventures;

—	Proceeds from additional secured or unsecured debt financings; and/or

—	Proceeds from public or private issuance of debt or equity securities.

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

In 2008, we announced our intent to sell certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $0.6 billion of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash to be used for general corporate purposes.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries were in default as of June 30, 2010 under six commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.5 million square feet (Stadium Towers Plaza, Park Place II, 2600 Michelson,

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Pacific Arts Plaza, 550 South Hope and 500 Orange Tower) as of June 30, 2010. As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of reaching a cooperative resolution for each asset quickly. We remain the title holder on each of these assets as of June 30, 2010. On July 9, 2010 we disposed of Park Place II. See Note 20 “Subsequent Events.”

During the first six months of 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman and Mission City Corporate Center, comprising a combined 1.0 million square feet of office space. While these transactions generated no net proceeds for us, they resulted in the elimination of $241.0 million of debt maturing in the next several years and the elimination of $10.7 million in repayment guaranties on our 2385 Northside Drive and 17885 Von Karman construction loans. With respect to the remainder of 2010 and beyond, we are actively marketing several non-core assets, some of which may be disposed of at or below the debt and a few that may potentially generate net proceeds within the next several years. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

—	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

—	Whether potential buyers will be able to secure financing; and

—	The length of time needed to find a buyer and to close the sale of a property.

With respect to recent dispositions, the marketing process has often been lengthier than anticipated and projecting sale prices has proved to be difficult. This trend may continue or worsen. We also have a limited number of assets remaining that we could potentially sell in the near term to generate net proceeds. We may be unable to complete the disposition of identified properties in the near term or at all, which could significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements. Some or all of these covenants could prevent or delay our ability to dispose of identified properties.

As of June 30, 2010, we had $4.0 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default. During the six months ended June 30, 2010, we made debt service payments totaling $100.1 million (including payments funded from reserves), none of which related to Properties in Default.

As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

and deteriorating economic conditions. Because of our limited unrestricted cash and the reduced market value of our assets when compared with the significant debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancings will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

Note 4—Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	June 30, 2010	December 31, 2009
Land held for development	$ 152,716	$151,889
Construction in progress	24,137	32,738

	$ 176,853	$184,627

We own undeveloped land that we believe can support up to approximately 5 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on our 2600 Michelson and Pacific Arts Plaza properties, which are in default.

In 2009, we completed construction at 207 Goode, an eight-story, 188,000 square foot office building located in Glendale, California and received a certificate of occupancy. The construction loan on this property matured on August 1, 2010. See Note 20 “Subsequent Events.”

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest expense	$ 1.0	$ 1.5	$ 2.1	$ 3.6
Indirect project costs	0.1	0.3	0.3	0.7

	$ 1.1	$ 1.8	$ 2.4	$ 4.3

Note 5—Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $4.1 million and $3.4 million as of June 30, 2010 and December 31, 2009, respectively. For the six months ended June 30, 2010 and 2009, we recorded a provision for doubtful accounts of $1.4 million and $2.0 million, respectively. The provision recorded during the six months ended June 30, 2010 was primarily related to the Properties in Default.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Acquired above-market leases
Gross amount	$39,771	$40,236
Accumulated amortization	(33,900)	(32,076)

	$5,871	$8,160

Acquired in-place leases
Gross amount	$137,871	$150,535
Accumulated amortization	(107,553)	(112,020)

	$30,318	$38,515

Acquired below-market leases
Gross amount	$(180,200)	$(192,307)
Accumulated amortization	117,582	114,698

	$(62,618)	$(77,609)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $8.1 million and $9.3 million for the six months ended June 30, 2010 and 2009, respectively. Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.3 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations was $5.5 million and $10.4 million for the six months ended June 30, 2010 and 2009, respectively. Amortization related to discontinued operations was $0.2 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-place Leases	Acquired Below- Market Leases
2010	$1,057	$4,809	$(9,593)
2011	1,984	7,453	(15,879)
2012	1,819	5,798	(13,393)
2013	901	4,483	(8,436)
2014	41	2,920	(5,108)
Thereafter	69	4,855	(10,209)

	$5,871	$30,318	$(62,618)

See Note 13 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7—Investment in Unconsolidated Joint Venture

We own a 20% interest in our joint venture with Charter Hall Group that owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Quintana Campus, Cerritos Corporate Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture. See Note 19 “Related Party Transactions” for a summary of income earned from the joint venture.

Balance Sheet Information

The joint venture’s condensed balance sheets are as follows (in thousands):

	June 30, 2010	December 31, 2009
Assets
Investments in real estate	$1,051,355	$1,048,502
Less: accumulated depreciation	(156,142)	(141,230)

Investments in real estate, net	895,213	907,272
Cash and cash equivalents, including restricted cash	21,243	21,415
Rents, deferred rents and other receivables, net	21,392	17,995
Deferred charges, net	30,086	33,953
Other assets	3,832	3,928

Total assets	$971,766	$984,563

Liabilities and Members’ Equity
Mortgage loans	$802,551	$804,110
Accounts payable, accrued interest payable and other liabilities	27,619	26,426
Acquired below-market leases, net	3,531	4,378

Total liabilities	833,701	834,914
Members’ equity	138,065	149,649

Total liabilities and members’ equity	$971,766	$984,563

During 2009, the joint venture defaulted on its $106.0 million mortgage loan encumbering the Quintana Campus by failing to make the required debt service payments, and the property was placed into receivership. As of June 30, 2010, the joint venture has not made 13 debt service payments, and the amount of unpaid interest on this loan totals $6.2 million. The Quintana Campus mortgage loan is not cross-collateralized or cross-defaulted with any other debt owed by Charter Hall Group or MPG Office Trust, Inc.

The weighted average interest rate on the joint venture’s mortgage loans was 5.27% as of both June 30, 2010 and December 31, 2009.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Statement of Operations Information

The joint venture’s condensed statements of operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue:
Rental	$19,369	$19,848	$39,068	$40,237
Tenant reimbursements	5,402	5,885	10,845	12,324
Parking	1,573	1,655	3,061	3,690
Interest and other	20	21	26	48

Total revenue	26,364	27,409	53,000	56,299

Expenses:
Rental property operating and maintenance	6,404	6,329	12,795	12,634
Real estate taxes	3,778	4,061	7,248	7,502
Parking	335	519	699	941
Depreciation and amortization	9,563	10,039	19,053	26,599
Impairment of long-lived assets	—	50,254	—	50,254
Interest	10,833	10,872	21,556	21,681
Other	1,969	1,257	3,232	2,504

Total expenses	32,882	83,331	64,583	122,115

Net loss	$(6,518)	$(55,922)	$(11,583)	$(65,816)

Company share	$(1,304)	$(11,184)	$(2,317)	$(13,163)
Intercompany eliminations	248	279	500	519
Unallocated losses	1,252	1,785	2,214	1,785

Equity in net loss of unconsolidated joint venture	$196	$(9,120)	$397	$(10,859)

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments–Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General. As a result, during the six months ended June 30, 2010, we did not record losses totaling $2.2 million as part of our equity in net loss of unconsolidated joint venture in our consolidated statement of operations because our basis in the joint venture has been reduced to zero. As of June 30, 2010, the cumulative unallocated losses total $6.2 million. We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8—Mortgage and Other Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	June 30, 2010	December 31, 2009
Floating-Rate Debt
Unsecured term loan (1)	5/1/2011	LIBOR + 3.75%	$15,000	$22,420
207 Goode construction loan (2)	8/1/2010	LIBOR + 1.80%	13,151	22,444

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (3)	9/29/2010	LIBOR + 3.25%	90,600	92,600
Brea Corporate Place (4)	5/1/2011	LIBOR + 1.95%	70,468	70,468
Brea Financial Commons (4)	5/1/2011	LIBOR + 1.95%	38,532	38,532

Total variable-rate mortgage loans			199,600	201,600

Variable-Rate Swapped to Fixed-Rate Loans:
KPMG Tower (5)	10/9/2012	7.16%	400,000	400,000
207 Goode construction loan (2)	8/1/2010	7.36%	25,000	25,000

Total variable-rate swapped to fixed-rate loans			425,000	425,000

Total floating-rate debt			652,751	671,464

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	470,000	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
City Tower	5/10/2017	5.85%	140,000	140,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
The City—3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460

Total fixed-rate debt			2,457,120	2,457,120

Total debt, excluding Properties in Default			3,109,871	3,128,584

Properties in Default
Pacific Arts Plaza (6)	4/1/2012	9.15%	270,000	270,000
550 South Hope Street (7)	5/6/2017	10.67%	200,000	200,000
500 Orange Tower (8)	5/6/2017	10.88%	110,000	110,000
2600 Michelson (9)	5/10/2017	10.69%	110,000	110,000
Stadium Towers Plaza (10)	5/11/2017	10.78%	100,000	100,000
Park Place II (11)	3/11/2012	10.39%	98,274	98,482

Total Properties in Default			888,274	888,482

Properties disposed of during 2010
2385 Northside Drive			—	17,506
17885 Von Karman			—	24,154
Mission City Corporate Center			—	52,000
Griffin Towers			—	145,000

Total properties disposed of during 2010			—	238,660

Total consolidated debt			3,998,145	4,255,726
Debt discount			(5,421)	(6,751)

Total consolidated debt, net			$3,992,724	$4,248,975

(1)	This loan bears interest at a variable rate of LIBOR plus 3.75%.

(2)	This loan bears interest at LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%. This loan matured on August 1, 2010. See Note 20 “Subsequent Events.”

(3)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(4)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. A one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(5)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(6)	Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payments under this loan that were due beginning on September 1, 2009 and continuing through and including August 1, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(7)	Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due beginning on August 6, 2009 and continuing through and including August 6, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(8)	Our special purpose property-owning subsidiary that owns the 500 Orange Tower property failed to make the debt service payments under this loan that were due beginning on January 6, 2010 and continuing through and including August 6, 2010. See Note 13 “Properties in Default.”

(9)	Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including July 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(10)	Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including July 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(11)	Our special purpose property-owning subsidiary that owns the Park Place II property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including July 9, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.” This property was disposed of on July 9, 2010. See Note 20 “Subsequent Events.”

As of June 30, 2010 and December 31, 2009, one-month LIBOR was 0.35% and 0.23%, respectively, while the prime rate was 3.25% as of June 30, 2010 and December 31, 2009. The weighted average interest rate of our consolidated debt was 6.56% (or 5.52% excluding Properties in Default) as of June 30, 2010 and 6.40% (or 5.56% excluding Properties in Default) as of December 31, 2009.

Excluding mortgage loans associated with Properties in Default, as of June 30, 2010, $0.6 billion of our consolidated debt may be prepaid without penalty, $1.4 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements) and $1.1 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

Operating Partnership Contingent Obligations

In connection with the issuance of otherwise non-recourse loans obtained by certain special purpose property-owning subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans. These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the special purpose property-owning subsidiaries be unable to satisfy certain obligations under otherwise non-recourse loans. These guaranties are in the form of (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term and (2) the guaranty of debt service payments (as defined in the applicable loan documents) for a period of time (but not the guaranty of repayment of principal). These are partial guaranties of certain otherwise non-recourse debt of special purpose property-owning subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In addition to the guaranties described above, all of the Company’s $4.0 billion consolidated debt is subject to “non-recourse carve out” guarantees that expire upon termination of the underlying loans. Under these guarantees, these non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

—	The special purpose property-owning subsidiary’s or Operating Partnership’s filing a voluntary petition for bankruptcy;

—	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

—	Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

—	Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of our Operating Partnership or the Company.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, liens which are senior to the mortgage loan and outstanding security deposits.

As of June 30, 2010, the Company has not triggered any of the “non-recourse carve out” guarantees on its non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $4.0 billion as of June 30, 2010). Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered.

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. We were in compliance with such covenants as of June 30, 2010.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Loan Extensions

Brea Corporate Place and Brea Financial Commons Mortgage Loan—

On May 1, 2010, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons. This loan is now scheduled to mature on May 1, 2011. We have a one-year extension remaining on this loan. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

207 Goode Construction Loan—

On May 6, 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan. In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment guaranty and extend the maturity date of the loan. This construction loan matured on August 1, 2010. See Note 20 “Subsequent Events.”

Dispositions

17885 Von Karman—

In May 2010, we completed a deed-in-lieu of foreclosure with the lender to dispose of 17885 Von Karman located in Irvine, California. Prior to the deed-in-lieu of foreclosure, we made a $1.9 million paydown on the construction loan and funded an additional $1.1 million to facilitate the disposition of this property. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the remaining $24.5 million balance due on the construction loan. Our Operating Partnership has no further obligation with respect to the construction loan.

Mission City Corporate Center—

In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan related to this property was assumed by the buyer upon disposition. We recorded a $0.1 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

Note 9—Noncontrolling Interests

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by MPG Office Trust, Inc. As of June 30, 2010 and December 31, 2009, our limited partners’ ownership interest in MPG Office, L.P. was 12.1% and 12.2%, respectively. Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time. At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

During the three months ended June 30, 2010, we issued 65,164 shares of our common stock in exchange for Operating Partnership units redeemed by the holder. There were no Operating Partnership units redeemed during the fiscal year ended December 31, 2009.

As of June 30, 2010 and December 31, 2009, 6,609,409 and 6,674,573 noncontrolling common units, respectively, of our Operating Partnership were outstanding. These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheet. As of June 30, 2010 and December 31, 2009, the aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership was $19.4 million and $10.1 million, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership. In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Net loss attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet and statement of equity/(deficit) to account for any change in ownership percentage during the period. For both the three and six months ended June 30, 2010 and 2009, our limited partners’ weighted average share of our net loss was 12.2%.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10—Comprehensive Loss and Deficit

Comprehensive Loss

The changes in the components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net loss	$(56,176)	$(428,608)	$(30,246)	$(485,228)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net loss	(282)	(406)	(1,330)	(971)

Interest rate swaps:
Unrealized holding gains	531	10,001	923	13,378
Reclassification adjustment for realized losses included in net loss	—	26	—	26
Reclassification adjustment for unrealized losses included in net loss	—	—	—	15,255

	531	10,027	923	28,659

Interest rate caps:
Unrealized holding (losses) gains	(28)	7	(28)	(2)
Reclassification adjustment for realized losses included in net loss	121	133	279	160

	93	140	251	158

Comprehensive loss	$(55,834)	$(418,847)	$(30,402)	$(457,382)

Comprehensive loss attributable to:
MPG Office Trust, Inc.	$(49,034)	$(367,115)	$(26,708)	$(400,363)
Common units of our Operating Partnership	(6,800)	(51,732)	(3,694)	(57,019)

	$(55,834)	$(418,847)	$(30,402)	$(457,382)

The components of accumulated other comprehensive loss, net are as follows (in thousands):

	June 30, 2010	December 31, 2009
Deferred gain on assignment of interest rate swap agreements, net	$3,642	$4,972
Interest rate swap	(36,733)	(37,656)
Interest rate caps	(70)	(321)

	$(33,161)	$(33,005)

Accumulated other comprehensive loss, net attributable to:
MPG Office Trust, Inc.	$(36,422)	$(36,289)
Common units of our Operating Partnership	3,261	3,284

	$(33,161)	$(33,005)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	MPG Office Trust, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2009	$(754,020)	$(102,957)	$(856,977)
Net loss	(25,409)	(4,837)	(30,246)
Redemption of common units of our Operating Partnership	(119)	119	—
Adjustment for preferred dividends not declared	(1,162)	1,162	—
Compensation cost for share-based awards	1,891	—	1,891
Other comprehensive loss	(137)	(19)	(156)

Balance, June 30, 2010	$(778,956)	$(106,532)	$(885,488)

Balance, December 31, 2008	$(19,662)	$—	$(19,662)
Net loss	(424,808)	(60,420)	(485,228)
Adjustment for preferred dividends not declared	(1,164)	1,164	—
Compensation cost for share-based awards	3,092	—	3,092
Other comprehensive income	24,445	3,401	27,846

Balance, June 30, 2009	$(418,097)	$(55,855)	$(473,952)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations was $1.9 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the total unrecognized compensation cost related to unvested share-based payments was $10.4 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately three years.

Note 12—Earnings per Share

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Diluted net loss available to common stockholders is computed by dividing reported net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during each period. The impact of noncontrolling common units of our Operating Partnership outstanding is considered in the calculation of diluted net loss available to common stockholders. The noncontrolling common units are not reflected in the calculation of diluted net loss available to common stockholders because the exchange of common units into common stock is on a one-for-one basis, and the noncontrolling common units already receive their share of our net loss in the consolidated statement of operations on a basis equal to that of our common stock. Accordingly, any exchange of noncontrolling common units would not have any effect on diluted loss to common stockholders per share.

A reconciliation of loss per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net loss attributable to MPG Office Trust, Inc.	$(48,755)	$(375,684)	$(25,409)	$(424,808)
Preferred stock dividends	(4,766)	(4,766)	(9,532)	(9,532)

Net loss available to common stockholders	$(53,521)	$(380,450)	$(34,941)	$(434,340)

Denominator:
Weighted average number of common shares outstanding (basic and diluted)	48,692,588	47,836,591	48,613,815	47,812,444

Net loss available to common stockholders per share–basic and diluted	$(1.10)	$(7.95)	$(0.72)	$(9.08)

For the three months ended June 30, 2010, approximately 1,082,000 restricted stock units, 1,145,000 nonqualified stock options and 72,000 shares of nonvested restricted stock were excluded from the calculation of diluted earnings per shares because they were anti-dilutive due to our net loss position. For the three months ended June 30, 2009, approximately 674,000 restricted stock units, 180,000 shares of nonvested restricted stock and 90,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. For the six months ended June 30, 2010, approximately 1,082,000 restricted stock units, 876,000 nonqualified stock options and 72,000 shares of nonvested restricted stock were excluded from the calculation of diluted earnings per shares because they were anti-dilutive due to our net loss position. For the six months ended June 30, 2009, approximately 674,000 restricted stock units, 180,000 shares of nonvested restricted stock and 75,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Note 13—Properties in Default

Overview

As part of our strategic disposition program, certain of our special purpose property-owning subsidiaries were in default as of June 30, 2010 under six CMBS mortgages secured by the following office properties: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower. As of June 30, 2010, 2600 Michelson and Pacific Arts Plaza are in receivership.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	June 30, 2010	December 31, 2009
Investments in real estate, net	$616,714	$625,721
Restricted cash	33,341	24,506
Deferred leasing costs and value of in-place leases, net	15,532	17,347
Other	15,022	13,055

Assets associated with Properties in Default	$680,609	$680,629

Mortgage loans	$888,274	$888,482
Accounts payable and other liabilities	77,159	33,390
Acquired below-market leases, net	19,140	21,944

Obligations associated with Properties in Default	$984,573	$943,816

As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

Intangible Assets and Liabilities

As of June 30, 2010, our estimate of the benefit to rental income of amortization of acquired below-market leases, net of acquired above-market leases, related to Properties in Default is $2.5 million, $3.1 million, $2.4 million, $2.0 million, $1.5 million and $7.3 million for 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Mortgage Loans

The interest expense recorded in our consolidated statement of operations for the six months ended June 30, 2010 related to mortgage loans in default is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	11	$5,702	$5,028
2600 Michelson	August 11, 2009	11	3,149	2,765
Park Place II (1)	August 11, 2009	11	2,661	2,478
Stadium Towers Plaza	August 11, 2009	11	2,908	2,514
Pacific Arts Plaza	September 1, 2009	10	6,995	5,430
500 Orange Tower	January 6, 2010	6	3,253	2,689

			$24,668	$20,904

(1)	We disposed of Park Place II on July 9, 2010. See Note 20 “Subsequent Events.”

Amounts shown in the table above reflect contractual and default interest calculated per the terms of the loan agreements. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

reaching a cooperative resolution for each asset quickly. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the loans in default as of June 30, 2010, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

Fair Value of Mortgage Loans

The carrying amount of mortgage loans encumbering the Properties in Default totals $888.3 million as of June 30, 2010, and they bear contractual interest at rates ranging from 9.15% to 10.88%. As of June 30, 2010, we did not calculate the fair value of these loans as it was not practicable to do so as there is substantial uncertainty as to their market value and when and how they will be settled.

Note 14—Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Topic 360, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

—	Change in strategy resulting in an increased or decreased holding period;

—	Low occupancy levels;

—	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

—	Properties adjacent to or located in the same submarket as those with recent impairment issues;

—	Significant decrease in market price;

—	Tenant financial problems; and/or

—	Experience of our competitors in the same submarket.

During the three months ended June 30, 2010, we performed an impairment analysis on our properties that showed indications of potential impairment based on the indicators described above. As a result of this analysis, we recorded impairment charges related to our investments in real estate totaling $17.5 million, of which $10.7 million was recorded in continuing operations and $6.8 million in discontinued operations. Other than the properties discussed below, no other real estate assets in our portfolio were determined to be impaired as of June 30, 2010 as a result of our analysis.

The $10.7 million charge recorded in continuing operations represents the writedown to estimated fair value of 207 Goode as of June 30, 2010. Our investment in this property was impaired as a result of a decrease in the expected holding period due to its pending disposition. We estimated the fair value of 207 Goode using offers received during the recent marketing process for this property.

The $6.8 million charge recorded in discontinued operations represents the writedown to fair value of 17885 Von Karman as a result of its disposition. The fair value of this property was calculated based on the value assigned to the property in the deed-in-lieu transaction with the lender.

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets would have been impaired at June 30, 2010. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

Note 15—Dispositions and Discontinued Operations

Dispositions

A summary of our property dispositions for the six months ended June 30, 2010 is as follows (amounts in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Quarter	Debt Satisfied	Gain/ (Impairment) Recorded (1)	Loss from Early Extinguishment
2385 Northside Drive (2)	San Diego, CA	89,000	Q1	$17.6	$—	$—
Griffin Towers (3)	Santa Ana, CA	547,000	Q1	145.0	49.1	0.4
17885 Von Karman (4)	Irvine, CA	151,000	Q2	26.4	(6.7)	—
Mission City Corporate Center	San Diego, CA	191,000	Q2	52.0	—	0.1

(1)	Gains on disposition are recorded in the consolidated statement of operations in the period the property is disposed of. Impairment losses are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

(2)	In 2009, we recorded a $9.9 million impairment charge to reduce our investment in 2385 Northside Drive to its estimated fair value as of December 31, 2009. No gain or additional impairment was recorded during the three months ended March 31, 2010 upon disposition of this property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(3)	In 2009, we recorded a $90.0 million impairment charge to reduce our investment in Griffin Towers to its estimated fair value as of December 31, 2009. A gain of $49.1 million was recorded during the three months ended March 31, 2010 as a result of debt that was forgiven by the lender upon disposition.

(4)	In 2009, we recorded a $9.8 million impairment charge to reduce our investment in 17885 Von Karman to its estimated fair value as of December 31, 2009. We recorded a $6.7 million impairment charge during the three months ended June 30, 2010 upon disposition of this property.

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

17885 Von Karman—

In May 2010, we completed a deed-in-lieu of foreclosure with the lender to dispose of 17885 Von Karman located in Irvine, California. Prior to the deed-in-lieu of foreclosure, we made a $1.9 million paydown on the construction loan and funded an additional $1.1 million to facilitate the disposition of this property. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the remaining $24.5 million balance due on the construction loan.

Mission City Corporate Center—

In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan related to this property was assumed by the buyer upon disposition.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue:
Rental	$1,381	$19,790	$5,801	$38,984
Tenant reimbursements	185	1,086	418	2,057
Parking	31	1,493	283	3,158
Other	—	767	17	1,446

Total revenue	1,597	23,136	6,519	45,645

Expenses:
Rental property operating and maintenance	540	7,065	1,936	13,855
Real estate taxes	177	3,024	594	6,080
Parking	43	956	176	1,872
Depreciation and amortization	121	8,203	1,618	17,033
Impairment of long-lived assets	6,759	148,116	6,759	171,616
Interest	881	10,056	4,521	20,344
Loss from early extinguishment of debt	106	377	485	588

Total expenses	8,627	177,797	16,089	231,388

Loss from discontinued operations before gain on settlement of debt and gain on sale of real estate	(7,030)	(154,661)	(9,570)	(185,743)
Gain on settlement of debt	—	—	49,121	—
Gain on sale of real estate	—	—	—	2,170

(Loss) income from discontinued operations	$(7,030)	$(154,661)	$39,551	$(183,573)

The results of operations of 18581 Teller (which was disposed of during first quarter 2009), City Parkway and 3161 Michelson (which were disposed of during second quarter 2009), Park Place I (which was disposed of during third quarter 2009), 130 State College and Lantana Media Campus (which were disposed of during fourth quarter 2009), 2385 Northside Drive and Griffin Towers (which were disposed of during first quarter 2010) and 17885 Von Karman and Mission City Corporate Center (which were disposed of during second quarter 2010) are presented as discontinued operations in our consolidated statements of operations.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. During the six months ended June 30, 2010 and 2009, we recorded tax provisions of approximately $0.5 million and $0.6 million, respectively, which are included in other expense in our consolidated statements of operations.

MPG Office Trust, Inc. has a net operating loss (“NOL”) carryforward of approximately $608 million as of December 31, 2009. This amount can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders.

Note 17—Fair Value Measurements

Non-Recurring Measurements

As of June 30, 2010, our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate	$47,841	$—	$47,841	$—	$(17,447)

As a result of our review of the fair value of our investments in real estate during the three months ended June 30, 2010, investments in real estate with a carrying value of $65.3 million were written down to their estimated fair value of $47.8 million during the three months ended June 30, 2010, resulting in impairment charges totaling $17.5 million.

The $10.7 million charge recorded in continuing operations represents the writedown of our investment in 207 Goode to estimated fair value as a result of a decrease in the expected holding period due to its pending disposition.

During the three months ended June 30, 2010, we disposed of 17885 Von Karman and recorded an impairment charge in discontinued operations of $6.8 million. This asset had a fair value of $23.7 million at the time it was disposed of. The fair value of this property was calculated based on the value assigned to the property in the deed-in-lieu transaction with the lender.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Recurring Measurements

As of June 30, 2010 and December 31, 2009, our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
June 30, 2010	$(40,687)	$—	$(40,687)	$—
December 31, 2009	(41,610)	—	(41,610)	—

The value of our interest rate caps is immaterial as of June 30, 2010 and December 31, 2009.

Note 18—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow. Our construction loan, some of our mortgage loans and our unsecured term loan bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in other accumulated comprehensive loss in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion, if any, of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

A summary of the fair value of our derivative financial instruments as of June 30, 2010 and December 31, 2009 is as follows (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2010	December 31, 2009
Derivatives designated as cash flow hedging instruments: Interest rate swap	Accounts payable and other liabilities	$(40,687)	$(41,610)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	For the Three Months Ended June 30, 2010		For the Six Months Ended June 30, 2010
	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$531	$—	$923	$—

	For the Three Months Ended June 30, 2009		For the Six Months Ended June 30, 2009
	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Location of (Loss) Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$10,001	$—	$10,935	$—
Forward-starting interest rate swap	—	(26)	2,443	(15,281)	Interest expense

	Amount of Gain/(Loss) Recognized in Statement of Operations		Location of Gain/(Loss) Recognized in Statement of Operations
	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Derivatives not designated as hedging instruments:
Forward-starting interest rate swap	$3,941	$(11,340)	Interest expense

Interest Rate Swap—

As of June 30, 2010 and December 31, 2009, we held an interest rate swap with a notional amount of $425.0 million, which was equal to the exposure hedged. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”). As of June 30, 2010 and December 31, 2009, we had transferred $38.7 million and $40.1 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets. The amount we would need to pay our counterparty as of June 30, 2010 to terminate the swap totals $43.7 million.

During the remainder of 2010, we expect to receive a return of approximately $7 million to $9 million of previously-posted cash collateral from our counterparty. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other loans (excluding Properties in Default) is $2,514.7 million (compared to a carrying amount of $3,109.9 million) as of June 30, 2010. We calculated the fair value of these mortgage and other loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

See Note 13 “Properties in Default—Fair Value of Mortgage Loans” for the estimated fair value as of June 30, 2010 of loans encumbering the Properties in Default.

Note 19—Related Party Transactions

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall Group. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Management, investment advisory and development fees and leasing commissions	$985	$1,704	$1,946	$3,247

	June 30, 2010	December 31, 2009
Accounts receivable	$1,560	$2,359
Accounts payable	(1)	(5)

	$1,559	$2,354

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations. Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheets. The joint venture’s balances were current as of June 30, 2010 and December 31, 2009.

Note 20—Subsequent Events

Park Place II—

On July 9, 2010, we facilitated the conveyance of Park Place II located in Irvine, California to a third party in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to pay the $98.3 million principal balance of the loan as well as accrued contractual and default interest. The assets and liabilities of Park Place II will be removed from our consolidated balance sheet in the third quarter of 2010.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

207 Goode—

On August 1, 2010, our construction loan matured. We are currently working cooperatively with the lender to dispose of this asset. We will continue to manage the property for a period of up to 90 days until the property is either sold or a receiver is appointed. We are not obligated to make debt service payments to the lender and fund property operating costs subsequent to August 1, 2010. Management expects that this loan will be settled without any additional cash payment.

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

As of June 30, 2010, our Operating Partnership indirectly owns whole or partial interests in 27 office and retail properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 13.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office, hotel and retail properties from which we derive our net income or loss, which we recognize in accordance with GAAP. The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

Our property statistics as of June 30, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	15	22	9,831,593	5,781,954	17,549	9,831,593	5,781,954	17,549
Properties in Default	7	27	2,943,991	2,727,880	9,973	2,612,315	2,403,240	8,543
Unconsolidated joint venture	5	16	3,466,866	1,865,448	5,561	693,373	373,090	1,112

	27	65	16,242,450	10,375,282	33,083	13,137,281	8,558,284	27,204

Percentage Leased
Excluding Properties in Default			83.6%			83.0%

Properties in Default			71.2%			71.2%

Including Properties in Default			80.5%			80.7%

As of June 30, 2010, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position is as follows (in millions):

June 30, 2010
Restricted cash:
Leasing and capital expenditure reserves	$21.7
Tax, insurance and other working capital reserves	26.6
Prepaid rent	24.2
Collateral accounts	40.3

Total restricted cash, excluding Properties in Default	112.8
Unrestricted cash and cash equivalents	70.7

Total restricted cash and unrestricted cash and cash equivalents, excluding Properties in Default	183.5
Restricted cash of Properties in Default	33.3

$216.8

The leasing and capital expenditure, tax, insurance and other working capital and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. Of the $40.3 million held in cash collateral accounts by our counterparties as of June 30, 2010, we expect to receive a return of swap collateral of between approximately $7 million to $9 million during the remainder of 2010.

In connection with past property acquisitions and loan refinancings, we typically reserved a portion of the loan proceeds at closing in restricted cash accounts to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants, (2) non-recurring discretionary capital expenditures, such as major lobby renovations, and (3) future payments of interest (debt service). As of June 30, 2010, we had a total of $20.7 million of leasing reserves and $1.0 million of capital expenditure reserves. For a number of the properties with such reserves, particularly in Orange County, the monthly debt service requirements exceed the monthly cash generated from operations. For assets we do not dispose of, we expect this cash flow deficit to continue unless we are able to stabilize those properties through lease-up. Stabilization is challenging in the current market, and lease-up may be costly and take a significant period of time.

The following is a summary of our available leasing reserves (excluding Properties in Default) as of June 30, 2010 (in millions):

Restricted Cash Accounts
LACBD	$8.9
Orange County	9.1
Tri-Cities	2.7

$20.7

Historically, we have relied heavily upon leasing reserves to fund ongoing leasing costs. At our LACBD and Tri-Cities properties, these leasing reserves have been exhausted in large part, and future leasing costs will need to be funded primarily from property-generated cash flow. With respect to our Orange County assets, we continue to have adequate leasing reserves at our Brea Corporate Place, Brea Financial Commons and 3800 Chapman properties to fund leasing costs for the next several years, while the leasing reserves at City Tower have effectively been fully utilized.

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

Occupancy levels. There was negative absorption in 2009 in most of our submarkets, and our overall occupancy levels declined in 2009. We expect our occupancy levels during the remainder of 2010 to be lower than 2009 levels for the following reasons (among others):

—	Leasing activity in general continues to be soft in all of our submarkets.

—	Many of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent), and there is currently limited availability of credit.

—	The financial crisis has resulted in many companies shifting to a more cautionary mode with respect to leasing. Rather than expanding, many current and potential tenants are looking to consolidate, cut overhead and preserve operating capital. Many existing and potential tenants are also deferring strategic decisions, including entering into new, long-term leases.

—	We are facing competition from high-quality, recently-completed sublease space that is currently available, particularly in the LACBD.

—	Increased firm failures and rising unemployment have limited the tenant base.

—	Our liquidity challenges and recent and potential future asset dispositions and loan defaults may impact potential tenants’ willingness to enter into leases with us.

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

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of June 30, 2010, our 20 largest tenants represented 51.3% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate. Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition. This resulted in increased lease defaults and decreased rent collectability in 2009. This trend may continue or worsen through year-end 2010 and beyond. In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, and we incurred routine transaction costs (including professional fees and commissions). In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

costs in protecting our investment. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation (the “FDIC”) is acting as receiver.

Asset Dispositions—

In 2008, we announced our intent to sell certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $0.6 billion of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash to be used for general corporate purposes. During 2010, we closed the following transactions:

—	In March 2010, we disposed of Griffin Towers located in Santa Ana, California. We received proceeds of $89.4 million, net of transactions costs, which were combined with $6.5 million of restricted cash reserves released to us by the lender to partially repay the $125.0 million mortgage loan secured by this property. We were relieved of the obligation to pay the remaining $49.1 million due under the mortgage and senior mezzanine loans by the lender.

—	In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property. Our Operating Partnership has no further obligation with respect to the construction loan.

—	In May 2010, we completed a deed-in-lieu of foreclosure with the lender to dispose of 17885 Von Karman located in Irvine, California. Prior to the deed-in-lieu of foreclosure, we made a $1.9 million paydown on the construction loan and funded an additional $1.1 million to facilitate the disposition of this property. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the remaining $24.5 million balance due on the construction loan. Our Operating Partnership has no further obligation with respect to the construction loan.

—	In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan related to this property was assumed by the buyer upon disposition.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries were in default as of June 30, 2010 under six CMBS mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.5 million square feet (Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope and 500 Orange Tower). As a result of the defaults under these mortgage loans, the special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of reaching a cooperative resolution for each asset quickly. We remain the title holder on each of these assets as of June 30, 2010. On July 9, 2010, we disposed of Park Place II. See “Subsequent Events.”

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

With respect to the remainder of 2010 and beyond, we are actively marketing several non-core assets, some of which may be disposed of at or below the debt and a few that may potentially generate net proceeds within the next several years. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

—      Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

—       Whether potential buyers will be able to secure financing; and

—      The length of time needed to find a buyer and to close the sale of a property.

With respect to recent dispositions, the marketing process has often been lengthier than anticipated and projecting sale prices has proved to be difficult. This trend may continue or worsen. We also have a limited number of assets remaining that we could potentially sell in the near term to generate net proceeds. We may be unable to complete the disposition of identified properties in the near term or at all, which could significantly impact our liquidity situation.

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

Furthermore, we agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 56.4% of our Effective Portfolio’s aggregate annualized rent as of June 30, 2010 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

—      Gas Company Tower (initial expiration in 2012, with final expiration in 2015);

—      US Bank Tower (initial expiration in 2012, with final expiration in 2015);

—      KPMG Tower (initial expiration in 2012, with final expiration in 2015);

—      Wells Fargo Tower (extended expiration in 2011, with final expiration in 2013); and

—      Plaza Las  Fuentes (excluding the Westin® Pasadena Hotel) (extended expiration  in 2011, with final expiration in 2013).

During the three months ended June 30, 2010, the tax indemnification periods for Wells Fargo Tower and Plaza Las Fuentes (excluding the Westin® Pasadena Hotel) were extended. These

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

indemnifications now expire in 2011, subject to further extension until 2013 if certain requirements are met by Mr. Maguire.

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

As of June 30, 2010, we have executed leases (excluding those related to Properties in Default) that contractually commit us to pay $17.3 million in unpaid leasing costs, of which $3.1 million is contractually due in 2011, $1.5 million in 2012, $0.1 million in 2013 and $3.5 million in 2014 and beyond. The remaining $9.1 million is contractually available for payment to tenants upon request during 2010, but actual payment is largely determined by the timing of requests from those tenants.

As part of our effort to preserve cash, we intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term. Given the current economic environment, this is likely to result in a decrease in the number of leases we execute and average rental rates. In addition, for leases that we do execute, we expect that routine tenant concessions will increase.

As included in the summary table of available leasing reserves shown above, we have $20.7 million in available leasing reserves as of June 30, 2010. We incurred approximately $14 per square foot, $21 per square foot, $40 per square foot and $24 per square foot in leasing costs on new and renewal leases executed during the six months ended June 30, 2010 and the years ended December 31, 2009, 2008 and 2007, respectively. Actual leasing costs incurred will fluctuate as described above.

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

Payments in Connection with Loans—

Debt Service. As of June 30, 2010, we had $4.0 billion of total consolidated debt, including $0.9 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default. During the six months ended June 30, 2010, we made debt service payments totaling $100.1 million (including payments funded from reserves), none of which related to Properties in Default.

Principal Payment Obligations. As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. We do not have any committed financing sources available to refinance our debt as it matures. For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of our debt maturing in 2010, 2011 and 2012 is as follows (in millions):

	2010	2011	2012	Maturity Date if Fully Extended
Unsecured term loan	$—	$15.0	$—
207 Goode construction loan	38.2	—	—
Mortgage loans:
Brea Corporate Place/Brea Financial Commons	—	109.0	—	2012
Plaza Las Fuentes	90.6	—	—	2013
KPMG Tower	—	—	400.0

Total debt, excluding Properties in Default	128.8	124.0	400.0
Properties in Default (1)
Park Place II (2)	1.5	1.3	95.5
Pacific Arts Plaza	—	—	270.0

	$130.3	$125.3	$765.5

(1)	Amounts shown related to Properties in Default reflect the contractual maturity dates per the loan agreements. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Principal amounts that were contractually due and unpaid as of June 30, 2010 are included in the 2010 column. Management does not intend to settle principal amounts related to Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

(2)	We disposed of Park Place II on July 9, 2010. See “Subsequent Events.”

Our unsecured term loan matures in May 2011. We have no right to extend this loan and expect to repay this loan at maturity using cash on hand.

Our 207 Goode construction loan matured on August 1, 2010. Management expects that this loan will be settled in a non-cash manner. See “Subsequent Events.”

Our Brea Corporate Place/Brea Financial Commons mortgage was extended to May 2011. We have a one-year extension option remaining as of June 30, 2010. The extension requires that we meet a debt service coverage ratio test and deliver an interest rate cap. If we are unable to fulfill the extension conditions, we could elect to make a paydown on this loan in order to obtain an extension. We currently meet the debt service coverage ratio needed to extend this loan until May 2012.

Our Plaza Las Fuentes mortgage loan matures in September 2010. This loan has three one-year extension options remaining as of June 30, 2010. The extension requirements include, among other things, meeting a debt service coverage ratio test and a loan-to-value test. We do not meet the debt service coverage ratio and loan-to-value tests needed to extend this loan. We expect to pay approximately $7 million to $15 million to extend this loan using cash on hand.

Our KPMG Tower mortgage matures in October 2012. Based on current underwriting standards, we expect that this loan will require a substantial paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make this significant paydown. To raise this cash, we will need to dispose of assets with equity above the debt, contribute existing assets to joint ventures and/or issue debt or equity securities.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Because of our limited unrestricted cash and the reduced market value of our assets when compared with the significant debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancings will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

We have significant covenants in our loan agreements, including: (1) required levels of tangible worth, interest coverage, fixed charge coverage and liquidity, (2) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the NYSE and/or another nationally recognized stock exchange, and (3) receipt of an unqualified audit opinion on our annual financial statements. Although we were in compliance with these covenants as of June 30, 2010, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates. We are taking active steps to address any potential non-compliance issues. However, any covenant modifications would likely require a payment by us to secure lender approval. No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all. The impact of non-compliance varies based on the terms of the applicable loan agreement, but in some cases could result in the acceleration of a significant financial obligation.

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

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”). As of June 30, 2010, the Swap Liability was $40.7 million. As of June 30, 2010, we had transferred $38.7 million in cash to our counterparty to satisfy our collateral posting requirement under the swap.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both our Swap Liability and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of June 30, 2010, one-month LIBOR was 0.35%. As of June 30, 2010, each 0.25% weighted average decrease in expected future LIBOR rates during the remaining swap term would result in the requirement to post approximately $2 million in additional cash collateral, while each 0.25% weighted average increase in expected future LIBOR rates during the remaining swap term would result in the return to us of approximately $2 million in cash collateral from our counterparty. Accordingly, movements in expected future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2010.

During the remainder of 2010, we expect to receive a return of approximately $7 million to $9 million of previously-posted cash collateral from our counterparty. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

Distributions to Common and Preferred Stockholders and Unit Holders—

We are required to distribute 90% of our REIT taxable income (excluding net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We have historically funded a portion of our distributions from borrowings, and have distributed amounts in excess of our REIT taxable income. We may be required to use future borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. As of December 31, 2009, MPG Office Trust, Inc. had a net operating loss carryforward of approximately $608 million. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2010 to maintain our REIT status. Our board of directors did not declare dividends on our common stock during 2009 or the first and second quarters of 2010.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of July 31, 2010, we have missed seven quarterly dividend payments totaling $33.4 million. Since we have missed six quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A Preferred Stock are entitled to elect two additional members to our board of directors (the “Preferred Directors”). The Preferred Directors will serve on our board until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.

All distributions to common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

Mortgage and Other Loans

As of June 30, 2010, our consolidated debt was comprised of mortgages secured by 21 properties, one construction loan and one unsecured term loan. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.35% as of June 30, 2010. A summary of our consolidated debt as of June 30, 2010 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$ 2,457.1	61.45%	5.47%	6 years
Variable-rate swapped to fixed-rate	425.0	10.63%	7.18%	2 years
Variable-rate	227.7	5.70%	2.93%	Less than 1 year

Total debt, excluding Properties in Default	3,109.8	77.78%	5.52%	5 years
Properties in Default	888.3	22.22%	10.22%

	$ 3,998.1	100.0%	6.56%

As of June 30, 2010, our ratio of total consolidated debt to total consolidated market capitalization was 90.7% of our total market capitalization of $4.4 billion (based on the closing price of our common stock of $2.93 per share on the NYSE on June 30, 2010). Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 96.4% as of June 30, 2010. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of June 30, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2010 is as follows (in thousands, except percentage amounts):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service (2)
Floating-Rate Debt
Unsecured term loan (3)	4.10%	5/1/2011	$15,000	$623
207 Goode construction loan (4)	2.15%	8/1/2010	13,151	286

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (5)	3.60%	9/29/2010	90,600	3,305
Brea Corporate Place (6)	2.30%	5/1/2011	70,468	1,642
Brea Financial Commons (6)	2.30%	5/1/2011	38,532	898

Total variable-rate mortgage loans			199,600	5,845

Variable-Rate Swapped to Fixed-Rate Loans:
KPMG Tower (7)	7.16%	10/9/2012	400,000	29,054
207 Goode construction loan (4)	7.36%	8/1/2010	25,000	1,867

Total variable-rate swapped to fixed-rate loans			425,000	30,921

Total floating-rate debt			652,751	37,675

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Two California Plaza	5.50%	5/6/2017	470,000	26,208
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
City Tower	5.85%	5/10/2017	140,000	8,301
Glendale Center	5.82%	8/11/2016	125,000	7,373
801 North Brand	5.73%	4/6/2015	75,540	4,386
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666
701 North Brand	5.87%	10/1/2016	33,750	2,009
700 North Central	5.73%	4/6/2015	27,460	1,594

Total fixed-rate rate debt			2,457,120	136,338

Total debt, excluding Properties in Default			3,109,871	174,013

Properties in Default
Pacific Arts Plaza (8)	9.15%	4/1/2012	270,000	25,055
550 South Hope Street (9)	10.67%	5/6/2017	200,000	21,638
500 Orange Tower (10)	10.88%	5/6/2017	110,000	12,136
2600 Michelson (11)	10.69%	5/10/2017	110,000	11,927
Stadium Towers Plaza (12)	10.78%	5/11/2017	100,000	10,934
Park Place II (13)	10.39%	3/11/2012	98,274	10,248

Total Properties in Default			888,274	91,938

Total consolidated debt			3,998,145	$265,951

Debt discount			(5,421)

Total consolidated debt, net			$3,992,724

(1)	Assuming no payment has been made in advance of its due date.

(2)	The June 30, 2010 one-month LIBOR rate of 0.35% was used to calculate interest on the variable-rate loans.

(3)	This loan bears interest at a variable rate of LIBOR plus 3.75%.

(4)	This loan bears interest at LIBOR plus 1.80%. We have entered into an interest rate swap agreement to hedge this loan up to $25.0 million, which effectively fixes the LIBOR rate at 5.564%. This loan matured on August 1, 2010. See “Subsequent Events.”

(5)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. Three one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(6)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. A one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(7)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(8)	Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payments under this loan that were due beginning on September 1, 2009 and continuing through and including August 1, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(9)	Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due beginning on August 6, 2009 and continuing through and including August 6, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(10)	Our special purpose property-owning subsidiary that owns the 500 Orange Tower property failed to make the debt service payments under this loan that were due beginning on January 6, 2010 and continuing through and including August 6, 2010.

(11)	Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including July 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(12)	Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including July 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(13)	Our special purpose property-owning subsidiary that owns the Park Place II property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including July 9, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. This property was disposed of on July 9, 1010. See “Subsequent Events.”

Mortgage Loans

The interest expense recorded in our consolidated statement of operations for the six months ended June 30, 2010 related to mortgage loans in default is as follows (in thousands):

Property	Initial Default Date	No. of Missed Payments	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	11	$5,702	$5,028
2600 Michelson	August 11, 2009	11	3,149	2,765
Park Place II (1)	August 11, 2009	11	2,661	2,478
Stadium Towers Plaza	August 11, 2009	11	2,908	2,514
Pacific Arts Plaza	September 1, 2009	10	6,995	5,430
500 Orange Tower	January 6, 2010	6	3,253	2,689

			$24,668	$20,904

(1) We disposed of Park Place II on July 9, 2010. See “Subsequent Events.”

Amounts shown in the table above include contractual and default interest calculated per the terms of the loan agreements. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. We are in discussions with the special servicers regarding a cooperative resolution on each of these assets, including through foreclosure, deed-in-lieu of foreclosure or cooperative short sale. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the loans in default as of June 30, 2010, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. We were in compliance with such covenants as of June 30, 2010.

Loan Extensions

Brea Corporate Place and Brea Financial Commons Mortgage Loan—

On May 1, 2010, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons. This loan is now scheduled to mature on May 1, 2011. We have a one-year extension remaining on this loan. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

207 Goode Construction Loan—

On May 6, 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan. In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment guaranty and extend the maturity date of the loan. This loan matured on August 1, 2010. See “Subsequent Events.”

Dispositions

17885 Von Karman—

In May 2010, we completed a deed-in-lieu of foreclosure with the lender to dispose of 17885 Von Karman located in Irvine, California. Prior to the deed-in-lieu of foreclosure, we made a $1.9 million paydown on the construction loan and funded an additional $1.1 million to facilitate the disposition of this property. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the remaining $24.5 million balance due on the construction loan. Our Operating Partnership has no further obligation with respect to the construction loan.

Mission City Corporate Center—

In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan related to this property was assumed by the buyer upon disposition.

Operating Partnership Contingent Obligations

In connection with the issuance of otherwise non-recourse loans obtained by certain special purpose property-owning subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans. These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the special purpose property-owning subsidiaries be unable to satisfy certain obligations under otherwise non-recourse loans. These guaranties are in the form of (1) master leases whereby our Operating Partnership agreed to guarantee the payment of rents and/or re-tenanting costs for certain tenant leases existing at the time of loan origination should the tenants not satisfy their obligations through their lease term and (2) the guaranty of debt service payments (as defined) for a period of time (but not the guaranty of repayment of principal).

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

These partial guaranties of certain otherwise non-recourse debt of special purpose property-owning subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements, are more fully described below.

Master Lease Agreement

2600 Michelson—

In connection with the entry into a $110.0 million mortgage loan on 2600 Michelson in 2007 by a special purpose property-owning subsidiary of our Operating Partnership, our Operating Partnership entered into a master lease agreement to guarantee rents on 97,798 rentable square feet leased to Ameriquest Corporation through January 31, 2011. On June 10, 2010, our Operating Partnership was released from its obligation under the master lease agreement pursuant to an agreement with the special servicer for the 2600 Michelson mortgage loan.

Debt Service Guaranties—

As a condition to closing the fixed-rate mortgage loans on 3800 Chapman and the $109.0 million variable-rate mortgage secured by both Brea Corporate Place and Brea Financial Commons (the “Brea Campus”) in 2007, our Operating Partnership entered into various debt service guaranty agreements. Under each of the debt service guaranties, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, (iii) the rollover reserve, and (iv) the ground lease reserve (Brea Corporate Place only). Each guaranty commenced on January 1, 2009. The 3800 Chapman guaranty expires on May 6, 2017. Each of the guaranties can expire before its respective term upon determination by the lender that the relevant property has achieved a debt service coverage ratio (as defined in the loan agreements) of at least 1.10 to 1.00 for two consecutive calculation dates. On May 14, 2010, the Brea Campus lender released our Operating Partnership from its debt service guaranty after the property achieved the required debt service coverage ratio for two consecutive quarters.

The following table provides information regarding our debt service guaranty as of June 30, 2010:

Property	Rentable Square Feet	Leased Percentage	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
3800 Chapman	158,767	75.9%	5-06-17	$ 2.7M	$ 2.3M

(1)	Annual debt service represents annual interest expense only.

(2)	Tax and insurance reserve payment obligations are reflected as deductions to derive in-place annual cash NOI. In-place annual cash NOI represents actual second quarter 2010 cash NOI multiplied by four.

During the term of the guaranty shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

Plaza Las Fuentes Mortgage Guarantee Obligations—

In connection with our special purpose property-owning subsidiary’s entry into a $100.0 million mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet). If either tenant defaults on its lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”). The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest. We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months worth of rent, provided that, in no event shall the amount deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant. As of June 30, 2010, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million, while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $10 million. As of June 30, 2010 and through the date of this report, both tenants are current on their lease payments.

Non-Recourse Carve Out Guarantees—

In addition to the guaranties described above, all of the Company’s $4.0 billion consolidated debt is subject to “non-recourse carve out” guarantees that expire upon termination of the underlying loans. Under these guarantees, these non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

—	The special purpose property-owning subsidiary’s or Operating Partnership’s filing a voluntary petition for bankruptcy;

—	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

—	Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

—	Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of our Operating Partnership or the Company.

As of June 30, 2010, the Company has not triggered any of the “non-recourse carve out” guarantees on its non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $4.0 billion as of June 30, 2010). Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and our insolvency could result.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, liens which are senior to the mortgage loan and outstanding security deposits.

Results of Operations

Our results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were affected by dispositions made during 2009 and 2010. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of the Properties in Default and our joint venture properties. The results of the Same Properties Portfolio is presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business. Given the default status of the Properties in Default and our current business plan, management has excluded the results of the Properties in Default from the analysis of our Same Properties Portfolio as they believe the Company ultimately will not bear the benefit or burden of the operating performance of these properties prior to their disposition.

Comparison of the Three Months Ended June 30, 2010 to June 30, 2009

Consolidated Statements of Operations Information

(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	6/30/10	6/30/09			6/30/10	6/30/09

Revenue:
Rental	$54.0	$55.4	$(1.4)	-3%	$66.3	$69.0	$(2.7)	-4%
Tenant reimbursements	21.0	21.9	(0.9)	-4%	24.2	25.6	(1.4)	-5%
Hotel operations	5.0	5.2	(0.2)	-4%	5.0	5.2	(0.2)	-4%
Parking	9.9	10.2	(0.3)	-3%	10.8	11.3	(0.5)	-4%
Management, leasing and development services	—	—	—	—	1.1	1.8	(0.7)	-39%
Interest and other	0.1	1.2	(1.1)	-92%	0.3	1.6	(1.3)	-81%

Total revenue	90.0	93.9	(3.9)	-4%	107.7	114.5	(6.8)	-6%

Expenses:
Rental property operating and maintenance	19.7	20.0	(0.3)	-2%	24.3	25.6	(1.3)	-5%
Hotel operating and maintenance	3.5	3.5	—	—	3.5	3.5	—	—
Real estate taxes	7.1	8.1	(1.0)	-12%	9.1	10.3	(1.2)	-12%
Parking	2.5	2.7	(0.2)	-7%	2.9	3.2	(0.3)	-9%
General and administrative	—	—	—	—	6.5	7.9	(1.4)	-18%
Other expense	1.3	1.3	—	—	1.6	1.6	—	—
Depreciation and amortization	24.8	28.9	(4.1)	-14%	31.5	38.0	(6.5)	-17%
Impairment of long-lived assets	—	—	—	—	10.7	236.6	(225.9)	-95%
Interest	44.2	44.3	(0.1)	—	66.9	52.5	14.4	27%

Total expenses	103.1	108.8	(5.7)	-5%	157.0	379.2	(222.2)	-59%

Loss from continuing operations before equity in net loss of unconsolidated joint venture	(13.1)	(14.9)	1.8		(49.3)	(264.7)	215.4
Equity in net loss of unconsolidated joint venture	—	—	—		0.2	(9.1)	9.3

Loss from continuing operations	$(13.1)	$(14.9)	$1.8		$(49.1)	$(273.8)	$224.7

Loss from discontinued operations					$(7.0)	$(154.7)	$147.7

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tenant Reimbursements Revenue

Total Portfolio tenant reimbursements revenue decreased $1.4 million, or 5%, for the three months ended June 30, 2010 as compared to June 30, 2009, primarily due to a decrease in escalatable costs.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue decreased $0.7 million, or 39%, for the three months ended June 30, 2010 as compared to June 30, 2009, mainly due to lower management and leasing fees earned from our joint venture.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $1.1 million, or 92%, while Total Portfolio interest and other revenue decreased $1.3 million, or 81%, for the three months ended June 30, 2010 as compared to June 30, 2009. Both decreases were primarily due to lease termination fees earned in 2009 with no comparable activity in 2010 combined with lower cash balances and lower interest rates earned on those balances during 2010.

Rental Property Operating and Maintenance Expense

Total Portfolio rental property operating and maintenance expense decreased $1.3 million, or 5%, for the three months ended June 30, 2010 as compared to June 30, 2009, primarily due to lower tenant occupancy.

Real Estate Taxes Expense

Same Properties Portfolio real estate taxes expense decreased $1.0 million, or 12%, while Total Portfolio real estate taxes expense decreased $1.2 million, or 12%, for the three months ended June 30, 2010 as compared to June 30, 2009, primarily due to base year reductions in property values during 2010.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $1.4 million, or 18%, for the three months ended June 30, 2010 as compared to June 30, 2009, largely as a result of lower compensation expense (including stock-based compensation expense) due to the departure of certain members of senior management during 2009, which was partially offset by higher legal and professional fees incurred during 2010.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $4.1 million, or 14%, while Total Portfolio depreciation and amortization expense decreased $6.5 million, or 17%, for the three months ended June 30, 2010 as compared to June 30, 2009, mainly due to a reduction in the carrying amount of various properties, including the Properties in Default, as a result of impairment charges recorded in 2009.

Impairment of Long-Lived Assets

During the three months ended June 30, 2010, we recorded a $10.7 million impairment charge in connection with the writedown of 207 Goode to its estimated fair value. We recorded an impairment charge totaling $236.6 million in our Total Portfolio during the three months ended June 30, 2009 primarily to reduce the following properties to the lower of carrying value or fair

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

value: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and any adjacent parking areas and development sites.

Interest Expense

Total Portfolio interest expense increased $14.4 million, or 27%, for the three months ended June 30, 2010 as compared to June 30, 2009, primarily due to the accrual of $10.5 million of default interest on the Properties in Default in 2010 with no comparable activity in 2009 combined with a reduction in capitalized interest due to the completion of several development projects in 2009.

Equity in Net Loss of Unconsolidated Joint Venture

Our equity in net loss of unconsolidated joint venture was $9.1 million for the three months ended June 30, 2009 as a result of the joint venture’s impairment of the Quintana Campus. We did not record losses totaling $1.3 million and $1.8 million during the three months ended June 30, 2010 and 2009, respectively, as part of our equity in net loss of unconsolidated joint venture because our basis in the joint venture was reduced to zero as of June 30, 2009.

Discontinued Operations

Our loss from discontinued operations of $7.0 million for the three months ended June 30, 2010 was comprised primarily of an impairment charge of $6.7 million recorded in connection with the disposition of 17885 Von Karman. Our loss from discontinued operations of $154.7 million for the three months ended June 30, 2009 was comprised primarily of an impairment charge of $148.1 million recorded in connection with the disposition of City Parkway, 3161 Michelson and Park Place I during the period.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2010 to June 30, 2009

Consolidated Statements of Operations Information

(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Six Months Ended		Increase/ (Decrease)	% Change	For the Six Months Ended		Increase/	%
	6/30/10	6/30/09			6/30/10	6/30/09	(Decrease)	Change

Revenue:
Rental	$109.0	$109.8	$(0.8)	-1%	$134.6	$136.4	$(1.8)	-1%
Tenant reimbursements	43.0	45.0	(2.0)	-4%	49.3	52.4	(3.1)	-6%
Hotel operations	10.2	10.1	0.1	1%	10.2	10.1	0.1	1%
Parking	20.2	20.7	(0.5)	-2%	22.5	22.9	(0.4)	-2%
Management, leasing and development services	—	—	—	—	2.0	3.8	(1.8)	-47%
Interest and other	0.1	1.4	(1.3)	-93%	0.6	2.3	(1.7)	-74%

Total revenue	182.5	187.0	(4.5)	-2%	219.2	227.9	(8.7)	-4%

Expenses:
Rental property operating and maintenance	39.1	39.5	(0.4)	-1%	48.4	50.3	(1.9)	-4%
Hotel operating and maintenance	7.3	6.9	0.4	6%	7.3	6.9	0.4	6%
Real estate taxes	14.6	16.6	(2.0)	-12%	18.2	20.6	(2.4)	-12%
Parking	5.2	5.7	(0.5)	-9%	6.0	6.8	(0.8)	-12%
General and administrative	—	—	—	—	14.1	16.2	(2.1)	-13%
Other expense	2.5	2.5	—	—	3.0	3.1	(0.1)	-3%
Depreciation and amortization	49.7	56.3	(6.6)	-12%	65.1	74.8	(9.7)	-13%
Impairment of long-lived assets	—	—	—	—	10.7	236.6	(225.9)	-95%
Interest	87.8	88.5	(0.7)	-1%	133.2	123.7	9.5	8%

Total expenses	206.2	216.0	(9.8)	-5%	306.0	539.0	(233.0)	-43%

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(23.7)	(29.0)	5.3		(86.8)	(311.1)	224.3
Equity in net loss of unconsolidated joint venture	—	—	—		0.4	(10.9)	11.3
Gain on sale of real estate	—	—	—		16.6	20.3	(3.7)

Loss from continuing operations	$(23.7)	$(29.0)	$5.3		$(69.8)	$(301.7)	$231.9

Income (loss) from discontinued operations					$39.6	$(183.6)	$223.2

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $2.0 million, or 4%, while Total Portfolio tenant reimbursements revenue decreased $3.1 million, or 6%, for the six months ended June 30, 2010 as compared to June 30, 2009, primarily due to a decrease in escalatable costs.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue decreased $1.8 million, or 47%, for the six months ended June 30, 2010 as compared to June 30, 2009, mainly due to lower management and leasing fees earned from our joint venture.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $1.3 million, or 93%, while Total Portfolio interest and other revenue decreased $1.7 million, or 74%, for the six months ended June 30, 2010 as compared to June 30, 2009. Both decreases were primarily due to lease termination fees earned in 2009 with no comparable activity in 2010 combined with lower cash balances and lower interest rates earned on those balances during 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Taxes Expense

Same Properties Portfolio real estate taxes expense decreased $2.0 million, or 12%, while Total Portfolio real estate taxes expense decreased $2.4 million, or 12%, for the six months ended June 30, 2010 as compared to June 30, 2009, primarily due to base year reductions in property values during 2010.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $2.1 million, or 13%, for the six months ended June 30, 2010 as compared to June 30, 2009, largely as a result of lower compensation expense (including stock-based compensation expense) due to the departure of certain members of senior management during 2009, which was partially offset by higher legal and professional fees incurred during 2010.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $6.6 million, or 12%, while Total Portfolio depreciation and amortization expense decreased $9.7 million, or 13%, for the six months ended June 30, 2010 as compared to June 30, 2009, mainly due to a reduction in the carrying amount of various properties, including the Properties in Default, as a result of impairment charges recorded in 2009.

Impairment of Long-Lived Assets

During the six months ended June 30, 2010, we recorded a $10.7 million impairment charge in connection with the writedown of 207 Goode to its estimated fair value. We recorded an impairment charge totaling $236.6 million in our Total Portfolio during the six months ended June 30, 2009 to reduce the following properties to the lower of carrying value or fair value: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and any adjacent parking areas and development sites.

Interest Expense

Total Portfolio interest expense increased $9.5 million, or 8%, for the six months ended June 30, 2010 as compared to June 30, 2009, primarily due to accrual of default interest on the Properties in Default.

Equity in Net Loss of Unconsolidated Joint Venture

Our equity in net loss of unconsolidated joint venture was $10.9 million for the six months ended June 30, 2009 as a result of the joint venture’s impairment of the Quintana Campus. We did not record losses totaling $2.2 million and $1.8 million during the six months ended June 30, 2010 and 2009, respectively, as part of our equity in net loss of unconsolidated joint venture because our basis in the joint venture was reduced to zero as of June 30, 2009.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in the Total Portfolio for the six months ended June 30, 2010 as the result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage. During the same period in 2009, we recorded a $20.3 million gain on sale of real estate in the Total Portfolio as the result of the expiration of a loan guarantee made by our Operating Partnership on the Cerritos Corporate Center mortgage which was deferred at the time we contributed that property to our joint venture with the Charter Hall Group.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discontinued Operations

Our income from discontinued operations of $39.6 million for the six months ended June 30, 2010 was comprised primarily of a $49.1 million gain on settlement of debt related to the disposition of Griffin Towers, partially offset by a $6.8 million impairment charge related to the disposition of 17885 Von Karman. Our loss from discontinued operations of $183.6 million for the six months ended June 30, 2009 was comprised primarily impairment charges totaling $171.6 million recorded in connection with the dispositions of various properties during 2009.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below.

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2010	June 30, 2009
	(In thousands)
Net cash provided by (used in) operating activities	$11,402	$(8,502)	$19,904
Net cash provided by investing activities	100,926	156,135	(55,209)
Net cash used in financing activities	(132,578)	(164,399)	(31,821)

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. During 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs. See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash provided by operating activities during the six months ended June 30, 2010 totaled $11.4 million, compared to net cash used in operating activities during the six months ended June 30, 2009 of $8.5 million. Improved property operating income as a result of the disposition of underperforming assets during 2009 and 2010 combined with a reduction in general and administrative expense and interest accrued related to the Properties in Default that was unpaid as of June 30, 2010 were the drivers of the increase in cash provided by operating activities.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of construction and lease-up activity at our development property and capital expenditures for our operating properties. In the past, we also funded restricted cash reserves at loan inception which we then use to pay for activities at our operating properties. Net cash provided by investing activities was $100.9 million during the six months ended June 30, 2010, compared to net cash provided by investing activities of $156.1 million during the six months ended June 30, 2009, mainly due to lower proceeds received from dispositions in 2010. Additionally, we significantly reduced the amount of discretionary funds spent on tenant improvements and leasing commissions and development activity in 2010 as compared to 2009, and our expenditures in 2010 are also lower due to property dispositions completed in 2009.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $132.6 million during the six months ended June 30, 2010, compared to net cash used in financing activities of $164.4 million during the six months ended June 30, 2009, primarily due to lower debt repayment activity during 2010. In 2010, we expect to continue to use funds received upon disposition of properties to repay the mortgage loans encumbering those properties. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future.

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

We own undeveloped land that we believe can support up to approximately 5 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on our 2600 Michelson and Pacific Arts Plaza properties, which are in default.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments at June 30, 2010, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Principal payments on mortgage and other loans–
Consolidated	$128,751	$124,000	$400,000	$533,000	$—	$1,924,120	$3,109,871
Properties in Default (1)	1,538	1,266	365,470	—	—	520,000	888,274
Our share of unconsolidated joint venture (2)	27,729	21,411	266	281	297	110,145	160,129
Interest payments–
Consolidated - fixed-rate (3)	68,169	136,338	136,338	127,493	107,878	214,143	790,359
Consolidated - variable-rate (4)	17,308	30,171	22,527	—	—	—	70,006
Properties in Default (1)	120,129	91,785	65,400	56,635	56,635	133,219	523,803
Our share of unconsolidated joint venture (2)	5,560	7,219	6,124	6,095	6,079	3,332	34,409
Capital leases (5)–
Consolidated	582	596	348	266	135	354	2,281
Our share of unconsolidated joint venture (2)	12	23	24	4	—	—	63
Operating lease (6)	411	832	858	885	313	—	3,299
Lease termination agreement (7)	450	870	—	—	—	—	1,320
Property disposition obligations (8)	209	418	308	383	105	—	1,423
Tenant-related commitments (9)–
Consolidated	9,165	3,080	1,483	125	726	2,771	17,350
Properties in Default	4,640	1,581	270	93	2	1,064	7,650
Our share of unconsolidated joint venture (2)	3,559	67	48	20	145	—	3,839
Parking easement obligations (10)	672	1,233	—	—	—	—	1,905
Air space and ground leases (11)–
Consolidated	1,665	3,330	3,330	3,330	3,720	345,493	360,868
Our share of unconsolidated joint venture (2), (12)	131	261	261	261	293	25,320	26,527

	$390,680	$424,481	$1,003,055	$728,871	$176,328	$3,279,961	$6,003,376

(1)	Amounts shown for principal payments related to Properties in Default reflect the contractual maturity dates per the loan agreements. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Amounts shown for interest related to Properties in Default are based on contractual and default interest rates per the loan agreements. Interest and principal amounts that were contractually due and unpaid as of June 30, 2010 are included in the 2010 column. Management does not intend to settle principal and interest amounts related to Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

(2)	Our share of the unconsolidated Maguire Macquarie joint venture is 20%.

(3)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(4)	The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.35% as of June 30, 2010 plus the contractual spread per the loan agreement.

(5)	Includes principal and interest payments.

(6)	Includes operating lease obligations for sub-leased office space at 1733 Ocean.

(7)	Includes payments to be made pursuant to a lease termination agreement for fourth floor office space at 1733 Ocean.

(8)	Includes master lease obligations related to our Maguire Macquarie joint venture.

(9)	Tenant-related commitments are based on executed leases as of June 30, 2010. Excludes a $0.2 million lease takeover obligation that we have mitigated through a sub-lease of that space to a third-party tenant. We are not currently funding tenant-related commitments for Properties in Default. Amounts are being funded by the special servicers using restricted cash held at the property-level.

(10)	Includes payments required under the amended parking easement for the 808 South Olive garage.

(11)	Includes an air space lease for Plaza Las Fuentes and ground leases for Two California Plaza and Brea Corporate Place. The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates in years 2017 and 2082, respectively. The ground rent for Brea Corporate Place is calculated through the year of first reappraisal.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(12)	Includes ground leases for One California Plaza and Cerritos Corporate Center which are calculated through their lease expiration dates in years 2082 and 2098, respectively.

Related Party Transactions

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall Group. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Management, investment advisory and development fees and leasing commissions	$985	$1,704	$1,946	$3,247

	June 30, 2010	December 31, 2009
Accounts receivable	$1,560	$2,359
Accounts payable	(1)	(5)

	$1,559	$2,354

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the six months ended June 30, 2010.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Events

Park Place II

On July 9, 2010, we facilitated the conveyance of Park Place II located in Irvine, California to a third party in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to pay the $98.3 million principal balance of the loan as well as accrued contractual and default interest. The assets and liabilities of Park Place II will be removed from our consolidated balance sheet in the third quarter of 2010.

207 Goode

On August 1, 2010, our construction loan matured. We are currently working cooperatively with the lender to dispose of this asset. We will continue to manage the property for a period of up to 90 days until the property is either sold or a receiver is appointed. We are not obligated to make debt service

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

payments to the lender and fund property operating costs subsequent to August 1, 2010. Management expects that this loan will be settled without any additional cash payment.

Non-GAAP Supplemental Measure

Funds from operations (“FFO”) is a widely recognized measure of REIT performance. We calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net (loss) income (as computed in accordance with GAAP), excluding gains from disposition of property (but including impairments and provisions for losses on property held for sale), plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements). Adjustments for our unconsolidated joint venture are calculated to reflect FFO on the same basis.

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

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of our performance is limited. Other Equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other Equity REITs’ FFO. As a result, FFO should be considered only as a supplement to net (loss) income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for cash flows from operating activities (as computed in accordance with GAAP).

A reconciliation of the net loss available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Three Months Ended		For the Six Months Ended
		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net loss available to common stockholders		$(53,521)	$(380,450)	$(34,941)	$(434,340)

Add:	Depreciation and amortization of real estate assets	31,569	46,183	66,557	91,709
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	1,913	2,008	3,811	5,320
	Net loss attributable to common units of our Operating Partnership	(7,421)	(52,924)	(4,837)	(60,420)
	Unallocated losses – unconsolidated joint venture (1)	(1,252)	(1,785)	(2,214)	(1,785)
Deduct:	Gains on sale of real estate	—	—	16,591	22,520

Funds from operations available to common stockholders and unit holders (FFO)		$(28,712)	$(386,968)	$11,785	$(422,036)

Company share of FFO (2), (3)		$(25,215)	$(339,712)	$10,337	$(370,498)

FFO per share–basic		$(0.52)	$(7.10)	$0.21	$(7.75)

FFO per share–diluted		$(0.52)	$(7.10)	$0.21	$(7.75)

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(1)	Amount represents our 20% ownership interest in our joint venture with Charter Hall Group.

(2)	Based on a weighted average interest in our Operating Partnership of 87.8% for both the three months ended June 30, 2010 and 2009, respectively.

(3)	Based on a weighted average interest in our Operating Partnership of 87.8% for both the six months ended June 30, 2010 and 2009, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

—	Difficulties resulting from any defaults by our special purpose property-owning subsidiaries under loans that are recourse or non-recourse to our Operating Partnership;

—	The continued or increased negative impact of the current credit crisis and global economic slowdown;

—	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

—	Difficulties in disposing of the several non-core assets as discussed throughout this report;

—	Our failure to obtain additional capital or extend or refinance debt maturities;

—	Our dependence on significant tenants, many of which are in industries that have been severely impacted by the current credit crisis and global economic slowdown;

—	Defaults on or non-renewal of leases by tenants;

—	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

—	Our failure to reduce our significant level of indebtedness;

—	Further decreases in the market value of our properties;

—	Future terrorist attacks in the U.S.;

—	Increased interest rates and operating costs;

—	Potential loss of key personnel;

—	Our failure to maintain our status as a REIT;

—	Difficulty in operating the properties owned through our joint venture;

—	Environmental uncertainties and risks related to natural disasters; and

—	Changes in real estate and zoning laws and increases in real property tax rates.

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

Mortgage Loans

Six of our special purpose property-owning subsidiaries were in default as of June 30, 2010 under non-recourse mortgage loans. Amounts due under these loans that are unpaid as of the date of this report are as follows (in thousands):

Property	Initial Default Date	Interest	Principal Amortization Payment	Impound Amounts	Total
550 South Hope	August 6, 2009	$23,330	$—	$3,116	$26,446
Pacific Arts Plaza	September 1, 2009	20,570	—	2,472	23,042
2600 Michelson	August 11, 2009	11,989	—	1,406	13,395
Stadium Towers Plaza	August 11, 2009	11,731	—	145	11,876
500 Orange Tower	January 6, 2010	7,872	—	1,756	9,628

		75,492	—	8,895	84,387
Park Place II (1)	August 11, 2009	9,371	1,174	1,166	11,711

		$84,863	$1,174	$10,061	$96,098

(1)	We disposed of Park Place II on July 9, 2010. The amounts shown in the table above for Park Place II were settled in a non-cash manner upon disposition.

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreements and late fees assessed by the special servicers.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with the special servicers on each of these six assets, with the goal of reaching a cooperative resolution for each asset quickly. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the loans in default as of the date of this report, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is suffering from cash shortfalls on operating expenses and debt service obligations.

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of July 31, 2010, we have missed seven quarterly dividend payments totaling $33.4 million.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer dated August 10, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated August 10, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated August 10, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1*	Second Amended and Restated Agreement of Limited Partnership of Maguire Properties, L.P.

99.2*	Registration Rights Agreement, dated as of June 27, 2003, among Maguire Properties, Inc., Maguire Properties, L.P. and the persons named therein

99.3*	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments, dated September 13, 1985 and December 29, 1989

99.4*	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 26, 2003, among Library Square Associates, LLC, as Borrower, Commonwealth Title Company, as Trustee, and Greenwich Financial Products, Inc., as Lender

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        As of August 10, 2010

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ NELSON C. RISING
Nelson C. Rising
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)