Form 10-Q
period 2010-09-30
MPG Office Trust, Inc.
filed 2010-11-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

Commission File Number: 001-31717
________________________
MPG OFFICE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 South Grand Avenue Suite 3300 Los Angeles, CA (Address of principal executive offices)	90071 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2010
Common Stock, $0.01 par value per share	48,122,290 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments in real estate:
Land	$398,167	$461,129
Acquired ground leases	55,801	55,801
Buildings and improvements	2,593,936	2,801,409
Land held for development and construction in progress	151,897	184,627
Tenant improvements	313,026	329,713
Furniture, fixtures and equipment	19,868	19,519
	3,532,695	3,852,198
Less: accumulated depreciation	(685,244)	(659,753)
Investments in real estate, net	2,847,451	3,192,445

Cash and cash equivalents	59,951	90,982
Restricted cash	154,122	151,736
Rents and other receivables, net	9,677	6,589
Deferred rents	64,760	68,709
Due from affiliates	1,535	2,359
Deferred leasing costs and value of in-place leases, net	98,774	114,875
Deferred loan costs, net	14,541	20,077
Acquired above-market leases, net	5,299	8,160
Other assets	11,292	11,727
Total assets	$3,267,402	$3,667,659
LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other loans	$3,894,266	$4,248,975
Accounts payable and other liabilities	219,442	195,441
Capital leases payable	1,742	2,611
Acquired below-market leases, net	49,163	77,609
Total liabilities	4,164,613	4,524,636
Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,125,286 and 47,964,605 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	481	480
Additional paid-in capital	705,281	701,781
Accumulated deficit and dividends	(1,460,333)	(1,420,092)
Accumulated other comprehensive loss	(34,582)	(36,289)
Total stockholders’ deficit	(789,053)	(754,020)
Noncontrolling Interests:
Common units of our Operating Partnership	(108,158)	(102,957)
Total deficit	(897,211)	(856,977)
Total liabilities and deficit	$3,267,402	$3,667,659

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Revenue:
Rental	$64,752	$66,121	$195,581	$199,835
Tenant reimbursements	23,936	26,982	72,857	78,965
Hotel operations	4,867	4,916	15,060	15,058
Parking	9,905	11,209	32,231	33,555
Management, leasing and development services	1,281	1,550	3,304	5,327
Interest and other	7,472	170	7,947	2,317
Total revenue	112,213	110,948	326,980	335,057
Expenses:
Rental property operating and maintenance	25,479	25,533	72,732	75,258
Hotel operating and maintenance	3,485	3,371	10,775	10,301
Real estate taxes	9,170	9,581	27,066	29,938
Parking	3,014	3,080	9,001	9,420
General and administrative	8,073	8,603	22,197	24,781
Other expense	1,530	1,556	4,562	4,699
Depreciation and amortization	31,427	32,567	95,074	105,504
Impairment of long-lived assets	1,373	—	12,061	211,278
Interest	68,128	59,584	196,224	180,545
Total expenses	151,679	143,875	449,692	651,724
Loss from continuing operations before equity in net loss of unconsolidated joint venture and gains on sale of real estate	(39,466)	(32,927)	(122,712)	(316,667)
Equity in net loss of unconsolidated joint venture	204	229	601	(10,630)
Gains on sale of real estate	—	—	16,591	20,350
Loss from continuing operations	(39,262)	(32,698)	(105,520)	(306,947)
Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(6)	(15,882)	(13,115)	(229,031)
Gains on settlement of debt	9,030	—	58,151	—
Gains on sale of real estate	14,689	—	14,689	2,170
Income (loss) from discontinued operations	23,713	(15,882)	59,725	(226,861)
Net loss	(15,549)	(48,580)	(45,795)	(533,808)
Net loss attributable to common units of our Operating Partnership	2,455	6,517	7,292	66,937
Net loss attributable to MPG Office Trust, Inc.	(13,094)	(42,063)	(38,503)	(466,871)
Preferred stock dividends	(4,766)	(4,766)	(14,298)	(14,298)
Net loss available to common stockholders	$(17,860)	$(46,829)	$(52,801)	$(481,169)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.79)	$(0.68)	$(2.16)	$(5.87)
Income (loss) from discontinued operations	0.43	(0.29)	1.08	(4.15)
Net loss available to common stockholders per share	$(0.36)	$(0.97)	$(1.08)	$(10.02)
Weighted average number of common shares outstanding	48,874,308	48,285,111	48,701,639	48,021,209
Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(33,942)	$(28,121)	$(90,962)	$(267,715)
Income (loss) from discontinued operations	20,848	(13,942)	52,459	(199,156)
	$(13,094)	$(42,063)	$(38,503)	$(466,871)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss:	$(45,795)	$(533,808)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	(601)	10,630
Operating distributions received from unconsolidated joint venture, net	—	485
Depreciation and amortization	98,191	130,999
Impairment of long-lived assets	18,820	418,304
Gains on sale of real estate	(31,280)	(22,520)
Loss from early extinguishment of debt	485	851
Gains on settlement of debt	(58,151)	—
Deferred rent expense	1,534	1,533
Provision for doubtful accounts	1,643	2,635
Revenue recognized related to below-market leases, net of acquired above-market leases	(14,387)	(15,489)
Deferred rental revenue	(3,717)	(12,875)
Compensation cost for share-based awards, net	3,804	4,181
Amortization of deferred loan costs	5,287	5,998
Unrealized loss due to hedge ineffectiveness	1,417	117
Changes in assets and liabilities:
Rents and other receivables	(4,190)	4,017
Due from affiliates	824	(465)
Deferred leasing costs	(12,339)	(13,291)
Other assets	(677)	(1,111)
Accounts payable and other liabilities	56,882	22,336
Net cash provided by operating activities	17,750	2,527
Cash flows from investing activities:
Proceeds from dispositions of real estate, net	106,340	163,876
Expenditures for improvements to real estate	(16,723)	(53,257)
(Increase) decrease in restricted cash	(4,969)	42,054
Net cash provided by investing activities	84,648	152,673
Cash flows from financing activities:
Proceeds from:
Construction loans	2,781	19,677
Mortgage loans	—	1,499
Principal payments on:
Construction loans	(29,234)	(175,440)
Mortgage loans	(98,687)	(6,655)
Unsecured term loan	(7,420)	(11,788)
Capital leases	(869)	(1,193)
Payment of loan costs	—	(175)
Other financing activities	—	69
Net cash used in financing activities	(133,429)	(174,006)
Net change in cash and cash equivalents	(31,031)	(18,806)
Cash and cash equivalents at beginning of period	90,982	80,502
Cash and cash equivalents at end of period	$59,951	$61,696

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$152,567	$196,640
Supplemental disclosure of non-cash investing and financing activities:
Buyer assumption of mortgage loans secured by properties disposed of	$150,274	$119,567
Debt and related interest forgiven by lender	58,151	—
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	24,500	170,799
Increase in fair value of interest rate swaps and caps	2,076	12,290
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	860	1,958
Common units of our Operating Partnership converted to common stock	180	—

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and City Tower properties, whose mortgage loans were in default as of September 30, 2010, and 207 Goode, whose construction loan was in default as of September 30, 2010. When discussing property statistics such as square footage and leased percentages, the term “Properties in Default” includes the properties previously mentioned (excluding 207 Goode), along with Quintana Campus (a joint venture property in which we have a 20% interest), whose mortgage loan was in default as of September 30, 2010.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”) and are primarily focused on owning and operating high-quality office properties in the Southern California market.

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 87.9% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage, lease, acquire and develop real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages and a hotel.

As of September 30, 2010, our Operating Partnership indirectly owns whole or partial interests in 26 office properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.9% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 12.9 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office and hotel properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

Our property statistics as of September 30, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	14	21	9,458,688	5,306,954	16,085	9,458,658	5,306,954	16,085
Properties in Default	7	19	3,084,220	2,739,841	9,985	2,752,544	2,415,201	8,555
Unconsolidated joint venture	5	16	3,466,969	1,865,448	5,561	693,394	373,090	1,113
	26	56	16,009,877	9,912,243	31,631	12,904,596	8,095,245	25,753
Percentage Leased
Excluding Properties in Default			83.7%			83.6%
Properties in Default			70.5%			70.5%
Including Properties in Default			80.4%			80.8%

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2010, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. None of our properties, including the Properties in Default, meet the criteria to be held for sale as of September 30, 2010. The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of September 30, 2010 and December 31, 2009 and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon ultimate disposition of each property.

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

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, most importantly asset dispositions, we will have liquidity-related problems and will be exposed to significant risks. While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified above could lead to our eventual insolvency. We face additional challenges in connection with our long-term liquidity position due to debt maturities and other factors.

In 2008, we announced our intent to dispose of certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $0.6 billion of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash to be used for general corporate purposes.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries were in default as of September 30, 2010 under six commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.7 million square feet (Stadium Towers Plaza, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and City Tower.) As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

restricted lockbox accounts to us is at the discretion of the special servicers.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. We remained the title holder on each of these assets as of September 30, 2010.

During the first nine months of 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center and Park Place II, comprising a combined 1.2 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $339.3 million of debt maturing in the next several years and the elimination of $10.7 million in repayment guaranties on our 2385 Northside Drive and 17885 Von Karman construction loans. With respect to the remainder of 2010 and beyond, we are actively marketing several non-core assets, some of which may be disposed of at or below the debt and a few that may potentially generate net proceeds within the next several years. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions and the limited number of recently completed dispositions in our submarkets, we cannot predict:

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

As of September 30, 2010 we had $3.9 billion of total consolidated debt, including $1.0 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default. During the nine months ended September 30, 2010, we made debt service payments totaling $143.8 million (including payments funded from reserves), excluding Properties in Default. During the three months ended September 30, 2010, the special servicers applied $8.9 million of restricted cash held at the property level to pay contractual interest on the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

mortgage loans secured by 2600 Michelson and 550 South Hope.

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

Note 4—Land Held for Development and Construction in Progress

Land held for development and construction in progress includes the following (in thousands):

	September 30, 2010	December 31, 2009
Land held for development	$151,897	$151,889
Construction in progress	—	32,738
	$151,897	$184,627

We own undeveloped land that we believe can support up to approximately 5 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on the 2600 Michelson and Pacific Arts Plaza properties, which are in default.

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Interest expense	$—	$1.4	$2.1	$5.0
Indirect project costs	—	0.3	0.3	1.0
	$—	$1.7	$2.4	$6.0

Note 5—Rents and Other Receivables, Net

Rents and other receivables are net of allowances for doubtful accounts of $3.8 million and $3.4 million as of September 30, 2010 and December 31, 2009, respectively. For the nine months ended September 30, 2010 and 2009, we recorded a provision for doubtful accounts of $1.6 million and $2.6 million, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Acquired above-market leases
Gross amount	$39,542	$40,236
Accumulated amortization	(34,243)	(32,076)
	$5,299	$8,160

Acquired in-place leases
Gross amount	$134,288	$150,535
Accumulated amortization	(108,464)	(112,020)
	$25,824	$38,515

Acquired below-market leases
Gross amount	$(166,945)	$(192,307)
Accumulated amortization	117,782	114,698
	$(49,163)	$(77,609)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $13.7 million and $12.8 million for the nine months ended September 30, 2010 and 2009, respectively. Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.7 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations was $8.5 million and $13.7 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization related to discontinued operations was $0.3 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2010	$513	$2,248	$(4,467)
2011	1,960	7,064	(14,853)
2012	1,815	5,462	(12,483)
2013	901	4,191	(7,594)
2014	41	2,648	(4,319)
Thereafter	69	4,211	(5,447)
	$5,299	$25,824	$(49,163)

See Note 13 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Investment in Unconsolidated Joint Venture

We own a 20% interest in our joint venture with Charter Hall Group that owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Quintana Campus, Cerritos Corporate  Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center. A summary of our transaction and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Management, investment advisory and development fees and leasing commissions	$1,050	$1,530	$2,996	$4,777

	September 30, 2010	December 31, 2009
Accounts receivable	$1,535	$2,359
Accounts payable	—	(5)
	$1,535	$2,354

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations. Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheet. The joint venture’s balances were current as of September 30, 2010 and December 31, 2009.

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments–Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General. As a result, during the nine months ended September 30, 2010 and 2009, we did not record losses totaling $3.2 million and $2.9 million, respectively, as part of our equity in net loss of unconsolidated joint venture in our consolidated statements of operations because our basis in the joint venture has been reduced to zero. As of September 30, 2010, the cumulative unallocated losses total $7.2 million. We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Mortgage and Other Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	September 30, 2010	December 31, 2009
Floating-Rate Debt
Unsecured term loan	5/1/2011	LIBOR + 3.75%	$15,000	$22,420

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (1)	9/29/2011	LIBOR + 3.75%	90,000	92,600
Brea Corporate Place (2)	5/1/2011	LIBOR + 1.95%	70,468	70,468
Brea Financial Commons (2)	5/1/2011	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			199,000	201,600

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (3)	10/9/2012	7.16%	400,000	400,000
Total floating-rate debt			614,000	624,020

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	470,000	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
The City—3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Total fixed-rate debt			2,317,120	2,317,120
Total debt, excluding Properties in Default			2,931,120	2,941,140

Properties in Default
Pacific Arts Plaza (4)	4/1/2012	9.15%	270,000	270,000
550 South Hope Street (5)	5/6/2017	10.67%	200,000	200,000
City Tower (6)	5/10/2017	10.85%	140,000	140,000
500 Orange Tower (7)	5/6/2017	10.88%	110,000	110,000
2600 Michelson (8)	5/10/2017	10.69%	110,000	110,000
Stadium Towers Plaza (9)	5/11/2017	10.78%	100,000	100,000
207 Goode construction loan (10)	8/1/2010		38,152	47,444
Total Properties in Default			968,152	977,444

Properties disposed of during 2010:
2385 Northside Drive			—	17,506
17885 Von Karman			—	24,154
Mission City Corporate Center			—	52,000
Park Place II			—	98,482
Griffin Towers			—	145,000
Total properties disposed of during 2010			—	337,142

Total consolidated debt			3,899,272	4,255,726
Debt discount			(5,006)	(6,751)
Total consolidated debt, net			$3,894,266	$4,248,975

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

__________

(1)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. On October 29, 2010, we entered into a loan amendment that extended the maturity date of this loan to September 29, 2011. See Note 19 “Subsequent Events.” After this extension, we have two one-year extensions available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(2)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. A one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(3)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(4)
Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payments under this loan that were due beginning on September 1, 2009 and continuing through and including November 1, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(5)
Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due beginning on August 6, 2009 and continuing through and including November 6, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(6)
Our special purpose property-owning subsidiary that owns the City Tower property failed to make the debt service payments under this loan that were due beginning on September 11, 2010 and continuing through and including October 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(7)
Our special purpose property-owning subsidiary that owns the 500 Orange Tower property failed to make the debt service payments under this loan that were due beginning on January 6, 2010 and continuing through and including November 6, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(8)
Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including October 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(9)
Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including October 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement. See Note 13 “Properties in Default.”

(10)
This loan matured on August 1, 2010, and we were not required to make any interest payments after that date. We disposed of 207 Goode on October 1, 2010 and the balance due under this construction loan was settled. See Note 19 “Subsequent Events.”

As of September 30, 2010 and December 31, 2009, one-month LIBOR was 0.26% and 0.23%, respectively, while the prime rate was 3.25% as of September 30, 2010 and December 31, 2009. The weighted average interest rate of our consolidated debt was 6.66% (or 5.51% excluding Properties in Default) as of September 30, 2010 and 6.40% (or 5.56% excluding Properties in Default) as of December 31, 2009.

Excluding mortgage loans associated with Properties in Default, as of September 30, 2010 $0.6 billion of our consolidated debt may be prepaid without penalty, $1.2 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements) and $1.1 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

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

In addition to the guaranties described above, all of the Company’s $3.9 billion consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of our Operating Partnership or the Company.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, liens which are senior to the mortgage loan and outstanding security deposits.

As of September 30, 2010, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.9 billion as of September 30, 2010). Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if all of the “non-recourse carve out” guarantees were triggered.

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Plaza Las Fuentes Loan Amendment

On October 29, 2010, we entered into a loan amendment to extend the maturity date of the Plaza Las Fuentes mortgage loan to September 29, 2011. See Note 19 “Subsequent Events.”

Disposition

On July 9, 2010, we disposed of Park Place II located in Irvine, California. The $98.3 million mortgage loan secured by this property was assumed by the buyer upon disposition. We recorded a $9.0 million gain on settlement of debt as part of discontinued operations as a result of contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.18 per share for the three months ended September 30, 2010.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. We were in compliance with such covenants as of September 30, 2010.

Note 9—Noncontrolling Interests

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by MPG Office Trust, Inc. As of September 30, 2010 and December 31, 2009, our limited partners’ ownership interest in MPG Office, L.P. was 12.1% and 12.2%, respectively. Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time. At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair market value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events.

As of September 30, 2010 and December 31, 2009, 6,609,409 and 6,674,573 noncontrolling common units, respectively, of our Operating Partnership were outstanding. These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheet. As of September 30, 2010 and December 31, 2009, the aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership was $16.5 million and $10.1 million, respectively, based on the closing price of our common stock on each respective date. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership. In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Net loss attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet and statement of equity/(deficit) to account for any change in ownership percentage during the period. For the three months ended September 30, 2010 and 2009, our limited partners’ weighted average share of our net loss was 12.1% and 12.2%, respectively. For both the nine months ended September 30, 2010 and 2009, our limited partners’ weighted average share of our net loss was 12.2%.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Comprehensive Loss and Deficit

Comprehensive Loss

The changes in the components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net loss	$(15,549)	$(48,580)	$(45,795)	$(533,808)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net loss	(415)	(407)	(1,745)	(1,378)

Interest rate swaps:
Unrealized holding gains (losses)	1,181	(1,083)	2,104	12,295
Reclassification adjustment for realized losses included in net loss	—	—	—	26
Reclassification adjustment for unrealized losses included in net loss	1,244	—	1,244	15,255
	2,425	(1,083)	3,348	27,576

Interest rate caps:
Unrealized holding losses	—	(3)	(28)	(5)
Reclassification adjustment for realized losses included in net loss	83	117	362	277
	83	114	334	272

Comprehensive loss	$(13,456)	$(49,956)	$(43,858)	$(507,338)

Comprehensive loss attributable to:
MPG Office Trust, Inc.	$(11,830)	$(43,853)	$(38,538)	$(445,380)
Common units of our Operating Partnership	(1,626)	(6,103)	(5,320)	(61,958)
	$(13,456)	$(49,956)	$(43,858)	$(507,338)

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2010	December 31, 2009
Deferred gain on assignment of interest rate swap agreements, net	$3,227	$4,972
Interest rate swap	(34,308)	(37,656)
Interest rate caps	13	(321)
	$(31,068)	$(33,005)
Accumulated other comprehensive loss attributable to:
MPG Office Trust, Inc.	$(34,582)	$(36,289)
Common units of our Operating Partnership	3,514	3,284
	$(31,068)	$(33,005)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	MPG Office Trust, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2009	$(754,020)	$(102,957)	$(856,977)
Net loss	(38,503)	(7,292)	(45,795)
Redemption of common units of our Operating Partnership	(119)	119	—
Adjustment for preferred dividends not declared	(1,738)	1,738	—
Compensation cost for share-based awards, net	3,624	—	3,624
Other comprehensive income	1,703	234	1,937
Balance, September 30, 2010	$(789,053)	$(108,158)	$(897,211)

Balance, December 31, 2008	$(19,662)	$—	$(19,662)
Net loss	(466,871)	(66,937)	(533,808)
Adjustment for preferred dividends not declared	(1,746)	1,746	—
Compensation cost for share-based awards	4,270	—	4,270
Other comprehensive income	23,237	3,233	26,470
Balance, September 30, 2009	$(460,772)	$(61,958)	$(522,730)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations was $3.8 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the total unrecognized compensation cost related to unvested share-based payments was $9.0 million and is expected to be recognized in the consolidated statements of operations over a weighted average period of approximately three years.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of loss per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Numerator:
Net loss attributable to MPG Office Trust, Inc.	$(13,094)	$(42,063)	$(38,503)	$(466,871)
Preferred stock dividends	(4,766)	(4,766)	(14,298)	(14,298)
Net loss available to common stockholders	$(17,860)	$(46,829)	$(52,801)	$(481,169)

Denominator:
Weighted average number of common shares outstanding (basic and diluted)	48,874,308	48,285,111	48,701,639	48,021,209

Net loss available to common stockholders per share—basic and diluted	$(0.36)	$(0.97)	$(1.08)	$(10.02)

For the three months ended September 30, 2010, approximately 1,096,000 nonqualified stock options, 935,000 restricted stock units and 68,000 shares of nonvested restricted stock were excluded from the calculation of diluted earnings per shares because they were anti-dilutive due to our net loss position. For the three months ended September 30, 2009, approximately 1,410,000 restricted stock units, 114,000 shares of nonvested restricted stock and 65,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. For the nine months ended September 30, 2010, approximately 935,000 restricted stock units, 918,000 nonqualified stock options and 68,000 shares of nonvested restricted stock were excluded from the calculation of diluted earnings per shares because they were anti-dilutive due to our net loss position. For the nine months ended September 30, 2009, approximately 1,410,000 restricted stock units, 114,000 shares of nonvested restricted stock and 50,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Note 13—Properties in Default

Overview

As part of our strategic disposition program, certain of our special purpose property-owning subsidiaries were in default as of September 30, 2010 under six CMBS mortgages secured by the following office properties: Stadium Towers Plaza, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and City Tower. In addition, our 207 Goode construction loan was in default as of September 30, 2010, and we have included the assets and liabilities of 207 Goode in the table below.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	September 30, 2010	December 31, 2009
Investments in real estate, net	$608,985	$625,721
Restricted cash	34,450	24,506
Deferred leasing costs and value of in-place leases, net	14,109	17,347
Other	14,470	13,055
Assets associated with Properties in Default	$672,014	$680,629

Mortgage loans	$968,152	$888,482
Accounts payable and other liabilities	84,222	33,390
Acquired below-market leases, net	11,870	21,944
Obligations associated with Properties in Default	$1,064,244	$943,816

As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

As of September 30, 2010, 2600 Michelson and Pacific Arts Plaza were in receivership pursuant to our written agreement with the respective special servicers. On October 8, 2010, Stadium Towers Plaza was placed in receivership pursuant to our written agreement with the special servicer. See Note 19 “Subsequent Events.”

On October 1, 2010, we disposed of 207 Goode and the balance due under the construction loan was settled. See Note 19 “Subsequent Events.”
Intangible Assets and Liabilities

As of September 30, 2010, our estimate of the benefit to rental income of amortization of acquired below-market leases, net of acquired above-market leases, related to Properties in Default is $1.2 million, $2.8 million, $2.0 million, $1.7 million, $1.2 million and $2.7 million for 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Mortgage Loans

The interest expense recorded in our consolidated statements of operations related to mortgage loans in default is as follows (in thousands):

		For the Nine Months Ended		For the Three Months Ended
		September 30, 2010		September 30, 2009
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	$8,601	$7,583	$1,953	$1,524
2600 Michelson	August 11, 2009	4,750	4,171	1,079	762
Stadium Towers Plaza	August 11, 2009	4,387	3,792	996	692
Pacific Arts Plaza	September 1, 2009	10,550	8,190	1,198	900
500 Orange Tower	January 6, 2010	4,906	4,094	—	—
City Tower	September 11, 2010	682	389	—	—
		$33,876	$28,219	$5,226	$3,878

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amounts shown in the table above reflect contractual and default interest calculated per the terms of the loan agreements. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. In addition to the loans in default as of September 30, 2010, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is or will be suffering from cash shortfalls on operating expenses and debt service obligations.

Fair Value of Mortgage Loans

The carrying amount of mortgage loans encumbering the Properties in Default totals $968.2 million as of September 30, 2010 and they bear contractual interest at rates ranging from 9.15% to 10.88%. As of September 30, 2010, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value and when and how they will be settled.

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

During the three months ended September 30, 2010, we performed an impairment analysis on our properties that showed indications of potential impairment based on the indicators described above. As a result of this analysis, we recorded an impairment charge related to our investments in real estate totaling $1.4 million in continuing operations. Other than the property discussed below, no other real estate assets in our portfolio were determined to be impaired as of September 30, 2010 as a result of our analysis.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The $1.4 million charge recorded in continuing operations represents the writedown to estimated fair value of 207 Goode as of September 30, 2010. We estimated the fair value of 207 Goode based on the sales price negotiated by the lender and the buyer. This property was disposed of in October 2010. See Note 19 “Subsequent Events.”

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets would have been impaired at September 30, 2010. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

Note 15—Dispositions and Discontinued Operations

Dispositions

A summary of our property dispositions for the nine months ended September 30, 2010 is as follows (amounts in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Quarter	Debt Satisfied	Gain/ (Impairment) Recorded (1)	Loss from Early Extinguishment
2385 Northside Drive (2)	San Diego, CA	89,000	Q1	$17.6	$—	$—
Griffin Towers (3)	Santa Ana, CA	547,000	Q1	145.0	49.1	0.4
17885 Von Karman (4)	Irvine, CA	151,000	Q2	26.4	(6.7)	—
Mission City Corporate Center	San Diego, CA	191,000	Q2	52.0	—	0.1
Park Place II (5)	Irvine, CA	273,000	Q3	98.3	23.7	—
__________

(1)	Gains on disposition are recorded in the consolidated statement of operations in the period the property is disposed of. Impairment losses

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

(3)
In 2009, we recorded a $90.0 million impairment charge to reduce our investment in Griffin Towers to its estimated fair value as of December 31, 2009. A gain on settlement of debt of $49.1 million was recorded during the three months ended March 31, 2010 as a result of debt that was forgiven by the lender upon disposition.

(4)
In 2009, we recorded a $9.8 million impairment charge to reduce our investment in 17885 Von Karman to its estimated fair value as of December 31, 2009. We recorded a $6.7 million impairment charge during the three months ended June 30, 2010 upon disposition of this property.

(5)
In 2009, we recorded a $26.8 million impairment charge to reduce our investment in Park Place II to its estimated fair value as of December 31, 2009. A $9.0 million gain on settlement of debt was recorded during the three months ended September 30, 2010 as a result of contractual and default interest that was forgiven by the lender upon disposition. Additionally, a $14.7 million gain on sale of real estate was recorded during the three months ended September 30, 2010 upon disposition of this property.

2385 Northside Drive

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property.

Griffin Towers

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

17885 Von Karman

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

Mission City Corporate Center

In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan secured by this property was assumed by the buyer upon disposition.

Park Place II

On July 9, 2010, we disposed of Park Place II located in Irvine, California. The $98.3 million mortgage loan secured by this property was assumed by the buyer upon disposition. We recorded a $9.0 million gain on settlement of debt as part of discontinued operations as a result of contractual and default interest forgiven by the lender upon disposition.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Revenue:
Rental	$138	$14,585	$9,669	$56,284
Tenant reimbursements	35	1,646	816	4,139
Parking	—	1,291	505	5,007
Other	5	385	153	1,935
Total revenue	178	17,907	11,143	67,365

Expenses:
Rental property operating and maintenance	(50)	5,210	3,000	19,595
Real estate taxes	22	1,738	912	8,091
Parking	(70)	558	99	2,874
Depreciation and amortization	55	6,555	3,117	25,495
Impairment of long-lived assets	—	10,131	6,759	207,026
Interest	227	9,334	9,886	32,464
Loss from early extinguishment of debt	—	263	485	851
Total expenses	184	33,789	24,258	296,396

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(6)	(15,882)	(13,115)	(229,031)
Gains on settlement of debt	9,030	—	58,151	—
Gains on sale of real estate	14,689	—	14,689	2,170
Income (loss) from discontinued operations	$23,713	$(15,882)	$59,725	$(226,861)

The results of operations of 18581 Teller (which was disposed of during first quarter 2009), City Parkway and 3161 Michelson (which were disposed of during second quarter 2009), Park Place I (which was disposed of during third quarter 2009), 130 State College and Lantana Media Campus (which were disposed of during fourth quarter 2009), 2385 Northside Drive and Griffin Towers (which were disposed of during first quarter 2010), 17885 Von Karman and Mission City Corporate Center (which were disposed of during second quarter 2010) and Park Place II (which was disposed of during third quarter 2010) are presented as discontinued operations in our consolidated statements of operations.

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

MPG OFFICE TRUST, INC.

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. During the nine months ended September 30, 2010 and 2009, we recorded tax provisions of approximately $0.8 million and $0.9 million, respectively, which are included in other expense in our consolidated statements of operations.

MPG Office Trust, Inc. has a net operating loss (“NOL”) carryforward of approximately $608 million as of December 31, 2009. This amount can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In addition, certain other factors (such as a future change in ownership of our stock) may limit the amount of our existing NOL carryforwards and other tax attributes that we can utilize in the future.

Note 17—Fair Value Measurements

Non-Recurring Measurements

As of September 30, 2010, our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate	$22,763	$—	$22,763	$—	$1,373

As a result of our review of the fair value of our investments in real estate during the three months ended September 30, 2010, investments in real estate with a carrying value of $24.2 million were written down to their estimated fair value of $22.8 million resulting in a $1.4 million impairment charge recorded in continuing operations as a result of the writedown of our investment in 207 Goode to its estimated fair value.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Measurements

As of September 30, 2010 and December 31, 2009, our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
September 30, 2010	$(39,506)	$—	$(39,506)	$—
December 31, 2009	(41,610)	—	(41,610)	—

The value of our interest rate caps is immaterial as of September 30, 2010 and December 31, 2009.

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

A summary of the fair value of our derivative financial instruments as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(39,506)	$(41,610)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2010
	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Location of (Loss) Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$1,181	$(1,244)	$2,104	$(1,244)	Interest expense

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2009
	Amount of (Loss) Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Location of (Loss) Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(1,083)	$—	$9,852	$—
Forward-starting interest rate swap	—	—	2,443	(15,281)	Interest expense

	Amount of (Loss) Recognized in Statement of Operations		Location of (Loss) Recognized in Statement of Operations
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2009
Derivatives not designated as hedging instruments:
Forward-starting interest rate swap	$—	$(11,340)	Interest expense

Interest Rate Swap—

As of September 30, 2010 and December 31, 2009, we held an interest rate swap with a notional amount of $425.0 million. As of September 30, 2010, $400.0 million of this swap was assigned to the KPMG Tower mortgage loan. Previously, $25.0 million of this swap was assigned to the 207 Goode construction loan. On October 1, 2010, this loan was settled upon disposition of the property. As a result, we recorded an unrealized loss due to hedge ineffectiveness of $1.2 million during the three months ended September 30, 2010 as part of interest expense in continuing operations related to this swap. The swap requires net settlement each month and expires on August 9, 2012.

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of September 30, 2010 and December 31, 2009, we had transferred $36.8 million and $40.1 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets. The amount we would need to pay our counterparty as of September 30, 2010 to terminate the swap totals $41.9 million.

During the remainder of 2010, we expect to receive a return of approximately $4 million to $6 million of previously-posted cash collateral from our counterparty. In 2011, we expect that our return of swap collateral will

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

be in the range of $18 million to $22 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other loans (excluding Properties in Default) is $2,400.6 million (compared to a carrying amount of $2,931.1 million) as of September 30, 2010. We calculated the fair value of these mortgage and other loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

See Note 13 “Properties in Default Fair Value of Mortgage Loans” for the estimated fair value as of September 30, 2010 of loans encumbering the Properties in Default.

Note 19—Subsequent Events

207 Goode Disposition

On October 1, 2010, we disposed of 207 Goode located in Glendale, California in cooperation with the lender. We received proceeds from this transaction of $22.8 million, net of transaction costs, of which $21.6 million was used to partially repay the $38.2 million construction loan secured by this property. We were relieved of the obligation to pay the remaining $16.6 million due under the construction loan, and our Operating Partnership has no further obligation under the principal repayment guaranty.

Stadium Towers Plaza Receivership

On October 8, 2010, Stadium Towers Plaza was placed in receivership pursuant to our written agreement with the special servicer. The receiver will manage the operations of the property, and we will cooperate in any sale of the property. If the property is not sold within the period specified in the agreement, the special servicer is obligated to acquire the property by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. We have no liability in connection with the disposition of the property other than our legal fees. Upon closing of a sale, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership order fully insulates us against all potential recourse events that could occur during the receivership period.

Plaza Las Fuentes Loan Amendment

On October 29, 2010, we extended our mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel. This loan is now scheduled to mature on September 29, 2011. We have two one-year extensions remaining on this loan, subject to certain conditions.

As part of the conditions to extend this loan, we made a $9.0 million paydown using a combination of

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

$6.4 million of unrestricted cash and $2.6 million of restricted cash held by the lender. Per the terms of the amended loan, the principal payment amount will be increased to $300.0 thousand per month (previously $200.0 thousand per month). The loan now bears interest at LIBOR plus 3.75% (previously LIBOR plus 3.25%). As required, we entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

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

Overview and Background

We are a self-administered and self-managed REIT, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the LACBD and are primarily focused on owning and operating high-quality office properties in the Southern California market.

As of September 30, 2010, our Operating Partnership indirectly owns whole or partial interests in 26 office properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 87.9% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 12.9 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office and hotel properties from which we derive our net income or loss, which we recognize in accordance with GAAP. The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ share of our Operating Partnership.

Our property statistics as of September 30, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	14	21	9,458,688	5,306,954	16,085	9,458,658	5,306,954	16,085
Properties in Default	7	19	3,084,220	2,739,841	9,985	2,752,544	2,415,201	8,555
Unconsolidated joint venture	5	16	3,466,969	1,865,448	5,561	693,394	373,090	1,113
	26	56	16,009,877	9,912,243	31,631	12,904,596	8,095,245	25,753
Percentage Leased
Excluding Properties in Default			83.7%			83.6%
Properties in Default			70.5%			70.5%
Including Properties in Default			80.4%			80.8%

As of September 30, 2010, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services with respect to our Maguire Macquarie joint venture assets.

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

Sources and Uses of Liquidity

Our expected actual and potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Unrestricted and restricted cash;	•	Property operations and corporate expenses;
•	Cash generated from operations;	•	Capital expenditures (including commissions and tenant improvements);
•	Asset dispositions;	•	Development and redevelopment costs;
•	Cash generated from the contribution of existing assets to joint ventures;	•	Payments in connection with loans (including debt service, principal payment obligations and payments to extend, refinance or exit loans);
•	Proceeds from additional secured or unsecured debt financings; and/or	•	Swap obligations; and/or
•	Proceeds from public or private issuance of debt or equity securities.	•	Distributions to common and preferred stockholders and unit holders.

Actual and Potential Sources of Liquidity—

Described below are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs. These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, most importantly asset dispositions, we will have liquidity-related problems and will be exposed to significant risks. While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified below could lead to our eventual insolvency. We face additional challenges in connection with our long-term liquidity position. For a further discussion of risks associated with (among other matters) recent and potential future loan defaults, current economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position is as follows (in millions):

September 30, 2010
Restricted cash:
Leasing and capital expenditure reserves	$24.9
Tax, insurance and other working capital reserves	31.6
Prepaid rent	25.0
Collateral accounts	38.2
Total restricted cash, excluding Properties in Default	119.7
Unrestricted cash and cash equivalents	60.0
Total restricted cash and unrestricted cash and cash equivalents, excluding Properties in Default	179.7
Restricted cash of Properties in Default	34.4
$214.1

The leasing and capital expenditure, tax, insurance and other working capital and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. Of the $38.2 million held in cash collateral accounts by our counterparties as of September 30, 2010, we expect to receive a return of swap collateral of between approximately $4 million to $6 million during the remainder of 2010. In 2011, we expect that our return of swap collateral will be in the range of $18 million to $22 million.

In connection with past property acquisitions and loan refinancings, we typically reserved a portion of the loan proceeds at closing in restricted cash accounts to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants, (2) non-recurring discretionary capital expenditures, such as major lobby renovations, and (3) future payments of interest (debt service). As of September 30, 2010, we had a total of $23.4 million of leasing reserves and $1.5 million of capital expenditure reserves. For a number of the properties with such reserves, particularly in Orange County, the monthly debt service requirements exceed the monthly cash generated from operations. For assets we do not dispose of, we expect this cash flow deficit to continue unless we are able to stabilize those properties through lease-up. Stabilization is challenging in the current market, and lease-up may be costly and take a significant period of time.

The following is a summary of our available leasing reserves (excluding Properties in Default) as of September 30, 2010 (in millions):

Restricted Cash Accounts
LACBD	$14.7
Orange County	6.7
Tri-Cities	2.0
$23.4

Historically, we have relied heavily upon leasing reserves to fund ongoing leasing costs. At our LACBD and Tri-Cities properties, these leasing reserves have been exhausted in large part, and future leasing costs will need to be funded primarily from property-generated cash flow. With respect to our Orange County assets, we continue

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to have adequate leasing reserves at our Brea Corporate Place, Brea Financial Commons and 3800 Chapman properties to fund leasing costs for the next several years.

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

•
The financial crisis has resulted in many companies shifting to a more cautionary mode with respect to leasing. Rather than expanding, many current and potential tenants are looking to consolidate, cut overhead and preserve operating capital. Many existing and potential tenants are also deferring strategic decisions, including entering into new, long-term leases. Among other effects, this has resulted in a greater focus on our part on lease renewals rather than new leases.

•	We are facing competition from high-quality, recently-completed sublease space that is currently available, particularly in the LACBD.

•	Increased firm failures and rising unemployment have limited the tenant base.

•	Our liquidity challenges and recent and potential future asset dispositions and loan defaults may impact potential tenants’ willingness to enter into leases with us.

•	Our focus on cash preservation prevents us from entering into some leases with more significant near-term costs that we might otherwise pursue if we could fund those costs.

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

Rental rates.  As a result of the economic crisis, in 2009 average asking rental rates dropped in all of our submarkets (most dramatically in Orange County). On average, our in-place rents are generally close to current market in the LACBD, above market in the Tri-Cities and significantly above market in Orange County. During the remainder of 2010 and in 2011, management does not expect significant rental rate increases or decreases from current levels in our submarkets. However, because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline further.

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of September 30, 2010, our 20 largest tenants represented 51.0% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Some of our tenants are in

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate. Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition. This resulted in increased lease defaults and decreased rent collectability in 2009 and 2010. This trend may continue or worsen. In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, and we incurred standard transaction costs (including professional fees and commissions). In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation (the “FDIC”) is acting as receiver.

Asset Dispositions—

In 2008, we announced our intent to dispose of certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $0.6 billion of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash to be used for general corporate purposes. During the first nine months of 2010, we closed the following transactions:

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

•
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

•	In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan secured by this property was assumed by the buyer upon disposition.

•
In July 2010, we facilitated the conveyance of Park Place II located in Irvine, California to a third party in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to pay the $98.3 million principal balance of the loan as well as accrued contractual and default interest.

Also as part of our strategic disposition program, certain of our special purpose property-owning

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

subsidiaries were in default as of September 30, 2010 under six CMBS mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.7 million square feet (Stadium Towers Plaza, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and City Tower). As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. We remained the title holder on each of these assets as of September 30, 2010.

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

Furthermore, we agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 58.8% of our Effective Portfolio’s

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

aggregate annualized rent as of September 30, 2010 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower (initial expiration in 2012, with final expiration in 2015);

•	US Bank Tower (initial expiration in 2012, with final expiration in 2015);

•	KPMG Tower (initial expiration in 2012, with final expiration in 2015);

•	Wells Fargo Tower (extended expiration in 2011, with final expiration in 2013); and

•	Plaza Las Fuentes (excluding the Westin® Pasadena Hotel) (extended expiration in 2011, with final expiration in 2013).

Prior to the expiration of the respective tax indemnification obligations, we will likely be required to continue to own each of these properties, even if a property is operating at a loss, in the event that we do not have the means to fund the tax indemnification obligations triggered by a foreclosure of the property. This could potentially utilize a significant portion of our unrestricted cash.

Contribution of Existing Assets to Joint Ventures—

We are currently partners with Charter Hall Group in a joint venture. In the near term or longer term, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures are typically complicated and may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

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

Proceeds from Public or Private Issuance of Debt or Equity Securities—

While we currently have no plans for the public or private issuance of debt or equity securities, we may explore this liquidity source in the future. Due to market conditions, our high leverage level and our liquidity position, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all. In the event of a successful issuance, existing equity holders would likely face substantial dilution.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses. All of our business units underwent a thorough budgeting process in the fourth quarter of 2009 to allow for support of the Company’s 2010 business plan, while preserving capital. We are currently undergoing a similar process with respect to the Company’s 2011 business plan. Management continues to take steps to reduce general and administrative expenses. Our completed and any future property dispositions will further reduce these expenses. Regardless of these efforts, operating our properties and our business requires a significant amount of capital.

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

As of September 30, 2010, we have executed leases (excluding those related to Properties in Default) that contractually commit us to pay $34.3 million in unpaid leasing costs, of which $10.3 million is contractually due in 2011, $4.7 million in 2012, $0.7 million in 2013 and $13.6 million in 2014 and beyond. The remaining $5.0 million is contractually available for payment to tenants upon request during 2010, but actual payment is largely determined by the timing of requests from those tenants.

As part of our effort to preserve cash, we intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term. Given the current economic environment, this is likely to result in a decrease in the number of leases we execute (particularly new leases, which are generally most costly to us than renewals) and average rental rates. In addition, for leases that we do execute, we expect that standard tenant concessions will increase.

As included in the summary table of available leasing reserves shown above, we have $23.4 million in available leasing reserves as of September 30, 2010. We incurred approximately $27 per square foot, $21 per square foot, $40 per square foot and $24 per square foot in leasing costs on new and renewal leases executed during the nine months ended September 30, 2010 and the years ended December 31, 2009, 2008 and 2007, respectively. Actual leasing costs incurred will fluctuate as described above.

Development and Redevelopment Costs—

We continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash to discretionary development and redevelopment projects for the remainder of 2010 and for 2011.

Payments in Connection with Loans—

Debt Service. As of September 30, 2010, we had $3.9 billion of total consolidated debt, including $1.0 million of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default. During the nine months ended September 30, 2010, we made debt service payments totaling $143.8 million (including

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

payments funded from reserves), excluding Properties in Default. During the three months ended September 30, 2010, the respective special servicers applied $8.9 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by 2600 Michelson and 550 South Hope.

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

A summary of our debt maturing in 2010, 2011 and 2012 is as follows (in millions):

	2010	2011	2012	Maturity Date if Fully Extended
Unsecured term loan	$—	$15.0	$—
Mortgage loans:
Brea Corporate Place/Brea Financial Commons	—	109.0	—	2012
Plaza Las Fuentes	—	90.0	—	2013
KPMG Tower	—	—	400.0
Total debt, excluding Properties in Default	—	214.0	400.0
Properties in Default (1)
207 Goode construction loan (2)	38.2	—	—
Pacific Arts Plaza	—	—	270.0
	$38.2	$214.0	$670.0
__________

(1)
Amounts shown related to Properties in Default reflect the contractual maturity dates per the loan agreements. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Principal amounts that were contractually due and unpaid as of September 30, 2010 are included in the 2010 column. Management does not intend to settle principal amounts related to Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

(2)	We disposed of 207 Goode on October 1, 2010 and the balance due under the construction loan was settled. See “Subsequent Events.”

Our unsecured term loan matures in May 2011. We have no right to extend this loan and expect to repay it at maturity using cash on hand.

Our Brea Corporate Place/Brea Financial Commons mortgage was extended to May 2011. We have a one-year extension option remaining as of September 30, 2010. The extension requires that we meet a debt service coverage ratio test and deliver an interest rate cap. If we are unable to fulfill the extension conditions, we could elect to make a paydown on this loan in order to obtain an extension. We currently meet the debt service coverage ratio needed to extend this loan until May 2012.

In October 2010, we extended our Plaza Las Fuentes mortgage loan to September 2011. We made a $9.0 million paydown to extend this loan using a combination of $6.4 million of unrestricted cash and $2.6 million of restricted cash held by the lender. See “Subsequent Events.” This loan has two one-year extension options remaining as of September 30, 2010. The extension requirements include, among other things, meeting a debt service coverage ratio test and a loan-to-value test. We currently meet the debt service ratio and loan-to-value tests needed to extend this loan until September 2011. If we are unable to fulfill the extension conditions, we could elect to make a paydown on this loan in order to obtain an extension. The recent $9.0 million paydown and $3.6 million

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of principal amortization payments reduce the likelihood that we would need to make a paydown in September 2011 to extend this loan.

Our KPMG Tower mortgage matures in October 2012. Based on current underwriting standards, we expect that this loan will require a substantial paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make this significant paydown. To raise this cash, we are considering pursuing a potential contribution of this asset to a joint venture. Alternatively, we may seek to obtain the necessary capital through the disposition of other assets with equity above the debt and/or issue debt or equity securities.

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

We have significant covenants in our loan agreements, including: (1) required levels of tangible worth, interest coverage, fixed charge coverage and liquidity, (2) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the NYSE and/or another nationally recognized stock exchange, and (3) receipt of an unqualified audit opinion on our annual financial statements. Although we were in compliance with these covenants as of September 30, 2010, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates. We are taking active steps to address any potential non-compliance issues. However, any covenant modifications would likely require a payment by us to secure lender approval. No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all. The impact of non-compliance varies based on the terms of the applicable loan agreement, but in some cases could result in the acceleration of a significant financial obligation.

In addition, recourse obligations impact our ability to dispose of certain assets on favorable terms or at all and present challenges to our liquidity position. As described elsewhere in this report, we recently disposed of several assets and are working to dispose of several additional assets. For many of these assets (particularly in Orange County), the market value of the asset is insufficient to satisfy the applicable loan balance. Although most of our property-level indebtedness is non-recourse, our Operating Partnership has several potential contingent obligations described in “—Indebtedness—Operating Partnership Contingent Obligations.” If project-level debt is accelerated where a project’s assets are not sufficient to repay such debt in full, any recourse obligation would require a cash payment by our Operating Partnership. The recourse obligations also impact our ability to dispose of the underlying assets on favorable terms or at all. In some cases we may continue to own properties that operate at a loss because we do not believe it to be in our best interests to fund the recourse obligations in the case of a foreclosure of the property.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation (“Swap Liability”). As of September 30, 2010, the Swap Liability was $41.9 million. As of September 30, 2010, we had transferred $36.8 million in cash to our counterparty to satisfy our collateral posting requirement under the swap.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both our Swap Liability and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of September 30, 2010, one-month LIBOR was 0.26%. As of September 30, 2010, each 0.25% weighted average decrease in expected future LIBOR rates during the remaining swap term would result in the requirement to post approximately $2 million in additional cash collateral, while each 0.25% weighted average increase in expected future LIBOR rates during the remaining swap term would result in the return to us of approximately $2 million in cash collateral from our counterparty. Accordingly, movements in expected future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2010.

During the remainder of 2010, we expect to receive a return of approximately $4 million to $6 million of previously-posted cash collateral from our counterparty. In 2011, we expect that our return of swap collateral will be in the range of $18 million to $22 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

Distributions to Common and Preferred Stockholders and Unit Holders—

We are required to distribute 90% of our REIT taxable income (excluding net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We have historically funded a portion of our distributions from borrowings, and have distributed amounts in excess of our REIT taxable income. We may be required to use future borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. As of December 31, 2009, MPG Office Trust, Inc. had a net operating loss carryforward of approximately $608 million. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2010 to maintain our REIT status. Our board of directors did not declare dividends on our common stock during 2009 or the first, second and third quarters of 2010.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of October 31, 2010, we have missed eight quarterly dividend payments totaling $38.1 million. Since we have missed six quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A Preferred Stock are entitled to elect two additional members to our board of directors (the “Preferred Directors”). If a valid request for a special meeting is received and Preferred Directors are duly elected, the Preferred Directors will serve on our board until all dividends in arrears and the then

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.

All distributions to common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Indebtedness

Mortgage and Other Loans

As of September 30, 2010, our consolidated debt was comprised of mortgage and construction loans secured by 21 properties and one unsecured term loan. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.26% as of September 30, 2010. A summary of our consolidated debt as of September 30, 2010 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$2,317.1	59.43%	5.45%	5 years
Variable-rate swapped to fixed-rate	400.0	10.26%	7.16%	2 years
Variable-rate	214.0	5.49%	3.09%	1 year
Total debt, excluding Properties in Default	2,931.1	75.18%	5.51%	5 years
Properties in Default	968.2	24.82%	10.30%
	$3,899.3	100.00%	6.66%

As of September 30, 2010, our ratio of total consolidated debt to total consolidated market capitalization was 91.0% of our total market capitalization of $4.3 billion (based on the closing price of our common stock of $2.50 per share on the NYSE on September 30, 2010). Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 96.8% as of September 30, 2010. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of September 30, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2010 is as follows (in thousands, except percentage amounts):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service (2)
Floating-Rate Debt
Unsecured term loan (3)	4.01%	5/1/2011	$15,000	$609

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (4)	4.01%	9/29/2011	90,000	3,656
Brea Corporate Place (5)	2.21%	5/1/2011	70,468	1,576
Brea Financial Commons (5)	2.21%	5/1/2011	38,532	862
Total variable-rate mortgage loans			199,000	6,094

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (6)	7.16%	10/9/2012	400,000	29,054
Total floating-rate debt			614,000	35,757

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Two California Plaza	5.50%	5/6/2017	470,000	26,208
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
Glendale Center	5.82%	8/11/2016	125,000	7,373
801 North Brand	5.73%	4/6/2015	75,540	4,386
The City - 3800 Chapman	5.93%	5/6/2017	44,370	2,666
701 North Brand	5.87%	10/1/2016	33,750	2,009
700 North Central	5.73%	4/6/2015	27,460	1,594
Total fixed-rate rate debt			2,317,120	128,037
Total debt, excluding Properties in Default			2,931,120	163,794

Properties in Default
Pacific Arts Plaza (7)	9.15%	4/1/2012	270,000	25,055
550 South Hope Street (8)	10.67%	5/6/2017	200,000	21,638
City Tower (9)	10.85%	5/10/2017	140,000	15,398
500 Orange Tower (10)	10.88%	5/6/2017	110,000	12,136
2600 Michelson (11)	10.69%	5/10/2017	110,000	11,927
Stadium Towers Plaza (12)	10.78%	5/11/2017	100,000	10,934
207 Goode construction loan (13)		8/1/2010	38,152	—
Total Properties in Default			968,152	97,088

Total consolidated debt			3,899,272	$260,882
Debt discount			(5,006)
Total consolidated debt, net			$3,894,266

__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The September 30, 2010 one-month LIBOR rate of 0.26% was used to calculate interest on the variable-rate loans.

(3)	This loan bears interest at a variable rate of LIBOR plus 3.75%.

(4)	This loan bears interest at a variable rate of LIBOR plus 3.75%. As required by the loan agreement, we have entered into an interest

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. On October 29, 2010, we entered into a loan amendment that extended the maturity date of this loan to September 29, 2011. See “Subsequent Events.” After this extension, we have two one-year extensions available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(5)
This loan bears interest at a variable rate of LIBOR plus 1.95%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term, excluding extension periods. A one-year extension is available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(6)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(7)
Our special purpose property-owning subsidiary that owns the Pacific Arts Plaza property failed to make the debt service payments under this loan that were due beginning on September 1, 2009 and continuing through and including November 1, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(8)
Our special purpose property-owning subsidiary that owns the 550 South Hope property failed to make the debt service payments under this loan that were due beginning on August 6, 2009 and continuing through and including November 6, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(9)
Our special purpose property-owning subsidiary that owns the City Tower property failed to make the debt service payments under this loan that were due beginning on September 11, 2010 and continuing through and including October 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(10)
Our special purpose property-owning subsidiary that owns the 500 Orange Tower property failed to make the debt service payments under this loan that were due beginning on January 6, 2010 and continuing through and including November 6, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(11)
Our special purpose property-owning subsidiary that owns the 2600 Michelson property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including October 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(12)
Our special purpose property-owning subsidiary that owns the Stadium Towers Plaza property failed to make the debt service payments under this loan that were due beginning on August 11, 2009 and continuing through and including October 11, 2010. The interest rate shown for this loan is the default rate as defined in the loan agreement.

(13)
This loan matured on August 1, 2010, and we were not required to make any interest payments after that date. We disposed of 207 Goode on October 1, 2010 and the balance due under this construction loan was settled. See “Subsequent Events.”

Mortgage Loans

The interest expense recorded in our consolidated statements of operations related to mortgage loans in default is as follows (in thousands):

		For the Nine Months Ended		For the Three Months Ended
		September 30, 2010		September 30, 2009
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	$8,601	$7,583	$1,953	$1,524
2600 Michelson	August 11, 2009	4,750	4,171	1,079	762
Stadium Towers Plaza	August 11, 2009	4,387	3,792	996	692
Pacific Arts Plaza	September 1, 2009	10,550	8,190	1,198	900
500 Orange Tower	January 6, 2010	4,906	4,094	—	—
City Tower	September 11, 2010	682	389	—	—
		$33,876	$28,219	$5,226	$3,878

Amounts shown in the table above reflect contractual and default interest calculated per the terms of the loan agreements. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. In addition to the loans in default as of September 30, 2010, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is or will be suffering from cash shortfalls on operating expenses and debt service obligations.

Plaza Las Fuentes Loan Amendment

On October 29, 2010, we entered into a loan amendment to extend the maturity date of the Plaza Las Fuentes mortgage loan to September 29, 2011. See “Subsequent Events.”

Disposition

On July 9, 2010, we disposed of Park Place II located in Irvine, California. The $98.3 million mortgage loan secured by this property was assumed by the buyer upon disposition. We recorded a $9.0 million gain on settlement of debt as part of discontinued operations as a result of contractual and default interest forgiven by the lender upon disposition.

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. We were in compliance with such covenants as of September 30, 2010.

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

Debt Service Guaranty—

As a condition to closing the fixed-rate mortgage loan on 3800 Chapman in 2007, our Operating Partnership entered into a debt service guaranty agreement that commenced on January 1, 2009. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, and (iii) the rollover reserve. The guaranty can expire before its term upon determination by the lender that the property has achieved a debt service coverage ratio (as defined in the loan agreement) of at least 1.10 to 1.00 for two consecutive calculation dates.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table provides information regarding our debt service guaranty as of September 30, 2010:

Property	Rentable Square Feet	Leased Percentage	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
3800 Chapman	158,767	75.9%	5/6/2017	$ 2.7M	$ 2.2M
_____________

(1)	Annual debt service represents annual interest expense only.

(2)	Tax and insurance reserve payment obligations are reflected as deductions to derive in-place annual cash NOI. In-place annual cash NOI represents actual third quarter 2010 cash NOI multiplied by four.

During the term of the guaranty shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

Plaza Las Fuentes Mortgage Guarantee Obligations—

In connection with our special purpose property-owning subsidiary’s entry into a $100.0 million mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet). If either tenant defaults on its lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”). The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest. We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months worth of rent, provided that, in no event shall the amount deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant. As of September 30, 2010, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million, while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $10 million. As of September 30, 2010 and through the date of this report, both tenants are current on their lease payments.

Non-Recourse Carve Out Guarantees—

In addition to the guaranties described above, all of the Company’s $3.9 billion consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of our Operating Partnership or the Company.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, liens which are senior to the mortgage loan and outstanding security deposits.

As of September 30, 2010, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.9 billion as of September 30, 2010). Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if all of the “non-recourse carve out” guarantees were triggered.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and our insolvency could result.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 were affected by dispositions made during 2009 and 2010. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of the Properties in Default and our joint venture properties. The results of the Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business. Given the default status of the Properties in Default and our current business plan, management has excluded the results of the Properties in Default from the analysis of our Same Properties Portfolio as they believe the Company ultimately will not bear the benefit or burden of the operating performance of these properties prior to their disposition.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	September 30, 2010	September 30, 2009			September 30, 2010	September 30, 2009
Revenue:
Rental	$51.3	$52.1	$(0.8)	(2)%	$64.7	$66.1	$(1.4)	(2)%
Tenant reimbursements	20.9	23.5	(2.6)	(11)%	23.9	27.0	(3.1)	(11)%
Hotel operations	4.9	4.9	—	—	4.9	4.9	—	—
Parking	8.9	10.0	(1.1)	(11)%	9.9	11.2	(1.3)	(12)%
Management, leasing and development services	—	—	—	—	1.3	1.6	(0.3)	(19)%
Interest and other	2.5	—	2.5	—	7.5	0.2	7.3	—
Total revenue	88.5	90.5	(2.0)	(2)%	112.2	111.0	1.2	1%

Expenses:
Rental property operating and maintenance	19.9	20.1	(0.2)	(1)%	25.5	25.5	—	—
Hotel operating and maintenance	3.5	3.4	0.1	3%	3.5	3.4	0.1	3%
Real estate taxes	7.1	7.5	(0.4)	(5)%	9.2	9.6	(0.4)	(4)%
Parking	2.5	2.7	(0.2)	(7)%	3.0	3.1	(0.1)	(3)%
General and administrative	—	—	—	—	8.1	8.6	(0.5)	(6)%
Other expense	1.3	1.3	—	—	1.5	1.5	—	—
Depreciation and amortization	24.6	25.0	(0.4)	(2)%	31.4	32.6	(1.2)	(4)%
Impairment of long-lived assets	—	—	—	—	1.4	—	1.4	—
Interest	42.5	42.7	(0.2)	—	68.1	59.6	8.5	14%
Total expenses	101.4	102.7	(1.3)	(1)%	151.7	143.9	7.8	5%
Loss from continuing operations before equity in net loss of unconsolidated joint venture	(12.9)	(12.2)	(0.7)		(39.5)	(32.9)	(6.6)
Equity in net loss of unconsolidated joint venture	—	—	—		0.2	0.2	—
Loss from continuing operations	$(12.9)	$(12.2)	$(0.7)		$(39.3)	$(32.7)	$(6.6)
Income (loss) from discontinued operations					$23.7	$(15.9)	$39.6

Rental Revenue

Same Properties Portfolio rental revenue decreased $0.8 million, or 2% for the three months ended September 30, 2010 as compared to September 30, 2009, primarily due to decreases in occupancy during the period.  Additionally, rental rates have declined in both the LACBD and Orange County during 2010 as compared to 2009. Total Portfolio rental revenue decreased $1.4 million, or 2%, primarily due to property dispositions in 2010.

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $2.6 million, or 11%, while Total Portfolio tenant reimbursements revenue decreased $3.1 million, or 11%, for the three months ended September 30, 2010 as compared to September 30, 2009, primarily due to lower occupancy and decreases in rental

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

property operating and maintenance and real estate taxes expense.

Parking Revenue

Same Properties Portfolio parking revenue decreased $1.1 million, or 11%, while Total Portfolio parking revenue decreased $1.3 million, or 12%, for the three months ended September 30, 2010 as compared to September 30, 2009, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal and the non-renewal of a non-tenant parking contract at an off-site garage.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue decreased $0.3 million, or 19%, for the three months ended September 30, 2010 as compared to September 30, 2009, mainly due to lower management and leasing fees earned from our joint venture.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue increased $2.5 million while Total Portfolio interest and other revenue increased $7.3 million for the three months ended September 30, 2010 as compared to September 30, 2009. Both increases were due to lease termination fees earned in 2010 with no comparable activity in 2009.

Real Estate Taxes Expense

Same Properties Portfolio real estate taxes expense decreased $0.4 million, or 5%, for the three months ended September 30, 2010 as compared to September 30, 2009, primarily due to base year reductions in property values during 2010.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $0.5 million, or 6%, for the three months ended September 30, 2010 as compared to September 30, 2009, largely as a result of lower compensation expense due to headcount reductions resulting from property dispositions and reduced severance costs in 2010 compared to 2009, which were partially offset by higher stock-based compensation costs due to the departure of senior executives during the third quarter of 2010.

Impairment of Long-Lived Assets

During the three months ended September 30, 2010, we recorded a $1.4 million impairment charge in connection with the writedown of 207 Goode to its estimated fair value.

Interest Expense

Total Portfolio interest expense increased $8.5 million, or 14%, for the three months ended September 30, 2010 as compared to September 30, 2009, primarily due to the accrual of $9.9 million of default interest on the Properties in Default during the third quarter of 2010 as compared to $4.6 million during the third quarter of 2009 due to the timing of the defaults in 2009, the recognition of a $1.2 million unrealized loss on hedge ineffectiveness and a reduction in capitalized interest.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discontinued Operations

Our income from discontinued operations of $23.7 million for the three months ended September 30, 2010 is comprised of gains from the disposition of Park Place II. Our loss from discontinued operations of $15.9 million for the three months ended September 30, 2009 was comprised primarily of an impairment charge of $10.1 million recorded in connection with the disposition of Park Place I and the writedown of 130 State College to its estimated fair value.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Nine Months Ended		Increase/ (Decrease)	% Change	For the Nine Months Ended		Increase/ (Decrease)	% Change
	September 30, 2010	September 30, 2009			September 30, 2010	September 30, 2009
Revenue:
Rental	$154.6	$156.1	$(1.5)	(1)%	$195.6	$199.8	$(4.2)	(2)%
Tenant reimbursements	63.7	68.3	(4.6)	(7)%	72.9	79.0	(6.1)	(8)%
Hotel operations	15.1	15.1	—	—	15.1	15.1	—	—
Parking	28.8	30.4	(1.6)	(5)%	32.2	33.5	(1.3)	(4)%
Management, leasing and development services	—	—	—	—	3.3	5.3	(2.0)	(38)%
Interest and other	2.6	1.4	1.2	86%	7.9	2.3	5.6	—
Total revenue	264.8	271.3	(6.5)	(2)%	327.0	335.0	(8.0)	(2)%

Expenses:
Rental property operating and maintenance	57.5	58.3	(0.8)	(1)%	72.7	75.3	(2.6)	(3)%
Hotel operating and maintenance	10.8	10.3	0.5	5%	10.8	10.3	0.5	5%
Real estate taxes	21.4	23.4	(2.0)	(9)%	27.1	29.9	(2.8)	(9)%
Parking	7.6	8.2	(0.6)	(7)%	9.0	9.4	(0.4)	(4)%
General and administrative	—	—	—	—	22.2	24.8	(2.6)	(10)%
Other expense	3.8	3.8	—	—	4.5	4.7	(0.2)	(4)%
Depreciation and amortization	72.9	78.9	(6.0)	(8)%	95.1	105.5	(10.4)	(10)%
Impairment of long-lived assets	—	—	—	—	12.1	211.3	(199.2)	(94)%
Interest	126.2	127.0	(0.8)	(1)%	196.2	180.5	15.7	9%
Total expenses	300.2	309.9	(9.7)	(3)%	449.7	651.7	(202.0)	(31)%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and gains on sale of real estate	(35.4)	(38.6)	3.2		(122.7)	(316.7)	194.0
Equity in net loss of unconsolidated joint venture	—	—	—		0.6	(10.6)	11.2
Gains on sale of real estate	—	—	—		16.6	20.4	(3.8)
Loss from continuing operations	$(35.4)	$(38.6)	$3.2		$(105.5)	$(306.9)	$201.4
Income (loss) from discontinued operations					$59.7	$(226.9)	$286.6

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $4.6 million, or 7%, while Total Portfolio tenant reimbursements revenue decreased $6.1 million, or 8%, for the nine months ended September 30, 2010 as compared to September 30, 2009, primarily due to lower occupancy and decreases in rental property operating and maintenance and real estate taxes expense.  Total Portfolio tenant reimbursements revenue was also lower due to property dispositions.

Parking Revenue

Same Properties Portfolio parking revenue decreased $1.6 million, or 5%, while Total Portfolio parking

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

revenue decreased $1.3 million, or 4%, for the nine months ended September 30, 2010 as compared to September 30, 2009, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal, the non-renewal of a non-tenant parking contract at an off-site garage and lower occupancy.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue decreased $2.0 million, or 38%, for the nine months ended September 30, 2010 as compared to September 30, 2009, mainly due to lower management and leasing fees earned from our joint venture.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue increased $1.2 million, or 86%, while Total Portfolio interest and other revenue increased $5.6 million for the nine months ended September 30, 2010 as compared to September 30, 2009. Both increases were primarily due to lease termination fees earned in 2010 with no comparable activity in 2009, partially offset by lower cash balances and lower interest rates earned on those balances during 2010.

Hotel Operating and Maintenance Expense

Total Portfolio hotel operating and maintenance expense increased $0.5 million, or 5%, for the nine months ended September 30, 2010 as compared to September 30, 2009, primarily due to higher occupancy.

Real Estate Taxes Expense

Same Properties Portfolio real estate taxes expense decreased $2.0 million, or 9%, while Total Portfolio real estate taxes expense decreased $2.8 million, or 9%, for the nine months ended September 30, 2010 as compared to September 30, 2009, primarily due to base year reductions in property values during 2010. Total Portfolio real estate taxes also declined due to property dispositions.

Parking Expense

Same Properties Portfolio parking expense decreased $0.6 million, or 7%, for the nine months ended September 30, 2010 as compared to September 30, 2009, primarily due to lower occupancy.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $2.6 million, or 10%, for the nine months ended September 30, 2010 as compared to September 30, 2009, largely as a result of lower compensation expense due to headcount reductions resulting from property dispositions and reduced severance costs in 2010 compared to 2009, which were partially offset by higher stock-based compensation costs due to the departure of senior executives during the third quarter of 2010 and higher legal and professional fees incurred during 2010.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $6.0 million, or 8%, while Total Portfolio depreciation and amortization expense decreased $10.4 million, or 10%, for the nine months ended September 30, 2010 as compared to September 30, 2009, mainly due to a reduction in the carrying amount of various properties, including the Properties in Default, as a result of impairment charges recorded in 2009 and the

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

writeoff of intangible lease costs due to lease expirations.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2010, we recorded a $12.1 million impairment charge in our Total Portfolio in connection with the writedown of 207 Goode to its estimated fair value. We recorded impairment charges totaling $211.3 million in our Total Portfolio during the nine months ended September 30, 2009 primarily to reduce the following properties to the lower of carrying value or fair value: Stadium Towers Plaza, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower and any adjacent parking areas and development sites.

Interest Expense

Total Portfolio interest expense increased $15.7 million, or 9%, for the nine months ended September 30, 2010 as compared to September 30, 2009, primarily due to accrual of default interest on Properties in Default, the recognition of a $1.2 million unrealized loss on hedge ineffectiveness and a reduction in capitalized interest. This increase was partially offset by the recognition of a $11.4 million realized loss on hedge ineffectiveness related to Lantana Media Campus in 2009 for which there was no similar charge in 2010.

Equity in Net Loss of Unconsolidated Joint Venture

Our equity in net loss of unconsolidated joint venture was $0.6 million for the nine months ended September 30, 2010 and $(10.6) million for the nine months ended September 30, 2009. The loss in 2009 was driven by the joint venture’s impairment of the Quintana Campus. We did not record losses totaling $3.2 million and $2.9 million during the nine months ended September 30, 2010 and 2009, respectively, as part of our equity in net loss of unconsolidated joint venture because our basis in the joint venture was reduced to zero as of June 30, 2009.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in the Total Portfolio for the nine months ended September 30, 2010 as the result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage. During the same period in 2009, we recorded a $20.4 million gain on sale of real estate in the Total Portfolio as the result of the expiration of a loan guarantee made by our Operating Partnership on the Cerritos Corporate Center mortgage which was deferred at the time we contributed that property to our joint venture with the Charter Hall Group.

Discontinued Operations

Our income from discontinued operations of $59.7 million for the nine months ended September 30, 2010 was comprised primarily of gains on settlement of debt totaling $58.1 million related to the disposition of Griffin Towers and Park Place II and a $14.7 million gain on sale of real estate related to the disposition of Park Place II, partially offset by a $6.8 million impairment charge related to the disposition of 17885 Von Karman. Our loss from discontinued operations of $226.9 million for the nine months ended September 30, 2009 was comprised primarily impairment charges totaling $207.0 million recorded in connection with the disposition of various properties during 2009.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below.

	For the Nine Months Ended		Increase/ (Decrease)
	September 30, 2010	September 30, 2009
	(In thousands)
Net cash provided by operating activities	$17,750	$2,527	$15,223
Net cash provided by investing activities	84,648	152,673	(68,025)
Net cash used in financing activities	(133,429)	(174,006)	40,577

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. During 2010, our foremost priorities are preserving and generating cash sufficient to fund our liquidity needs. See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash provided by operating activities during the nine months ended September 30, 2010 totaled $17.8 million, compared to net cash provided by operating activities during the nine months ended September 30, 2009 of $2.5 million. Improved property operating income as a result of the disposition of underperforming assets during 2009 and 2010 combined with a reduction in general and administrative expense and interest accrued related to the Properties in Default that was unpaid as of September 30, 2010 were the drivers of the increase in cash provided by operating activities.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of construction and lease-up activity at our development property and capital expenditures for our operating properties. In the past, we also funded restricted cash reserves at loan inception which we then use to pay for activities at our operating properties. Net cash provided by investing activities was $84.6 million during the nine months ended September 30, 2010, compared to net cash provided by investing activities of $152.7 million during the nine months ended September 30, 2009, mainly due to lower proceeds received from dispositions in 2010. Additionally, we significantly reduced the amount of discretionary funds spent on tenant improvements and leasing commissions and development activity in 2010 as compared to 2009, and our expenditures in 2010 are also lower due to property dispositions completed in 2009.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $133.4 million during the nine months ended September 30, 2010, compared to net cash used in financing activities of $174.0 million during the nine months ended September 30, 2009, primarily due to lower debt repayment activity during 2010. In 2010, we expect to continue to use funds received upon disposition of properties to repay the mortgage loans encumbering those properties. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Development Properties

We have a proactive planning process by which we continually evaluate the size, timing and scope of our development and redevelopment programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash to discretionary development and redevelopment projects for the remainder of 2010 and for 2011.

We own undeveloped land that we believe can support up to approximately 5 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by the mortgage loans on the 2600 Michelson and Pacific Arts Plaza properties, which are in default.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table provides information with respect to our commitments as of September 30, 2010, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Principal payments on mortgage and other loans –
Consolidated	$—	$214,000	$400,000	$533,000	$—	$1,784,120	$2,931,120
Properties in Default (1)	38,152	—	270,000	—	—	660,000	968,152
Our share of unconsolidated joint venture (2)	27,575	21,411	266	281	297	110,145	159,975
Interest payments –
Consolidated - fixed-rate (3)	32,009	128,037	128,037	119,192	99,577	194,566	701,418
Consolidated - variable-rate (4)	8,823	33,019	24,278	—	—	—	66,120
Properties in Default (1)	103,517	97,088	78,278	72,033	72,033	169,533	592,482
Our share of unconsolidated joint venture (2)	3,677	7,219	6,124	6,095	6,079	3,332	32,526
Capital leases (5) –
Consolidated	302	596	348	266	135	354	2,001
Our share of unconsolidated joint venture (2)	6	23	24	4	—	—	57
Operating lease (6)	204	832	858	885	313	—	3,092
Lease termination agreement (7)	225	870	—	—	—	—	1,095
Property disposition obligations (8)	105	418	308	383	105	—	1,319
Tenant-related commitments (9) –
Consolidated	5,033	10,344	4,703	717	965	12,569	34,331
Properties in Default	5,588	1,937	626	50	—	1,064	9,265
Our share of unconsolidated joint venture (2)	2,597	67	49	20	145	—	2,878
Parking easement obligations (10)	336	1,233	—	—	—	—	1,569
Air space and ground leases (11) –
Consolidated	833	3,330	3,330	3,330	3,720	345,492	360,035
Our share of unconsolidated joint venture (2), (12)	65	261	261	261	293	25,320	26,461
	$229,047	$520,685	$917,490	$736,517	$183,662	$3,306,495	$5,893,896
__________

(1)
Amounts shown for principal payments related to Properties in Default reflect the contractual maturity dates per the loan agreements. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Amounts shown for interest related to Properties in Default are based on contractual and default interest rates per the loan agreements. Interest and principal amounts that were contractually due and unpaid as of September 30, 2010 are included in the 2010 column. Management does not intend to settle principal and interest amounts related to Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

(2)	Our share of the unconsolidated Maguire Macquarie joint venture is 20%.

(3)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(4)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.26% as of September 30, 2010 plus the contractual spread per the loan agreement.

(5)	Includes principal and interest payments.

(6)	Includes operating lease obligations for sub-leased office space at 1733 Ocean.

(7)	Includes payments to be made pursuant to a lease termination agreement for fourth floor office space at 1733 Ocean.

(8)	Includes master lease obligations related to our Maguire Macquarie joint venture.

(9)
Tenant-related commitments are based on executed leases as of September 30, 2010. Excludes a $0.2 million lease takeover obligation that we have mitigated through a sub-lease of that space to a third-party tenant. We are not currently funding tenant-related commitments for Properties in Default. Amounts are being funded by the special servicers using restricted cash held at the property level.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall Group. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Management, investment advisory and development fees and leasing commissions	$1,050	$1,530	$2,996	$4,777

	September 30, 2010	December 31, 2009
Accounts receivable	$1,535	$2,359
Accounts payable	—	(5)
	$1,535	$2,354

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K/A filed with the SEC on April 30, 2010 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the nine months ended September 30, 2010.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Events

207 Goode Disposition

On October 1, 2010, we disposed of 207 Goode located in Glendale, California in cooperation with the lender. We received proceeds from this transaction of $22.8 million, net of transaction costs, of which $21.6 million was used to partially repay the $38.2 million construction loan secured by this property. We were relieved of the obligation to pay the remaining $16.6 million due under the construction loan, and our Operating Partnership has no further obligation under the principal repayment guaranty.

Stadium Towers Plaza Receivership

On October 8, 2010, Stadium Towers Plaza was placed in receivership pursuant to our written agreement with the special servicer. The receiver will manage the operations of the property, and we will cooperate in any sale of the property. If the property is not sold within the period specified in the agreement, the special servicer is obligated to acquire the property by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. We have no liability in connection with the disposition of the property other than our legal fees. Upon

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

closing of a sale, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership order fully insulates us against all potential recourse events that could occur during the receivership period.

Plaza Las Fuentes Loan Amendment

On October 29, 2010, we extended our mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel. This loan is now scheduled to mature on September 29, 2011. We have two one-year extensions remaining on this loan, subject to certain conditions.

As part of the conditions to extend this loan, we made a $9.0 million paydown using a combination of $6.4 million of unrestricted cash and $2.6 million of restricted cash held by the lender. Per the terms of the amended loan, the principal payment amount will be increased to $300.0 thousand per month (previously $200.0 thousand per month). The loan now bears interest at LIBOR plus 3.75% (previously LIBOR plus 3.25%). As required, we entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of the net loss available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Three Months Ended		For the Nine Months Ended
		Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net loss available to common stockholders		$(17,860)	$(46,829)	$(52,801)	$(481,169)

Add:	Depreciation and amortization of real estate assets	31,406	39,038	97,963	130,747
	Depreciation and amortization of real estate assets - unconsolidated joint venture (1)	1,823	2,141	5,634	7,461
	Net loss attributable to common units of our Operating Partnership	(2,455)	(6,517)	(7,292)	(66,937)
	Unallocated losses - unconsolidated joint venture (1)	(1,000)	(1,160)	(3,214)	(2,945)
Deduct:	Gains on sale of real estate	14,689	—	31,280	22,520

Funds from operations available to common stockholders and unit holders (FFO)		$(2,775)	$(13,327)	$9,010	$(435,363)
Company share of FFO (2), (3)		$(2,440)	$(11,699)	$7,897	$(382,197)

FFO per share-basic		$(0.05)	$(0.24)	$0.16	$(7.96)
FFO per share-diluted		$(0.05)	$(0.24)	$0.16	$(7.96)
___________

(1)	Amount represents our 20% ownership interest in our joint venture with Charter Hall Group.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 87.9% and 87.8% for the three months ended September 30, 2010 and 2009, respectively.

(3)	Based on a weighted average interest in our Operating Partnership of 87.8% for both the nine months ended September 30, 2010 and 2009, respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Nelson C. Rising, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Difficulties in disposing of several non-core assets, as discussed throughout this report;

•	Our failure to obtain additional capital or extend or refinance debt maturities;

•	Further decreases in the market value of our properties;

•	Difficulties resulting from any defaults by our special purpose property-owning subsidiaries under loans that are recourse or non-recourse to our Operating Partnership;

•	The continued or increased negative impact of the current credit crisis and global economic slowdown;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	Our dependence on significant tenants, many of which are in industries that have been severely impacted by the current credit crisis and global economic slowdown;

•	Defaults on or non-renewal of leases by tenants;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Potential loss of key personnel (most importantly members of senior management);

•	Our failure to reduce our significant level of indebtedness;

•	Future terrorist attacks in the U.S.;

•	Increased interest rates and operating costs;

•	Our failure to maintain our status as a REIT;

•	Difficulty in operating the properties owned through our joint venture;

•	Environmental uncertainties and risks related to natural disasters; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

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

(a)    Recent Sales of Unregistered Securities: None.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

Item 3.    Defaults Upon Senior Securities.

Mortgage Loans

Six of our special purpose property-owning subsidiaries were in default as of September 30, 2010 under non-recourse mortgage loans. Amounts due under these loans that are unpaid as of the date of this report are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
550 South Hope	August 6, 2009	$24,296	$1,349	$25,645
Pacific Arts Plaza	September 1, 2009	26,885	3,296	30,181
2600 Michelson	August 11, 2009	10,645	640	11,285
Stadium Towers Plaza	August 11, 2009	13,609	237	13,846
500 Orange Tower	January 6, 2010	11,047	2,410	13,457
City Tower	September 11, 2010	2,007	269	2,276
		$88,489	$8,201	$96,690

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreements and late fees assessed by the special servicers.

In addition, our construction loan secured by 207 Goode matured on August 1, 2010 and was in default as of September 30, 2010. On October 1, 2010, we disposed of 207 Goode and the balance due under the construction loan was settled. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”
The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of the Properties in Default, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. There can be no assurance that we will be able to resolve all of these matters in a short period of time. In addition to the loans in default as of September 30, 2010, other special purpose property-owning subsidiaries may default under additional loans in the future, including non-recourse loans where the relevant project is or will be suffering from cash shortfalls on operating expenses and debt service obligations.

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of October 31, 2010, we have missed eight quarterly dividend payments totaling $38.1 million.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 8, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 8, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated November 8, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

__________

*	Filed herewith.
**	Furnished herewith.

(1)    This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of November 8, 2010

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ NELSON C. RISING
Nelson C. Rising
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)