Form 10-K
period 2010-12-31
MPG Office Trust, Inc.
filed 2011-03-16
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
Commission File Number: 001-31717
________________________
MPG OFFICE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 South Grand Avenue, Suite 3300 Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (213) 626-3300
________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None ________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates calculated using the market price as of the close of business on June 30, 2010 was $159,647,273.
As of March 11, 2011, 49,044,351 shares of our common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

MPG OFFICE TRUST, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.    Business.

Our Company

On May 7, 2010, our board of directors approved an amendment to our charter to change our name from Maguire Properties, Inc. to MPG Office Trust, Inc. Our board of directors also approved amendments to our certificate of limited partnership and limited partnership agreement to change the name of our Operating Partnership from Maguire Properties, L.P. to MPG Office, L.P. All references to the Company and our Operating Partnership in this Annual Report on Form 10-K reflect this change.

As used in this Annual Report on Form 10-K, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower properties, whose mortgage loans were in default as of December 31, 2010.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”) and are primarily focused on owning and operating high-quality office properties in the Southern California market.

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.4% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, land parcels, parking garages and a hotel.

As of December 31, 2010, our Operating Partnership indirectly owns whole or partial interests in 24 office properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.4% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 12.0 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office and hotel properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.6% share of our Operating Partnership.

Our property statistics as of December 31, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	14	21	9,462,683	5,306,954	16,085	9,462,683	5,306,954	16,085
Properties in Default	5	7	1,882,709	1,626,436	5,425	1,882,709	1,626,436	5,425
Unconsolidated joint venture	5	16	3,480,033	1,865,448	5,561	696,006	373,090	1,113
	24	44	14,825,425	8,798,838	27,071	12,041,398	7,306,480	22,623
Percentage Leased
Excluding Properties in Default			84.2%			83.9%
Properties in Default			70.3%			70.3%
Including Properties in Default			82.4%			81.8%

As of December 31, 2010, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services with respect to our joint venture with Charter Hall Group. Charter Hall Group has stated that they wish to pursue an orderly exit from the joint venture. To the extent the joint venture is modified or dissolved, these fees will likely be significantly reduced or eliminated.

Corporate Strategy

The Company’s short-term strategy is to restructure or exit non-core assets on the best possible terms, maintain appropriate funds for leasing and capital expenditures, and reduce the Company’s leverage while preserving a long-term strategy of owning and operating high quality office properties and maintaining a dominant position of core assets. The success of our short- and long-term strategies is dependent on a number of factors, including the real estate financing, transactional and leasing market, as well as general economic conditions.

Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. In 2009 and 2010, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses. Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, recourse obligations and leasing costs.

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

In 2008, we announced our intent to dispose of certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $628.9 million of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash, which were used for general corporate purposes.

During 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza, comprising a combined 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $647.5 million of debt maturing in the next several years and the elimination of $20.4 million in principal repayment and/or debt service guaranties on our 2385 Northside Drive, 17885 Von Karman and 207 Goode construction loans.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries were in default as of December 31, 2010 under five commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $0.7 billion secured by five separate office properties totaling approximately 1.9 million square feet (Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower). On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties. In addition, on March 7, 2011 our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required or will require that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of December 31, 2010.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. There can also be no assurance that we will achieve a favorable outcome with respect to City Tower, 700 North Central, 801 North Brand or Two California Plaza.

During 2011, it is likely that additional special purpose property-owning subsidiaries will default and/or send notices of imminent default on non-recourse loans where the relevant project is or will be suffering from cash shortfalls on operating expenses and/or debt service obligations.

We are actively marketing the Westin® Pasadena Hotel, which may be disposed of in 2011. Our ability to dispose of this asset (and any other assets we choose to market in the near term) is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions, we cannot predict:

•	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	Whether potential buyers will be able to secure financing; and

•	The length of time needed to find a buyer and to close the sale of a property.

With respect to recent dispositions, the marketing process has often been lengthier than anticipated and projecting sale prices has proved to be difficult. This trend may continue or worsen. We also have a limited number of assets remaining that we could potentially sell in the near term to generate net proceeds. We may be unable to complete the disposition of the Westin® Pasadena Hotel or other identified properties in the near term or at all, which would significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements. Some or all of these covenants could prevent or delay our ability to dispose of identified properties.

As of December 31, 2010 we had $3.6 billion of total consolidated debt, including $0.7 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default. During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. We made no debt service payments with unrestricted cash during 2010 for the Properties in Default.

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

Investment in Joint Venture

We own a 20% interest in our joint venture with Charter Hall Group. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture. Charter Hall Group has stated that they wish to pursue an orderly exit from the joint venture. Our joint venture documents contain procedures whereby either party can trigger a formal dissolution process. This process involves multiple steps and provides the non-triggering party with various rights.

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

Principal factors of competition in our primary business of owning office properties are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Our cash preservation efforts impact our ability to compete in these areas. Additionally, our ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Segment, Geographical and Tenant Concentration Information

We have two reportable segments: office properties and hotel. Due to the size of our hotel property in relation to our consolidated financial position and results of operations, we are not required to report segment information in our consolidated financial statements. Additionally, because we do not allocate our investment in real estate between the hotel and office portions of the Plaza Las Fuentes property, separate information related to our investment in real estate and depreciation and amortization is not available for the office properties and hotel segments.

All of our business is conducted in the U.S., and we do not derive any revenue from foreign sources.

Our office properties are typically leased to high credit tenants for terms ranging from five to ten years. As of December 31, 2010, investment-grade-rated tenants generated 35.2% of the annualized rent of our Effective Portfolio (excluding Properties in Default), and nationally recognized professional service firms generated an additional 42.6% of the annualized rent of our Effective Portfolio (excluding Properties in Default).

During 2010, our four largest tenants accounted for approximately 20% of our rental and tenant reimbursement revenue. No individual tenant accounted for 10% or more of our total rental and tenant reimbursement revenue during 2010.

During 2010, each of the following office properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, KPMG Tower, Gas Company Tower and Two California Plaza. The revenue generated by these four properties totaled approximately 51% of our consolidated revenue during 2010. On March 7, 2011 our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property.

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

Insurance

We carry commercial liability, fire, extended coverage, earthquake, terrorism, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, business interruption and rental loss insurance covering all of the properties in our portfolio under a portfolio insurance program. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of management, the properties in our portfolio are adequately insured. Our terrorism insurance, which covers both certified and non-certified terrorism loss, is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots. Most of the properties in our portfolio are located in areas known to be seismically active. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, particularly in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. The cost of coverage for losses due to earthquakes and other natural disasters may significantly increase, and our ability to obtain appropriate levels of coverage may be adversely impacted, as a result of the recent series of disasters in Japan. See Item 1A. “Risk Factors—Potential losses may not be covered by insurance.”

Employees

As of December 31, 2010, we employed 136 persons. None of these employees are currently represented by a labor union.

Corporate Offices

We own the building in which our executive, leasing, marketing, development and accounting offices are located: the KPMG Tower, 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071, telephone number 213-626-3300. We believe that our current facilities are adequate for our present needs.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the SEC. The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website address is http://www.mpgoffice.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Our board of directors maintains charters for each of its committees and has adopted a written set of corporate governance guidelines and a code of business conduct and ethics applicable to independent directors, executive officers, employees and agents, each of which is available for viewing on our website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.”

Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not a part of this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, prospective asset dispositions, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations (“FFO”), market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Difficulties in disposing of non-core assets, as discussed throughout this report;

•	Our failure to obtain additional capital or extend or refinance debt maturities;

•	Further decreases in the market value of our properties;

•	Difficulties resulting from any defaults by our special purpose property-owning subsidiaries under loans that are recourse or non-recourse to our Operating Partnership;

•	The continued disruption of credit markets or a global economic slowdown;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	Our dependence on significant tenants, many of which are in industries that have been severely impacted by the current credit crisis and global economic slowdown;

•	Defaults on or non-renewal of leases by tenants;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Potential loss of key personnel (most importantly members of senior management);

•	Our failure to reduce our significant level of indebtedness;

•	Future terrorist attacks in the U.S.;

•	Increased interest rates and operating costs;

•	Our failure to maintain our status as a REIT;

•	Difficulty in operating the properties owned through our joint venture;

•	Environmental uncertainties and risks related to earthquakes and other natural disasters; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

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

Five of our special purpose property-owning subsidiaries were in default as of December 31, 2010 under non-recourse mortgage loans secured by the following properties due to each such subsidiaries’ failure to make full monthly debt service payments: Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower. On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties. In addition, on March 7, 2011 our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. There also can be no assurance that we will achieve a favorable outcome with respect to City Tower, 700 North Central, 801 North Brand or Two California Plaza. During 2011, it is likely that additional special purpose property-owning subsidiaries will default and/or send notices of imminent default on non-recourse loans where the relevant project is or will be suffering from cash shortfalls on operating expenses and/or debt service obligations.

Our senior management’s focus on asset dispositions, loan defaults, cash generation and general strategic matters may adversely affect us.

As discussed throughout this Annual Report on Form 10-K, we have announced our intent to dispose of several non-core assets to preserve and generate cash. We are also concurrently exploring various strategic alternatives and capital raising opportunities to generate cash. This focus could adversely affect our operations in a number of ways, including the risks that such activities could, among other things:

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

We have a substantial amount of debt that we may not be able to extend, refinance or repay. As of December 31, 2010, we have $204.1 million of debt maturing in 2011 and $400.0 million of debt maturing in 2012 (excluding Properties in Default). Due to (1) significantly reduced asset values throughout our portfolio, (2) our substantial debt level encumbering all of our assets, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including loan-to-value standards, we will face significant challenges refinancing our existing debt on acceptable terms or at all. Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities. Also, our agreements with Robert F. Maguire III and other contributors obligate us to use commercially reasonable efforts to maintain certain debt levels that may limit our flexibility to refinance the debt encumbering our properties.

We may not have the cash necessary to repay our debt as it matures. Failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of such debt, could result in an event of default that could potentially allow lenders to accelerate such debt. If our debt is accelerated, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations. If we are unable to refinance or repay our debt as it comes due (particularly in the case of loans with recourse to our Operating Partnership) and maintain sufficient cash flow, our business, financial condition, results of operations and common stock price will be materially and adversely affected, and we may be required to file for bankruptcy protection. Furthermore, even if we are able to obtain extensions on our existing debt, such extensions may include operational and financial covenants significantly more restrictive than our current debt covenants. Any such extensions will also require us to pay certain fees to, and expenses of, our lenders. Any such fees and cash flow restrictions will affect our ability to fund our ongoing operations from our operating cash flows, as discussed in this report.

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

The recourse obligations also impact our ability to dispose of the underlying assets on favorable terms or at all. In some cases we may be required to continue to own properties that operate at a loss and utilize a portion of our limited unrestricted cash because we do not have the means to fund the recourse obligations in the case of a foreclosure of the property. Even if we are able to cooperatively dispose of these properties, the lender(s) will likely require cash payments to release us from the recourse obligations, impacting our liquidity position.

Our Operating Partnership is subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future.

All of our properties are encumbered by traditional non-recourse debt obligations. In connection with these loans, our Operating Partnership entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in many cases, indirect transfers in connection with a change in control of our Operating Partnership or the Company.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and our insolvency could result.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

As of December 31, 2010, our total consolidated indebtedness was $3.6 billion, including $0.7 billion of debt associated with Properties in Default. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We may not generate sufficient cash flow after debt service to reinstate distributions on our common stock and/or Series A Preferred Stock in the near term or at all. Our existing mortgage agreements contain lockbox and cash management provisions, which, under certain circumstances, limit our ability to utilize available cash flows at the specific property, including for the payment of distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock, regardless of our ability to refinance or extend our debt, including:

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

The lockbox and cash management arrangements contained in most of our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of the Properties in Default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

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

We are working to generate capital from a variety of sources. There can be no assurance that any of these capital raising activities will be successful. Any deterioration in the economic climate could negatively affect the value of our properties and therefore reduce our ability to dispose of these properties on acceptable terms. Our ability to dispose of our properties is also negatively affected by the weakness of the credit markets, which increases the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate. Finally, our current financial difficulties may encourage potential purchasers to offer less attractive terms for our properties. These conditions also negatively affect our ability to raise capital through other means, including through the sale of equity or joint venture interests.

Tax indemnification obligations in the event that we dispose of certain properties could limit our operating flexibility.

At the time of our initial public offering, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 59.1% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2010 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower (initial expiration in June 2012, with final expiration in June 2015);

•	US Bank Tower (initial expiration in June 2012, with final expiration in June 2015);

•	KPMG Tower (initial expiration in June 2012, with final expiration in June 2015);

•	Wells Fargo Tower (extended expiration in June 2011, with final expiration in June 2013); and

•	Plaza Las Fuentes (excluding the Westin® Pasadena Hotel) (extended expiration in June 2011, with final expiration in June 2013).

We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to dispose of any of these properties in transactions that would trigger these tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and certain other contributors, and we have acknowledged that a calculation of damages in the event these tax indemnification obligations are triggered will not be based on the time value of money nor the time remaining within the lock-out period, but will also give consideration to the tax effect of the disposition on the contributor or contributors. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties or in the event one of these properties were to be transferred in a foreclosure proceeding, pursuant to deed-in-lieu of foreclosure, or in any other taxable transaction. Were tax indemnification obligations to be triggered with respect to any of the above properties, the damages we would incur would likely have a material effect on our financial position and could result in our insolvency. The tax indemnification obligations may serve to prevent the sale of certain assets that might otherwise provide valuable liquidity alternatives to us and certain change of control transactions that would create adverse tax consequences for Mr. Maguire and the other contributors.

Continuing adverse economic conditions may have an adverse effect on our revenue and available cash, and may also impact our ability to sell certain properties if or when we decide to do so.

Our business requires continued access to cash to finance our operations, dividends, capital expenditures, indebtedness repayment obligations and development costs. We may not be able to generate sufficient cash for these purposes. Given current market conditions, rental revenue generated from our tenants may decrease due to tenant defaults and/or tenant bankruptcies. In addition to the direct adverse effect of tenant failures on our operations, these events also negatively affect our ability to attract and maintain rent levels for new tenants. Further, the actual or perceived adverse impact of current economic conditions on certain industries in which many of our tenants operate, including the mortgage, financial, insurance and professional services industries, may also negatively impact our revenue and our ability to complete any sale of our properties. These circumstances negatively affect our revenue and available cash, and also decrease the value of our properties, reducing the likelihood that we would be able to sell such properties, if or when we decide to do so, on attractive terms or at all.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or dispose of properties if or when we decide to do so.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control. Particularly in light of current economic conditions, we cannot predict whether we will be able to dispose of any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us. We also cannot predict the length of time needed to find a willing buyer and to close the sale of a property or the disposition of properties that are in default. In addition, the availability of financing and current market conditions may delay or prevent the closing of a sale of a property even if the price and other terms of the transaction were acceptable to us. The foregoing could mean that we may be unable to complete the disposition of identified properties in the near term or at all. Our inability to dispose of the Westin® Pasadena Hotel in accordance with our projected timing and pricing could have a material negative impact on our liquidity position.

We have the power to issue additional securities.

Subject to (1) the limited rights of holders of our Series A Preferred Stock and each parity class or series of preferred stock, voting together as a single class, to approve certain issuances of senior classes or series of stock and (2) any stockholder consent required by applicable law or any stock exchange rules, we may issue certain securities without further action by our stockholders.  Our board of directors may authorize us to issue securities that could, depending upon the terms of the particular securities, delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for our stockholders or otherwise be in their best interests.  In addition, future issuances of securities could be dilutive to existing stockholders and could adversely impact the trading prices of our common stock and/or our Series A Preferred Stock.
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

We depend on significant tenants.

As of December 31, 2010, our 20 largest tenants represented 50.2% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets. Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate. Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

During 2008 and 2009, there were a number of high profile bank failures. Failed banks or banks involved in government-facilitated sales are subject to the Federal Deposit Insurance Corporation’s (the “FDIC”) statutory authority and receivership process. The FDIC has receivership powers that are substantially broader than those of a bankruptcy trustee. In dealing with the FDIC in any repudiation of a lease, the Company as landlord is likely in a less favorable position than with a debtor in a bankruptcy proceeding. Many of the creditor protections that exist in a bankruptcy proceeding do not exist in a FDIC receivership.

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

The State of California began its fiscal year on July 1, 2010 with a significant reported deficit, which continues to impact the current recessionary conditions within that state. The State of California continues to address severe budget shortfalls through reductions of benefits and services and the layoff or furlough of employees. The State’s budgetary issues may reduce demand for leased space in California office properties.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2010, leases representing 9.7% of the square footage of the properties in our Effective Portfolio (excluding Properties in Default) will expire in 2011 and an additional 16.1% of the square footage of the properties in our Effective Portfolio (excluding Properties in Default) was available for lease. Above-market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates (particularly in the current softened leasing market).

U.S. economic conditions have been uncertain and challenging.

U.S. market and economic conditions continue to be challenging, with tighter credit conditions and modest growth. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases cease, to provide funding to borrowers. Volatility in the U.S. and international capital markets and continued recessionary conditions in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to satisfy maturing liabilities and access the capital markets to meet liquidity needs.

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

Most of our properties are located in Los Angeles County and Orange County, California, and many of them are concentrated in the LACBD, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Southern California region (such as business layoffs or downsizing, industry slowdowns (such as the current significant downturns in the mortgage and finance industries), relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California state budgetary constraints and priorities (particularly during challenging financial times like the present), increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and Southern California regional office space market (such as oversupply of, reduced demand for or decline in property values in such office space). The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. We cannot assure you of the growth of the Southern California economy or the national economy or our future growth rate.

Potential losses may not be covered by insurance.

We carry commercial liability, fire, extended coverage, earthquake, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a portfolio insurance program. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, such as those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover such losses. Most of our properties are located in Southern California, an area especially subject to earthquakes. Six of the seven largest properties in our office portfolio—US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (one of our joint venture properties)—are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 69.5% of our Effective Portfolio’s aggregate annualized rent (excluding Properties in Default) as of December 31, 2010. Because these properties are located so closely together, an earthquake in downtown Los Angeles and associated disasters could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, particularly in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. The cost of coverage for losses due to earthquakes and other natural disasters may significantly increase, and our ability to obtain appropriate levels of coverage may be adversely impacted, as a result of the recent series of disasters in Japan.

If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flow from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In such event, securing additional insurance, if possible, could be significantly more expensive than our current program.

Future terrorist attacks in the United States could harm the demand for and the value of our properties.

Future terrorist attacks in the U.S., such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew leases or re-lease space at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or cost more. Six of the seven largest properties in our office portfolio—US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (one of our joint venture properties)—are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 69.5% of our Effective Portfolio’s aggregate annualized rent (excluding Properties in Default) as of December 31, 2010. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize a taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our Operating Partnership with respect to sales of specified properties.

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

We possess leasehold interests on the land at Two California Plaza that, including renewal options, expires in 2082. We also have a lease for the land at Brea Corporate Place that expires in 2083. As of December 31, 2010, we had 1,657,739 net rentable square feet of office space located on these parcels. If we default under the terms of these long-term leases, we may be liable for damages and lose our interest in these properties, including our options to purchase the land subject to the leases. On March 7, 2011, our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property.

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

If excessive moisture accumulates in our buildings or on our building materials, it may trigger mold growth. Mold may emit airborne toxins or irritants. Inadequate ventilation, chemical contamination and other biological contaminants (including pollen, viruses, and bacteria) could also impair indoor air quality at our buildings. Impaired indoor air quality may cause a variety of adverse health effects, such as allergic reactions. If mold or other airborne contaminants exist or appear at our properties, we may have to undertake a costly remediation program to contain or remove the contaminants or increase indoor ventilation. If indoor air quality were impaired, we may have to temporarily relocate some or all of a property’s tenants and could be liable to our tenants, their employees or others for property damage and/or personal injury.

Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the U.S. Environmental Protection Agency (“EPA”) designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which the Glendale Center is located lies within a large Superfund site, and we could be named as a potentially responsible party with respect to that site.

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

Losses resulting from the breach of our loan document representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our non-recourse carve out guarantees and therefore present a risk to MPG Office Trust, Inc. should a special purpose property-owning subsidiary be unable to cover such a loss. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

We face risks related to climate change and climate change regulation.

Although we cannot say with certainty the rate, if any, at which climate change will occur, climate change could have a material adverse impact on our properties, results of operations and business. If climate change triggers a rise in sea levels or increases storm intensities, a decrease in demand for office space in our buildings may result, or we may have to cease operation of the buildings. Climate change could raise the cost of property insurance or electricity, making one or both difficult to obtain on acceptable terms.

The EPA has been moving to regulate greenhouse gas (“GHG”) emissions from large stationary and other sources, including electricity producers. States have also taken actions to regulate GHG emissions. For example, the State of California enacted AB 32, the Global Warming Solutions Act of 2006, establishing the first statewide program in the U.S. to limit GHG emissions. The California Air Resources Board has taken, and plans to take, various actions to implement AB 32, including approving in December 2010 a GHG cap-and-trade program, which is scheduled to take effect in 2012. Any additional taxation or regulation of GHGs, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the EPA has proposed or finalized, or (iii) regulations under legislation that states have passed or may pass could significantly increase our costs of operations and impact demand for our properties.

Potential environmental liabilities may exceed our environmental insurance coverage limits.

We carry environmental insurance to cover likely and reasonably anticipated potential environmental liability, including liability associated with the discharge, seepage, migration or release of any solid, liquid or gaseous contaminant. While we believe this coverage is sufficient to protect us against likely environmental risks, we cannot assure you that our insurance coverage will be sufficient. Losses resulting from the breach of our loan document representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our non-recourse carve out guarantees and therefore present a risk to MPG Office Trust, Inc. should a special purpose property-owning subsidiary be unable to cover such a loss.

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

Joint venture investments, including our joint venture with Charter Hall Group, could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We are currently partners with Charter Hall Group in a joint venture. We may also co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In the case of our existing joint venture and any additional joint ventures, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entities. Additionally we have a right of first opportunity agreement with Charter Hall Group, which obligates us to offer them the first opportunity to invest in any potential acquisition property. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. These risks are more significant in light of Charter Hall Group’s stated desire to pursue an orderly exit from the joint venture. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Impasses could also result in either the sale of a building or buildings, the sale of our joint venture interest or the purchase of Charter Hall Group’s interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. To qualify as a REIT, we must satisfy a number of asset, income, organizational, operational, dividend distribution, stock ownership and other requirements. For example, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. However, we have not had REIT taxable income, and have not been required to make any distributions to satisfy the REIT distribution requirement, for the past several years and do not anticipate having to make any distributions to satisfy such requirement for 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we would be subject to federal and state income tax at regular corporate rates; (ii) we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock and Series A Preferred Stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if our services company enters into agreements with us or our tenants on a basis that is determined to be other than on an arm’s-length basis.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel. If we lost their services, our business and investment opportunities and relationships could diminish. Many of our senior executives have strong regional industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

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

We could authorize and issue stock without stockholder approval. Our charter authorizes our board of directors to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, to issue authorized but unissued shares of our common stock or Series A Preferred Stock and to classify or reclassify any unissued shares of our common stock or Series A Preferred Stock and to set the preferences, rights and other terms of such classified or unclassified shares. Our board of directors could establish another series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction that might be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could be in the best interest of our stockholders, including: (i) “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority stockholder voting requirements on these combinations; and (ii) “control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. In addition, provided that we have a class of equity securities registered under the Exchange Act and at least three independent directors, Subtitle 8 of Title 3 of the MGCL permits us to elect to be subject, by provision in our charter or bylaws or a resolution of our board of directors and notwithstanding any contrary provision in the charter or bylaws, to certain provisions, including a classified board and a requirement that a vacancy on the board be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred. Our charter, bylaws, the partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interest of our stockholders.

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

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the indicated dates, the percentage leased and annualized rent per leased square foot for our Effective Portfolio:

	Percentage Leased	Annualized Rent per Square Foot (1)
December 31, 2010 (2)	81.8%	$22.27
December 31, 2009 (3)	82.7%	22.11
December 31, 2008	79.3%	22.09
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

(2)	Excluding Properties in Default, our Effective Portfolio was 83.9% leased and the annualized rent per square foot was $22.69 as of December 31, 2010.

(3)	Excluding Properties in Default, our Effective Portfolio was 84.6% leased and the annualized rent per square foot was $22.43 as of December 31, 2009.

Property Statistics

The following table summarizes our Total Portfolio as of December 31, 2010:

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built / Renovated	Ownership %	Net Building Rentable	Effective (1)	% of Net Rentable	% Leased	Total Annualized Rents (2)	Effective Annualized Rents (2)	Annualized Rent $/RSF (3)

Office Properties
Los Angeles County
Los Angeles Central Business District:
Gas Company Tower	1	17	1991	100%	1,349,169	1,349,169	10.42%	94.6%	$34,714,332	$34,714,332	$27.21
US Bank Tower	1	53	1989	100%	1,431,808	1,431,808	11.06%	57.9%	19,213,753	19,213,753	23.18
Wells Fargo Tower	2	56	1982	100%	1,400,531	1,400,531	10.82%	94.3%	29,195,403	29,195,403	22.10
Two California Plaza (4)	1	61	1992	100%	1,327,835	1,327,835	10.26%	81.9%	22,200,125	22,200,125	20.41
KPMG Tower	1	20	1983	100%	1,147,421	1,147,421	8.87%	94.3%	25,748,139	25,748,139	23.79
777 Tower	1	34	1991	100%	1,014,665	1,014,665	7.84%	79.6%	17,802,586	17,802,586	22.03
One California Plaza	1	26	1985	20%	1,022,876	204,575	7.90%	76.6%	16,513,312	3,302,662	21.07
Total LACBD Submarket	8	267			8,694,305	7,876,004	67.17%	82.7%	165,387,650	152,177,000	23.01

Tri-Cities Submarket:
Glendale Center	2	4	1973/1996	100%	396,000	396,000	3.06%	93.8%	8,619,616	8,619,616	23.20
801 North Brand (5)	1	29	1987	100%	282,788	282,788	2.19%	82.3%	4,726,445	4,726,445	20.32
701 North Brand	1	13	1978	100%	131,129	131,129	1.01%	97.2%	2,284,960	2,284,960	17.94
700 North Central (5)	1	12	1979	100%	134,168	134,168	1.04%	66.7%	1,550,940	1,550,940	17.34
Plaza Las Fuentes	3	9	1989	100%	192,958	192,958	1.49%	100.0%	5,489,026	5,489,026	28.45
Total Tri-Cities Submarket	8	67			1,137,043	1,137,043	8.79%	89.2%	22,670,987	22,670,987	22.36

Cerritos Office Submarket:
Cerritos – Phase I	1	1	1999	20%	221,968	44,394	1.71%	100.0%	6,317,209	1,263,442	28.46
Cerritos – Phase II	1	—	2001	20%	104,567	20,913	0.81%	100.0%	2,482,421	496,484	23.74
Total Cerritos Submarket	2	1			326,535	65,307	2.52%	100.0%	8,799,630	1,759,926	26.95

Total Los Angeles County	18	335			10,157,883	9,078,354	78.48%	84.0%	$196,858,267	$176,607,913	$23.08

Orange County
Central Orange Submarket:
3800 Chapman	1	2	1984	100%	158,767	158,767	1.23%	75.9%	$2,642,465	$2,642,465	$21.94
Stadium Gateway	1	7	2001	20%	272,826	54,565	2.10%	72.2%	4,246,922	849,384	21.57
Total Central Orange Submarket	2	9			431,593	213,332	3.33%	73.5%	6,889,387	3,491,849	21.71

Other:
Brea Corporate Place	2	22	1987	100%	329,904	329,904	2.55%	73.9%	3,637,037	3,637,037	14.91
Brea Financial Commons	3	2	1987	100%	165,540	165,540	1.28%	90.7%	3,035,782	3,035,782	20.23
Total Other	5	24			495,444	495,444	3.83%	79.5%	6,672,819	6,672,819	16.94

Total Orange County	7	33			927,037	708,776	7.16%	76.7%	$13,562,206	$10,164,668	$19.07

San Diego County
Sorrento Mesa Submarket:
San Diego Tech Center	11	25	1984/1986	20%	645,591	129,118	4.99%	82.3%	$10,420,508	$2,084,102	$19.61
Total San Diego County	11	25			645,591	129,118	4.99%	82.3%	$10,420,508	$2,084,102	$19.61

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built / Renovated	Ownership %	Net Building Rentable	Effective (1)	% of Net Rentable	% Leased	Total Annualized Rents (2)	Effective Annualized Rents (2)	Annualized Rent $/RSF (3)

Other
Denver, CO – Downtown Submarket:
Wells Fargo Center – Denver	1	40	1983	20%	1,212,205	242,441	9.37%	92.5%	$22,629,529	$4,525,906	$20.18
Total Other	1	40			1,212,205	242,441	9.37%	92.5%	$22,629,529	$4,525,906	$20.18

Total Office Properties	37	433			12,942,716	10,158,689	100.00%	84.2%	$243,470,510	$193,382,589	$22.35
Effective Office Properties					10,158,689			83.9%			$22.69

Properties in Default
550 South Hope Street	1	35	1991	100%	565,738	565,738		81.5%	$8,798,418	$8,798,418	$19.09
2600 Michelson	1	22	1986	100%	309,659	309,659		60.5%	3,335,903	3,335,903	17.80
Stadium Towers Plaza	1	20	1988	100%	258,575	258,575		46.2%	2,372,663	2,372,663	19.86
500 Orange Tower	3	31	1987	100%	335,898	335,898		69.0%	4,085,995	4,085,995	17.63
City Tower	1	24	1988	100%	412,839	412,839		78.2%	7,264,599	7,264,599	22.50
Total Properties in Default	7	132			1,882,709	1,882,709		70.3%	$25,857,578	$25,857,578	$19.55
Total Office and Properties in Default					14,825,425	12,041,398		82.4%
Effective Office and Properties in Default					12,041,398			81.8%

Hotel Property					SQFT	Effective SQFT	Number of Rooms
Westin® Hotel, Pasadena, CA				100%	266,000	266,000	350
Total Hotel Property					266,000	266,000	350
Total Office, Properties in Default and Hotel Properties					15,091,425	12,307,398
Parking Properties					SQFT	Effective SQFT	Vehicle Capacity	Effective Vehicle Capacity	Annualized Parking Revenue (6)	Effective Annualized Parking Revenue (7)	Effective Annualized Parking Revenue per Vehicle Capacity (8)
On-Site Parking					5,457,967	3,965,609	15,917	11,469	$33,519,537	$28,810,754	$2,512
Off-Site Garages					1,714,435	1,714,435	5,729	5,729	9,453,388	9,453,388	1,650
Properties in Default					1,626,436	1,626,436	5,425	5,425	2,807,752	2,807,752	518
Total Parking Properties					8,798,838	7,306,480	27,071	22,623	$45,780,677	$41,071,894	1,815
Total Office, Properties in Default, Hotel and Parking Properties					23,890,263	19,613,878
__________
(1)    Includes 100% of our consolidated portfolio and 20% of our joint venture properties with Charter Hall Group.
(2)    Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2010. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.
(3)    Annualized rent per rentable square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(4)    On March 7, 2011, the special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property.
(5)    In February 2011, the special purpose property-owning subsidiary that owns this property sent a notice of imminent default to the master servicer related to the mortgage loan secured by this property.
(6)    Annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2010.
(7)    Effective annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2010 adjusted to include 100% of our consolidated portfolio and 20% of our joint venture properties with Charter Hall Group.
(8)    Effective annualized parking revenue per vehicle capacity represents the effective annualized parking revenue divided by the effective vehicle capacity.

Tenant Information

As of December 31, 2010, our Total Portfolio (excluding Properties in Default) is leased to 433 tenants, many of which are nationally recognized firms in the financial services, entertainment, accounting and legal sectors. The following table sets forth information regarding the 20 largest tenants in our office portfolio based on total annualized rent for our Effective Portfolio (excluding Properties in Default) as of December 31, 2010:

Tenant		Number of Locations	Annualized Rent (1)	% of Annualized Rent	Leased Square Feet	% of Leased Square Feet of Effective Portfolio	Weighted Average Remaining Lease Term in Months	S & P Credit Rating / National Recognition (2)
Rated
1	Southern California Gas Company	1	$18,417,787	9.5%	527,916	6.2%	142	A
2	Wells Fargo Bank (3)	2	7,482,534	3.9%	385,759	4.5%	46	AA-
3	Bank of America (3)	5	5,070,752	2.6%	223,006	2.6%	29	A+
4	AT&T (3)	4	4,469,539	2.3%	180,349	2.1%	35	A-
5	US Bank, National Association	2	4,030,442	2.1%	157,488	1.8%	53	AA-
6	Disney Enterprises	1	3,706,960	1.9%	163,444	1.9%	66	A
7	Home Depot	1	2,327,207	1.2%	99,706	1.2%	29	BBB+
8	FNMA (Fannie Mae)	1	2,295,250	1.2%	61,655	0.7%	86	AAA
9	American Home Assurance	1	1,953,024	1.0%	112,042	1.3%	32	A+
10	Raytheon	1	1,561,471	0.8%	78,056	0.9%	34	A-
	Total Rated / Weighted Average (3), (4)		51,314,966	26.5%	1,989,421	23.2%	70
	Total Investment Grade Tenants (3)		$68,034,853	35.2%	2,781,517	32.6%

Nationally Recognized
11	Latham & Watkins LLP	2	9,422,841	4.9%	397,991	4.7%	143	3rd Largest US Law Firm
12	Gibson, Dunn & Crutcher LLP	1	6,464,056	3.3%	268,268	3.1%	83	14th Largest US Law Firm
13	Deloitte & Touche LLP	1	5,085,290	2.6%	290,588	3.4%	51	Largest US Accounting Firm
14	Marsh USA, Inc.	1	4,319,801	2.2%	210,722	2.5%	88	World’s Largest Insurance Broker
15	Morrison & Foerster LLP	1	3,885,728	2.0%	138,776	1.6%	33	21st Largest US Law Firm
16	Munger, Tolles & Olson LLP	1	3,786,763	2.0%	165,019	1.9%	134	132nd Largest US Law Firm
17	Sidley Austin LLP	1	3,747,128	1.9%	192,457	2.3%	156	6th Largest US Law Firm
18	KPMG LLP	1	3,688,892	1.9%	175,971	2.1%	42	4th Largest US Accounting Firm
19	PricewaterhouseCoopers LLP	1	2,990,625	1.5%	160,784	1.9%	29	3rd Largest US Accounting Firm
20	Bingham McCutchen LLP	1	2,673,095	1.4%	104,712	1.2%	25	24th Largest US Law Firm
	Total Nationally Recognized / Weighted Average (3), (4)		46,064,219	23.7%	2,105,288	24.7%	87
	Total Nationally Recognized Tenants (3)		82,364,541	42.6%	3,737,958	43.9%
	Total / Weighted Average (3), (4)		$97,379,185	50.2%	4,094,709	47.9%	79
	Total Investment Grade or Nationally Recognized Tenants (3)		$150,399,394	77.8%	6,519,475	76.5%
__________

(1)
Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2010, multiplied by 12.  For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized base rent.

(2)	S&P credit ratings are as of December 31, 2010. Rankings of law firms are based on total gross revenue in 2009 as reported by American Lawyer Media’s LAW.com.

(3)	Includes 20% of annualized rent and leased square footage for our joint venture properties with Charter Hall Group.

(4)	The weighted average calculation is based on the effective net rentable square feet leased by each tenant, which reflects our pro-rata share of our joint venture with Charter Hall Group.

The following table presents the diversification of tenants occupying space in our Effective Portfolio (excluding Properties in Default) by industry as of December 31, 2010:

NAICS Code	North American Industrial Classification System Description	Effective Leased Square Feet	Percentage of Effective Leased Square Feet
221	Utilities	532,176	6%
311 - 339	Manufacturing	221,398	3%
511 - 518	Information	631,431	7%
521 - 525	Finance and Insurance	2,092,212	25%
531 - 532	Real Estate and Rental and Leasing	322,946	4%
541	Professional, Scientific and Technical Services (except Legal Services)	1,307,427	15%
5411	Legal Services	2,735,596	32%
611	Educational Services	17,090	—%
721 - 722	Accommodation and Food Services	108,386	1%
921 - 923	Public Administration	71,952	1%
	All Other Services	483,318	6%
		8,523,932	100%

Lease Distribution

The following table presents information relating to the distribution of leases in our Effective Portfolio (excluding Properties in Default) based on the effective net rentable square feet under lease as of December 31, 2010:

Square Feet under Lease	Number of Leases	Percentage of Leases	Effective Leased Square Feet	Percentage of Effective Leased Square Feet	Annualized Rent	Percentage of Annualized Rent
2,500 or less	140	29%	121,066	1%	$2,998,662	2%
2,501 - 10,000	145	30%	715,127	8%	16,075,292	8%
10,001 - 20,000	74	16%	790,449	9%	17,455,936	9%
20,001 - 40,000	53	11%	1,058,304	13%	23,500,154	12%
40,001 - 100,000	44	9%	2,116,986	25%	45,033,672	23%
greater than 100,000	26	5%	3,722,000	44%	88,318,873	46%
	482	100%	8,523,932	100%	$193,382,589	100%

Lease Expirations

The following table presents a summary of lease expirations for our wholly owned portfolio (including Properties in Default but excluding our joint venture properties) for leases in place at December 31, 2010, plus available space, for each of the ten calendar years beginning January 1, 2011. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Area in Square Feet Covered by Expiring Leases	Percentage of Square Feet	Annualized Rent	Percentage of Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)
Available	2,090,766	18.4%
2011	1,206,664	10.6%	$27,779,971	13.4%	$23.02	$23.14
2012	707,668	6.2%	16,074,168	7.8%	22.71	23.77
2013	1,836,797	16.2%	41,193,645	19.9%	22.43	24.07
2014	784,949	6.9%	15,359,754	7.4%	19.57	22.14
2015	949,146	8.4%	19,612,429	9.5%	20.66	22.67
2016	467,828	4.1%	9,628,795	4.7%	20.58	20.04
2017	1,025,212	9.0%	22,361,458	10.8%	21.81	23.61
2018	473,182	4.2%	10,736,667	5.2%	22.69	28.18
2019	276,736	2.5%	6,299,794	3.0%	22.76	29.04
2020	318,570	2.8%	6,518,616	3.2%	20.46	27.60
Thereafter	1,207,874	10.7%	31,152,890	15.1%	25.79	30.87
	11,345,392	100.0%	$206,718,187	100.0%	$22.34	$24.75
 __________

(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

The following table presents a summary of lease expirations for the Properties in Default at December 31, 2010, plus available space, for each of the ten calendar years beginning January 1, 2011. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations.

Year	Area in Square Feet Covered by Expiring Leases	Percentage of Square Feet	Annualized Rent	Percentage of Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)
Available	560,069	29.7%
2011	274,663	14.6%	$5,576,590	21.6%	$20.30	$20.42
2012	127,624	6.8%	2,671,310	10.3%	20.93	21.99
2013	234,390	12.5%	5,804,057	22.4%	24.76	27.00
2014	187,651	10.0%	2,990,543	11.6%	15.94	18.56
2015	120,767	6.4%	1,943,780	7.5%	16.10	18.19
2016	66,581	3.5%	932,565	3.6%	14.01	15.65
2017	154,159	8.2%	2,845,678	11.0%	18.46	20.75
2018	77,268	4.1%	1,510,536	5.8%	19.55	25.76
2019	54,084	2.9%	1,177,964	4.6%	21.78	26.88
2020	4,180	0.2%	42,912	0.2%	10.27	17.40
Thereafter	21,273	1.1%	361,643	1.4%	17.00	27.52
	1,882,709	100.0%	$25,857,578	100.0%	$19.55	$21.62
 __________

(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

The following table presents a summary of lease expirations for our joint venture properties with Charter Hall Group for leases in place at December 31, 2010, plus available space, for each of the ten calendar years beginning January 1, 2011. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations.

Year	Area in Square Feet Covered by Expiring Leases	Percentage of Square Feet	Annualized Rent	Percentage of Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)
Available	520,303	15.0%
2011	267,284	7.7%	$5,053,888	8.1%	$18.91	$18.96
2012	322,168	9.3%	6,910,820	11.1%	21.45	21.84
2013	244,215	7.0%	5,589,097	8.9%	22.89	25.12
2014	794,661	22.8%	17,146,471	27.4%	21.58	24.04
2015	336,825	9.7%	5,758,110	9.2%	17.10	20.01
2016	162,432	4.7%	3,647,772	5.8%	22.46	19.38
2017	21,019	0.6%	429,595	0.7%	20.44	24.94
2018	95,242	2.7%	1,962,575	3.1%	20.61	28.58
2019	—	—%	—	—%	—	—
2020	544,249	15.6%	11,914,754	19.0%	21.89	30.01
Thereafter	171,635	4.9%	4,196,819	6.7%	24.45	29.97
	3,480,033	100.0%	$62,609,901	100.0%	$21.15	$24.24
 __________

(1)	Current rent per leased square foot represents current base rent, divided by total square footage under lease as of the same date.

(2)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Historical Tenant Improvements and Leasing Commissions (1), (2)

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants in our Effective Portfolio for 2010, 2009 and 2008. Information for all periods in 2010 and for the third and fourth quarters of 2009 excludes activity related to Properties in Default. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they are actually paid.

	For the Year Ended December 31,
	2010	2009	2008
Renewals (3)
Number of leases	46	79	130
Square feet	913,468	554,506	664,524
Tenant improvement costs per square foot (4)	$20.95	$9.09	$13.95
Leasing commission costs per square foot	$11.06	$6.11	$5.53
Total tenant improvements and leasing commissions
Costs per square foot	$32.01	$15.20	$19.48
Costs per square foot per year	$3.42	$2.60	$4.36

New/Modified Leases (5)
Number of leases	64	83	163
Square feet	607,565	617,522	1,115,055
Tenant improvement costs per square foot (4)	$10.09	$19.36	$41.97
Leasing commission costs per square foot	$6.36	$6.19	$10.11
Total tenant improvements and leasing commissions
Costs per square foot	$16.45	$25.55	$52.08
Costs per square foot per year	$3.07	$3.73	$5.98

Total
Number of leases	110	162	293
Square feet	1,521,033	1,172,028	1,779,579
Tenant improvement costs per square foot (4)	$16.61	$14.50	$31.51
Leasing commission costs per square foot	$9.18	$6.15	$8.40
Total tenant improvements and leasing commissions
Costs per square foot	$25.79	$20.65	$39.91
Costs per square foot per year	$3.32	$3.24	$5.60
 __________

(1)	Based on leases executed during the period. Excludes leases to related parties, short-term leases less than six months, and leases for raw space.

(2)	Tenant improvement and leasing commission information reflects 100% of the consolidated portfolio and 20% of our joint venture properties with Charter Hall Group.

(3)	Does not include retained tenants that have relocated to new space or expanded into new space.

(4)	Tenant improvements include improvements and lease concessions.

(5)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

Historical Capital Expenditures—Office Properties (1)

The following table sets forth certain information regarding historical non-recoverable and recoverable capital expenditures for office properties in our Effective Portfolio for 2010, 2009 and 2008. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases, but are borne by us to the extent of any unleased space in our portfolio.

	For the Year Ended December 31,
	2010	2009	2008
Non-recoverable capital expenditures (2)	$1,554,592	$3,248,071	$10,792,689
Total square feet	11,976,091	13,667,227	16,134,307
Non-recoverable capital expenditures per square foot	$0.13	$0.24	$0.67
Recoverable capital expenditures (3)	$2,473,537	$1,406,817	$1,227,790
Total square feet	11,976,091	13,667,227	16,134,307
Recoverable capital expenditures per square foot	$0.21	$0.10	$0.08
__________

(1)
Historical capital expenditures for each period shown reflect properties owned for the entire period. For properties sold during each period, the capital expenditures are excluded for that period. Any capital expenditures incurred during the period of disposition are footnoted separately.

(2)
For 2008, excludes $6.4 million of non-recoverable expenditures as a result of discretionary renovation costs of $6.1 million at KPMG Tower and $0.3 million of planned renovation costs at Lantana Media Campus.

(3)
Recoverable capital improvements, such as equipment upgrades, are generally financed through capital leases. The annual amortization, based on each asset’s useful life, as well as any financing costs, are generally billed to tenants on an annual basis as payments are made. The amounts presented represent the total value of the improvements in the year they are made.

Historical Capital Expenditures—Hotel Property

The following table sets forth certain information regarding historical capital expenditures at our hotel property for 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
Hotel improvements and equipment replacement	$874,246	$1,003,384	$699,531
Total hotel revenue	$20,662,203	$20,622,570	$26,615,726
Hotel improvements as a percentage of hotel revenue	4.2%	4.9%	2.6%

Development Properties

As of December 31, 2010, we held the following development properties:

	Location	Developable Square Feet (1)	Structured Parking Square Feet	Type of Planned Development
Development Properties
Los Angeles County
755 South Figueroa	Los Angeles, CA	930,000	266,000	Office
Glendale Center – Phase II	Glendale, CA	264,000	158,000	Mixed Use
Total Los Angeles County		1,194,000	424,000

Orange County
Brea Financial Commons/Brea Corporate Place (2)	Brea, CA	550,000	784,000	Office, Mixed Use
500 Orange Center (3)	Orange, CA	900,000	960,000	Office
City Tower II (4)	Orange, CA	465,000	696,000	Office
Total Orange County		1,915,000	2,440,000

San Diego County
San Diego Tech Center (5), (6)	Sorrento Mesa, CA	1,320,000	1,674,000	Office
Total		4,429,000	4,538,000

Development Properties Encumbered by Defaulted Mortgages
Orange County
2600 Michelson (7)	Irvine, CA	270,000	154,000	Office
Stadium Tower II (8)	Anaheim, CA	282,000	367,000	Office
Total		552,000	521,000
__________

(1)	The developable square feet presented represents the office, retail, hotel and residential footages that we estimate can be developed on the referenced property.

(2)
The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the allowed density under current zoning and capacity considerations for the site still under planning review.

(3)	This development site was sold in January 2011.

(4)
The developable square feet presented represents management’s estimate of the development potential for the referenced property based on the allowed density under a Conditional Use Permit obtained for the property in 2001, which has since expired.

(5)	Land held for development was not contributed to our joint venture with Charter Hall Group.

(6)	The third phase contemplates the demolition of 120,000 square feet of existing space.

(7)	This property is currently in receivership, along with the 2600 Michelson office building.

(8)	This property is currently in receivership, along with the Stadium Towers Plaza office building.

Indebtedness

General

As of December 31, 2010, our consolidated debt was comprised of mortgage loans secured by 19 properties and one unsecured term loan. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.26% as of December 31, 2010. A summary of our consolidated debt as of December 31, 2010 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$2,317.1	64.70%	5.45%	5 years
Variable-rate swapped to fixed-rate	400.0	11.17%	7.16%	2 years
Variable-rate	204.1	5.71%	3.05%	—
Total debt, excluding Properties in Default	2,921.2	81.58%	5.52%	4 years
Properties in Default	660.0	18.42%	10.76%
	$3,581.2	100.00%	6.32%

As of December 31, 2010, our ratio of total consolidated debt to total consolidated market capitalization was 89.9% of our total market capitalization of $4.0 billion (based on the closing price of our common stock of $2.75 per share on the NYSE on December 31, 2010). Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 96.2% as of December 31, 2010. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of December 31, 2010.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 5 to Consolidated Financial Statements.”

Mortgage Loans in Default

As of December 31, 2010, five of our special purpose property-owning subsidiaries were in default under non-recourse mortgage loans. Amounts due under these loans that are unpaid as of the date of this report are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
550 South Hope	August 6, 2009	$23,173	$781	$23,954
2600 Michelson	August 11, 2009	15,745	1,281	17,026
Stadium Towers Plaza	August 11, 2009	11,309	363	11,672
500 Orange Tower	January 6, 2010	10,713	1,388	12,101
City Tower	September 11, 2010	6,489	390	6,879
		$67,429	$4,203	$71,632

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreements and late fees assessed by the special servicers. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so.

On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties. In addition, on March 7, 2011 our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. There also can be no assurance that we will achieve a favorable outcome with respect to City Tower, 700 North Central, 801 North Brand or Two California Plaza.

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

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.01, is traded on the NYSE. For information regarding the high and low closing prices of our common stock for the last two calendar years, see Item 8. “Financial Statements and Supplementary Data—Note 18 to Consolidated Financial Statements.”

Holders of Record

As of March 11, 2011, there were 220 holders of record of our common stock.

Dividends

Our board of directors did not declare a dividend on our common stock during 2009 and 2010. The actual amount and timing of distributions in 2011 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,994,682	(2)	998,032
Equity compensation plans not approved by security holders (3)	—		—
Total	2,994,682		998,032
__________

(1)	Issued under the Second Amended and Restated 2003 Incentive Award Plan approved by stockholders on June 5, 2007.

(2)
Weighted average exercise price is $1.95 per share for 1,392,278 nonqualified stock options outstanding. Restricted common stock and restricted stock units totaling 1,602,404 shares are issued at no cost to the recipients.

(3)
On November 24, 2010, we granted David L. Weinstein, our President and Chief Executive Officer, 600,000 shares of restricted common stock as an employment inducement award pursuant to NYSE rules. These shares were issued to Mr. Weinstein on November 24, 2010.

Recent Sales of Unregistered Securities

On June 10, 2010, William Thomas Allen redeemed 65,164 noncontrolling common units of our Operating Partnership, and we issued him 65,164 shares of our common stock in exchange for his units. On November 17, 2010, Mr. Maguire, Maguire Partners BGHS, LLC, Bunker Hill Equity, LLC and Maguire Partners — Investments, LLC each redeemed 27,500 noncontrolling common units of our Operating Partnership, and we issued a total of 110,000 shares of our common stock in exchange for these units. Also on November 17, 2010, Maguire Partners — Master Investments, LLC redeemed 52,632 noncontrolling common units of our Operating Partnership, and we issued 52,632 shares of our common stock in exchange for its units. We received no cash or other consideration for any of the noncontrolling common units redeemed. All of the common stock issued in exchange for noncontrolling common units was issued in private placement transactions exempt from registration under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

During 2010, we accepted the cancellation of 298,833 restricted stock units held by certain employees in accordance with the provisions of the Second Amended and Restated 2003 Incentive Award Plan to satisfy the employees’ minimum statutory tax withholding obligations related to restricted stock unit awards that vested. We also accepted the cancellation of 9,167 shares of our common stock during 2010 from certain employees to satisfy the payment of the employees’ minimum statutory tax withholding obligations related to restricted common stock that vested. The value of the cancelled units and shares was calculated based on the closing market price of our common stock on the day prior to the applicable vesting date.

Also during 2010, we withheld 90,315 shares of our common stock from certain employees to satisfy the payment of exercise price and minimum statutory tax withholding obligations due upon the exercise of nonqualified stock option awards. The value of the withheld shares was calculated based on the closing market price of our common stock on the exercise date.

Performance Graph

The following graph compares the performance of our common stock for the five-year period ended December 31, 2010 with that of the S&P 500 Index, the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REITs Index and the NAREIT Office Index. Upon written request, we will provide any person with a list of the companies included in the NAREIT Equity REITs and/or Office indices. The Cumulative Total Return shown below assumes an initial investment of $100.00 on December 31, 2005 and reinvestment of dividends. The historical information included in the performance graph and Cumulative Total Return is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last trading day of each month shown.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MPG Office Trust, Inc., the S&P 500 Index,
the NAREIT Equity REITs Index and the NAREIT Office Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
MPG Office Trust, Inc.
S&P 500
NAREIT Equity REITs
NAREIT Office

_________
*     $100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
MPG Office Trust, Inc.	$100.00	$143.10	$111.17	$5.51	$5.70	$10.37
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
NAREIT Equity REITs	100.00	135.06	113.87	70.91	90.76	116.12
NAREIT Office	100.00	127.32	88.17	56.10	72.46	103.89

Item 6.    Selected Financial Data.

The following table sets forth selected consolidated financial and operating data for our company:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share amounts)
Operating Results (1), (2), (3), (4), (5)
Total revenue	$406,896	$423,841	$439,546	$407,931	$308,222
Total expenses (6)	748,438	814,850	566,588	507,304	321,693
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture and gains on sale of real estate	(341,542)	(391,009)	(127,042)	(99,373)	(13,471)
Equity in net income (loss) of unconsolidated joint venture	905	(10,401)	(1,092)	(2,149)	(3,746)
Gains on sale of real estate (7)	16,591	20,350	—	—	108,469
(Loss) income from continuing operations	(324,046)	(381,060)	(128,134)	(101,522)	91,252
Income (loss) from discontinued operations (8)	126,108	(488,667)	(195,204)	120,881	(11,780)
Net (loss) income	(197,938)	(869,727)	(323,338)	19,359	79,472
Net loss (income) attributable to common units of our Operating Partnership	25,926	108,570	14,354	(40)	(9,146)
Net (loss) income attributable to MPG Office Trust, Inc.	(172,012)	(761,157)	(308,984)	19,319	70,326
Preferred stock dividends	(19,064)	(19,064)	(19,064)	(19,064)	(19,064)
Net (loss) income available to common stockholders	$(191,076)	$(780,221)	$(328,048)	$255	$51,262
Net (loss) income available to common stockholders per share–basic	$(3.92)	$(16.21)	$(6.90)	$0.01	$1.11
Weighted average number of common shares outstanding–basic	48,770,326	48,127,997	47,538,457	46,750,597	46,257,573
Net (loss) income available to common stockholders per share–diluted	$(3.92)	$(16.21)	$(6.90)	$0.01	$1.09
Weighted average number of common and common equivalent shares outstanding–diluted	48,770,326	48,127,997	47,538,457	46,833,002	46,931,433
Distributions declared per common share	$—	$—	$—	$1.60	$1.60

Other Information
Cash flows provided by (used in) operating activities	$22,045	$6,983	$(42,658)	$45,742	$105,992
Cash flows provided by (used in) investing activities	317,592	354,042	(138,759)	(2,635,790)	(65,426)
Cash flows (used in) provided by financing activities	(383,755)	(350,545)	87,072	2,663,772	15,523

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Financial Position
Investments in real estate, net	$2,394,858	$3,192,445	$4,422,386	$4,962,707	$3,017,249
Assets associated with real estate held for sale	—	—	182,597	—	—
Total assets	2,771,012	3,667,659	5,199,015	5,749,778	3,511,729
Mortgage and other loans	3,576,493	4,248,975	4,714,090	5,003,341	2,794,349
Obligations associated with real estate held for sale	—	—	171,348	—	—
Total liabilities	3,816,534	4,524,636	5,218,677	5,391,794	3,051,146
Stockholders’ (deficit) equity	(920,341)	(754,020)	(19,662)	343,314	431,912
Noncontrolling interests	(125,181)	(102,957)	—	14,670	28,671
__________

(1)
Our selected financial data has been reclassified to reflect the disposition of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza during 2010, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for 2009, 2008,

2007 and 2006 will not agree to those previously reported in our Annual Reports on Form 10-K/A for the years ended December 31, 2009, 2008 and 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006, respectively.

(2)
Our selected financial data has been reclassified to reflect the disposition of 18581 Teller, City Parkway, Park Place I, 130 State College and the Lantana Media Campus during 2009, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for 2008, 2007 and 2006 will not agree to those previously reported in our Annual Reports on Form 10-K/A for the years ended December 31, 2008 and 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006, respectively.

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

(4)
Our selected financial data has been reclassified to reflect the disposition of Wateridge Plaza, Pacific Center and Regents Square during 2007, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for 2006 will not agree to those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

(5)
During 2007, we purchased 24 office properties and development sites from Blackstone Real Estate Advisors. The consolidated statements of operations include the results of operations for these properties commencing with their date of acquisition, April 24, 2007.

(6)
Expenses of continuing operations in 2010 include impairment charges totaling $210.1 million, and default interest accrued and the writeoff of deferred financing costs related to Properties in Default totaling $29.8 million. In 2009, amount includes impairment charges totaling $258.9 million, and default interest accrued and the writeoff of deferred financing costs related to Properties in Default totaling $10.4 million. In 2008, amount includes $23.9 million of costs associated with the review of strategic alternatives and subsequent management changes.

(7)
Gain on sale of real estate in 2010 represents the recognition of a deferred gain from the 2006 disposition of the 808 South Olive parking garage. In 2009, amount represents the recognition of a deferred gain from the 2006 contribution of an 80% interest in Cerritos Corporate Center to our joint venture with Charter Hall Group upon expiration of our loan guarantee. In 2006, amount represents the gain recorded on the contribution of an 80% interest in five previously wholly owned properties to our joint venture with Charter Hall Group.

(8)
In 2010, income from discontinued operations includes gains on settlement of debt totaling $156.1 million related to the disposition of Griffin Towers, Park Place II, 207 Goode and Pacific Arts Plaza and a $14.7 million gain on sale of real estate related to the disposition of Park Place II. In 2009, loss from discontinued operations includes impairment charges totaling $207.7 million resulting from the disposition of City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus combined with $242.0 million of impairment charges related to the writedown of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza to their estimated fair value as of December 31, 2009. In 2008, loss from discontinued operations includes impairment charges totaling $73.7 million resulting from the disposition of 1920 and 2010 Main Plaza and City Plaza combined with a $50.0 million impairment charge related to the writedown of 3161 Michelson to its estimated fair value, less estimated costs to sell, as of December 31, 2008. In 2007, income from discontinued operations includes a $195.4 million gain on sale of real estate from the sale of Wateridge Plaza, Pacific Center and Regents Square.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8. “Financial Statements and Supplementary Data.”

Overview and Background

We are a self-administered and self-managed REIT, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the LACBD and are primarily focused on owning and operating high-quality office properties in the Southern California market.

As of December 31, 2010, our Operating Partnership indirectly owns whole or partial interests in 24 office properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.4% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 12.0 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office and hotel properties from which we derive our net income or loss, which we recognize in accordance with GAAP. The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.6% share of our Operating Partnership.

Our property statistics as of December 31, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	14	21	9,462,683	5,306,954	16,085	9,462,683	5,306,954	16,085
Properties in Default	5	7	1,882,709	1,626,436	5,425	1,882,709	1,626,436	5,425
Unconsolidated joint venture	5	16	3,480,033	1,865,448	5,561	696,006	373,090	1,113
	24	44	14,825,425	8,798,838	27,071	12,041,398	7,306,480	22,623
Percentage Leased
Excluding Properties in Default			84.2%			83.9%
Properties in Default			70.3%			70.3%
Including Properties in Default			82.4%			81.8%

As of December 31, 2010, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our hotel property and on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services with respect to our joint venture with Charter Hall Group. Charter Hall Group has stated that they wish to pursue an orderly exit from the joint venture. To the extent the joint venture is modified or dissolved, these fees will likely be significantly reduced or

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

eliminated.

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs. In 2009 and 2010, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses. Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, recourse obligations and leasing costs.

Sources and Uses of Liquidity

Our expected actual and potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Unrestricted and restricted cash;	•	Property operations and corporate expenses;
•	Cash generated from operations;	•	Capital expenditures (including commissions and tenant improvements);
•	Asset dispositions;	•	Payments in connection with loans (including debt service, principal payment obligations and payments to extend, refinance or exit loans);
•	Cash generated from the contribution of existing assets to joint ventures;	•	Swap obligations;
•	Proceeds from additional secured or unsecured debt financings; and/or	•	Development costs; and/or
•	Proceeds from public or private issuance of debt or equity securities.	•	Distributions to common and preferred stockholders and unit holders.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position is as follows (in millions):

December 31, 2010
Restricted cash:
Leasing and capital expenditure reserves	$28.1
Tax, insurance and other working capital reserves	22.1
Prepaid rent	29.4
Collateral accounts	33.2
Total restricted cash, excluding Properties in Default	112.8
Unrestricted cash and cash equivalents	46.9
Total restricted cash and unrestricted cash and cash equivalents, excluding Properties in Default	159.7
Restricted cash of Properties in Default	30.0
$189.7

The leasing and capital expenditure, tax, insurance and other working capital and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. Of the $33.2 million held in cash collateral accounts by our counterparties as of December 31, 2010, we expect that our return of swap collateral will be in the range of $19 million to $21 million during 2011.

The following is a summary of our available leasing reserves (excluding Properties in Default) as of December 31, 2010 (in millions):

Restricted Cash Accounts
LACBD (1)	$17.8
Orange County	6.0
Tri-Cities	2.6
$26.4
__________

(1)
The amount of available leasing reserves in the LACBD includes $6.1 million related to Two California Plaza. Our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property on March 7, 2011.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels.  There was negative absorption in 2010 in most of our submarkets, and our overall occupancy levels declined in 2010. We expect our occupancy levels in 2011 to be flat or lower than 2010 levels for the following reasons (among others):

•	Leasing activity in general continues to be soft in all of our submarkets.

•	Our focus on cash preservation prevents us from entering into some leases with more significant near-term costs that we might otherwise pursue if we could fund those costs.

•	Our liquidity challenges and recent and potential future asset dispositions and loan defaults may impact potential tenants’ willingness to enter into leases with us.

•	The high unemployment rate has limited our tenant base.

•	The current economic conditions have resulted in some companies shifting to a more cautionary mode with respect to leasing.

•	Many of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent), and obtaining credit is currently challenging.

•
We are facing competition from high-quality, recently-completed sublease space that is currently available, particularly in the LACBD (though the amount of available high-quality sublease space is less than 2008 and 2009 levels).

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part I, Item 1A. “Risk Factors.”

Rental rates.  As a result of the economic crisis, average asking rental rates dropped in all of our submarkets during 2010. On average, our in-place rents are generally close to current market in the LACBD, above market in the Tri-Cities and significantly above market in Orange County. In 2011, management does not expect significant rental rate increases or decreases from current levels in our submarkets. However, because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline further.

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of December 31, 2010, our 20 largest tenants represented 50.2% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been severely impacted by the current economic climate. Many of our major tenants have experienced or may experience a notable business downturn, weakening their financial condition. This resulted in increased lease defaults and decreased rent collectability in 2009 and 2010. This trend may continue or worsen. In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, and we incurred standard transaction costs (including professional fees and commissions). In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the FDIC is acting as receiver.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Asset Dispositions—
In 2008, we announced our intent to dispose of certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $628.9 million of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash, which were used for general corporate purposes. During 2010, we closed the following transactions:

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

•
In May 2010, we completed a deed-in-lieu of foreclosure with the lender to dispose of 17885 Von Karman located in Irvine, California. Prior to the deed-in-lieu of foreclosure, we made a $1.9 million paydown on the construction loan and funded an additional $1.1 million to facilitate the disposition of this property. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the remaining $24.5 million balance due on the construction loan. Our Operating Partnership has no further obligation under the principal repayment guaranty with respect to the construction loan.

•	In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan secured by this property was assumed by the buyer upon disposition.

•
In July 2010, we disposed of Park Place II located in Irvine, California. The $98.3 million mortgage loans secured by this property was assumed by the buyer upon disposition. We were relieved of the obligation to pay $9.0 million of accrued contractual and default interest by the lender.

•
In October 2010, we disposed of 207 Goode located in Glendale, California in cooperation with the lender. We received proceeds from this transaction of $22.8 million, net of transaction costs, of which $21.6 million was used to partially repay the $38.2 million construction loan secured by this property. We were relieved of the obligation to pay the remaining $16.6 million due under the construction loan, and our Operating Partnership has no further obligation under the principal repayment and debt service guaranties.

•
In December 2010, we disposed of Pacific Arts Plaza located in Costa Mesa, California. We received proceeds from this transaction of $202.7 million, net of transaction costs, which were used to partially repay the $270.0 million loan secured by this property. We were relieved of the obligation to repay$81.4 million of principal, and contractual and default interest due under this mortgage loan by the lender.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries were in default as of December 31, 2010 under five CMBS mortgages totaling approximately $0.7 billion secured by five separate office properties totaling approximately 1.9 million square feet (Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower). On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties. In addition, on March 7, 2011 our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required or will require that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of December 31, 2010.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. There also can be no assurance that we will achieve a favorable outcome with respect to City Tower, 700 North Central, 801 North Brand or Two California Plaza.

During 2011, it is likely that additional special purpose property-owning subsidiaries will default and/or send notices of imminent default on non-recourse loans where the relevant project is or will be suffering from cash shortfalls on operating expenses and/or debt service obligations.

We are actively marketing the Westin® Pasadena Hotel, which may be disposed of in 2011. Our ability to dispose of this asset (and any other assets we choose to market in the near term) is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions, we cannot predict:

•	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	Whether potential buyers will be able to secure financing; and

•	The length of time needed to find a buyer and to close the sale of a property.

With respect to recent dispositions, the marketing process has often been lengthier than anticipated and projecting sale prices has proved to be difficult. This trend may continue or worsen. We also have a limited number of assets remaining that we could potentially sell in the near term to generate net proceeds. We may be unable to complete the disposition of the Westin® Pasadena Hotel or other identified properties in the near term or at all, which would significantly impact our liquidity situation.

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

Furthermore, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 59.1% of our Effective Portfolio’s aggregate annualized rent as of December 31, 2010 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower (initial expiration in June 2012, with final expiration in June 2015);

•	US Bank Tower (initial expiration in June 2012, with final expiration in June 2015);

•	KPMG Tower (initial expiration in June 2012, with final expiration in June 2015);

•	Wells Fargo Tower (extended expiration in June 2011, with final expiration in June 2013); and

•	Plaza Las Fuentes (excluding the Westin® Pasadena Hotel) (extended expiration in June 2011, with final expiration in June 2013).

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

Proceeds from Additional Secured or Unsecured Debt Financings—

We have historically financed our asset acquisitions and operations largely from secured debt financings. We currently do not have any arrangements for future financings. All of our properties are currently encumbered, and most of our existing debt arrangements contain rates and other terms that are unlikely to be obtained in the market at this time or in the near term. Given the current limited access to credit and our financial condition, it will also be challenging to obtain any significant unsecured financings in the near term.

Proceeds from Public or Private Issuance of Debt or Equity Securities—

While we currently have no plans for the public or private issuance of debt or equity securities, we may

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

explore this liquidity source in the future. Due to market conditions, our high leverage level and our liquidity position, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all. In the event of a successful issuance, existing equity holders would likely face substantial dilution. See Part I, Item 1A. “Risk Factors—We have the power to issue additional securities.”

Actual and Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of our cash in the near term. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses. All of our business units underwent a thorough budgeting process in the fourth quarter of 2010 to allow for support of the Company’s 2011 business plan, while preserving capital. Management continues to take steps to reduce general and administrative expenses. Our completed and any future property dispositions will further reduce these expenses. Regardless of these efforts, operating our properties and our business requires a significant amount of capital.

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

As of December 31, 2010, we have executed leases (excluding those related to Properties in Default) that contractually commit us to pay $32.7 million in unpaid leasing costs, of which $4.7 million is contractually due in 2012, $0.7 million in 2013, $1.0 million in 2014 and $12.5 million in 2015 and beyond. The remaining $13.8 million is contractually available for payment to tenants upon request during 2011, but actual payment is largely determined by the timing of requests from those tenants.

As part of our effort to preserve cash, we intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term. Given the current economic environment, this is likely to result in a decrease in the number of leases we execute (particularly new leases, which are generally more costly to us than renewals) and average rental rates. In addition, for leases that we do execute, we expect that standard tenant concessions will increase.

As included in the summary table of available leasing reserves shown above, we have $26.4 million in available leasing reserves as of December 31, 2010. We incurred approximately $26 per square foot, $21 per square foot and $40 per square foot in leasing costs on new and renewal leases executed during 2010, 2009 and 2008, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of December 31, 2010, we had $3.6 billion of total consolidated debt, including $0.7 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of the Properties in Default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default. During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. We made no debt service payments with unrestricted cash during 2010 for the Properties in Default.

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

A summary of our debt maturing in 2011 and 2012 is as follows (in millions):

	2011	2012	Maturity Date if Fully Extended
Unsecured term loan	$15.0	$—
Mortgage loans:
Brea Corporate Place/Brea Financial Commons	109.0	—	2012
Plaza Las Fuentes	80.1	—	2013
KPMG Tower	—	400.0
	$204.1	$400.0

Our unsecured term loan matures in May 2011. We have no right to extend this loan and expect to repay it at maturity using cash on hand.

Our Brea Corporate Place/Brea Financial Commons mortgage was extended to May 2011. We have a one-year extension option remaining as of December 31, 2010. The extension requires that we meet a debt service coverage ratio test and deliver an interest rate cap. If we are unable to fulfill the extension conditions, we could elect to make a paydown on this loan in order to obtain an extension. We currently meet the debt service coverage ratio needed to extend this loan until May 2012.

In October 2010, we extended our Plaza Las Fuentes mortgage loan to September 2011. We made a $9.0 million paydown to extend this loan using a combination of $6.4 million of unrestricted cash and $2.6 million of restricted cash held by the lender. This loan has two one-year extension options remaining as of December 31, 2010. The extension requirements include, among other things, meeting a debt service coverage ratio test and a loan-to-value test. We currently meet the debt service ratio and loan-to-value tests needed to extend this loan until September 2012. If we are unable to fulfill the extension conditions, we could elect to make a paydown on this loan in order to obtain an extension. We are currently working to refinance this loan in connection with the disposition of the Westin® Pasadena Hotel so as to generate net proceeds. There can be no assurance that we will be

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

successful in disposing of the hotel property or refinancing the office property.

Our KPMG Tower mortgage matures in October 2012. We expect that this loan will require a substantial paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make this significant paydown. We may seek to obtain the necessary capital through the disposition of other assets with equity above the debt and/or issue debt or equity securities.

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

We have significant covenants in our loan agreements, including: (1) required levels of tangible worth, interest coverage, fixed charge coverage and liquidity, (2) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the NYSE and/or another nationally recognized stock exchange, and (3) receipt of an unqualified audit opinion on our annual financial statements. Although we were in compliance with these covenants as of December 31, 2010, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates. We are taking active steps to address any potential non-compliance issues. However, any covenant modifications would likely require a payment by us to secure lender approval. No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all. The impact of non-compliance varies based on the terms of the applicable loan agreement, but in some cases could result in the acceleration of a significant financial obligation.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of December 31, 2010, we had transferred $30.7 million in cash to our counterparty to satisfy our collateral posting requirement under the swap. The cost to terminate the swap as of December 31, 2010 totals $35.9 million, less the $30.7 million in cash held by our counterparty.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both our Swap Liability and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of December 31, 2010, one-month LIBOR was 0.26%. As of December 31, 2010, each 0.25% weighted average decrease in expected future LIBOR rates during the remaining swap term would result in the requirement to post approximately $2 million in additional cash collateral, while each 0.25% weighted average increase in expected future LIBOR rates during the remaining swap term would result in the return to us of approximately $2 million in cash collateral from our counterparty. Accordingly, movements in expected future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2011.

During 2011, we expect that our return of swap collateral will be in the range of $19 million to $21 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

Development Costs—

We continually evaluate the size, timing, costs and scope of our development programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash to discretionary development projects for 2011, mainly for pursuing and preserving entitlements.

Distributions to Common and Preferred Stockholders and Unit Holders—

We are required to distribute 90% of our REIT taxable income (excluding net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We have historically funded a portion of our distributions from borrowings, and have distributed amounts in excess of our REIT taxable income. We may be required to use future borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. As of December 31, 2010, MPG Office Trust, Inc. had a net operating loss carryforward of approximately $814 million. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2011 to maintain our REIT status. Our board of directors did not declare dividends on our common stock during 2008, 2009 or 2010.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of January 31, 2011, we have missed nine quarterly dividend payments totaling $42.9 million. Upon missing six quarterly dividend payments (whether consecutive or non-

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

consecutive), the holders of our Series A Preferred Stock became entitled to elect two additional members to our board of directors (the “Preferred Directors”). On February 2, 2011, holders of our Series A Preferred Stock elected the Preferred Directors, who will serve on our board until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.

All distributions to common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Indebtedness

Mortgage and Other Loans

As of December 31, 2010, our consolidated debt was comprised of mortgage loans secured by 19 properties and one unsecured term loan. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.26% as of December 31, 2010. A summary of our consolidated debt as of December 31, 2010 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$2,317.1	64.70%	5.45%	5 years
Variable-rate swapped to fixed-rate	400.0	11.17%	7.16%	2 years
Variable-rate	204.1	5.71%	3.05%	—
Total debt, excluding Properties in Default	2,921.2	81.58%	5.52%	4 years
Properties in Default	660.0	18.42%	10.76%
	$3,581.2	100.00%	6.32%

As of December 31, 2010, our ratio of total consolidated debt to total consolidated market capitalization was 89.9% of our total market capitalization of $4.0 billion (based on the closing price of our common stock of $2.75 per share on the NYSE on December 31, 2010). Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 96.2% as of December 31, 2010. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of December 31, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2010 is as follows (in thousands, except percentage amounts):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service (2)
Floating-Rate Debt
Unsecured term loan (3)	4.01%	5/1/2011	$15,000	$610

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (4)	4.01%	9/29/2011	80,100	3,257
Brea Corporate Place (5)	2.21%	5/1/2011	70,468	1,579
Brea Financial Commons (5)	2.21%	5/1/2011	38,532	864
Total variable-rate mortgage loans			189,100	5,700

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (6)	7.16%	10/9/2012	400,000	29,054
Total floating-rate debt			604,100	35,364

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Two California Plaza (7)	5.50%	5/6/2017	470,000	26,208
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
Glendale Center	5.82%	8/11/2016	125,000	7,373
801 North Brand	5.73%	4/6/2015	75,540	4,386
The City – 3800 Chapman	5.93%	5/6/2017	44,370	2,666
701 North Brand	5.87%	10/1/2016	33,750	2,009
700 North Central	5.73%	4/6/2015	27,460	1,594
Total fixed-rate rate debt			2,317,120	128,037
Total debt, excluding Properties in Default			2,921,220	163,401

Properties in Default
550 South Hope Street (8)	10.67%	5/6/2017	200,000	21,638
City Tower (8)	10.85%	5/10/2017	140,000	15,398
500 Orange Tower (8)	10.88%	5/6/2017	110,000	12,136
2600 Michelson (8)	10.69%	5/10/2017	110,000	11,927
Stadium Towers Plaza (8)	10.78%	5/11/2017	100,000	10,934
Total Properties in Default			660,000	72,033
Total consolidated debt			3,581,220	$235,434
Debt discount			(4,727)
Total consolidated debt, net			$3,576,493
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The December 31, 2010 one-month LIBOR rate of 0.26% was used to calculate interest on the variable-rate loans.

(3)	This loan bears interest at a variable rate of LIBOR plus 3.75%.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(6)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(7)	On March 7, 2011, our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property. See “Subsequent Events.”

(8)
Our special purpose property-owning subsidiary that owns this property is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The actual settlement date for this loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

Mortgage Loans in Default

The interest expense recorded in our consolidated statements of operations related to mortgage loans in default is as follows (in thousands):

		For the Year Ended December 31, 2010		For the Five Months Ended December 31, 2009
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	$11,530	$10,139	$4,820	$4,111
2600 Michelson	August 11, 2009	6,351	5,576	2,662	2,185
Stadium Towers Plaza	August 11, 2009	5,881	5,069	2,458	1,986
500 Orange Tower	January 6, 2010	6,578	5,500	—	—
City Tower	September 11, 2010	2,775	2,178	—	—
		$33,115	$28,462	$9,940	$8,282

Amounts shown in the table above reflect contractual and default interest calculated per the terms of the loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle these amounts, as well as the principal balance of the loans, with unrestricted cash. We expect that any balances due will be settled in a non-cash manner at the time of disposition.

On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties. In addition, on March 7, 2011 our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset. There can be no assurance, however, that we will be able to resolve these matters in a short period of time. There also can be no assurance that we will achieve a favorable outcome with respect to City Tower, 700 North Central, 801 North Brand or Two California Plaza.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2011, it is likely that additional special purpose property-owning subsidiaries will default and/or send notices of imminent default on non-recourse loans where the relevant project is or will be suffering from cash shortfalls on operating expenses and/or debt service obligations.

Loan Extensions

Brea Corporate Place and Brea Financial Commons Mortgage Loan—

In May 2010, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons. This loan is now scheduled to mature on May 1, 2011. No cash paydown was made to extend the loan, and the loan terms remain unchanged. We have a one-year extension remaining on this loan, subject to certain conditions.

207 Goode Construction Loan—

In May 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan. In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment and debt service guaranties, and extend the maturity date of the loan. This loan was settled upon disposition of the property in October 2010.

Plaza Las Fuentes—

In October 2010, we extended our mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel. This loan is now scheduled to mature on September 29, 2011. We have two one-year extensions remaining on this loan, subject to certain conditions.

As part of the conditions to extend this loan, we made a $9.0 million paydown using a combination of $6.4 million of unrestricted cash and $2.6 million of restricted cash held by the lender. Per the terms of the amended loan, the principal payment amount was increased to $300.0 thousand per month (previously $200.0 thousand per month). The loan now bears interest at LIBOR plus 3.75% (previously LIBOR plus 3.25%).

Dispositions

2385 Northside Drive—

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property. Our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

Griffin Towers—

In March 2010, we disposed of Griffin Towers located in Santa Ana, California. We received proceeds of $89.4 million, net of transactions costs, which were combined with $6.5 million of restricted cash reserves released to us by the lender to partially repay the $125.0 million mortgage loan secured by this property. We recorded a $49.1 million gain on settlement of debt as part of discontinued operations as a result of principal amounts due under the mortgage and senior mezzanine loans forgiven by the lender upon disposition.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

17885 Von Karman—

In May 2010, we completed a deed-in-lieu of foreclosure with the lender to dispose of 17885 Von Karman located in Irvine, California. Prior to the deed-in-lieu of foreclosure, we made a $1.9 million paydown on the construction loan and funded an additional $1.1 million to facilitate the disposition of this property. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the remaining $24.5 million balance due on the construction loan. Our Operating Partnership has no further obligation under the principal repayment guaranty with respect to the construction loan.

Mission City Corporate Center—

In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan related to this property was assumed by the buyer upon disposition.

Park Place II—

In July 2010, we disposed of Park Place II located in Irvine, California. The $98.3 million mortgage loan secured by this property was assumed by the buyer upon disposition. We recorded a $9.0 million gain on settlement of debt as part of discontinued operations as a result of contractual and default interest forgiven by the lender upon disposition.

207 Goode—

In October 2010, we disposed of 207 Goode located in Glendale, California in cooperation with the lender. We received proceeds from this transaction of $22.8 million, net of transaction costs, of which $21.6 million was used to partially repay the $38.2 million construction loan secured by this property. We recorded a $16.6 million gain on settlement of debt as part of discontinued operations as a result of principal forgiven by the lender upon disposition. Our Operating Partnership has no further obligation under the principal repayment and debt service guaranties.

Pacific Arts Plaza—

In December 2010, we disposed of Pacific Arts Plaza located in Costa Mesa, California. We received proceeds from this transaction of $202.7 million, net of transaction costs, which were used to partially repay the $270.0 million loan secured by this property. We recorded an $81.4 million gain on settlement of debt as part of discontinued operations as a result of principal, and contractual and default interest forgiven by the lender upon disposition.

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. We were in compliance with such covenants as of December 31, 2010.

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

Debt Service Guaranty—

As a condition to closing the fixed-rate mortgage loan on 3800 Chapman in 2007, our Operating Partnership entered into a debt service guaranty that commenced on January 1, 2009. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, and (iii) the rollover reserve. The guaranty can expire before its term upon determination by the lender that the property has achieved a debt service coverage ratio (as defined in the loan agreement) of at least 1.10 to 1.00 for two consecutive calculation dates.

The following table provides information regarding our debt service guaranty as of December 31, 2010:

Property	Rentable Square Feet	Leased Percentage	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
3800 Chapman	158,767	75.9%	5/6/2017	$ 2.7M	$ 3.1M
__________

(1)	Annual debt service represents annual interest expense only.

(2)
Tax and insurance reserve payment obligations are reflected as deductions to derive in-place annual cash NOI. In-place annual cash NOI represents actual fourth quarter 2010 cash NOI multiplied by four.

During the term of the guaranty shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

The total amount our Operating Partnership would owe the lender under the debt service guaranty if the property were generating no in-place cash NOI would be $2.8 million, $2.8 million, $2.8 million, $2.8 million, $2.8 million and $3.9 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

Plaza Las Fuentes Mortgage Guarantee Obligations—

In connection with our special purpose property-owning subsidiary’s entry into a mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet). If either tenant defaults on its lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”). The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest. We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months’ worth of rent, provided that, in no event shall the amount deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant. As of December 31, 2010, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million, while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $11 million. As of December 31, 2010 and through the date of this report, both tenants

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

are current on their lease payments.

Non-Recourse Carve Out Guarantees—

In addition to the guaranties described above, all of the Company’s $3.6 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

As of December 31, 2010, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.6 billion as of December 31, 2010). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if all of the “non-recourse carve out” guarantees were triggered.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Our results of operations for 2010 compared to 2009 and 2009 compared to 2008 were affected by dispositions made during 2008, 2009 and 2010. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of the Properties in Default and our joint venture properties. The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business. Given the default status of the Properties in Default and our current business plan, management has excluded the results of the Properties in Default from the analysis of our Same Properties Portfolio as they believe the Company ultimately will not bear the benefit or burden of the operating performance of these properties prior to their disposition.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of 2010 and 2009

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Year Ended		Increase/ (Decrease)	% Change	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2010	12/31/2009			12/31/2010	12/31/2009
Revenue:
Rental	$204.7	$208.0	$(3.3)	(2)%	$244.3	$251.7	$(7.4)	(3)%
Tenant reimbursements	86.4	91.8	(5.4)	(6)%	93.1	98.9	(5.8)	(6)%
Hotel operations	20.7	20.6	0.1	—%	20.7	20.6	0.1	—%
Parking	38.0	40.3	(2.3)	(6)%	40.8	43.0	(2.2)	(5)%
Management, leasing and development services	—	—	—	—%	4.7	6.9	(2.2)	(32)%
Interest and other	2.7	1.5	1.2	80%	3.3	2.7	0.6	22%
Total revenue	352.5	362.2	(9.7)	(3)%	406.9	423.8	(16.9)	(4)%

Expenses:
Rental property operating and maintenance	79.4	80.2	(0.8)	(1)%	93.9	96.7	(2.8)	(3)%
Hotel operating and maintenance	14.6	14.1	0.5	4%	14.6	14.1	0.5	4%
Real estate taxes	28.2	29.9	(1.7)	(6)%	32.2	34.9	(2.7)	(8)%
Parking	10.3	11.2	(0.9)	(8)%	11.3	11.6	(0.3)	(3)%
General and administrative	—	—	—	—%	23.1	35.1	(12.0)	(34)%
Other expense	5.1	5.1	—	—%	6.3	6.0	0.3	5%
Depreciation and amortization	97.1	104.4	(7.3)	(7)%	118.2	129.4	(11.2)	(9)%
Impairment of long-lived assets	—	—	—	—%	210.1	258.9	(48.8)	(19)%
Interest	168.4	169.2	(0.8)	—%	238.7	228.2	10.5	5%
Total expenses	403.1	414.1	(11.0)	(3)%	748.4	814.9	(66.5)	(8)%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture and gains on sale of real estate	(50.6)	(51.9)	1.3		(341.5)	(391.1)	49.6
Equity in net income (loss) of unconsolidated joint venture	—	—	—		0.9	(10.4)	11.3
Gains on sale of real estate	—	—	—		16.6	20.4	(3.8)
Loss from continuing operations	$(50.6)	$(51.9)	$1.3		$(324.0)	$(381.1)	$57.1
Income (loss) from discontinued operations					$126.1	$(488.7)	$614.8

Rental Revenue

Same Properties Portfolio rental revenue decreased $3.3 million, or 2%, while Total Portfolio rental revenue decreased $7.4 million, or 3%, during 2010 as compared to 2009, primarily due to decreases in occupancy as a result of lease expirations and terminations during the period.  Additionally, rental rates have declined in both the LACBD and Orange County during 2010 as compared to 2009.

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $5.4 million, or 6%, while Total Portfolio tenant reimbursements revenue decreased $5.8 million, or 6%, during 2010 as compared to 2009, primarily due to lower occupancy and decreases in rental property operating and maintenance and real estate taxes

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expense billed to tenants.
Parking Revenue

Same Properties Portfolio parking revenue decreased $2.3 million, or 6%, while Total Portfolio parking revenue decreased $2.2 million, or 5%, during 2010 as compared to 2009, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal and the non-renewal of a non-tenant parking contract at an off-site garage.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue decreased $2.2 million, or 32%, during 2010 as compared to 2009, mainly due to lower management and leasing fees earned from our joint venture.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue increased $1.2 million while Total Portfolio interest and other revenue increased $0.6 million during 2010 as compared to 2009. Both increases were due to lease termination fees earned in 2010 with no comparable activity in 2009, partially offset by lower cash balances and lower interest rates earned on those balances during 2010.

Real Estate Taxes Expense

Same Properties Portfolio real estate taxes expense decreased $1.7 million, or 6%, while Total Portfolio real estate taxes expense decreased $2.7 million, or 8%, during 2010 as compared to 2009, primarily due to base year reductions in property values during 2010.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $12.0 million, or 34%, during 2010 as compared to 2009, largely as a result of lower compensation expense due to headcount reductions resulting from property dispositions and reduced severance costs in 2010 as compared to 2009.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $7.3 million, or 7%, while Total Portfolio depreciation and amortization expense decreased $11.2 million, or 9%, during 2010 as compared to 2009, mainly due to a reduction in the carrying amount of various properties, including the Properties in Default, as a result of impairment charges recorded in 2009 combined with lower amortization of lease-related costs in 2010 as a result of lease terminations in 2009.

Impairment of Long-Lived Assets

During 2010, we recorded a $210.1 million impairment charge in our Total Portfolio in connection with the writedown of certain office properties to their estimated fair value. During 2009, we recorded impairment charges totaling $258.9 million in our Total Portfolio, mainly due to the writedown of the Properties in Default and other office properties to their estimated fair value.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Total Portfolio interest expense increased $10.5 million, or 5%, during 2010 as compared to 2009, mainly due to the accrual of default interest on the Properties in Default.

Equity in Net Income (Loss) of Unconsolidated Joint Venture

Our equity in net income of unconsolidated joint venture was $0.9 million during 2010 while our equity in net loss of unconsolidated joint venture was $10.4 million during 2009. The loss in 2009 was driven by the joint venture’s impairment of the Quintana Campus.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in our Total Portfolio during 2010 as the result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage. During 2009, we recorded a $20.4 million gain on sale of real estate in our Total Portfolio as the result of the expiration of a loan guarantee made by our Operating Partnership on the Cerritos Corporate Center mortgage which was deferred at the time we contributed that property to our joint venture with Charter Hall Group.

Discontinued Operations

Our income from discontinued operations of $126.1 million during 2010 is comprised of gains on settlement of debt related to the disposition of Park Place II, Griffin Towers, 207 Goode and Pacific Arts Plaza and a gain on disposal of Park Place II. Our loss from discontinued operations of $488.7 million during 2009 was comprised primarily impairment charges recorded in connection with the disposition of various properties.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of 2009 to 2008

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Year Ended		Increase/ (Decrease)	% Change	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2009	12/31/2008			12/31/2009	12/31/2008
Revenue:
Rental	$208.0	$204.8	$3.2	2%	$251.7	$254.2	$(2.5)	(1)%
Tenant reimbursements	91.8	90.1	1.7	2%	98.9	99.3	(0.4)	—%
Hotel operations	20.6	26.6	(6.0)	(23)%	20.6	26.6	(6.0)	(23)%
Parking	40.3	42.3	(2.0)	(5)%	43.0	45.0	(2.0)	(4)%
Management, leasing and development services	—	—	—	—%	6.9	6.6	0.3	5%
Interest and other	1.5	3.0	(1.5)	(50)%	2.7	7.8	(5.1)	(65)%
Total revenue	362.2	366.8	(4.6)	(1)%	423.8	439.5	(15.7)	(4)%

Expenses:
Rental property operating and maintenance	80.2	78.9	1.3	2%	96.7	94.9	1.8	2%
Hotel operating and maintenance	14.1	17.1	(3.0)	(18)%	14.1	17.1	(3.0)	(18)%
Real estate taxes	29.9	31.1	(1.2)	(4)%	34.9	37.8	(2.9)	(8)%
Parking	11.2	11.5	(0.3)	(3)%	11.6	12.2	(0.6)	(5)%
General and administrative	—	—	—	—%	35.1	60.8	(25.7)	(42)%
Other expense	5.1	4.8	0.3	6%	6.0	5.8	0.2	3%
Depreciation and amortization	104.4	103.4	1.0	1%	129.4	135.1	(5.7)	(4)%
Impairment of long-lived assets	—	—	—	—%	258.9	—	258.9	—%
Interest	169.2	169.0	0.2	—%	228.2	201.4	26.8	13%
Loss from early extinguishment of debt	—	—	—	—%	—	1.4	(1.4)	—%
Total expenses	414.1	415.8	(1.7)	—%	814.9	566.5	248.4	44%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(51.9)	(49.0)	(2.9)		(391.1)	(127.0)	(264.1)
Equity in net loss of unconsolidated joint venture	—	—	—		(10.4)	(1.1)	(9.3)
Gain on sale of real estate	—	—	—		20.4	—	20.4
Loss from continuing operations	$(51.9)	$(49.0)	$(2.9)		$(381.1)	$(128.1)	$(253.0)
Loss from discontinued operations					$(488.7)	$(195.2)	$(293.5)

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

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $1.5 million, or 50%, while Total Portfolio interest and other revenue decreased $5.1 million, or 65%, during 2009 as compared to 2008. Both decreases were as the result of lower cash balances and lower interest rates earned on those balances during 2009.

Hotel Operating and Maintenance Expense

Hotel operating and maintenance decreased $3.0 million, or 18%, during 2009 as compared to 2008, primarily due to strategic management of overhead costs in anticipation of lower hotel occupancy and a decrease in management fees earned by Westin® due to reduced revenue.

Real Estate Taxes Expense

Total Portfolio real estate taxes decreased $2.9 million, or 8%, during 2009 as compared to 2008, mainly due to base year reductions at a number of properties combined with the retirement of Los Angeles County Metropolitan Transportation Authority Bonds on which we were being assessed.

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

Impairment of Long-Lived Assets

We recorded impairment charges totaling $258.9 million in our Total Portfolio during 2009, mainly due to the writedown of the Properties in Default and other office properties to their estimated fair value and the writeoff of certain assets related to our investment in DH Von Karman Maguire, LLC. There was no comparable activity during 2008.

Interest Expense

Total Portfolio interest expense increased $26.8 million, or 13%, during 2009 as compared to 2008 primarily due to the accrual of $8.3 million of default interest on Properties in Default during 2009 as well as recognition of an $11.3 million realized loss on a forward-starting interest rate swap during 2009 due to settlement of the swap. There was no comparable activity during 2008. Interest expense during 2009 was also impacted by

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

lower capitalized interest resulting from reduced development activity as well as a full year of interest expense on our Plaza Las Fuentes mortgage (compared to three months during 2008) and the writeoff of deferred financing costs totaling $2.8 million related to Properties in Default.

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

Gain on Sale of Real Estate

We recorded a $20.4 million gain on sale of real estate in our Total Portfolio during 2009 as the result of the expiration of a loan guarantee made by our Operating Partnership on the Cerritos Corporate Center mortgage. This gain was deferred at the time we contributed Cerritos Corporate Center to our joint venture with Charter Hall Group.

Discontinued Operations

Our loss from discontinued operations of $488.7 million in 2009 was comprised primarily of impairment charges totaling $449.7 million recorded in connection with the disposition of City Parkway, 3161 Michelson, Park Place I, 130 State College and Lantana Media Campus during 2009 as well as charges taken to reduce Park Place II, 207 Goode and Pacific Arts Plaza to their estimated fair value as of December 31, 2009. Our loss from discontinued operations of $195.2 million in 2008 was primarily due to impairment charges totaling $73.7 million recorded in connection with the disposition of 1920 and 2010 Main Plaza and City Plaza and a $50.0 million charge to reduce the carrying value of 3161 Michelson to its estimated fair value, less estimated costs to sell, due to the decision to classify this property as held for sale as of December 31, 2008.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below.

	For the Year Ended December 31,		Increase/ (Decrease)
	2010	2009
	(In thousands)
Net cash provided by operating activities	$22,045	$6,983	$15,062
Net cash provided by investing activities	317,592	354,042	(36,450)
Net cash used in financing activities	(383,755)	(350,545)	(33,210)

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. During 2011, we are focused on preserving and generating cash sufficient to fund our liquidity needs. See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash provided by operating activities during 2010 totaled $22.0 million, compared to net cash provided by operating activities during 2009 of $7.0 million. Improved property operating income as a result of the disposition of underperforming assets during 2009 and 2010 combined with a reduction in general and administrative expense and interest accrued related to the Properties in Default that was unpaid as of December 31, 2010 were the drivers of the increase in cash provided by operating activities.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our operating properties. In the past, we funded restricted cash reserves at loan inception which we then used to pay for activities at our operating properties. In 2008 and 2009, our cash flow from investing activities was also impacted by construction and lease-up activity at our development properties. Net cash provided by investing activities was $317.6 million during 2010, compared to net cash provided by investing activities of $354.0 million during 2009, mainly due to lower proceeds received from dispositions in 2010. Additionally, we significantly reduced the amount of discretionary funds spent on tenant improvements and leasing commissions and development activity in 2010 as compared to 2009, and our expenditures in 2010 are also lower due to property dispositions completed in 2009.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $383.8 million during 2010, compared to net cash used in financing activities of $350.5 million during 2009, primarily due to higher debt repayment activity during 2010. In 2011, we expect to continue to use funds received upon disposition of properties to repay the mortgage loans encumbering those properties. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future.

Development Properties

We continually evaluate the size, timing, costs and scope of our development programs and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash to discretionary development projects for 2011, mainly for pursuing and preserving entitlements.

We own undeveloped land that we believe can support up to approximately 4 million square feet of office and mixed-use development and approximately 5 million square feet of structured parking, excluding development sites that are encumbered by mortgage loans on the 2600 Michelson and Stadium Towers Plaza properties, which are in default.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

We have certain off-balance sheet arrangements, which we believe are appropriately disclosed in this Annual Report on Form 10-K and elsewhere. We do not believe that any of these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table provides information with respect to our commitments as of December 31, 2010, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Principal payments on mortgage and other loans –
Consolidated	$204,100	$400,000	$533,000	$—	$103,000	$1,681,120	$2,921,220
Properties in Default (1)	—	—	—	—	—	660,000	660,000
Interest payments –
Consolidated – fixed-rate (2)	128,037	128,037	119,192	99,577	95,170	99,391	669,404
Consolidated – variable-rate (3)	33,015	24,278	—	—	—	—	57,293
Properties in Default (1)	144,315	72,033	72,033	72,033	72,033	97,500	529,947
Capital leases (4)	596	348	266	135	136	218	1,699
Operating lease (5)	832	857	885	313	—	—	2,887
Lease termination agreement (6)	870	—	—	—	—	—	870
Property disposition obligations –
Joint venture properties (7)	418	308	383	105	—	—	1,214
Lease takeover obligation (8)	772	792	799	833	841	424	4,461
Tenant-related commitments (9) –
Consolidated	13,786	4,703	717	965	318	12,251	32,740
Properties in Default	3,136	467	7	—	1,064	—	4,674
Parking easement obligations (10)	1,233	—	—	—	—	—	1,233
Air space and ground leases (11)	3,330	3,330	3,330	3,720	3,720	341,772	359,202
	$534,440	$635,153	$730,612	$177,681	$276,282	$2,892,676	$5,246,844
__________

(1)
Amounts shown for principal payments related to Properties in Default reflect the contractual maturity dates per the loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Amounts shown for interest related to Properties in Default are based on contractual and default interest rates per the loan agreements. Interest amounts that were contractually due and unpaid as of December 31, 2010 are included in the 2011 column. Management does not intend to settle principal and interest amounts related to Properties in Default with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

(2)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.26% as of December 31, 2010 plus the contractual spread per the loan agreement.

(4)	Includes principal and interest payments.

(5)	Includes operating lease obligations for subleased office space at 1733 Ocean.

(6)	Includes payments to be made pursuant to a lease termination agreement for fourth floor office space at 1733 Ocean.

(7)	Includes master lease obligations related to our joint venture with Charter Hall Group.

(8)
Includes a gross lease takeover obligation at a property that was disposed of in 2009. We have mitigated this obligation through a sublease of that space to a third-party tenant. The subtenant is currently in default under their sublease due to nonpayment of rent. We

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

may be required to evict the subtenant, file a claim for damages and pursue a new subtenant for the space.

(9)
Tenant-related commitments are based on executed leases as of December 31, 2010. We are not currently funding tenant-related commitments for Properties in Default. Amounts are being funded by the special servicers using restricted cash held at the property level.

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

Related Party Transactions

Robert F. Maguire III

Separation and Consulting Agreements—

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as our Chief Executive Officer and Chairman of the Board of the Company. On that same date, Mr. Maguire also entered into a consulting agreement with the Company. During 2008, we recorded $4.4 million of charges in connection with the entry into the separation agreement and $0.2 million in connection with the consulting agreement. All amounts due to Mr. Maguire under these agreements were paid in full as of December 31, 2009.

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

Effective February 1, 2010, we agreed to terminate our lease of 17,207 square feet of rentable area on the fourth floor of 1733 Ocean for consideration totaling $2.5 million, consisting of installment payments of $2.0 million and an offset of $0.5 million of amounts due to us by Mr. Maguire. During 2009, we recorded a charge totaling $1.4 million in connection with the termination of this lease. During 2010, we paid $1.1 million to Mr. Maguire in connection with the lease termination agreement. As of December 31, 2010, the balance due Mr. Maguire under this agreement is $0.9 million.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Management and development fees and leasing commissions	$—	$—	$1,005
Rent payments	85	982	771

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tax Indemnification Agreement—

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities. Under this agreement, we agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003, as long as certain conditions under Mr. Maguire’s contribution agreement were met. The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange). Mr. Maguire’s separation agreement modified his tax indemnification agreement. As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), share of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of MPG Office, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions. As of December 31, 2010, Mr. Maguire met the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties, Inc. predecessor, have guaranteed a portion of our mortgage loans. As of December 31, 2010 and 2009, $591.8 million of our debt is subject to such guarantees.

Joint Venture with Charter Hall Group

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall Group. Charter Hall Group has stated that they wish to pursue an orderly exit from the joint venture. To the extent the joint venture is modified or dissolved, these fees will likely be significantly reduced or eliminated. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Management, investment advisory and development fees and leasing commissions	$4,293	$6,298	$5,534

	December 31, 2010	December 31, 2009
Accounts receivable	$1,819	$2,359
Accounts payable	—	(5)
	$1,819	$2,354

Litigation

See Part I, Item 3. “Legal Proceedings.”

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets would have been impaired at December 31, 2010. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

Lease termination fees, which are included as part of interest and other in the consolidated statement of operations, are recognized when the related leases are cancelled, the leased space has been vacated, and we have no continuing obligation to provide services to such former tenants and collectability is reasonably assured. Upon a tenant’s agreement to terminate a lease early, we accelerate the depreciation and amortization of the remaining unamortized assets associated with the tenant through the termination date. However, if we expect a loss on early termination, the remaining unamortized assets and/or liabilities related to the tenant are recognized in the consolidated statement of operations immediately as part of depreciation and amortization.

We must make subjective estimates related to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income or loss because a higher bad debt allowance would result in lower net income or increased net loss, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income or loss for a particular period.

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

Subsequent Events

500 Orange Center Development Site Disposition

On January 27, 2011, we disposed of the 500 Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, to be used for general corporate purposes.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

500 Orange Tower Receivership

On January 31, 2011, 500 Orange Tower was placed in receivership pursuant to our written agreement with the special servicer. The receiver will manage the operations of the property, and we will cooperate in any sale of the property. If the property is not sold within the period specified in the agreement, the special servicer is obligated to acquire the property by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. We have no liability in connection with the disposition of the property other than our legal fees. Upon closing of a sale, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership order fully insulates us against all potential recourse events that could occur during the receivership period.
Notices of Imminent Default on Mortgage Loans
On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties.
Two California Plaza Mortgage Loan Default
On March 7, 2011, our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property.

Non-GAAP Supplemental Measure

FFO is a widely recognized measure of REIT performance. We calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net loss (as computed in accordance with GAAP), excluding gains from disposition of property (but including impairments and provisions for losses on property held for sale), plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements). Adjustments for our unconsolidated joint venture are calculated to reflect FFO on the same basis.

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

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of our performance is limited. Other Equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other Equity REITs’ FFO. As a result, FFO should be considered only as a supplement to net loss as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for cash flows from operating activities (as computed in accordance with GAAP).

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of the net loss available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Year Ended December 31,
		2010	2009	2008
Net loss available to common stockholders		$(191,076)	$(780,221)	$(328,048)

Add:	Depreciation of amortization of real estate assets	128,047	167,933	196,816
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	7,522	9,712	9,559
	Net loss attributable to common units of our Operating Partnership	(25,926)	(108,570)	(14,354)
	Allocated (unallocated) losses – unconsolidated joint venture (1)	4,019	(4,019)	—
Deduct:	Gains on sale of real estate	31,280	22,520	—
Funds from operations available to common stockholders and unit holders (FFO)		$(108,694)	$(737,685)	$(136,027)
Company share of FFO (2)		$(95,829)	$(647,574)	$(119,399)
FFO per share – basic		$(1.96)	$(13.46)	$(2.51)
FFO per share – diluted		$(1.96)	$(13.46)	$(2.51)
________

(1)	Amount represents our 20% ownership interest in our joint venture with Charter Hall Group.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 87.9%, 87.8% and 87.5% for 2010, 2009 and 2008, respectively.

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

As of December 31, 2010, approximately $604.1 million, or 16.9%, of our consolidated debt bears interest at variable rates based on one-month LIBOR.

Our interest rate swap and cap agreements outstanding as of December 31, 2010 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest rate swap	$425,000	5.564%	9/9/2007	8/9/2012	$(33,781)
Interest rate cap	109,000	6.500%	5/1/2010	5/1/2011	—
Interest rate cap	80,800	4.750%	10/28/2010	11/9/2011	—
					$(33,781)

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during 2010 (in millions):

		Fair Value of
	Interest Expense	Mortgage and Other Loans (1)	Interest Rate Swap
50 basis point increase	$1.0	$(38.0)	$3.5
50 basis point decrease	(0.5)	38.9	(3.5)
__________

(1)	Excluding Properties in Default.

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of our interest rate cap agreements as of December 31, 2010.

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

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of December 31, 2010, we had transferred $30.7 million to our counterparty to satisfy our collateral posting requirement under the swap. This collateral will be returned to us during the remaining term of the swap as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

Future changes in both expected and actual LIBOR rates will continue to have a significant impact on both the fair value of the swap and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of December 31, 2010, one-month LIBOR was 0.26%. As of December 31, 2010, each 0.25% weighted average decrease in future expected LIBOR rates during the remaining swap term would result in the requirement to post approximately $2 million in additional cash collateral, while each 0.25% weighted average increase in future expected LIBOR rates during the remaining swap term would result in the return to us of approximately $2 million in cash collateral from our counterparty. Accordingly, movements in expected future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during 2011 and 2012.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MPG Office Trust, Inc.:

We have audited the accompanying consolidated balance sheets of MPG Office Trust, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity/(deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPG Office Trust, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MPG Office Trust, Inc.:

We have audited MPG Office Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MPG Office Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity/(deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 16, 2011

MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except share amounts)
ASSETS
Investments in real estate:
Land	$313,942	$427,099
Acquired ground leases	55,801	55,801
Buildings and improvements	2,280,878	2,877,304
Land held for development and construction in progress	92,001	142,762
Tenant improvements	300,052	329,713
Furniture, fixtures and equipment	20,512	19,519
	3,063,186	3,852,198
Less: accumulated depreciation	(668,328)	(659,753)
Investments in real estate, net	2,394,858	3,192,445

Cash and cash equivalents	46,864	90,982
Restricted cash	142,795	151,736
Rents and other receivables, net	5,809	6,589
Deferred rents	60,609	68,709
Due from affiliates	1,819	2,359
Deferred leasing costs and value of in-place leases, net	91,311	114,875
Deferred loan costs, net	13,972	20,077
Acquired above-market leases, net	4,498	8,160
Other assets	8,477	11,727
Total assets	$2,771,012	$3,667,659

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other loans	$3,576,493	$4,248,975
Accounts payable and other liabilities	194,550	195,441
Capital leases payable	1,465	2,611
Acquired below-market leases, net	44,026	77,609
Total liabilities	3,816,534	4,524,636

Commitments and Contingencies (See Note 17)

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,925,499 and 47,964,605 shares issued and outstanding at December 31, 2010 and 2009, respectively	489	480
Additional paid-in capital	702,556	701,781
Accumulated deficit and dividends	(1,594,407)	(1,420,092)
Accumulated other comprehensive loss	(29,079)	(36,289)
Total stockholders’ deficit	(920,341)	(754,020)
Noncontrolling Interests:
Common units of our Operating Partnership	(125,181)	(102,957)
Total deficit	(1,045,522)	(856,977)
Total liabilities and deficit	$2,771,012	$3,667,659

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)
Revenue:
Rental	$244,339	$251,746	$254,205
Tenant reimbursements	93,139	98,907	99,286
Hotel operations	20,662	20,623	26,616
Parking	40,786	42,979	44,983
Management, leasing and development services	4,669	6,894	6,637
Interest and other	3,301	2,692	7,819
Total revenue	406,896	423,841	439,546

Expenses:
Rental property operating and maintenance	93,884	96,656	94,868
Hotel operating and maintenance	14,554	14,064	17,105
Real estate taxes	32,247	34,878	37,797
Parking	11,257	11,654	12,219
General and administrative	23,103	35,106	60,835
Other expense	6,341	6,034	5,866
Depreciation and amortization	118,179	129,358	135,062
Impairment of long-lived assets	210,122	258,874	—
Interest	238,751	228,226	201,373
Loss from early extinguishment of debt	—	—	1,463
Total expenses	748,438	814,850	566,588

Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture and gains on sale of real estate	(341,542)	(391,009)	(127,042)
Equity in net income (loss) of unconsolidated joint venture	905	(10,401)	(1,092)
Gains on sale of real estate	16,591	20,350	—
Loss from continuing operations	(324,046)	(381,060)	(128,134)

Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(44,710)	(490,837)	(195,204)
Gains on settlement of debt	156,129	—	—
Gains on sale of real estate	14,689	2,170	—
Income (loss) from discontinued operations	126,108	(488,667)	(195,204)

Net loss	(197,938)	(869,727)	(323,338)
Net loss attributable to common units of our Operating Partnership	25,926	108,570	14,354
Net loss attributable to MPG Office Trust, Inc.	(172,012)	(761,157)	(308,984)
Preferred stock dividends	(19,064)	(19,064)	(19,064)
Net loss available to common stockholders	$(191,076)	$(780,221)	$(328,048)

Basic loss per common share:
Loss from continuing operations	$(6.20)	$(7.30)	$(2.94)
Income (loss) from discontinued operations	2.28	(8.91)	(3.96)
Net loss available to common stockholders per share	$(3.92)	$(16.21)	$(6.90)

Weighted average number of common shares outstanding	48,770,326	48,127,997	47,538,457

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(283,040)	$(332,181)	$(120,509)
Income (loss) from discontinued operations	111,028	(428,976)	(188,475)
	$(172,012)	$(761,157)	$(308,984)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
AND COMPREHENSIVE LOSS

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit and Dividends	Accumu- lated Other Compre- hensive Loss, Net	Non- controlling Interests	Total Equity/ (Deficit)
	Preferred Stock	Common Stock
	(In thousands, except share amounts)

Balance, December 31, 2007	10,000,000	47,185,636	$100	$472	$691,518	$(331,735)	$(17,041)	$14,670	$357,984

Comprehensive loss:
Net loss						(308,984)		(14,354)	(323,338)
Other comprehensive loss							(42,855)	504	(42,351)
Comprehensive loss						(308,984)	(42,855)	(13,850)	(365,689)
Preferred dividends declared						(15,887)			(15,887)
Share-based compensation		167,064		2	4,395				4,397
Repurchase of common stock		(109,088)		(1)	(1,384)				(1,385)
Redemption of common units of our Operating Partnership		731,343		7	1,731			(820)	918
Balance, December 31, 2008	10,000,000	47,974,955	100	480	696,260	(656,606)	(59,896)	—	(19,662)

Comprehensive loss:
Net loss						(761,157)		(108,570)	(869,727)
Other comprehensive loss							23,607	3,284	26,891
Other						(2,329)		2,329	—
Comprehensive loss						(763,486)	23,607	(102,957)	(842,836)
Share-based compensation		14,882			5,547				5,547
Repurchase of common stock		(25,232)			(26)				(26)
Balance, December 31, 2009	10,000,000	47,964,605	100	480	701,781	(1,420,092)	(36,289)	(102,957)	(856,977)

Comprehensive loss:
Net loss						(172,012)		(25,926)	(197,938)
Other comprehensive loss							7,195	958	8,153
Other						(2,303)		2,303	—
Comprehensive loss						(174,315)	7,195	(22,665)	(189,785)
Share-based compensation		859,171		8	967				975
Repurchase of common stock		(126,073)		(1)	266				265
Redemption of common units of our Operating Partnership		227,796		2	(458)		15	441	—
Balance, December 31, 2010	10,000,000	48,925,499	$100	$489	$702,556	$(1,594,407)	$(29,079)	$(125,181)	$(1,045,522)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss:	$(197,938)	$(869,727)	$(323,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (including discontinued operations):
Equity in net income (loss) of unconsolidated joint venture	(905)	10,401	1,092
Operating distributions received from unconsolidated joint venture, net	—	716	4,600
Depreciation and amortization	128,351	168,271	197,253
Impairment of long-lived assets	233,399	708,570	123,694
Gains on sale of real estate	(31,280)	(22,520)	—
Writeoff of tenant improvements due to relocation of corporate offices	—	—	3,264
Loss from early extinguishment of debt	485	1,165	1,572
Gains on settlement of debt	(156,129)	—	—
Deferred rent expense	2,045	2,045	1,829
Provision for doubtful accounts	2,116	3,367	3,470
Revenue recognized related to below-market leases, net of acquired above-market leases	(18,333)	(19,895)	(28,339)
Deferred rental revenue	(4,705)	(17,023)	(16,687)
Compensation cost for share-based awards, net	2,106	5,439	5,001
Amortization of deferred loan costs	6,275	10,409	9,864
Unrealized loss due to hedge ineffectiveness	2,200	201	(149)
Changes in assets and liabilities:
Rents and other receivables	(977)	6,093	5,290
Due from affiliates	540	(694)	75
Deferred leasing costs	(15,070)	(16,184)	(20,024)
Other assets	1,612	(629)	2,302
Accounts payable and other liabilities	68,253	36,978	(13,427)
Net cash provided by (used in) operating activities	22,045	6,983	(42,658)
Cash flows from investing activities:
Proceeds from dispositions of real estate, net	331,883	364,068	47,154
Expenditures for improvements to real estate	(20,649)	(60,758)	(189,245)
Decrease in restricted cash	6,358	50,732	3,332
Net cash provided by (used in) investing activities	317,592	354,042	(138,759)
Cash flows from financing activities:
Proceeds from:
Construction loans	2,781	21,431	86,615
Mortgage loans	—	1,499	256,949
Unsecured term loan	—	—	35,000
Senior mezzanine loan	—	—	20,000
Principal payments on:
Construction loans	(50,819)	(253,268)	(60,617)
Mortgage loans	(326,737)	(105,986)	(200,932)
Unsecured term loan	(7,420)	(12,580)	—
Capital leases	(1,146)	(1,535)	(2,362)
Payment of loan costs	(418)	(175)	(6,073)
Other financing activities	4	69	(733)
Payment of dividends to preferred stockholders	—	—	(19,064)
Payment of dividends to common stockholders and distributions to common units of our Operating Partnership	—	—	(21,711)
Net cash (used in) provided by financing activities	(383,755)	(350,545)	87,072
Net change in cash and cash equivalents	(44,118)	10,480	(94,345)
Cash and cash equivalents at beginning of year	90,982	80,502	174,847
Cash and cash equivalents at end of year	$46,864	$90,982	$80,502

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$188,646	$249,622	$267,122
Supplemental disclosure of non-cash investing and financing activities:
Debt and related interest forgiven by lender	$156,129	$—	$—
Buyer assumption of mortgage loans secured by properties disposed of	150,274	119,567	261,679
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	24,500	170,799	—
Increase (decrease) in fair value of interest rate swaps and caps, net	7,788	15,887	(38,084)
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	621	922	10,010
Common units of our Operating Partnership converted to common stock	510	—	1,470

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

On May 7, 2010, our board of directors approved an amendment to our charter to change our name from Maguire Properties, Inc. to MPG Office Trust, Inc. Our board of directors also approved amendments to our certificate of limited partnership and limited partnership agreement to change the name of our Operating Partnership from Maguire Properties, L.P. to MPG Office, L.P. All references to the Company and our Operating Partnership in these consolidated financial statements and related notes reflect this change.

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower properties, whose mortgage loans were in default as of December 31, 2010.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”) and are primarily focused on owning and operating high-quality office properties in the Southern California market.

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.4% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, land parcels, parking garages and a hotel.

As of December 31, 2010, our Operating Partnership indirectly owns whole or partial interests in 24 office properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.4% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 12.0 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office and hotel properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.6% share of our Operating Partnership.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our property statistics as of December 31, 2010 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	14	21	9,462,683	5,306,954	16,085	9,462,683	5,306,954	16,085
Properties in Default	5	7	1,882,709	1,626,436	5,425	1,882,709	1,626,436	5,425
Unconsolidated joint venture	5	16	3,480,033	1,865,448	5,561	696,006	373,090	1,113
	24	44	14,825,425	8,798,838	27,071	12,041,398	7,306,480	22,623
Percentage Leased
Excluding Properties in Default			84.2%			83.9%
Properties in Default			70.3%			70.3%
Including Properties in Default			82.4%			81.8%

As of December 31, 2010, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for properties in receivership, Cerritos Corporate Center and the Westin® Pasadena Hotel.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The accompanying consolidated financial statements include the accounts of MPG Office Trust, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. All majority-owned subsidiaries are consolidated and included in our consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the consolidated statements of operations for 2009 and 2008 have been reclassified to reflect the activity of discontinued operations. Additionally, we reclassified impairment charges recorded in 2009 between land, land held for development, and building and improvements in the December 31, 2009 consolidated balance sheet to conform to the 2010 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. In 2009 and 2010, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses. Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working to proactively address challenges to our longer-term liquidity position,

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

particularly debt maturities, recourse obligations and leasing costs.

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

In 2008, we announced our intent to dispose of certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. In connection with this strategy, in 2009 we disposed of 3.2 million square feet of office space, resulting in the elimination of $628.9 million of mortgage debt, the elimination of various related recourse obligations to our Operating Partnership (including repayment guaranties, master leases and debt service guaranties) and the generation of $42.7 million in net proceeds (after the repayment of debt) in unrestricted cash, which were used for general corporate purposes.

During 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza, comprising a combined 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $647.5 million of debt maturing in the next several years and the elimination of $20.4 million in principal repayment and/or debt service guaranties on our 2385 Northside Drive, 17885 Von Karman and 207 Goode construction loans.

Also as part of our strategic disposition program, certain of our special purpose property-owning subsidiaries were in default as of December 31, 2010 under five commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $0.7 billion secured by five separate office properties totaling approximately 1.9 million square feet (Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower). On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties. On March 7, 2011, our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property. As a result of

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required or will require that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of December 31, 2010.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset.

During 2011, it is likely that additional special purpose property-owning subsidiaries will default and/or send notices of imminent default on non-recourse loans where the relevant project is or will be suffering from cash shortfalls on operating expenses and/or debt service obligations.

We are actively marketing the Westin® Pasadena Hotel, which may be disposed of in 2011. Our ability to dispose of this asset (and any other assets we choose to market in the near term) is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions, we cannot predict:

•	Whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	Whether potential buyers will be able to secure financing; and

•	The length of time needed to find a buyer and to close the sale of a property.

With respect to recent dispositions, the marketing process has often been lengthier than anticipated and projecting sale prices has proved to be difficult. This trend may continue or worsen. We also have a limited number of assets remaining that we could potentially sell in the near term to generate net proceeds. We may be unable to complete the disposition of the Westin® Pasadena Hotel or other identified properties in the near term or at all, which would significantly impact our liquidity situation.

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements. Some or all of these covenants could prevent or delay our ability to dispose of identified properties.

As of December 31, 2010, we had $3.6 billion of total consolidated debt, including $0.7 billion of debt associated with Properties in Default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2009, we made a total of $263.0 million in debt service payments (including payments funded from reserves), of which $42.8 million related to Properties in Default.  During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. We made no debt service payments with unrestricted cash during 2010 for the Properties in Default.

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

Investments in Real Estate

Impairment Evaluation—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

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

During 2010, we recorded impairment charges related to our investments in real estate totaling $233.4 million, of which $210.1 million has been recorded in continuing operations and $23.3 million in discontinued operations.

During 2010, we also performed quarterly impairment analyses on our properties that showed indications of potential impairment based on the indicators described above. We recorded impairment charges totaling

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$210.1 million in continuing operations during 2010 to reduce the following properties to the lower of carrying value or estimated fair value: Two California Plaza, 3800 Chapman, 801 North Brand, 701 North Brand, 700 North Central, Brea Corporate Place and Brea Financial Commons. We estimated fair value using recent comparable market transactions and discounted cash flow analyses. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. No other real estate assets in our portfolio were determined to be impaired as of December 31, 2010 as a result of our analysis.

The $23.3 million impairment charge recorded in discontinued operations was in connection with the disposition of the following properties during 2010: 17885 Von Karman, 207 Goode and Pacific Arts Plaza. See Note 11 “Dispositions and Discontinued Operations” for detail of the impairment charge by property. Fair value was calculated based on the value assigned to the property in the deed-in-lieu of foreclosure or the sales price negotiated by the lender or special servicer with the buyers.

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets would have been impaired at December 31, 2010. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Interest expense	$2.2	$6.3	$21.9
Indirect project costs	0.3	1.2	1.7
	$2.5	$7.5	$23.6

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

Amounts capitalized to construction in progress during development are reclassified to land, building and improvements, and deferred leasing costs in the consolidated balance sheet when lease-up begins or one year after cessation of major construction activities, whichever is sooner.

Land held for development and construction in progress includes the following (in thousands):

	December 31, 2010	December 31, 2009
Land held for development	$92,001	$110,024
Construction in progress	—	32,738
	$92,001	$142,762

Discontinued Operations—

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the consolidated statement of operations from the date the property was acquired or placed in service through the date of disposition. A gain on sale, if any, is recognized in the period the property is disposed of.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB Codification Topic 360 are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. None of our properties, including the Properties in Default, met the criteria to be held for sale as of December 31, 2010. The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of December 31, 2010 and 2009 and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property.

Useful Lives—

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense in the consolidated statement of operations as incurred. Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

•	Buildings and improvements	25 to 50 years

•	Acquired ground lease	Remaining life of the related lease as of the date of assumption of the lease

•	Tenant improvements	Shorter of the estimated useful life or lease term

•	Furniture, fixtures and equipment	5 years

Depreciation expense, including discontinued operations, related to our investments in real estate during 2010, 2009 and 2008 was $103.0 million, $131.1 million and $149.3 million, respectively.

Assets Acquired

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

In allocating the fair value of identified intangible assets and liabilities of an acquired property, above- and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed-rate renewal periods. Above-market lease values are amortized as a reduction of rental revenue in the consolidated statement of operations over the remaining non-cancelable terms of the respective leases while below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental revenue in the consolidated statement of operations over the initial terms of the respective leases and any below-market fixed-rate renewal periods.

In addition to the value of above- and below-market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a property avoiding the costs associated with leasing the property and also avoiding rent

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and revenue losses are calculated, and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for our investments in real estate because such value and its consequence to amortization expense is immaterial. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market in-place leases, is amortized over the remaining non-cancelable periods of the respective leases and is included in depreciation and amortization in the consolidated statement of operations.

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

Restricted Cash

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, real estate taxes and insurance reserves, debt service reserves and other items as required by certain of our loan agreements as well as collateral accounts required by our interest rate swap counterparties. All cash balances related to Properties in Default are classified as restricted cash in the consolidated balance sheet from the date of default.

Rents and Other Receivables, Net

Rents and other receivables are presented net of allowances for doubtful accounts of $2.9 million and $3.4 million as of December 31, 2010 and 2009, respectively. For 2010, 2009 and 2008, we recorded a provision for doubtful accounts of $2.1 million, $3.4 million and $3.5 million, respectively.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Loan Costs

Loan costs are capitalized and amortized to interest expense on a straight-line basis over the terms of the related loans. Deferred loan costs associated with defaulted loans are written off when it is probable that we will be unable to or do not intend to cure the default. During 2010 and 2009, we wrote off $1.3 million and $2.8 million, respectively, of deferred loan costs to interest expense as part of continuing operations related to defaulted mortgage loans.

Other Assets

Other assets include prepaid expenses, interest receivable, deposits, corporate-related furniture and fixtures (net of accumulated depreciation) and other miscellaneous assets.

Investment in Unconsolidated Joint Venture

Our investment in joint venture is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint venture. We evaluated our investment in our joint venture and have concluded that it is not a variable interest entity. Our partner has substantive participating rights, including approval of and participation in setting operating budgets and strategic plans, capital spending, and sale or financing transactions. Accordingly, we have concluded that the equity method of accounting is appropriate. Our investment in joint venture is recorded initially at cost and is subsequently adjusted for our proportionate share of net earnings or losses, cash contributions made and distributions received and other adjustments, as appropriate. Any difference between the carrying amount of the investment in our consolidated balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings or loss of the joint venture over 40 years. We record distributions of operating profit from our joint venture as part of operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in our consolidated statement of cash flows.

We are not obligated to recognize our share of losses from our joint venture in excess of our basis pursuant to the provisions of Real Estate Investments—Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General, since we are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include accounts payable, accrued expenses, prepaid tenant rents and accrued interest payable.

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow. Some of our mortgage loans and our unsecured term loan bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in other accumulated comprehensive loss in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

MPG OFFICE TRUST, INC.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Lease termination fees, which are included as part of interest and other in the consolidated statement of operations, are recognized when the related leases are cancelled, the leased space has been vacated, we have no continuing obligation to provide services to such former tenants and collectability is reasonably assured. Upon a tenant’s agreement to terminate a lease early, we accelerate the depreciation and amortization of the remaining unamortized assets associated with the tenant through the termination date. However, if we expect a loss on early lease termination, the remaining unamortized assets and/or liabilities related to the tenant are recognized in the consolidated statement of operations immediately as part of depreciation and amortization.

Loss from Early Extinguishment of Debt

We incur prepayment penalties, exit fees and/or defeasance costs when we repay or defease our mortgage and other secured loans. These costs, along with the writeoff of unamortized loan costs and loan premiums or discounts, are recorded as a loss from early extinguishment of debt in the consolidated statement of operations.

Gain on Sale of Real Estate

A gain on the disposition of real estate is recorded when the recognition criteria in the Real Estate Sales Subsections of FASB Codification Topic 360 are met, generally at the time title is transferred, and we no longer have significant continuing involvement in the operations, leasing or management of the property after disposition.

When we contribute property to a joint venture in which we have an ownership interest, we do not recognize a portion of the proceeds in the computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our ownership interest in the joint venture acquiring the property.

Gain on Settlement of Debt

A gain on settlement of debt is recorded when the carrying amount of the liability settled exceeds the fair value of the assets transferred to the lender or special servicer in accordance with the Troubled Debt Restructurings by Debtors Subsections of FASB Codification Topic 470, Debt.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. We may also be subject to certain state or local income taxes, or franchise taxes on our REIT activities.

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. In 2010, 2009 and 2008, we recorded tax provisions of $1.1 million, $1.0 million and $1.2 million, respectively, which are included in other expense in our consolidated statements of operations.

Certain of our TRS entities have combined net operating loss (“NOL”) carryforwards of approximately $207 million and $195 million as of December 31, 2010 and 2009, respectively. MPG Office Trust, Inc. also has NOL carryforwards of approximately $814 million and $608 million as of December 31, 2010 and 2009, respectively. These amounts can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In addition, certain other factors (such as a future change in ownership of our stock) may limit the amount of our existing NOL carryforwards and other tax attributes that we can utilize in the future. The NOL carryforwards begin to expire in 2025 with respect to the TRS entities and in 2023 for MPG Office Trust, Inc.

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

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2010, 2009 and 2008, we had no unrecognized tax benefits. We do not anticipate a significant change in the total amount of unrecognized tax benefits during 2011. To the extent that we have NOL carryforwards generated in prior years, the statute of limitations is open with respect to such NOL carryforwards dating back to our 2003 tax year.

Share-Based Payments

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations for 2010, 2009 and 2008 was $2.1 million, $5.4 million and $5.0 million, respectively. During 2009 and 2008, $0.1 million and $0.5 million, respectively, of stock-based compensation cost was capitalized as part of construction in progress. We did not capitalize any stock-based compensation cost to construction in progress during 2010. As of December 31, 2010, the total unrecognized compensation cost related to unvested share-based payments totaled $4.5 million and is expected to be recognized in the consolidated statement of operations over a weighted average period of approximately 2.3 years.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of nonqualified stock options granted is estimated on the date of the grant using the Black Scholes option-pricing model using the following weighted-average assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Expected life of option	36 months	36 months	36 months
Contractual term of option	10 years	10 years	10 years
Risk-free interest rate	2.88% – 2.97%	3.35% – 3.72%	3.66% – 4.10%
Expected stock price volatility	97.00%	71.10%	71.10%
Number of steps	500	500	500
Fair value of options (per share) on grant date	$1.25 – $2.16	$0.29 – $0.59	$2.95 – $5.85

Many factors are considered when determining the fair value of share-based awards at the measurement date. Our dividend yield assumption is based on the fact that our board of directors has not declared a dividend on our common stock since 2007. The expected life of our options is based on the period of time the options are expected to be outstanding, and the contractual term is based on the agreement set forth when the options were granted. The risk-free interest rate is based on the implied yield available on 10-year treasury notes, while the number of steps is used in a standard deviation calculation of our expected stock price volatility based on a 60 business-day period comparison of our common stock price.

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

We do not allocate our investment in real estate between the hotel and the office portions of the Plaza Las Fuentes property; therefore, separate information related to investment in real estate and depreciation and amortization is not available for the office property and hotel property segments. Due to the size of the hotel property segment in relation to our consolidated financial statements, we are not required to report segment information for 2010, 2009 and 2008.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2010	December 31, 2009
Acquired above-market leases
Gross amount	$38,317	$40,236
Accumulated amortization	(33,819)	(32,076)
	$4,498	$8,160

Acquired in-place leases
Gross amount	$127,442	$150,535
Accumulated amortization	(105,534)	(112,020)
	$21,908	$38,515

Acquired below-market leases
Gross amount	$(164,940)	$(192,307)
Accumulated amortization	120,914	114,698
	$(44,026)	$(77,609)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $17.7 million, $16.7 million and $20.3 million for 2010, 2009 and 2008, respectively. Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.6 million, $3.2 million and $8.0 million in 2010, 2009 and 2008, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations for 2010, 2009 and 2008 was $9.9 million, $15.1 million and $20.8 million, respectively. Amortization related to discontinued operations for 2010, 2009 and 2008 was $1.1 million, $6.9 million and $13.5 million, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2011	$1,863	$6,467	$(14,623)
2012	1,719	4,918	(12,256)
2013	806	3,667	(7,385)
2014	41	2,644	(4,315)
2015	35	1,737	(2,326)
Thereafter	34	2,475	(3,121)
	$4,498	$21,908	$(44,026)

See Note 10 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Investment in Unconsolidated Joint Venture

We own a 20% interest in our Maguire Macquarie Office, LLC joint venture with Charter Hall Group that owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Cerritos Corporate  Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture. See Note 14 “Related Party Transactions” for a summary of income earned from the joint venture. Charter Hall Group has stated that they wish to pursue an orderly exit from the joint venture. Our joint venture documents contain procedures whereby either party can trigger a formal dissolution process. This process involves multiple steps and provides the non-triggering party with various rights.

Tenant Lease Obligations—

In connection with the joint venture contribution agreements for One California Plaza, Wells Fargo Center (Denver) and San Diego Tech Center, we agreed to fund future tenant lease obligations, including tenant improvements and leasing commissions. During 2010, 2009 and 2008, we paid $0.4 million, $1.5 million and $0.5 million, respectively, related to this obligation. As of December 31, 2010, we have a liability of $1.2 million remaining related to Wells Fargo Center (Denver).

Deferred Revenue Items—

Prior to 2009, we provided property management services to the five properties we contributed to the joint venture at no charge, other than the reimbursement of direct property management expenses incurred. At the time of sale of the properties to the joint venture, we reduced our gain by $8.6 million, representing prepaid revenue for the property management services we provided through January 5, 2009. During 2008, we recorded $3.0 million of this deferred gain in our consolidated statements of operations related to services provided under our agreement with the joint venture. This deferred gain was completely amortized as of December 31, 2008.

MPG Office, L.P. was the guarantor on the $95.0 million mortgage loan secured by Cerritos Corporate Center through January 4, 2009. As a result of this guarantee (which is considered continuing involvement that precludes gain recognition under GAAP), we deferred the $20.4 million gain on sale related to that property. When the guarantee expired in 2009, we recognized a gain on sale of real estate in continuing operations totaling $20.4 million related to our contribution of this asset to the joint venture.

Statement of Operations Information—

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of the Real Estate Investments—Equity Method and Joint Ventures Subsections of FASB Codification Topic 970. As a result, during 2009, we did not record losses totaling $4.0 million as part of our equity in net loss of unconsolidated joint venture in our consolidated statements of operations because our basis in the joint venture had been reduced to zero. During 2010, we recognized $7.2 million of previously unrecorded losses as a result of income generated from the joint venture’s disposal of the Quintana Campus during the fourth quarter. We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5—Mortgage and Other Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	December 31, 2010	December 31, 2009
Floating-Rate Debt
Unsecured term loan	5/1/2011	LIBOR + 3.75%	$15,000	$22,420

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (1)	9/29/2011	LIBOR + 3.75%	80,100	92,600
Brea Corporate Place (2)	5/1/2011	LIBOR + 1.95%	70,468	70,468
Brea Financial Commons (2)	5/1/2011	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			189,100	201,600

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (3)	10/9/2012	7.16%	400,000	400,000
Total floating-rate debt			604,100	624,020

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza (4)	5/6/2017	5.50%	470,000	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
The City–3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Total fixed-rate debt			2,317,120	2,317,120
Total debt, excluding Properties in Default			2,921,220	2,941,140

Properties in Default
550 South Hope Street (5)	5/6/2017	10.67%	200,000	200,000
City Tower (5)	5/10/2017	10.85%	140,000	140,000
500 Orange Tower (5)	5/6/2017	10.88%	110,000	110,000
2600 Michelson (5)	5/10/2017	10.69%	110,000	110,000
Stadium Towers Plaza (5)	5/11/2017	10.78%	100,000	100,000
Total Properties in Default			660,000	660,000

Properties disposed of during 2010:
2385 Northside Drive			—	17,506
17885 Von Karman			—	24,154
207 Goode construction loan			—	47,444
Mission City Corporate Center			—	52,000
Park Place II			—	98,482
Griffin Towers			—	145,000
Pacific Arts Plaza			—	270,000
Total properties disposed of during 2010			—	654,586
Total consolidated debt			3,581,220	4,255,726
Debt discount			(4,727)	(6,751)
Total consolidated debt, net			$3,576,493	$4,248,975

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(3)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(4)	On March 7, 2011, our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property. See Note 20 “Subsequent Events.”

(5)
Our special purpose property-owning subsidiary that owns this property is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The actual settlement date for this loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. See Note 10 “Properties in Default.”

As of December 31, 2010 and 2009, one-month LIBOR was 0.26% and 0.23%, respectively. The weighted average interest rate of our consolidated debt was 6.32% (or 5.52% excluding Properties in Default) as of December 31, 2010 and 6.40% (or 5.56% excluding Properties in Default) as of December 31, 2009.

The aggregate amount of our consolidated debt to be repaid in the next five years is as follows (in thousands):

2011	$204,100
2012	400,000
2013	533,000
2014	—
2015	103,000
Thereafter	1,681,120
Total debt, excluding Properties in Default	2,921,220
Properties in Default (1)	660,000
$3,581,220
__________

(1)
The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. See Note 10 “Properties in Default—Mortgage Loans.”

Excluding mortgage loans associated with Properties in Default, as of December 31, 2010 $0.6 billion of our consolidated debt may be prepaid without penalty, $1.2 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements) and $1.1 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements.

In addition to the guaranties described above, all of the Company’s $3.6 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon termination of the underlying loans. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

As of December 31, 2010, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.6 billion as of December 31, 2010). The maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered.

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2010 Loan Extensions

Brea Corporate Place and Brea Financial Commons Mortgage Loan—

In May 2010, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons. This loan is now scheduled to mature on May 1, 2011. No cash paydown was made to extend the loan, and the loan terms remain unchanged. We have a one-year extension remaining on this loan, subject to certain conditions.

207 Goode Construction Loan—

In May 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan. In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment and debt service guaranties, and extend the maturity date of the loan. This loan was settled upon disposition of the property in October 2010.

Plaza Las Fuentes—

In October 2010, we extended our mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel. This loan is now scheduled to mature on September 29, 2011. We have two one-year extensions remaining on this loan, subject to certain conditions.

As part of the conditions to extend this loan, we made a $9.0 million paydown using a combination of $6.4 million of unrestricted cash and $2.6 million of restricted cash held by the lender. Per the terms of the amended loan, the principal payment amount was increased to $300.0 thousand per month (previously $200.0 thousand per month). The loan now bears interest at LIBOR plus 3.75% (previously LIBOR plus 3.25%). As required by the loan agreement, we entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

2010 Dispositions

2385 Northside Drive—

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property. Our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

Griffin Towers—

In March 2010, we disposed of Griffin Towers located in Santa Ana, California. We received proceeds of $89.4 million, net of transactions costs, which were combined with $6.5 million of restricted cash reserves released to us by the lender to partially repay the $125.0 million mortgage loan secured by this property. We recorded a $49.1 million gain on settlement of debt as part of discontinued operations as a result of principal amounts due under the mortgage and senior mezzanine loans forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.87 per share for the year ended December 31, 2010. We recorded a $0.4 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the disposition of Griffin Towers, the repurchase facility was converted into an unsecured term loan.  The term loan has the same terms as the repurchase facility, including the interest rate spreads and repayment dates.  The term loan continues to be an obligation of our Operating Partnership.
17885 Von Karman—

In May 2010, we completed a deed-in-lieu of foreclosure with the lender to dispose of 17885 Von Karman located in Irvine, California. Prior to the deed-in-lieu of foreclosure, we made a $1.9 million paydown on the construction loan and funded an additional $1.1 million to facilitate the disposition of this property. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the remaining $24.5 million balance due on the construction loan. Our Operating Partnership has no further obligation under the principal repayment guaranty with respect to the construction loan.

Mission City Corporate Center—

In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan related to this property was assumed by the buyer upon disposition. We recorded a $0.1 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

Park Place II—

In July 2010, we disposed of Park Place II located in Irvine, California. The $98.3 million mortgage loan secured by this property was assumed by the buyer upon disposition. We recorded a $9.0 million gain on settlement of debt as part of discontinued operations as a result of contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.16 per share for the year ended December 31, 2010.

207 Goode—

In October 2010, we disposed of 207 Goode located in Glendale, California in cooperation with the lender. We received proceeds from this transaction of $22.8 million, net of transaction costs, of which $21.6 million was used to partially repay the $38.2 million construction loan secured by this property. We recorded a $16.6 million gain on settlement of debt as part of discontinued operations as a result of principal forgiven by the lender upon disposition. Our Operating Partnership has no further obligation under the principal repayment and debt service guaranties. The impact of this gain on settlement of debt was $0.30 per share for the year ended December 31, 2010.

Pacific Arts Plaza—

In December 2010, we disposed of Pacific Arts Plaza located in Costa Mesa, California. We received proceeds from this transaction of $202.7 million, net of transaction costs, which were used to partially repay the $270.0 million loan secured by this property. We recorded an $81.4 million gain on settlement of debt as part of discontinued operations as a result of principal, and contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.45 per share for the year ended December 31, 2010.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As part of the conditions of this loan modification, we made a principal paydown totaling $4.0 million and allowed the lender to apply excess receipts at the property level until the loan balance was reduced by an additional $3.0 million. After the loan was reduced by $3.0 million, the amount of principal payments were increased to $200.0 thousand per month (previously $100.0 thousand per month).

2009 Dispositions

18581 Teller—

In March 2009, we disposed of 18581 Teller located in Irvine, California. The $20.0 million mortgage loan related to this property was assumed by the buyer upon disposition. We recorded a $0.2 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

City Parkway—

In June 2009, we disposed of City Parkway located in Orange, California pursuant to a cooperative agreement reached with an unsolicited buyer for the assumption of the $99.6 million mortgage loan encumbering the property, which approximated fair value. We recorded a $0.1 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

3161 Michelson—

In June 2009, we disposed of 3161 Michelson located in Irvine, California. The $163.5 million outstanding balance under the construction loan was repaid using approximately $152 million of net proceeds from the transaction combined with $6.5 million of unrestricted cash and $5.0 million of restricted cash held for leasing and debt service released to us by the lender. We recorded a $0.3 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Park Place I—

In August 2009, we completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I located in Irvine, California. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage. We recorded a $0.3 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan. We recorded no gain on settlement of debt in connection with this transaction because the fair value of the assets transferred to the lender approximated the value of the debt that was satisfied in the deed-in-lieu of foreclosure.

Lantana Media Campus—

In December 2009, we disposed of the Lantana Media Campus located in Santa Monica, California. The $175.8 million outstanding balance under the mortgage and construction loans was repaid using proceeds from this transaction. We recorded a $0.3 million loss from early extinguishment of debt as part of discontinued operations related to the writeoff of unamortized loan costs related to this loan.

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. We were in compliance with such covenants as of December 31, 2010.

Note 6—Noncontrolling Interests

Common Units of our Operating Partnership

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by MPG Office Trust, Inc. As of December 31, 2010 and 2009, our limited partners’ ownership interest in MPG Office, L.P. was 11.6% and 12.2%, respectively. Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time. At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. We maintain an effective shelf registration statement to register the resale of shares of our common stock we issue in exchange for noncontrolling common units of our Operating Partnership.

During 2010 and 2008, we issued 227,796 shares and 731,343 shares, respectively, of our common stock in exchange for noncontrolling common units of our Operating Partnership redeemed by our limited partners. There were no Operating Partnership units redeemed during 2009.

As of December 31, 2010 and 2009, noncontrolling common units of our Operating Partnership totaling 6,446,777 and 6,674,573, respectively, were outstanding. These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheet. As of December 31, 2010 and 2009, the aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership was $17.7 million and $10.1 million, respectively, based on the closing price of our common stock on each respective date. This

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership. In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Net loss attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between stockholders’ deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet and statement of equity/(deficit) to account for any change in ownership percentage during the period. During 2010 and 2009, our limited partners’ weighted average share of our net loss was 12.1% and 12.2%, respectively. During 2008, we allocated $14.4 million of losses to our limited partners, which reduced their basis to zero as of June 30, 2008.

Impact of Adoption of FASB Codification Topic 810

Effective January 1, 2009, we adopted the provisions of the Noncontrolling Interests Subsections of FASB Codification Topic 810, Consolidation. As a result, we are able to allocate losses to our noncontrolling interests effective January 1, 2009 even though their basis had been reduced to zero as of June 30, 2008. If the provisions of FASB Codification Topic 810 had not been adopted, we would not have allocated $108.6 million of net losses to the noncontrolling common units of our Operating Partnership during 2009. On a pro forma basis, the net loss attributable to MPG Office Trust, Inc. would have been $869.7 million for 2009.

Note 7—Deficit and Comprehensive Loss

Preferred Stock

We are authorized to issue up to 50.0 million shares of $0.01 par value 7.625% Series A Cumulative Redeemable Preferred Stock, of which 10.0 million shares were outstanding as of December 31, 2010 and 2009.

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

Holders of our Series A Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other events. On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Upon missing six quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A Preferred Stock became entitled to elect two additional members to our board of directors (the “Preferred Directors”). On February 2, 2011, holders of our Series A Preferred Stock elected the Preferred Directors, who will serve on our board until all dividends in arrears and the then current period’s dividend have been fully paid or until

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.
Preferred Units

We own 10.0 million 7.625% Series A Cumulative Preferred Units, representing limited partnership units in our Operating Partnership, the terms of which have essentially the same economic characteristics as the Series A Preferred Stock.

Common Stock

We are authorized to issue up to 100.0 million shares of $0.01 par value common stock, of which 48.9 million shares and 48.0 million shares were outstanding as of December 31, 2010 and 2009, respectively.

Distributions

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Earnings and profits, which determine the taxability of distributions to stockholders, will differ from the net income or loss reported in our consolidated statements of operations due to these differences.

Our board of directors did not declare a dividend on our common stock during 2008, 2009 and 2010. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and Series A Preferred Stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2011 to maintain our REIT status.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of January 31, 2011, we have missed nine quarterly dividend payments totaling $42.9 million.

All distributions to our common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Tax Treatment of Dividends—

In 2008, our common stockholders received a cash dividend of $0.40 per share that was declared in 2007, which was characterized as a return of capital for income tax purposes. Holders of our Series A Preferred Stock received cash dividends totaling $1.4298 per share during 2008, which were characterized as a return of capital for income tax purposes.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	MPG Office Trust, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2008	$(19,662)	$—	$(19,662)
Net loss	(761,157)	(108,570)	(869,727)
Adjustment for preferred dividends not declared	(2,329)	2,329	—
Compensation cost for share-based awards	5,521	—	5,521
Other comprehensive income	23,607	3,284	26,891
Balance, December 31, 2009	(754,020)	(102,957)	(856,977)

Net loss	(172,012)	(25,926)	(197,938)
Redemption of common units of our Operating Partnership	(441)	441	—
Adjustment for preferred dividends not declared	(2,303)	2,303	—
Compensation cost for share-based awards, net	1,240	—	1,240
Other comprehensive income	7,195	958	8,153
Balance, December 31, 2010	$(920,341)	$(125,181)	$(1,045,522)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comprehensive Loss

The changes in the components of other comprehensive loss are as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Net loss	$(197,938)	$(869,727)	$(323,338)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net loss	(2,024)	(4,638)	(4,132)

Interest rate swaps:
Unrealized holding gains (losses)	7,829	15,898	(37,397)
Reclassification adjustment for realized gains (losses) included in net loss	2,027	26	(149)
Reclassification adjustment for unrealized losses included in net loss	—	15,255	—
	9,856	31,179	(37,546)

Interest rate caps:
Unrealized holding losses	(41)	(11)	(687)
Reclassification adjustment for realized losses included in net loss	362	361	14
	321	350	(673)

Comprehensive loss	$(189,785)	$(842,836)	$(365,689)

Comprehensive loss attributable to:
MPG Office Trust, Inc.	$(167,120)	$(739,879)	$(351,839)
Common units of our Operating Partnership	(22,665)	(102,957)	(13,850)
	$(189,785)	$(842,836)	$(365,689)
The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2010	December 31, 2009
Deferred gain on assignment of interest rate swap agreements, net	$2,948	$4,972
Interest rate swap	(27,800)	(37,656)
Interest rate caps	—	(321)
	$(24,852)	$(33,005)
Accumulated other comprehensive loss attributable to:
MPG Office Trust, Inc.	$(29,079)	$(36,289)
Common units of our Operating Partnership	4,227	3,284
	$(24,852)	$(33,005)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Share-Based Payments

Equity Compensation Plan Approved by Security Holders

In June 2007, our stockholders approved the Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. (the “Incentive Award Plan”), which amended and restated in its entirety our previous plan, the Amended and Restated 2003 Incentive Award Plan. The number of shares of common stock available for grant under the Incentive Award Plan is subject to an aggregate limit of 6,050,000 shares. The Incentive Award Plan expires on November 12, 2012, except as to any grants then outstanding. As of December 31, 2010, there were 1.0 million shares of common stock available for grant under the Incentive Award Plan.

Under the Incentive Award Plan, we have the ability to grant nonqualified stock options, incentive stock options, restricted stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries.

Stock Options

Nonqualified stock options are granted at not less than 100% of the fair value of our common stock on the date of grant and vest in equal annual installments on each of the anniversaries of the date of grant as specified in the grant agreement, generally three years. The value of stock option awards are recorded as compensation expense on a straight-line basis over the vesting period. Vested options can be exercised up to ten years from the date of grant, up to 12 months from the date of termination by death or permanent and total disability, or up to six months from the date of termination by reasons other than death or permanent and total disability.

On November 21, 2010, we granted Mr. Weinstein, our President and Chief Executive Officer, 400,000 nonqualified stock options pursuant to the terms of his employment agreement. The fair value of this award is $0.5 million, which is being recorded as compensation expense on a straight-line basis over the two-year vesting period. Mr. Weinstein’s stock option award expires seven years from the date of grant.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the number and weighted average exercise prices of our stock option grants:

	Number	Weighted Average Exercise Price
Options outstanding at December 31, 2007	109,167	$27.07
Granted	67,500	8.64
Exercised	—	—
Forfeited	(36,667)	29.51
Options outstanding at December 31, 2008	140,000	17.55
Granted	980,000	0.59
Exercised	—	—
Forfeited	(191,350)	10.16
Options outstanding at December 31, 2009	928,650	1.17
Granted	670,000	2.61
Exercised	(186,113)	0.58
Forfeited	(20,259)	0.58
Options outstanding at December 31, 2010	1,392,278	$1.95
Options exercisable at December 31, 2010	223,125	$2.50

The intrinsic value of a stock option is the amount by which the current fair value of the underlying stock exceeds the exercise price of an option. As of December 31, 2010, the intrinsic value of our stock options outstanding was $1.1 million, while the intrinsic value of our stock options exercisable was $0.1 million. As of December 31, 2010, the average remaining life of stock options outstanding was approximately 8.2 years, while the average remaining life of stock options exercisable was approximately 8.4 years.

During 2010, 390,070 stock options vested. The grant date fair value of stock options that vested during 2010, 2009 and 2008 totaled $0.2 million, $0.1 million and $0.1 million, respectively.

We received de minimis cash proceeds from stock options exercised during 2010. The total intrinsic value of options exercised during 2010 was $0.4 million. There were no stock options exercised during 2008 or 2009. During 2010, we withheld 90,315 shares of our common stock from certain employees in accordance with the provisions of the Incentive Award Plan to satisfy the payment of exercise price and minimum statutory tax withholding obligations due upon the exercise of nonqualified stock option awards. The value of the shares withheld totaled $0.2 million and was calculated based on the closing market price of our common stock on the exercise date.

Restricted Common Stock and Restricted Stock Units

Awards of restricted common stock vest in equal annual installments on each of the anniversaries of the date of grant as specified in the grant agreements, generally three to five years. Recipients of restricted common stock are entitled to receive dividends paid by the Company on its common stock prior to vesting. Any unvested restricted common stock is forfeited or subject to our right of repurchase, except in limited circumstances, as determined by the Compensation Committee of the board of directors when the recipient is no longer employed by us or when a director leaves the board for any reason. Restricted common stock may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement. Restricted common stock awards are valued at the fair value of our common stock on the date of grant with compensation

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expense recorded on a straight-line basis over the periods in which the restrictions lapse.

We grant restricted stock units that are accompanied by dividend equivalents. Each vested restricted stock unit represents the right to receive one share of our common stock. Restricted stock units vest over a period of three to five years, subject to the recipient’s continued employment with us. Restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the underlying grant agreement.

The following table summarizes the number and weighted average grant date fair value of our unvested restricted common stock and restricted stock unit awards:

	Number	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	334,098	$34.34
Granted	2,307,441	8.64
Vested	(282,186)	33.08
Forfeited	(7,296)	34.91
Unvested at December 31, 2008	2,352,057	9.27
Granted	52,000	0.72
Vested	(792,638)	10.43
Forfeited	(199,771)	11.50
Unvested at December 31, 2009	1,411,648	7.99
Granted	1,025,701	2.38
Vested	(470,294)	8.68
Forfeited	(757,582)	7.75
Unvested at December 31, 2010	1,209,473	$3.11

The grant date fair value of restricted stock and restricted stock units that vested during 2010, 2009 and 2008 totaled $4.1 million, $8.3 million and $9.3 million, respectively.

During 2010, 431,058 restricted stock unit awards vested. During 2010, we issued 47,792 shares of our common stock in settlement of vested restricted stock unit awards, net of the cancellation of 26,591 vested restricted stock units in accordance with the provisions of the Incentive Award Plan to satisfy the employee’s minimum statutory tax withholding obligations. The total grant date fair value of restricted stock units that vested during 2010, 2009 and 2008 totaled $0.2 million, $0.1 million and $0.1 million, respectively.

As of December 31, 2010, 711,358 vested restricted stock units are outstanding. These units will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the third or fifth anniversary of the grant date (per the terms of the underlying grant agreement), (2) the occurrence of a change in control (as defined in the underlying grant agreement), or (3) the recipient’s separation from service. It is our intention to settle all restricted stock unit awards with shares of our common stock.

During 2010, 2009 and 2008, certain members of our senior management terminated their employment, resulting in the accelerated vesting of 92,668 restricted stock units during 2010, 38,645 shares of restricted stock and 74,383 restricted stock units during 2009 and 227,468 shares of restricted stock during 2008. Stock-based compensation cost totaling $1.0 million, $1.4 million and $6.0 million was recorded in 2010, 2009 and 2008, respectively, as a result of the acceleration of vesting.

During 2010, 2009 and 2008, we accepted the cancellation of 9,167 shares, 25,232 shares and

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

109,088 shares, respectively, of common stock held by certain employees in accordance with the provisions of our Incentive Award Plan to satisfy the employees’ minimum statutory tax withholding obligations related to restricted common stock awards that vested. The value of the cancelled shares was de minimis in 2010 and totaled $0.1 million and $1.4 million during 2009 and 2008, respectively, and was calculated based on the closing market price of our common stock on the day prior to the applicable vesting date.

Equity Compensation Plan Not Approved by Security Holders

On November 24, 2010, we granted Mr. Weinstein, our President and Chief Executive Officer, 600,000 shares of restricted common stock pursuant to the terms of his employment agreement. This award was granted to Mr. Weinstein as an employment inducement award pursuant to NYSE rules. The fair value of this award is $1.4 million, which is being recorded as compensation expense on a straight-line basis over the two-year vesting period.

Executive Equity Plan

In April 2005, our board of directors adopted a five-year compensation program for senior management designed to provide significant reward for significant stockholder returns. The Executive Equity Plan provided for an award pool equal to a percentage of the value created in excess of a base value. The program, which measured our performance over a 60-month period (unless full vesting of the program occurred earlier) commencing April 1, 2005, provided for awards to be vested and earned based upon the participant’s continued employment and the achievement of certain performance goals based on annualized total stockholder returns on an absolute and relative basis. As of March 31, 2010, the Company did not achieve any of the total stockholder return targets defined in the plan. Consequently, no awards vested or were earned under the program.

The aggregate fair value of Executive Equity Plan awards on the date of the grant (as determined using the Monte Carlo Simulation method) was recorded as compensation expense on a straight-line basis over the derived requisite service period ranging from 2-½ to 5 years. During 2009 and 2008, certain of our senior management terminated their employment, resulting in the forfeiture of their Executive Equity Plan awards. These forfeitures resulted in the reversal of $1.2 million and $2.6 million of stock-based compensation cost during 2009 and 2008, respectively. The compensation cost related to this plan was $0.1 million, $1.2 million and $1.4 million (excluding the reversal for forfeitures) for 2010, 2009 and 2008, respectively.

Performance Award Agreement for Mr. Maguire

In 2006, we entered into a definitive agreement with Mr. Maguire, pursuant to which he was granted a performance award under our Incentive Award Plan. As a result of Mr. Maguire’s termination of employment in 2008, he forfeited his performance award. This forfeiture resulted in the reversal of $4.0 million of stock-based compensation cost during 2008.

Note 9—Loss per Share

Basic net loss available to common stockholders per share is computed by dividing reported net loss available to common stockholders by the weighted average number of common and contingently issuable shares outstanding during each period. As discussed in Note 8 “Share-Based Payments,” we do not issue common stock in settlement of vested restricted stock unit awards until the earliest to occur of (1) the third or fifth anniversary of the grant date, depending upon the vesting period per the grant agreement, (2) the occurrence of a change in control (as defined in the underlying grant agreements), or (3) the recipient’s separation from service. In accordance with the provisions of FASB Codification Topic 260, Earnings Per Share, we include vested restricted stock units in the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

calculation of basic loss per share since the shares will be issued for no cash consideration, and all the necessary conditions for issuance have been satisfied as of the vesting date.

A reconciliation of our loss per share is as follows (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2010	2009	2008
Numerator:
Net loss attributable to MPG Office Trust, Inc.	$(172,012)	$(761,157)	$(308,984)
Preferred stock dividends	(19,064)	(19,064)	(19,064)
Net loss available to common stockholders	$(191,076)	$(780,221)	$(328,048)

Denominator:
Weighted average number of common shares outstanding	48,770,326	48,127,997	47,538,457
Net loss available to common stockholders per share–basic	$(3.92)	$(16.21)	$(6.90)

In 2010, approximately 1,072,000 nonqualified stock options, 605,000 shares of nonvested restricted stock and 459,000 restricted stock units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. In 2009, approximately 879,000 nonqualified stock options and 222,000 restricted stock units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. In 2008, approximately 461,000 restricted stock units, 100,000 shares of nonvested restricted stock and 73,000 nonqualified stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Note 10—Properties in Default

Overview

As described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies—Liquidity,” as part of our strategic disposition program certain of our special purpose property-owning subsidiaries were in default as of December 31, 2010 under five CMBS mortgages secured by the following office properties: Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower. On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties. In addition, on March 7, 2011 our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property. See Note 20 “Subsequent Events.” As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required or will require that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

As of December 31, 2010, 2600 Michelson and Stadium Towers Plaza were in receivership pursuant to our written agreement with the respective special servicers. On January 31, 2011, 500 Orange Tower was placed in receivership pursuant to our written agreement with the special servicer. See Note 20 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	December 31, 2010	December 31, 2009
Investments in real estate, net	$420,725	$621,636
Restricted cash	30,023	24,506
Deferred leasing costs and value of in-place leases, net	8,862	17,347
Other	8,248	13,055
Assets associated with Properties in Default	$467,858	$676,544

Mortgage loans	$660,000	$888,482
Accounts payable and other liabilities	77,744	33,390
Acquired below-market leases, net	9,996	21,944
Obligations associated with Properties in Default	$747,740	$943,816

The assets and obligations as of December 31, 2009 shown in the table above include Park Place II and Pacific Arts Plaza, which were disposed of in 2010.

Intangible Assets and Liabilities

As of December 31, 2010, our estimate of the benefit to rental income of amortization of acquired below-market leases, net of acquired above-market leases, related to Properties in Default is $2.7 million, $1.9 million, $1.5 million, $1.2 million, $1.0 million and $1.7 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

Mortgage Loans in Default

As of December 31, 2010, we are in default on $0.7 billion of mortgage loans related to Properties in Default that have contractual maturity dates in 2017 per the terms of the loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgage loans in default is as follows (in thousands):

		For the Year Ended December 31, 2010		For the Five Months Ended December 31, 2009
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
550 South Hope	August 6, 2009	$11,530	$10,139	$4,820	$4,111
2600 Michelson	August 11, 2009	6,351	5,576	2,662	2,185
Stadium Towers Plaza	August 11, 2009	5,881	5,069	2,458	1,986
500 Orange Tower	January 6, 2010	6,578	5,500	—	—
City Tower	September 11, 2010	2,775	2,178	—	—
		$33,115	$28,462	$9,940	$8,282

Amounts shown in the table above reflect contractual and default interest calculated per the terms of the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. The actual settlement dates for these loans will depend upon when the properties are disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle these amounts, as well as the principal balance of the loans, with unrestricted cash. We expect that any balances due will be settled in a non-cash manner at the time of disposition.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. In most cases, we have reached an agreement that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date by which we will exit the asset.

Fair Value of Mortgage Loans

The carrying amount of mortgage loans encumbering the Properties in Default totals $660.0 million as of December 31, 2010, and they bear contractual interest at rates ranging from 10.67% to 10.88%. As of December 31, 2010, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value and when and how they will be settled.

Rental Revenue

As of December 31, 2010, the future minimum rental revenue associated with Properties in Default is $29.1 million, $25.7 million, $20.2 million, $14.2 million, $10.6 million and $22.6 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Dispositions and Discontinued Operations

A summary of our property dispositions is as follows (amounts in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Year	Debt Satisfied	Gain/ (Impairment) Recorded (1)	Loss from Early Extinguishment
2385 Northside Drive (2)	San Diego, CA	89,000	2010	$17.6	$—	$—
Griffin Towers (3)	Santa Ana, CA	547,000	2010	145.0	49.1	0.4
17885 Von Karman (4)	Irvine, CA	151,000	2010	26.4	(6.7)	—
Mission City Corporate Center	San Diego, CA	191,000	2010	52.0	—	0.1
Park Place II (5)	Irvine, CA	273,000	2010	98.3	23.7	—
207 Goode (6)	Glendale, CA	188,000	2010	38.2	16.6	—
Pacific Arts Plaza (7)	Costa Mesa, CA	787,000	2010	270.0	81.4	—
		2,226,000		$647.5	$164.1	$0.5
18581 Teller	Irvine, CA	86,000	2009	$20.0	$2.2	$0.2
City Parkway	Orange, CA	458,000	2009	99.6	(40.1)	0.1
3161 Michelson (8)	Irvine, CA	532,000	2009	163.5	(23.5)	0.3
Park Place I (including certain parking areas and related development rights)	Irvine, CA	1,637,000	2009	170.0	(112.2)	0.3
130 State College	Brea, CA	43,000	2009	—	(5.9)	—
Lantana Media Campus	Santa Monica, CA	406,000	2009	175.8	(26.0)	0.3
		3,162,000		$628.9	$(205.5)	$1.2
1920 and 2010 Main Plaza	Irvine, CA	587,000	2008	$160.7	$(52.5)	$1.0
City Plaza	Orange, CA	328,000	2008	101.0	(21.2)	0.8
		915,000		$261.7	$(73.7)	$1.8
__________

(1)
Gains on disposition are recorded in the consolidated statement of operations in the period the property is disposed of. Impairment losses are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

(2)
In 2009, we recorded a $9.9 million impairment charge to reduce our investment in 2385 Northside Drive to its estimated fair value as of December 31, 2009. No gain or additional impairment was recorded during 2010 upon disposition of this property.

(3)
In 2009, we recorded a $90.0 million impairment charge to reduce our investment in Griffin Towers to its estimated fair value as of December 31, 2009. A $49.1 million gain on settlement of debt was recorded during 2010 as a result of debt that was forgiven by the lender upon disposition.

(4)
In 2009, we recorded a $9.8 million impairment charge to reduce our investment in 17885 Von Karman to its estimated fair value as of December 31, 2009. We recorded a $6.7 million impairment charge during 2010 upon disposition of this property.

(5)
In 2009, we recorded a $26.8 million impairment charge to reduce our investment in Park Place II to its estimated fair value as of December 31, 2009. A $9.0 million gain on settlement of debt was recorded during 2010 as a result of contractual and default interest that was forgiven by the lender upon disposition. Additionally, a $14.7 million gain on sale of real estate was recorded during 2010 upon disposition of this property.

(6)
In 2009, we recorded a $34.2 million impairment charge to reduce our investment in 207 Goode to its estimated fair value as of December 31, 2009. We recorded a $12.1 million impairment charge during 2010 related to the disposition of this property. A $16.6 million gain on settlement of debt was recorded during 2010 as a result of debt that was forgiven by the lender upon disposition.

(7)
In 2009, we recorded a $71.4 million impairment charge to reduce our investment in Pacific Arts Plaza to its estimated fair value as of December 31, 2009. We recorded a $4.5 million impairment charge during 2010 upon disposition of this property. An $81.4 million gain on settlement of debt was recorded during 2010 as a result of the principal balance, and contractual and default interest that was forgiven by the lender upon disposition.

(8)
In 2008, we recorded a $50.0 million impairment charge to reduce our investment in 3161 Michelson to its estimated fair value, less estimated costs to sell, as of December 31, 2008. The total impairment charge recorded related to the disposition of this property was $73.5 million.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2010 Dispositions

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received proceeds of $17.7 million, net of transaction costs, which were used to repay the balance outstanding under the construction loan secured by this property.

In March 2010, we disposed of Griffin Towers located in Santa Ana, California. We received proceeds of $89.4 million, net of transactions costs, which were combined with $6.5 million of restricted cash reserves released to us by the lender to partially repay the $125.0 million mortgage loan secured by this property. We recorded a $49.1 million gain on settlement of debt as part of discontinued operations as a result of principal amounts due under the mortgage and senior mezzanine loans forgiven by the lender upon disposition.

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

In July 2010, we disposed of Park Place II located in Irvine, California. The $98.3 million mortgage loan secured by this property was assumed by the buyer upon disposition. We recorded a $9.0 million gain on settlement of debt as part of discontinued operations as a result of contractual and default interest forgiven by the lender upon disposition. Additionally, we recognized a $14.7 million gain on sale of real estate upon disposition of this property.
In October 2010, we disposed of 207 Goode located in Glendale, California in cooperation with the lender. We received proceeds from this transaction of $22.8 million, net of transaction costs, of which $21.6 million was used to partially repay the $38.2 million construction loan secured by this property. We recorded a $16.6 million gain on settlement of debt as part of discontinued operations as a result of principal forgiven by the lender upon disposition.

In December 2010, we disposed of Pacific Arts Plaza located in Costa Mesa, California. We received proceeds from this transaction of $202.7 million, net of transaction costs, which were used to partially repay the $270.0 million loan secured by this property. We recorded an $81.4 million gain on settlement of debt as part of discontinued operations as a result of principal, and contractual and default interest forgiven by the lender upon disposition.

2009 Dispositions

In March 2009, we disposed of 18581 Teller located in Irvine, California. The transaction was valued at approximately $22 million, which included the buyer’s assumption of the $20.0 million mortgage loan on the property. We received net proceeds of $1.8 million from this transaction, which were used for general corporate purposes.

In June 2009, we disposed of City Parkway located in Orange, California pursuant to a cooperative agreement reached with an unsolicited buyer for the assumption of the $99.6 million mortgage loan encumbering the property, which approximated fair value. We received no net proceeds from this transaction.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2009, we disposed of 3161 Michelson located in Irvine, California. The transaction was valued at $160.0 million, prior to $6.6 million in credits provided to the buyer. We received proceeds from this transaction of approximately $152 million, net of transaction costs. The net proceeds from this transaction, combined with $6.5 million of unrestricted cash and $5.0 million of restricted cash for leasing and debt service released to us by the lender, were used to repay the $163.5 million outstanding balance under the construction loan on the property.

In August 2009, we completed a deed-in-lieu of foreclosure with the lender to dispose of Park Place I located in Irvine, California. As a result of the deed-in-lieu of foreclosure, we were relieved of the obligation to pay the $170.0 million mortgage loan on the property as well as $0.8 million of unpaid interest related to the mortgage. Additionally, we closed the sale of certain parking areas together with related development rights associated with the Park Place campus for $17.0 million. We received net proceeds of $16.5 million from this transaction, which were used for general corporate purposes.

In October 2009, we disposed of 130 State College located in Brea, California for $6.5 million. We received net proceeds totaling $6.1 million from this transaction, which were used for general corporate purposes.

In December 2009, we disposed of the Lantana Media Campus located in Santa Monica, California in transactions involving two separate buyers.  The value of these transactions totaled approximately $200 million.  We received proceeds of approximately $195 million, net of transaction costs, of which $175.8 million was used to repay the balances outstanding under the mortgage and construction loans. Net of the debt repayment, we received net proceeds of $18.3 million from this transaction, which were used for general corporate purposes.

2008 Dispositions

In August 2008, we disposed of 1920 and 2010 Main Plaza located in Irvine, California for approximately $211 million, including the buyer’s assumption of the $160.7 million mortgage loan on the property and the transfer to the buyer of approximately $10 million of restricted leasing reserves. We received net proceeds from this transaction of approximately $48 million, which were used for general corporate purposes.

In September 2008, we disposed of City Plaza located in Orange, California. The disposition consisted of (1) the conveyance of the property to a third party (including the release of approximately $15 million of existing loan reserves to the third party), and (2) an approximate $1 million cash payment by us (which was offset by our release from an approximate $1 million future obligation). The $101.0 million mortgage loan on the property was assumed by the buyer. We received no net proceeds from this transaction.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Revenue:
Rental	$22,785	$82,320	$103,007
Tenant reimbursements	6,435	11,411	14,588
Parking	2,091	7,937	9,923
Other	5,815	2,273	4,027
Total revenue	37,126	103,941	131,545

Expenses:
Rental property operating and maintenance	8,991	29,178	41,405
Real estate taxes	4,149	12,175	18,056
Parking	894	4,124	5,575
Depreciation and amortization	10,172	38,913	62,191
Impairment of long-lived assets	23,277	449,696	123,694
Interest	33,868	59,527	74,027
Loss from early extinguishment of debt	485	1,165	1,801
Total expenses	81,836	594,778	326,749

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(44,710)	(490,837)	(195,204)
Gains on settlement of debt	156,129	—	—
Gains on sale of real estate	14,689	2,170	—
Income (loss) from discontinued operations	$126,108	$(488,667)	$(195,204)

The results of operations for 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza are reflected in the consolidated statements of operations as discontinued operations for 2010, 2009 and 2008. The results of operations for 18581 Teller, City Parkway, 3161 Michelson, Park Place I, 130 State College and Lantana Media Campus are reflected in the consolidated statements of operations as discontinued operations for 2009 and 2008. The results of operations for 1920 and 2010 Main Plaza and City Plaza are reflected in the consolidated statements of operations as discontinued operations for 2008.

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of. No interest expense associated with our corporate-level debt has been allocated to properties subsequent to their classification as discontinued operations.

Note 12—Fair Value Measurements

The following tables present information regarding our assets and liabilities measured and reported in our consolidated financial statements at fair value as of December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. The three levels of fair value defined in FASB Codification Topic 820, Fair Value Measurements and Disclosures, are as follows:

•	Level 1—Valuations based on quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Non-Recurring Measurements

As described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies—Investments in Real Estate—Impairment Evaluation,” we assess whether there has been impairment in the value of our investments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our investments for impairment on an asset-by-asset basis.

In the table below, we have classified the fair value of our investments in real estate as of December 31, 2010 as Level 3 measurements due to the highly subjective nature of these calculations, which involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements for each property. As of December 31, 2009, the fair value of our investments in real estate for Griffin Towers and 2385 Northside Drive were classified as Level 2 measurements because they were developed using negotiated sales prices with third-party buyers.

Our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate at:
December 31, 2010	$578,562	$—	$—	$578,562	$(210,122)
December 31, 2009	962,048	—	105,072	856,976	(490,985)

2010 Activity—

In accordance with the provisions of FASB Codification Topic 360, investments in real estate with a carrying value of $1,043.6 million were written down to their estimated fair value of $810.2 million during 2010, resulting in impairment charges totaling $233.4 million.

As a result of our review of the fair value of our investments in real estate during 2010, we recorded impairment charges totaling $210.1 million in continuing operations to reduce the following properties to the lower of carrying value or estimated fair value: Two California Plaza, 3800 Chapman. 801 North Brand, 701 North Brand, 700 North Central, Brea Corporate Place and Brea Financial Commons.

In 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, 207 Goode and Pacific Arts Plaza and recorded impairment charges totaling $23.3 million. These assets had a fair value of $347.0 million at the time they were disposed of. The fair value of these properties was calculated based on the sales price negotiated with the buyers (2385 Northside Drive and Griffin Towers), the value assigned to the property

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in the deed-in-lieu of foreclosure with the lender (17885 Von Karman) and the sales price negotiated by the lender or special servicer with the buyers (207 Goode and Pacific Arts Plaza).

2009 Activity—

In 2009, investments in real estate with a carrying value of $2,331.7 million were written down to their estimated fair value of $1,633.0 million, resulting in impairment charges totaling $698.7 million.

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

In 2009, we disposed of City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus and recorded impairment charges totaling $207.7 million. These assets had a fair value of $644.5 million at the time they were disposed of. The fair value of these properties was calculated based on the sales price negotiated with the buyers.

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

Our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
December 31, 2010	$(33,781)	$—	$(33,781)	$—
December 31, 2009	(41,610)	—	(41,610)	—

The value of our interest rate caps is immaterial as of December 31, 2010 and 2009.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow. Some of our mortgage loans and our unsecured term loan bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in other accumulated comprehensive loss in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

A summary of the fair value of our derivative financial instruments as of December 31, 2010 and 2009 is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2010	December 31, 2009
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(33,781)	$(41,610)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements for 2010 and 2009 are as follows (in thousands):

	For the Year Ended December 31,
	2010		2009
	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Location of (Loss) Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$7,829	$(2,027)	$13,456	$—	Interest expense
Forward-starting interest rate swap	—	—	2,443	(15,281)	Interest expense

	Amount of (Loss) Recognized in Statement of Operations		Location of (Loss) Recognized in Statement of Operations
	For the Year Ended December 31,
	2010	2009
Derivatives not designated as hedging instruments:
Forward-starting interest rate swap	$—	$(11,340)	Interest expense

Interest Rate Swap—

As of December 31, 2010 and 2009, we held an interest rate swap with a notional amount of $425.0 million. As of December 31, 2010, $ 400.0 million of this swap was assigned to the KPMG Tower

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

mortgage loan. Previously, $25.0 million of this swap was assigned to the 207 Goode construction loan, which was settled upon disposition of the property in October 2010. As a result, we recorded an unrealized loss due to hedge ineffectiveness of $2.0 million during 2010 as part of interest expense in continuing operations related to this swap. The swap requires net settlement each month and expires on August 9, 2012.

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of December 31, 2010 and 2009, we had transferred $30.7 million and $40.1 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets. The amount we would need to pay our counterparty as of December 31, 2010 to terminate the swap totals $35.9 million.

During 2011, we expect that our return of swap collateral will be in the range of $19 million to $21 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

Interest Rate Caps—

As of December 31, 2010 and 2009, we held interest rate caps with notional amounts totaling $189.8 million and $334.0 million, respectively.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other loans (excluding Properties in Default) is $2,202.1 million (compared to a carrying amount of $2,921.2 million) as of December 31, 2010.   We calculated the fair value of these mortgage and other loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

See Note 10 “Properties in Default—Fair Value of Mortgage Loans” for the estimated fair value as of December 31, 2010 of loans encumbering the Properties in Default.

Note 14—Related Party Transactions

Robert F. Maguire III

Separation and Consulting Agreements—

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as our Chief Executive Officer and Chairman of the Board of the Company. On that same date, Mr. Maguire also entered into a consulting agreement with the Company. During 2008, we recorded $4.4 million of charges in connection with the entry into the separation agreement and $0.2 million in connection with the consulting agreement. All amounts due to Mr. Maguire under these agreements were paid in full as of December 31, 2009.

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

Effective February 1, 2010, we agreed to terminate our lease of 17,207 square feet of rentable area on the fourth floor of 1733 Ocean for consideration totaling $2.5 million, consisting of installment payments of $2.0 million and an offset of $0.5 million of amounts due to us by Mr. Maguire. During 2009, we recorded a charge totaling $1.4 million in connection with the termination of this lease. During 2010, we paid $1.1 million to Mr. Maguire in connection with the lease termination agreement. As of December 31, 2010, the balance due Mr. Maguire under this agreement is $0.9 million.

A summary of our transactions with Mr. Maguire related to agreements in place prior to his termination of employment is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Management and development fees and leasing commissions	$—	$—	$1,005
Rent payments	85	982	771

Fees and commissions earned from Mr. Maguire are included in management, leasing and development services in our consolidated statements of operations.

Tax Indemnification Agreement—

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities. Under this agreement, we agreed to indemnify Mr. Maguire and related entities from all direct and indirect tax consequences if we disposed of US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes (excluding the hotel) during lock-out periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003, as long as certain conditions under Mr. Maguire’s contribution agreement were met. The indemnification does not apply if a property is disposed of in a non-taxable transaction (i.e., Section 1031 exchange). Mr. Maguire’s separation agreement modified his tax indemnification agreement. As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of MPG Office, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions. As of December 31, 2010, Mr. Maguire met the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire and certain entities owned or controlled

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

by Mr. Maguire, and entities controlled by certain former senior executives of the Maguire Properties, Inc. predecessor, have guaranteed a portion of our mortgage loans. As of December 31, 2010 and 2009, $591.8 million of our debt is subject to such guarantees.

Joint Venture with Charter Hall Group

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall Group.  Charter Hall Group has stated that they wish to pursue an orderly exit from the joint venture. To the extent the joint venture is modified or dissolved, these fees will likely be significantly reduced or eliminated. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Management, investment advisory and development fees and leasing commissions	$4,293	$6,298	$5,534

	December 31, 2010	December 31, 2009
Accounts receivable	$1,819	$2,359
Accounts payable	—	(5)
	$1,819	$2,354

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations. Balances due from the joint venture are included in due from affiliates while balances due to the joint venture are included in accounts payable and other liabilities in the consolidated balance sheet. The joint venture’s balances were current as of December 31, 2010 and 2009.

Note 15—Employee Benefit Plan

Our full-time employees who have completed 30 days of service are eligible to participate in a 401(k) savings plan sponsored by MPG Office, L.P., which is a funded defined contribution plan that satisfies ERISA requirements. We make employer nondiscretionary matching contributions as well as discretionary profit sharing contributions, if any, in cash. The plan allows employees to allocate their voluntary contributions and employer matching and profit sharing contributions to a variety of investment funds. Our 401(k) plan does not have a fund that invests directly in MPG Office Trust, Inc. common or preferred stock. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year. During 2010, 2009 and 2008, we contributed $0.4 million, $0.5 million and $0.7 million, respectively, to the 401(k) plan.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Rental Revenue

Our properties are leased to tenants under net operating leases with initial expiration dates ranging from 2011 to 2026. The future minimum lease payments to be received from tenants (excluding tenant reimbursements) as of December 31, 2010 are as follows (in thousands):

Future Minimum Rental Revenue
2011	$168,589
2012	148,618
2013	125,397
2014	101,892
2015	89,186
Thereafter	385,367
$1,019,049

Our rental revenue in continuing operations was increased by straight-line rent adjustments totaling $2.4 million, $5.4 million and $12.4 million in 2010, 2009 and 2008, respectively, while rental revenue in discontinued operations was increased by $2.3 million, $11.6 million and $4.3 million in 2010, 2009 and 2008, respectively.

See Note 10 “Properties in Default—Rental Revenue” for the minimum future rental revenue associated with Properties in Default.

Note 17—Commitments and Contingencies

Capital Leases

We enter into capital lease agreements for equipment used in the normal course of business. These leases have expiration dates from 2011 to 2016. The future minimum obligation under our capital leases as of December 31, 2010 is as follows (in thousands):

Minimum Obligation
2011	$596
2012	348
2013	266
2014	135
2015	136
Thereafter	218
1,699
Less: interest	(234)
$1,465

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following amounts have been capitalized as part of building and improvements in the consolidated balance sheets related to equipment acquired through capital leases (in thousands):

	December 31, 2010	December 31, 2009
Gross amount	$13,958	$13,958
Accumulated depreciation	(12,484)	(11,890)
	$1,474	$2,068

Ground and Air Space Leases

The Two California Plaza and Brea Corporate Place properties are subject to ground lease obligations. The ground lease for Two California Plaza expires in 2082 while the ground lease for Brea Corporate Place expires in 2083. Ground lease expense for 2010, 2009 and 2008 totaled $4.8 million, $4.8 million and $4.6 million, respectively, and is reported as part of other expense in the consolidated statements of operations.

We have an air space lease at Plaza Las Fuentes and the Westin® Pasadena Hotel that expires in 2017, with options to renew for three additional ten-year periods and an option to purchase the air space. Air space lease expense for 2010, 2009 and 2008 totaled $0.5 million in each year and is reported as part of other expense in the consolidated statements of operations.

Our ground and air space leases require us to pay minimum fixed rental amounts, are subject to scheduled rent adjustments and include formulas for variable contingent rents. The ground lease for Two California Plaza is subject to rent adjustments every ten years beginning September 2013 and continuing through expiration. The lease for Brea Corporate Place is subject to rent adjustments on varying anniversary and reappraisal dates. The future minimum obligation under our ground and air space leases, excluding any contingent rents, as of December 31, 2010 is as follows (in thousands):

Minimum Obligation
2011	$3,330
2012	3,330
2013	3,330
2014	3,720
2015	3,720
Thereafter	341,772
$359,202

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our future minimum obligation under these subleases as of December 31, 2010 is as follows (in thousands):

Minimum Obligation
2011	$832
2012	857
2013	885
2014	313
$2,887

Rent payments related to our subleases with Rand totaled $0.8 million in each of 2010, 2009 and 2008, respectively.

As a result of the relocation of our corporate offices to downtown Los Angeles in 2008, we vacated the Rand space. During 2008, we accrued $2.0 million for management’s best estimate of the leasing commissions and tenant improvements to be paid to sublease the Rand space to another tenant or tenants and the differential between: (i) the rent we are contractually obligated to pay Rand until our subleases expire in 2014 and (ii) the rent we expect to receive upon subleasing the space to another tenant or tenants.

Lease Termination Agreement

We previously had a full-service, ten-year operating lease for office space at 1733 Ocean, a property beneficially owned by Mr. Maguire, which commenced in July 2006. In 2008, we relocated our corporate office to downtown Los Angeles and vacated this space. Effective February 1, 2010, we agreed to terminate our direct lease with Mr. Maguire for 17,207 square feet of rentable area on the fourth floor of 1733 Ocean. In 2010, we paid Mr. Maguire $1.1 million in termination payments under this agreement. As of December 31, 2010, $0.9 million remains to be paid to Mr. Maguire under this agreement.

Parking Easement

In connection with the sale of the 808 South Olive garage, we entered into an amended and restated parking easement with the buyer of the garage, which expires in 2011. The buyer is obligated to provide a specified number of monthly spaces, which decrease over the term of the easement, for use by tenants of Gas Company and US Bank Towers in exchange for monthly payments as consideration for both the parking spaces and a pro rata share of the operating expenses of the garage. Our future minimum obligation under the parking easement as of December 31, 2010 is $1.2 million.

Expense related to the parking easement totaled $1.4 million in 2010 and $1.5 million in 2009 and 2008, respectively, and is recorded as part of parking expense in the consolidated statements of operations.

Joint Venture Obligations

Tenant Improvements and Leasing Commissions—

In connection with the joint venture contribution agreements with Charter Hall Group for One California Plaza, Wells Fargo Center (Denver) and San Diego Tech Center, we agreed to fund future tenant lease obligations, including tenant improvements and leasing commissions. During 2010, 2009 and 2008, we paid $0.4 million, $1.5 million and $0.5 million, respectively, related to this obligation. As of December 31, 2010, we have a liability of $1.2 million related to Wells Fargo Center (Denver).

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent Consideration—

We were obligated to refund a portion of the purchase price paid by Charter Hall Group if the five properties we contributed to our joint venture did not meet certain pre-defined annual income targets during the three-year period ended January 5, 2009. Since the five properties did not meet the annual income targets, we paid $2.0 million during 2008 to Charter Hall Group as final payment to cover the shortfalls.

Capital Commitments

As of December 31, 2010, we had $37.4 million in capital commitments related to tenant improvements and leasing commissions, of which $4.7 million was related to Properties in Default.

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

During 2010, 2009 and 2008, our four largest tenants accounted for approximately 20%, 21% and 22%, respectively, of our rental and tenant reimbursement revenue. No individual tenant accounted for 10% or more of our total rental and tenant reimbursement revenue during 2010, 2009 and 2008.

During 2010 and 2009, each of the following office properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, KPMG Tower, Gas Company Tower and Two California Plaza. The revenue generated by these four properties totaled approximately 51% and 49% of our consolidated revenue during 2010 and 2009, respectively. During 2008, each of the following properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, Gas Company Tower, Two California Plaza and US Bank Tower. The revenue generated by these four properties totaled approximately 47% of our consolidated revenue during 2008.

Insurance

We carry commercial liability, fire, extended coverage, earthquake, terrorism, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, business interruption and rental loss insurance covering all of the properties in our portfolio under a portfolio insurance program. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of coverage and industry practice and, in the opinion of management, the properties in our portfolio are adequately insured. Our terrorism insurance, which covers both certified and non-certified terrorism loss, is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses, such as loss from riots. Most of the properties in our portfolio are located in areas known to be seismically active. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, particularly in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. The cost of coverage for losses due to earthquakes and other natural disasters may significantly increase, and our ability to obtain appropriate levels of coverage may be adversely

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

impacted, as a result of the recent series of disasters in Japan.

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

Litigation

We are involved in various litigation and other legal matters, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially arise upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations. As described in Note 10 “Properties in Default,” mortgage loans encumbering several of our properties are currently in default. The resolution of some or all of these defaults may involve various legal actions, including court-appointed receiverships, damages claims and foreclosures.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share amounts)
Year Ended December 31, 2010
Revenue from continuing operations	$103,134	$100,521	$101,913	$101,328
Loss from continuing operations (1)	(14,684)	(31,369)	(36,358)	(241,635)
Income (loss) from discontinued operations	40,614	(24,807)	20,809	89,492
(Income) loss attributable to common units of our Operating Partnership	(2,584)	7,421	2,455	18,634
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net income (loss) available to common stockholders	18,580	(53,521)	(17,860)	(138,275)
Net income (loss) available to common stockholders per share	$0.38	$(1.10)	$(0.36)	$(2.82)
Weighted average number of common shares outstanding	48,534,283	48,692,588	48,874,308	48,981,822

Common stock market price:
High	$3.98	$4.60	$3.47	$3.08
Low	1.41	2.38	2.25	1.98

Year Ended December 31, 2009
Revenue from continuing operations	$106,080	$106,785	$105,418	$105,558
Loss from continuing operations	(23,315)	(173,438)	(29,293)	(155,014)
Loss from discontinued operations	(33,305)	(255,170)	(19,287)	(180,905)
Loss attributable to common units of our Operating Partnership	7,496	52,924	6,517	41,633
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net loss available to common stockholders	(53,890)	(380,450)	(46,829)	(299,052)
Net loss available to common stockholders per share	$(1.13)	$(7.95)	$(0.97)	$(6.17)
Weighted average number of common shares outstanding	47,788,028	47,836,591	48,285,111	48,463,476

Common stock market price:
High	$3.12	$2.05	$3.09	$3.24
Low	0.33	0.66	0.51	1.20
__________

(1)
Loss from continuing operations in the fourth quarter of 2010 includes $210.1 million of impairment charges taken to reduce the value of our investments in real estate to estimated fair value as of December 31, 2010.

The amounts shown in the table above will not agree to those previously reported in our Quarterly Reports on Form 10-Q due to property dispositions that occurred during 2009 and 2010.

Our quarterly financial information for 2009 and 2010 has been reclassified to reflect the dispositions of 2385 Northside Drive and Griffin Towers (in first quarter 2010), 17885 Von Karman and Mission City Corporate Center (in second quarter 2010), Park Place II (in third quarter 2010), and 207 Goode and Pacific Arts Plaza (in fourth quarter 2010), which are presented as discontinued operations in our consolidated statements of operations.

Our quarterly financial information for 2009 has been reclassified to reflect the dispositions of 18581 Teller (in first quarter 2009), City Parkway (in second quarter 2009), Park Place I (in third quarter 2009), and 130 State College and Lantana Media Campus (in fourth quarter 2009), which are presented as discontinued operations in our

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated statements of operations.

Note 19—Investments in Real Estate

A summary of information related to our investments in real estate as of December 31, 2010 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount of Which Carried at Close of Period			Accu- mulated Depre- ciation	Year Acquired (a) or Con- structed (c)	Life on Which Depre-ciation in Latest Income Statements is Computed
		Land (1) (2)	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land (2)	Buildings and Improve- ments (2)	Total
Office Properties:
Los Angeles, CA
Wells Fargo Tower 333 S. Grand Avenue	$550,000	$4,073	$—	$317,646	$ **	$33,795	$287,924	$321,719	$(97,060)	1982 (c)	(4)
Two California Plaza 350 S. Grand Avenue	470,000	57,564	374,576	—	—	57,564	374,576	432,140	(59,883)	2007 (a)	(4)
Gas Company Tower 525-555 W. Fifth Street	458,000	33,425	16,043	271,386	54,464	59,588	315,730	375,318	(99,046)	1991 (c)	(4)
777 Tower 777 S. Figueroa Street	273,000	34,864	251,556	21,065	—	34,864	272,621	307,485	(53,600)	2005 (a)	(4)
US Bank Tower (3) 633 W. Fifth Street	260,000	21,233	—	277,527	38,122	41,183	295,699	336,882	(77,447)	1989 (c)	(4)
KPMG Tower (3) 355 S. Grand Avenue	400,000	4,666	—	239,218	**	15,386	228,498	243,884	(86,041)	1983 (c)	(4)
550 South Hope Street	200,000	25,597	144,384	—	—	25,597	144,384	169,981	(18,901)	2007 (a)	(4)
Miscellaneous investments	955,220	192,663	487,583	188,773	6,758	193,767	682,010	875,777	(176,350)	1989-2007	(4)
	$3,566,220	$374,085	$1,274,142	$1,315,615	$99,344	$461,744	$2,601,442	$3,063,186	$(668,328)
__________
**    Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.

(1)	Amounts shown in “Land” include land, acquired ground leases and land held for development. Acquired ground leases are reported at the fair value of the ground lease at the date of acquisition.

(2)
During 2010, we recorded impairment charges totaling $210.1 million in continuing operations to write down our investments in real estate to fair value. Of this amount, $7.7 million is included as a reduction of “Land” in the table above, with the remaining $202.4 million included as a reduction of “Buildings and Improvements.”

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

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $3.2 billion (unaudited) as of December 31, 2010.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of our investments in real estate and accumulated depreciation (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Investments in Real Estate
Balance at beginning of period	$3,852,198	$5,026,688	$5,439,044
Additions during period:
Improvements	21,742	58,061	180,564
Deductions during period:
Dispositions	(599,184)	(736,881)	(368,845)
Impairment charge	(210,122)	(490,985)	—
Transfer to assets associated with real estate held for sale	—	—	(221,669)
Other	(1,448)	(4,685)	(2,406)
Balance at close of period	$3,063,186	$3,852,198	$5,026,688

Accumulated Depreciation
Balance at beginning of period	$(659,753)	$(604,302)	$(476,337)
Additions during period:
Depreciation expense	(103,022)	(131,111)	(149,303)
Deductions during period:
Dispositions	94,447	75,660	12,501
Transfer to assets associated with real estate held for sale	—	—	8,396
Other	—	—	441
Balance at close of period	$(668,328)	$(659,753)	$(604,302)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Subsequent Events

500 Orange Center Development Site Disposition

On January 27, 2011, we disposed of the 500 Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, to be used for general corporate purposes.

500 Orange Tower Receivership

On January 31, 2011, 500 Orange Tower was placed in receivership pursuant to our written agreement with the special servicer. The receiver will manage the operations of the property, and we will cooperate in any sale of the property. If the property is not sold within the period specified in the agreement, the special servicer is obligated to acquire the property by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. We have no liability in connection with the disposition of the property other than our legal fees. Upon closing of a sale, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership order fully insulates us against all potential recourse events that could occur during the receivership period.
Notices of Imminent Default on Mortgage Loans
On February 16, 2011 and February 24, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand, respectively, sent notices of imminent default to the master servicers related to the mortgage loans secured by these properties.
Two California Plaza Mortgage Loan Default
On March 7, 2011, our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Weinstein and Koumriqian, evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. KPMG LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2010 and their attestation report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Item 9B.    Other Information.

None.

PART III

Item  10.    Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since
David L. Weinstein	44	President and Chief Executive Officer	2010
Shant Koumriqian	38	Executive Vice President, Chief Financial Officer	2008
Peggy M. Moretti	48	Executive Vice President, Investor and Public Relations & Chief Administrative Officer	2003
Jonathan L. Abrams	35	Senior Vice President, General Counsel and Secretary	2007
Peter K. Johnston	56	Senior Vice President, Leasing	2006
Christopher M. Norton	38	Senior Vice President, Transactions	2011

David L. Weinstein has served as our President and Chief Executive Officer since November 2010 and as a member of our board of directors since August 2008. Since January 2009, Mr. Weinstein has been a partner at Belvedere Capital, a real estate investment firm based in New York. He remains a partner, with limited responsibilities. From April 2007 until December 2008, Mr. Weinstein was a Managing Director of Westbridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein served as a Vice President at Goldman, Sachs & Co. in New York, first in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then from 2004 in the Special Situations Group (focused on real estate debt investments). Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association.

Shant Koumriqian has served as our Executive Vice President, Chief Financial Officer since December 2008. Prior to that time, Mr. Koumriqian served as our Senior Vice President, Finance and Chief Accounting Officer from January 2008 to November 2008. From July 2004 to January 2008, Mr. Koumriqian served as the Company’s Vice President-Finance. Prior to joining MPG Office Trust, Mr. Koumriqian spent a total of nine years in real estate practice groups, first at Arthur Andersen LLP and then at Deloitte & Touche LLP, where he was a senior manager, serving public and private real estate companies. Mr. Koumriqian holds a Bachelor of Arts degree in Business Administration, cum laude, from California State University, Los Angeles.

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

Jonathan L. Abrams has served as our Senior Vice President, General Counsel and Secretary since August 2007. From April 2006 to June 2007, Mr. Abrams was Senior Vice President of Business and Legal Affairs at Lionsgate Entertainment, where he was responsible for SEC and Sarbanes-Oxley Act compliance matters and was also involved in acquisitions and financings. From October 2001 to March 2006, Mr. Abrams was an attorney with the law firm of Latham & Watkins LLP, where he worked on a wide range of corporate matters involving MPG Office Trust and other REITs. Mr. Abrams holds a Bachelor of Arts degree in Political Science, cum laude, from the University of California, Berkeley and a Juris Doctor, cum laude, from Harvard Law School. He currently serves as Chairman of Happy Trails for Kids, a non-profit organization serving children in foster care.

Peter K. Johnston has served as our Senior Vice President, Leasing since March 2006, and as our Senior Vice President, Major Lease Transactions from January 2006 to March 2006. Prior to that time, Mr. Johnston served in a consultancy role responsible for major lease transactions for MPG Office Trust from April 2005 to January 2006. From January 1996 through March 2005, Mr. Johnston served as President of Leasing for CommonWealth Partners, where he was responsible for all brokerage activities and lease transactions. From 1985 through 1995, Mr. Johnston was the Senior Vice President, Leasing for Maguire Thomas Partners, where he was responsible for leasing in Southern California and Philadelphia. Mr. Johnston holds a Bachelor of Science degree in Business Administration from the University of Denver.

Christopher M. Norton has served as our Senior Vice President, Transactions since March 2011. From 2002 until February 2011, Mr. Norton was an attorney with the law firm of Latham & Watkins LLP, where his practice primarily focused on representing clients, including MPG Office Trust, in the acquisition, financing (including the origination of syndicated, mezzanine and securitized loans) and leasing of real property, as well as in real estate workout and restructuring transactions. Mr. Norton holds a Bachelor of Arts degree in Psychology from Brigham Young University and a Juris Doctor from Northwestern University School of Law.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since
Paul M. Watson	71	Chairman of the Board	2008
Robert M. Deutschman	53	Director	2011
Christine N. Garvey	65	Director	2008
Michael J. Gillfillan	62	Director	2009
Edward J. Ratinoff	46	Director	2011
Joseph P. Sullivan	68	Director	2009
George A. Vandeman	71	Director	2007
David L. Weinstein	44	Director	2008

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

Robert M. Deutschman has served on the board of directors since February 2011. Since 1999, Mr. Deutschman has served as a Managing Director at Cappello Capital Corp., an investment banking firm, and as Vice Chairman of Cappello Group, Inc. since 2008. Mr. Deutschman holds a Bachelor of Arts degree from Haverford College, with honors, and a Juris Doctor from Columbia University School of Law. Since 2004, Mr. Deutschman has served as the Vice Chairman of the Board of Directors of Enron Creditors Recovery Corp.

(formerly Enron Corp.), a position he assumed upon Enron’s emergency from bankruptcy. Mr. Deutschman has also served on the Advisory Board of the RAND Center for Corporate Ethics and Governance since 2006. He formerly served as Chairman of the Board of First Bank of Beverly Hills, F.S.B. and as a member of the Board of Directors of Beverly Hills Bancorp Inc. from 1999 to 2004. Mr. Deutschman was elected as a director by a special meeting of the holders of the Series A Preferred Stock in February 2011.

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

From August 1999 until February 2007, Mr. Gillfillan was a member of the board of directors of James Hardie Industries Limited (“Hardies”), an Australian company that was subject to asbestos claims arising out of its legacy business. In 2007, the Australian Securities and Investment Commission (“ASIC”) filed a civil lawsuit related to a February 2001 announcement by Hardies to the Australian Stock Exchange concerning the establishment of a foundation to compensate asbestos victims. In April 2009, a trial court in New South Wales, Australia issued a judgment finding that the directors of Hardies, including Mr. Gillfillan, and several members of management breached their duties of care and diligence by approving a draft of the February 2001 announcement.  The court imposed civil monetary penalties on each of the former independent directors, including Mr. Gillfillan, and precluded such individuals from managing an Australian corporation for a period of five years.  Mr. Gilfillan and the other former independent directors appealed this ruling in the Court of Appeals of the Supreme Court of New South Wales.  In December 2010, the Court of Appeals overturned the findings of the trial court that the announcement had ever been approved by the Hardies directors, entirely dismissed the case against Mr. Gillfillan and the other former independent directors, ordered ASIC to return the fines and vacated the five-year ban.  ASIC has applied to the High Court of Australia for special leave to appeal the Court of Appeals decision, which application is currently pending and being rigorously opposed by Mr. Gillfillan and the other former independent directors.
Edward J. Ratinoff has served on the board of directors since February 2011. Since March 2010, Mr. Ratinoff has been the Managing Director and Head of Acquisitions for Phoenix Realty Group, an institutional real estate investment firm. From 2004 to 2009, Mr. Ratinoff held the position of Managing Director and West Coast Head for the J.E. Robert Companies, a global real estate investment management company. Prior to joining

J.E. Roberts, Mr. Ratinoff served in a variety of senior management roles in real estate investment banking with Keybanc, Chase Securities and Bankers Trust. Mr. Ratinoff holds a Bachelor of Arts in Architecture from the University of California, Berkeley, and a Masters of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University. Since May 2010, Mr. Ratinoff has served as a member of the Board of Directors and Chairman of the Loan Committee of Bank of Internet. Mr. Ratinoff was elected as a director by a special meeting of the holders of the Series A Preferred Stock in February 2011.

Joseph P. Sullivan has served on the board of directors since May 2009. Mr. Sullivan is the Chairman of the Board of Advisors of RAND Health, the largest non-profit institution dedicated to emerging health policy issues. From March 2000 through March 2003, Mr. Sullivan served as Chairman of the Board and Chief Executive Officer of Protocare, Inc., a health care clinical trials and consulting organization. Mr. Sullivan was Chairman of the Board, Chief Executive Officer and President of American Health Properties, Inc., a REIT, from 1993 until it was acquired by HCP, Inc. in 1999. Mr. Sullivan has 20 years of investment banking experience with Goldman, Sachs & Co. Mr. Sullivan holds a Bachelor of Science degree and a Juris Doctor from the University of Minnesota Law School and a Master of Business Administration from the Harvard Graduate School of Business Administration. He serves as a member, and previously as Chairman, of the Board of Advisors for UCLA Medical Center. He is also a member of the board of directors of CIGNA Corporation, HCP, Inc., Amylin Pharmaceuticals, Inc., and Cymetrix, Inc. Mr. Sullivan previously served as a director of AutoGenomics, Inc., from 2004 through 2010, and Covenant Care, Inc. from 2000 until March 2006. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Sullivan to serve as a director based, among other factors, on his investment banking expertise and experience in the real estate industry.

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

David L. Weinstein has served as our President and Chief Executive Officer since November 2010 and as a member of our board of directors since August 2008. See “Executive Officers of the Registrant” for Mr. Weinstein’s biographical information. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Weinstein to serve as a director based on his knowledge of our company and experience in the real estate industry.

Board Leadership Structure and Risk Oversight

Our board of directors currently separates the role of Chairman of the Board from the role of Chief Executive Officer. Our board of directors does not have a policy as to whether the Chairman of the Board should be a non-management director or a member of management. Instead, our board of directors selects its Chairman in the manner it determines to be in the best interests of our stockholders. Our board of directors believes that the current leadership structure, with Mr. Watson as Chairman of the Board and Mr. Weinstein as President and Chief Executive Officer, is appropriate as it combines accountability with effective oversight.

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

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the year ended December 31, 2010, all of our officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics that applies to our independent directors, executive officers, employees and agents, which is available for viewing on our website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any person who sends a written request to that effect to the attention of Jonathan L. Abrams, Secretary, MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

Any amendment to, or waiver of, any provision of the code of business conduct and ethics applicable to our independent directors and executive officers must be approved by our board of directors. Any such amendment or waiver that would be required to be disclosed under SEC rules or NYSE listing standards or regulations will be promptly posted on our website.

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during 2010.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2010, Mr. Gillfillan served as Chair and Messrs. Vandeman and Watson served as members of the Audit Committee, each of whom is an independent director. On February 28, 2011, Mr. Ratinoff replaced Mr. Vandeman on the Audit Committee. Prior to his joining the Company as our President and CEO in November 2010, Mr. Weinstein served on the Audit Committee. Based on his experience and expertise, the board of directors has determined that Mr. Gillfillan is an “audit committee financial expert” as defined by the SEC. The Audit Committee meets the NYSE composition requirements, including the requirements dealing with financial literacy and financial sophistication. The members of our Audit Committee satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

Mr. Nelson C. Rising, our former Chief Executive Officer, filed his annual certification with the NYSE for 2010, as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, the Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, respectively.

Item  11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section describes the compensation policies and programs for our named executive officers, based on total compensation as calculated under current SEC rules. For 2010, our named executive officers were as follows:

Name	Position
David L. Weinstein	President and Chief Executive Officer
Nelson C. Rising	Former President and Chief Executive Officer
Shant Koumriqian	Executive Vice President, Chief Financial Officer
Peggy M. Moretti	Executive Vice President, Investor and Public Relations & Chief Administrative Officer
Jonathan L. Abrams	Senior Vice President, General Counsel and Secretary
Peter K. Johnston	Senior Vice President, Leasing
Christopher C. Rising	Former Senior Vice President, Asset Transactions

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to set programs that achieve the following objectives:

•	Attracting, retaining and motivating talented executives;

•	Providing a program that is market-based and comparable to programs at other REITs;

•	Encouraging a strong link between executive compensation and individual and company performance; and

•	Supporting the maximization of stockholder value.

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

Within our general compensation framework, our Chief Executive Officer, Executive Vice Presidents and General Counsel have, on behalf of the Company, historically negotiated specific compensation terms for members of senior management other than our Chief Executive Officer (including our named executive officers), memorializing these terms in employment agreements (which terms are reviewed and approved in advance by the Compensation Committee). Employment terms for our Chief Executive Officer have historically been negotiated by our board of directors, in consultation with outside counsel. All compensation terms approved for members of senior management during 2010 were subject to these processes.

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
Since 2008, the Compensation Committee has engaged Jack Marsteller (formerly of the firm Towers Watson & Co. and now of the firm Pay Governance LLC) as the Compensation Committee’s independent compensation consultant to advise the committee in discharging its responsibilities. The responsibilities of the consultant include: providing market data on pay levels and practices and making recommendations on executive compensation; reviewing the peer group and proposing changes as appropriate; advising the Compensation Committee on trends and best practices in the design, composition and policies of executive compensation programs; advising the Compensation Committee Chair on meeting agendas and attending Compensation Committee meetings where compensation items are discussed; reviewing the Compensation Discussion and Analysis and compensation tables for inclusion in the Annual Report on Form 10-K and the Proxy Statement; advising the Compensation Committee on compensation issues that arise in the course of fulfilling its governance responsibilities; undertaking special projects at the request of the Compensation Committee Chair; and advising the Compensation Committee on ideas for improving the effectiveness of board governance of executive compensation.
In 2010, the Compensation Committee’s consultant attended all of the Compensation Committee’s meetings in which executive compensation matters were discussed. During 2010, the consultant advised the Compensation Committee with respect to our peer group; competitive pay levels and trends; annual incentive design and practices; long-term incentive grant value guidelines and practices; Chief Executive Officer compensation; and pay disclosure. The Compensation Committee’s consultant reports to and acts at the sole discretion of the Compensation Committee and performs services for our management only with advance approval by the Compensation Committee. Neither Towers Watson & Co. nor Pay Governance LLC provided any other services to the Company during 2010.

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

The incentive bonus program for our Senior Vice President, Leasing differs from the annual bonus program applicable to our other executive officers. As more fully described below, pursuant to his employment agreement, Mr. Johnston, our Senior Vice President, Leasing, is eligible to receive quarterly leasing bonuses. In addition, the Compensation Committee has the discretion to approve non-recurring cash bonuses, but did not award any such discretionary bonuses for 2010, other than the signing bonus awarded to Mr. Weinstein in connection with his commencement of employment as our President and Chief Executive Officer. See “—Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables—Employment Agreements” below.

Annual Compensation

Annual compensation consists of base salary and incentive bonuses. Our policies in effect during 2010 are described below.

Base Salary—

The annual base salary for each of our named executive officers was initially determined at the time of hire by the Compensation Committee in consultation with senior management and outside advisors based on a number of customary factors, including market conditions and a review of salaries at other REITs, and was memorialized in each respective officer’s employment agreement. The base salaries of all of our executive officers, including Mr. Weinstein, are reexamined annually by the Compensation Committee pursuant to the terms of such employment agreements. When reviewing individual base salaries, the Compensation Committee considers data for executives in similar positions at comparable REITs and other real estate companies, individual and corporate performance, levels of responsibility and competitive pay practices, as well as other subjective factors (such as the individual’s experience). These considerations necessarily vary from individual to individual and position to position. Base salaries for our named executive officers were not changed in 2010. For further detail on the actual base salaries paid to our named executive officers in 2010, see the table below under the heading “—Summary Compensation Table.”

Incentive Bonuses—

Our annual incentive program provides executive officers with the opportunity to earn cash bonuses based upon the attainment of pre-established performance standards. The potential payments of annual bonuses to our executive officers are performance-driven and therefore at risk. Each named executive officer’s employment agreement provides for a target annual bonus expressed as a percentage of the executive’s annual base salary (or in the case of Mr. Johnston, a flat dollar amount rather than a percentage). The target bonus in each executive’s employment agreement is intended to provide guidance for such executive’s annual bonus, and is the bonus expected to be paid to the executive if both the Company and he or she meets identified performance standards. The Compensation Committee uses two categories to assist in evaluating each executive’s performance to determine the actual bonus to be paid in relation to the target bonus: (1) “Company Performance” and (2) “Personal Objectives.” The Compensation Committee assigns weights to each category based on the executive’s position with the Company. For 2010, the allocation was as follows (which may be changed from time-to-time by the Compensation Committee):

Executive Level	Company Performance	Personal Objectives
Former President & Chief Executive Officer	70%	30%
Executive Vice President	60%	40%
Senior Vice President	50%	50%

The Company Performance and Personal Objectives goals are measured according to the following performance levels:

Performance Level	Definition	Payout as Percent of Target
Below Threshold	Failed to meet expectations	—%
Threshold	Met some, but not all, expectations	50%
Target	Met all expectations	100%
Maximum	Far exceeded all expectations	200%

The threshold-level goals can be characterized as “attainable,” meaning that based on expected levels of performance, although attainment of this performance level is uncertain, it can reasonably be anticipated that threshold performance should be achieved. The target and maximum goals represent increasingly challenging levels of performance. Performance as to each objective is evaluated by the Compensation Committee following the end of the year and a performance rating is assigned using the schedule above.

As described below, several specific goals are set within each of the Company Performance and Personal Objectives components and weights are assigned to each goal based on the goal’s relative importance to our business plan and the creation of stockholder value. At the time that they are set, the goals that the Compensation Committee establishes are substantially uncertain to be achieved.

Company Performance Component—

Company Performance objectives are annual operating goals that are meant to further align the incentives for our executives with stockholder interests. Company Performance objectives are set annually under the supervision of the Compensation Committee working in concert with senior management and the independent compensation consultant. Included in the Company Performance objectives for 2010 were the following (in millions, except for rentable square feet):

Company Performance Objective	Threshold	Target	Maximum
Year-end unrestricted cash balance	$22.0	$27.0	$38.0
Leasing at core assets for 2010 (rentable square feet)	700,000	875,000	1,050,000
General and administrative expense for 2010	$32.5	$30.5	$28.5

The Company met the “Maximum” for each of the foregoing Company Performance objectives during 2010. Additional Company Performance objectives for 2010 were:

•	Extending or settling 2010 debt maturities at targeted levels;

•	Completing or taking definitive steps to complete the disposition of certain assets while limiting costs and liability exposure; and

•	Favorable economics on new leases or renewals (with performance levels based upon net present value per square foot).

The Company Performance objectives, along with the threshold, target and maximum amounts, were set by the Compensation Committee at the beginning of the year based on a number of factors, including: the Company’s projections, business plan, strategic goals and operational priorities; financing markets; real estate fundamentals (including property valuations) and general economic conditions; transaction and leasing assumptions; and other specific circumstances impacting the Company. With respect to each Company Performance objective, the Compensation Committee makes a determination following year-end as to whether the Company has met the objective at the threshold, target or maximum level or has failed to meet the objective. The calculated score for the

Company Performance component is then subject to discretionary adjustment by the Compensation Committee to achieve a final calculated amount for the Company Performance component. The discretionary adjustment takes into account other events that occurred during the year, such as the Company’s liquidity position, annual net income/loss and stock price performance.

Personal Objectives Component—

Personal Objectives are goals that an individual executive seeks to achieve during the year, often involving goals shared with another executive. Personal Objectives are set annually under the supervision of the Compensation Committee working in concert with the Chief Executive Officer, the individual executive and the independent compensation consultant, and are linked to maximizing stockholder value and furthering our business plan, strategic goals, operational priorities and legal/regulatory compliance for the applicable year. By establishing and communicating Personal Objectives at the beginning of each fiscal year, our executive officers understand how they can further the Company’s goals and priorities during that year. Examples of Personal Objectives for 2010 were:

•	Eliminating recourse obligations;

•	Extending or settling 2010 debt maturities;

•	Disposing of identified non-core assets;

•	Identifying sources of cash;

•	Implementing enhanced lease underwriting processes;

•	Reducing specific departments’ expenditures compared with prior years;

•	Reducing payroll and benefit expenses; and

•	Achieving compliance with SEC, Sarbanes-Oxley, NYSE, REIT and Patriot Act rules and regulations.

With respect to each Personal Objective, the Compensation Committee makes a determination following year-end as to whether the executive has met the objective at the threshold, target or maximum level or has failed to meet the objective. For each executive, each Personal Objective is assigned a percentage weight in the overall Personal Objectives score at the outset of the year, based on relative importance as determined by the Compensation Committee. Each executive’s year-end calculated score for the Personal Objectives component is then subject to discretionary adjustment by the Compensation Committee to achieve a final calculated amount for the Personal Objectives component. The discretionary adjustment takes into account other events that occurred during the year, including other compensation provided to the executive (such as stock-based compensation or equity awards) or unanticipated circumstances that impacted the executive’s role and responsibilities in the organization.

The assigned weight of each goal is applied to the rating and the results with respect to all goals are totaled to determine the overall scores for Company Performance and Personal Objectives. Notwithstanding such guidelines, bonuses are ultimately discretionary, and the Compensation Committee retains full discretion to award bonuses at different levels, subject to any applicable provisions of the relevant executive’s employment agreement.

Bonuses Earned in 2010—

Mr. Weinstein did not participate in the Company’s incentive bonus program for 2010 after becoming employed as our President and Chief Executive Officer in November 2010. Pursuant to his employment agreement, Mr. Weinstein will be eligible to participate in the program commencing in 2011.

Pursuant to his employment agreement, for 2010 Mr. Nelson Rising had a target annual bonus of 200% of his annual base salary, with a range of 0% to 300% of his annual base salary. As a result of his resignation as President and Chief Executive Officer of the Company effective November 15, 2010, Mr. Nelson Rising was not eligible to receive an annual bonus for 2010.

Pursuant to his employment agreement, for 2010 Mr. Christopher Rising had a target annual bonus of 75% of his annual base salary, with a range of 0% to 150% of his annual base salary. As a result of his resignation effective August 15, 2010, Mr. Christopher Rising was not eligible to receive an annual bonus for 2010.

For our named executive officers eligible to receive a bonus for 2010, the bonuses earned were as follows:

Name	Annual Base Salary	Target Bonus (1)	Maximum Bonus (1)	Bonus Earned (Percent of Target)	Bonus Earned ($)
Shant Koumriqian	$375,000	100%	200%	98.7%	$370,000
Peggy M. Moretti	325,000	75%	150%	102.6%	250,000
Jonathan L. Abrams	300,000	75%	—%	100.0%	225,000
Peter K. Johnston	300,000	$100,000	$200,000	—	—
__________

(1)
For Messrs. Koumriqian and Abrams and Ms. Moretti, percentages shown in the Target Bonus and Maximum Bonus columns reflect a percentage of each executive’s annual base salary, pursuant to the terms of each executive’s employment agreement.  For Mr. Johnston, amounts shown in the Target Bonus and Maximum Bonus columns reflect fixed dollar amounts pursuant to the terms of his employment agreement.

Pursuant to his employment agreement, for 2010 Mr. Koumriqian had a target annual bonus of 100% of his annual base salary, with a range of 0% to 200% of his annual base salary. Based upon a review of Mr. Koumriqian’s performance with respect to his Personal Objectives and the Company Performance, the Compensation Committee awarded Mr. Koumriqian an annual bonus of 98.7% of target for 2010.

Pursuant to her employment agreement, for 2010 Ms. Moretti had a target annual bonus of 75% of her annual base salary, with a range of 0% to 150% of her annual base salary. Based upon a review of Ms. Moretti’s performance with respect to her Personal Objectives and the Company Performance, the Compensation Committee awarded Ms. Moretti an annual bonus of 102.6% of target for 2010.

Pursuant to his employment agreement, for 2010 Mr. Abrams had a target annual bonus of 75% of his annual base salary. Based upon a review of Mr. Abrams’ performance with respect to his Personal Objectives and the Company Performance, the Compensation Committee awarded Mr. Abrams an annual bonus of 100% of target for 2010.

Pursuant to his employment agreement, Mr. Johnston is eligible to receive a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space at certain of our assets. During 2010, Mr. Johnston earned $1,021,414 in leasing bonuses. Mr. Johnston is also eligible for an annual bonus, with a target annual bonus of $100,000 (33% of his annual base salary) and a range of $0 to $200,000 (0% to 67% of his annual base salary). Mr. Johnston did not receive an annual bonus for 2010.

For further detail on the actual annual incentive bonuses paid to the named executive officers for 2010, see the table below under the heading “—Summary Compensation Table.”

Long-Term Incentive Compensation: Our Incentive Award Plans

The Compensation Committee recognizes that while our bonus programs provide awards for positive short- and mid-term performance, equity participation creates a vital long-term partnership between executive officers and stockholders. Long-term incentives are provided to executives through grants of restricted stock, restricted stock units, stock options and/or other awards by the Compensation Committee pursuant to our Incentive Award Plan, as further described below. Subject to the terms of our Incentive Award Plan, the Compensation Committee, as plan administrator, has the discretion to determine both the recipients of awards and the terms and provisions of such awards, including the applicable exercise or purchase price, expiration date, vesting schedule and terms of exercise. Our Incentive Award Plan includes certain limitations on the maximum number of shares that may be granted or cash awards payable to any individual in any calendar year.

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

Our policies in effect during 2010 with respect to long-term incentive compensation are described below.

Restricted Common Stock and Restricted Stock Unit Awards—

The Compensation Committee may make grants of restricted common stock. For newly hired executives receiving restricted common stock through negotiated employment agreements, the applicable grant date for such issuance typically corresponds with the effective date of his or her employment agreement. Restricted common stock may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement. Restricted stock award recipients receive the same quarterly dividends as holders of our common stock (only if we pay such a dividend) on the unvested portion of their restricted common stock.

On November 24, 2010, pursuant to his employment agreement, the Compensation Committee granted Mr. Weinstein 600,000 shares of restricted common stock in connection with his commencement of employment as our President and Chief Executive Officer. Mr. Weinstein’s restricted stock award was made and granted as a stand-alone award, separate and apart from, and outside of, the Incentive Award Plan. The Compensation Committee made no other restricted stock awards to our named executive officers during 2010.

We may also grant restricted stock units, usually accompanied by dividend equivalents. Each vested restricted stock unit represents the right to receive one share of our common stock. Time-based restricted stock units vest over a specified period of years, subject to the recipient’s continued employment with us. The restricted stock units may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable restricted stock unit agreements. The award of dividend equivalents is generally subject to the same vesting schedule that applies to the underlying restricted stock units to which it relates. All vested restricted stock units granted to date will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the last regularly scheduled vesting date, (2) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

On December 9, 2010, the Compensation Committee granted the following time-based restricted stock units with dividend equivalent rights to the executives: Mr. Koumriqian, 98,000 restricted stock units; Ms. Moretti, 85,000 restricted stock units; and Mr. Abrams, 65,000 restricted stock units. The Compensation Committee made no other restricted stock unit grants to our other named executive officers during 2010.

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

On November 21, 2010, pursuant to his employment agreement, the Compensation Committee granted Mr. Weinstein a non-qualified stock option to acquire 400,000 shares of our common stock at a per share exercise price of $2.40 per share. The Compensation Committee made no other stock option grants to our named executive officers during 2010.

For further information on past awards and current holdings of stock options for each of our named executive officers, see the table below under the heading “—Outstanding Equity Awards at Fiscal Year-End.”

Executive Equity Plan—
In April 2005, our board of directors adopted a five-year compensation program for senior management designed to provide significant reward for significant stockholder returns. The Executive Equity Plan provided for an award pool equal to a percentage of the value created in excess of a base value. Each participant was entitled to a given percentage of the total award pool (the “performance award percentage”). Under their respective performance award agreements, Mr. Koumriqian was granted a performance award percentage of 3% and Ms. Moretti was granted a performance award percentage of 8%. The program, which measured our performance over a 60-month period (unless full vesting of the program occurred earlier) commencing April 1, 2005, provided for awards to be vested and earned based upon the participant’s continued employment and the achievement of certain performance goals based on annualized total stockholder returns on an absolute and relative basis. The target stockholder returns ranged from at least 15% over a three-year period, at least 12% but less than 15% over a four-year period and at least 9% but less than 12% over a five-year period.
The actual amount of the performance award, if any, would have been based on the participant’s vested interest in a portion of the performance award pool. The size of the performance award pool was dependent upon the compound annual total stockholder return achieved by the Company during the applicable performance period, and ranged from 2.5% to 15% of the excess stockholder value created during that period (up to a maximum of $50 million).
As of March 31, 2010, the Company did not achieve any of the total stockholder return targets defined in the plan. Consequently, no awards vested or were earned under the program.

Timing of Awards—

We do not coordinate the timing of equity award grants with the release of material non-public information nor do we time the release of material non-public information for purposes of affecting the value of executive compensation.

Perquisites and Other Elements of Compensation

We also provide other benefits to our executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program, including matching contributions to our 401(k) plan and life insurance coverage. These types of benefits are offered to all our employees, regardless of job level.

The 401(k) benefit plan is available to all full-time employees who have completed 30 days of service with us. Employees may contribute up to 60% of their annual compensation, limited by the maximum allowed under Section 401(k) of the Code. Subject to such limitations of the Code, we provide a matching contribution in an amount equal to 50% of the employee contribution. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year. During 2010, we contributed $0.4 million to the 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Code so that contributions to the 401(k) plan, and income earned on such plan contributions, are not taxable to employees until withdrawn from the 401(k) plan. During 2010, Messrs. Koumriqian, Abrams and Johnston and Ms. Moretti each received matching contributions of $8,250 to their respective 401(k) plan accounts. Messrs. Weinstein, Nelson Rising and Christopher Rising did not participate in our 401(k) plan during 2010.

We do not allocate life insurance premiums to individual persons since we have a group policy whose premiums are not actuarially determined. We offer a medical expense reimbursement program to our executive officers that reimburses each executive for certain medical expenses incurred by the executive and his or her family members that are not covered by our insurance programs, including medical, dental and vision expenses. During 2010, Messrs. Koumriqian, Abrams, Johnston and Christopher Rising and Ms. Moretti received benefits from this program.

Pursuant to Mr. Weinstein’s employment agreement, during his employment with the Company, the Company’s group life insurance policy will provide Mr. Weinstein with eligibility for coverage (including supplemental coverage) at a benefit level equal to at least 100% of his base salary, and the premiums for the maximum basic coverage amount (currently $510,000) will be paid for by the Company.

Severance and Change in Control Payments and Benefits

In order to achieve our objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe that it is vital to provide our executive officers with severance and change in control payments that are in line with those offered by our peer group companies.

To this end, we have agreed to severance payments and benefits to certain executives (as described more fully below under the heading “—Employment Agreements”) that protect said executives against termination by us without cause or by the executive for good reason or by death or disability. These agreements provide for severance in the form of a lump sum payment, continued health benefits, accelerated vesting of certain equity awards and outplacement services as a result of a qualifying termination of employment. Mr. Nelson Rising’s employment agreement also provided for similar severance payments and benefits in the event of certain specified terminations of his employment. However, Mr. Nelson Rising’s resignation was not a termination by the Company without “cause” or by him for “good reason” for purposes of his employment agreement, and consequently, he did not receive any severance payments or benefits.

We also have agreed to a lump-sum severance payment to Messrs. Abrams and Johnston and Ms. Moretti, as well as other Senior Vice Presidents, in the event that their employment is terminated by us without cause only. In addition, Mr. Christopher Rising’s employment agreement provided for a lump-sum severance payment in the event of a termination of his employment by us without cause or by him for good reason, which we paid to Mr. Christopher Rising in connection with his termination of employment.

Pursuant to each of their employment agreements, Messrs. Weinstein and Koumriqian will receive enhanced severance payments and benefits in the event of certain specified terminations of their employment that occur in connection with a change in control. Mr. Nelson Rising’s employment agreement included similar provisions.

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

Parachute Payments—

In 2009, the Company adopted a policy that it will not enter into any new agreements with its executive officers that include any Code Section 280G excise tax gross-up provision with respect to payments contingent upon a change in control of the Company, except in unusual circumstances where the Compensation Committee determines that it is appropriate to do so in order to recruit a new executive officer to the Company (in which case, the excise tax gross-up will be limited to payments triggered by both a change in control and termination of employment, and will be subject to a three-year sunset provision). Mr. Nelson Rising’s employment agreement, which terminated upon his resignation effective November 15, 2010, included a Section 280G excise tax gross-up under certain circumstances. None of our current named executive officers are entitled to receive an excise tax gross-up payment pursuant to the terms of their respective employment agreements.

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

FASB Codification Topic 718—

Under FASB Codification Topic 718, Compensation—Stock Compensation, we are required to account for all stock-based compensation issued to our employees at fair value. We measure the cost of employee services received in exchange for equity awards based on grant-date fair value and recognize such cost over the period during which an employee is required to provide services in exchange for the award. Grant-date fair value for stock options is estimated using appropriate option-pricing models. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION*

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and with the Compensation Committee’s independent compensation consultant and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Christine N. Garvey, Chair
Joseph P. Sullivan
George A. Vandeman

__________
*    The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference into any filing by us under the Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for services rendered in all capacities to us and our subsidiaries in 2010:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
David L. Weinstein (4)	2010	74,422	250,000	1,404,000	500,429	—	21,000	2,249,851
President and Chief
Executive Officer

Nelson C. Rising (5)	2010	831,250	—	—	—	—	15,270	846,520
Former President and	2009	950,000	—	1,356,878	—	750,000	4,477	3,061,355
Chief Executive	2008	593,750	—	11,602,776	—	1,187,500	366,501	13,750,527
Officer

Shant Koumriqian (6)	2010	375,000	—	234,220	—	370,000	10,323	989,543
Executive Vice	2009	362,500	—	37,440	26,736	326,250	12,406	765,332
President, Chief	2008	237,500	—	869,191	—	225,000	22,892	1,354,583
Financial Officer

Peggy M. Moretti (7)	2010	325,000	—	203,150	—	250,000	10,557	788,707
Executive Vice
President, Investor and
Public Relations
& Chief Administrative
Officer

Jonathan L. Abrams (8)	2010	300,000	—	155,350	—	225,000	9,027	689,377
Senior Vice
President, General
Counsel and Secretary

Peter K. Johnston (9)	2010	300,000	—	—	—	1,021,414	25,274	1,346,688
Senior Vice President,	2009	300,000	—	—	—	1,008,543	8,250	1,316,793
Leasing	2008	300,000	—	—	—	934,103	39,372	1,273,475

Christopher C. Rising (10)	2010	203,125	—	—	—	—	608,743	811,868
Former Senior Vice	2009	325,000	—	—	18,527	170,600	14,258	528,385
President, Asset
Transactions
 __________

(1)	Amounts shown in Column (c) represent the base salary amount earned by the named executive officer.

(2)
Amounts shown in Column (e) represent the aggregate grant date fair value of stock awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 8 to the Consolidated Financial Statements.”

(3)
Amounts shown in Column (f) represent the aggregate grant date fair value of nonqualified stock option awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 8 to the Consolidated Financial Statements.”

(4)
The amount shown in Column (c) for Mr. Weinstein represents his base salary earned pursuant to his employment agreement dated November 21, 2010. The compensation earned by Mr. Weinstein during 2010 in his capacity as a director is disclosed below in “Director Compensation.” The amount shown in Column (d) represents a signing bonus paid to Mr. Weinstein pursuant to his employment agreement. The amount shown in Column (h) represents the Company’s reimbursement of legal fees incurred by Mr. Weinstein in connection with the negotiation of his employment agreement.

(5)
The amount shown in Column (c) for 2010 for Mr. Nelson Rising represents his annual base salary earned up to and including his date of resignation. The amount shown in Column (h) for 2010 represents the payout of accrued vacation totaling $14,615 and executive medical reimbursement premiums totaling $655 per the terms of his employment agreement.

(6)
The amount shown in Column (g) for 2010 for Mr. Koumriqian represents his annual bonus. The amount shown in Column (h) for 2010 for Mr. Koumriqian represents company matching contributions made to our 401(k) plan on his behalf totaling $8,250 and executive medical reimbursement premiums and payments totaling $2,073.

(7)
The amount shown in Column (g) for Ms. Moretti represents her annual bonus. The amount shown in Column (h) represents company matching contributions made to our 401(k) plan on her behalf totaling $8,250 and executive medical reimbursement premiums and payments totaling $2,307. Ms. Moretti was not a named executive officer prior to 2010.

(8)
The amount shown in Column (g) for Mr. Abrams represents his annual bonus. The amount shown in Column (h) for Mr. Abrams represents company matching contributions made to our 401(k) plan on his behalf totaling $8,250 and executive medical reimbursement premiums and payments totaling $777. Mr. Abrams was not a named executive officer prior to 2010.

(9)
The amount shown in Column (g) for 2010 for Mr. Johnston represents leasing bonuses earned. The amount shown in Column (h) for 2010 represents executive medical reimbursement premiums and payments totaling $17,024 and company matching contributions made to our 401(k) plan on his behalf totaling $8,250.

(10)
The amount shown in Column (c) for 2010 for Mr. Christopher Rising represents his annual base salary earned up to and including his date of resignation. The amount shown in Column (h) for 2010 represents severance pursuant to his separation agreement totaling $577,654, the payment of accrued vacation leave totaling $21,874 and executive medical reimbursement premiums and payments totaling $9,215.

Grants of Plan-Based Awards
The following tables summarize grants of plan-based awards made during 2010 to each of our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)
(a)	(b)	(c)	(d)	(e)
David L. Weinstein (5)	—	—	—	—
Nelson C. Rising (6)	1/1/2010	950,000	1,900,000	2,850,000
Shant Koumriqian	1/1/2010	187,500	375,000	750,000
Peggy M. Moretti	1/1/2010	121,875	243,750	487,500
Jonathan L. Abrams	1/1/2010	112,500	225,000	450,000
Peter K. Johnston	1/1/2010	50,000	100,000	200,000
		—	1,021,414	—
Christopher C. Rising (6)	1/1/2010	121,875	243,750	487,500
__________

(1)	The grant date for annual incentive bonuses is deemed to be January 1, 2010.

(2)
Amounts shown in Column (c) represent the minimum award, other than zero, that would be awarded to an executive for a level of performance that is attainable and reasonably anticipated to be achieved. Amounts shown in Column (c) were calculated as 50% of each executive’s target bonus, provided in Column (d) and described in footnote (3).

(3)
Amounts shown in Column (d) represent the executive’s target annual bonus as defined in the terms of each executive’s employment agreement. Per his employment agreement, Mr. Nelson Rising’s target annual bonus is 200% of his annual base salary. Per his employment agreement, the target annual bonus for Mr. Koumriqian is 100% of his annual base salary. Per their employment agreements, Messrs. Abrams and Christopher Rising and Ms. Moretti have a target annual bonus equal to 75% of their respective annual base salaries. Per his employment agreement, Mr. Johnston’s target annual bonus is $100,000. Mr. Johnston earned $1,021,414 in leasing bonuses during 2010 calculated in accordance with the terms of his employment agreement.

(4)
Amounts shown in Column (e) represent the maximum bonus which can be awarded to each executive pursuant to the terms of their employment agreement. Per his employment agreement, Mr. Nelson Rising’s maximum annual bonus is 300% of his annual base salary. Per his employment agreement, Mr. Koumriqian’s maximum annual bonus is 200% of his annual base salary. Per the terms of her employment agreement, Ms. Moretti’s maximum annual bonus is 150% of her annual base salary. Per the terms of his employment agreement, Mr. Abrams has no maximum annual bonus; however, under company policy, unless specifically provided for under the terms of an employment agreement, no employee is eligible to receive more than 200% of their target annual bonus. Per the terms of his employment agreement, Mr. Johnston’s maximum annual bonus is $200,000. Per his employment agreement, Mr. Christopher Rising’s maximum annual bonus is 150% of his annual base salary.

(5)	Mr. Weinstein was not eligible to receive an annual bonus for 2010 pursuant to the terms of his employment agreement.

(6)
Mr. Nelson Rising resigned from his role as President and Chief Executive Officer on November 15, 2010 and did not receive a bonus for 2010. Mr. Christopher Rising resigned from his role as Senior Vice President, Asset Transactions on August 15, 2010 and did not receive a bonus for 2010.

For actual awards earned by our named executive officers during 2010, see the “—Summary Compensation Table” above. The award paid to Mr. Koumriqian in March 2011 was 98.7% of his target annual bonus. The award paid to Ms. Moretti in March 2011 was 102.6% of her target annual bonus. The award paid to Mr. Abrams in

March 2011 was 100% of his annual target annual bonus. During 2010, Mr. Johnston earned $1,021,414 in leasing bonuses calculated in accordance with the terms of his employment agreement and did not earn an annual bonus. For more information, see the discussion above under the heading “—Compensation Discussion and Analysis—Annual Compensation—Incentive Bonuses.”
GRANTS OF PLAN-BASED AWARDS (continued)

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
(a)	(b)	(i)	(j)	(k)	(l)
David L. Weinstein (2)	11/21/2010	—	400,000	2.40	500,429
	11/24/2010	600,000	—	—	1,404,000
Nelson C. Rising	—	—	—	—	—
Shant Koumriqian (3)	12/09/2010	98,000	—	—	234,220
Peggy M. Moretti (3)	12/09/2010	85,000	—	—	203,150
Jonathan L. Abrams (3)	12/09/2010	65,000	—	—	155,350
Peter K. Johnston	—	—	—	—	—
Christopher C. Rising	—	—	—	—	—
__________

(1)
The amounts shown in Column (l) represent the grant date fair value of the awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 8 to the Consolidated Financial Statements.”

(2)
On November 21, 2010, we granted Mr. Weinstein a non-qualified option to acquire 400,000 shares of our common stock at a per share exercise price equal to $2.40. Subject to Mr. Weinstein’s continued employment with the Company, the option is scheduled to vest and become exercisable with respect to 50% of the option shares on each of November 21, 2011 and November 21, 2012. On November 24, 2010, we granted Mr. Weinstein 600,000 shares of restricted common stock. Subject to Mr. Weinstein’s continued employment with the Company, 50% of the shares subject to the restricted stock award is scheduled to vest on each of November 21, 2011 and November 21, 2012. Mr. Weinstein’s restricted stock award was made and granted as a stand-alone award, separate and apart from, and outside of, the Incentive Award Plan.

(3)
On December 9, 2010, we granted the following time-based restricted stock units with dividend equivalent rights to the executives: Mr. Koumriqian, 98,000 restricted stock units; Ms. Moretti, 85,000 restricted stock units; and Mr. Abrams, 65,000 restricted stock units. The restricted stock units are scheduled to vest over a period of three years, with 33% vesting on December 9, 2011 and the remaining 67% vesting pro rata on a daily basis over the following two years, subject to the executive’s continued employment the Company.

Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables

Employment Agreements—

As described above, our practice is to set forth the material terms of each executive officer’s compensation package in negotiated employment agreements. The following discussion summarizes the terms of employment agreements that we were a party to with each of our named executive officers during 2010.

Messrs. Weinstein, Koumriqian, Abrams and Johnston and Ms. Moretti

Effective as of November 21, 2010, we entered into an employment agreement with Mr. Weinstein, pursuant to which Mr. Weinstein serves as our President and Chief Executive Officer. We have also previously entered into employment agreements with our other named executive officers.

The employment agreement with Mr. Weinstein has a term commencing on November 21, 2010 and ending on December 31, 2012. The employment agreement with Mr. Koumriqian has a term of five years ending on March 12, 2014, and the employment agreement with Ms. Moretti has a term of four years ending on December 31, 2014, in each case, subject to automatic one-year extensions thereafter, unless either party provides advance notice of non-renewal. The employment agreements with Messrs. Abrams and Johnston provide that their employment with us is “at-will” and may be terminated by either the executive or us upon at least 30 days advance written notice, subject to certain severance obligations as described above under the heading “—Severance and Change in Control Payments and Benefits.”

The current annual base salary for each of these named executive officers pursuant to their employment agreements, as adjusted, is $675,000 for Mr. Weinstein, $375,000 for Mr. Koumriqian, $325,000 for Ms. Moretti, and $300,000 for each of Messrs. Abrams and Johnston, in each case, subject to increase in the Compensation Committee’s discretion pursuant to the Company’s standard executive compensation practices.

Pursuant to Mr. Weinstein’s employment agreement, in addition to his annual base salary, Mr. Weinstein received an initial $250,000 signing bonus paid in November 2010. Mr. Weinstein is entitled to an additional signing bonus payable in quarterly installments in an amount equal to $62,500 per quarter with respect to each calendar quarter that occurs during 2011 and $25,000 per quarter with respect to each calendar quarter that occurs during 2012, provided that he remains employed by the Company through the first day of the applicable calendar quarter. Mr. Weinstein will not be entitled to any quarterly signing bonus with respect to any calendar quarter that commences following the termination of his employment with the Company.

The employment agreements for these named executive officers provide for target and maximum annual bonuses expressed as a percentage of annual base salary as follows:

Named Executive Officer	Target (% of base salary or $ amount)	Maximum (% of base salary or $ amount)
David L. Weinstein	112.5%	225.0%
Shant Koumriqian	100.0%	200.0%
Peggy M. Moretti	75.0%	150.0%
Jonathan L. Abrams	75.0%	None stated
Peter K. Johnston	$100,000	$200,000

In addition to the amounts set forth above, Mr. Johnston’s employment agreement also provides for a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space in certain of our properties. Mr. Weinstein’s employment agreement provides that his minimum bonus for the Company’s 2011 fiscal year will in no event be less than 112.5% of his annual base salary.

Pursuant to Mr. Weinstein’s employment agreement, on November 21, 2010 we granted him a non-qualified stock option to acquire 400,000 shares of our common stock at an exercise price of $2.40 per share. Subject to Mr. Weinstein’s continued employment with the Company, the option will vest and become exercisable with respect to 50% of the option shares on each of November 21, 2011 and November 21, 2012. The option is subject to full or partial accelerated vesting under certain circumstances in the event of a termination of Mr. Weinstein’s employment without cause, for good reason or due to Mr. Weinstein’s death or disability, or upon a change in control of the Company (each as defined in Mr. Weinstein’s employment agreement), as set forth in the stock option agreement evidencing the grant.

In addition, pursuant to Mr. Weinstein’s employment agreement, on November 24, 2010 we granted him 600,000 shares of restricted common stock. Subject to Mr. Weinstein’s continued employment with the Company, 50% of the shares subject to the restricted common stock award will vest on each of November 21, 2011 and November 21, 2012. The restricted stock award is subject to full accelerated vesting in the event of a termination of Mr. Weinstein’s employment without cause, for good reason or due to Mr. Weinstein’s death or disability, or upon a change in control of the Company (each as defined in Mr. Weinstein’s employment agreement), as set forth in the restricted stock award agreement evidencing the grant. Mr. Weinstein’s restricted stock award was made and granted as a stand-alone award, separate and apart from, and outside of, the Incentive Award Plan.

The employment agreements for our current named executive officers provide for:

•
Participation in incentive, savings and retirement plans applicable generally to our senior executives or similarly situated executives (with the exception of Mr. Johnston who, aside from the leasing bonus described above and standard benefits such as our 401(k) plan, does not participate in our long-term incentive programs); and

•	Medical and other group welfare plan coverage for the executive and eligible family members, fringe benefits and paid vacation provided to our senior executives or similarly situated executives.

The employment agreements for all named executive officers contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that apply during the term of the employment agreements and for a one-year period thereafter in the cases of Messrs. Abrams and Johnston and a two-year period thereafter in the case of Messrs. Weinstein and Koumriqian and Ms. Moretti.

The employment agreements for Messrs. Weinstein and Koumriqian provide for severance payments and benefits in the event that the executive’s employment is terminated by us without cause, by the executive for good reason, or by death or disability. Messrs. Weinstein and Koumriqian are also entitled to certain severance payments and benefits for a termination arising out of a change in control. Ms. Moretti is entitled to certain severance payments, but only in the event that her employment is terminated by us without cause or by death or disability. Messrs. Abrams and Johnston are entitled to certain severance payments, but only in the event that the executive’s employment is terminated by us without cause.

A detailed discussion of severance payments and benefits is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Former Named Executive Officers

The following is a summary of the principal terms of the employment agreements with Messrs. Nelson Rising and Christopher Rising that were in effect during 2010 until the termination of each executive’s employment with the Company.

Nelson Rising—

On May 17, 2008, we entered into an employment agreement with Mr. Nelson Rising as our President and Chief Executive Officer. Mr. Nelson Rising’s employment agreement had a term of five years, subject to automatic one-year extensions thereafter, unless either party provided advance notice of non-renewal.

Mr. Nelson Rising’s employment agreement provided for an annual base salary of $950,000, and for target and maximum annual bonuses equal to 200% and 300%, respectively, of annual base salary.

The employment agreement for Mr. Nelson Rising also provided for severance payments and benefits in the event that his employment was terminated by us without cause, by him for good reason, or by death or disability. Mr. Nelson Rising was also entitled to certain severance payments and benefits for a termination arising out of a change in control.

Effective November 15, 2010, Mr. Nelson Rising resigned from his positions as President and Chief Executive Officer of the Company and as a member of our board of directors. Mr. Nelson Rising’s resignation was not a termination by the Company without “cause” or by Mr. Rising for “good reason” for purposes of his employment agreement. Consequently, Mr. Rising was not entitled to any severance, and all unvested restricted stock units and dividend equivalents held by him were forfeited upon his resignation.

Christopher Rising—

On May 17, 2008, we entered into an employment agreement with Mr. Christopher Rising as our Senior Vice President. The employment agreement with Mr. Christopher Rising provided that his employment with us was “at-will” and could be terminated by either him or us upon at least 30 days advance written notice, subject to certain obligations on our part to provide payment as described above under the heading “—Severance and Change in Control Payments and Benefits.” Mr. Christopher Rising’s employment agreement provided for an annual base salary of $325,000 and for target and maximum annual bonuses equal to 75% and 150%, respectively, of annual base salary. Mr. Christopher Rising was entitled to certain severance payments, but only in the event that his employment was terminated by us without cause or by him for good reason.

On July 29, 2010, we entered into a separation agreement with Mr. Christopher Rising whereby he resigned effective as of August 15, 2010. Pursuant to this separation agreement, we agreed to pay Mr. Christopher Rising a lump-sum cash severance payment of $577,654 six months after the date of termination in consideration for his execution and non-revocation of a general release of claims. In addition, Mr. Christopher Rising’s unvested 43,680 restricted stock units and 43,334 non-qualified stock options vested in full in connection with the termination of his employment.

In addition, the employment agreements for Messrs. Nelson Rising and Christopher Rising provided for:

•	Participation in incentive, savings and retirement plans applicable generally to our senior executives or similarly situated executives; and

•	Medical and other group welfare plan coverage for the executive and eligible family members, fringe benefits and paid vacation provided to our senior executives or similarly situated executives.

The employment agreements for Messrs. Nelson Rising and Christopher Rising contained standard confidentiality provisions that apply indefinitely and non-solicitation provisions that apply during the term of the employment agreements and for a two-year period thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2010 for each of our named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
David L. Weinstein (1)	—	400,000	—	$2.40	11/21/2017
Nelson C. Rising	—	—	—	—	—
Shant Koumriqian (2)	31,266	62,534	—	$0.58	7/23/2019
Peggy M. Moretti (2)	20,000	40,000	—	$0.58	7/23/2019
Jonathan L. Abrams (2)	—	40,000	—	$0.58	7/23/2019
Peter K. Johnston	—	—	—	—	—
Christopher C. Rising	—	—	—	—	—
 __________

(1)	The nonqualified stock options shown in Column (c) are scheduled to vest in two annual installments beginning on November 21, 2011,

the first anniversary of the date of grant.

(2)
The nonqualified stock options shown in Columns (b) and (c) represent options granted to Messrs. Koumriqian and Abrams and Ms. Moretti on July 23, 2009. These stock options vested with respect to one-third of the shares subject thereto on July 23, 2010, and are scheduled to vest with respect to the remaining two-thirds of the shares subject thereto in two equal installments on each of July 23, 2011 and July 23, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(g)	(h)	(i)	(j)
David L. Weinstein (2)	600,000	1,650,000	—	—
Nelson C. Rising	—	—	—	—
Shant Koumriqian (3)	172,178	473,490	—	—
Peggy M. Moretti (4)	128,642	353,766	—	—
Jonathan L. Abrams (5)	89,567	246,309	—	—
Peter K. Johnston	—	—	—	—
Christopher C. Rising	—	—	—	—
__________

(1)
Amounts shown in Column (h) represent the number of shares of unvested restricted common stock and restricted stock units outstanding shown in Column (g) multiplied by $2.75, the closing market price of our common stock on the NYSE on December 31, 2010. All restricted stock units granted to date, to the extent vested, will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the last vesting date specified in the grant, (2) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

(2)
Amount shown in Column (g) represent the number of shares of restricted common stock issued to Mr. Weinstein pursuant to the terms of his employment agreement. Subject to Mr. Weinstein’s continued employment with the Company, 50% of the shares subject to the restricted stock award is scheduled to vest on each of November 21, 2011 and November 21, 2012.

(3)
Amount shown in Column (g) represents 7,057 shares of unvested restricted stock that were awarded pursuant to Mr. Koumriqian’s January 17, 2008 restricted stock agreement and are scheduled to vest in two equal installments on each of September 5, 2011 and September 5, 2012. The amount shown in Column (g) also represents 165,121 unvested time-based restricted stock units awarded to Mr. Koumriqian pursuant to three separate award agreements. Under the terms of his October 2, 2008 restricted stock unit agreement, 33,898 restricted stock units are scheduled to vest on a daily pro rata basis through October 2, 2013. Under the terms of his March 12, 2009 restricted stock unit agreement, 33,223 restricted stock units are scheduled to vest on a daily pro rata basis through March 12, 2014. The remaining 98,000 restricted stock units were granted under the terms of his December 9, 2010 restricted stock unit agreement, and are scheduled to vest as to 33% of such units on December 9, 2011, and as to the remaining 67% of such units on a daily pro rata basis through December 9, 2013.

(4)
Amount shown in Column (g) represents 128,642 unvested time-based restricted stock units awarded to Ms. Moretti pursuant to two separate award agreements. Under the terms of her October 2, 2008 restricted stock unit agreement, 43,642 restricted stock units are scheduled to vest on a daily pro rata basis through October 2, 2013. The remaining 85,000 restricted stock units were granted under the terms of her December 9, 2010 restricted stock unit agreement, and are scheduled to vest as to 33% of such units on December 9, 2011, and as to the remaining 67% of such units on a daily pro rata basis through December 9, 2013.

(5)
Amount shown in Column (g) represents 89,567 unvested time-based restricted stock units awarded to Mr. Abrams pursuant to two separate award agreements. Under the terms of his October 2, 2008 restricted stock unit agreement, 24,567 restricted stock units are scheduled to vest on a daily pro rata basis through October 2, 2013. The remaining 65,000 restricted stock units were granted under the terms of his December 9, 2010 restricted stock unit agreement, and are scheduled to vest as to 33% of such units on December 9, 2011, and as to the remaining 67% of such units on a daily pro rata basis through December 9, 2013.

Option Exercises and Stock Vested

The following table summarizes option exercises and vesting of stock awards during 2010 for each of our named executive officers:

OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
David L. Weinstein	—	—	—	—
Nelson C. Rising (1)	—	—	—	—
Shant Koumriqian (2)	—	—	34,617	91,022
Peggy M. Moretti (3)	—	—	15,850	41,879
Jonathan L. Abrams (4)	20,000	36,600	26,242	76,920
Peter K. Johnston	—	—	—	—
Christopher C. Rising (5)	65,000	141,050	53,499	143,920

__________

(1)
Amount shown in Column (d) represents 262,207 time-based restricted stock units that vested on a daily pro rata basis pursuant to Mr. Nelson Rising’s restricted stock unit agreements of May 17, 2008. The amount shown in Column (e) represents the number of restricted stock units which vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(2)
Amount shown in Column (d) represents 3,529 shares of restricted common stock that vested on September 5, 2010, when the closing market price of our common stock on the NYSE was $2.49 per share. The amount shown in Column (d) also represents 12,311 time-based restricted stock units that vested on a daily pro rata basis pursuant to Mr. Koumriqian’s October 2, 2008 restricted stock unit agreement. The amount shown in Column (d) also represents 18,777 time-based restricted stock units, of which 10,400 vested on March 12, 2010 when the closing market price of our common stock on the NYSE was $2.47, and an additional 8,377 time-based restricted stock units that vested on a daily pro rata basis, pursuant to his March 12, 2009 restricted stock unit agreement. The amount shown in Column (e) represents the number of shares or units which vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(3)
Amount shown in Column (d) represents 15,850 time-based restricted stock units that vested on a daily pro rata basis pursuant to Ms. Moretti’s October 2, 2008 restricted stock unit agreement. The amount shown in Column (e) represents the number of restricted stock units which vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(4)
Amount shown in Column (c) represents the value realized on the exercise of a stock option to acquire 20,000 shares of our common stock on September 9, 2010, calculated by multiplying 20,000 shares by the value received from such exercise, calculated as the closing market price of our common stock on the NYSE on the date of exercise, September 9, 2010, of $2.41, less the exercise price of $0.58. Amount shown in Column (d) represents 17,320 shares of restricted common stock that vested on April 1, 2010, when the closing market price of our common stock on the NYSE was $3.08 per share. The amount shown in Column (d) also represents 8,922 time-based restricted stock units that vested on a daily pro rata basis pursuant to Mr. Abrams’ October 2, 2008 restricted stock unit agreement. The amount shown in Column (e) represents the number of shares or units which vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(5)
The amount shown in Column (c) represents the value realized on the exercise of a stock option to acquire 65,000 shares of our common stock on December 22, 2010, calculated by multiplying 65,000 shares by the value received from such exercise, calculated as the closing market price of our common stock on the NYSE on the date of exercise, December 22, 2010, of $2.75, less the exercise price of $0.58. The stock option vested as to 21,666 shares on July 23, 2010 pursuant to the terms of the option agreement, and as to the remaining 43,334 shares on August 15, 2010 pursuant to the terms of Mr. Christopher Rising’s separation agreement dated July 29, 2010. Amount shown in Column (d) represents 53,499 time-based restricted stock units, of which 9,857 restricted stock units vested on a daily pro rata basis between January 1, 2010 and August 15, 2010 pursuant to the terms of his award agreement, and an additional 43,642 restricted stock units vested on August 15, 2010, pursuant to the terms of Mr. Christopher Rising’s separation agreement, when the closing market price of our common stock on the NYSE was $2.69. Amount shown in Column (e) represents the number of shares which vested multiplied by the closing market price of our common stock on the NYSE on the date the restricted stock units vested.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2010 ($)	Registrant Contributions in 2010 ($)	Aggregate Earnings in 2010 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2010 ($)
(a)	(b)	(c)	(d)	(e)	(f)
David L. Weinstein	—	—	—	—	—
Nelson C. Rising (1)	—	699,616	415,936	(610,226)	1,382,010
Shant Koumriqian (2)	—	82,234	22,288	—	127,696
Peggy M. Moretti (3)	—	41,879	26,209	—	97,923
Jonathan L. Abrams (4)	—	23,574	14,753	—	55,122
Peter K. Johnston	—	—	—	—	—
Christopher C. Rising (5)	—	143,920	30,379	(64,369)	152,133

__________

(1)
The amount in column (c) represents the fair market value of 262,207 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2010 through Mr. Nelson Rising’s termination date of November 15, 2010 (from two separate grants each dated May 17, 2008), based on the closing stock price of our common stock on the NYSE on each applicable vesting date. The amount in column (d) represents the sum of the gain in value of (i) 262,207 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date in 2010 through Mr. Nelson Rising’s resignation date of November 15, 2010, and 487,397 shares of common stock underlying the restricted stock units that were vested as of December 31, 2009, as determined from January 1, 2010 through Mr. Nelson Rising’s resignation date of November 15, 2010, with respect to the grants dated May 17, 2008. The amount in column (e) represents the value of 247,055 restricted stock units that were cancelled to satisfy tax obligations from the vesting of his restricted stock units. The amount in column (f) represents the year-end value of 502,549 shares of common stock underlying the restricted stock units that were vested as of Mr. Nelson Rising’s resignation date of November 15, 2010 (pursuant to two grants made on May 17, 2008). The aggregate balance shown is based on the closing stock price of our common stock on the NYSE on December 31, 2010 of $2.75. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grants of restricted stock units dated May 17, 2008 was reported as compensation for Mr. Nelson Rising in the “Stock Awards” column of the Summary Compensation Table for 2008 based on the grant date fair value computed in accordance with FASB Codification Topic 718.

(2)
The amount in column (c) represents the fair market value of (i) 12,311 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2010 through December 31, 2010 (from the grant dated October 2, 2008), based on the closing stock price of our common stock on the NYSE on each applicable vesting date, (ii) 10,400 shares of common stock underlying restricted stock units that vested on March 12, 2010 (from the grant dated March 12, 2009), based on the closing stock price of our common stock on the NYSE on March 12, 2010 of $2.47, and (iii) 8,377 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from March 13, 2010 through December 31, 2010, (from the grant dated March 12, 2009) based on the closing stock price of our common stock on the NYSE on each applicable vesting date. The amount in column (d) represents the sum of the gain in value of (i) 12,311 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date in 2010 through December 31, 2010, and 15,347 shares of common stock underlying the restricted stock units that were vested as of December 31, 2009, as determined from January 1, 2010 through December 31, 2010, with respect to the grant dated October 2, 2008, and (ii) 10,400 shares of common stock underlying restricted stock units from March 12, 2010 (the vesting date) through December 31, 2010, and 8,377 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date through December 31, 2010, with respect to the grant dated March 12, 2009. The amount in column (f) represents the year-end value of 46,435 shares of common stock underlying the restricted stock units that were vested as of December 31, 2010 (comprised of 27,658 units with respect to the grant dated October 2, 2008, and 18,777 units with respect to the grant dated March 12, 2009). The aggregate balance shown is based on the closing stock price of our common stock on the NYSE on December 31, 2010 of $2.75. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grants of restricted stock units dated October 2, 2008 and March 12, 2009 were reported as compensation for Mr. Koumriqian in the “Stock Awards” column of the Summary Compensation Table for 2008 and 2009, respectively, based on the grant date fair value computed in accordance with FASB Codification Topic 718.

(3)
The amount in column (c) represents the fair market value of 15,850 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2010 through December 31, 2010 (from the grant dated October 2, 2008), based on the closing stock price of our common stock on the NYSE on each applicable vesting date. The amount in column (d) represents the sum of the gain in value of (i) 15,850 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date in 2010 through December 31, 2010, and 19,758 shares of common stock underlying the restricted stock units that were vested as of December 31, 2009, as determined from January 1, 2010 through December 31, 2010, with respect to the grant dated October 2, 2008. The amount in column (f) represents the year-end value of 35,608 shares of common stock underlying the restricted stock units that were vested as of December 31, 2010, with respect to the grant dated October 2, 2008. The aggregate balance shown is based on the closing stock price of our common stock on the NYSE on December 31, 2010 of $2.75. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grant of restricted stock units dated October 2, 2008 was not reported as compensation for Ms. Moretti in the Summary Compensation Table because she was not a named executive officer prior to 2010.

(4)	The amount in column (c) represents the fair market value of 8,922 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2010 through December 31, 2010 (from the grant dated October 2, 2008), based on the closing stock price of our common stock on the NYSE on each applicable vesting date. The amount in column (d) represents the sum of the gain in value of (i) 8,922 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date in 2010 through December 31, 2010, and 11,122 shares of common stock underlying the restricted stock units that were vested as of December 31, 2009, as determined from January 1, 2010 through December 31, 2010, with respect to the grant dated October 2, 2008. The amount in column (f) represents the year-end value of 20,044 shares of common stock underlying the restricted stock units that were vested as of December 31, 2010, with respect to the grant dated October 2, 2008. The aggregate balance shown is based on the closing stock price of our common stock on the NYSE on December 31, 2010 of $2.75. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grant of restricted stock units dated October 2, 2008 was not reported as compensation for Mr. Abrams in the Summary Compensation Table because he was not a named executive officer prior to 2010.

(5)
The amount in column (c) represents the fair market value of 53,499 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2010 through Mr. Christopher Rising’s resignation date of August 15, 2010 (from a grant dated May 17, 2008), based on the closing stock price of our common stock on the NYSE on each applicable vesting date.

The amount in column (d) represents the sum of the gain in value of (i) 53,499 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date in 2010 through Mr. Christopher Rising’s resignation date of August15, 2010, and 25,751 shares of common stock underlying the restricted stock units that were vested as of December 31, 2009, as determined from January 1, 2010 through Mr. Christopher Rising’s resignation date of August 15, 2010, with respect to the grant dated May 17, 2008. The amount in column (e) represents the value of 23,929 restricted stock units that were cancelled to satisfy tax obligations from the vesting of the restricted stock units. The amount in column (f) represents the year-end value of 55,321 shares of common stock underlying the restricted stock units that were vested as of Mr. Christopher Rising’s resignation date of August 15, 2010 (pursuant to the grants made on May 17, 2008). The aggregate balance shown is based on the closing stock price of our common stock on the NYSE on December 31, 2010 of $2.75. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grant of restricted stock units dated May 17, 2008 was reported as compensation for Mr. Christopher Rising in the “Stock Awards” column of the Summary Compensation Table for 2008 based on the grant date fair value computed in accordance with FASB Codification Topic 718.

Grants of restricted stock units are scheduled to vest over a period of 3 or 5 years. In the case of vesting over a 5-year period, 20% of the shares underlying the restricted stock units will vest on the first anniversary of the grant date, and the remaining 80% vesting pro rata on a daily basis over the remaining 4 years, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying restricted stock unit agreement. In the case of vesting over a 3-year period, 33% of the shares underlying the restricted stock units will vest on the first anniversary of the grant date, and the remaining 67% vesting pro rata on a daily basis over the remaining 2 years, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying restricted stock unit agreement. Restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the restricted stock unit agreement. All vested restricted stock units will be distributed in shares of our common stock, or, at our option, paid in cash, upon the earliest to occur of (i) the last regularly scheduled vesting date; (ii) the occurrence of a change in control (as defined in the restricted stock unit agreement); or (iii) the recipient’s separation from service.

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

Severance Payments and Benefits—

Mr. Weinstein—
Pursuant to Mr. Weinstein’s employment agreement, in the event that he is terminated by us without cause or if he terminates his employment for good reason prior to a change in control (as described below), he will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•
A lump-sum cash payment equal to the greater of (i) 100% of his then-current annual base salary or (ii) the amount of his then-current base salary that would have been payable had he remained employed during the period commencing on the termination date and ending on December 31, 2012;

•	A lump-sum cash payment equal to any unpaid prior year annual bonus;

•
A lump-sum cash payment equal to the following: (i) if the termination occurs during the 2011 calendar year, 112.5% of his then-current annual base salary, and (ii) if the termination occurs after December 31, 2011, a prorated annual bonus for the year in which the termination occurs;

•
Health benefits for Mr. Weinstein for 18 months following his termination of employment at our expense, subject to reduction to the extent that he receives comparable benefits from a subsequent employer; and

•	Accelerated vesting of any unvested portion of any restricted common stock or stock options pursuant to the terms and conditions set forth in the respective award agreements.
In Mr. Weinstein’s employment agreement, “cause” is defined as the occurrence of any one or more of the following events, unless Mr. Weinstein fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

•
Mr. Weinstein’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from his incapacity due to physical or mental illness or any such actual or anticipated failure after his issuance of a notice of termination for good reason);

•	Mr. Weinstein’s willful commission of an act of fraud or dishonesty resulting in economic, financial or material reputational injury to us;

•	Mr. Weinstein’s conviction of, or entry by him of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by Mr. Weinstein of his fiduciary duty to us which results in economic or other injury to us; or

•	Mr. Weinstein’s willful and material breach of certain covenants set forth in his employment agreement.
In addition, in Mr. Weinstein’s employment agreement, “good reason” is defined as the occurrence of any one or more of the following events without his prior written consent, provided that (i) Mr. Weinstein provides us with a notice of termination within 30 days after the initial existence of the facts or circumstances constituting good reason, (ii) we have failed to cure such facts or circumstances within 30 days after our receipt of the notice of termination, and (iii) Mr. Weinstein’s date of termination occurs no later than 60 days after the initial occurrence of the facts or circumstances constituting good reason:

•
The assignment to Mr. Weinstein of any duties materially inconsistent with his position, authority, duties or responsibilities, or any other action by us which results in a material diminution of his position, authority, duties or responsibilities, except for any failure of our stockholders to elect Mr. Weinstein to our board of directors, or isolated, insubstantial and inadvertent actions that are not taken in bad faith and which we promptly remedy upon receiving notice of such;

•	Our reduction (other than an immaterial amount) of Mr. Weinstein’s annual base salary or annual bonus opportunity;

•
Our failure to cause Mr. Weinstein to be nominated by our board of directors to stand for election to the board of directors at any meeting of our stockholders during which such election is held and whereby Mr. Weinstein’s term as director will expire if he is not reelected; or

•
Our failure to cure a material breach of our obligations under Mr. Weinstein’s employment agreement after written notice is delivered to our board of directors by him that specifically identifies the manner in which he believes that we have breached our obligations under the employment agreement and where we are given a reasonable opportunity to cure any such breach.

In addition, if Mr. Weinstein’s employment is terminated by reason of his death or disability during his employment period, he or his estate or beneficiaries, as applicable, will be entitled to the following payments and benefits:

•	100% of his target annual bonus amount, as in effect on the date of termination;

•	Any unpaid prior year annual bonus;

•
Health benefits for Mr. Weinstein for 18 months following his termination of employment at our expense, subject to reduction to the extent that he receives comparable benefits from a subsequent employer; and

•	Accelerated vesting of any unvested portion of any restricted stock or stock options pursuant to the terms and conditions set forth in the respective award agreements.
In addition, during his employment with the Company, the Company’s group life insurance policy will provide Mr. Weinstein with eligibility for coverage (including supplemental coverage) at a benefit level equal to at least 100% of his base salary, and the premiums for the maximum basic coverage amount (currently $510,000) will be paid for by the Company.
In addition, if Mr. Weinstein’s employment is terminated by reason of expiration of the applicable employment period, he will be entitled to the following payments:

•	Any unpaid prior year annual bonus; and

•	A prorated annual bonus for the year in which the termination occurs.

Mr. Koumriqian—

Pursuant to Mr. Koumriqian’s employment agreement, in the event that he is terminated by us without cause or terminates his employment for good reason prior to a change in control, he will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•	A lump-sum cash payment equal to 150% of the sum of his then-current annual base salary plus average bonus over the prior three years;

•	A lump-sum cash payment equal to his prorated annual bonus for the year in which the termination occurs;

•
Health benefits for Mr. Koumriqian and his eligible family members for 18 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•	Accelerated vesting of any unvested restricted common stock granted under his original employment agreement and any unvested restricted stock units; and

•	Outplacement services at our expense for up to one year following the date of termination.

In Mr. Koumriqian’s employment agreement, “cause” is defined as the occurrence of any one or more of the following events, unless Mr. Koumriqian fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

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

In addition, in Mr. Koumriqian’s employment agreement, “good reason” is defined as the occurrence of any one or more of the following events without his prior written consent, unless we fully correct the circumstances constituting good reason (if such circumstances are capable of correction) prior to the date of termination:

•
The assignment to Mr. Koumriqian of any duties materially inconsistent in any respect with his position, authority, duties or responsibilities, or any other action by us which results in a material diminution of his position, authority, duties or responsibilities, except for isolated, insubstantial and inadvertent actions that are not taken in bad faith and which we promptly remedy upon receiving notice of such;

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

•	Our failure, in the event of a change in control, to obtain a satisfactory agreement from any successor to assume and agree to perform the obligations under Mr. Koumriqian’s employment agreement; or

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

Ms. Moretti—

Pursuant to Ms. Moretti’s employment agreement, in the event that she is terminated by us without cause, she will be entitled to the following severance payments and benefits, subject to her execution and non-revocation of a general release of claims:

•	A lump-sum cash payment equal to 100% of the sum of her then-current annual base salary plus her then-current target bonus;

•	A lump-sum cash payment equal to any unpaid prior year annual bonus;

•	A lump-sum cash payment equal to her prorated annual bonus for the year in which the termination occurs;

•
Health benefits for Ms. Moretti and her eligible family members for 18 months following her termination of employment at the same cost to her as in effect immediately preceding such termination, subject to reduction to the extent that she receives comparable benefits from a subsequent employer; and

•	Outplacement services at our expense for up to one year following the date of termination.

In Ms. Moretti’s employment agreement, “cause” is defined as the occurrence of any one or more of the following events, unless Ms. Moretti fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

•	Ms. Moretti’s willful and continued failure to substantially perform her duties with us;

•	Ms. Moretti’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	Ms. Moretti’s conviction of, or entry by her of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by Ms. Moretti of her fiduciary duty to us which results in economic or other injury to us; or

•	Ms. Moretti’s willful and material breach of certain covenants set forth in her employment agreement.

If Ms. Moretti is terminated by reason of her death or disability during her employment period, she or her estate or beneficiaries, as applicable, will be entitled to the following payments and benefits:

•	100% of her annual base salary, as in effect on the date of termination; and

•
Health benefits for Ms. Moretti and her eligible family members for 12 months following her termination of employment at the same cost to her as in effect immediately preceding such termination, subject to reduction to the extent that she receives comparable benefits from a subsequent employer.

Messrs. Abrams and Johnston—

Messrs. Abrams’ and Johnston’s employment agreements provide that the executive will be entitled to certain severance payments in the event that his employment is terminated by us without cause, subject to his execution and non-revocation of a general release of claims. Specifically, Mr. Abrams will receive a lump-sum cash severance payment equal to 100% of the sum of his then-current annual base salary plus his then-current target bonus. Mr. Johnston will receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current annual base salary and (b) an amount equal to the average annual leasing bonus paid to him for all of the calendar years of his employment prior to the calendar year of his termination.

Pursuant to Mr. Abrams’ employment agreement, “cause” is defined as the occurrence of any one or more of the following events:

•	Mr. Abrams’ willful and continued failure to substantially perform his duties with us (other than any such failure resulting from his incapacity due to physical or mental illness);

•	Mr. Abrams’ willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	Mr. Abrams’ conviction of, or entry by him of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by Mr. Abrams of his fiduciary duty to us which results in economic or other injury to us; or

•	Mr. Abrams’ willful and material breach of certain covenants set forth in his employment agreement.

Pursuant to Mr. Johnston’s employment agreement, “cause” is defined as the occurrence of any one or more of the following events:

•
Failure by Mr. Johnston to effectively perform his duties under the employment agreement after being advised of such failure and not correcting his performance within 30 days of receipt of such notice;

•	Mr. Johnston’s conviction of a felony or any crime involving moral turpitude;

•	Fraud, misrepresentation, or breach of trust by Mr. Johnston in the course of his employment which materially and adversely affects the Company or any of its assets; or

•	A breach of any material provision of Mr. Johnston’s employment agreement.

In no event will Messrs. Abrams or Johnston or their respective estates or beneficiaries be entitled to any payments under their respective employment agreement upon any termination of their employments by reason of death or disability.

Former Named Executive Officers—

Nelson Rising—

Effective November 15, 2010, Mr. Nelson Rising resigned from his positions as President and Chief Executive Officer of the Company and as a member of our board of directors. Mr. Nelson Rising’s resignation was not a termination by the Company without “cause” or by Mr. Rising for “good reason” for purposes of his employment agreement or equity award agreements. Consequently, Mr. Rising was not entitled to any severance, and all unvested restricted stock units and dividend equivalents held by him were forfeited upon his resignation.

Christopher Rising—

Mr. Christopher Rising’s employment agreement provided that, in the event that his employment was terminated by us without cause or by him for good reason, then, subject to his execution and non-revocation of a general release of claims, he would receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current annual base salary and (b) an amount equal to the greater of the annual bonus earned by him for our fiscal year immediately preceding the date of his termination or the target annual bonus for the fiscal year in which the date of his termination occurs.

On July 29, 2010, we entered into a separation agreement with Mr. Christopher Rising whereby he resigned his employment effective as of August 15, 2010. Pursuant to this separation agreement, we agreed to pay Mr. Christopher Rising a lump-sum cash severance payment of $577,654 six months after the date of termination in consideration for his execution and non-revocation of a general release of claims. In addition, Mr. Christopher Rising’s unvested 43,680 restricted stock units and 43,334 non-qualified stock options vested in full in connection with the termination of his employment. These payments, including the accelerated vesting of the restricted stock units and stock options, reflect the amounts that Mr. Christopher Rising would have been entitled to receive in the event of a termination of his employment by the Company without “cause” (plus pay in lieu of notice of termination).

Change in Control Provisions—

Pursuant to each of their employment agreements, Messrs. Weinstein and Koumriqian will receive severance payments and benefits in the event that a change in control occurs and the executive is terminated by us without cause or for good reason, (or in the case of Mr. Koumriqian, if he terminates his employment with us for any reason within a specified period of time following the one-year anniversary of a change in control). A change in control is generally defined in the executive’s employment agreement as the occurrence of any of the following events:

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

•
(2) Individuals who, as of the applicable employment agreement’s effective date, constitute the board of directors (the incumbent board) cease for any reason to constitute at least a majority of the board of directors; however, in general, any individual who becomes a director after the applicable employment agreement’s effective date whose election by our stockholders, or nomination for election by the board of directors, was approved by a vote of at least a majority of the directors then comprising the incumbent board will be considered as though such individual were a member of the incumbent board;

__________
1     Notwithstanding the above, an acquisition of our securities by us which causes our voting securities beneficially owned by a person or group to represent 35% or more of the combined voting power of our then outstanding voting securities does not constitute a change in control, unless that person or group subsequently becomes the beneficial owner of any additional voting securities.

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

Under Mr. Weinstein’s employment agreement, if a change in control occurs during his employment period and his employment is terminated by us without cause or by Mr. Weinstein for good reason, in each case within two years after the effective date of the change in control, then he will be entitled to the payments and benefits as though his employment was terminated without cause or for good reason as set forth above under the heading
“—Severance Payments and Benefits,” except that in lieu of the pro-rata bonus to which he would otherwise be entitled, Mr. Weinstein will receive an amount equal to 100% of his target annual bonus amount.

Under Mr. Koumriqian’s employment agreement, if a change in control occurs during his employment period and his employment is terminated (a) by us without cause or by Mr. Koumriqian for good reason, in each case within two years after the effective date of the change in control or (b) by Mr. Koumriqian for any reason on or within 30 days after the one-year anniversary of the effective date of the change in control, then he will be entitled to the payments and benefits set forth above under the heading “—Severance Payments and Benefits,” except that the lump-sum cash severance multiple will be 200%.

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

Termination with Severance, No Change in Control—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had been terminated on December 31, 2010 by the Company without “cause” or, in the case of Messrs. Weinstein and Koumriqian, by the executive for “good reason” (each as defined in the executive’s employment agreement), other than in connection with a change in control:

	Cash Lump Sum	Accelerated Equity Vesting			Value of Employee Benefits ($)(5)	Total Value ($)
Name	Multiple of Salary and Bonus ($)(1)	Value of Restricted Stock ($)(2)	Value of Restricted Stock Units ($)(3)	Value of Options ($)(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein	1,350,000	1,650,000	—	140,000	16,210	3,156,210
Nelson C. Rising (6)	—	—	—	—	—	—
Shant Koumriqian	1,288,202	19,406	454,083	135,699	39,884	1,937,274
Peggy M. Moretti	818,750	—	353,765	86,800	39,884	1,299,199
Jonathan L. Abrams	525,000	—	246,308	86,800	—	858,108
Peter K. Johnston	1,385,577	—	—	—	—	1,385,577
Christopher C. Rising (7)	608,743	—	117,499	91,435	—	817,677
__________

(1)
Amount shown in Column (b) for Mr. Weinstein is a lump-sum cash payment equal to the greater of 100% of his then-current annual base salary, or the amount of his then-current base salary that would have been payable had he remained employed through December 31, 2012. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to 150% of the sum of his then-current annual base salary plus average bonus over the prior three years, plus his 2010 annual bonus which was paid in March 2011. For Ms. Moretti, the amount shown is a lump-sum cash payment equal to 100% of the sum of her then-current annual base salary plus her then-current target annual bonus, plus her 2010 annual bonus which was paid in March 2011. For Mr. Abrams, the amount shown is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his then-current target annual bonus. For Mr. Johnston, the amount shown is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his average annual leasing bonus paid during fiscal years 2006 through 2010.

(2)
Amounts shown in Column (c) represent the value of the accelerated vesting of 600,000 shares of unvested restricted stock for Mr. Weinstein and 7,058 shares of unvested restricted stock for Mr. Koumriqian. The value of the accelerated vesting of all restricted stock was calculated using a per-share value of $2.75, the closing market price of our common stock on the NYSE on December 31, 2010.

(3)
Amounts shown in Column (d) represent the value of the accelerated vesting of 165,121 unvested time-based restricted stock units for Mr. Koumriqian (pursuant to the terms of his employment agreement), 128,642 unvested time-based restricted stock units for Ms. Moretti, and 89,567 unvested time-based restricted stock units for Mr. Abrams. The value of the accelerated vesting of all restricted stock units was calculated using a per-share value of $2.75, the closing market price of our common stock on the NYSE on December 31, 2010.

(4)
Amounts shown in Column (e) reflect the accelerated vesting of the option for Mr. Weinstein to purchase 400,000 shares of our common stock at an exercise price of $2.40 per share (pursuant to the terms of his employment agreement), for Mr. Koumriqian to purchase 62,534 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of his option award agreement), and for Ms. Moretti and Mr. Abrams to each purchase 40,000 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of each executive’s option award agreement). The value of the shares to be acquired was calculated using a per-share value of $2.75, the closing market price of our common stock on the NYSE on December 31, 2010.

(5)
Amount shown in Column (f) represents the amounts due to Messrs. Weinstein and Koumriqian and Ms. Moretti for a maximum of up to 18 months for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer. We have also included an estimate of the cost of outplacement services for Mr. Koumriqian and Ms. Moretti for a period of up to one year after termination. Messrs. Abrams and Johnston are not entitled to any health benefits coverage or outplacement services per the terms of their respective employment agreements upon termination of their employment without cause or for good reason.

(6)
Effective November 15, 2010, Mr. Nelson Rising resigned from his positions as President and Chief Executive Officer of the Company and as a member of our board of directors. Mr. Rising was not entitled to any severance, and all unvested restricted stock units and dividend equivalents held by him were forfeited upon his resignation.

(7)
On July 29, 2010, we entered into a separation agreement with Mr. Christopher Rising whereby he resigned his employment effective as of August 15, 2010. Amount disclosed in Column (b) for Mr. Christopher Rising represents the cash severance he was paid per the terms of his separation agreement. Amount disclosed in Column (d) represents the value of the accelerated vesting of his 43,680 unvested time-based restricted stock units per the terms of his separation agreement. Amount disclosed in Column (e) reflects the accelerated vesting of the option to purchase 43,334 shares of our common stock, valued at the closing market price on August 15, 2010 (his date of resignation) of $2.69 less the exercise price of $0.58 pursuant to the terms of his option award agreement.

Termination with Severance Following a Change in Control—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if a change in control had occurred on December 31, 2010, and the executive’s employment had been terminated as of such date by the Company without “cause” or, in the case of Messrs. Weinstein and Koumriqian, by the executive for “good reason” (each as defined in the executive’s employment agreement):

	Cash Lump Sum	Accelerated Equity Vesting			Value of Employee Benefits ($)(5)	Total Value ($)
Name	Multiple of Salary and Bonus ($)(1)	Value of Restricted Stock ($)(2)	Value of Restricted Stock Units ($)(3)	Value of Options ($)(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein	2,109,375	1,650,000	—	140,000	16,210	3,915,585
Shant Koumriqian	1,594,269	19,406	454,083	135,699	39,884	2,243,341
Peggy M. Moretti	818,750	—	353,765	86,800	39,884	1,299,199
Jonathan L. Abrams	525,000	—	246,308	86,800	—	858,108
Peter K. Johnston	1,385,577	—	—	—	—	1,385,577
 __________

(1)
Amount shown in Column (b) for Mr. Weinstein is a lump-sum cash payment equal to the greater of 100% of his then-current annual base salary or the amount of his then-current base salary that would have been payable had he remained employed through December 31, 2012, plus 100% of his target annual bonus. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to 200% of the sum of his then-current annual base salary plus average bonus over the prior three years, plus his 2010 annual bonus which was paid in March 2011. For Ms. Moretti, the amount shown is a lump-sum cash payment equal to 100% of the sum of her then-current annual base salary plus her target annual bonus, plus her 2010 annual bonus which was paid in March 2011. For Mr. Abrams, the amount shown is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his target annual bonus. For Mr. Johnston, the amount shown is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his average annual leasing bonus paid during fiscal years 2006 through 2010.

(2)
Amounts shown in Column (c) represent the value of the accelerated vesting of 600,000 shares of unvested restricted stock for Mr. Weinstein and 7,057 shares of unvested restricted stock for Mr. Koumriqian. The value of the accelerated vesting of all restricted stock was calculated using a per-share value of $2.75, the closing market price of our common stock on the NYSE on December 31, 2010. Amounts shown in Column (c) will become payable upon the occurrence of a change in control (without regard to whether the executive incurs a termination of employment) and will not be duplicated in the event that the executive incurs a qualifying termination following a change in control that has previously resulted in acceleration.

(3)
Amounts shown in Column (d) represent the value of the accelerated vesting of 165,121 unvested time-based restricted stock units for Mr. Koumriqian (pursuant to the terms of his employment agreement), 128,642 unvested time-based restricted stock units for Ms. Moretti, and 89,567 unvested time-based restricted stock units for Mr. Abrams. The value of the accelerated vesting of all restricted stock units was calculated using a per-share value of $2.75, the closing market price of our common stock on the NYSE on December 31, 2010. Amounts shown in Column (d) with respect to Messrs. Weinstein and Koumriqian will become payable upon the occurrence of a change in control (without regard to whether the executive incurs a termination of employment) and will not be duplicated in the event that the executive incurs a qualifying termination following a change in control that has previously resulted in acceleration. Amounts shown in Column (d) with respect to Ms. Moretti and Mr. Abrams will become payable upon the occurrence of a qualifying termination following a change of control pursuant to the respective equity award agreements.

(4)
Amounts shown in Column (e) reflect the accelerated vesting of the option for Mr. Weinstein to purchase 400,000 shares of our common stock at an exercise price of $2.40 per share (pursuant to the terms of his employment agreement), for Mr. Koumriqian to purchase 62,534 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of his option award agreement), and for Ms. Moretti and Mr. Abrams to each purchase 40,000 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of each executive’s option award agreement). The value of the purchased shares was calculated using a per-share value of $2.75, the closing market price of our common stock on the NYSE on December 31, 2010.

(5)
Amount shown in Column (f) represents the amount due to Messrs. Mr. Weinstein and Koumriqian and Ms. Moretti for a maximum of up to 18 months for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. We have also included an estimate of the cost of outplacement services for Mr. Koumriqian and Ms. Moretti for a period of up to one year. Messrs. Abrams and Johnston are not entitled to any health benefits coverage or outplacement services per the terms of their employment agreements upon termination of their employment in connection with a change in control.

Termination Resulting from Death or Disability—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had terminated on December 31, 2010 as a result of death or disability:

	Cash Lump Sum	Accelerated Equity Vesting			Value of Employee Benefits ($)(5)	Total Value ($)
Name	Multiple of Salary and Bonus ($)(1)	Value of Restricted Stock ($)(2)	Value of Restricted Stock Units ($)(3)	Value of Options ($)(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein (5)	759,375	1,650,000	—	140,000	526,210	3,075,585
Shant Koumriqian	745,000	19,406	454,083	—	527,256	1,745,745
Peggy M. Moretti	325,000	—	353,765	—	527,256	1,206,021
Jonathan L. Abrams	—	—	246,308	—	510,000	756,308
Peter K. Johnston	—	—	—	—	510,000	510,000
 __________

(1)
Amount shown in Column (b) for Mr. Weinstein represents a lump-sum cash payment equal to 100% of his target annual bonus per the terms of his employment agreement. For Mr. Koumriqian, the amount shown represents a lump-sum cash payment equal to 100% of his then-current annual base salary, plus his 2010 annual bonus which was paid in March 2011. For Ms. Moretti, the amount shown represents a lump-sum cash payment equal to 100% of her then-current annual base salary. Messrs. Abrams and Johnston are not entitled to any salary or bonus payments per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.

(2)
Amount shown in Column (c) for Mr. Weinstein represents the value of the accelerated vesting of his 600,000 shares of unvested restricted stock, pursuant to the terms of his employment agreement. For Mr. Koumriqian, the amount shown represents the value of the accelerated vesting of his 7,057 shares of unvested restricted stock, pursuant to the terms of his employment agreement. The value of all restricted stock was calculated using a per-share value of $2.75, the closing market price of our common stock on the NYSE on December 31, 2010.

(3)
Amount shown in Column (d) for Mr. Koumriqian represents the value of the accelerated vesting of his 165,121 unvested time-based restricted stock units, pursuant to the terms of his employment agreement. For Ms. Moretti, the amount shown represents the value of the accelerated vesting of her 128,642 unvested time-based restricted stock units. For Mr. Abrams, the amount shown represents the value of the accelerated vesting of his 89,567 unvested time-based restricted stock units. The value of all restricted stock units was calculated using a per-share value of $2.75, the closing market price of our common stock on the NYSE on December 31, 2010.

(4)
Amount shown in Column (e) for Mr. Weinstein reflects the accelerated vesting of the option to purchase 400,000 shares of our common stock, valued at the closing market price on December 31, 2010 of $2.75, less the exercise price of $2.40 per share, pursuant to the terms of his employment agreement.

(5)
Amount shown in Column (f) represents the amount due to Messrs. Weinstein and Koumriqian and Ms. Moretti or each of their respective estates or beneficiaries for health benefits for 18 months in the case of Mr. Weinstein, or 12 months in the cases of Mr. Koumriqian and Ms. Moretti, following the date of the executive’s death or disability at the same cost as was in effect immediately preceding termination, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer. Messrs. Abrams and Johnston are not entitled to such payments per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.

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

COMPENSATION RISK ASSESSMENT
The Company believes that its compensation policies and practices appropriately balance risk in connection with the achievement of annual and long-term goals and that they do not encourage unnecessary or excessive risk taking. In 2010, senior management conducted an extensive review of the design, implementation, operation and supervision of the Company’s compensation program and presented their findings to the Compensation Committee. The review included an assessment of the level of risk associated with the various elements of compensation. Based on this review and assessment, the Company believes that its compensation policies and practices are not reasonably likely to have a material adverse effect on our financial position or results of operations.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during 2010:

DIRECTOR COMPENSATION

Name (1) (2)	Fees Earned or Paid in Cash ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Christine N. Garvey	126,250	—	97,310	—	—	223,560
Michael J. Gillfillan	135,000	—	97,310	—	—	232,310
Joseph P. Sullivan	125,000	—	97,310	—	—	222,310
George A. Vandeman	110,000	—	97,310	—	—	207,310
Paul M. Watson	150,000	—	97,310	—	—	247,310
David L. Weinstein	103,750	—	97,310	—	—	201,060
__________

(1)
Our Chief Executive Officer, Mr. Weinstein, is a member of our board of directors. The amount shown in Column (b) reflects cash director fees paid to Mr. Weinstein for the complete 2010 fiscal year, notwithstanding the fact that Mr. Weinstein commenced employment as our President and Chief Executive Officer effective as of November 21, 2010.

(2)
Mr. Nelson Rising, our former Chief Executive Officer, was a member of our board of directors until his resignation on November 15, 2010. Mr. Nelson Rising did not receive any additional compensation for his services as a director.

(3)
Amounts shown in Column (b) are those earned during 2010 for annual retainer fees, committee fees and/or chair fees. For further information, please see the discussion below under the heading “—Retainers and Fees.”

(4)
We did not grant any stock awards to members of our board of directors during 2010. As of December 31, 2010, our directors held the following number of shares of restricted stock that had not yet vested: Ms. Garvey, 334; Mr. Gillfillan, none; Mr. Sullivan, none; Mr. Vandeman, 334; Mr. Watson, 334; and Mr. Weinstein, 334.

(5)
Amounts shown in Column (d) represent the aggregate grant date fair value of stock options granted during 2010 computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 8 to the Consolidated Financial Statements.”

Messrs. Gillfillan, Sullivan, Vandeman, Watson and Weinstein and Ms. Garvey each received an annual grant of 45,000 nonqualified stock options upon their re-election to the board of directors on June 30, 2010 with a grant date fair value of $97,310.
As of December 31, 2010, our directors held the following number of outstanding nonqualified stock option awards: Ms. Garvey, 102,500; Mr. Gillfillan, 97,500; Mr. Sullivan, 97,500; Mr. Vandeman, 102,500; Mr. Watson, 102,500; and Mr. Weinstein, 102,500.

Retainers and Fees

Our director compensation program provides for the following cash fees:

Fee Type (1)	Amount per Year
Retainer	$100,000
Chairman	45,000
Committee Chair:
Audit	35,000
Compensation	25,000
Finance	25,000
Nominating and Corporate Governance	10,000
Committee Member:
Audit	5,000
_________
(1)    Our board members do not receive any additional compensation for attending board or committee meetings.

On July 23, 2009, the board of directors adopted the MPG Office Trust, Inc. Director Stock Plan, which generally provides, for each calendar year, that each non-employee director may irrevocably elect in advance to apply between 10% and 50% of the total annual compensation otherwise payable to him or her in cash during such calendar year (including any annual retainer fee and compensation for services rendered as a member of a committee of the board of directors or a chair of such committee) towards the purchase of shares of our common stock. During 2010, all of the annual fees described above were paid in cash to our non-employee directors and none of them elected to apply such fees toward the purchase of common stock under this plan.

Equity Awards

Effective February 2, 2011, the Compensation Committee approved a change in our director compensation program with respect to the type of equity awards granted to our non-employee directors. Effective February 2, 2011, each individual who first becomes a non-employee director on or after February 2, 2011 will be granted an award of 1,875 restricted stock units, with dividend equivalents, on the date on which he or she initially becomes a non-employee director. Members of the board of directors who are employees who subsequently retire from the Company and remain on the board of directors will not receive this restricted stock unit award. Subject to the director’s continued service, the restricted stock unit award will generally vest in equal annual installments on each of the first three anniversaries of the date of grant. Shares of our common stock or cash payable in respect of the vested portion of the restricted stock unit award will be paid to the non-employee director upon the earliest to occur of (i) the date of the director’s separation from service, (ii) the director’s death, or (iii) the occurrence of a change in control (as such term is defined in the Incentive Award Plan). The Incentive Award Plan was amended on February 2, 2011 to reflect this change.

Prior to the February 2, 2011 amendment, the Incentive Award Plan provided for formula grants of nonqualified stock options to non-employee directors as follows:

•
Each individual who first becomes a non-employee director after the date of our 2009 Annual Meeting would be granted a nonqualified stock option to purchase 50,000 shares of our common stock under the Incentive Award Plan on the date on which he or she initially became a non-employee director (no director received such a grant).

•
Commencing as of our 2009 Annual Meeting, each non-employee director was granted a nonqualified stock option to purchase 45,000 shares of our common stock under the Incentive Award Plan effective immediately following each annual meeting of stockholders, provided that he or she continued to serve as a non-employee director immediately following such annual meeting.

The per share exercise price of each option is equal to the closing price of a share of our common stock on the date of grant and, subject to the director’s continued service, the option will generally vest in equal annual installments on each of the first three anniversaries of the date of grant. In addition, options granted to non-employee directors become fully vested upon retirement from the board of directors. Vested options can be exercised up to 12 months from the date of death or leaving the board of directors due to permanent and total disability, up to six months from the date of leaving the board of directors for reasons other than death or permanent and total disability, or ten years from the date of grant. In the event of a change in control (as such term is defined in the Incentive Award Plan), all options will accelerate and become fully exercisable immediately prior to the effective date of such change in control, unless such option has either previously expired or the successor company assumes or substitutes such option. Following such effective date, all options not assumed, substituted for or exercised will expire.

The Company anticipates that the board of directors and the Compensation Committee will work with the Compensation Committee’s independent compensation consultant to develop a revised equity compensation program for the Company’s continuing non-employee directors.

Compensation Committee Interlocks and Insider Participation

During 2010, Messrs. Gillfillan and Sullivan and Ms. Garvey served on the Compensation Committee. During 2010, there were no interlocks with other companies requiring disclosure under applicable SEC rules and regulations. None of the members of the Compensation Committee is or has been an officer or employee of our company or any of its subsidiaries.

While the Compensation Committee retains ultimate approval authority for executive compensation, it has delegated the authority to negotiate specific terms of certain executive employment agreements to senior management.

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” for information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2010.

Principal Stockholders

The following table sets forth the only persons known to us to be the beneficial owner, or deemed to be the beneficial owner, of more than 5% of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) as of March 11, 2011:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)	Percent of Common Stock and Units (1)
(a)	(b)	(c)	(d)
Robert F. Maguire III (2),(3) 1733 Ocean Avenue Suite 300 Santa Monica, CA 90401	6,386,251	11.52%	11.51%

Appaloosa Partners Inc. (4) c/o Appaloosa Management L.P. 51 John F. Kennedy Parkway Short Hills, NJ 07078	4,176,280	8.52%	7.53%

BlackRock, Inc. (5) 40 East 52nd Street New York, NY 10022	3,154,839	6.43%	5.69%

Balyasny Asset Management LLC (6) 181 West Madison Suite 3600 Chicago, IL 60602	3,119,452	6.36%	5.62%

Scoggin Capital Management, L.P. II (7) 660 Madison Avenue New York, NY 10065	2,765,000	5.64%	4.98%
__________

(1)
Amounts and percentages in this table are based on 49,044,351 shares of our common stock and 6,446,777 Operating Partnership units (other than units held by MPG Office Trust, Inc.) outstanding as of March 11, 2011. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis. The total of shares outstanding used in calculating the percentages shown in Columns (c) and (d) for Mr. Maguire assumes that all common stock that he has the right to acquire upon redemption of Operating Partnership units are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.

(2)
Amount shown in Column (b) for Mr. Maguire assumes that he has tendered all of his Operating Partnership units for redemption and that they have been exchanged by us for shares of our common stock at our option.

(3)
Information regarding Mr. Maguire is based on a Schedule 13D/A filed by Mr. Maguire with the SEC on April 2, 2010, as adjusted to reflect the redemption of 110,000 Operating Partnership units on November 17, 2010. After the redemption, Mr. Maguire holds 3,443,545 Operating Partnership units directly, (ii) 1,362,801 Operating Partnership units are held by three entities that are wholly owned and controlled by Mr. Maguire, and (iii) an additional 1,579,905 Operating Partnership units held by three entities that are wholly owned and controlled by Mr. Maguire that are not currently redeemable into common stock. The Schedule 13D/A indicates that Mr. Maguire has sole voting and dispositive power with respect to all Operating Partnership units reported by him.

After the redemption, with the exception of 110,000 Operating Partnership units, all of the Operating Partnership units beneficially owned by Mr. Maguire are pledged to Wachovia Bank, N.A. as a portion of the collateral securing a personal loan made by Wachovia to Mr. Maguire. The loan matures on July 15, 2011, unless it is retired earlier. If an event of default occurs and is not cured or waived, Wachovia Bank, N.A. could foreclose on its collateral, including the Operating Partnership units that are pledged.

(4)
Information regarding Appaloosa Investment Limited Partnership I (“Appaloosa”), Palomino Fund Ltd. (“Palomino”), Thoroughbred Fund L.P. (“Thoroughbred”), Thoroughbred Master Ltd. (“Thoroughbred Master”), Appaloosa Management, L.P. (“Appaloosa Management”), Appaloosa Partners, Inc. (“Appaloosa Partners”) and David A. Tepper is based solely on a Schedule 13G/A filed with the SEC on February 14, 2011. The Schedule 13G/A indicates that (i) Appaloosa had shared voting and dispositive power with respect to 1,342,087 shares of our common stock and no sole voting or dispositive power; (ii) Palomino had shared voting and dispositive power with respect to 1,962,119 shares of our common stock and no sole voting or dispositive power; (iii) Thoroughbred had shared voting and dispositive power with respect to 426,940 shares of our common stock and no sole voting or dispositive power; (iv) Thoroughbred Master had shared voting and dispositive power with respect to 445,134 shares of our common stock and no sole voting or dispositive power; (v) Appaloosa Management had shared voting and dispositive power with respect to 4,176,280 shares of our common stock and no sole voting or dispositive power; (vi) Appaloosa Partners had shared voting and dispositive power with respect to 4,176,280 shares of our common stock and no sole voting or dispositive power; and (vii) Mr. Tepper had shared voting and dispositive power with respect to 4,176,280 shares of our common stock and no sole voting or dispositive power.
The Schedule 13G/A indicates that Mr. Tepper is the sole stockholder and the President of Appaloosa Partners. Appaloosa Partners is the general partner of, and Mr. Tepper owns a majority of the limited partnership interest in, Appaloosa Management. Appaloosa Management is the general partner of Appaloosa and Thoroughbred, and acts as investment advisor to Palomino and Thoroughbred Master.

(5)
Information regarding BlackRock, Inc. is based solely on a Schedule 13G filed with the SEC on February 7, 2011. The Schedule 13G indicates that BlackRock had sole voting and dispositive power with respect to 3,154,839 shares of our common stock and no shared voting and dispositive power.

(6)
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

(7)
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

Security Ownership of our Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) of (1) our current directors, (2) our current Chief Executive and Chief Financial Officers, (3) each of our three other most highly compensated executives, other than our Chief Executive and Chief Financial Officers, as of December 31, 2010, and (4) our current directors and executive officers listed in Item 10. “Directors, Executive Officers and Corporate Governance” as a group, in each case as of March 11, 2011. In preparing this information, we relied solely upon information provided to us by our directors and current executive officers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock (3)	Percent of Common Stock and Units (3)
(a)	(b)	(c)	(d)
David L. Weinstein (4)	624,334	1.27%	1.13%
Shant Koumriqian (5)	79,874	*	*
Peggy M. Moretti (6)	28,395	*	*
Jonathan L. Abrams (7)	50,107	*	*
Peter K. Johnston (8)	10,790	*	*
Christopher M. Norton	—	*	*
Robert M. Deutschman	—	*	*
Christine N. Garvey (9)	29,794	*	*
Michael J. Gillfillan (10)	17,500	*	*
Edward J. Ratinoff	—	*	*
Joseph P. Sullivan (10)	17,500	*	*
George A. Vandeman (11)	26,834	*	*
Paul M. Watson (12)	24,334	*	*
Directors and Executive Officers as a group (13 persons) (13)	909,462	1.85%	1.64%
_________
 *    Less than 1.0%.

(1)	The address for each listed beneficial owner is c/o MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, CA 90071.

(2)
Unless otherwise indicated, each person is the direct owner of and has sole voting and dispositive power with respect to such common stock and Operating Partnership units, with the exception of restricted stock as to which the person has sole voting but no dispositive power. Amounts and percentages in this table are based on 49,044,351 shares of our common stock and 6,446,777 Operating Partnership units (other than units held by MPG Office Trust, Inc.,) outstanding as of March 11, 2011. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis.

(3)
The total number of shares outstanding used in calculating the percentages shown in Columns (c) and (d) assumes that all common stock that each person has the right to acquire upon redemption of Operating Partnership units or exercise of stock options within 60 days of March 11, 2011 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.

(4)	Includes (i) 666 shares of common stock held directly, (ii) 600,334 restricted shares of common stock held directly and (iii) 23,334 shares of common stock issuable upon exercise of stock options.

(5)
Includes (i) 41,551 shares of common stock held directly, (ii) 7,057 restricted shares of common stock held directly and (iii) 31,266 shares of common stock issuable upon exercise of stock options. Excludes 211,556 restricted stock units, of which 54,524 units will be vested within 60 days of March 11, 2011. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (October 2, 2013 with respect to 61,556 restricted stock units, March 12, 2014 with respect to 52,000 restricted stock units and December 9, 2013 with respect to 98,000 restricted stock units), the date of the occurrence of a change in control or the date of Mr. Koumriqian’s separation from service for any reason.

(6)
Includes (i) 8,395 shares of common stock held directly and (ii) 20,000 shares of common stock issuable upon exercise of stock options. Excludes 164,250 restricted stock units, of which 41,253 units will be vested within 60 days of March 11, 2011. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (October 2, 2013 with respect to 79,250 restricted stock units and December 9, 2013 with respect to 85,000 restricted stock units), the date of the occurrence of a change in control or the date of Ms. Moretti’s separation from service for any reason.

(7)
Includes (i) 49,857 shares of common stock held indirectly and (ii) 250 shares of common stock held directly. Excludes 109,611 restricted stock units, of which 23,222 units will be vested within 60 days of March 11, 2011. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (October 2, 2013 with respect to 44,611 restricted stock units and December 9, 2013 with respect to 65,000 restricted stock units), the date of the occurrence of a change in control or the date of Mr. Abrams’ separation from service for any reason.

(8)	Includes 10,790 shares of common stock held directly.

(9)
Includes (i) 4,460 shares of common stock held indirectly, (ii) 1,666 shares of common stock held directly, (iii) 334 restricted shares of common stock held directly and (iv) 23,334 shares of common stock issuable upon exercise of stock options.

(10)	Includes 17,500 shares of common stock issuable upon exercise of stock options.

(11)	Includes (i) 666 shares of common stock held directly, (ii) 334 restricted shares of common stock held directly and (ii) 25,834 shares of common stock issuable upon exercise of stock options.

(12)	Includes (i) 666 shares of common stock held directly, (ii) 334 restricted shares of common stock held directly and (ii) 23,334 shares of common stock issuable upon exercise of stock options.

(13)
Excludes 489,167 restricted stock units, of which 119,000 units will be vested within 60 days of March 11, 2011. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant, the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason.

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

The board of directors has adopted this related party transaction policy, which can be accessed on our website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any person who sends a written request to that effect to the attention of Jonathan L. Abrams, Secretary, MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

Joint Venture

We own a 20% interest in our joint venture with Charter Hall Group. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture. Charter Hall has stated that they wish to pursue an orderly exit from the joint venture. Our joint venture documents contain procedures whereby either party can trigger a formal dissolution process. This process involves multiple steps and provides the non-triggering party with various rights.

Director Independence

The NYSE requires each NYSE-listed company to have a majority of independent board members and a nominating/corporate governance committee, compensation committee and audit committee each comprised solely of independent directors. Our board of directors has adopted independence standards as part of its corporate governance guidelines, which can be accessed on our website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any person who sends a written request to that effect to the attention of Jonathan L. Abrams, Secretary, MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

The independence standards contained in our corporate governance guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE rules and our corporate governance guidelines, the board of directors in March 2011 affirmatively determined that each of the following directors is independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Robert M. Deutschman
Christine N. Garvey
Michael J. Gillfillan
Edward J. Ratinoff
Joseph P. Sullivan
George A. Vandeman
Paul M. Watson

The persons listed above include all of our current directors, other than Mr. Weinstein, our President and Chief Executive Officer.

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

Item  14.    Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP related to 2010 and 2009:

	For the Year Ended December 31,
	2010	2009
Audit fees (1)	$1,113,000	$1,205,000
Audit-related fees (2)	294,000	374,000
Tax fees (3)	—	—
All other fees	—	—
	$1,407,000	$1,579,000
 __________

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

During 2010 and 2009, all audit services provided to us by KPMG LLP were pre-approved by the Audit Committee, and no non-audit services were performed for us by KPMG LLP.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this report:

1.    Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.    Financial Statement Schedules for the Years Ended December 31, 2010, 2009 and 2008

All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.    Exhibits (listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment of MPG Office Trust, Inc.	8-K	001-31717	3.1	May 11, 2010

3.2	Articles Supplementary of MPG Office Trust, Inc.	10-K	001-31717	3.2	March 31, 2010

3.3	Fourth Amended and Restated Bylaws of MPG Office Trust, Inc. dated May 7, 2010	8-K	001-31717	3.2	May 11, 2010

4.1	Form of Certificate of Common Stock of MPG Office Trust, Inc.	10-Q	001-31717	4.1	May 17, 2010

4.2	Form of Certificate of Series A Preferred Stock of MPG Office Trust, Inc.	10-Q	001-31717	4.2	May 17, 2010

10.1	Form of Indemnification Agreement	10-Q	001-31717	10.1	August 11, 2008

10.2	Employment Agreement, effective as of November 21, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	November 22, 2010

10.3	Employment Agreement, effective as of May 17, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Nelson C. Rising	8-K	001-31717	10.1	May 19, 2008

10.4	Amended and Restated Employment Agreement, effective as of March 12, 2009, between MPG Office Trust, Inc., MPG Office, L.P. and Shant Koumriqian	10-K	001-31717	10.3	March 16, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.5*	First Amendment to Amended and Restated Employment Agreement, entered into December 10, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P., and Shant Koumriqian

10.6*	Employment Letter, effective as of December 31, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams
10.7	Amended and Restated Employment Terms, effective as of December 31, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Peter K. Johnston	10-K	001-31717	10.8	March 16, 2009

10.8*	Amended and Restated Employment Agreement, effective as of January 1, 2010, between MPG Office Trust, Inc., MPG Office, L.P. and Peggy M. Moretti

10.9	Employment Letter, effective as of May 17, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Christopher C. Rising	8-K	001-31717	10.8	May 19, 2008

10.10	Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Services, Inc. and MPG Office, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.11	First Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	10.2	July 27, 2009

10.12	Second Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	99.1	February 8, 2011

10.13	MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

10.14	MPG Office Trust, Inc. Director Stock Plan	8-K	001-31717	10.1	July 27, 2009

10.15	Restricted Stock Agreement, effective as of November 24, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	November 24, 2010

10.16	Non-Qualified Stock Option Agreement, effective as of November 21, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.2	November 22, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.17*	Form of Restricted Stock Units Agreement

10.18*	Form of Non-Qualified Stock Option Agreement

10.19	Second Amended and Restated Agreement of Limited Partnership of MPG Office, L.P.	10-Q	001-31717	99.1	August 10, 2010

10.20	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and MPG Office, L.P., dated as of November 11, 2002, as amended effective May 31, 2003	10-K	001-31717	10.25	March 31, 2010

10.21	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and MPG Office, L.P., dated as of November 7, 2002, as amended effective May 31, 2003	10-K	001-31717	10.27	March 31, 2010

10.22	Registration Rights Agreement, dated as of June 27, 2003, by and among MPG Office Trust, Inc., MPG Office, L.P. and the persons named therein	10-Q	001-31717	99.2	August 10, 2010

10.23	Air Space Lease between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November 1997 and Estoppel Certificate, Consent and Amendment dated March 2001	S-11/A	333-101170	10.23	February 5, 2003

10.24	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments, dated September 13, 1985 and December 29, 1989	10-Q	001-31717	99.3	August 10, 2010

10.25	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, between Macquarie Office II LLC and MPG Office, L.P.	8-K	001-31717	10.1	January 11, 2006

10.26	Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC by and among Maguire MO Manager, LLC, Macquarie Office II LLC, MPG Office, L.P. and Maguire Macquarie Management, LLC, dated as of November 30, 2007	10-K	001-31717	10.32	March 31, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.27	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of February 9, 2010	10-K	001-31717	10.33	March 31, 2010

10.28	Right of First Opportunity Agreement, dated as of January 5, 2006, between Macquarie Office Management Limited and MPG Office, L.P.	8-K	001-31717	10.8	January 11, 2006

10.29	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-Q/A	001-31717	99.3	September 28, 2007

10.30	Loan Agreement, dated as of April 24, 2007, between Maguire Properties – Two Cal Plaza, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.6	September 28, 2007

10.31	Loan Agreement, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.1	August 11, 2006

10.32	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.33	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

10.34	Guaranty Agreement, dated as of August 7, 2006, by MPG Office, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.35	Omnibus Amendment to Loan Documents, dated as of July 2, 2010, by and among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, as Borrower, MPG Office, L.P., as Manager and Guarantor, and Bank of America, National Association, as Lender	8-K	001-31717	99.1	July 7, 2010

10.36	Loan Agreement, dated as of September 12, 2007, between Maguire Properties – 355 S. Grand, LLC, as Borrower, and Eurohypo AG, New York Branch, as Lender	10-Q	001-31717	99.1	November 9, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.37	Loan Agreement, dated as of October 10, 2006, between Maguire Properties – 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.1	October 16, 2006

10.38	Promissory Note, dated as of October 10, 2006, between Maguire Properties – 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

10.39	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 26, 2003, among Library Square Associates, LLC, as Borrower, Commonwealth Land Title Company, as Trustee, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.4	August 10, 2010

10.40	Master Repurchase Agreement, dated as of April 21, 2008, between Maguire Properties − Holdings V, LLC, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer	10-Q	001-31717	99.4	May 12, 2008

10.41	Loan Agreement, dated as of April 24, 2007, between Maguire Properties – 550 South Hope, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.4	September 28, 2007

10.42	Loan Agreement between Maguire Partners – Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of September 29, 2008	10-Q	001-31717	99.1	November 10, 2008

10.43	Lease Reserve and Interest Carry Guarantee made by MPG Office, L.P. in favor of Eurohypo AG, New York Branch, dated as of September 29, 2008	10-Q	001-31717	99.2	November 10, 2008

10.44	Amendment to Loan Agreement and Reaffirmation of Loan Documents between Maguire Partners – Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of August 4, 2009	10-Q	001-31717	10.1	August 10, 2009

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.45	Second Amendment to Loan Agreement and Reaffirmation of Loan Documents entered into by and among Maguire Partners – Plaza Las Fuentes, LLC, as Borrower, Eurohypo AG, New York Branch and Wells Fargo Bank, N.A., as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of October 29, 2010	8-K	001-31717	99.1	November 1, 2010

10.46	Second Modification and Reaffirmation of Guarantor Documents entered into among Maguire Partners – Plaza Las Fuentes, LLC, as Borrower, the lenders party hereto, as Lenders, Eurohypo AG, New York Branch, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, dated as of October 29, 2010	8-K	001-31717	99.2	November 1, 2010

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant as of December 31, 2010

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer dated March 16, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated March 16, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated March 16, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

__________
*      Filed herewith.
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

Date: As of March 16, 2011

MPG OFFICE TRUST, INC.
Registrant

	By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein President and Chief Executive Officer (Principal executive officer)

	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian Executive Vice President, Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: As of	March 16, 2011	By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein President, Chief Executive Officer and Director (Principal executive officer)

	March 16, 2011	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian Executive Vice President, Chief Financial Officer (Principal financial and accounting officer)

	March 16, 2011	By:	/s/ PAUL M. WATSON
Paul M. Watson Chairman of the Board

	March 16, 2011	By:	/s/ ROBERT M. DEUTSCHMAN
Robert M. Deutschman Director

	March 16, 2011	By:	/s/ CHRISTINE N. GARVEY
Christine N. Garvey Director

	March 16, 2011	By:	/s/ MICHAEL J. GILLFILLAN
Michael J. Gillfillan Director

	March 16, 2011	By:	/s/ EDWARD J. RATINOFF
Edward J. Ratinoff Director

	March 16, 2011	By:	/s/ JOSEPH P. SULLIVAN
Joseph P. Sullivan Director

	March 16, 2011	By:	/s/ GEORGE A. VANDEMAN
George A. Vandeman Director