Form 10-Q
period 2011-03-31
MPG Office Trust, Inc.
filed 2011-05-10
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2011
Common Stock, $0.01 par value per share	49,044,351 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.
MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real estate:
Land	$313,942	$313,942
Acquired ground leases	55,801	55,801
Buildings and improvements	2,281,390	2,280,878
Land held for development	87,259	92,001
Tenant improvements	301,058	300,052
Furniture, fixtures and equipment	21,287	20,512
	3,060,737	3,063,186
Less: accumulated depreciation	(690,953)	(668,328)
Investments in real estate, net	2,369,784	2,394,858

Cash and cash equivalents	55,495	46,864
Restricted cash	115,765	142,795
Rents and other receivables, net	4,563	5,809
Deferred rents	61,069	60,609
Due from affiliates	1,377	1,819
Deferred leasing costs and value of in-place leases, net	88,216	91,311
Deferred loan costs, net	11,392	13,972
Acquired above-market leases, net	4,029	4,498
Other assets	13,275	8,477
Total assets	$2,724,965	$2,771,012

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other loans	$3,578,627	$3,576,493
Accounts payable and other liabilities	187,085	194,550
Capital leases payable	1,333	1,465
Acquired below-market leases, net	40,111	44,026
Total liabilities	3,807,156	3,816,534

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,044,351 and 48,925,499 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	490	489
Additional paid-in capital	704,515	702,556
Accumulated deficit and dividends	(1,629,743)	(1,594,407)
Accumulated other comprehensive loss	(27,879)	(29,079)
Total stockholders’ deficit	(952,517)	(920,341)
Noncontrolling Interests:
Common units of our Operating Partnership	(129,674)	(125,181)
Total deficit	(1,082,191)	(1,045,522)
Total liabilities and deficit	$2,724,965	$2,771,012

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenue:
Rental	$58,032	$62,481
Tenant reimbursements	21,862	23,344
Hotel operations	4,988	5,237
Parking	9,636	10,886
Management, leasing and development services	999	961
Interest and other	337	225
Total revenue	95,854	103,134

Expenses:
Rental property operating and maintenance	22,109	22,330
Hotel operating and maintenance	3,573	3,747
Real estate taxes	8,146	8,039
Parking	2,768	2,852
General and administrative	6,691	7,607
Other expense	1,752	1,439
Depreciation and amortization	27,862	30,962
Interest	62,628	57,634
Total expenses	135,529	134,610

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(39,675)	(31,476)
Equity in net loss of unconsolidated joint venture	(312)	201
Gain on sale of real estate	—	16,591
Loss from continuing operations	(39,987)	(14,684)

Discontinued Operations:
Loss from discontinued operations before gain on settlement of debt	—	(8,507)
Gain on settlement of debt	—	49,121
Income from discontinued operations	—	40,614

Net (loss) income	(39,987)	25,930
Net loss (income) attributable to common units of our Operating Partnership	5,205	(2,584)
Net (loss) income attributable to MPG Office Trust, Inc.	(34,782)	23,346
Preferred stock dividends	(4,766)	(4,766)
Net (loss) income available to common stockholders	$(39,548)	$18,580

Basic (loss) income per common share:
Loss from continuing operations	$(0.81)	$(0.35)
Income from discontinued operations	—	0.73
Net (loss) income available to common stockholders per share	$(0.81)	$0.38

Weighted average number of common shares outstanding	49,016,989	48,534,283

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(34,782)	$(12,309)
Income from discontinued operations	—	35,655
	$(34,782)	$23,346

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net (loss) income:	$(39,987)	$25,930
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	312	(201)
Depreciation and amortization	27,862	35,064
Gain on sale of real estate	—	(16,591)
Loss from early extinguishment of debt	—	379
Gain on settlement of debt	—	(49,121)
Deferred rent expense	511	511
Provision for doubtful accounts	658	221
Revenue recognized related to below-market leases, net of acquired above-market leases	(3,446)	(4,579)
Deferred rental revenue	(460)	(2,761)
Compensation cost for share-based awards, net	1,998	945
Amortization of deferred loan costs	2,580	1,955
Unrealized (gain) loss due to hedge ineffectiveness	(308)	80
Changes in assets and liabilities:
Rents and other receivables	588	(1,680)
Due from affiliates	442	854
Deferred leasing costs	(2,095)	(1,787)
Other assets	(4,624)	(5,464)
Accounts payable and other liabilities	(3,219)	16,681
Net cash (used in) provided by operating activities	(19,188)	436
Cash flows from investing activities:
Proceeds from dispositions of real estate, net	4,734	106,885
Expenditures for improvements to real estate	(2,293)	(6,398)
Investment in unconsolidated joint venture	(620)	—
Decrease in restricted cash	27,030	13,121
Net cash provided by investing activities	28,851	113,608
Cash flows from financing activities:
Proceeds from:
Construction loans	—	1,632
Principal payments on:
Mortgage loans	(900)	(97,279)
Construction loans	—	(17,633)
Unsecured term loan	—	(171)
Capital leases	(132)	(340)
Net cash used in financing activities	(1,032)	(113,791)
Net change in cash and cash equivalents	8,631	253
Cash and cash equivalents at beginning of period	46,864	90,982
Cash and cash equivalents at end of period	$55,495	$91,235

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$61,912	$47,291
Supplemental disclosure of non-cash investing and financing activities:
Debt forgiven by lender	$—	$49,121
Increase in fair value of interest rate swaps and caps, net	4,700	392
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	621	2,024

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower properties, whose mortgage loans were in default as of March 31, 2011 and where our ultimate goal is to exit the assets. In addition to the mortgage loans secured by the Properties in Default, the mortgage loan secured by Two California Plaza is also in default as of March 31, 2011. We have excluded Two California Plaza from the Properties in Default because our goal is to modify the loan with the special servicer rather than to dispose of the asset.

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

As of March 31, 2011, our Operating Partnership indirectly owns whole or partial interests in 24 office properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.4% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 12.0 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office and hotel properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.6% share of our Operating Partnership.

Our property statistics as of March 31, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	14	21	9,462,979	5,306,954	16,085	9,462,979	5,306,954	16,085
Properties in Default	5	7	1,882,792	1,626,436	5,425	1,882,792	1,626,436	5,425
Unconsolidated joint venture	5	16	3,479,891	1,865,448	5,561	695,978	373,090	1,113
	24	44	14,825,662	8,798,838	27,071	12,041,749	7,306,480	22,623
Percentage Leased
Excluding Properties in Default			84.0%			83.7%
Properties in Default			67.5%			67.5%
Including Properties in Default			81.9%			81.1%

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2011, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 2600 Michelson and 500 Orange Tower (each of which is in receivership), Cerritos Corporate Center and the Westin® Pasadena Hotel.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. None of our properties, including the Properties in Default, met the criteria to be held for sale as of March 31, 2011. The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of March 31, 2011 and December 31, 2010, and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon ultimate disposition of each property. See Note 13 “Properties in Default—Overview” for the assets and obligations associated with Properties in Default included in our consolidated balance sheets as of March 31, 2011 and December 31, 2010.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from such estimates.

The balance sheet data as of December 31, 2010 has been derived from our audited financial statements; however, the accompanying notes to the consolidated financial statements do not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. In 2010, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses, and we continue to do so in 2011. Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, recourse obligations and leasing costs.

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

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, most importantly asset dispositions and loan refinancings, we will have liquidity-related problems and will be exposed to significant risks. While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified above could lead to our eventual insolvency. We face additional challenges in connection with our long-term liquidity position due to debt maturities, leasing costs and other factors.

We continue to dispose of certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. During 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza, comprising a combined 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $647.5 million of debt maturing in the next several years and the elimination of $20.4 million in principal repayment and/or debt service guaranties on our 2385 Northside Drive, 17885 Von Karman and 207 Goode construction loans.

During the three months ended March 31, 2011, we disposed of the 500 Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, which were used for general corporate purposes.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain of our special purpose property-owning subsidiaries were in default as of March 31, 2011 under commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $1.1 billion secured by six separate office properties totaling approximately 3.2 million square feet (Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower, City Tower and Two California Plaza). As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of March 31, 2011.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. We have reached agreements that release us from nearly all potential claims (including most recourse triggers) and establish a definitive outside date by which we will exit Stadium Towers Plaza, 2600 Michelson and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of City Tower. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of the property.

Following notices from us, the mortgage loans encumbering 700 North Central and 801 North Brand were transferred to special servicing in March 2011. The mortgage loans secured by these assets are not in default.

Following notices from us, the mortgage loans encumbering U.S. Bank Tower and Wells Fargo Tower were transferred to special servicing in March 2011. This step permits us to engage in discussions with the respective special servicers. We also delivered a notice of imminent default in March 2011 to the master servicer for the mortgage loan on Gas Company Tower requesting it be transferred to special servicing (which has not yet occurred). The mortgage loans secured by these assets are not in default.

During the remainder of 2011, it is likely that additional special purpose property-owning subsidiaries will default and/or send notices of imminent default on non-recourse loans where the relevant project is or will be suffering from cash shortfalls and be unable or unwilling to fund operating expenses and/or debt service obligations.

Following a wide marketing process, we are working to finalize the sale of the Westin® Pasadena Hotel to a specific buyer. A purchase and sale agreement and due diligence have been completed, and we are awaiting approval of the buyer from the City of Pasadena, after which management believes that there will be no significant conditions to closing.  At closing, the Company intends to repay the $79.2 million loan that presently encumbers both the hotel and the Plaza Las Fuentes office building and retail space.  We are working with a lender to potentially obtain a new mortgage secured by the Plaza Las Fuentes office building and retail space once the hotel sale and payoff of the existing loan are completed.  Proceeds from the potential new financing would be used for general corporate purposes.  While management believes that both the Westin® Pasadena Hotel sale and the new financing on Plaza Las Fuentes will occur, we cannot assure you that (1) we will obtain the City of Pasadena’s approval of the buyer, (2) we will successfully complete the disposition of the Westin® Pasadena Hotel or (3) we will be able to obtain a new mortgage on the Plaza Las Fuentes office building and retail space.  If we are unable to accomplish all of the foregoing, our liquidity situation would be significantly impacted.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our ability to dispose of any other assets we choose to market in the near term is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of current economic conditions, we cannot predict:

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

As of March 31, 2011, we had $3.6 billion of total consolidated debt, including $1.1 billion of debt associated with mortgages in default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. During the three months ended March 31, 2011, we made debt service payments totaling $40.2 million, and the respective special servicers applied $22.5 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by 550 South Hope, Stadium Towers Plaza, 500 Orange Tower and City Tower. We made no debt service payments with unrestricted cash during the three months ended March 31, 2011 related to mortgages in default subsequent to the default date.

As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and current economic conditions. We do not have any committed financing sources available to refinance our debt as it matures.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Land Held for Development

A summary of the costs capitalized in connection with our real estate projects for the three months ended March 31, 2010 is as follows (in millions):

Interest expense	$1.1
Indirect project costs	0.2
$1.3
There were no costs capitalized in connection with our real estate projects for the three months ended March 31, 2011.

Note 5—Rents and Other Receivables, Net

Rents and other receivables are presented net of allowances for doubtful accounts of $3.1 million and $2.9 million as of March 31, 2011 and December 31, 2010, respectively. For the three months March 31, 2011 and 2010, we recorded a provision for doubtful accounts of $0.7 million and $0.2 million, respectively.

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Acquired above-market leases
Gross amount	$38,317	$38,317
Accumulated amortization	(34,288)	(33,819)
	$4,029	$4,498

Acquired in-place leases
Gross amount	$127,442	$127,442
Accumulated amortization	(107,302)	(105,534)
	$20,140	$21,908

Acquired below-market leases
Gross amount	$(164,940)	$(164,940)
Accumulated amortization	124,829	120,914
	$(40,111)	$(44,026)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $3.4 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively. Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.3 million during the three months ended March 31, 2010.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations for the three months ended March 31, 2011 and 2010 was $1.8 million and $2.8 million, respectively. Amortization related to discontinued operations for the three months ended March 31, 2010 was $0.2 million.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2011	$1,394	$4,699	$(10,708)
2012	1,719	4,918	(12,256)
2013	806	3,667	(7,385)
2014	41	2,644	(4,315)
2015	35	1,737	(2,326)
Thereafter	34	2,475	(3,121)
	$4,029	$20,140	$(40,111)

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

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Management, investment advisory and development fees and leasing commissions	$939	$961

	March 31, 2011	December 31, 2010
Accounts receivable	$1,377	$1,819

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations. Balances due from the joint venture are included in due from affiliates in the consolidated balance sheet. The joint venture’s balances were current as of March 31, 2011 and December 31, 2010.

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments—Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General. As a result, during the three months ended March 31, 2010, we did not record losses totaling $1.0 million as part of our equity in net loss of unconsolidated joint venture in our consolidated statement of operations because our basis in the joint venture had been reduced to zero. As of March 31, 2010, the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

cumulative unallocated losses totaled $5.0 million. As of March 31, 2011, there were no unrecognized losses from the joint venture. We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

Note 8—Mortgage and Other Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	March 31, 2011	December 31, 2010
Floating-Rate Debt
Unsecured term loan (1)	5/1/2011	LIBOR + 3.75%	$15,000	$15,000

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (2)	9/29/2011	LIBOR + 3.75%	79,200	80,100
Brea Corporate Place (3)	5/1/2012	LIBOR + 1.95%	70,468	70,468
Brea Financial Commons (3)	5/1/2012	LIBOR + 1.95%	38,532	38,532
Total variable-rate mortgage loans			188,200	189,100

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (4)	10/9/2012	7.16%	400,000	400,000
Total floating-rate debt			603,200	604,100

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza (5)	5/6/2017	5.50%	—	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	75,540	75,540
The City–3800 Chapman	5/6/2017	5.93%	44,370	44,370
701 North Brand (6)	10/1/2016	5.87%	33,750	33,750
700 North Central	4/6/2015	5.73%	27,460	27,460
Total fixed-rate debt			1,847,120	2,317,120
Total debt, excluding mortgages in default			2,450,320	2,921,220

Mortgages in Default
Two California Plaza (5)	5/6/2017	10.50%	470,000	—
550 South Hope (7) (8)	5/6/2017	10.67%	200,000	200,000
City Tower (7)	5/10/2017	10.85%	140,000	140,000
500 Orange Tower (7)	5/6/2017	10.88%	110,000	110,000
2600 Michelson (7)	5/10/2017	10.69%	110,000	110,000
Stadium Towers Plaza (7)	5/11/2017	10.78%	100,000	100,000
Total mortgages in default			1,130,000	660,000

Total consolidated debt			3,580,320	3,581,220
Debt discount			(1,693)	(4,727)
Total consolidated debt, net			$3,578,627	$3,576,493
__________

(1)	This loan was repaid in full upon maturity. See Note 19 “Subsequent Events.”

(2)
As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(3)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

rate to 6.50% during the loan term. This loan was extended until May 1, 2012. See Note 19 “Subsequent Events.”

(4)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(5)
On March 7, 2011, our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. If we are successful in modifying the mortgage loan, the settlement date and treatment of principal will be as set forth in the modified loan agreement.

(6)	We disposed of 701 North Brand on April 1, 2011. See Note 19 “Subsequent Events.”

(7)
Our special purpose property-owning subsidiary that owns this property is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

(8)	We disposed of 550 South Hope on April 26, 2011. See Note 19 “Subsequent Events.”

As of March 31, 2011 and December 31, 2010, one-month LIBOR was 0.24% and 0.26%, respectively. The weighted average interest rate of our consolidated debt was 7.14% (or 5.52% excluding mortgages in default) as of March 31, 2011 and 6.32% (or 5.52% excluding mortgages in default) as of December 31, 2010.

Excluding mortgages in default, as of March 31, 2011 $0.6 billion of our consolidated debt may be prepaid without penalty, $1.3 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements) and $0.6 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

Mortgages in Default

As of March 31, 2011, we are in default on $1.1 billion of mortgage loans that have contractual maturity dates in 2017 per the terms of the loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement date and treatment of principal and interest (including default interest) will be as set forth in the modified loan agreement.

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Three Months Ended
		March 31, 2011		March 31, 2010
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
550 South Hope (1)	August 6, 2009	$2,835	$2,500	$2,835	$2,500
2600 Michelson	August 11, 2009	1,566	1,375	1,566	1,375
Stadium Towers Plaza	August 11, 2009	1,446	1,250	1,446	1,250
500 Orange Tower	January 6, 2010	1,618	1,375	1,618	1,298
City Tower	September 11, 2010	2,047	1,750	—	—
Two California Plaza	March 7, 2011	1,795	1,828	—	—
		$11,307	$10,078	$7,465	$6,423
_________

(1)	We disposed of 550 South Hope on April 26, 2011. See Note 19 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. We have reached agreements that release us from nearly all potential claims (including most recourse triggers) and establish a definitive outside date by which we will exit Stadium Towers Plaza, 2600 Michelson and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of City Tower. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of the property.

Notices of Imminent Default

Following notices from us, the mortgage loans encumbering 700 North Central and 801 North Brand were transferred to special servicing in March 2011. The mortgage loans secured by these assets are not in default.

Following notices from us, the mortgage loans encumbering U.S. Bank Tower and Wells Fargo Tower were transferred to special servicing in March 2011. This step permits us to engage in discussions with the respective special servicers. We also delivered a notice of imminent default in March 2011 to the master servicer for the mortgage loan on Gas Company Tower requesting it be transferred to special servicing (which has not yet occurred). The mortgage loans secured by these assets are not in default.

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. We were in compliance with such covenants as of March 31, 2011.

Operating Partnership Contingent Obligations

In connection with the issuance of otherwise non-recourse loans obtained by certain special purpose property-owning subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans. These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the special purpose property-owning subsidiaries be unable to satisfy certain obligations under otherwise non-recourse loans. These obligations are partial guaranties of certain otherwise non-recourse debt of special purpose property-owning subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of March 31, 2011, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.6 billion as of March 31, 2011). The maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered.

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Note 9—Noncontrolling Interests

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by MPG Office Trust, Inc. As of March 31, 2011 and December 31, 2010, our limited partners’ ownership interest in MPG Office, L.P. was 11.6%. Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time. At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. We maintain an effective shelf registration statement to register the resale of shares of our common stock we issue in exchange for noncontrolling common units of our Operating Partnership.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2011 and December 31, 2010, noncontrolling common units of our Operating Partnership totaling 6,446,777 were outstanding. These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheet. As of March 31, 2011 and December 31, 2010, the aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership was $23.9 million and $17.7 million, respectively, based on the closing price of our common stock on each respective date. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership. In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Net income or loss attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between stockholders’ deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet and statement of equity/(deficit) to account for any change in ownership percentage during the period. During the three months ended March 31, 2011 and 2010, our limited partners’ weighted average share of our net (loss) income was 11.6% and 12.2%, respectively.

Note 10—Deficit and Comprehensive Loss

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	MPG Office Trust, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2010	$(920,341)	$(125,181)	$(1,045,522)
Net loss	(34,782)	(5,205)	(39,987)
Adjustment for preferred dividends not declared	(554)	554	—
Compensation cost for share-based awards, net	1,960	—	1,960
Other comprehensive income	1,200	158	1,358
Balance, March 31, 2011	$(952,517)	$(129,674)	$(1,082,191)

Balance, December 31, 2009	$(754,020)	$(102,957)	$(856,977)
Net income	23,346	2,584	25,930
Adjustment for preferred dividends not declared	(582)	582	—
Compensation cost for share-based awards, net	982	—	982
Other comprehensive loss	(438)	(60)	(498)
Balance, March 31, 2010	$(730,712)	$(99,851)	$(830,563)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Comprehensive (Loss) Income

The changes in the components of other comprehensive (loss) income are as follows (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net (loss) income	$(39,987)	$25,930
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net (loss) income	(3,034)	(1,048)

Interest rate swaps:
Unrealized holding gains	4,700	392
Reclassification adjustment for unrealized gain included in net (loss) income	(308)	—
	4,392	392

Interest rate caps:
Reclassification adjustment for realized loss included in net (loss) income	—	158

Comprehensive (loss) income	$(38,629)	$25,432

Comprehensive (loss) income attributable to:
MPG Office Trust, Inc.	$(34,136)	$22,326
Common units of our Operating Partnership	(4,493)	3,106
	$(38,629)	$25,432
The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2011	December 31, 2010
Deferred gain on assignment of interest rate swap agreements, net	$1,693	$2,948
Interest rate swap	(27,361)	(27,800)
	$(25,668)	$(24,852)
Accumulated other comprehensive loss attributable to:
MPG Office Trust, Inc.	$(27,879)	$(29,079)
Common units of our Operating Partnership	4,385	4,227
	$(25,668)	$(24,852)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations was $2.0 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the total unrecognized compensation cost related to unvested share-based payments totaled $4.0 million and is expected to be recognized in the consolidated statement of operations over a weighted average period of approximately 2.1 years.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Earnings (Loss) per Share

Basic net income or loss available to common stockholders is computed by dividing reported net income or loss available to common stockholders by the weighted average number of common and contingently issuable shares outstanding during each period. As discussed in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2011, we do not issue common stock in settlement of vested restricted stock unit awards until the earliest to occur of (1) the third or fifth anniversary of the grant date, depending upon the vesting period per the grant agreement, (2) the occurrence of a change in control (as defined in the underlying grant agreements), or (3) the recipient’s separation from service. In accordance with the provisions of FASB Codification Topic 260, Earnings Per Share, we include vested restricted stock units in the calculation of basic income or loss per share since the shares will be issued for no cash consideration, and all the necessary conditions for issuance have been satisfied as of the vesting date.

A reconciliation of our (loss) income per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net (loss) income attributable to MPG Office Trust, Inc.	$(34,782)	$23,346
Preferred stock dividends	(4,766)	(4,766)
Net (loss) income available to common stockholders	$(39,548)	$18,580

Denominator:
Weighted average number of common shares outstanding	49,016,989	48,534,283
Net (loss) income available to common stockholders per share – basic	$(0.81)	$0.38

For the three months ended March 31, 2011, approximately 1,324,000 nonqualified stock options, 606,000 shares of nonvested restricted common stock and 454,000 restricted stock units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. For the three months ended March 31, 2010, approximately 1,174,000 restricted stock units, 879,000 nonqualified stock options and 73,000 shares of nonvested restricted common stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations.

Note 13—Properties in Default

Overview

For purposes of this footnote, Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower and City Tower are reported as Properties in Default because their respective mortgage loans were in default as of March 31, 2011 and our ultimate goal is to exit the assets. Although the mortgage loan on Two California Plaza was also in default as of March 31, 2011, we have excluded it from the Properties in Default because our goal is to modify the loan with the special servicer rather than to dispose of the asset. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On January 31, 2011, 500 Orange Tower was placed in receivership pursuant to our written agreement with the special servicer. The receiver will manage the operations of the property, and we will cooperate in any sale of the property. If the property is not sold within the period specified in the agreement, the special servicer is obligated to acquire the property by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. We have no liability in connection with the disposition of the property other than our legal fees. Upon closing of a sale, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership order insulates us against potential recourse events that could occur during the receivership period.
As of March 31, 2011, Stadium Towers Plaza and 2600 Michelson were also in receivership pursuant to written agreements with the respective special servicers entered into during 2010. The terms of such agreements are substantially the same as the agreement described above with respect to 500 Orange Tower.

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	March 31, 2011	December 31, 2010
Investments in real estate, net	$418,268	$420,725
Restricted cash	10,167	30,023
Deferred leasing costs and value of in-place leases, net	8,356	8,862
Other	9,639	8,248
Assets associated with Properties in Default	$446,430	$467,858

Mortgage loans	$660,000	$660,000
Accounts payable and other liabilities	72,755	77,744
Acquired below-market leases, net	9,205	9,996
Obligations associated with Properties in Default	$741,960	$747,740

Intangible Assets and Liabilities

As of March 31, 2011, our estimate of the benefit to rental income of amortization of acquired below-market leases, net of acquired above-market leases, related to Properties in Default is $1.9 million, $1.9 million, $1.5 million, $1.2 million, $1.0 million and $1.7 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price;

•	Tenant financial problems; and/or

•	Experience of our competitors in the same submarket.

During the three months ended March 31, 2011, we performed an impairment analysis on our properties that showed indications of potential impairment based on the indicators described above. No real estate assets in our portfolio were determined to be impaired as of March 31, 2011 as a result of our analysis.

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets would have been impaired at March 31, 2011. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

Based on continuing input from our board of directors and as our business continues to evolve and we work through various alternatives with respect to certain assets, holding periods may be modified and result in additional impairment charges. Continued declines in the market value of commercial real estate also increase the risk of future impairment. As a result, key assumptions used in testing the recoverability of our investments in real estate, particularly with respect to holding periods, can change period-over-period.

Note 15—Disposition and Discontinued Operations

Disposition

On January 31, 2011, we disposed of the 500 Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, which were used for general corporate purposes. No gain or impairment was recorded during the three months ended March 31, 2011 upon disposition of this property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Discontinued Operations

The results of discontinued operations for the three months ended March 31, 2010 are as follows (in thousands):

Revenue:
Rental	$10,166
Tenant reimbursements	1,996
Parking	1,063
Other	84
Total revenue	13,309

Expenses:
Rental property operating and maintenance	3,155
Real estate taxes	1,456
Parking	348
Depreciation and amortization	4,102
Interest	12,376
Loss from early extinguishment of debt	379
Total expenses	21,816

Loss from discontinued operations before gain on settlement of debt	(8,507)
Gain on settlement of debt	49,121
Income from discontinued operations	$40,614

The results of operations for 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza are reflected in the consolidated statement of operations as discontinued operations for the three months ended March 31, 2010. There were no discontinued operations for the three months ended March 31, 2011.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. During the three months ended March 31, 2011 and 2010, we recorded tax provisions of $0.3 million and $0.2 million, respectively, which are included in other expense in our consolidated statements of operations.

MPG Office Trust, Inc. has a net operating loss (“NOL”) carryforward of approximately $814 million as of December 31, 2010. This amount can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In addition, certain other factors (such as a future change in ownership of our stock) may significantly reduce the amount of our existing NOL carryforwards and other tax attributes that we can utilize in the future.

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

Our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
March 31, 2011	$(29,081)	$—	$(29,081)	$—
December 31, 2010	(33,781)	—	(33,781)	—

The value of our interest rate caps is immaterial as of March 31, 2011 and December 31, 2010.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

recognized as part of interest expense in the consolidated statement of operations in the current period.

A summary of the fair value of our derivative financial instruments is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(29,081)	$(33,781)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements are as follows (in thousands):

	For the Three Months Ended
	March 31, 2011		March 31, 2010
	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Location of (Loss) Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$4,700	$308	$392	$—	Interest expense

Interest Rate Swap—

As March 31, 2011 and December 31, 2010, we held an interest rate swap with a notional amount of $425.0 million. As of March 31, 2011, $400.0 million of this swap was assigned to the KPMG Tower mortgage loan. Previously, $25.0 million of this swap was assigned to the 207 Goode construction loan, which was settled upon disposition of the property in 2010. As a result, we recorded an unrealized gain due to hedge ineffectiveness of $0.3 million during the three months ended March 31, 2011 as part of interest expense in continuing operations related to this swap. The swap requires net settlement each month and expires on August 9, 2012.

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of March 31, 2011 and December 31, 2010, we had transferred $25.6 million and $30.7 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets. The cost to terminate the swap as of March 31, 2011 totals $30.7 million, less the $25.6 million in cash held by our counterparty.

During the remainder of 2011, we expect that our return of swap collateral will be in the range of $13 million to $15 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Caps—

As of March 31, 2011 and December 31, 2010, we held interest rate caps with notional amounts totaling $189.8 million. The value of our interest rate caps is immaterial as of March 31, 2011 and December 31, 2010.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage and other loans (excluding mortgages in default) is $1,968.2 million (compared to a carrying amount of $2,450.3 million) as of March 31, 2011. We calculated the fair value of these mortgage and other loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

The carrying amount of mortgages in default totals $1.1 billion as of March 31, 2011, and they bear contractual interest at rates ranging from 10.50% to 10.88%. As of March 31, 2011, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value and when and how they will be settled.

Note 19—Subsequent Events

701 North Brand Disposition

On April 1, 2011, we completed the disposition of 701 North Brand located in Glendale, California to the property’s lender. As a result of the disposition, we were relieved of the obligation to repay the $33.8 million mortgage loan secured by the property and received cash consideration.

550 South Hope Disposition

On April 26, 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $200.0 million mortgage loan secured by the property as well as contractual and default interest.

Brea Corporate Place and Brea Financial Commons Mortgage Loan

On May 1, 2011, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons. The final maturity date of this loan is May 1, 2012, and there are no remaining extension options. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

Unsecured Term Loan

On May 1, 2011, we repaid our $15.0 million unsecured term loan upon maturity using cash on hand.

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

As of March 31, 2011, our Operating Partnership indirectly owns whole or partial interests in 24 office properties, a 350-room hotel and off-site parking garages and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.4% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 12.0 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office and hotel properties from which we derive our net income or loss, which we recognize in accordance with GAAP. The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.6% share of our Operating Partnership.

Our property statistics as of March 31, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	14	21	9,462,979	5,306,954	16,085	9,462,979	5,306,954	16,085
Properties in Default	5	7	1,882,792	1,626,436	5,425	1,882,792	1,626,436	5,425
Unconsolidated joint venture	5	16	3,479,891	1,865,448	5,561	695,978	373,090	1,113
	24	44	14,825,662	8,798,838	27,071	12,041,749	7,306,480	22,623
Percentage Leased
Excluding Properties in Default			84.0%			83.7%
Properties in Default			67.5%			67.5%
Including Properties in Default			81.9%			81.1%

As of March 31, 2011, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 2600 Michelson and 500 Orange Tower (each of which is in receivership), Cerritos Corporate Center and the Westin® Pasadena Hotel.

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

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs. In 2010, we focused on improving our liquidity position through cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, together with reductions in leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses, and we continue to do so in 2011. Given the uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly. We are also working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, recourse obligations and leasing costs.

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

Actual and Potential Sources of Liquidity—

Described below are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs. These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, most importantly asset dispositions and loan refinancings, we will have liquidity-related problems and will be exposed to significant risks. While we believe that we will have adequate cash for our near-term uses, significant issues with access to the liquidity sources identified below could lead to our eventual insolvency. We face additional challenges in connection with our long-term liquidity position due to debt maturities, leasing costs and other factors. For a further discussion of risks associated with (among other matters) recent and potential future loan defaults, current economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position as of March 31, 2011 is as follows (in millions):

Restricted cash:
Leasing and capital expenditure reserves	$23.9
Tax, insurance and other working capital reserves	17.3
Prepaid rent	26.6
Collateral accounts	28.0
Total restricted cash, excluding mortgages in default	95.8
Unrestricted cash and cash equivalents	55.5
Total restricted cash and unrestricted cash and cash equivalents, excluding mortgages in default	151.3
Restricted cash of mortgages in default	20.0
$171.3

The leasing and capital expenditure, tax, insurance and other working capital and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. Of the $28.0 million held in cash collateral accounts by our counterparties as of March 31, 2011, we expect that our return of swap collateral will be in the range of $13 million to $15 million during the remainder of 2011.

The following is a summary of our available leasing reserves (excluding mortgages in default) as of March 31, 2011 (in millions):

Restricted Cash Accounts
LACBD	$14.4
Orange County	6.0
Tri-Cities	2.2
$22.6

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

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

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

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of March 31, 2011, our 20 largest tenants represented 50.4% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Some of our tenants are in the mortgage, financial, insurance and professional services industries, and these industries have been impacted by the current economic climate. Many of our major tenants have experienced or may experience a business downturn, weakening their financial condition. This resulted in increased lease defaults and decreased rent collectability over the last several years. This trend may continue or worsen. In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, and we incurred standard transaction costs (including professional fees and commissions). In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

Asset Dispositions—
We continue to dispose of certain assets, which we expect will help us (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties that we believe have equity value above the debt. In 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza, comprising a combined 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$647.5 million of debt maturing in the next several years and the elimination of $20.4 million in principal repayment and/or debt service guaranties on our 2385 Northside Drive, 17885 Von Karman and 207 Goode construction loans.

During the three months ended March 31, 2011, we disposed of the Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, which were used for general corporate purposes.

Certain of our special purpose property-owning subsidiaries were in default as of March 31, 2011 under CMBS mortgages totaling approximately $1.1 billion secured by six separate office properties totaling approximately 3.2 million square feet (Stadium Towers Plaza, 2600 Michelson, 550 South Hope, 500 Orange Tower, City Tower and Two California Plaza). As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of March 31, 2011.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. We have reached agreements that release us from nearly all potential claims (including most recourse triggers) and establish a definitive outside date by which we will exit Stadium Towers Plaza, 2600 Michelson and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of City Tower. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of the property.

Following notices from us, the mortgage loans encumbering 700 North Central and 801 North Brand were transferred to special servicing in March 2011. The mortgage loans secured by these assets are not in default.

Following notices from us, the mortgage loans encumbering U.S. Bank Tower and Wells Fargo Tower were transferred to special servicing in March 2011. This step permits us to engage in discussions with the respective special servicers. We also delivered a notice of imminent default in March 2011 to the master servicer for the mortgage loan on Gas Company Tower requesting it be transferred to special servicing (which has not yet occurred). The mortgage loans secured by these assets are not in default.

During the remainder of 2011, it is likely that additional special purpose property-owning subsidiaries will default and/or send notices of imminent default on non-recourse loans where the relevant project is or will be suffering from cash shortfalls and be unable or unwilling to fund operating expenses and/or debt service obligations.

Following a wide marketing process, we are working to finalize the sale of the Westin® Pasadena Hotel to a specific buyer. A purchase and sale agreement and due diligence have been completed, and we are awaiting approval of the buyer from the City of Pasadena, after which management believes that there will be no significant conditions to closing.  At closing, the Company intends to repay the $79.2 million loan that presently encumbers both the hotel and the Plaza Las Fuentes office building and retail space.  We are working with a lender to potentially obtain a new mortgage secured by the Plaza Las Fuentes office building and retail space once the hotel

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sale and payoff of the existing loan are completed.  Proceeds from the potential new financing would be used for general corporate purposes.  While management believes that both the Westin® Pasadena Hotel sale and the new financing on Plaza Las Fuentes will occur, we cannot assure you that (1) we will obtain the City of Pasadena’s approval of the buyer, (2) we will successfully complete the disposition of the Westin® Pasadena Hotel or (3) we will be able to obtain a new mortgage on the Plaza Las Fuentes office building and retail space.  If we are unable to accomplish all of the foregoing, our liquidity situation would be significantly impacted.

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

In addition, certain of our material debt obligations require us to comply with financial and other covenants, including, but not limited to, net worth and liquidity covenants, due on sale clauses, change in control restrictions, listing requirements and other financial requirements. Some or all of these covenants could prevent or delay our ability to dispose of identified properties. For a discussion of other factors that may affect our ability to dispose of certain assets, see Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

Furthermore, we agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 59.2% of our Effective Portfolio’s aggregate annualized rent as of March 31, 2011 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

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

As of March 31, 2011, we have executed leases (excluding those related to mortgages in default) that contractually commit us to pay $29.5 million in unpaid leasing costs, of which $2.9 million is contractually due in 2012, $0.4 million in 2013, $1.0 million in 2014 and $12.6 million in 2015 and beyond. The remaining $12.6 million is contractually available for payment to tenants upon request during 2011, but actual payment is largely determined by the timing of requests from those tenants.

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

As included in the summary table of available leasing reserves shown above, we have $22.6 million in available leasing reserves as of March 31, 2011. We incurred approximately $14 per square foot, $26 per square foot and $21 per square foot in leasing costs on new and renewal leases executed during the three months ended March 31, 2011 and the years ended December 31, 2010 and 2009, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of March 31, 2011, we had $3.6 billion of total consolidated debt, including $1.1 billion of debt associated with mortgages in default. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. During the three months ended March 31, 2011, we made debt service payments totaling $40.2 million, and the respective special servicers applied $22.5 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by 550 South Hope, Stadium Towers Plaza, 500 Orange Tower and City Tower. We made no debt service payments with unrestricted cash during the three months ended March 31, 2011 related to mortgages in default subsequent to the default date.

Principal Payment Obligations. As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and current economic conditions. We do not have any committed financing sources available to refinance our debt as it matures. For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Part I, Item 1A. in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of our debt maturing in 2011 and 2012 is as follows (in millions):

	2011	2012	Maturity Date if Fully Extended
Unsecured term loan	$15.0	$—
Mortgage loans:
Plaza Las Fuentes	79.2	—	2013
Brea Corporate Place/Brea Financial Commons	—	109.0
KPMG Tower	—	400.0
	$94.2	$509.0

Our unsecured term loan matured on May 1, 2011 and was repaid using cash on hand. See “Subsequent Events.”

Our Brea Corporate Place/Brea Financial Commons mortgage was extended to May 2012. See “Subsequent Events.” We have no extension options remaining on this loan.

Our Plaza Las Fuentes mortgage has two one-year extension options remaining as of March 31, 2011. The extension requirements include, among other things, meeting a debt service coverage ratio test and a loan-to-value test. We currently meet the debt service ratio and loan-to-value tests needed to extend this loan until September 2012. If we are unable to fulfill the extension conditions, we could elect to make a paydown on this loan in order to obtain an extension. We are currently working to refinance this loan in connection with the disposition of the Westin® Pasadena Hotel so as to generate net proceeds. There can be no assurance that we will be successful in disposing of the hotel property or refinancing the office property.

Our KPMG Tower mortgage matures in October 2012. We expect that this loan will require a substantial paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make this significant paydown. We may seek to obtain the necessary capital through the disposition of other assets with equity above the debt and/or the issuance of debt or equity securities.

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

We have significant covenants in our loan agreements, including: (1) required levels of tangible worth, interest coverage, fixed charge coverage and liquidity, (2) that we will not engage in certain types of transactions without lender consent unless our stock is listed on the New York Stock Exchange (“NYSE”) and/or another

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

nationally recognized stock exchange, and (3) receipt of an unqualified audit opinion on our annual financial statements. Although we were in compliance with these covenants as of March 31, 2011, some of the actions we may take in connection with our liquidity situation or other circumstances outside of our control could result in non-compliance under one or more of these covenants at future measurement dates. We are taking active steps to address any potential non-compliance issues. However, any covenant modifications would likely require a payment by us to secure lender approval. No assurance can be given that we will be able to secure modifications to the covenants on terms acceptable to us or at all. The impact of non-compliance varies based on the terms of the applicable loan agreement, but in some cases could result in the acceleration of a significant financial obligation.

In addition, recourse obligations impact our ability to dispose of certain assets on favorable terms or at all and present challenges to our liquidity position. As described elsewhere in this report, we recently disposed of several assets and are working to dispose of several additional assets. For many of these assets, the market value of the asset is insufficient to satisfy the applicable loan balance. Although most of our property-level indebtedness is non-recourse, our Operating Partnership has several potential contingent obligations described in “—Indebtedness—Operating Partnership Contingent Obligations.” If project-level debt is accelerated where a project’s assets are not sufficient to repay such debt in full, any recourse obligation would require a cash payment by our Operating Partnership. The recourse obligations also impact our ability to dispose of the underlying assets on favorable terms or at all. In some cases we may continue to own properties that operate at a loss because we do not believe it to be in our best interests to fund the recourse obligations in the case of a foreclosure of the property.

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of March 31, 2011, we had transferred $25.6 million in cash to our counterparty to satisfy our collateral posting requirement under the swap. The cost to terminate the swap as of March 31, 2011 totals $30.7 million, less the $25.6 million in cash held by our counterparty.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both the termination value of the swap and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of March 31, 2011, one-month LIBOR was 0.24%. As of March 31, 2011, each 0.25% weighted average decrease in expected future LIBOR rates during the remaining swap term would result in the requirement to post approximately $2 million in additional cash collateral, while each 0.25% weighted average increase in expected future LIBOR rates during the remaining swap term would result in the return to us of approximately $2 million in cash collateral from our counterparty. Accordingly, movements in expected future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during the remainder of 2011.

During the remainder of 2011, we expect that our return of swap collateral will be in the range of $13 million to $15 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

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

Distributions to Common and Preferred Stockholders and Unit Holders—

We are required to distribute 90% of our REIT taxable income (excluding net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We have historically funded a portion of our distributions from borrowings, and have distributed amounts in excess of our REIT taxable income. We may be required to use future borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. As December 31, 2010, MPG Office Trust, Inc. had a net operating loss carryforward of approximately $814 million. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and distributions on our common and preferred stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2011 to maintain our REIT status.

On December 19, 2008, our board of directors suspended the payment of dividends on our 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of April 30, 2011, we have missed ten quarterly dividend payments totaling $47.7 million. Upon missing six quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A Preferred Stock became entitled to elect two additional members to our board of directors (the “Preferred Directors”). On February 2, 2011, holders of our Series A Preferred Stock elected the Preferred Directors, who will serve on our board until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.

All distributions to common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

Mortgage and Other Loans

As of March 31, 2011, our consolidated debt was comprised of mortgage loans secured by 19 properties and one unsecured term loan. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.24% as of March 31, 2011. A summary of our consolidated debt as of March 31, 2011 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$1,847.1	51.59%	5.44%	5 years
Variable-rate swapped to fixed-rate	400.0	11.17%	7.16%	2 years
Variable-rate	203.2	5.68%	3.03%	1 year
Total debt, excluding mortgages in default	2,450.3	68.44%	5.52%	4 years
Mortgages in default	1,130.0	31.56%	10.65%
	$3,580.3	100.00%	7.14%

As of March 31, 2011, our ratio of total consolidated debt to total consolidated market capitalization was 88.7% of our total market capitalization of $4.0 billion (based on the closing price of our common stock of $3.71 per share on the NYSE on March 31, 2011). Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 94.9% as of March 31, 2011. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of March 31, 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2011 is as follows (in thousands, except percentage amounts):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service (2)
Floating-Rate Debt
Unsecured term loan (3)	3.99%	5/1/2011	$15,000	$607

Variable-Rate Mortgage Loans:
Plaza Las Fuentes (4)	3.99%	9/29/2011	79,200	3,207
Brea Corporate Place (5)	2.19%	5/1/2012	70,468	1,567
Brea Financial Commons (5)	2.19%	5/1/2012	38,532	857
Total variable-rate mortgage loans			188,200	5,631

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (6)	7.16%	10/9/2012	400,000	29,054
Total floating-rate debt			603,200	35,292

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
Glendale Center	5.82%	8/11/2016	125,000	7,373
801 North Brand	5.73%	4/6/2015	75,540	4,386
The City – 3800 Chapman	5.93%	5/6/2017	44,370	2,666
701 North Brand (7)	5.87%	10/1/2016	33,750	2,009
700 North Central	5.73%	4/6/2015	27,460	1,594
Total fixed-rate rate debt			1,847,120	101,829
Total debt, excluding mortgages in default			2,450,320	137,121

Mortgages in Default
Two California Plaza (8)	10.50%	5/6/2017	470,000	50,035
550 South Hope (9) (10)	10.67%	5/6/2017	200,000	21,638
City Tower (9)	10.85%	5/10/2017	140,000	15,398
500 Orange Tower (9)	10.88%	5/6/2017	110,000	12,136
2600 Michelson (9)	10.69%	5/10/2017	110,000	11,927
Stadium Towers Plaza (9)	10.78%	5/11/2017	100,000	10,934
Total mortgages in default			1,130,000	122,068
Total consolidated debt			3,580,320	$259,189
Debt discount			(1,693)
Total consolidated debt, net			$3,578,627
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The March 31, 2011 one-month LIBOR rate of 0.24% was used to calculate interest on the variable-rate loans.

(3)	This loan bears interest at a variable rate of LIBOR plus 3.75%. This loan was repaid in full upon maturity. See “Subsequent Events.”

(4)
This loan bears interest at a variable rate of LIBOR plus 3.75%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the loan term, excluding extension periods. Two one-year extensions are available at our option, subject to certain conditions, some of which we may be unable to fulfill.

(5)
This loan bears interest at a variable rate of LIBOR plus 1.95%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term. This loan was extended until May 1, 2012. See “Subsequent Events.”

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(6)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(7)	We disposed of 701 North Brand on April 1, 2011. See “Subsequent Events.”

(8)
On March 7, 2011, our special purpose property-owning subsidiary that owns Two California Plaza defaulted on the mortgage loan secured by the property. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. If we are successful in modifying the mortgage loan, the settlement date and treatment of principal will be as set forth in the modified loan agreement.

(9)
Our special purpose property-owning subsidiary that owns this property is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

(10)	We disposed of 550 South Hope on April 26, 2011. See “Subsequent Events.”

Mortgages in Default

As of March 31, 2011, we are in default on $1.1 billion of mortgage loans that have contractual maturity dates in 2017 per the terms of the loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement date and treatment of principal and interest (including default interest) will be as set forth in the modified loan agreement.

The interest expense recorded in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Three Months Ended
		March 31, 2011		March 31, 2010
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
550 South Hope (1)	August 6, 2009	$2,835	$2,500	$2,835	$2,500
2600 Michelson	August 11, 2009	1,566	1,375	1,566	1,375
Stadium Towers Plaza	August 11, 2009	1,446	1,250	1,446	1,250
500 Orange Tower	January 6, 2010	1,618	1,375	1,618	1,298
City Tower	September 11, 2010	2,047	1,750	—	—
Two California Plaza	March 7, 2011	1,795	1,828	—	—
		$11,307	$10,078	$7,465	$6,423
_________

(1)	We disposed of 550 South Hope on April 26, 2011. See “Subsequent Events.”

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. We have reached agreements that release us from nearly all potential claims (including most recourse triggers) and establish a definitive outside date by which we will exit Stadium Towers Plaza, 2600 Michelson and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of City Tower. We also cannot assure you that we will be successful in modifying the

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of the property.

Notices of Imminent Default

Following notices from us, the mortgage loans encumbering 700 North Central and 801 North Brand were transferred to special servicing in March 2011. The mortgage loans secured by these assets are not in default.

Following notices from us, the mortgage loans encumbering U.S. Bank Tower and Wells Fargo Tower were transferred to special servicing in March 2011. This step permits us to engage in discussions with the respective special servicers. We also delivered a notice of imminent default in March 2011 to the master servicer for the mortgage loan on Gas Company Tower requesting it be transferred to special servicing (which has not yet occurred). The mortgage loans secured by these assets are not in default.

During the remainder of 2011, it is likely that additional special purpose property-owning subsidiaries will default and/or send notices of imminent default on non-recourse loans where the relevant project is or will be suffering from cash shortfalls and be unable or unwilling to fund operating expenses and/or debt service obligations.

Debt Covenants

The terms of our Plaza Las Fuentes mortgage require our Operating Partnership to comply with financial ratios relating to minimum amounts of tangible net worth, interest coverage, fixed charge coverage and liquidity. We were in compliance with such covenants as of March 31, 2011.

Operating Partnership Contingent Obligations

In connection with the issuance of otherwise non-recourse loans obtained by certain special purpose property-owning subsidiaries of our Operating Partnership, our Operating Partnership provided various forms of partial guaranties to the lenders originating those loans. These guaranties are contingent obligations that could give rise to defined amounts of recourse against our Operating Partnership, should the special purpose property-owning subsidiaries be unable to satisfy certain obligations under otherwise non-recourse loans. These obligations are partial guaranties of certain otherwise non-recourse debt of special purpose property-owning subsidiaries of our Operating Partnership, for which the interest expense and debt is included in our consolidated financial statements, are more fully described below.

Debt Service Guaranty—

As a condition to closing the fixed-rate mortgage loan on 3800 Chapman in 2007, our Operating Partnership entered into a debt service guaranty. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, and (iii) the rollover reserve. The guaranty can expire before its term upon determination by the lender that the property has achieved a debt service coverage ratio (as defined in the loan agreement) of at least 1.10 to 1.00 for two consecutive calculation dates.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table provides information regarding our debt service guaranty as of March 31, 2011:

Property	Rentable Square Feet	Leased Percentage	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
3800 Chapman	158,767	75.9%	5/6/2017	$ 2.7M	$ 2.7M
__________

(1)	Annual debt service represents annual interest expense only.

(2)	Tax and insurance reserve payment obligations are reflected as deductions to derive in-place annual cash NOI. In-place annual cash NOI represents actual first quarter 2011 cash NOI multiplied by four.

During the term of the guaranty shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

The total amount our Operating Partnership would owe the lender under the debt service guaranty if the property were generating no in-place cash NOI would be $2.1 million, $2.8 million, $2.8 million, $2.8 million, $2.8 million and $3.8 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

Plaza Las Fuentes Mortgage Guarantee Obligations—

In connection with our special purpose property-owning subsidiary’s entry into a mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel, our Operating Partnership entered into two guarantees on September 29, 2008 related to space leased to East West Bank (90,773 rentable square feet) and Fannie Mae (61,655 rentable square feet). If either tenant defaults on its lease payments, as defined in the loan agreement, our Operating Partnership is required to either post a standby letter of credit or deposit cash with the lender’s agent equal to (1) $50.00 per square foot of space leased by the defaulting tenant (“PLF Leasing Reserve”) and (2) one year of rent based on the defaulting tenant’s contractual rate (“PLF Interest Reserve”). The PLF Leasing Reserve would be available to us for reimbursement of leasing expenditures incurred to re-lease the defaulted space, and the PLF Interest Reserve would be available for payment of loan interest. We are required to replenish the PLF Interest Reserve if the remaining balance falls below six months’ worth of rent, provided that, in no event shall the amount deposited (initial and subsequent deposits) exceed 24 months of rent for the defaulting tenant. As of March 31, 2011, our total contingent obligation related to our guaranty of the PLF Leasing Reserve is approximately $7.6 million, while our total contingent obligation related to our guaranty of the PLF Interest Reserve is approximately $11 million. As of March 31, 2011 and through the date of this report, both tenants are current on their lease payments.

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

As of March 31, 2011, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.6 billion as of March 31, 2011). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if all of the “non-recourse carve out” guarantees were triggered.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

Results of Operations

Our results of operations for the three months ended March 31, 2011 compared to March 31, 2010 were affected by dispositions made during 2010. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are our hotel and the properties in our office portfolio, with the exception of the Properties in Default and our joint venture properties. The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business. Given the default status of the Properties in Default and our current business plan, management has excluded the results of the Properties in Default from the analysis of our Same Properties Portfolio as they believe the Company ultimately will not bear the benefit or burden of the operating performance of these properties prior to their disposition. We have excluded Two California Plaza from the Properties in Default because our goal is to modify the loan with the special servicer rather than to dispose of the asset.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	3/31/2011	3/31/2010			3/31/2011	3/31/2010
Revenue:
Rental	$50.0	$52.1	$(2.1)	(4)%	$58.0	$62.5	$(4.5)	(7)%
Tenant reimbursements	20.5	21.9	(1.4)	(6)%	21.9	23.3	(1.4)	(6)%
Hotel operations	5.0	5.2	(0.2)	(5)%	5.0	5.2	(0.2)	(5)%
Parking	8.9	10.1	(1.2)	(12)%	9.6	10.9	(1.3)	(11)%
Management, leasing and development services	—	—	—	—%	1.0	1.0	—	—%
Interest and other	0.1	0.1	—	—%	0.3	0.2	0.1	50%
Total revenue	84.5	89.4	(4.9)	(5)%	95.8	103.1	(7.3)	(7)%

Expenses:
Rental property operating and maintenance	18.5	18.7	(0.2)	(1)%	22.1	22.3	(0.2)	(1)%
Hotel operating and maintenance	3.6	3.7	(0.1)	(5)%	3.6	3.7	(0.1)	(5)%
Real estate taxes	7.4	7.3	0.1	1%	8.1	8.0	0.1	1%
Parking	2.5	2.6	(0.1)	(4)%	2.8	2.9	(0.1)	(3)%
General and administrative	—	—	—	—%	6.7	7.6	(0.9)	(12)%
Other expense	1.3	1.3	—	—%	1.7	1.5	0.2	18%
Depreciation and amortization	23.5	24.2	(0.7)	(3)%	27.9	31.0	(3.1)	(10)%
Interest	44.7	41.6	3.1	8%	62.6	57.6	5.0	9%
Total expenses	101.5	99.4	2.1	2%	135.5	134.6	0.9	1%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(17.0)	(10.0)	(7.0)		(39.7)	(31.5)	(8.2)
Equity in net loss of unconsolidated joint venture	—	—	—		(0.3)	0.2	(0.5)
Gain on sale of real estate	—	—	—		—	16.6	(16.6)
Loss from continuing operations	$(17.0)	$(10.0)	$(7.0)		$(40.0)	$(14.7)	$(25.3)
Income from discontinued operations					$—	$40.6	$(40.6)

Rental Revenue

Same Properties Portfolio rental revenue decreased $2.1 million, or 4%, while Total Portfolio rental revenue decreased $4.5 million, or 7%, for the three months ended March 31, 2011 as compared to March 31, 2010, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2010 at our core properties combined with lower occupancy at the Properties in Default.

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $1.4 million, or 6%, while Total Portfolio tenant reimbursements revenue decreased $1.4 million, or 6%, for the three months ended March 31, 2011 as compared to March 31, 2010, primarily due to lower occupancy and decreases in rental property operating and

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

maintenance billed to tenants.
Parking Revenue

Same Properties Portfolio parking revenue decreased $1.2 million, or 12%, while Total Portfolio parking revenue decreased $1.3 million, or 11%, for the three months ended March 31, 2011 as compared to March 31, 2010, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal and the non-renewal of a non-tenant parking contract at an off-site garage.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $0.9 million, or 12%, for the three months ended March 31, 2011 as compared to March 31, 2010, largely as a result of lower compensation expense resulting from the departure of a member of our senior management in the fourth quarter of 2010 combined with headcount reductions resulting from property dispositions and reduced stock-based compensation costs as a result of the departure of certain members of senior management during 2010.

Depreciation and Amortization Expense

Total Portfolio depreciation and amortization expense decreased $3.1 million, or 10%, for the three months ended March 31, 2011 as compared to March 31, 2010, mainly due to a reduction in the carrying amount of various properties as a result of impairment charges recorded in 2010.

Interest Expense

Same Properties Portfolio interest expense increased $3.1 million, or 8%, while Total Portfolio interest expense increased $5.0 million, or 9%, for the three months ended March 31, 2011 as compared to March 31, 2010, mainly due to the accrual of default interest on City Tower and Two California Plaza. The mortgages on these properties were not in default as of March 31, 2010.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in our Total Portfolio for the three months ended March 31, 2010 as the result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage.

Discontinued Operations

Our income from discontinued operations of $40.6 million for the three months ended March 31, 2010 was comprised primarily of a $49.1 million gain on settlement of debt related to the disposition of Griffin Towers.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below.

	For the Three Months Ended		Increase/ (Decrease)
	March 31, 2011	March 31, 2010
	(In thousands)
Net cash (used in) provided by operating activities	$(19,188)	$436	$(19,624)
Net cash provided by investing activities	28,851	113,608	(84,757)
Net cash used in financing activities	(1,032)	(113,791)	112,759

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. During 2011, we are focused on preserving and generating cash sufficient to fund our liquidity needs. See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash used in operating activities during the three months ended March 31, 2011 totaled $19.2 million, compared to net cash provided by operating activities during the three months ended March 31, 2010 of $0.4 million. Application of restricted cash totaling $22.5 million held at the property level to pay contractual interest on the mortgage loans secured by 550 South Hope, Stadium Towers Plaza, 500 Orange Tower and City Tower was the primary driver of the change in net cash used by operating activities in 2011 compared to 2010.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our operating properties. In the past, we funded restricted cash reserves at loan inception which we then used to pay for activities at our operating properties. Net cash provided by investing activities was $28.9 million during the three months ended March 31, 2011, compared to net cash provided by investing activities of $113.6 million during the three months ended March 31, 2010. Lower cash generated from property dispositions, partially offset by application of restricted cash held at the property level to pay contractual interest on mortgage loans in default, was the source of the reduction in net cash provided by investing activities in 2011.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $1.0 million during the three months ended March 31, 2011, compared to net cash used in financing activities of $113.8 million during the three months ended March 31, 2010. The lack of debt repayment activity in 2011 associated with property dispositions was the cause of the decrease in net cash used in financing activities during the period. During the remainder of 2011, we expect to continue to use funds received upon disposition of properties to repay the mortgage loans encumbering those properties. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay dividends and

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

distributions on our common and preferred stock for the foreseeable future.

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

We own undeveloped land that we believe can support up to approximately 4 million square feet of office and mixed-use development and approximately 4 million square feet of structured parking, excluding development sites that are encumbered by mortgage loans on the 2600 Michelson and Stadium Towers Plaza properties, which are in default.

Off-Balance Sheet Arrangements

We have certain off-balance sheet arrangements, which we believe are appropriately disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on March 16, 2011 and elsewhere. We do not believe that any of these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of March 31, 2011, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Principal payments on mortgage and other loans –
Consolidated obligation, excluding mortgages in default	$94,200	$509,000	$533,000	$—	$103,000	$1,211,120	$2,450,320
Mortgages in default (1)	—	—	—	—	—	1,130,000	1,130,000
Interest payments –
Fixed-rate debt (2)	74,866	99,820	90,975	71,360	66,953	62,577	466,551
Variable-rate debt (3)	25,709	25,474	—	—	—	—	51,183
Mortgages in default (1)	143,212	100,430	100,430	100,430	100,430	135,757	680,689
Capital leases (4)	443	348	266	135	136	218	1,546
Operating lease (5)	625	857	885	313	—	—	2,680
Lease termination agreement (6)	645	—	—	—	—	—	645
Property disposition obligations –
Joint venture properties (7)	314	308	383	105	—	—	1,110
Lease takeover obligation (8)	583	792	799	833	841	424	4,272
Tenant-related commitments (9) –
Consolidated obligation, excluding mortgages in default	12,595	2,926	395	965	318	12,251	29,450
Mortgages in default	3,309	2,261	7	5	1,064	—	6,646
Parking easement obligations (10)	896	—	—	—	—	—	896
Air space and ground leases (11)	2,498	3,330	3,330	3,720	3,720	341,772	358,370
	$359,895	$745,546	$730,470	$177,866	$276,462	$2,894,119	$5,184,358
__________

(1)
Amounts shown for principal payments related to mortgages in default reflect the contractual maturity dates per the loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. For any properties that we are successful in modifying the mortgage loan, the settlement date will be as set forth in the modified loan agreement. Amounts shown for interest related to mortgages in default are based on contractual and default interest rates per the loan agreements. Interest amounts that were contractually due and unpaid as of March 31, 2011 are included in the 2011 column. For properties that are disposed of, management does not intend to settle principal and interest amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement of interest (including default interest) will be as set forth in the modified loan agreement.

(2)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.24% as of March 31, 2011 plus the contractual spread per the loan agreement.

(4)	Includes principal and interest payments.

(5)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The subtenants are current on their sublease payments as of March 31, 2011. The amounts mitigated through future sublease payments total $455, $630, $653, and $237 for the years ended December 31, 2011, 2012, 2013 and 2014, respectively.

(6)	Includes payments to be made pursuant to a lease termination agreement for fourth floor office space at 1733 Ocean.

(7)	Includes master lease obligations related to our joint venture with Charter Hall Group.

(8)
Includes a gross lease takeover obligation at a property that was disposed of in 2009. We have mitigated this obligation through a sublease of that space to a third-party tenant. The subtenant is currently in default under their sublease due to nonpayment of rent. We may be required to evict the subtenant, file a claim for damages and pursue a new subtenant for the space.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(9)
Tenant-related commitments are based on executed leases as of March 31, 2011. We are not currently funding tenant-related commitments for mortgages in default. Amounts are being funded by the special servicers using restricted cash held at the property level.

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

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Management, investment advisory and development fees and leasing commissions	$939	$961

	March 31, 2011	December 31, 2010
Accounts receivable	$1,377	$1,819

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K filed with the SEC on March 16, 2011 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the three months ended March 31, 2011.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

701 North Brand Disposition

On April 1, 2011, we completed the disposition of 701 North Brand located in Glendale, California to the property’s lender. As a result of the disposition, we were relieved of the obligation to repay the $33.8 million mortgage loan secured by the property and received cash consideration.

550 South Hope Disposition

On April 26, 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $200.0 million mortgage loan secured by the property as well as contractual and default interest.

Brea Corporate Place and Brea Financial Commons Mortgage Loan

On May 1, 2011, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons. The final maturity date of this loan is May 1, 2012, and there are no remaining extension options. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

Unsecured Term Loan

On May 1, 2011, we repaid our $15.0 million unsecured term loan upon maturity using cash on hand.

Non-GAAP Supplemental Measure

Funds from operations (“FFO”) is a widely recognized measure of REIT performance. We calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income or loss (as computed in accordance with GAAP), excluding gains from disposition of property (but including impairments and provisions for losses on property held for sale), plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements). Adjustments for our unconsolidated joint venture are calculated to reflect FFO on the same basis.

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

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of our performance is limited. Other Equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other Equity REITs’ FFO. As a result, FFO should be considered only as a supplement to net income or loss as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for cash flows from operating activities (as computed in accordance with GAAP).

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of the net (loss) income available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Three Months Ended
		March 31, 2011	March 31, 2010
Net (loss) income available to common stockholders		$(39,548)	$18,580

Add:	Depreciation and amortization of real estate assets	27,787	34,988
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	1,701	1,898
	Net (loss) income attributable to common units of our Operating Partnership	(5,205)	2,584
	Unallocated losses – unconsolidated joint venture (1)	—	(962)
Deduct:	Gain on sale of real estate	—	16,591

Funds from operations available to common stockholders and unit holders (FFO)		$(15,265)	$40,497
Company share of FFO (2)		$(13,490)	$35,552

FFO per share – basic		$(0.28)	$0.73
FFO per share – diluted		$(0.28)	$0.72
___________

(1)	Amount represents our 20% ownership interest in our joint venture with Charter Hall Group.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 88.4% and 87.8% for the three months ended March 31, 2011 and 2010, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 16, 2011 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2010.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

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

Item 1A.    Risk Factors.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, potential asset dispositions and loan modifications, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated FFO, market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 16, 2011. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Recent Sales of Unregistered Securities: None.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

Item 3.    Defaults Upon Senior Securities.

Mortgages in Default

As of March 31, 2011, certain of our special purpose property-owning subsidiaries were in default under non-recourse mortgage loans. Amounts due under these loans that are unpaid as of the date of this report are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
550 South Hope (1)	August 6, 2009	$24,743	$753	$25,496
2600 Michelson	August 11, 2009	17,803	1,357	19,160
Stadium Towers Plaza	August 11, 2009	13,187	213	13,400
500 Orange Tower	January 6, 2010	12,073	1,641	13,714
City Tower	September 11, 2010	8,080	391	8,471
Two California Plaza	March 7, 2011	3,590	—	3,590
		$79,476	$4,355	$83,831
_________

(1)	We disposed of 550 South Hope on April 26, 2011.

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreements and late fees assessed by the special servicers. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement date and treatment of principal and interest (including default interest) will be as set forth in the modified loan agreement.

The continuing default by our special purpose property-owning subsidiaries under those non-recourse loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loan. There are several potential outcomes on each of these properties, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loan. We are in various stages of negotiations with the special servicers on each of these assets, with the goal of reaching a cooperative resolution for each asset quickly. We have reached agreements that release us from nearly all potential claims (including most recourse triggers) and establish a definitive outside date by which we will exit Stadium Towers Plaza, 2600 Michelson and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of City Tower. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of the property.

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of April 30, 2011, we have missed ten quarterly dividend payments totaling $47.7 million.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated May 10, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 10, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated May 10, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

__________

*	Filed herewith.
**	Furnished herewith.

(1)    This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of May 10, 2011

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)