Form 10-Q
period 2011-06-30
MPG Office Trust, Inc.
filed 2011-08-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2011
Common Stock, $0.01 par value per share	50,955,772 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2011

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	2
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	59
Item 4.	Controls and Procedures.	59

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	60
Item 1A.	Risk Factors.	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	61
Item 3.	Defaults Upon Senior Securities.	62
Item 4.	(Removed and Reserved).	63
Item 5.	Other Information.	63
Item 6.	Exhibits.	63
Signatures		64
Exhibits
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.
MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real estate:
Land	$263,312	$313,942
Acquired ground leases	55,801	55,801
Buildings and improvements	1,996,196	2,280,878
Land held for development	87,276	92,001
Tenant improvements	287,797	300,052
Furniture, fixtures and equipment	2,088	20,512
	2,692,470	3,063,186
Less: accumulated depreciation	(636,119)	(668,328)
Investments in real estate, net	2,056,351	2,394,858

Cash and cash equivalents	65,985	46,864
Restricted cash	97,953	142,795
Rents and other receivables, net	3,666	5,809
Deferred rents	55,992	60,609
Deferred leasing costs and value of in-place leases, net	79,467	91,311
Deferred loan costs, net	10,261	13,972
Other assets	13,104	14,794
Total assets	$2,382,779	$2,771,012

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other loans	$3,140,841	$3,576,493
Accounts payable and other liabilities	150,437	196,015
Acquired below-market leases, net	30,835	44,026
Total liabilities	3,322,113	3,816,534

Deficit:
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 7.625% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference, 10,000,000 shares issued and outstanding	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,558,961 and 48,925,499 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	496	489
Additional paid-in capital	705,006	702,556
Accumulated deficit and dividends	(1,507,104)	(1,594,407)
Accumulated other comprehensive loss	(24,616)	(29,079)
Total stockholders’ deficit	(826,118)	(920,341)
Noncontrolling Interests:
Common units of our Operating Partnership	(113,216)	(125,181)
Total deficit	(939,334)	(1,045,522)
Total liabilities and deficit	$2,382,779	$2,771,012

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Rental	$53,639	$55,930	$107,327	$112,756
Tenant reimbursements	20,662	21,090	41,316	43,036
Parking	9,193	9,730	18,227	19,912
Management, leasing and development services	1,126	1,062	2,125	2,023
Interest and other	1,800	234	1,995	451
Total revenue	86,420	88,046	170,990	178,178

Expenses:
Rental property operating and maintenance	21,578	20,629	41,858	41,158
Real estate taxes	7,495	7,355	14,990	14,691
Parking	2,290	2,500	4,818	5,105
General and administrative	5,308	6,517	11,999	14,124
Other expense	1,917	1,603	3,679	3,052
Depreciation and amortization	25,890	26,204	51,273	54,449
Interest	56,380	48,420	109,688	96,557
Loss from early extinguishment of debt	164	—	164	—
Total expenses	121,022	113,228	238,469	229,136

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(34,602)	(25,182)	(67,479)	(50,958)
Equity in net loss of unconsolidated joint venture	(21)	196	(333)	397
Gain on sale of real estate	—	—	—	16,591
Loss from continuing operations	(34,623)	(24,986)	(67,812)	(33,970)

Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(18,182)	(31,190)	(24,980)	(45,397)
Gains on settlement of debt	127,849	—	127,849	49,121
Gains on sale of real estate	63,629	—	63,629	—
Income (loss) from discontinued operations	173,296	(31,190)	166,498	3,724

Net income (loss)	138,673	(56,176)	98,686	(30,246)
Net (income) loss attributable to common units of our Operating Partnership	(15,483)	7,421	(10,278)	4,837
Net income (loss) attributable to MPG Office Trust, Inc.	123,190	(48,755)	88,408	(25,409)
Preferred stock dividends	(4,766)	(4,766)	(9,532)	(9,532)
Net income (loss) available to common stockholders	$118,424	$(53,521)	$78,876	$(34,941)

Basic income (loss) per common share:
Loss from continuing operations	$(0.71)	$(0.54)	$(1.39)	$(0.79)
Income (loss) from discontinued operations	3.13	(0.56)	3.00	0.07
Net income (loss) available to common stockholders per share	$2.42	$(1.10)	$1.61	$(0.72)

Weighted average number of common shares outstanding	49,040,268	48,692,588	49,028,693	48,613,815

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(30,069)	$(21,363)	$(58,844)	$(28,668)
Income (loss) from discontinued operations	153,259	(27,392)	147,252	3,259
	$123,190	$(48,755)	$88,408	$(25,409)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net income (loss):	$98,686	$(30,246)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	333	(397)
Depreciation and amortization	55,150	66,709
Impairment of long-lived assets	13,888	17,447
Gains on settlement of debt	(127,849)	(49,121)
Gains on sale of real estate	(63,629)	(16,591)
Loss from early extinguishment of debt	399	485
Deferred rent expense	1,026	1,023
Provision for doubtful accounts	745	1,383
Revenue recognized related to below-market leases, net of acquired above-market leases	(6,492)	(8,399)
Deferred rental revenue	(910)	(3,790)
Compensation cost for share-based awards, net	2,495	1,872
Amortization of deferred loan costs	3,576	3,253
Unrealized (gain) loss due to hedge ineffectiveness, net	(552)	173
Changes in assets and liabilities:
Rents and other receivables	71	(2,590)
Deferred leasing costs	(5,020)	(4,517)
Other assets	(1,458)	1,166
Accounts payable and other liabilities	9,576	33,542
Net cash (used in) provided by operating activities	(19,965)	11,402
Cash flows from investing activities:
Proceeds from dispositions of real estate, net	136,641	106,637
Expenditures for improvements to real estate	(4,466)	(11,344)
Investment in unconsolidated joint venture	(620)	—
Decrease in restricted cash	42,689	5,633
Net cash provided by investing activities	174,244	100,926
Cash flows from financing activities:
Proceeds from construction loans	—	2,781
Principal payments on:
Mortgage loans	(119,896)	(98,087)
Construction loans	—	(29,234)
Unsecured term loan	(15,000)	(7,420)
Capital leases	(262)	(618)
Net cash used in financing activities	(135,158)	(132,578)
Net change in cash and cash equivalents	19,121	(20,250)
Cash and cash equivalents at beginning of period	46,864	90,982
Cash and cash equivalents at end of period	$65,985	$70,732

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$105,962	$92,196
Supplemental disclosure of non-cash investing and financing activities:
Buyer assumption of mortgages loans secured by properties disposed of	$184,665	$52,000
Debt and related interest forgiven by lender	123,929	49,121
Mortgage loan and related interest satisfied in connection with transfer of deed	33,920	24,500
Increase in fair value of interest rate swaps and caps, net	8,795	895
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	621	916
Common units of our Operating Partnership converted to common stock	—	180

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand properties, whose mortgage loans were in default as of June 30, 2011 and where our ultimate goal is to exit the assets. In addition to the mortgage loans secured by the Properties in Default, the mortgage loan secured by Two California Plaza is also in default as of June 30, 2011. We have excluded Two California Plaza from the Properties in Default because our goal is to modify the loan with the special servicer rather than to dispose of the asset.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”) and are primarily focused on owning and operating high-quality office properties in the Southern California market.

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.5% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages and land parcels.

As of June 30, 2011, our Operating Partnership indirectly owns whole or partial interests in 21 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.5% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 11.0 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.5% share of our Operating Partnership.

Our property statistics as of June 30, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	11	18	8,915,012	4,612,484	13,928	8,915,012	4,612,484	13,928
Properties in Default	5	7	1,424,268	1,535,775	4,886	1,424,268	1,535,775	4,886
Unconsolidated joint venture	5	16	3,489,256	1,865,448	5,561	697,851	373,090	1,113
	21	41	13,828,536	8,013,707	24,375	11,037,131	6,521,349	19,927
Percentage Leased
Excluding Properties in Default			83.9%			83.8%
Properties in Default			67.9%			67.9%
Including Properties in Default			82.2%			81.8%

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2011, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 500 Orange Tower and City Tower (each of which is in receivership) and Cerritos Corporate Center.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. None of our properties, including the Properties in Default, met the criteria to be held for sale as of June 30, 2011. The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of June 30, 2011 and December 31, 2010, and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon ultimate disposition of each property. See Note 13 “Properties in Default—Overview” for the assets and obligations associated with Properties in Default included in our consolidated balance sheets as of June 30, 2011 and December 31, 2010.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in our leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs, capital expenditures and recourse obligations. We do not currently have committed sources of cash adequate to fund our projected longer-term needs. Management believes that access to future sources of cash will be challenging.

The following are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs:

•	Unrestricted and restricted cash;

•	Cash generated from operations;

•	Asset dispositions;

•	Cash generated from the contribution of existing assets to joint ventures;

•	Proceeds from public or private issuance of debt or equity securities; and/or

•	Proceeds from additional secured or unsecured debt financings.

These sources are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. We face greater challenges in connection with our long-term liquidity position, particularly debt maturities, leasing costs, capital expenditures and recourse obligations. We have not currently identified sources sufficient to fund our projected long-term liquidity needs. Our inability to secure adequate sources of liquidity could lead to our eventual insolvency.

Asset Dispositions—

During the past several years, we have systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties with equity value.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the six months ended June 30, 2011, we disposed of the 500 Orange Center development site, 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel and 2600 Michelson. We received proceeds from these transactions totaling $136.6 million, net of transaction costs, of which $78.6 million was used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building and $39.8 million was applied by the special servicers to the mortgages loans secured by 550 South Hope and 2600 Michelson. The remaining $18.2 million of net proceeds, combined with $2.1 million of loan reserves released to us after repayment of the mortgage, will be used for general corporate purposes.

We intend to exit several additional non-core assets in 2011 or 2012, if possible, including but not limited to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand (all of which are currently in default under their respective mortgage loans, as described below). However, we may not be able to exit these assets in a timely manner or on a cooperative basis. We do not anticipate any additional cash-generating dispositions in the near term, and have a very limited number of assets remaining that could potentially be sold in the near term to generate net cash proceeds.

Proceeds from Additional Secured or Unsecured Debt Financings—

In August 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building. See Note 19 “Subsequent Events.” The loan agreement permits us to obtain up to $11.3 million of mezzanine financing on the property, but our ability to secure such mezzanine financing on favorable terms or at all is uncertain. We do not currently have arrangements for any other future secured financings and do not expect to obtain any other secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs, capital expenditures and recourse obligations) through future secured debt financings. Given the current limited access to credit and our financial condition, it will also be highly challenging to obtain any significant unsecured financings in the near term.

Payments in Connection with Loans—

Debt Service—

As of June 30, 2011, we had $3.1 billion of total consolidated debt, including $0.9 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders.  With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers of the mortgages in default applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. During the six months ended June 30, 2011, we made debt service payments totaling $74.6 million, and the respective special servicers of the mortgages in default applied $33.0 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by 550 South Hope, Stadium Towers Plaza, Two California Plaza, 500 Orange Tower, City Tower and 700 North Central. We made no debt service payments with unrestricted cash during the six months ended June 30, 2011 related to mortgages in default subsequent to the default date.

Certain of our special purpose property-owning subsidiaries were in default as of June 30, 2011 under commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.8 million square feet (Stadium Towers Plaza, 500 Orange Tower, City Tower, Two California Plaza, 700 North Central and 801 North Brand). As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of June 30, 2011. On July 22, 2011, we disposed of City Tower. See Note 19 “Subsequent Events.”

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. We have reached agreements with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit both Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of 700 North Central and 801 North Brand. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Following notices from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan has not been modified. The mortgage loan encumbering US Bank Tower remains in special servicing as of June 30, 2011. We also delivered a notice of imminent default in March 2011 to the master servicer for the non-recourse mortgage loan on Gas Company Tower requesting that the loan be transferred into special servicing. As of June 30, 2011, the master servicer has not transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur in the near term. As of June 30, 2011, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

In July 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center. See Note 19 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Principal Payment Obligations—

As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and current economic conditions. We do not have any committed financing sources available to refinance our debt as it matures. The non-recourse loans secured by Brea Corporate Place and Brea Financial Commons mature on May 1, 2012. The total indebtedness encumbering these properties is $109.0 million as of June 30, 2011. The non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. The total indebtedness encumbering KPMG Tower is $400.0 million as of June 30, 2011.

Payments to Extend, Refinance, Modify or Exit Loans—

Because of our limited unrestricted cash and the reduced market value of our assets when compared with the significant debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancings will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

Note 4—Land Held for Development

A summary of the costs capitalized in connection with our real estate projects is as follows (in millions):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2010
Interest expense	$1.0	$2.1
Indirect project costs	0.1	0.3
	$1.1	$2.4
There were no costs capitalized in connection with our real estate projects for the six months ended June 30, 2011.

Note 5—Rents and Other Receivables, Net

Rents and other receivables are presented net of allowances for doubtful accounts of $2.0 million and $2.9 million as of June 30, 2011 and December 31, 2010, respectively. For the six months ended June 30, 2011 and 2010, we recorded a provision for doubtful accounts of $0.7 million and $1.4 million, respectively. The decrease in the allowance for doubtful accounts as of June 30, 2011 as compared to December 31, 2010 is a result of the writeoff of allowances related to properties disposed of during the second quarter of 2011.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Acquired above-market leases
Gross amount	$37,893	$38,317
Accumulated amortization	(34,492)	(33,819)
	$3,401	$4,498

Acquired in-place leases
Gross amount	$114,730	$127,442
Accumulated amortization	(99,973)	(105,534)
	$14,757	$21,908

Acquired below-market leases
Gross amount	$(145,894)	$(164,940)
Accumulated amortization	115,059	120,914
	$(30,835)	$(44,026)

Amortization of acquired below-market leases, net of acquired above-market leases, increased our rental income in continuing operations by $5.9 million and $6.2 million for the six months ended June 30, 2011 and 2010, respectively. Rental income in discontinued operations benefited from amortization of acquired below-market leases, net of acquired above-market leases, by $0.6 million and $2.2 million during the six months ended June 30, 2011 and 2010, respectively.

Amortization of acquired in-place leases, included as part of depreciation and amortization, in continuing operations for the six months ended June 30, 2011 and 2010 was $2.8 million and $3.8 million, respectively. Amortization related to discontinued operations for the six months ended June 30, 2011 and 2010 was $0.4 million and $1.9 million, respectively.

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2011	$908	$2,496	$(6,168)
2012	1,689	4,154	(11,150)
2013	776	2,993	(6,445)
2014	11	2,054	(3,492)
2015	5	1,258	(1,661)
Thereafter	12	1,802	(1,919)
	$3,401	$14,757	$(30,835)

See Note 13 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Investment in Unconsolidated Joint Venture

We own a 20% interest in our Maguire Macquarie Office, LLC joint venture with Charter Hall Group that owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Cerritos Corporate  Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture. In August 2011, Charter Hall announced it had entered into contracts to sell 100% of its interests in its U.S. portfolio, including the joint venture properties. See Note 19 “Subsequent Events.”

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Management, investment advisory and development fees and leasing commissions	$1,089	$985	$2,028	$1,946

	June 30, 2011	December 31, 2010
Accounts receivable	$2,148	$1,819

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations. Balances due from the joint venture are included in due from affiliates in the consolidated balance sheet. The joint venture’s balances were current as of June 30, 2011 and December 31, 2010.

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments—Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General. As a result, during the six months ended June 30, 2011 and 2010, we did not record losses totaling $0.4 million and $2.2 million, respectively, as part of our equity in net loss of unconsolidated joint venture in our consolidated statement of operations because our basis in the joint venture had been reduced to zero. As of June 30, 2011 and 2010, the cumulative unallocated losses totaled $0.4 million and $6.2 million, respectively. We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Mortgage and Other Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	June 30, 2011	December 31, 2010
Floating-Rate Debt
Variable-Rate Loans:
Brea Corporate Place (1)	5/1/2012	LIBOR + 1.95%	$70,468	$70,468
Brea Financial Commons (1)	5/1/2012	LIBOR + 1.95%	38,532	38,532
Total variable-rate loans			109,000	109,000

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (2)	10/9/2012	7.16%	400,000	400,000
Total floating-rate debt			509,000	509,000

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	—	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	—	75,540
The City–3800 Chapman	5/6/2017	5.93%	44,370	44,370
700 North Central	4/6/2015	5.73%	—	27,460
Total fixed-rate debt			1,710,370	2,283,370
Total debt, excluding mortgages in default			2,219,370	2,792,370

Mortgages in Default
Two California Plaza (3)	5/6/2017	10.50%	470,000	—
City Tower (4) (5)	5/10/2017	10.85%	140,000	140,000
500 Orange Tower (4)	5/6/2017	10.88%	110,000	110,000
Stadium Towers Plaza (4)	5/11/2017	10.78%	100,000	100,000
801 North Brand (4)	4/6/2015	10.73%	75,540	—
700 North Central (4)	4/6/2015	10.73%	27,460	—
Total mortgages in default			923,000	350,000

Debt Repaid/Properties Disposed of During 2011:
550 South Hope			—	200,000
2600 Michelson			—	110,000
Plaza Las Fuentes			—	80,100
701 North Brand			—	33,750
Unsecured term loan			—	15,000
Total debt repaid/properties disposed of during 2011			—	438,850
Total consolidated debt			3,142,370	3,581,220
Debt discount			(1,529)	(4,727)
Total consolidated debt, net			$3,140,841	$3,576,493
__________

(1)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term.

(2)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(3)	Our special purpose property-owning subsidiary that owns Two California Plaza is in default on the mortgage loan secured by the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

property. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. If we are successful in modifying the mortgage loan, the settlement date and treatment of principal will be as set forth in the modified loan agreement.

(4)
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

(5)	We disposed of this property on July 22, 2011. See Note 19 “Subsequent Events.”

As of June 30, 2011 and December 31, 2010, one-month LIBOR was 0.19% and 0.26%, respectively. The weighted average interest rate of our consolidated debt was 7.06% (or 5.57% excluding mortgages in default) as of June 30, 2011 and 6.32% (or 5.52% excluding mortgages in default) as of December 31, 2010.

Excluding mortgages in default, as of June 30, 2011 $0.5 billion of our consolidated debt may be prepaid without penalty, $1.1 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements) and $0.6 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

Brea Corporate Place and Brea Financial Commons Mortgage Loan Extension

On May 1, 2011, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons. The final maturity date of this loan is May 1, 2012, and there are no remaining extension options. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

Repayment of Unsecured Term Loan

On May 1, 2011, we repaid our $15.0 million unsecured term loan upon maturity using unrestricted cash.

Mortgage Loans Settled Upon Disposition

701 North Brand—

On April 1, 2011, we disposed of 701 North Brand located in Glendale, California to the property’s lender. We recorded a $3.9 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of the difference between the fair value assigned to the property in the transaction and the $33.8 million loan and accrued contractual interest that were forgiven by the lender. The impact of this gain on settlement of debt was $0.07 per share for the three months ended June 30, 2011.

550 South Hope—

On April 26, 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $118.0 million of the $200.0 million mortgage loan as part of this transaction. Additionally, we received proceeds of $37.8 million, net of transaction costs, which were applied by the special servicer to further reduce the balance outstanding on the mortgage loan. We recorded a $65.4 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.18 per share for the three months ended June 30, 2011.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Plaza Las Fuentes—

On May 27, 2011, we disposed of the Westin® Pasadena Hotel located in Pasadena, California. As a result of the disposition, we received proceeds of $92.1 million, net of transaction costs, of which $78.6 million were used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building. The remaining $13.5 million of net proceeds, along with reserves totaling $2.1 million returned to us by the lender upon repayment of the mortgage loan, is available to us as unrestricted cash, which will be used for general corporate purposes. We recorded a $0.4 million loss from extinguishment of debt related to the writeoff of unamortized loan costs related to this loan during the three months ended June 30, 2011.

In August 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building. See Note 19 “Subsequent Events.”

2600 Michelson—

On June 30, 2011, we disposed of 2600 Michelson located in Irvine, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $66.6 million of the $110.0 mortgage loan as part of this transaction. Additionally, we received proceeds of $2.0 million, net of transaction costs, which were applied by the special servicer to further reduce the balance outstanding on the mortgage loan. We recorded a $58.6 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.06 per share for the three months ended June 30, 2011.

Mortgages in Default

On June 6, 2011, the special purpose property-owning subsidiaries that own 700 North Central and 801 North Brand defaulted on the mortgage loans secured by the respective properties.

As of June 30, 2011, we are in default on $0.9 billion of non-recourse mortgage loans that have contractual maturity dates in 2015 and 2017 per the terms of the loan agreements. The special servicers with respect to those loans have the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement date and treatment of principal and interest (including default interest) will be as set forth in the modified loan agreement.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Six Months Ended
		June 30, 2011		June 30, 2010
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Stadium Towers Plaza	August 11, 2009	$2,908	$2,514	$2,908	$2,514
500 Orange Tower	January 6, 2010	3,253	2,765	3,253	2,689
City Tower (1)	September 11, 2010	4,116	3,520	—	—
Two California Plaza	March 7, 2011	8,329	7,768	—	—
801 North Brand	June 6, 2011	361	262	—	—
700 North Central	June 6, 2011	131	95	—	—
		$19,098	$16,924	$6,161	$5,203
__________

(1)	We disposed of this property on July 22, 2011. See Note 19 “Subsequent Events.”

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. We have reached agreements with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit both Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of 700 North Central and 801 North Brand. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Notices of Imminent Default

Following notices from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan has not been modified. The mortgage loan encumbering US Bank Tower remains in special servicing as of June 30, 2011. We also delivered a notice of imminent default in March 2011 to the master servicer for the non-recourse mortgage loan on Gas Company Tower requesting that the loan be transferred into special servicing. As of June 30, 2011, the master servicer has not transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur in the near term. As of June 30, 2011, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

In July 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center. See Note 19 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Operating Partnership Contingent Obligations

As a condition to closing the fixed-rate mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, and (iii) the rollover reserve. The total amount our Operating Partnership would owe the lender under the debt service guaranty if the property were generating no in-place cash net operating income through the May 2017 loan maturity is $16.5 million.

In addition to the guaranty described above, all of the Company’s $3.1 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

As of June 30, 2011, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.1 billion as of June 30, 2011). The maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes may not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Note 9—Noncontrolling Interests

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by MPG Office Trust, Inc. As of June 30, 2011 and December 31, 2010, our limited partners’ ownership interest in MPG Office, L.P. was 11.5% and 11.6%, respectively. Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time. At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. We maintain an effective registration statement to register the resale of shares of our common stock we issue in exchange for noncontrolling common units of our Operating Partnership.

As of June 30, 2011 and December 31, 2010, noncontrolling common units of our Operating Partnership totaling 6,446,777 were outstanding. These common units are presented as noncontrolling interests in the deficit section of our consolidated balance sheet. As of June 30, 2011 and December 31, 2010, the aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership was $18.4 million and $17.7 million, respectively, based on the closing price of our common stock on each respective date. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership. In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Net income or loss attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between stockholders’ deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet and statement of deficit to account for any change in ownership percentage during the period. During the three and six months ended June 30, 2011, our limited partners’ weighted average share of our net income was 11.6%. During the three and six months ended June 30, 2010, our limited partners’ weighted average share of our net loss was 12.2%.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Deficit and Comprehensive Income (Loss)

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	MPG Office Trust, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2010	$(920,341)	$(125,181)	$(1,045,522)
Net income	88,408	10,278	98,686
Adjustment for preferred dividends not declared	(1,105)	1,105	—
Compensation cost for share-based awards, net	2,457	—	2,457
Other comprehensive income	4,463	582	5,045
Balance, June 30, 2011	$(826,118)	$(113,216)	$(939,334)

Balance, December 31, 2009	$(754,020)	$(102,957)	$(856,977)
Net loss	(25,409)	(4,837)	(30,246)
Redemption of common units of our Operating Partnership	(119)	119	—
Adjustment for preferred dividends not declared	(1,162)	1,162	—
Compensation cost for share-based awards, net	1,891	—	1,891
Other comprehensive loss	(137)	(19)	(156)
Balance, June 30, 2010	$(778,956)	$(106,532)	$(885,488)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	$138,673	$(56,176)	$98,686	$(30,246)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net income (loss)	(164)	(282)	(3,198)	(1,330)

Interest rate swaps:
Unrealized holding gains	4,108	531	8,808	923
Reclassification adjustment for unrealized gain included in net income (loss)	(257)	—	(565)	—
	3,851	531	8,243	923

Interest rate caps:
Realized holding losses	(13)	(28)	(13)	(28)
Reclassification adjustment for realized losses included in net income (loss)	13	121	13	279
	—	93	—	251

Comprehensive income (loss)	$142,360	$(55,834)	$103,731	$(30,402)

Comprehensive income (loss) attributable to:
MPG Office Trust, Inc.	$125,902	$(49,034)	$91,766	$(26,708)
Common units of our Operating Partnership	16,458	(6,800)	11,965	(3,694)
	$142,360	$(55,834)	$103,731	$(30,402)
The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2011	December 31, 2010
Deferred gain on assignment of interest rate swap agreements, net	$1,529	$4,727
Interest rate swap	(21,336)	(29,579)
	$(19,807)	$(24,852)
Accumulated other comprehensive loss attributable to:
MPG Office Trust, Inc.	$(24,616)	$(29,079)
Common units of our Operating Partnership	4,809	4,227
	$(19,807)	$(24,852)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

Stock-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations was $2.5 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2011, the total unrecognized compensation cost related to unvested share-based payments totaled $3.9 million and is expected to be recognized in the consolidated statement of operations over a weighted average period of approximately 2.0 years.

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

A reconciliation of our income (loss) per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net income (loss) attributable to MPG Office Trust, Inc.	$123,190	$(48,755)	$88,408	$(25,409)
Preferred stock dividends	(4,766)	(4,766)	(9,532)	(9,532)
Net income (loss) available to common stockholders	$118,424	$(53,521)	$78,876	$(34,941)

Denominator:
Weighted average number of common shares outstanding	49,040,268	48,692,588	49,028,693	48,613,815
Net income (loss) available to common stockholders per share – basic	$2.42	$(1.10)	$1.61	$(0.72)

For the three months ended June 30, 2011, approximately 1,308,000 nonqualified stock options, 614,000 restricted stock units and 605,000 shares of nonvested restricted common stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations. For the three months ended June 30, 2010, approximately 1,145,000 nonqualified stock options, 1,082,000 restricted stock units and 72,000 shares of nonvested restricted common stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. For the six months ended June 30, 2011, approximately 1,308,000 nonqualified stock options, 618,000 restricted units and 605,000 shares of nonvested restricted common stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations. For the six months ended June 30, 2010 approximately 1,082,000 restricted stock units, 876,000 nonqualified stock options and 72,000 shares of nonvested restricted common stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Properties in Default

Overview

For purposes of this footnote, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand are reported as Properties in Default because their respective mortgage loans were in default as of June 30, 2011 and our ultimate goal is to exit the assets. Although the mortgage loan on Two California Plaza was also in default as of June 30, 2011, we have excluded it from the Properties in Default because our goal is to modify the loan with the special servicer rather than to dispose of the asset. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

On June 20, 2011, City Tower was placed in receivership pursuant to our written agreement with the special servicer. On July 22, 2011, we disposed of City Tower. See Note 19 “Subsequent Events.”

As of June 30, 2011, Stadium Towers Plaza and 500 Orange Tower were also in receivership pursuant to written agreements with the special servicer for these two properties. Pursuant to the agreements with the special servicer, the receiver is managing the operations of the properties, and we will cooperate in any sale of the properties. If the properties are not sold within the period specified in the agreements, the special servicer is obligated to acquire the properties by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. Pursuant to the agreements with the special servicer, we have no liability in connection with the disposition of the properties other than our legal fees. Upon closing of a sale, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership order insulates us against potential recourse events that could occur during the receivership period.

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	June 30, 2011	December 31, 2010
Investments in real estate, net	$274,016	$420,725
Restricted cash	8,104	30,023
Deferred leasing costs and value of in-place leases, net	3,929	8,862
Other	4,962	8,248
Assets associated with Properties in Default	$291,011	$467,858

Mortgage loans	$453,000	$660,000
Accounts payable and other liabilities	40,755	77,744
Acquired below-market leases, net	3,272	9,996
Obligations associated with Properties in Default	$497,027	$747,740

The assets and obligations as of December 31, 2010 shown in the table above include 550 South Hope and 2600 Michelson, which were disposed of in 2011.

Intangible Assets and Liabilities

As of June 30, 2011, our estimate of the benefit to rental income of amortization of acquired below-market leases, net of acquired above-market leases, related to Properties in Default is $0.5 million, $0.9 million,

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

$0.7 million, $0.4 million, $0.3 million and $0.5 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

Note 14—Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Topic 360, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our impairment evaluation process is more fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

During the three months ended June 30, 2011, we performed an impairment analysis on our properties that showed indications of potential impairment. As a result of this analysis, we recorded an impairment charge totaling $13.9 million, which is included in discontinued operations. Other than the property discussed below, no other real estate assets in our portfolio were determined to be impaired as of June 30, 2011 as a result of our analysis.

The $13.9 million charged recorded in discontinued operations represents the writedown to fair value of 2600 Michelson as a result of its disposition. The fair value of this property was calculated based on the value assigned to it in the purchase and sale agreement with the buyer.

Note 15—Dispositions and Discontinued Operations

Dispositions

A summary of our property dispositions for the six months ended June 30, 2011 is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Quarter	Debt Satisfied	Gain/ (Impairment) Recorded(1)	Loss from Early Extinguishment
500 Orange Center development site	Orange, CA	—	Q1	$—	$—	$—
701 North Brand (2)	Glendale, CA	131,129	Q2	33.8	5.1	—
550 South Hope (3)	Los Angeles, CA	565,738	Q2	200.0	72.5	—
Westin® Pasadena Hotel	Pasadena, CA	266,000	Q2	—	55.3	0.2
2600 Michelson (4)	Irvine, CA	309,742	Q2	110.0	44.7	—
__________

(1)
Gains on disposition are recorded in the consolidated statement of operations in the period the property is disposed of. Impairment losses are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

(2)
In 2010, we recorded a $9.1 million impairment charge to reduce our investment in 701 North Brand to its estimated fair value as of December 31, 2010. We recorded a $1.2 million gain on sale of real estate and a $3.9 million gain on settlement of debt during the three months ended June 30, 2011 upon disposition of this property.

(3)
In 2009, we recorded a $48.1 million impairment charge to reduce our investment in 550 South Hope to its estimated fair value as of June 30, 2009. We recorded a $7.1 million gain on sale of real estate and a $65.4 million gain on settlement of debt during the three months ended June 30, 2011 upon disposition of this property.

(4)
In 2009, we recorded a $9.5 million impairment charge to reduce our investment in 2600 Michelson to its estimated fair value as of June 30, 2009. We recorded a $13.9 million impairment charge and a $58.6 million gain on settlement of debt during the three months ended June 30, 2011 upon disposition of this property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

500 Orange Center Development Site—

On January 31, 2011, we disposed of the 500 Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, which will be used for general corporate purposes. No gain on sale of real estate or impairment was recorded during the six months ended June 30, 2011 related to the disposition of this property.

701 North Brand—

On April 1, 2011, we disposed of 701 North Brand located in Glendale, California to the property’s lender. We recorded a $3.9 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of the difference between the fair value assigned to the property in the transaction and the $33.8 million loan and accrued contractual interest that were forgiven by the lender. Additionally, we recorded a $1.2 million gain on sale of real estate as part of discontinued operations during the three months ended June 30, 2011 upon disposition of this property.

550 South Hope—

On April 26, 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $118.0 million of the $200.0 million mortgage loan as part of this transaction. Additionally, we received proceeds of $37.8 million, net of transaction costs, which were applied by the special servicer to further reduce the balance outstanding on the mortgage loan. We recorded a $65.4 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition. Additionally, we recorded a $7.1 million gain on sale of real estate as part of discontinued operations during the three months ended June 30, 2011 upon disposition of this property.

Westin® Pasadena Hotel—

On May 27, 2011, we disposed of the Westin® Pasadena Hotel located in Pasadena, California. As a result of the disposition, we received proceeds of $92.1 million, net of transaction costs, of which $78.6 million were used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building. The remaining $13.5 million of net proceeds, along with reserves totaling $2.1 million returned to us by the lender upon repayment of the mortgage loan, is available to us as unrestricted cash, which will be used for general corporate purposes. We recorded a $55.3 million gain on sale of real estate as part of discontinued operations during the three months ended June 30, 2011 upon disposition of this property.

2600 Michelson—

On June 30, 2011, we disposed of 2600 Michelson located in Irvine, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $66.6 million of the $110.0 mortgage loan as part of this transaction. Additionally, we received proceeds of $2.0 million, net of transaction costs, which were applied by the special servicer to further reduce the balance outstanding on the mortgage loan. We recorded a $58.6 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition. Additionally, we recorded a $13.9 million impairment charge as part of discontinued operations during the three months ended June 30, 2011 upon disposition of this property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Rental	$1,715	$11,783	$6,059	$27,604
Tenant reimbursements	494	3,272	1,702	6,666
Hotel operations	3,380	4,956	8,368	10,193
Parking	212	1,152	814	2,919
Other	—	80	142	172
Total revenue	5,801	21,243	17,085	47,554

Expenses:
Rental property operating and maintenance	873	4,179	2,692	9,125
Hotel operating and maintenance	2,466	3,543	6,039	7,290
Real estate taxes	252	1,936	903	4,095
Parking	86	456	326	1,051
Depreciation and amortization	1,398	5,441	3,877	12,260
Impairment of long-lived assets	13,888	17,447	13,888	17,447
Interest	4,785	19,325	14,105	41,198
Loss from early extinguishment of debt	235	106	235	485
Total expenses	23,983	52,433	42,065	92,951

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(18,182)	(31,190)	(24,980)	(45,397)
Gains on settlement of debt	127,849	—	127,849	49,121
Gains on sale of real estate	63,629	—	63,629	—
Income (loss) from discontinued operations	$173,296	$(31,190)	$166,498	$3,724

The results of operations of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode, Pacific Arts Plaza, 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel and 2600 Michelson are reflected in the consolidated statements of operations as discontinued operations.

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. During the six months ended June 30, 2011 and 2010, we recorded tax provisions of $0.8 million and $0.5 million, respectively, which are included in other expense in our consolidated statements of operations.

MPG Office Trust, Inc. has a net operating loss (“NOL”) carryforward of approximately $814 million as of December 31, 2010. This amount can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In the absence of distributions to stockholders, our NOL carryforwards may fully offset REIT taxable income for federal income tax purposes. Certain other factors (such as a future change in ownership of our stock) may significantly reduce the amount of our existing NOL carryforwards and other tax attributes that we can utilize in the future.

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

Our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
June 30, 2011	$(24,973)	$—	$(24,973)	$—
December 31, 2010	(33,781)	—	(33,781)	—

The value of our interest rate caps is immaterial as of June 30, 2011 and December 31, 2010.

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

A summary of the fair value of our derivative financial instruments is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(24,973)	$(33,781)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2011
	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$4,108	$257	$8,808	$565	Interest expense

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010		June 30, 2010
	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$531	$—	$923	$—

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swap—

As June 30, 2011 and December 31, 2010, we held an interest rate swap with a notional amount of $425.0 million. As of June 30, 2011, $400.0 million of this swap was assigned to the KPMG Tower mortgage loan. Previously, $25.0 million of this swap was assigned to the 207 Goode construction loan, which was settled upon disposition of the property in 2010. As a result, we recorded an unrealized gain due to hedge ineffectiveness of $0.6 million during the six months ended June 30, 2011 as part of interest expense in continuing operations related to this swap. The swap requires net settlement each month and expires on August 9, 2012.

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of June 30, 2011 and December 31, 2010, we had transferred $21.0 million and $30.7 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets. The cost to terminate the swap as of June 30, 2011 totals $26.3 million, less the $21.0 million in cash held by our counterparty.

During the remainder of 2011, we expect that the return of swap collateral to us will be in the range of $11 million to $12 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

Interest Rate Caps—

As of June 30, 2011 and December 31, 2010, we held interest rate caps with notional amounts totaling $109.0 million and $189.8 million, respectively. The value of our interest rate caps was immaterial as of June 30, 2011 and December 31, 2010.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our mortgage loans (excluding mortgages in default) is $1,793.8 million (compared to a carrying amount of $2,219.4 million) as of June 30, 2011. We calculated the fair value of these mortgage and other loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

The carrying amount of mortgages in default totals $0.9 billion as of June 30, 2011, and they bear contractual interest at rates ranging from 10.50% to 10.88%. As of June 30, 2011, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value and when and how they will be settled.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 19—Subsequent Events

Glendale Center Mortgage Loan

On July 12, 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center requesting that it be transferred into special servicing (which has not yet occurred).

City Tower Disposition

On July 22, 2011, we disposed of City Tower located in Orange, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $140.0 million mortgage loan secured by the property as well as accrued contractual and default interest.

Exchanges of Series A Preferred Stock

On July 25, 2011, the Company entered into an exchange agreement providing for the exchange of 218,635 shares of its Series A preferred stock for 1,127,597 shares of its common stock. For purposes of this exchange, the exchange ratio is 5.157 shares of common stock for each share of Series A preferred stock, with the Series A preferred stock valued at $19.00 per share and the common stock valued at $3.684 per share, the trailing five-day average closing price. The parties to the exchange have transferred their respective shares and the exchange is complete.

On July 27, 2011, the Company entered into an exchange agreement providing for the exchange of 50,995 shares of its Series A preferred stock for 262,981 shares of its common stock. For purposes of this exchange, the exchange ratio was 5.157 shares of common stock for each share of Series A preferred stock, with the Series A preferred stock valued at $16.50 per share and the common stock valued at $3.20 per share, the closing price on July 27, 2011. The parties to the exchange have transferred their respective shares and the exchange is complete.

Plaza Las Fuentes Financing

On August 1, 2011, the Company completed a $33.8 million financing secured by the Plaza Las Fuentes office building located in Pasadena, California. Net proceeds totaled approximately $33 million, which will be used for general corporate purposes.

The loan bears interest at a rate equal to the greater of (1) LIBOR plus 3.50% or (2) 4.50%, and matures on August 9, 2016. The loan can be repaid at any time prior to maturity in whole or in part without payment of any prepayment penalty or premium. If the property’s debt service coverage ratio (as defined in the loan agreement) is less than a specified amount as of any applicable measurement date, the cash flows from the property will be swept into a cash collateral account controlled by the lender to fund, among other things, monthly debt service, taxes and insurance, property operating costs and expenses, capital expenditures and leasing costs. The loan agreement also permits the Company to obtain up to $11.3 million of mezzanine financing.

Joint Venture with Charter Hall Group

On August 3, 2011, Charter Hall announced it had entered into contracts to sell 100% of its interests in its U.S. portfolio, including the joint venture properties. The closing of this sale is subject to customary closing conditions, including obtaining lender and other third party consents.

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

As of June 30, 2011, our Operating Partnership indirectly owns whole or partial interests in 21 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.5% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Group, our Operating Partnership’s share of the Total Portfolio is 11.0 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties from which we derive our net income or loss, which we recognize in accordance with GAAP. The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.5% share of our Operating Partnership.

Our property statistics as of June 30, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	11	18	8,915,012	4,612,484	13,928	8,915,012	4,612,484	13,928
Properties in Default	5	7	1,424,268	1,535,775	4,886	1,424,268	1,535,775	4,886
Unconsolidated joint venture	5	16	3,489,256	1,865,448	5,561	697,851	373,090	1,113
	21	41	13,828,536	8,013,707	24,375	11,037,131	6,521,349	19,927
Percentage Leased
Excluding Properties in Default			83.9%			83.8%
Properties in Default			67.9%			67.9%
Including Properties in Default			82.2%			81.8%

As of June 30, 2011, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 500 Orange Tower and City Tower (each of which is in receivership) and Cerritos Corporate Center.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services with respect to our joint venture with Charter Hall Group. In August 2011, Charter Hall announced it had entered into contracts to sell 100% of its interests in its U.S. portfolio, including the joint venture properties. See “Subsequent Events.”

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in our leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs, capital expenditures and recourse obligations. We do not currently have committed sources of cash adequate to fund our projected longer-term needs. Management believes that access to future sources of cash will be challenging.

Sources and Uses of Liquidity

Our expected actual and potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Unrestricted and restricted cash;	•	Property operations and corporate expenses;
•	Cash generated from operations;	•	Capital expenditures (including commissions and tenant improvements);
•	Asset dispositions;	•	Payments in connection with loans (including debt service, principal payment obligations and payments to extend, refinance or exit loans);
•	Cash generated from the contribution of existing assets to joint ventures;	•	Swap obligation;
•	Proceeds from public or private issuance of debt or equity securities; and/or	•	Development costs; and/or
•	Proceeds from additional secured or unsecured debt financings.	•	Distributions to common and preferred stockholders and unit holders.

Actual and Potential Sources of Liquidity—

Described below are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs. These sources are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. We face greater challenges in connection with our long-term liquidity position, particularly debt maturities, leasing costs, capital expenditures and recourse obligations. We have not currently identified sources sufficient to fund our projected long-term liquidity needs. Our inability to secure adequate sources of liquidity could lead to our eventual insolvency. For a further discussion of risks associated with (among other matters) recent and potential future loan defaults, current economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position as of June 30, 2011 is as follows (in millions):

Restricted cash:
Leasing and capital expenditure reserves	$20.6
Tax, insurance and other working capital reserves	16.8
Prepaid rent	18.9
Collateral accounts	22.4
Total restricted cash, excluding mortgages in default	78.7
Unrestricted cash and cash equivalents	66.0
Total restricted cash and unrestricted cash and cash equivalents, excluding mortgages in default	144.7
Restricted cash of mortgages in default	19.2
$163.9

The leasing and capital expenditure, tax, insurance and other working capital and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. Of the $22.4 million held in cash collateral accounts by our counterparties as of June 30, 2011, we expect that the return of swap collateral to us will be in the range of $11 million to $12 million during the remainder of 2011.

The following is a summary of our available leasing reserves (excluding mortgages in default) as of June 30, 2011 (in millions):

Restricted Cash Accounts
LACBD	$13.5
Orange County	5.6
Tri-Cities	0.8
$19.9

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels.  There was negative absorption in 2010 in most of our submarkets, and our overall occupancy levels declined in 2010. We expect our occupancy levels in 2011 to be lower than 2010 levels for the following reasons (among others):

•	Leasing activity in general continues to be soft in all of our submarkets.

•	Our perceived liquidity challenges and recent and potential future asset dispositions and loan defaults may impact potential tenants’ willingness to enter into leases with us.

•	The high unemployment rate has limited our tenant base.

•	The current economic conditions and stock market volatility have resulted in some companies shifting to a more cautionary mode with respect to leasing.

•	Many of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent), and obtaining credit is currently challenging.

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

Rental rates.  As a result of the economic crisis, average asking rental rates dropped in all of our submarkets during 2010. On average, our in-place rents are generally close to current market in the LACBD, above market in the Tri-Cities and significantly above market in Orange County. For the remainder of 2011, management does not expect significant rental rate increases or decreases from current levels in our submarkets. However, because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline further.

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of June 30, 2011, our 20 largest tenants represented 52.6% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Some of our tenants are in the mortgage, financial, insurance and professional services industries and these industries have been impacted by the current economic climate. Many of our major tenants have experienced or may experience a business downturn, weakening their financial condition. This resulted in increased lease defaults and decreased rent collectability over the last several years. This trend may continue or worsen. In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, and we incurred standard transaction costs (including professional fees and commissions). In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

Asset Dispositions—
During the past several years, we have systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties with equity value.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash-Preserving Dispositions—

In 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza, comprising a combined 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $647.5 million of debt maturing in the next several years and the elimination of $20.4 million in principal repayment and/or debt service guaranties on our 2385 Northside Drive, 17885 Von Karman and 207 Goode construction loans. To date in 2011, we have closed the following cash-preserving transactions:

•
In April 2011, we disposed of 701 North Brand located in Glendale, California to the property’s lender. As a result of the disposition, we were relieved of the obligation to repay the $33.8 million mortgage loan secured by the property as well as accrued contractual interest.

•
In April 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $200.0 million mortgage loan secured by the property as well as accrued contractual and default interest.

•
In June 2011, we disposed of 2600 Michelson located in Irvine, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $110.0 million mortgage loan secured by the property as well as accrued contractual and default interest.

•
In July 2011, we disposed of City Tower located in Orange, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $140.0 million mortgage loan secured by the property as well as accrued contractual and default interest.

We intend to exit several additional non-core assets in 2011 or 2012, if possible, including but not limited to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand (all of which are currently in default under their respective mortgage loans, as described below). However, we may not be able to exit these assets in a timely manner or on a cooperative basis.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash-Generating Dispositions—

To date in 2011, we have closed the following cash-generating transactions:

•
In March 2011, we disposed of the Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, which will be used for general corporate purposes.

•
In May 2011, we disposed of the Westin® Pasadena Hotel located in Pasadena, California. As a result of the disposition, we received proceeds of $92.1 million, net of transaction costs, of which $78.6 million was used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building. The remaining $13.5 million of net proceeds, along with reserves totaling $2.1 million returned to us by the lender upon repayment of the mortgage loan, is available to us as unrestricted cash, which will be used for general corporate purposes. In August 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building. See “Subsequent Events.”

We do not anticipate any additional cash-generating dispositions in the near term, and have a very limited number of assets remaining that could potentially be sold in the near term to generate net cash proceeds. This is due in part to the tax indemnification obligations on certain of our assets. We agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 61.5% of our Effective Portfolio’s aggregate annualized rent as of June 30, 2011 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower (initial expiration in June 2012, with final expiration in June 2015);

•	US Bank Tower (initial expiration in June 2012, with final expiration in June 2015);

•	KPMG Tower (initial expiration in June 2012, with final expiration in June 2015);

•	Wells Fargo Tower (extended expiration in June 2012, with final expiration in June 2013); and

•	Plaza Las Fuentes (extended expiration in June 2012, with final expiration in June 2013).

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

Cash Generation from the Contribution of Existing Assets to Joint Ventures—

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

Proceeds from Additional Secured or Unsecured Debt Financings—

We have historically financed our asset acquisitions and operations largely from secured debt financings. As of June 30, 2011, with the exception of Plaza Las Fuentes, all of our office properties were encumbered, and most of our existing debt arrangements contain rates, loan-to-value ratios and other terms that are unlikely to be obtained in the market at this time or in the near term.

In August 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building. See “Subsequent Events.” The loan agreement permits us to obtain up to $11.3 million of mezzanine financing on the property, but our ability to secure such mezzanine financing on favorable terms or at all is uncertain. We do not currently have arrangements for any other future secured financings and do not expect to obtain any other secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs, capital expenditures and recourse obligations) through future secured debt financings.

Given the current limited access to credit and our financial condition, it will also be highly challenging to obtain any significant unsecured financings in the near term.

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

As of June 30, 2011, we have executed leases (excluding those related to mortgages in default) that contractually commit us to pay $32.4 million in unpaid leasing costs, of which $2.9 million is contractually due in 2012, $0.4 million in 2013, $1.0 million in 2014 and $12.5 million in 2015 and beyond. The remaining $15.6 million is contractually available for payment to tenants upon request during 2011, but actual payment is largely determined by the timing of requests from those tenants.

Although our liquidity position has improved, we continue to take steps to preserve cash. We may limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near or longer term. If this occurs, it may result in a decrease in the number of leases we execute (particularly new leases, which are generally more costly to us than renewals) and average rental rates. In addition, for leases that we do execute, we expect to pay standard tenant concessions.

As included in the summary table of available leasing reserves shown above, we have $19.9 million in available leasing reserves as of June 30, 2011. We incurred approximately $22 per square foot, $26 per square foot and $21 per square foot in leasing costs on new and renewal leases executed during the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of June 30, 2011, we had $3.1 billion of total consolidated debt, including $0.9 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders.  With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers of the mortgages in default applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. During the six months ended June 30, 2011, we made debt service payments totaling $74.6 million, and the respective special servicers of the mortgages in default applied $33.0 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by 550 South Hope, Stadium Towers Plaza, Two California Plaza, 500 Orange Tower, City Tower and 700 North Central. We made no debt service payments with unrestricted cash during the six months ended June 30, 2011 related to mortgages in default subsequent to the default date.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain of our special purpose property-owning subsidiaries were in default as of June 30, 2011 under CMBS mortgages totaling approximately $0.9 billion secured by six separate office properties totaling approximately 2.8 million square feet (Stadium Towers Plaza, 500 Orange Tower, City Tower, Two California Plaza, 700 North Central and 801 North Brand). As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of June 30, 2011. On July 22, 2011, we disposed of City Tower. See “Subsequent Events.”

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. We have reached agreements with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit both Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of 700 North Central and 801 North Brand. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Following notices from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan has not been modified. The mortgage loan encumbering US Bank Tower remains in special servicing as of June 30, 2011. We also delivered a notice of imminent default in March 2011 to the master servicer for the non-recourse mortgage loan on Gas Company Tower requesting that the loan be transferred into special servicing. As of June 30, 2011, the master servicer has not transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur in the near term. As of June 30, 2011, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

In July 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center. See “Subsequent Events.”

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have no debt maturing in 2011. A summary of our debt maturing in 2012 and 2013 is as follows (in millions):

	2012	2013
Mortgage loans:
Brea Corporate Place/Brea Financial Commons	$109.0	$—
KPMG Tower	400.0	—
777 Tower	—	273.0
US Bank Tower	—	260.0
	$509.0	$533.0

Our Brea Corporate Place/Brea Financial Commons mortgage was extended to May 2012. We have no extension options remaining on this loan.

Our KPMG Tower mortgage matures in October 2012. We have had discussions with the administrative agent for this loan, and the lenders will not commit to an extension of the maturity date at this time. We expect that this loan will require a substantial paydown upon extension or refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make this significant paydown. If we are unable or unwilling to make the paydown using unrestricted cash, we will attempt to obtain the necessary capital through other means, such as the disposition of other assets with equity value and/or the issuance of debt or equity securities. We are subject to tax indemnification obligations to Mr. Maguire with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through a foreclosure.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns.

Payments to Extend, Refinance, Modify or Exit Loans. In the ordinary course of business and as part of our current strategic initiatives, we frequently endeavor to extend, refinance, modify or exit loans. If we are unable to do so on reasonable terms or at all, the resulting costs will deplete our capital resources and we could become insolvent.

Because of our limited unrestricted cash and the reduced market value of our assets when compared with the significant debt balances on those assets, upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancings will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants.

In addition, recourse obligations impact our ability to dispose of certain assets on favorable terms or at all and present challenges to our liquidity. For many of our assets, the market value of the asset is insufficient to satisfy the applicable loan balance. Although most of our property-level indebtedness is non-recourse, our Operating Partnership has potential contingent obligations described in “—Indebtedness—Operating Partnership

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contingent Obligations.” If project-level debt is accelerated where a project’s assets are not sufficient to repay such debt in full, any recourse obligation would require a cash payment by our Operating Partnership. The recourse obligations also impact our ability to dispose of the underlying assets on favorable terms or at all. In some cases we may continue to own properties that operate at a loss because we do not believe it to be in our best interests to fund the recourse obligations in the case of a foreclosure of the property.

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an
A+ rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of June 30, 2011, we had transferred $21.0 million in cash to our counterparty to satisfy our collateral posting requirement under the swap. The cost to terminate the swap as of June 30, 2011 totals $26.3 million, less the $21.0 million in cash held by our counterparty.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both the termination value of the swap and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of June 30, 2011, one-month LIBOR was 0.19%. As of June 30, 2011, each 0.25% weighted average decrease in expected future LIBOR rates during the remaining swap term would result in the requirement to post approximately $1 million in additional cash collateral, while each 0.25% weighted average increase in expected future LIBOR rates during the remaining swap term would result in the return to us of approximately $1 million in cash collateral from our counterparty. Accordingly, movements in expected future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during the remainder of 2011.

During the remainder of 2011, we expect that the return of swap collateral to us will be in the range of $11 million to $12 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of December 31, 2010, MPG Office Trust, Inc. had a net operating loss (“NOL”) carryforward of approximately $814 million. Due to our current liquidity position and the availability of substantial NOL carryforwards, we do not expect to pay distributions on our common and preferred stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2011 to maintain our REIT status due to the use of NOL carryforwards, as necessary. In determining REIT taxable income for purposes of applying the 90% distribution requirement, NOL carryforwards can be taken into account.

On December 19, 2008, our board of directors suspended the payment of dividends on our 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of July 31, 2011, we have missed 11 quarterly dividend payments. The amount of dividends in arrears totals $52.3 million, which reflects the cancellation of 269,630 shares of Series A preferred stock received by the Company prior to July 31, 2011 as a result of the exchange agreements containing waivers of accrued dividends described in “—Subsequent Events—Exchanges of Series A Preferred Stock.”

All distributions to common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Indebtedness

Mortgage Loans

As of June 30, 2011, our consolidated debt was comprised of mortgage loans secured by 15 properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.19% as of June 30, 2011. A summary of our consolidated debt as of June 30, 2011 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$1,710.4	54.43%	5.41%	4 years
Variable-rate swapped to fixed-rate	400.0	12.73%	7.16%	1 year
Variable-rate	109.0	3.47%	2.14%	1 year
Total debt, excluding mortgages in default	2,219.4	70.63%	5.57%	4 years
Mortgages in default	923.0	29.37%	10.65%
	$3,142.4	100.00%	7.06%

As of June 30, 2011, our ratio of total consolidated debt to total consolidated market capitalization was 88.4% of our total market capitalization of $3.6 billion (based on the closing price of our common stock of $2.86 per share on the NYSE on June 30, 2011). Our ratio of total consolidated debt plus liquidation preference of preferred stock to total consolidated market capitalization was 95.5% as of June 30, 2011. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 10.0 million shares of Series A Preferred Stock and the market value of our outstanding common stock and common units of our Operating Partnership as of June 30, 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2011 is as follows (in thousands, except percentage amounts):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans: (2)
Brea Corporate Place (3)	2.14%	5/1/2012	$70,468	$1,526
Brea Financial Commons (3)	2.14%	5/1/2012	38,532	834
Total variable-rate loans			109,000	2,360

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (4)	7.16%	10/9/2012	400,000	29,054
Total floating-rate debt			509,000	31,414

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
Glendale Center	5.82%	8/11/2016	125,000	7,373
The City – 3800 Chapman	5.93%	5/6/2017	44,370	2,666
Total fixed-rate rate debt			1,710,370	93,840
Total debt, excluding mortgages in default			2,219,370	125,254

Mortgages in Default
Two California Plaza (5)	10.50%	5/6/2017	470,000	50,035
City Tower (6) (7)	10.85%	5/10/2017	140,000	15,398
500 Orange Tower (6)	10.88%	5/6/2017	110,000	12,136
Stadium Towers Plaza (6)	10.78%	5/11/2017	100,000	10,934
801 North Brand (6)	10.73%	4/6/2015	75,540	8,216
700 North Central (6)	10.73%	4/6/2015	27,460	2,987
Total mortgages in default			923,000	99,706
Total consolidated debt			3,142,370	$224,960
Debt discount			(1,529)
Total consolidated debt, net			$3,140,841
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The June 30, 2011 one-month LIBOR rate of 0.19% was used to calculate interest on the variable-rate loans.

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

(5)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default on the mortgage loan secured by the property. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. If we are successful in modifying the mortgage loan, the settlement date and treatment of principal will be as set forth in the modified loan agreement.

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

(7)	We disposed of this property on July 22, 2011. See “Subsequent Events.”

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brea Corporate Place and Brea Financial Commons Mortgage Loan Extension

On May 1, 2011, we extended our $109.0 million mortgage loan secured by Brea Corporate Place and Brea Financial Commons. The final maturity date of this loan is May 1, 2012, and there are no remaining extension options. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

Repayment of Unsecured Term Loan

On May 1, 2011, we repaid our $15.0 million unsecured term loan upon maturity using unrestricted cash.

Mortgage Loans Settled Upon Disposition

701 North Brand—

On April 1, 2011, we disposed of 701 North Brand located in Glendale, California to the property’s lender. We recorded a $3.9 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of the difference between the fair value assigned to the property in the transaction and the $33.8 million loan and accrued contractual interest that were forgiven by the lender.

550 South Hope—

On April 26, 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $118.0 million of the $200.0 million mortgage loan as part of this transaction. Additionally, we received proceeds of $37.8 million, net of transaction costs, which were applied by the special servicer to further reduce the balance outstanding on the mortgage loan. We recorded a $65.4 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition.

Plaza Las Fuentes—

On May 27, 2011, we disposed of the Westin® Pasadena Hotel located in Pasadena, California. As a result of the disposition, we received proceeds of $92.1 million, net of transaction costs, of which $78.6 million were used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building. The remaining $13.5 million of net proceeds, along with reserves totaling $2.1 million returned to us by the lender upon repayment of the mortgage loan, is available to us as unrestricted cash, which will be used for general corporate purposes.

In August 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building. See “Subsequent Events.”

2600 Michelson—

On June 30, 2011, we disposed of 2600 Michelson located in Irvine, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $66.6 million of the $110.0 mortgage loan as part of this transaction. Additionally, we received proceeds of $2.0 million, net of transaction costs, which were applied by the

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

special servicer to further reduce the balance outstanding on the mortgage loan. We recorded a $58.6 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition.

Mortgages in Default

As of June 30, 2011, we are in default on $0.9 billion of non-recourse mortgage loans that have contractual maturity dates in 2015 and 2017 per the terms of the loan agreements. The special servicers with respect to those loans have the contractual right to accelerate the maturity of the debt and foreclose on the property underlying such loans, but they have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement date and treatment of principal and interest (including default interest) will be as set forth in the modified loan agreement.

The interest expense recorded in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Six Months Ended
		June 30, 2011		June 30, 2010
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Stadium Towers Plaza	August 11, 2009	$2,908	$2,514	$2,908	$2,514
500 Orange Tower	January 6, 2010	3,253	2,765	3,253	2,689
City Tower (1)	September 11, 2010	4,116	3,520	0	0
Two California Plaza	March 7, 2011	8,329	7,768	0	0
801 North Brand	June 6, 2011	361	262	0	0
700 North Central	June 6, 2011	131	95	0	0
		$19,098	$16,924	$6,161	$5,203
__________

(1)	We disposed of this property on July 22, 2011. See “Subsequent Events.”

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. We have reached agreements with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit both Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of 700 North Central and 801 North Brand. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Notices of Imminent Default

Following notices from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan has not been modified. The mortgage loan encumbering US Bank Tower remains in special servicing as of June 30, 2011. We also delivered a notice of imminent default in March 2011 to the master servicer for the non-recourse mortgage loan on Gas Company Tower requesting that the loan be transferred into special servicing. As of June 30, 2011, the master servicer has not transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur in the near term. As of June 30, 2011, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

In July 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center. See “Subsequent Events.”

Operating Partnership Contingent Obligations

Debt Service Guaranty—

As a condition to closing the fixed-rate mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the repayment of any principal amount) and all amounts to be deposited into (i) the tax and insurance reserve, (ii) the capital reserve, and (iii) the rollover reserve. The guaranty can expire before its term upon determination by the lender that the property has achieved a debt service coverage ratio (as defined in the loan agreement) of at least 1.10 to 1.00 for two consecutive calculation dates.

The following table provides information regarding our debt service guaranty as of June 30, 2011:

Property	Rentable Square Feet	Leased Percentage	Guaranty Expiration Date	Annual Debt Service (1)	In-Place Annual Cash NOI (2)
3800 Chapman	158,767	75.9%	5/6/2017	$ 2.7M	$ 2.8M
__________

(1)	Annual debt service represents annual interest expense only.

(2)
Tax and insurance reserve payment obligations are reflected as deductions to derive in-place annual cash NOI. In-place annual cash NOI represents actual second quarter 2011 cash NOI multiplied by four.

During the term of the guaranty shown in the table above, we also fund a capital reserve on a monthly basis at an annualized rate of $0.20 per square foot and are obligated to fund a rollover reserve on a monthly basis at an annualized rate of $0.75 per square foot.

The total amount our Operating Partnership would owe the lender under the debt service guaranty if the property were generating no in-place cash NOI is $1.5 million, $2.8 million, $2.8 million, $2.8 million, $2.8 million and $3.8 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-Recourse Carve Out Guarantees—

In addition to the guaranties described above, all of the Company’s $3.1 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

As of June 30, 2011, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.1 billion as of June 30, 2011). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes may not be sufficient to cover the maximum potential amount due if all of the “non-recourse carve out” guarantees were triggered, depending on the particular asset.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Our results of operations for the three and six months ended June 30, 2011 compared to June 30, 2010 were affected by dispositions made during 2010 and 2011. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	6/30/2011	6/30/2010			6/30/2011	6/30/2010
Revenue:
Rental	$46.5	$48.2	$(1.7)	(4)%	$53.6	$55.9	$(2.3)	(4)%
Tenant reimbursements	20.4	20.8	(0.4)	(2)%	20.7	21.1	(0.4)	(2)%
Parking	8.7	9.2	(0.5)	(5)%	9.2	9.7	(0.5)	(5)%
Management, leasing and development services	—	—	—	—%	1.1	1.1	—	—%
Interest and other	0.8	0.1	0.7		1.8	0.2	1.6
Total revenue	76.4	78.3	(1.9)	(2)%	86.4	88.0	(1.6)	(2)%

Expenses:
Rental property operating and maintenance	18.5	17.8	0.7	4%	21.6	20.6	1.0	5%
Real estate taxes	6.7	6.5	0.2	3%	7.5	7.4	0.1	1%
Parking	2.2	2.3	(0.1)	(4)%	2.3	2.5	(0.2)	(8)%
General and administrative	—	—	—	—%	5.3	6.5	(1.2)	(18)%
Other expense	1.3	1.3	—	—%	1.9	1.6	0.3	19%
Depreciation and amortization	20.3	22.7	(2.4)	(11)%	25.9	26.2	(0.3)	(1)%
Interest	44.7	39.3	5.4	14%	56.4	48.4	8.0	17%
Loss from early extinguishment of debt	0.1	—	0.1		0.1	—	0.1
Total expenses	93.8	89.9	3.9	4%	121.0	113.2	7.8	7%
Loss from continuing operations before equity in net loss of unconsolidated joint venture	(17.4)	(11.6)	(5.8)		(34.6)	(25.2)	(9.4)
Equity in net loss of unconsolidated joint venture	—	—	—		—	0.2	(0.2)
Loss from continuing operations	$(17.4)	$(11.6)	$(5.8)		$(34.6)	$(25.0)	$(9.6)
Income (loss) from discontinued operations					$173.3	$(31.2)	$204.5

Rental Revenue

Same Properties Portfolio rental revenue decreased $1.7 million, or 4%, while Total Portfolio rental revenue decreased $2.3 million, or 4%, for the three months ended June 30, 2011 as compared to June 30, 2010, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2010 and 2011 at our core properties. Our Total Portfolio rental revenue was also negatively impacted by lower occupancy at the Properties in Default.

Tenant Reimbursements Revenue

Both the Same Properties Portfolio and Total Portfolio tenant reimbursements revenue decreased $0.4 million, or 2%, for the three months ended June 30, 2011 as compared to June 30, 2010, primarily due to lower occupancy and decreases in rental property operating and maintenance billed to tenants.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Revenue

Both the Same Properties Portfolio and Total Portfolio parking revenue decreased $0.5 million, or 5%, for the three months ended June 30, 2011 as compared to June 30, 2010, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal and the non-renewal of a non-tenant parking contract at an off-site garage.

Interest and Other Revenue

Total Portfolio interest and other revenue increased $1.6 million for the three months ended June 30, 2011 as compared to June 30, 2010, primarily due to a bankruptcy settlement received in 2011 with no comparable activity in 2010.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $1.2 million, or 18%, for the three months ended June 30, 2011 as compared to June 30, 2010, largely as a result of lower compensation expense resulting from the departure of a member of our senior management in the fourth quarter of 2010 combined with headcount reductions resulting from property dispositions and reduced stock-based compensation costs as a result of the departure of certain members of senior management during 2010.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $2.4 million, or 11%, for the three months ended June 30, 2011 as compared to June 30, 2010, mainly due to a reduction in the carrying amount of various properties as a result of an impairment charge recorded in connection with the writedown of Two California Plaza to its estimated fair value as of December 31, 2010.

Interest Expense

Same Properties Portfolio interest expense increased $5.4 million, or 14%, for the three months ended June 30, 2011 as compared to June 30, 2010, mainly due to the accrual of default interest on Two California Plaza. Total Portfolio interest expense increased $8.0 million, or 17%, for the three months ended June 30, 2011 as compared to June 30, 2010, primarily due to the accrual of default interest on Two California Plaza and City Tower. The mortgage loans on these properties were not in default as of June 30, 2010.

Discontinued Operations

Our income from discontinued operations of $173.3 million for the three months ended June 30, 2011 was comprised primarily of gains on settlement of debt totaling $127.8 million and gains on sale of real estate totaling $63.6 million recorded in connection with the dispositions of 701 North Brand, 550 South Hope, 2600 Michelson and the Westin® Pasadena Hotel, which were partially offset by a $13.9 million impairment charge related to the disposition of 2600 Michelson. Our loss from discontinued operations of $31.2 million for the three months ended June 30, 2010 was comprised primarily of impairment charges totaling $17.4 million recorded in connection with the writedown of 207 Goode and 17885 Von Karman to estimated fair value as of June 30, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Six Months Ended		Increase/ (Decrease)	% Change	For the Six Months Ended		Increase/ (Decrease)	% Change
	6/30/2011	6/30/2010			6/30/2011	6/30/2010
Revenue:
Rental	$93.2	$96.8	$(3.6)	(4)%	$107.3	$112.8	$(5.5)	(5)%
Tenant reimbursements	40.8	42.5	(1.7)	(4)%	41.3	43.0	(1.7)	(4)%
Parking	17.2	18.9	(1.7)	(9)%	18.2	19.9	(1.7)	(9)%
Management, leasing and development services	—	—	—	—%	2.1	2.0	0.1	5%
Interest and other	0.9	0.1	0.8		2.0	0.5	1.5
Total revenue	152.1	158.3	(6.2)	(4)%	170.9	178.2	(7.3)	(4)%

Expenses:
Rental property operating and maintenance	36.0	35.5	0.5	1%	41.8	41.2	0.6	1%
Real estate taxes	13.9	13.5	0.4	3%	15.0	14.7	0.3	2%
Parking	4.6	4.8	(0.2)	(4)%	4.8	5.1	(0.3)	(6)%
General and administrative	—	—	—	—%	12.0	14.1	(2.1)	(15)%
Other expense	2.5	2.5	—	—%	3.7	3.0	0.7	23%
Depreciation and amortization	42.3	45.3	(3.0)	(7)%	51.3	54.5	(3.2)	(6)%
Interest	86.8	78.2	8.6	11%	109.7	96.6	13.1	14%
Loss from early extinguishment of debt	0.1	—	0.1		0.1	—	0.1
Total expenses	186.2	179.8	6.4	4%	238.4	229.2	9.2	4%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(34.1)	(21.5)	(12.6)		(67.5)	(51.0)	(16.5)
Equity in net loss of unconsolidated joint venture	—	—	—		(0.3)	0.4	(0.7)
Gain on sale of real estate	—	—	—		—	16.6	(16.6)
Loss from continuing operations	$(34.1)	$(21.5)	$(12.6)		$(67.8)	$(34.0)	$(33.8)
Income from discontinued operations					$166.5	$3.7	$162.8

Rental Revenue

Same Properties Portfolio rental revenue decreased $3.6 million, or 4%, while Total Portfolio rental revenue decreased $5.5 million, or 5%, for the six months ended June 30, 2011 as compared to June 30, 2010, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2010 and 2011 at our core properties. Our Total Portfolio rental revenue was also negatively impacted by lower occupancy at the Properties in Default.

Tenant Reimbursements Revenue

Both the Same Properties Portfolio and Total Portfolio tenant reimbursements revenue decreased $1.7 million, or 4%, for the six months ended June 30, 2011 as compared to June 30, 2010, primarily due to lower occupancy and decreases in rental property operating and maintenance billed to tenants.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Revenue

Both the Same Properties Portfolio and Total Portfolio parking revenue decreased $1.7 million, or 9%, for the six months ended June 30, 2011 as compared to June 30, 2010, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal and the non-renewal of a non-tenant parking contract at an off-site garage.

Interest and Other Revenue

Total Portfolio interest and other revenue increased $1.5 million for the six months ended June 30, 2011 as compared to June 30, 2010, primarily due to a bankruptcy settlement received in 2011 with no comparable activity in 2010.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $2.1 million, or 15%, for the six months ended June 30, 2011 as compared to June 30, 2010, largely as a result of lower compensation expense resulting from the departure of a member of our senior management in the fourth quarter of 2010 combined with headcount reductions resulting from property dispositions and reduced stock-based compensation costs as a result of the departure of certain members of senior management during 2010.

Depreciation and Amortization Expense

Same Store Portfolio depreciation and amortization expense decreased $3.0 million, 7%, while Total Portfolio depreciation and amortization expense decreased $3.2 million, or 6%, for the six months ended June 30, 2011 as compared to June 30, 2010, mainly due to a reduction in the carrying amount of various properties as a result of impairment charges recorded in 2010.

Interest Expense

Same Properties Portfolio interest expense increased $8.6 million, or 11%, for the six months ended June 30, 2011 as compared to June 30, 2010, mainly due to the accrual of default interest on Two California Plaza. Total Portfolio interest expense increased $13.1 million, or 14%, for the six months ended June 30, 2011 as compared to June 30, 2010, primarily due to the accrual of default interest on Two California Plaza and City Tower. The mortgages on these properties were not in default as of June 30, 2010.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in our Total Portfolio for the six months ended June 30, 2010 as the result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage.

Discontinued Operations

Our income from discontinued operations of $166.5 million for the six months ended June 30, 2011 was comprised primarily of gains on settlement of debt totaling $127.8 million and gains on sale of real estate totaling $63.6 million recorded in connection with the dispositions of 701 North Brand, 550 South Hope, 2600 Michelson and the Westin® Pasadena Hotel, which were partially offset by a $13.9 million impairment charge related to the disposition of 2600 Michelson.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below.

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2011	June 30, 2010
	(In thousands)
Net cash (used in) provided by operating activities	$(19,965)	$11,402	$(31,367)
Net cash provided by investing activities	174,244	100,926	73,318
Net cash used in financing activities	(135,158)	(132,578)	(2,580)

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in our leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs, capital expenditures and recourse obligations. See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash used in operating activities during the six months ended June 30, 2011 totaled $20.0 million, compared to net cash provided by operating activities during the six months ended June 30, 2010 of $11.4 million. Application of restricted cash totaling $33.0 million held at the property level to pay contractual interest on the mortgage loans secured by 550 South Hope, Stadium Towers Plaza, Two California Plaza, 500 Orange Tower, City Tower and 700 North Central was the primary driver of the change in net cash used by operating activities in 2011 compared to 2010.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our operating properties. During 2010 and the first six months of 2011, we focused on disposing of strategically-identified non-core properties to generate cash and properties with current or negative cash flow and/or other potential near-term cash outlay requirements to preserve cash. Net cash provided by investing activities was $174.2 million during the six months ended June 30, 2011, compared to net cash provided by investing activities of $100.9 million during the six months ended June 30, 2010. Application of restricted cash totaling $33.0 million held at the property level to pay contractual interest on the mortgage loans secured by 550 South Hope, Stadium Towers Plaza, Two California Plaza, 500 Orange Tower, City Tower and 700 North Central, combined with increased proceeds from property dispositions, were the primary drivers of the change in net cash provided by investing activities in 2011 compared to 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $135.2 million during the six months ended June 30, 2011, compared to net cash used in financing activities of $132.6 million during the six months ended June 30, 2010. Increased debt repayment activity during 2011 resulting from a larger number of property dispositions and the repayment at maturity of our unsecured term loan was the primary source of the increase in net cash used in financing activities in 2011 compared to 2010. During the remainder of 2011 and in 2012, we intend to exit several additional non-core assets, if possible, including but not limited to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand (all of which are currently in default under their respective mortgage loans), and we intend to use any funds received upon disposition to repay the mortgage loans encumbering such properties. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay distributions on our common and preferred stock for the foreseeable future.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of June 30, 2011, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans –
Consolidated obligation, excluding mortgages in default	$—	$509,000	$533,000	$—	$—	$1,177,370	$2,219,370
Mortgages in default (1)	—	—	—	—	103,000	820,000	923,000
Interest payments –
Fixed-rate debt (2)	46,920	93,839	84,994	65,380	65,380	62,577	419,090
Variable-rate debt (3)	15,853	22,958	—	—	—	—	38,811
Mortgages in default (1) (4)	90,415	84,308	84,308	84,308	76,052	98,640	518,031
Capital leases (5)	294	348	266	135	136	218	1,397
Operating lease (6)	342	703	726	257	—	—	2,028
Lease termination agreement (7)	420	—	—	—	—	—	420
Property disposition obligations –
Joint venture properties (8)	209	308	383	105	—	—	1,005
Lease takeover obligation (9)	393	792	799	833	841	424	4,082
Tenant-related commitments (10) –
Consolidated obligation, excluding mortgages in default	15,561	2,890	416	966	318	12,251	32,402
Mortgages in default	1,803	2,151	—	5	—	—	3,959
Parking easement obligations (11)	560	—	—	—	—	—	560
Air space and ground leases (12)	1,505	3,010	3,010	3,400	3,400	341,158	355,483
	$174,275	$720,307	$707,902	$155,389	$249,127	$2,512,638	$4,519,638
__________

(1)
Amounts shown for principal payments related to mortgages in default reflect the contractual maturity dates per the loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. For any properties that we are successful in modifying the mortgage loan, the settlement date will be as set forth in the modified loan agreement. Amounts shown for interest related to mortgages in default are based on contractual and default interest rates per the loan agreements. Interest amounts that were contractually due and unpaid as of June 30, 2011 are included in the 2011 column. For properties that are disposed of, management does not intend to settle principal and interest amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement of interest (including default interest) will be as set forth in the modified loan agreement.

(2)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.19% as of June 30, 2011 plus the contractual spread per the loan agreement.

(4)	Amount shown for interest payments related to mortgages in default in the 2011 column reflects interest due on the City Tower mortgage through its disposal date, July 22, 2011.

(5)	Includes principal and interest payments.

(6)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The subtenants are current on their sublease payments as of June 30, 2011. The amounts mitigated through future sublease payments total $305, $630, $653 and $237 for the years ending December 31, 2011, 2012, 2013 and 2014, respectively.

(7)	Includes payments to be made pursuant to a lease termination agreement for fourth floor office space at 1733 Ocean.

(8)	Includes master lease obligations related to our joint venture with Charter Hall Group.

(9)	Includes a gross lease takeover obligation at a property that was disposed of in 2009. We have partially mitigated this obligation

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

through a sublease of the entire space to a third-party tenant. The subtenant is current in their payments to us under their sublease.

(10)
Tenant-related commitments are based on executed leases as of June 30, 2011. We are not currently funding tenant-related commitments for mortgages in default. Amounts are being funded by the special servicers using restricted cash held at the property level.

(11)	Includes payments required under the amended parking easement for the 808 South Olive garage.

(12)
Includes an air space lease for Plaza Las Fuentes and ground leases for Two California Plaza and Brea Corporate Place. The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates in years 2017 and 2082, respectively. The ground rent for Brea Corporate Place is calculated through the year of first reappraisal.

Related Party Transactions

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall Group. In August 2011, Charter Hall announced it had entered into contracts to sell 100% of its interests in its U.S. portfolio, including the joint venture properties. See “Subsequent Events.” A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Management, investment advisory and development fees and leasing commissions	$1,089	$985	$2,028	$1,946

	June 30, 2011	December 31, 2010
Accounts receivable	$2,148	$1,819

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K filed with the SEC on March 16, 2011 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the three months ended June 30, 2011.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income or loss, the components of net income or loss, and the components of other comprehensive income or loss either in a single continuous statement of comprehensive income or loss, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income or loss as part of the consolidated statement of deficit. ASU 2011-05 will be effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material effect on our results of operations or financial position.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

Glendale Center Mortgage Loan

On July 12, 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center requesting that it be transferred into special servicing (which has not yet occurred).

City Tower Disposition

On July 22, 2011, we disposed of City Tower located in Orange, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $140.0 million mortgage loan secured by the property as well as accrued contractual and default interest.

Exchanges of Series A Preferred Stock

On July 25, 2011, the Company entered into an exchange agreement providing for the exchange of 218,635 shares of its Series A preferred stock for 1,127,597 shares of its common stock. For purposes of this exchange, the exchange ratio is 5.157 shares of common stock for each share of Series A preferred stock, with the Series A preferred stock valued at $19.00 per share and the common stock valued at $3.684 per share, the trailing five-day average closing price. The parties to the exchange have transferred their respective shares and the exchange is complete.

On July 27, 2011, the Company entered into an exchange agreement providing for the exchange of 50,995 shares of its Series A preferred stock for 262,981 shares of its common stock. For purposes of this exchange, the exchange ratio was 5.157 shares of common stock for each share of Series A preferred stock, with the Series A preferred stock valued at $16.50 per share and the common stock valued at $3.20 per share, the closing price on July 27, 2011. The parties to the exchange have transferred their respective shares and the exchange is complete.

Plaza Las Fuentes Financing

On August 1, 2011, the Company completed a $33.8 million financing secured by the Plaza Las Fuentes office building located in Pasadena, California. Net proceeds totaled approximately $33 million, which will be used for general corporate purposes.

The loan bears interest at a rate equal to the greater of (1) LIBOR plus 3.50% or (2) 4.50%, and matures on August 9, 2016. The loan can be repaid at any time prior to maturity in whole or in part without payment of any prepayment penalty or premium. If the property’s debt service coverage ratio (as defined in the loan agreement) is less than a specified amount as of any applicable measurement date, the cash flows from the property will be swept into a cash collateral account controlled by the lender to fund, among other things, monthly debt service, taxes and insurance, property operating costs and expenses, capital expenditures and leasing costs. The loan agreement also permits the Company to obtain up to $11.3 million of mezzanine financing.

Joint Venture with Charter Hall Group

On August 3, 2011, Charter Hall announced it had entered into contracts to sell 100% of its interests in its U.S. portfolio, including the joint venture properties. The closing of this sale is subject to customary closing conditions, including obtaining lender and other third party consents.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of the net income (loss) available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Three Months Ended		For the Six Months Ended
		June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) available to common stockholders		$118,424	$(53,521)	$78,876	$(34,941)

Add:	Depreciation and amortization of real estate assets	27,212	31,569	54,999	66,557
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	1,730	1,913	3,431	3,811
	Net income (loss) attributable to common units of our Operating Partnership	15,483	(7,421)	10,278	(4,837)
	Unallocated losses – unconsolidated joint venture (1)	(374)	(1,252)	(374)	(2,214)
Deduct:	Gains on sale of real estate	63,629	—	63,629	16,591

Funds from operations available to common stockholders and unit holders (FFO)		$98,846	$(28,712)	$83,581	$11,785
Company share of FFO (2) (3)		$87,417	$(25,215)	$73,927	$10,337

FFO per share – basic		$1.78	$(0.52)	$1.51	$0.21
FFO per share – diluted		$1.75	$(0.52)	$1.47	$0.21
Weighted average number of common shares outstanding – basic		49,040,268	48,692,588	49,028,693	48,613,815
Weighted average number of common and common equivalent shares outstanding – diluted		50,064,195	49,442,240	50,188,916	49,323,558
___________

(1)	Amount represents our 20% ownership interest in our joint venture with Charter Hall Group.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 88.4% and 87.8% for the three months ended June 30, 2011 and 2010, respectively.

(3)	Based on a weighted average interest in our Operating Partnership of approximately 88.4% and 87.8% for the six months ended June 30, 2011 and 2010, respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various litigation and other legal matters, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on our business, financial condition or financial statements as a whole. As described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” mortgage loans encumbering several of our properties are currently in default. The resolution of some or all of these defaults may involve various legal actions, including court-appointed receiverships, damages claims and foreclosures.

Item 1A.    Risk Factors.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, potential asset dispositions and loan modification efforts, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated FFO, market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our failure to obtain additional capital or extend or refinance debt maturities;

•	Our failure to reduce our significant level of indebtedness;

•	Difficulties resulting from any defaults by our special purpose property-owning subsidiaries under loans that are recourse or non-recourse to our Operating Partnership;

•	Difficulties in disposing of several non-core assets, as discussed throughout this report;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Our dependence on significant tenants, many of which are in industries that have been impacted by the current credit crisis and global economic slowdown;

•	Defaults on or non-renewal of leases by tenants;

•	Further decreases in the market value of our properties;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD or Orange County region;

•	The continued disruption of credit markets or a global economic slowdown;

•	Increased interest rates and operating costs;

•	Difficulty in operating the properties owned through our joint venture;

•	Potential loss of key personnel (most importantly members of senior management);

•	Our failure to maintain our status as a REIT;

•	Environmental uncertainties and risks related to earthquakes and other natural disasters;

•	Future terrorist attacks in the U.S.; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

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

(a)    Recent Sales of Unregistered Securities: None.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3.    Defaults Upon Senior Securities.

Mortgages in Default

As of June 30, 2011, certain of our special purpose property-owning subsidiaries were in default under non-recourse mortgage loans. Amounts due under these loans that are unpaid as of the date of this report are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
Stadium Towers Plaza	August 11, 2009	$16,018	$66	$16,084
500 Orange Tower	January 6, 2010	14,511	1,750	16,261
City Tower (1)	September 11, 2010	—	—	—
Two California Plaza	March 7, 2011	9,596	4	9,600
801 North Brand	June 6, 2011	1,665	239	1,904
700 North Central	June 6, 2011	555	100	655
		$42,345	$2,159	$44,504
__________

(1)	We disposed of this property on July 22, 2011. All unpaid amounts were forgiven by the special servicer upon disposition.

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

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. We have reached agreements with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit both Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. There also can be no assurance that we will achieve a favorable outcome with respect to the disposition of 700 North Central and 801 North Brand. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A Preferred Stock. Dividends on our Series A Preferred Stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of July 31, 2011, we have missed 11 quarterly dividend payments. The amount of dividends in arrears totals $52.3 million, which reflects the cancellation of 269,630 shares of Series A preferred stock received by the Company prior to July 31, 2011 as a result of the exchange agreements containing waivers of accrued dividends described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events—Exchanges of Series A Preferred Stock.”

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated August 9, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 9, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated August 9, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*	Filed herewith.
**	Furnished herewith.

(1)    This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of August 9, 2011

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)