Form 10-Q
period 2011-09-30
MPG Office Trust, Inc.
filed 2011-11-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2011
Common Stock, $0.01 par value per share	50,995,275 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	61
Item 4.	Controls and Procedures.	61

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	62
Item 1A.	Risk Factors.	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	63
Item 3.	Defaults Upon Senior Securities.	64
Item 4.	(Removed and Reserved).	65
Item 5.	Other Information.	65
Item 6.	Exhibits.	65
Signatures		66
Exhibits
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real estate:
Land	$248,835	$313,942
Acquired ground leases	55,801	55,801
Buildings and improvements	1,929,743	2,280,878
Land held for development	77,938	92,001
Tenant improvements	285,431	300,052
Furniture, fixtures and equipment	2,143	20,512
	2,599,891	3,063,186
Less: accumulated depreciation	(640,882)	(668,328)
Investments in real estate, net	1,959,009	2,394,858

Cash and cash equivalents	106,757	46,864
Restricted cash	86,731	142,795
Rents and other receivables, net	3,833	5,809
Deferred rents	54,259	60,609
Deferred leasing costs and value of in-place leases, net	74,103	91,311
Deferred loan costs, net	10,139	13,972
Other assets	9,782	14,794
Total assets	$2,304,613	$2,771,012

LIABILITIES AND DEFICIT
Liabilities:
Mortgage and other loans	$3,034,714	$3,576,493
Accounts payable and other liabilities	145,910	196,015
Acquired below-market leases, net	27,097	44,026
Total liabilities	3,207,721	3,816,534

Deficit:
Stockholders’ Deficit:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 liquidation preference, 50,000,000 shares authorized; 9,730,370 and 10,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	97	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 50,993,595 and 48,925,499 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	510	489
Additional paid-in capital	702,733	702,556
Accumulated deficit and dividends	(1,477,397)	(1,594,407)
Accumulated other comprehensive loss	(19,874)	(29,079)
Total stockholders’ deficit	(793,931)	(920,341)
Noncontrolling Interests:
Common units of our Operating Partnership	(109,177)	(125,181)
Total deficit	(903,108)	(1,045,522)
Total liabilities and deficit	$2,304,613	$2,771,012

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Revenue:
Rental	$50,881	$52,886	$153,333	$159,915
Tenant reimbursements	20,935	20,890	62,119	63,817
Parking	8,996	8,853	26,895	28,444
Management, leasing and development services	2,590	1,281	4,715	3,304
Interest and other	614	2,609	2,580	3,057
Total revenue	84,016	86,519	249,642	258,537

Expenses:
Rental property operating and maintenance	20,892	20,661	61,378	60,356
Real estate taxes	7,516	7,355	22,167	21,669
Parking	2,231	2,461	6,945	7,463
General and administrative	5,258	8,073	17,257	22,197
Other expense	1,986	1,540	5,665	4,592
Depreciation and amortization	24,680	25,953	73,655	79,065
Impairment of long-lived assets	9,330	—	9,330	—
Interest	54,018	48,438	156,070	140,825
Loss from early extinguishment of debt	—	—	164	—
Total expenses	125,911	114,481	352,631	336,167

Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(41,895)	(27,962)	(102,989)	(77,630)
Equity in net loss of unconsolidated joint venture	204	204	(129)	601
Gain on sale of real estate	—	—	—	16,591
Loss from continuing operations	(41,691)	(27,758)	(103,118)	(60,438)

Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(688)	(11,510)	(32,053)	(58,197)
Gains on settlement of debt	62,531	9,030	190,380	58,151
Gains on sale of real estate	10,215	14,689	73,844	14,689
Income from discontinued operations	72,058	12,209	232,171	14,643

Net income (loss)	30,367	(15,549)	129,053	(45,795)
Net (income) loss attributable to common units of our Operating Partnership	(2,915)	2,455	(13,193)	7,292
Net income (loss) attributable to MPG Office Trust, Inc.	27,452	(13,094)	115,860	(38,503)
Preferred stock dividends	(4,637)	(4,766)	(14,169)	(14,298)
Preferred stock redemption discount	2,780	—	2,780	—
Net income (loss) available to common stockholders	$25,595	$(17,860)	$104,471	$(52,801)

Basic income (loss) per common share:
Loss from continuing operations	$(0.77)	$(0.58)	$(2.05)	$(1.34)
Income from discontinued operations	1.28	0.22	4.17	0.26
Net income (loss) available to common stockholders per share	$0.51	$(0.36)	$2.12	$(1.08)

Weighted average number of common shares outstanding	49,961,007	48,874,308	49,342,879	48,701,639

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(36,443)	$(23,828)	$(89,642)	$(51,364)
Income from discontinued operations	63,895	10,734	205,502	12,861
	$27,452	$(13,094)	$115,860	$(38,503)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net income (loss)	$129,053	$(45,795)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities (including discontinued operations):
Equity in net loss of unconsolidated joint venture	129	(601)
Depreciation and amortization	80,003	98,191
Impairment of long-lived assets	23,218	18,820
Gains on settlement of debt	(190,380)	(58,151)
Gains on sale of real estate	(73,844)	(31,280)
Loss from early extinguishment of debt	399	485
Deferred rent expense	1,547	1,534
Provision for doubtful accounts	918	1,643
Revenue recognized related to below-market leases, net of acquired above-market leases	(9,094)	(14,387)
Deferred rental revenue	(476)	(3,717)
Compensation cost for share-based awards, net	3,022	3,804
Amortization of deferred loan costs	4,393	5,287
Unrealized (gain) loss due to hedge ineffectiveness, net	(890)	1,417
Changes in assets and liabilities:
Rents and other receivables	(1,025)	(4,190)
Deferred leasing costs	(5,989)	(12,339)
Other assets	934	147
Accounts payable and other liabilities	22,238	56,882
Net cash (used in) provided by operating activities	(15,844)	17,750
Cash flows from investing activities:
Proceeds from dispositions of real estate, net	136,506	106,340
Expenditures for improvements to real estate	(8,654)	(16,723)
Investment in unconsolidated joint venture	(620)	—
Decrease (increase) in restricted cash	50,766	(4,969)
Net cash provided by investing activities	177,998	84,648
Cash flows from financing activities:
Proceeds from:
Mortgage loans	33,750	—
Construction loans	—	2,781
Principal payments on:
Mortgage loans	(119,938)	(98,687)
Construction loans	—	(29,234)
Unsecured term loan	(15,000)	(7,420)
Capital leases	(391)	(869)
Payment of loan costs	(695)	—
Other financing activities	13	—
Net cash used in financing activities	(102,261)	(133,429)
Net change in cash and cash equivalents	59,893	(31,031)
Cash and cash equivalents at beginning of period	46,864	90,982
Cash and cash equivalents at end of period	$106,757	$59,951

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$150,418	$152,567
Supplemental disclosure of non-cash investing and financing activities:
Buyer assumption of mortgages loans secured by properties disposed of	$184,665	$150,274
Debt and related interest forgiven by lender	123,929	58,151
Mortgage loan and related interest satisfied in connection with transfer of deed	181,083	—
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	—	24,500
Increase in fair value of interest rate swaps and caps, net	14,639	2,076
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	565	860
Common units of our Operating Partnership converted to common stock	—	180
Fair value of common stock issued in redemption of Series A preferred stock	4,995	—

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand properties, whose mortgage loans were in default as of September 30, 2011 and where our ultimate goal is to exit the assets. In addition to the mortgage loans secured by the Properties in Default, the mortgage loan secured by Two California Plaza is also in default as of September 30, 2011. We have excluded Two California Plaza from the Properties in Default because our goal is to modify the loan with the special servicer rather than to dispose of the asset.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”).

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.8% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages and land parcels.

As of September 30, 2011, our Operating Partnership indirectly owns whole or partial interests in 20 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall Office REIT (“Charter Hall”), our Operating Partnership’s share of the Total Portfolio is 10.6 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.2% share of our Operating Partnership.

Our property statistics as of September 30, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	11	18	8,916,638	4,612,484	13,928	8,916,638	4,612,484	13,928
Properties in Default	4	6	1,011,440	1,060,775	3,422	1,011,440	1,060,775	3,422
Unconsolidated joint venture	5	16	3,490,778	1,865,448	5,561	698,155	373,090	1,113
	20	40	13,418,856	7,538,707	22,911	10,626,233	6,046,349	18,463
Percentage Leased
Excluding Properties in Default			84.0%			83.8%
Properties in Default			63.7%			63.7%
Including Properties in Default			82.4%			81.9%

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2011, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza and 500 Orange Tower (each of which is in receivership) and Cerritos Corporate Center. On October 27, 2011, 700 North Central and 801 North Brand were placed in receivership. As a result, we no longer manage these properties.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. None of our properties, including the Properties in Default, met the criteria to be held for sale as of September 30, 2011. The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of September 30, 2011 and December 31, 2010, and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon ultimate disposition of each property. See Note 13 “Properties in Default—Overview” for the assets and obligations associated with Properties in Default included in our consolidated balance sheets as of September 30, 2011 and December 31, 2010.

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

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Commission (“SEC”) on March 16, 2011.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the nine months ended September 30, 2011, we disposed of the 500 Orange Center development site, 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson and City Tower. We received net proceeds from these transactions totaling $136.5 million, net of transaction costs, of which $78.6 million was used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building and $39.8 million was applied by the special servicers to the mortgages loans secured by 550 South Hope and 2600 Michelson. The remaining $18.1 million of net proceeds, combined with $2.1 million of loan reserves released to us after repayment of the mortgage, will be used for general corporate purposes.

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon Capital Partners, LLC (“Beacon”) relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. Net proceeds from the transactions to the Company are expected to total approximately $45 million. See Note 19 “Subsequent Events.”

We intend to exit several additional non-core assets in 2011 or 2012, if possible, including but not limited to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand (all of which are currently in default under their respective mortgage loans, as described below). We may not be able to exit Stadium Towers Plaza and 500 Orange Tower in a timely manner or on a cooperative basis. 700 North Central and 801 North Brand are in cooperative foreclosure proceedings and we expect this process to be completed in early 2012. Other than the sale of our 20% interest in Wells Fargo Center (Denver) and San Diego Tech Center, and the development rights at San Diego Tech Center to Beacon described above, we do not anticipate any additional cash-generating dispositions in the near term, and have a very limited number of assets remaining that could potentially be sold in the near term to generate net cash proceeds.

Proceeds from Additional Secured or Unsecured Debt Financings—

On August 2, 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building and received proceeds totaling $33.1 million. We are currently in negotiations to obtain up to $11.3 million of mezzanine financing on the property, but our ability to secure such mezzanine financing on favorable terms or at all is uncertain. We do not currently have arrangements for any other future secured financings and do not expect to obtain any other secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs, capital expenditures and recourse obligations) through future secured debt financings. Given the current limited access to credit and our financial condition, it will also be highly challenging to obtain any significant unsecured financings in the near term.

Payments in Connection with Loans—

Debt Service—

As of September 30, 2011, we had $3.0 billion of total consolidated debt, including $0.8 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of the mortgages in default, cash is distributed to us only

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers of the mortgages in default applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. During the nine months ended September 30, 2011, we made debt service payments totaling $109.1 million, and the respective special servicers of the mortgages in default applied $42.9 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 550 South Hope, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand. We made no debt service payments with unrestricted cash during the nine months ended September 30, 2011 related to mortgages in default subsequent to the default date.

Certain of our special purpose property-owning subsidiaries were in default as of September 30, 2011 under commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $0.8 billion secured by five separate office properties totaling approximately 2.3 million square feet (Stadium Towers Plaza, 500 Orange Tower, Two California Plaza, 700 North Central and 801 North Brand). As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of September 30, 2011.

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. On September 23, 2011, the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand commenced cooperative foreclosure proceedings with respect to these two properties, and on October 27, 2011, the properties were placed in receivership. See Note 19 “Subsequent Events.” We have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Following notices from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan has not been modified. The mortgage loan encumbering US Bank Tower remains in special servicing as of September 30, 2011. We also delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan on Gas Company Tower in March 2011 requesting that the loan be transferred into special servicing. As of September 30, 2011, the master servicer has not transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur in the near term. As of September 30, 2011, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 12, 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center requesting that it be transferred into special servicing. On October 6, 2011, the loan was transferred into special servicing.

Principal Payment Obligations—

As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and current economic conditions. We do not have any committed financing sources available to refinance our debt as it matures. The non-recourse loans secured by Brea Corporate Place and Brea Financial Commons mature on May 1, 2012. The total indebtedness encumbering these properties is $109.0 million as of September 30, 2011. The non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. The total indebtedness encumbering KPMG Tower is $400.0 million as of September 30, 2011.

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

Note 4—Land Held for Development

A summary of the costs capitalized in connection with our development projects is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Interest expense	$—	$—	$—	$2.1
Indirect project costs	—	—	—	0.3
	$—	$—	$—	$2.4

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Rents and Other Receivables, Net

Our rents and other receivables are presented net of the following in our consolidated balance sheets (in thousands):

	September 30, 2011	December 31, 2010
Allowance for doubtful accounts	$2,128	$2,878

We recorded the following provisions for doubtful accounts (in thousands):

	For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010
Provision for doubtful accounts	$918	$1,643

Note 6—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Acquired above-market leases
Gross amount	$37,893	$38,317
Accumulated amortization	(34,955)	(33,819)
	$2,938	$4,498

Acquired in-place leases
Gross amount	$112,033	$127,442
Accumulated amortization	(98,810)	(105,534)
	$13,223	$21,908

Acquired below-market leases
Gross amount	$(141,988)	$(164,940)
Accumulated amortization	114,891	120,914
	$(27,097)	$(44,026)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2011	$445	$1,184	$(2,987)
2012	1,689	4,066	(10,968)
2013	776	2,917	(6,263)
2014	11	1,992	(3,334)
2015	5	1,245	(1,626)
Thereafter	12	1,819	(1,919)
	$2,938	$13,223	$(27,097)

See Note 13 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on our rental income and of acquired in-place leases on our depreciation and amortization expense is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Continuing Operations
Rental income	$2.6	$4.6	$8.3	$10.4
Depreciation and amortization expense	1.2	2.2	3.8	5.7

Discontinued Operations
Rental income	$—	$1.4	$0.8	$4.0
Depreciation and amortization expense	—	0.9	0.6	3.1

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Investment in Unconsolidated Joint Venture

We own a 20% interest in our Maguire Macquarie Office, LLC joint venture with Charter Hall that owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Cerritos Corporate Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture.

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. See Note 19 “Subsequent Events.”

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Management, investment advisory and development fees and leasing commissions	$2,550	$1,050	$4,578	$2,996

	September 30, 2011	December 31, 2010
Accounts receivable	$1,293	$1,819

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations. Balances due from the joint venture are included in due from affiliates in the consolidated balance sheet. The joint venture’s balances were current as of September 30, 2011 and December 31, 2010.

We are not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments—Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General. Accordingly, we did not record the following losses in our consolidated statements of operations because our basis in the joint venture has been reduced to zero (in thousands):

	For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010
Unallocated losses	$1,150	$3,214

The cumulative unallocated losses not recorded in our consolidated statements of operations are as follows (in thousands):

	September 30, 2011	September 30, 2010
Cumulative unallocated losses	$1,150	$7,233

We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Mortgage and Other Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

			Principal Amount as of
	Maturity Date	Interest Rate	September 30, 2011	December 31, 2010
Floating-Rate Debt
Variable-Rate Loans:
Brea Corporate Place (1)	5/1/2012	LIBOR + 1.95%	$70,468	$70,468
Brea Financial Commons (1)	5/1/2012	LIBOR + 1.95%	38,532	38,532
Plaza Las Fuentes (2)	8/9/2016	4.50%	33,708	—
Total variable-rate loans			142,708	109,000

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (3)	10/9/2012	7.16%	400,000	400,000
Total floating-rate debt			542,708	509,000

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	—	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
Glendale Center	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	—	75,540
The City–3800 Chapman	5/6/2017	5.93%	44,370	44,370
700 North Central	4/6/2015	5.73%	—	27,460
Total fixed-rate debt			1,710,370	2,283,370
Total debt, excluding mortgages in default			2,253,078	2,792,370

Mortgages in Default
Two California Plaza (4)	5/6/2017	10.50%	470,000	—
500 Orange Tower (5)	5/6/2017	10.88%	110,000	110,000
Stadium Towers Plaza (5)	5/11/2017	10.78%	100,000	100,000
801 North Brand (5)	4/6/2015	10.73%	75,540	—
700 North Central (5)	4/6/2015	10.73%	27,460	—
Total mortgages in default			783,000	210,000

Debt Repaid/Properties Disposed of During 2011:
550 South Hope			—	200,000
City Tower			—	140,000
2600 Michelson			—	110,000
Plaza Las Fuentes			—	80,100
701 North Brand			—	33,750
Unsecured term loan			—	15,000
Total debt repaid/properties disposed of during 2011			—	578,850
Total consolidated debt			3,036,078	3,581,220
Debt discount			(1,364)	(4,727)
Total consolidated debt, net			$3,034,714	$3,576,493
__________

(1)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term.

(2)	The loan bears interest at a rate equal to the greater of (1) 4.50% or (2) LIBOR plus 3.50%.

(3)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of September 30, 2011 and December 31, 2010, one-month LIBOR was 0.24% and 0.26%, respectively. The weighted average interest rate of our consolidated debt was 6.86% (or 5.55% excluding mortgages in default) as of September 30, 2011 and 6.32% (or 5.52% excluding mortgages in default) as of December 31, 2010.

Excluding mortgages in default, as of September 30, 2011 $0.6 billion of our consolidated debt may be prepaid without penalty, $1.1 billion may be defeased after various lock-out periods (as defined in the underlying loan agreements) and $0.6 billion may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option.

Mortgage Loan Settled Upon Disposition

City Tower—

On July 22, 2011, we disposed of City Tower located in Orange, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $140.0 million mortgage and mezzanine loans secured by the property as well as accrued contractual and default interest. We recorded a $62.5 million gain on settlement of debt as part of discontinued operations during the three months ended September 30, 2011 as a result of the difference between the fair value assigned to the property in the transaction and the principal amounts due under the mortgage and mezzanine loans and accrued contractual and default interest that were forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.11 per share for the three months ended September 30, 2011.

Mortgage Loan Financing

Plaza Las Fuentes—

On August 1, 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building located in Pasadena, California. Net proceeds totaled $33.1 million, which will be used for general corporate purposes.

The loan bears interest at a rate equal to the greater of (1) 4.50% or (2) LIBOR plus 3.50%, and matures on August 9, 2016. The loan can be repaid at any time prior to maturity in whole or in part without payment of any prepayment penalty or premium. If the property’s debt service coverage ratio (as defined in the loan agreement) is less than a specified amount as of any applicable measurement date, the cash flows from the property will be swept into a cash collateral account controlled by the lender to fund, among other things, monthly debt service, taxes and insurance, property operating costs and expenses, capital expenditures and leasing costs. The loan agreement also permits the Company to obtain up to $11.3 million of mezzanine financing.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Mortgages in Default

As of September 30, 2011, we are in default on $0.8 billion of non-recourse mortgage loans that have contractual maturity dates in 2015 and 2017 per the terms of the loan agreements. The special servicers with respect to those loans have the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement date and treatment of principal and interest (including default interest) will be as set forth in the modified loan agreement.

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Nine Months Ended
		September 30, 2011		September 30, 2010
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Stadium Towers Plaza	August 11, 2009	$4,387	$3,792	$4,387	$3,792
500 Orange Tower	January 6, 2010	4,906	4,171	4,906	4,094
Two California Plaza	March 7, 2011	14,935	13,773	—	—
700 North Central	June 6, 2011	533	451	—	—
801 North Brand	June 6, 2011	1,466	1,239	—	—
		$26,227	$23,426	$9,293	$7,886

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. On September 23, 2011, the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand commenced cooperative foreclosure proceedings with respect to these two properties, and on October 27, 2011, the properties were placed in receivership. See Note 19 “Subsequent Events.” We have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Notices of Imminent Default

Following notices from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan has not been modified. The mortgage loan encumbering US Bank Tower remains in special servicing as of September 30, 2011. We also delivered a notice of imminent default to the master

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

servicer for the non-recourse mortgage loan on Gas Company Tower in March 2011 requesting that the loan be transferred into special servicing. As of September 30, 2011, the master servicer has not transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur in the near term. As of September 30, 2011, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

On July 12, 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center requesting that it be transferred into special servicing. On October 6, 2011, the loan was transferred into special servicing.

Operating Partnership Contingent Obligations

As a condition to closing the fixed-rate mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the payment of principal) and all amounts to be deposited into (i) a property tax and insurance reserve, (ii) a capital reserve, and (iii) a leasing rollover reserve. In the absence of any rental income from the property, the total amount our Operating Partnership could owe the lender under the debt service guaranty from October 1, 2011 through the May 6, 2017 loan maturity is $19.7 million. This amount includes estimates of future property tax and insurance reserve requirements. Actual amounts to be deposited with the lender may vary from these estimates. In addition, the $19.7 million estimate assumes no mitigation through rental income, including rent derived from in-place leases as of September 30, 2011.

In addition to the guaranty described above, all of the Company’s $3.0 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2011, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.0 billion as of September 30, 2011). The maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Note 9—Noncontrolling Interests

Common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by MPG Office Trust, Inc. and are presented as noncontrolling interests in the deficit section of our consolidated balance sheets.

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

The following table sets forth the number of noncontrolling common units of our Operating Partnership outstanding and the aggregate redemption value of those units based on the closing price of our common stock as well as the ownership interest of those units in our Operating Partnership on each respective date:

	September 30, 2011	December 31, 2010
Outstanding noncontrolling common units of our Operating Partnership	6,446,777	6,446,777
Ownership interest in MPG Office, L.P. of outstanding noncontrolling common units	11.2%	11.6%
Aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership (in millions)	$13.6	$17.7

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aggregate redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and our Operating Partnership. In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

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

Our limited partners’ weighted average share of our net income (loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Weighted average share of net income (loss) allocated to noncontrolling common units of our Operating Partnership	11.3%	12.1%	11.5%	12.2%

Note 10—Deficit and Comprehensive Income (Loss)

Equity Transactions

During the three months ended September 30, 2011, the Company entered into agreements providing for the exchange of shares of its 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) for shares of its common stock. Details of the exchanges are as follows:

	Series A Preferred Stock Exchanged	Common Stock Issued	Exchange Ratio (Common Shares Issued per Preferred Share)	Series A Preferred Stock Value Per Share	Common Stock Value Per Share
July 25, 2011 exchange	218,635	1,127,597	5.157	$19.00	$3.684
July 27, 2011 exchange	50,995	262,981	5.157	16.50	3.200

In connection with the exchanges, we recorded a $2.8 million preferred stock redemption discount in our consolidated statements of operations for the three and nine months ended September 30, 2011 that is added to our net income (loss) available to common stockholders for use in the calculation of earnings per share. The preferred stock redemption discount represents the excess of the carrying amount of our Series A preferred stock, including cumulative dividends not declared, over the fair value of the consideration transferred to the holders of our Series A preferred stock at the time of exchange.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deficit

Our deficit is allocated between controlling and noncontrolling interests as follows (in thousands):

	MPG Office Trust, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2010	$(920,341)	$(125,181)	$(1,045,522)
Net income	115,860	13,193	129,053
Adjustment for preferred dividends not declared	(1,630)	1,630	—
Preferred stock redemption discount	2,780	—	2,780
Exchange of preferred stock	(2,780)	—	(2,780)
Compensation cost for share-based awards, net	2,975	—	2,975
Other comprehensive income	9,205	1,181	10,386
Balance, September 30, 2011	$(793,931)	$(109,177)	$(903,108)

Balance, December 31, 2009	$(754,020)	$(102,957)	$(856,977)
Net loss	(38,503)	(7,292)	(45,795)
Redemption of common units of our Operating Partnership	(119)	119	—
Adjustment for preferred dividends not declared	(1,738)	1,738	—
Compensation cost for share-based awards, net	3,624	—	3,624
Other comprehensive income	1,703	234	1,937
Balance, September 30, 2010	$(789,053)	$(108,158)	$(897,211)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Comprehensive Income (Loss)

A summary of our comprehensive income (loss) is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net income (loss)	$30,367	$(15,549)	$129,053	$(45,795)
Interest rate swaps assigned to lenders:
Reclassification adjustment for realized gains included in net income (loss)	(165)	(415)	(3,363)	(1,745)

Interest rate swaps:
Unrealized holding gains	5,844	1,181	14,652	2,104
Reclassification adjustment for unrealized (gain) loss included in net income (loss)	(338)	1,244	(903)	1,244
	5,506	2,425	13,749	3,348

Interest rate caps:
Realized holding losses	—	—	(13)	(28)
Reclassification adjustment for realized losses included in net income (loss)	—	83	13	362
	—	83	—	334

Comprehensive income (loss)	$35,708	$(13,456)	$139,439	$(43,858)

Comprehensive income (loss) attributable to:
MPG Office Trust, Inc.	$31,669	$(11,830)	$123,435	$(38,538)
Common units of our Operating Partnership	4,039	(1,626)	16,004	(5,320)
	$35,708	$(13,456)	$139,439	$(43,858)
The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2011	December 31, 2010
Deferred gain on assignment of interest rate swap agreements, net	$1,364	$4,727
Interest rate swap	(15,830)	(29,579)
	$(14,466)	$(24,852)
Accumulated other comprehensive loss attributable to:
MPG Office Trust, Inc.	$(19,874)	$(29,079)
Common units of our Operating Partnership	5,408	4,227
	$(14,466)	$(24,852)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

We have recorded stock-based compensation cost as part of general and administrative expense in the consolidated statements of operations as follows (in thousands):

	For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010
Stock-based compensation cost, net	$3,022	$3,804

The unrecognized compensation cost related to unvested share-based payments expected to be recognized in the consolidated statement of operations over a weighted average period of approximately 1.8 years is as follows(in thousands):

September 30, 2011
Unrecognized stock-based compensation cost	$3,357

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

A reconciliation of our income (loss) per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Numerator:
Net income (loss) attributable to MPG Office Trust, Inc.	$27,452	$(13,094)	$115,860	$(38,503)
Preferred stock dividends	(4,637)	(4,766)	(14,169)	(14,298)
Preferred stock redemption discount	2,780	—	2,780	—
Net income (loss) available to common stockholders	$25,595	$(17,860)	$104,471	$(52,801)

Denominator:
Weighted average number of common shares outstanding	49,961,007	48,874,308	49,342,879	48,701,639
Net income (loss) available to common stockholders per share – basic	$0.51	$(0.36)	$2.12	$(1.08)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Nonqualified stock options	972	1,096	1,242	918
Restricted stock units	608	935	611	935
Nonvested restricted common stock	605	68	605	68

Note 13—Properties in Default

Overview

For purposes of this footnote, Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand are reported as Properties in Default because their respective mortgage loans were in default as of September 30, 2011 and our ultimate goal is to exit the assets. Although the mortgage loan on Two California Plaza was also in default as of September 30, 2011, we have excluded it from the Properties in Default because our goal is to modify the loan with the special servicer rather than to dispose of the asset. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

As of September 30, 2011, Stadium Towers Plaza and 500 Orange Tower were in receivership pursuant to written agreements with the special servicer for these two properties. Pursuant to the agreements with the special servicer, the receiver is managing the operations of the properties, and we will cooperate in any sale of the properties. If the properties are not sold within the period specified in the agreements, the special servicer is obligated to acquire the properties by either foreclosure or a deed-in-lieu of foreclosure and deliver a general release to us. Pursuant to the agreements with the special servicer, we have no liability in connection with the disposition of the properties other than our legal fees. Upon closing of a sale, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership order insulates us against potential recourse events that could occur during the receivership period.

On September 23, 2011, the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand commenced cooperative foreclosure proceedings with respect to these two properties, and on October 27, 2011, the properties were placed in receivership. See Note 19 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	September 30, 2011	December 31, 2010
Investments in real estate, net	$199,484	$420,725
Restricted cash	3,418	30,023
Deferred leasing costs and value of in-place leases, net	2,534	8,862
Other	4,227	8,248
Assets associated with Properties in Default	$209,663	$467,858

Mortgage loans	$313,000	$660,000
Accounts payable and other liabilities	36,738	77,744
Acquired below-market leases, net	2,383	9,996
Obligations associated with Properties in Default	$352,121	$747,740

The assets and obligations as of December 31, 2010 shown in the table above include 550 South Hope, 2600 Michelson and City Tower, which were disposed of during 2011.

Intangible Assets and Liabilities

Our estimate of the benefit to rental income of amortization of acquired below-market leases related to Properties in Default over the next five years is as follows (in thousands):

Acquired Below- Market Leases
2011	$181
2012	662
2013	469
2014	280
2015	252
Thereafter	539
$2,383

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

The $9.3 million impairment charge recorded in continuing operations was a result of an analysis as of September 30, 2011 of our properties that showed indications of potential impairment. We estimated fair value based on the sales price negotiated with the buyer. None of the other real estate assets in our portfolio were determined to be impaired as of September 30, 2011 as a result of our analysis.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15—Dispositions and Discontinued Operations

Dispositions

A summary of our property dispositions for the nine months ended September 30, 2011 is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Quarter	Debt Satisfied	Net Gain/ (Impairment) Recorded(1)	Loss from Early Extinguishment
500 Orange Center development site	Orange, CA	—	Q1	$—	$—	$—
701 North Brand (2)	Glendale, CA	131,129	Q2	33.8	5.1	—
550 South Hope (3)	Los Angeles, CA	565,738	Q2	200.0	72.5	—
Westin® Pasadena Hotel	Pasadena, CA	266,000	Q2	—	55.3	0.2
2600 Michelson (4)	Irvine, CA	309,742	Q2	110.0	44.7	—
City Tower (5)	Orange, CA	412,839	Q3	140.0	72.7	—
__________

(1)
Gains on disposition, including settlement of debt, are recorded in the consolidated statement of operations in the period the property is disposed of. Impairment losses are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

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

(5)
In 2009, we recorded a $54.9 million impairment charge to reduce our investment in City Tower to its estimated fair value as of December 31, 2009. We recorded a $10.2 million gain on sale of real estate and a $62.5 million gain on settlement of debt during the three months ended September 30, 2011 upon disposition of this property.

500 Orange Center Development Site—

On January 27, 2011, we disposed of the 500 Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, which will be used for general corporate purposes. No gain on sale of real estate or impairment was recorded during the nine months ended September 30, 2011 related to the disposition of this property.

701 North Brand—

On April 1, 2011, we disposed of 701 North Brand located in Glendale, California to the property’s lender. We recorded a $3.9 million gain on settlement of debt as part of discontinued operations during the nine months ended September 30, 2011 as a result of the difference between the fair value assigned to the property in the transaction and the $33.8 million loan and accrued contractual interest that were forgiven by the lender. Additionally, we recorded a $1.2 million gain on sale of real estate as part of discontinued operations during the nine months ended September 30, 2011 upon disposition of this property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

550 South Hope—

On April 26, 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $118.0 million of the $200.0 million mortgage loan as part of this transaction. Additionally, we received proceeds of $37.8 million, net of transaction costs, which were applied by the special servicer to further reduce the balance outstanding on the mortgage loan. We recorded a $65.4 million gain on settlement of debt as part of discontinued operations during the nine months ended September 30, 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition. Additionally, we recorded a $7.1 million gain on sale of real estate as part of discontinued operations during the nine months ended September 30, 2011 upon disposition of this property.

Westin® Pasadena Hotel—

On May 27, 2011, we disposed of the Westin® Pasadena Hotel located in Pasadena, California. As a result of the disposition, we received proceeds of $92.1 million, net of transaction costs, of which $78.6 million were used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building. The remaining $13.5 million of net proceeds, along with reserves totaling $2.1 million returned to us by the lender upon repayment of the mortgage loan, is available to us as unrestricted cash, which will be used for general corporate purposes. We recorded a $55.3 million gain on sale of real estate as part of discontinued operations during the nine months ended September 30, 2011 upon disposition of this property.

2600 Michelson—

On June 30, 2011, we disposed of 2600 Michelson located in Irvine, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $66.6 million of the $110.0 million mortgage loan as part of this transaction. Additionally, we received proceeds of $2.0 million, net of transaction costs, which were applied by the special servicer to further reduce the balance outstanding on the mortgage loan. We recorded a $58.6 million gain on settlement of debt as part of discontinued operations during the nine months ended September 30, 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition. Additionally, we recorded a $13.9 million impairment charge as part of discontinued operations during the nine months ended September 30, 2011 upon disposition of this property.

City Tower—

On July 22, 2011, we disposed of City Tower located in Orange, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition we were relieved of the obligation to repay the $140.0 million mortgage and mezzanine loans secured by the property as well as accrued contractual and default interest. We recorded a $62.5 million gain on settlement of debt as part of discontinued operations during the three months ended September 30, 2011 as a result of the difference between the fair value assigned to the property in the transaction and the principal amounts due under the mortgage and mezzanine loans and accrued contractual and default interest that were forgiven by the lender upon disposition. Additionally, we recorded a $10.2 million gain on sale of real estate as part of discontinued operations during the three months ended September 30, 2011 upon disposition of this property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Revenue:
Rental	$574	$12,004	$11,508	$45,335
Tenant reimbursements	7	3,081	1,841	9,856
Hotel operations	—	4,867	8,368	15,060
Parking	36	1,052	1,178	4,292
Interest and other	—	4,868	171	5,043
Total revenue	617	25,872	23,066	79,586

Expenses:
Rental property operating and maintenance	195	4,758	4,259	15,346
Hotel operating and maintenance	—	3,485	6,039	10,775
Real estate taxes	40	1,837	1,282	6,309
Parking	11	483	441	1,637
Depreciation and amortization	173	5,529	6,348	19,126
Impairment of long-lived assets	—	1,373	13,888	18,820
Interest	886	19,917	22,627	65,285
Loss from early extinguishment of debt	—	—	235	485
Total expenses	1,305	37,382	55,119	137,783

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(688)	(11,510)	(32,053)	(58,197)
Gains on settlement of debt	62,531	9,030	190,380	58,151
Gains on sale of real estate	10,215	14,689	73,844	14,689
Income from discontinued operations	$72,058	$12,209	$232,171	$14,643

The results of operations of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode, Pacific Arts Plaza, 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson and City Tower are reflected in the consolidated statements of operations as discontinued operations.

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

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. We recorded the following tax provisions as part of other expense in our consolidated statements of operations (in millions):

	For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010
Tax expense	$1.5	$0.8

MPG Office Trust, Inc. had a federal net operating loss (“NOL”) carryforward of approximately $833 million as of December 31, 2010. This amount can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In the absence of distributions to stockholders, our NOL carryforwards may fully offset REIT taxable income for federal income tax purposes. Certain other factors (such as a future change in ownership of our stock) may significantly reduce the amount of our existing NOL carryforwards and other tax attributes that we can utilize in the future.

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

Our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
September 30, 2011	$(19,128)	$—	$(19,128)	$—
December 31, 2010	(33,781)	—	(33,781)	—

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Non-Recurring Measurements

As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2011, we assess whether there has been impairment in the value of our investments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our investments for impairment on an asset-by-asset basis.

Our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate at:
September 30, 2011	$14,000	$—	$14,000	$—	$9,330

As a result of our review of the fair value of our investments in real estate during the three months ended September 30, 2011, property with a carrying value of $23.3 million was written down to its estimated fair value of $14.0 million resulting in a $9.3 million impairment charge recorded in continuing operations.

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

A summary of the fair value of our derivative financial instruments is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(19,128)	$(33,781)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$5,844	$338	$14,652	$903	Interest expense

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2010
	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Amount of Gain Recognized in AOCL	Amount of (Loss) Reclassified from AOCL to Statement of Operations	Location of (Loss) Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$1,181	$(1,244)	$2,104	$(1,244)	Interest expense

Interest Rate Swap—

As September 30, 2011 and December 31, 2010, we held an interest rate swap with a notional amount of $425.0 million. As of September 30, 2011, $400.0 million of this swap was assigned to the KPMG Tower mortgage loan. Previously, $25.0 million of this swap was assigned to the 207 Goode construction loan, which was settled upon disposition of the property in 2010. As a result, we recorded an unrealized gain due to hedge ineffectiveness of $0.9 million during the nine months ended September 30, 2011 as part of interest expense in continuing operations related to this swap. The swap requires net settlement each month and expires on August 9, 2012.

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of September 30, 2011 and December 31, 2010, we had transferred $15.8 million and $30.7 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheets. The cost to terminate the swap as of September 30, 2011 totals $20.5 million, less the $15.8 million in cash held by our counterparty.

During the remainder of 2011, we expect that the return of swap collateral to us will be approximately $6 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Caps—

We held interest rate caps pursuant to the terms of certain of our variable-rate mortgage loans with the following notional amounts (in millions):

	September 30, 2011	December 31, 2010
Brea Corporate Place/Brea Financial Commons	$109.0	$109.0
Plaza Las Fuentes (loan repaid in May 2011)	—	80.8
	$109.0	$189.8

The fair value of our interest rate caps was immaterial as of September 30, 2011 and December 31, 2010.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, amounts due from affiliates, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value and carrying amount of our mortgage loans (excluding mortgages in default) is as follows (in millions):

September 30, 2011
Estimated fair value	$1,847.0
Carrying amount	2,253.1

We calculated the fair value of these mortgage loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

The carrying amount of mortgages in default totals $0.8 billion as of September 30, 2011, and they bear contractual interest at rates ranging from 10.50% to 10.88%. As of September 30, 2011, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value and when and how they will be settled.

Note 19—Subsequent Events

700 North Central and 801 North Brand Receiverships

On October 27, 2011, 700 North Central and 801 North Brand were placed in receivership pursuant to our written agreements with the special servicer. The receiver will manage the operations of the properties, and we will cooperate in the foreclosure process and any related sale of the properties. Upon completion of the foreclosures, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership orders fully insulate us against all potential recourse events that could occur during the receivership period.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Joint Venture Transactions and Sale of Development Rights

On October 28, 2011, MPG Office, L.P. (together with affiliate entities, the “Company”), Macquarie Office II LLC (“Charter Hall”) and BCSP VI Portfolio Acquisition LLC (an affiliate of Beacon Capital Partners, LLC, or “Beacon”) entered into a framework agreement, pursuant to which, among other things, Charter Hall will transfer its 80% interest in Maguire Macquarie Office, LLC (the “joint venture”) to Beacon. The agreement sets forth the terms under which the Company will consent to the transfer, and specifies the various transactions that will occur on the closing date of the transfer. Such transactions include: (1) the existing joint venture will sell its interest in Wells Fargo Center, located in Denver, Colorado, and San Diego Tech Center, located in San Diego, California, to affiliates of Beacon; (2) the Company will sell its development rights at San Diego Tech Center to an affiliate of Beacon; and (3) the Company will receive a lump sum payment in consideration for its agreement to terminate its right to receive certain fees following the closing date. The agreement provides the terms of the new joint venture between the Company and an affiliate of Beacon, following the transfer. Such terms include a three-year lockout, during which time neither partner will have the right to exercise the marketing rights under the joint venture agreement. The agreement also requires the Company, Charter Hall and Beacon to jointly market Stadium Gateway, located in Anaheim, California, for sale to third parties.

Following consummation of the transfer of Charter Hall’s interest to an affiliate of Beacon and the other transactions described above, the new joint venture between the Company and an affiliate of Beacon will continue to own interests in each of One California Plaza, located in Downtown Los Angeles, Cerritos Corporate Center, located in Cerritos, California, and Stadium Gateway (unless such asset is sold pursuant to the marketing effort). The Company will continue to maintain a 20% interest in the joint venture following the closing date. The closing of the various transactions is expected to occur in the first quarter of 2012, and is subject to customary closing conditions, including obtaining lender and other third-party consents.

Net proceeds from the transactions to the Company are expected to total approximately $45 million (excluding any proceeds from a sale of Stadium Gateway) and will be used for general corporate purposes.

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

Overview and Background

We are a self-administered and self-managed REIT, and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the LACBD.

As of September 30, 2011, our Operating Partnership indirectly owns whole or partial interests in 20 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.8% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC, an unconsolidated joint venture formed in conjunction with Charter Hall, our Operating Partnership’s share of the Total Portfolio is 10.6 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties from which we derive our net income or loss, which we recognize in accordance with GAAP. The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.2% share of our Operating Partnership.

Our property statistics as of September 30, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
Wholly owned properties	11	18	8,916,638	4,612,484	13,928	8,916,638	4,612,484	13,928
Properties in Default	4	6	1,011,440	1,060,775	3,422	1,011,440	1,060,775	3,422
Unconsolidated joint venture	5	16	3,490,778	1,865,448	5,561	698,155	373,090	1,113
	20	40	13,418,856	7,538,707	22,911	10,626,233	6,046,349	18,463
Percentage Leased
Excluding Properties in Default			84.0%			83.8%
Properties in Default			63.7%			63.7%
Including Properties in Default			82.4%			81.9%

As of September 30, 2011, the majority of our Total Portfolio is located in six Southern California markets: the LACBD; the Tri-Cities area of Pasadena, Glendale and Burbank; the Cerritos submarket; the Central Orange County and Brea submarkets of Orange County; and the Sorrento Mesa submarket of San Diego County. We also have an interest in one property in Denver, Colorado (a joint venture property). We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza and 500 Orange Tower (each of which is in receivership) and Cerritos Corporate Center. On October 27, 2011, 700 North Central and 801 North Brand were placed in receivership. As a result, we no longer manage these properties.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services with respect to our joint venture with Charter Hall. On October 28, 2011, the Company entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon. See “Subsequent Events.”

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

Sources and Uses of Liquidity

Our expected actual and potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Unrestricted and restricted cash;	•	Property operations and corporate expenses;
•	Cash generated from operations;	•	Capital expenditures (including commissions and tenant improvements);
•	Asset dispositions;	•	Payments in connection with loans (including debt service, principal payment obligations and payments to extend, refinance or exit loans);
•	Cash generated from the contribution of existing assets to joint ventures;	•	Swap obligation;
•	Proceeds from public or private issuance of debt or equity securities; and/or	•	Entitlement-related costs; and/or
•	Proceeds from additional secured or unsecured debt financings.	•	Distributions to common and preferred stockholders and unit holders.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position as of September 30, 2011 is as follows (in millions):

Restricted cash:
Leasing and capital expenditure reserves	$19.8
Tax, insurance and other working capital reserves	22.2
Prepaid rent	11.4
Collateral accounts	16.5
Total restricted cash, excluding mortgages in default	69.9
Unrestricted cash and cash equivalents	106.8
Total restricted cash and unrestricted cash and cash equivalents, excluding mortgages in default	176.7
Restricted cash of mortgages in default	16.8
$193.5

The leasing and capital expenditure, tax, insurance and other working capital and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. Of the $16.5 million held in cash collateral accounts by our counterparties as of September 30, 2011, we expect that the return of swap collateral to us will be approximately $6 million during the remainder of 2011.

The following is a summary of our available leasing reserves (excluding mortgages in default) as of September 30, 2011 (in millions):

Restricted Cash Accounts
LACBD	$12.8
Orange County	5.7
Tri-Cities	0.9
$19.4

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels.  There was negative absorption in 2010 and year to date in 2011 in most of our submarkets, and our overall occupancy levels declined in both 2010 and 2011. We expect our occupancy levels at year-end 2011 to be lower than year-end 2010 levels for the following reasons (among others):

•	Leasing activity in general continues to be soft in all of our submarkets, and we are experiencing aggressive competition from other property owners.

•	Our perceived liquidity challenges and recent and potential future asset dispositions and loan defaults may impact potential tenants’ willingness to enter into leases with us.

•	The high unemployment rate has limited our tenant base.

•	The current economic conditions and stock market volatility have resulted in some companies shifting to a more cautionary mode with respect to leasing.

•	Many of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent), and obtaining credit is currently challenging.

•	We face some competition from high-quality sublease space, particularly in the LACBD.

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

Rental rates.  As a result of the economic crisis, average asking rental rates dropped in all of our submarkets during 2010 and have been essentially flat in 2011. On average, our in-place rents are generally close to current market in the LACBD, above market in the Tri-Cities and significantly above market in Orange County. For the remainder of 2011, management does not expect significant rental rate increases or decreases from current levels in our submarkets. However, because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline further.

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of September 30, 2011, our 20 largest tenants represented 52.5% of our Effective Portfolio’s total annualized rental revenue (excluding Properties in Default). Some of our tenants are in the mortgage, financial, insurance and professional services industries and these industries have been impacted by the current economic climate. Many of our major tenants have experienced or may experience a business downturn, weakening their financial condition. This resulted in increased lease defaults and decreased rent collectability over the last several years. This trend may continue or worsen. In many cases, we made substantial up-front investments in the applicable leases, through tenant improvement allowances and other concessions, and we incurred standard transaction costs (including professional fees and commissions). In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash-Preserving Dispositions—

In 2010, we disposed of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza, comprising a combined 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $647.5 million of debt maturing in the next several years and the elimination of $20.4 million in principal repayment and/or debt service guaranties on our 2385 Northside Drive, 17885 Von Karman and 207 Goode construction loans. During the nine months ended September 30, 2011, we closed the following cash-preserving transactions:

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

We intend to exit several additional non-core assets in 2011 or 2012, if possible, including but not limited to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand (all of which are currently in default under their respective mortgage loans, as described below). We may not be able to exit Stadium Towers Plaza or 500 Orange Tower in a timely manner or on a cooperative basis. 700 North Central and 801 North Brand are in cooperative foreclosure proceedings and we expect this process to be completed in early 2012.

Cash-Generating Dispositions—

During the nine months ended September 30, 2011, we closed the following cash-generating transactions:

•
In January 2011, we disposed of the 500 Orange Center development site located in Orange, California. We received proceeds from this transaction of $4.7 million, net of transaction costs, which will be used for general corporate purposes.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. Net proceeds from the transactions to the Company are expected to total approximately $45 million. See “Subsequent Events.”

Other than the sale of our 20% interest in Wells Fargo Center (Denver) and San Diego Tech Center, and the development rights at San Diego Tech Center to Beacon described above, we do not anticipate any additional cash-generating dispositions in the near term, and have a very limited number of assets remaining that could potentially be sold in the near term to generate net cash proceeds. This is due in part to the tax indemnification obligations on certain of our assets. We agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 62.3% of our Effective Portfolio’s aggregate annualized rent as of September 30, 2011 (excluding Properties in Default). These obligations apply for periods of up to 12 years from the date that these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Proceeds from Public or Private Issuance of Debt or Equity Securities—

Due to market conditions, our high leverage level and our liquidity position, it may be extremely difficult to raise cash through public or private issuance of debt or equity securities on favorable terms or at all. In the event of a successful issuance, existing equity holders would likely face substantial dilution.

Proceeds from Additional Secured or Unsecured Debt Financings—

We have historically financed our asset acquisitions and operations largely from secured debt financings. As of September 30, 2011, all of our office properties were encumbered, and most of our existing debt arrangements contain rates, loan-to-value ratios and other terms that are unlikely to be obtained in the market at this time or in the near term.

In August 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building and received proceeds totaling $33.1 million. We are currently in negotiations to obtain up to $11.3 million of mezzanine financing on the property, but our ability to secure such mezzanine financing on favorable terms or at all is uncertain. We do not currently have arrangements for any other future secured financings and do not expect to obtain any other secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs, capital expenditures and recourse obligations) through future secured debt financings.

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

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses. All of our business units underwent a thorough budgeting process in the fourth quarter of 2010 to allow for support of the Company’s 2011 business plan, while preserving capital. This budgeting process is underway with respect to the Company’s 2012 business plan. Management continues to take steps to reduce general and administrative expenses. Our completed and any future property dispositions will further reduce these expenses. Regardless of these efforts, operating our properties and our business requires a significant amount of capital.

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

As of September 30, 2011, we have executed leases (excluding those related to mortgages in default) that contractually commit us to pay $30.1 million in unpaid leasing costs, of which $5.0 million is contractually due in 2012, $0.5 million in 2013, $1.0 million in 2014 and $12.8 million in 2015 and beyond. The remaining

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$10.8 million is contractually available for payment to tenants upon request during 2011, but actual payment is largely determined by the timing of requests from those tenants.

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

As included in the summary table of available leasing reserves shown above, we have $19.4 million in available leasing reserves as of September 30, 2011. We incurred approximately $22 per square foot, $26 per square foot and $21 per square foot in leasing costs on new and renewal leases executed during the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of September 30, 2011, we had $3.0 billion of total consolidated debt, including $0.8 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During 2010, we made debt service payments totaling $187.3 million (including payments funded from reserves), and the respective special servicers of the mortgages in default applied $12.4 million of restricted cash held at the property level to pay contractual principal and interest on the mortgage loans secured by 2600 Michelson, 550 South Hope, Park Place II and Pacific Arts Plaza. During the nine months ended September 30, 2011, we made debt service payments totaling $109.1 million, and the respective special servicers of the mortgages in default applied $42.9 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 550 South Hope, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand. We made no debt service payments with unrestricted cash during the nine months ended September 30, 2011 related to mortgages in default subsequent to the default date.

Certain of our special purpose property-owning subsidiaries were in default as of September 30, 2011 under CMBS mortgages totaling approximately $0.8 billion secured by five separate office properties totaling approximately 2.3 million square feet (Stadium Towers Plaza, 500 Orange Tower, Two California Plaza, 700 North Central and 801 North Brand). As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. We remained the title holder on each of these assets as of September 30, 2011.

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. On September 23, 2011, the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand commenced cooperative foreclosure proceedings with respect to these two properties, and on October 27, 2011, the properties were placed in receivership. See “Subsequent Events.” We have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Following notices from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan has not been modified. The mortgage loan encumbering US Bank Tower remains in special servicing as of September 30, 2011. We also delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan on Gas Company Tower in March 2011 requesting that the loan be transferred into special servicing. As of September 30, 2011, the master servicer has not transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur in the near term. As of September 30, 2011, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

On July 12, 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center requesting that it be transferred into special servicing. On October 6, 2011, the loan was transferred into special servicing.

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

A summary of our debt maturing in 2011, 2012 and 2013 is as follows (in millions):

	2011	2012	2013
Brea Corporate Place/Brea Financial Commons	$—	$109.0	$—
KPMG Tower	—	400.0	—
777 Tower	—	—	273.0
US Bank Tower	—	—	260.0
Principal payable at maturity	—	509.0	533.0
Plaza Las Fuentes scheduled principal payments	0.1	0.5	0.6
	$0.1	$509.5	$533.6

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our Brea Corporate Place/Brea Financial Commons mortgage was extended to May 2012. We have no extension options remaining on this loan.

Our KPMG Tower mortgage matures in October 2012. We have had discussions with the administrative agent for this loan, and the lenders will not commit to an extension of the maturity date at this time. We expect that this loan will require a substantial paydown upon extension or refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make this significant paydown. If we are unable or unwilling to make the paydown using unrestricted cash, we will attempt to obtain the necessary capital through other means, such as the disposition of other assets with equity value and/or the issuance of debt or equity securities. We are subject to tax indemnification obligations to Mr. Maguire with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

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

In addition, recourse obligations impact our ability to dispose of certain assets on favorable terms or at all and present challenges to our liquidity. For many of our assets, the market value of the asset is insufficient to satisfy the applicable loan balance. Although most of our property-level indebtedness is non-recourse, our Operating Partnership has potential contingent obligations described in “—Indebtedness—Operating Partnership Contingent Obligations.” If project-level debt is accelerated where a project’s assets are not sufficient to repay such debt in full, any recourse obligation would require a cash payment by our Operating Partnership. The recourse obligations also impact our ability to dispose of the underlying assets on favorable terms or at all. In some cases we may continue to own properties that operate at a loss because we do not believe it to be in our best interests to fund the recourse obligations in the case of a foreclosure of the property.

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A+ rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of September 30, 2011, we had transferred $15.8 million in cash to our counterparty to satisfy our collateral posting requirement under the swap. The cost to terminate the swap as of September 30, 2011 totals $20.5 million, less the $15.8 million in cash held by our counterparty.

Future changes in both actual and expected LIBOR rates will continue to have a significant impact on both the termination value of the swap and our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral. As of September 30, 2011, one-month LIBOR was 0.24%. As of September 30, 2011, each 0.25% weighted average decrease in expected future LIBOR rates during the remaining swap term would result in the requirement to post approximately $1 million in additional cash collateral, while each 0.25% weighted average increase in expected future LIBOR rates during the remaining swap term would result in the return to us of approximately $1 million in cash collateral from our counterparty. Accordingly, movements in expected future LIBOR rates will require us to either post additional cash collateral or receive a refund of previously-posted cash collateral during the remainder of 2011.

During the remainder of 2011, we expect that the return of swap collateral to us will be approximately $6 million. Our estimate of the return of swap collateral we expect to receive is as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%.

Entitlement-Related Costs—

We periodically evaluate the size, timing, costs and scope of our entitlement-related work and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash towards pursuing and preserving entitlements during the near term.

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

As of December 31, 2010, MPG Office Trust, Inc. had a federal NOL carryforward of approximately $833 million. Due to our current liquidity position and the availability of substantial NOL carryforwards, we do not expect to pay distributions on our common and preferred stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2011 to maintain our REIT status due to the use of NOL carryforwards, as necessary. In determining REIT taxable income for purposes of applying the 90% distribution requirement, NOL carryforwards can be taken into account.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of October 31, 2011, we have missed 12 quarterly dividend payments. The amount of dividends in arrears totals $55.6 million.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

All distributions to common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors, and no assurance can be given as to the amounts or timing of future distributions.

Indebtedness

Mortgage Loans

As of September 30, 2011, our consolidated debt was comprised of mortgage loans secured by 14 properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.24% as of September 30, 2011. A summary of our consolidated debt as of September 30, 2011 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Term to Maturity
Fixed-rate	$1,710.4	56.34%	5.41%	4 years
Variable-rate swapped to fixed-rate	400.0	13.17%	7.16%	1 year
Variable-rate	142.7	4.70%	2.74%	2 years
Total debt, excluding mortgages in default	2,253.1	74.21%	5.55%	3 years
Mortgages in default	783.0	25.79%	10.62%
	$3,036.1	100.00%	6.86%

As of September 30, 2011, our ratio of total consolidated debt to total consolidated market capitalization was 89.3% of our total market capitalization of $3.4 billion (based on the closing price of our common stock of $2.11 per share on the NYSE on September 30, 2011). Our ratio of total consolidated debt plus liquidation preference of the Series A preferred stock to total consolidated market capitalization was 96.4% as of September 30, 2011. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and common units of our Operating Partnership as of September 30, 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2011 is as follows (in thousands, except percentage amounts):

	Interest Rate	Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans: (2)
Brea Corporate Place (3)	2.19%	5/1/2012	$70,468	$1,564
Brea Financial Commons (3)	2.19%	5/1/2012	38,532	855
Plaza Las Fuentes (4)	4.50%	8/9/2016	33,708	1,532
Total variable-rate loans			142,708	3,951

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (5)	7.16%	10/9/2012	400,000	29,054
Total floating-rate debt			542,708	33,005

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
Glendale Center	5.82%	8/11/2016	125,000	7,373
The City – 3800 Chapman	5.93%	5/6/2017	44,370	2,666
Total fixed-rate rate debt			1,710,370	93,840
Total debt, excluding mortgages in default			2,253,078	126,845

Mortgages in Default
Two California Plaza (6)	10.50%	5/6/2017	470,000	50,035
500 Orange Tower (7)	10.88%	5/6/2017	110,000	12,136
Stadium Towers Plaza (7)	10.78%	5/11/2017	100,000	10,934
801 North Brand (7)	10.73%	4/6/2015	75,540	8,216
700 North Central (7)	10.73%	4/6/2015	27,460	2,987
Total mortgages in default			783,000	84,308
Total consolidated debt			3,036,078	$211,153
Debt discount			(1,364)
Total consolidated debt, net			$3,034,714
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The September 30, 2011 one-month LIBOR rate of 0.24% was used to calculate interest on the variable-rate loans.

(3)
This loan bears interest at a variable rate of LIBOR plus 1.95%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term.

(4)	This loan bears interest at a rate of the greater of (1) 4.50% or (2) LIBOR plus 3.50%.

(5)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mortgage Loan Settled Upon Disposition

City Tower—

On July 22, 2011, we disposed of City Tower located in Orange, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition we were relieved of the obligation to repay the $140.0 million mortgage and mezzanine loans secured by the property as well as accrued contractual and default interest. We recorded a $62.5 million gain on settlement of debt as part of discontinued operations during the three months ended September 30, 2011 as a result of the difference between the fair value assigned to the property in the transaction and the principal amounts due under the mortgage and mezzanine loans and accrued contractual and default interest that were forgiven by the lender upon disposition.

Mortgage Loan Financing

Plaza Las Fuentes—

On August 1, 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office building located in Pasadena, California. Net proceeds totaled $33.1 million, which will be used for general corporate purposes.

The loan bears interest at a rate equal to the greater of (1) 4.50% or (2) LIBOR plus 3.50%, and matures on August 9, 2016. The loan can be repaid at any time prior to maturity in whole or in part without payment of any prepayment penalty or premium. If the property’s debt service coverage ratio (as defined in the loan agreement) is less than a specified amount as of any applicable measurement date, the cash flows from the property will be swept into a cash collateral account controlled by the lender to fund, among other things, monthly debt service, taxes and insurance, property operating costs and expenses, capital expenditures and leasing costs. We are currently in negotiations to obtain up to $11.3 million of mezzanine financing on the property, but our ability to secure such mezzanine financing on favorable terms or at all is uncertain.

Mortgages in Default

As of September 30, 2011, we are in default on $0.8 billion of non-recourse mortgage loans that have contractual maturity dates in 2015 and 2017 per the terms of the loan agreements. The special servicers with respect to those loans have the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement date and treatment of principal and interest (including default interest) will be as set forth in the modified loan agreement.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Nine Months Ended
		September 30, 2011		September 30, 2010
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Stadium Towers Plaza	August 11, 2009	$4,387	$3,792	$4,387	$3,792
500 Orange Tower	January 6, 2010	4,906	4,171	4,906	4,094
Two California Plaza	March 7, 2011	14,935	13,773	—	—
700 North Central	June 6, 2011	533	451	—	—
801 North Brand	June 6, 2011	1,466	1,239	—	—
		$26,227	$23,426	$9,293	$7,886

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. On September 23, 2011, the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand commenced cooperative foreclosure proceedings with respect to these two properties, and on October 27, 2011, the properties were placed in receivership. See “Subsequent Events.” We have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Notices of Imminent Default

Following notices from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan has not been modified. The mortgage loan encumbering US Bank Tower remains in special servicing as of September 30, 2011. We also delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan on Gas Company Tower in March 2011 requesting that the loan be transferred into special servicing. As of September 30, 2011, the master servicer has not transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur in the near term. As of September 30, 2011, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

On July 12, 2011, we delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan secured by Glendale Center requesting that it be transferred into special servicing. On October 6, 2011, the loan was transferred into special servicing.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Partnership Contingent Obligations

Debt Service Guaranty—

As a condition to closing the fixed-rate mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the payment of principal) and all amounts to be deposited into (i) a property tax and insurance reserve, (ii) a capital reserve, and (iii) a leasing rollover reserve.

In the absence of any rental income from the property, the total amount our Operating Partnership could owe the lender under the debt service guaranty from October 1, 2011 through the May 6, 2017 loan maturity is $0.8 million, $3.4 million, $3.5 million, $3.6 million, $3.6 million and $4.8 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively. This amount includes estimates of future property tax and insurance reserve requirements. Actual amounts to be deposited with the lender may vary from these estimates. In addition, the $19.7 million estimate assumes no mitigation through rental income, including rent derived from in-place leases as of September 30, 2011.

The guaranty can expire before its term upon determination by the lender that the property has achieved a debt service coverage ratio (as defined in the loan agreement) of at least 1.10 to 1.00 for two consecutive calculation dates.

Non-Recourse Carve Out Guarantees—

In addition to the guaranties described above, all of the Company’s $3.0 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of September 30, 2011, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.0 billion as of September 30, 2011). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered would be reduced by the net proceeds received from the disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2011 compared to September 30, 2010 were affected by dispositions made during 2010 and 2011. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	9/30/2011	9/30/2010			9/30/2011	9/30/2010
Revenue:
Rental	$46.3	$48.0	$(1.7)	(4)%	$50.9	$52.9	$(2.0)	(4)%
Tenant reimbursements	20.7	20.7	—	—%	20.9	20.9	—	—%
Parking	8.7	8.5	0.2	2%	9.0	8.8	0.2	2%
Management, leasing and development services	—	—	—	—%	2.6	1.3	1.3	100%
Interest and other	0.1	2.5	(2.4)		0.6	2.6	(2.0)
Total revenue	75.8	79.7	(3.9)	(5)%	84.0	86.5	(2.5)	(3)%

Expenses:
Rental property operating and maintenance	18.9	18.7	0.2	1%	20.9	20.7	0.2	1%
Real estate taxes	7.0	6.8	0.2	3%	7.5	7.3	0.2	3%
Parking	2.1	2.4	(0.3)	(13)%	2.2	2.5	(0.3)	(12)%
General and administrative	—	—	—	—%	5.3	8.1	(2.8)	(35)%
Other expense	1.3	1.3	—	—%	2.0	1.5	0.5	33%
Depreciation and amortization	21.4	23.2	(1.8)	(8)%	24.7	25.9	(1.2)	(5)%
Impairment of long-lived assets	—	—	—	—%	9.3	—	9.3
Interest	45.4	39.7	5.7	14%	54.0	48.4	5.6	12%
Total expenses	96.1	92.1	4.0	4%	125.9	114.4	11.5	10%
Loss from continuing operations before equity in net loss of unconsolidated joint venture	(20.3)	(12.4)	(7.9)		(41.9)	(27.9)	(14.0)
Equity in net loss of unconsolidated joint venture	—	—	—		0.2	0.2	—
Loss from continuing operations	$(20.3)	$(12.4)	$(7.9)		$(41.7)	$(27.7)	$(14.0)
Income from discontinued operations					$72.1	$12.2	$59.9

Rental Revenue

Same Properties Portfolio rental revenue decreased $1.7 million, or 4%, while Total Portfolio rental revenue decreased $2.0 million, or 4%, for the three months ended September 30, 2011 as compared to September 30, 2010, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2010 and 2011 at our core properties. Our Total Portfolio rental revenue was also negatively impacted by lower occupancy at the Properties in Default.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue increased $1.3 million, or 100%, during the three months ended September 30, 2011 as compared to September 30, 2010 due to an increase in leasing commissions earned from our joint venture.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Same Properties Portfolio interest and other revenue decreased $2.4 million while Total Portfolio interest and other revenue decreased $2.0 million for the three months ended September 30, 2011 as compared to September 30, 2010, primarily due to lease termination fees received in 2010 with no comparable activity in 2011.

Parking Expense

Same Properties Portfolio parking expense decreased $0.3 million, or 13%, while Total Portfolio parking expense decreased $0.3 million, or 12%, for the three months ended September 30, 2011 as compared to September 30, 2010, primarily due to lower occupancy.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $2.8 million, or 35%, for the three months ended September 30, 2011 as compared to September 30, 2010, largely as a result of lower compensation expense resulting from the departure of a member of our senior management in the fourth quarter of 2010 combined with headcount reductions resulting from property dispositions and reduced stock-based compensation costs as a result of the departure of certain members of senior management during 2010.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $1.8 million, or 8%, while Total Portfolio depreciation and amortization expense decreased $1.2 million, or 5%, for the three months ended September 30, 2011 as compared to September 30, 2010, as a result of a reduction of the carrying value of Two California Plaza resulting from the writedown of the property to its estimated fair value as of December 31, 2010.

Impairment of Long-Lived Assets

During the three months ended September 30, 2011, we recorded a $9.3 million impairment charge in our Total Portfolio to reduce the carrying amount of our investments in real estate to fair value, for which there was no comparable activity during the three months ended September 30, 2010.

Interest Expense

Same Properties Portfolio interest expense increased $5.7 million, or 14%, while Total Portfolio interest expense increased $5.6 million, or 12%, for the three months ended September 30, 2011 as compared to September 30, 2010, mainly due to the accrual of default interest on Two California Plaza. The mortgage loan on this property was not in default as of September 30, 2010.

Discontinued Operations

Our income from discontinued operations of $72.1 million for the three months ended September 30, 2011 was comprised primarily of a $62.5 million gain on settlement of debt and a $10.2 million gain on sale of real estate recorded in connection with the disposition of City Tower. Our income from discontinued operations of $12.2 million for the three months ended September 30, 2010 was comprised primarily of gains on settlement of debt totaling $9.0 million and a $14.7 million gain on sale of real estate recorded in connection with the disposition of Park Place II.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Nine Months Ended		Increase/ (Decrease)	% Change	For the Nine Months Ended		Increase/ (Decrease)	% Change
	9/30/2011	9/30/2010			9/30/2011	9/30/2010
Revenue:
Rental	$139.5	$144.8	$(5.3)	(4)%	$153.3	$159.9	$(6.6)	(4)%
Tenant reimbursements	61.5	63.3	(1.8)	(3)%	62.1	63.8	(1.7)	(3)%
Parking	26.0	27.3	(1.3)	(5)%	26.9	28.4	(1.5)	(5)%
Management, leasing and development services	—	—	—	—%	4.7	3.3	1.4	42%
Interest and other	0.9	2.6	(1.7)		2.6	3.1	(0.5)
Total revenue	227.9	238.0	(10.1)	(4)%	249.6	258.5	(8.9)	(3)%

Expenses:
Rental property operating and maintenance	54.9	54.3	0.6	1%	61.4	60.3	1.1	2%
Real estate taxes	20.8	20.3	0.5	2%	22.1	21.7	0.4	2%
Parking	6.7	7.1	(0.4)	(6)%	6.9	7.4	(0.5)	(7)%
General and administrative	—	—	—	—%	17.3	22.2	(4.9)	(22)%
Other expense	3.8	3.8	—	—%	5.7	4.6	1.1	24%
Depreciation and amortization	63.7	68.5	(4.8)	(7)%	73.6	79.1	(5.5)	(7)%
Impairment of long-lived assets	—	—	—	—%	9.3	—	9.3
Interest	132.2	117.9	14.3	12%	156.1	140.8	15.3	11%
Loss from early extinguishment of debt	0.2	—	0.2		0.2	—	0.2
Total expenses	282.3	271.9	10.4	4%	352.6	336.1	16.5	5%
Loss from continuing operations before equity in net loss of unconsolidated joint venture and gain on sale of real estate	(54.4)	(33.9)	(20.5)		(103.0)	(77.6)	(25.4)
Equity in net loss of unconsolidated joint venture	—	—	—		(0.1)	0.6	(0.7)
Gain on sale of real estate	—	—	—		—	16.6	(16.6)
Loss from continuing operations	$(54.4)	$(33.9)	$(20.5)		$(103.1)	$(60.4)	$(42.7)
Income from discontinued operations					$232.2	$14.6	$217.6

Rental Revenue

Same Properties Portfolio rental revenue decreased $5.3 million, or 4%, while Total Portfolio rental revenue decreased $6.6 million, or 4%, for the nine months ended September 30, 2011 as compared to September 30, 2010, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2010 and 2011 at our core properties. Our Total Portfolio rental revenue was also negatively impacted by lower occupancy at the Properties in Default.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Revenue

Same Properties Portfolio parking revenue decreased $1.3 million, or 5%, while Total Portfolio parking revenue decreased $1.5 million, or 5%, for the nine months ended September 30, 2011 as compared to September 30, 2010, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal and the non-renewal of a non-tenant parking contract at an off-site garage.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue increased $1.4 million, or 42%, for the nine months ended September 30, 2011 as compared to September 30, 2010, due to an increase in leasing commissions earned from our joint venture.

Interest and Other Revenue

Same Store Portfolio interest and other revenue decreased $1.7 million for the nine months ended September 30, 2011 as compared to September 30, 2010, primarily due to lease termination fees received in 2010 with no comparable activity in 2011.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $4.9 million, or 22%, for the nine months ended September 30, 2011 as compared to September 30, 2010, largely as a result of lower compensation expense resulting from the departure of a member of our senior management in the fourth quarter of 2010 combined with headcount reductions resulting from property dispositions and reduced stock-based compensation costs as a result of the departure of certain members of senior management during 2010.

Other Expense

Total Portfolio other expense increased $1.1 million, or 24%, for the nine months ended September 30, 2011 as compared to September 30, 2010, primarily due to an increase in the tax provision.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $4.8 million, 7%, while Total Portfolio depreciation and amortization expense decreased $5.5 million, or 7%, for the nine months ended September 30, 2011 as compared to September 30, 2010, mainly due to a reduction in the carrying amount of various properties as a result of impairment charges recorded in 2010.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2011, we recorded a $9.3 million impairment charge in our Total Portfolio to reduce the carrying amount of our investments in real estate to fair value, for which there was no comparable activity during the nine months ended September 30, 2010.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Same Properties Portfolio interest expense increased $14.3 million, or 12%, while Total Portfolio interest expense increased $15.3 million, or 11%, for the nine months ended September 30, 2011 as compared to September 30, 2010, mainly due to the accrual of default interest on Two California Plaza. The mortgage loan on this property was not in default as of September 30, 2010.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in our Total Portfolio for the nine months ended September 30, 2010 as the result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage.

Discontinued Operations

Our income from discontinued operations of $232.2 million for the nine months ended September 30, 2011 was comprised primarily of gains on settlement of debt totaling $190.4 million and gains on sale of real estate totaling $73.8 million recorded in connection with the dispositions of 701 North Brand, 550 South Hope, 2600 Michelson, the Westin® Pasadena Hotel and City Tower, which were partially offset by contractual and default interest charges of $22.6 million and a $13.9 million impairment charge related to the disposition of 2600 Michelson.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below.

	For the Nine Months Ended		Increase/ (Decrease)
	September 30, 2011	September 30, 2010
	(In thousands)
Net cash (used in) provided by operating activities	$(15,844)	$17,750	$(33,594)
Net cash provided by investing activities	177,998	84,648	93,350
Net cash used in financing activities	(102,261)	(133,429)	31,168

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

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash used in operating activities during the nine months ended September 30, 2011 totaled $15.8 million, compared to net

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cash provided by operating activities during the nine months ended September 30, 2010 of $17.8 million. Application of restricted cash totaling $42.9 million held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 550 South Hope, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand was the primary driver of the change in net cash used by operating activities in 2011 compared to 2010.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our operating properties. During 2010 and the first nine months of 2011, we focused on disposing of strategically-identified non-core properties to generate cash and properties with current or negative cash flow and/or other potential near-term cash outlay requirements to preserve cash. Net cash provided by investing activities was $178.0 million during the nine months ended September 30, 2011, compared to net cash provided by investing activities of $84.6 million during the nine months ended September 30, 2010. Application of restricted cash totaling $42.9 million held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 550 South Hope, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand, combined with increased proceeds from property dispositions, were the primary drivers of the change in net cash provided by investing activities in 2011 compared to 2010.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $102.3 million during the nine months ended September 30, 2011, compared to net cash used in financing activities of $133.4 million during the nine months ended September 30, 2010. Proceeds from the financing of Plaza Las Fuentes was the primary source of the decrease in net cash used in financing activities in 2011 compared to 2010. During the remainder of 2011 and in 2012, we intend to exit several additional non-core assets, if possible, including but not limited to Stadium Towers Plaza and 500 Orange Tower (both of which are currently in default under their respective mortgage loans), and we intend to use any funds received upon disposition to repay the mortgage loans encumbering such properties. Due to our current liquidity position and the availability of substantial net operating loss carryforwards, we do not expect to pay distributions on our common and preferred stock for the foreseeable future.

Undeveloped Properties

We periodically evaluate the size, timing, costs and scope of our entitlement-related work and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash towards pursuing and preserving entitlements during the near term.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of September 30, 2011, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans –
Consolidated obligation, excluding mortgages in default	$134	$509,543	$533,573	$600	$627	$1,208,601	$2,253,078
Mortgages in default (1)	—	—	—	—	103,000	680,000	783,000
Interest payments –
Fixed-rate debt (2)	23,460	93,839	84,994	65,380	65,380	62,577	395,630
Variable-rate debt (3)	8,296	24,397	1,495	1,468	1,440	947	38,043
Mortgages in default (1)	69,956	84,308	84,308	84,308	76,052	98,640	497,572
Capital leases (4)	146	348	266	135	136	218	1,249
Operating lease (5)	191	789	817	289	—	—	2,086
Lease termination agreement (6)	195	—	—	—	—	—	195
Property disposition obligations –
Joint venture properties (7)	105	308	383	105	—	—	901
Lease takeover obligation (8)	196	792	799	833	841	424	3,885
Tenant-related commitments (9) –
Consolidated obligation, excluding mortgages in default	10,780	5,024	545	966	318	12,465	30,098
Mortgages in default	803	2,144	—	5	—	—	2,952
Parking easement obligations (10)	590	—	—	—	—	—	590
Air space and ground leases (11)	753	3,010	3,010	3,400	3,400	341,158	354,731
	$115,605	$724,502	$710,190	$157,489	$251,194	$2,405,030	$4,364,010
__________

(1)
Amounts shown for principal payments related to mortgages in default reflect the contractual maturity dates per the loan agreements. The special servicers have the contractual right to accelerate the maturity of the debt but have not done so. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. For any properties that we are successful in modifying the mortgage loan, the settlement date will be as set forth in the modified loan agreement. Amounts shown for interest related to mortgages in default are based on contractual and default interest rates per the loan agreements. Interest amounts that were contractually due and unpaid as of September 30, 2011 are included in the 2011 column. For properties that are disposed of, management does not intend to settle principal and interest amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. For any properties that we are successful in modifying the mortgage loan, the settlement of interest (including default interest) will be as set forth in the modified loan agreement.

(2)	The interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
The interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.24% as of September 30, 2011 plus the contractual spread per the loan agreement.

(4)	Includes principal and interest payments.

(5)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The subtenants are current on their sublease payments as of September 30, 2011. The amounts mitigated through future sublease payments total $153, $630, $653 and $237 for the years ending December 31, 2011, 2012, 2013 and 2014, respectively.

(6)	Includes payments to be made pursuant to a lease termination agreement for fourth floor office space at 1733 Ocean.

(7)	Includes master lease obligations related to our joint venture with Charter Hall Office REIT.

(8)
Includes a gross lease takeover obligation at a property that was disposed of in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. As of September 30, 2011, the subtenant was current in their payments to us under their sublease.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(9)
Tenant-related commitments are based on executed leases as of September 30, 2011. We are not currently funding tenant-related commitments for mortgages in default. Amounts are being funded by the special servicers using restricted cash held at the property level.

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

Related Party Transactions

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall. On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. See “Subsequent Events.”

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Management, investment advisory and development fees and leasing commissions	$2,550	$1,050	$4,578	$2,996

	September 30, 2011	December 31, 2010
Accounts receivable	$1,293	$1,819

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K filed with the SEC on March 16, 2011 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the nine months ended September 30, 2011.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

700 North Central and 801 North Brand Receiverships

On October 27, 2011, 700 North Central and 801 North Brand were placed in receivership pursuant to our written agreements with the special servicer. The receiver will manage the operations of the properties, and we will cooperate in the foreclosure process and any related sale of the properties. Upon completion of the foreclosures, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership orders fully insulate us against all potential recourse events that could occur during the receivership period.

Joint Venture Transactions and Sale of Development Rights

On October 28, 2011, MPG Office, L.P. (together with affiliate entities, the “Company”), Macquarie Office II LLC (“Charter Hall”) and BCSP VI Portfolio Acquisition LLC (an affiliate of Beacon Capital Partners, LLC, or “Beacon”) entered into a framework agreement, pursuant to which, among other things, Charter Hall will transfer its 80% interest in Maguire Macquarie Office, LLC (the “joint venture”) to Beacon. The agreement sets forth the terms under which the Company will consent to the transfer, and specifies the various transactions that will occur on the closing date of the transfer. Such transactions include: (1) the existing joint venture will sell its interest in Wells Fargo Center, located in Denver, Colorado, and San Diego Tech Center, located in San Diego, California, to affiliates of Beacon; (2) the Company will sell its development rights at San Diego Tech Center to an affiliate of Beacon; and (3) the Company will receive a lump sum payment in consideration for its agreement to terminate its right to receive certain fees following the closing date. The agreement provides the terms of the new joint venture between the Company and an affiliate of Beacon, following the transfer. Such terms include a three-year lockout, during which time neither partner will have the right to exercise the marketing rights under the joint venture agreement. The agreement also requires the Company, Charter Hall and Beacon to jointly market Stadium Gateway, located in Anaheim, California, for sale to third parties.

Following consummation of the transfer of Charter Hall’s interest to an affiliate of Beacon and the other transactions described above, the new joint venture between the Company and an affiliate of Beacon will continue to own interests in each of One California Plaza, located in Downtown Los Angeles, Cerritos Corporate Center, located in Cerritos, California, and Stadium Gateway (unless such asset is sold pursuant to the marketing effort). The Company will continue to maintain a 20% interest in the joint venture following the closing date. The closing of the various transactions is expected to occur in the first quarter of 2012, and is subject to customary closing conditions, including obtaining lender and other third-party consents.

Net proceeds from the transactions to the Company are expected to total approximately $45 million (excluding any proceeds from a sale of Stadium Gateway) and will be used for general corporate purposes.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of the net income (loss) available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Three Months Ended		For the Nine Months Ended
		Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net income (loss) available to common stockholders		$25,595	$(17,860)	$104,471	$(52,801)

Add:	Depreciation and amortization of real estate assets	24,334	31,406	79,333	97,963
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	1,743	1,823	5,174	5,634
	Net income (loss) attributable to common units of our Operating Partnership	2,915	(2,455)	13,193	(7,292)
	Unallocated losses – unconsolidated joint venture (1)	(776)	(1,000)	(1,150)	(3,214)
Deduct:	Gains on sale of real estate	10,215	14,689	73,844	31,280
Funds from operations available to common stockholders and unit holders (FFO)		$43,596	$(2,775)	$127,177	$9,010
Company share of FFO (2) (3)		$38,657	$(2,440)	$112,584	$7,897

FFO per share – basic		$0.77	$(0.05)	$2.28	$0.16
FFO per share – diluted		$0.76	$(0.05)	$2.23	$0.16
Weighted average number of common shares outstanding – basic		49,961,007	48,874,308	49,342,879	48,701,639
Weighted average number of common and common equivalent shares outstanding – diluted		50,988,030	49,507,077	50,479,393	49,332,482
___________

(1)	Amount represents our 20% ownership interest in our joint venture with Charter Hall Office REIT.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 88.7% and 87.9% for the three months ended September 30, 2011 and 2010, respectively.

(3)	Based on a weighted average interest in our Operating Partnership of approximately 88.5% and 87.8% for the nine months ended September 30, 2011 and 2010, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

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

Mortgages in Default

As of September 30, 2011, certain of our special purpose property-owning subsidiaries were in default under non-recourse mortgage loans. Amounts due under these loans that are unpaid as of the date of this report are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
Stadium Towers Plaza	August 11, 2009	$16,938	$66	$17,004
500 Orange Tower	January 6, 2010	16,964	2,168	19,132
Two California Plaza	March 7, 2011	15,601	13	15,614
700 North Central	June 6, 2011	896	87	983
801 North Brand	June 6, 2011	2,965	326	3,291
		$53,364	$2,660	$56,024

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

The continuing default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers with respect to those loans the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so. There are several potential outcomes with respect to the mortgages in default, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the terms of the loans. We are in various stages of negotiations with the special servicers on each of the mortgages in default, with the goal of reaching a cooperative resolution for each property quickly. On September 23, 2011, the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand commenced cooperative foreclosure proceedings with respect to these two properties, and on October 27, 2011, the properties were placed in receivership. We have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive outside date by which we will exit Stadium Towers Plaza and 500 Orange Tower. We may not be able to exit these assets prior to the respective outside dates. We also cannot assure you that we will be successful in modifying the Two California Plaza mortgage, which may ultimately result in our inability to retain ownership of that property.

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of October 31, 2011, we have missed 12 quarterly dividend payments. The amount of dividends in arrears totals $55.6 million.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 8, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 8, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated November 8, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

Date:	As of November 8, 2011

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)