Form 10-K
period 2011-12-31
MPG Office Trust, Inc.
filed 2012-03-15
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates calculated using the market price as of the close of business on June 30, 2011 was $158,083,117.
As of March 9, 2012, 50,753,644 shares of our common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

MPG OFFICE TRUST, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.	Business.

Our Company

As used in this Annual Report on Form 10-K, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand properties, whose mortgage loans were in default as of December 31, 2011 and where our ultimate goal is to exit the assets. In addition to the mortgage loans secured by the Properties in Default, the mortgage loan secured by Two California Plaza is also in default as of December 31, 2011. We have excluded Two California Plaza from the Properties in Default because our goal as of December 31, 2011 was to modify the loan with the special servicer rather than to dispose of the asset. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”).

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages and land parcels.

As of December 31, 2011, our Operating Partnership indirectly owns whole or partial interests in 20 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC (the “joint venture”), an unconsolidated joint venture formed in conjunction with Charter Hall Office REIT (“Charter Hall”), our Operating Partnership’s share of the Total Portfolio is 10.7 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.3% share of our Operating Partnership.

Our property statistics as of December 31, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	7	8	8,736,519	3,783,952	10,775	7,909,212	3,423,250	9,725
Other Properties	9	26	3,700,551	2,693,980	8,714	1,734,825	1,562,324	5,316
Properties in Default	4	6	1,011,440	1,060,775	3,422	1,011,440	1,060,775	3,422
	20	40	13,448,510	7,538,707	22,911	10,655,477	6,046,349	18,463
Percentage Leased
LACBD			78.8%			79.3%
Other Properties			88.2%			88.7%
Properties in Default			63.2%			63.2%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand (each of which was in receivership as of December 31, 2011) and Cerritos Corporate Center (a joint venture property).

Corporate Strategy

The Company’s short-term strategy is to exit non-core assets on the best possible terms, maintain appropriate funds for leasing costs and capital expenditures, and reduce the Company’s leverage while preserving a long-term strategy of owning and operating high quality office properties and maintaining a dominant position of core assets with an appropriate leverage and liquidity position. The success of our short- and long-term strategies is dependent on a number of factors, including the real estate financing, transactional and leasing markets, as well as general economic conditions.

Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have slightly improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in our leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses.

The following are our expected actual and potential sources of liquidity:

•	Unrestricted and restricted cash;

•	Cash generated from operations;

•	Asset dispositions;

•	Proceeds from public or private issuance of debt or equity securities;

•	Cash generated from the contribution of existing assets to joint ventures; and/or

•	Proceeds from additional secured or unsecured debt financings.

As described below and elsewhere in this report, we currently believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund our projected longer-term needs. Management believes that access to future sources of significant cash will be challenging. These sources are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. Our inability to secure adequate sources of liquidity could lead to our eventual insolvency.

Potential Sources of Liquidity—

Asset Dispositions—

During the past several years, we have systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties with positive equity value.

Completed Dispositions—

•
During 2010, we disposed of 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $647.5 million of debt and the elimination of $20.4 million in principal repayment and/or debt service guaranties.

•
During 2011, we disposed of development land and 1.7 million square feet of office space. These transactions resulted in the elimination of $483.8 million of debt and the generation of $20.3 million in net proceeds (after the repayment of debt).

Pending or Potential Dispositions—

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon Capital Partners, LLC (“Beacon”) relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights and an adjacent land parcel at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. Net proceeds from the transactions to the Company are expected to total approximately $45 million. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during 2012. On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. We have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit Stadium Towers Plaza and 500 Orange Tower.

Other than the sale of our 20% interest in Wells Fargo Center (Denver) and San Diego Tech Center, and the development rights and an adjacent land parcel at San Diego Tech Center to Beacon described above, we do not anticipate any additional substantial cash-generating dispositions in the near term, and have a very limited number of assets remaining that could be sold in the near term to generate net cash proceeds. Although not currently contemplated, we believe that we can sell 777 Tower and the adjacent 755 South Figueroa land parcel in the near-term to generate net cash proceeds. We cannot assure you that this disposition can be completed in a timely manner or on terms acceptable to us.

Proceeds from Additional Secured or Unsecured Debt Financings—

During 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office property and received net proceeds totaling $33.1 million and also obtained $11.3 million of mezzanine financing on the property. We do not currently have arrangements for any other future secured financings and do not expect to obtain any other secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, given our financial condition we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

Potential Uses of Liquidity—

The following are the significant projected uses of our liquidity in the near term:

Payments in Connection with Loans—

Debt Service. As of December 31, 2011, we had $3.0 billion of total consolidated debt, including $0.8 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During 2011, we made debt service payments totaling $140.3 million, and the respective special servicers of the mortgages in default applied $50.1 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 550 South Hope, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand. We made no debt service payments with unrestricted cash during 2011 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of December 31, 2011 under commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $783.0 million secured by five separate office properties: Stadium Towers Plaza, 500 Orange Tower, Two California Plaza, 700 North Central and 801 North Brand. We remained the title holder on each of these assets as of December 31, 2011. On January 17, 2012, the special purpose property-owning subsidiary that owns Glendale Center defaulted on a $125.0 million non-recourse CMBS loan secured by the property.

With respect to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand, we reached definitive agreements with the respective special servicers regarding our exit from these assets. As to Stadium Towers Plaza and 500 Orange Tower, we have an agreement in place with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit each asset. In addition, during 2011 we reached an agreement with the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand regarding cooperative foreclosure proceedings and a release from nearly all potential claims under the loan documents.

On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed.

With respect to Glendale Center and Two California Plaza, the respective special servicers have accelerated the maturity of the debt due to the default by our special purpose property-owning subsidiaries under each of these non-recourse mortgage loans. The respective special servicers have the right to foreclose on the properties underlying such loans, but they have not done so to date. Also pursuant to contractual rights, the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There are several potential outcomes with respect to Glendale Center and Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the loan terms (an unlikely outcome). There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

Following a notice of imminent default from us, in December 2011 the non-recourse mortgage loan encumbering 3800 Chapman was transferred into special servicing. Our Operating Partnership is obligated under a debt service guaranty in connection with this loan. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Operating Partnership Contingent Obligations—Debt Service Guaranty.” As of December 31, 2011 and the date of this report, the mortgage loan secured by 3800 Chapman is not in default.

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

The $109.0 million non-recourse mortgage loan secured by Brea Corporate Place and Brea Financial Commons (“Brea Campus”) matures on May 1, 2012. We expect to deliver title to the property to the lender on or before the maturity date of the loan. We do not intend to settle amounts due under this loan with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis, and we may face a loan maturity default and potential foreclosure.

The $400.0 million non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. We believe that the Company will be able to either extend or refinance this mortgage loan prior to or upon maturity. If we are unable to extend the KPMG Tower mortgage loan with the current lender group with a negotiated paydown or refinance the loan with a different lender or lender group, we may face a loan maturity default and potential foreclosure. We do not know what paydown will be required upon any refinancing of this mortgage loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown. We do not currently have any commitment for additional capital to the extent any paydown requires cash in excess of the unrestricted cash on hand that we would be able or willing to allocate to such paydown. In that event, we believe that the Company will be able to obtain the necessary capital through other means, although this cannot be assured. We are subject to tax indemnification obligations to Robert F. Maguire III and other contributors with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. Although our liquidity position has improved slightly, we still have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. This guaranty is a contingent obligation that could give rise to a defined amount of recourse against our Operating Partnership should the special purpose property-owning subsidiary be unable to satisfy certain obligations under its otherwise non-recourse mortgage loan. This debt service guaranty impacts our ability to dispose of the underlying asset on favorable terms or at all. We may be required to continue to own 3800 Chapman, even if it operates at a loss, and utilize a portion of our unrestricted cash so as to avoid funding any amounts under the debt service guaranty. Even if we are able to cooperatively dispose of this property, the special servicer will likely require a cash payment to release us from the debt service guaranty.

For a more detailed discussion of our liquidity, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Investment in Joint Venture

We own a 20% interest in our joint venture with Charter Hall that owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Cerritos Corporate Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture.

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights and an adjacent land parcel at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

Competition

We compete in the leasing of office space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources.

Principal factors of competition in our primary business of owning office properties are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the LACBD. Our cash preservation efforts could impact our ability to compete in these areas. Additionally, our ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Segment, Geographical and Tenant Concentration Information

Segment Information—

We have two reportable segments: office properties and a hotel property (which was sold during 2011). Due to the size of the hotel segment in relation to our consolidated financial statements, we are not required to report segment information for 2011, 2010 and 2009. Prior to the sale of the hotel, we did not allocate our investment in real estate between the hotel and office portions of the Plaza Las Fuentes property; therefore, separate information related to investment in real estate and depreciation and amortization was not available for the office and hotel segments.

Geographical Information—

All of our business is conducted in the U.S., and we do not derive any revenue from foreign sources.

Tenant Concentration Information—

Our office properties are typically leased to high credit-rated tenants for terms ranging from five to ten years, although we also enter into some short-term leases. As of December 31, 2011, investment-grade-rated tenants in the LACBD generated 24.3% of its total annualized rental revenue, and nationally-recognized tenants in the LACBD generated an additional 57.0% of its total annualized rental revenue.

During 2011, our four largest tenants accounted for approximately 19% of our rental and tenant reimbursement revenue. No individual tenant accounted for 10% or more of our total rental and tenant reimbursement revenue during 2011. The special purpose property-owning subsidiary that owns Two California Plaza is currently in default on the mortgage loan secured by the property. One of our four largest tenants is a tenant at Two California Plaza and this tenant accounted for approximately 3% of our total rental and tenant reimbursement revenue during 2011.

During 2011, each of the following office properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, Two California Plaza, Gas Company Tower and KPMG Tower. The revenue generated by these four properties totaled approximately 61% of our consolidated revenue during 2011. The special purpose property-owning subsidiary that owns Two California Plaza is currently in default on the mortgage loan secured by the property. This property generated approximately 15% of our consolidated revenue during 2011.

Government and Environmental Regulations

Our office properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals to operate its business.

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

Some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Also, some of our properties contain asbestos-containing building materials (“ACBM”). Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We can make no assurance that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, financial condition or results of operations. None of our recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

From time to time, the U.S. Environmental Protection Agency (“EPA”) designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. Superfund sites can cover large areas, affecting many different parcels of land. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center is located lies within a large Superfund site. The site was designated as a Superfund site because the groundwater beneath the site is contaminated. We have not been named, and do not expect to be named, as a potentially responsible party for the site. If we were named, we would likely be required to enter into a de minimis settlement with the EPA and pay nominal damages. On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property.

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

Insurance

We carry commercial liability, fire, extended coverage, earthquake, terrorism, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, business interruption and rental loss insurance covering all of the properties in our portfolio under a portfolio insurance program. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of management, the properties in our portfolio are adequately insured. Our terrorism insurance, which covers both certified and non-certified terrorism loss, is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses, such as loss from riots. Most of our properties are located in areas known to be seismically active. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, particularly in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. The future cost of coverage for losses due to earthquakes and other natural disasters may significantly increase due to market conditions resulting from the 2011 worldwide catastrophes and weather-related insured losses. See Item 1A. “Risk Factors—Potential losses may not be covered by insurance.”
Employees

As of December 31, 2011, we employed 114 persons. None of these employees are currently represented by a labor union.

Corporate Offices

We own the building in which our executive, leasing, marketing, legal and accounting offices are located: KPMG Tower, 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071, telephone number 213-626-3300. We believe that our current facilities are adequate for our present needs.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, potential asset dispositions and loan modification efforts, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all;

•	Our failure to reduce our significant level of indebtedness;

•	Risks associated with the timing and consequences of loan defaults and non-core asset dispositions;

•	Risks associated with our loan modification and asset disposition efforts, including potential tax ramifications;

•	Risks associated with our ability to dispose of properties with potential value above the debt, if and when we decide to do so, at prices or terms set by or acceptable to us;

•	Decreases in the market value of our properties;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Defaults on or non-renewal of leases by tenants;

•	Our dependence on significant tenants;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD;

•	The disruption of credit markets or a global economic slowdown;

•	Potential loss of key personnel (most importantly, members of senior management);

•	Increased interest rates and operating costs;

•	Difficulty in operating the properties owned through our joint venture;

•	Our failure to maintain our status as a REIT;

•	Environmental uncertainties and risks related to earthquakes and other natural disasters;

•	Future terrorist attacks in the U.S.;

•	Risks associated with our organizational structure; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

Set forth below are some (but not all) of the factors that could adversely affect our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We have a substantial amount of debt that we may not be able to extend, refinance or repay on favorable terms or at all. As of December 31, 2011, we have $509.5 million of debt maturing in 2012 and $533.6 million of debt maturing in 2013.

We may face challenges in repaying, extending or refinancing our existing debt on acceptable terms or at all, which would be most significant with respect to our major near-term maturities at KPMG Tower (October 2012), US Bank Tower (July 2013) and 777 Tower (November 2013). Failure to pay off, refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of such debt, could result in an event of default that could potentially allow lenders to accelerate such debt and foreclose on the asset. If debt on an asset is accelerated, proceeds from disposition of the asset may not be sufficient to repay such debt in full. Any completed foreclosure of an asset subject to tax indemnification obligations (as described below in “—Tax indemnification obligations in the event that we dispose of certain properties could limit our operating flexibility”) could trigger a material financial obligation due immediately from our Operating Partnership to the indemnified party or parties If we are unable to extend, refinance or repay our debt as it comes due, our business, financial condition, results of operations and common stock price may be materially and adversely affected and we could become insolvent.

Furthermore, even if we are able to obtain extensions on or refinance our existing debt, such extensions or new loans may include operational and financial covenants significantly more restrictive than our current debt covenants. Any such extensions will also require us to pay certain fees to, and expenses of, our lenders. Any such fees and cash flow restrictions will affect our ability to fund our ongoing operations from our operating cash flows, as discussed in this report.

Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities. Also, our agreements with Mr. Maguire and other contributors obligate us to use commercially reasonable efforts to make available certain amounts of debt for Mr. Maguire and other contributors to guarantee, which may limit our flexibility to refinance the debt encumbering our properties.

We may not be able to raise capital to repay our debt or finance our operations.

We continue to assess our ability to generate capital from a variety of sources and access to any significant source may be very challenging. There can be no assurance that any of these capital raising activities will be successful. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our substantial indebtedness adversely affects our financial health and operating flexibility.

As of December 31, 2011, our total consolidated indebtedness was $3.0 billion, including $0.8 billion of debt associated with mortgages in default. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We may not generate sufficient cash flow after debt service to reinstate distributions on our common stock and/or Series A preferred stock in the near term or at all. Our existing mortgage agreements contain lockbox and cash management provisions, which, under certain circumstances, limit our ability to utilize available cash flow at the specific property, including for the payment of distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock and Series A preferred stock, regardless of our ability to refinance or extend our debt, including:

•	Limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•	Limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to service our debt;

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulations;

•	Limiting our ability to fund capital expenditures, tenant improvements and leasing commissions; and

•	Limiting our ability or increasing the costs to refinance our indebtedness.

The lockbox and cash management arrangements contained in most of our loan agreements provide that substantially all of the income generated by our special purpose property-owning subsidiaries is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

Furthermore, completed foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Completed foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with Mr. Maguire and other contributors with respect to sales of certain properties, as described below in “—Tax indemnification obligations in the event that we dispose of certain properties could limit our operating flexibility.”

Given the restrictions in our debt covenants and those that may be included in any loan extensions or new loans we may obtain in the future, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.

Certain of our special purpose property-owning subsidiaries are currently in default under non-recourse mortgage loans, and other special purpose property-owning subsidiaries may default under their respective loans in the future.

Five of our special purpose property-owning subsidiaries were in default as of December 31, 2011 under non-recourse mortgage loans secured by the following properties: Stadium Towers Plaza, 500 Orange Tower, Two California Plaza, 700 North Central and 801 North Brand. Additionally, on January 17, 2012, the special purpose property-owning subsidiary that owns Glendale Center defaulted on the non-recourse mortgage loan secured by the property.

With respect to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand, we reached definitive agreements with the respective special servicers regarding our exit from these assets. As to Stadium Towers Plaza and 500 Orange Tower, we have an agreement in place with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit each asset. In addition, during 2011 we reached an agreement with the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand regarding cooperative foreclosure proceedings and a release from nearly all potential claims under the loan documents. On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed.

With respect to Glendale Center and Two California Plaza, the continuing default by our special purpose property-owning subsidiaries under each of these non-recourse mortgage loans gives the respective special servicers the contractual right to accelerate the maturity of the debt and the right to foreclose on the property underlying such loans, but they have not done so to date. Also pursuant to contractual rights, the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. There are several potential outcomes with respect to Glendale Center and Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the loan terms. There is no assurance that we will be able to achieve favorable outcomes on a cooperative or timely basis.

Our debt covenants restrict our ability to enter into certain transactions if or when we decide to do so.

Certain of our material debt obligations require us to comply with covenants, including but not limited to, financial covenants, due on sale clauses, change in control restrictions and New York Stock Exchange (“NYSE”) listing requirements. Some or all of these covenants could prevent or delay our ability to enter into certain transactions that may be in the best interests of our stockholders, including our ability to:

•	Sell identified properties;

•	Engage in a transaction that results in a change in control of the Company;

•	Merge with or into another company; or

•	Sell all or substantially all of our assets.

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

All of our properties are encumbered by traditional non-recourse debt obligations. In connection with these loans, our Operating Partnership entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or our Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

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

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations, and the price of our common stock and Series A preferred stock would be materially adversely affected and our insolvency could result.

We could recognize income without accompanying cash proceeds if we modify the terms of our mortgage loans.

We currently are negotiating, and we expect to continue to negotiate, with the lender parties on certain of our mortgage loans. In some cases, we may negotiate modifications to the terms of certain mortgage loans. If such modifications alter the legal rights and obligations under the loans in a manner that is economically significant, the modification may cause us to be treated as if we repaid the original loan for an amount equal to the “issue price” of the modified loan, as determined for U.S. federal income tax purposes, which we anticipate will generally be the stated principal amount of the modified loan, but in certain circumstances could be the fair market value of the original or modified loan. In general, if the issue price of the modified loan is less than the outstanding principal balance of the current loan, then unless an exception applied, we generally would be treated as if we repaid the original loan at a discount, resulting in our recognizing taxable income without accompanying cash proceeds.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under certain circumstances.

As of December 31, 2011, we had approximately $1.1 billion of federal and $1.0 billion of state net operating loss (“NOL”) carryforwards available to offset future taxable income. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result, if we undertake certain strategic alternatives or capital raising opportunities to generate cash, or if trading in our stock exceeds certain levels and meets other requirements, we may undergo an “ownership change” and our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations.

Tax indemnification obligations in the event that we dispose of certain properties could limit our operating flexibility.

We agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of a foreclosure or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 60.0% of the LACBD and Other Properties’ effective annualized rent as of December 31, 2011. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower (currently expiring in June 2012, with final expiration extended to June 2015 if certain conditions are met);

•	US Bank Tower (currently expiring in June 2012, with final expiration extended to June 2015 if certain conditions are met);

•	KPMG Tower (currently expiring in June 2012, with final expiration extended to June 2015 if certain conditions are met);

•	Wells Fargo Tower (currently expiring in June 2012, with final expiration extended to June 2013 if certain conditions are met); and

•	Plaza Las Fuentes (currently expiring in June 2012, with final expiration extended to June 2013 if certain conditions are met).

We agreed to these provisions in order to assist Mr. Maguire and certain other contributors in preserving their tax position after their contribution of property interests to us. While we do not intend to dispose of any of these properties in transactions that would trigger tax indemnifications obligations, if we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to Mr. Maguire and certain other contributors, and we have agreed that the calculation of damages in the event these tax indemnification obligations are triggered will give consideration to the tax effect of the disposition on the contributor or contributors. In addition, we could involuntarily trigger our tax indemnification obligations under these provisions in the event of a condemnation of one of these properties or in the event one of these properties was to be transferred in a foreclosure proceeding, pursuant to deed-in-lieu of foreclosure, or in any other taxable transaction. Were tax indemnification obligations to be triggered with respect to any of the above properties, the damages we would incur would likely have a material effect on our financial position and could result in our insolvency. In addition, specific requirements must be met for us to engage in certain change in control transactions that would create adverse tax consequences for Mr. Maguire and the other contributors.

Economic conditions may have an adverse effect on our revenue and available cash.

Our business requires continued access to cash to fund our operations, payments in connection with our loans, distributions to stockholders and unit holders (if we decide to or are required to make such distributions), capital expenditures and limited entitlement-related costs. We may not be able to generate sufficient cash for these purposes. Rental revenue generated from our tenants may decrease if we experience tenant defaults and/or tenant bankruptcies. In addition to the direct adverse effect of tenant failures on our operations, these events also negatively affect our ability to attract and maintain current rent levels for new tenants. Further, any actual or perceived adverse impact of economic conditions on industries in which our tenants operate may negatively impact our revenue and available cash.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or dispose of properties if or when we decide to do so.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control. The foregoing could mean that we may be unable to complete any future dispositions of properties that we may choose to market for sale at a price or on the terms set by us or in a timely manner.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of office and commercial real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose current or potential tenants (including major tenants) and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2011, leases representing 5.8% of the leased square footage of the properties in the LACBD will expire in 2012 and an additional 21.2% of the rentable square footage of the properties in the LACBD was available for lease. Above-market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates.

We depend on significant tenants.

As of December 31, 2011, our 20 largest tenants represented 49.3% of the LACBD’s total annualized rental revenue. Our rental revenue depends on entering into leases with and collecting rents from tenants. As described above, we face significant competition for tenants, which could result in us losing some of our major tenants. General and regional economic conditions may adversely affect our major tenants and potential tenants. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing any financial recovery.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate their lease with us. Our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Also, our claim for unpaid rent would likely not be paid in full.

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

Events and conditions generally applicable to owners and operators of real property that are beyond our control may negatively impact our financial position and the value of our properties. These events and conditions include:

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

We possess leasehold interests on the land at One California Plaza (a joint venture property) and Two California Plaza that, including renewal options, expire in 2082. We also have leasehold interests on the land at Brea Corporate Place that expires in 2083 and the land at Cerritos Corporate Center (a joint venture property) that expires in 2032, with an option to extend until 2087. As of December 31, 2011, we had 1.9 million effective net rentable square feet of office space located on these parcels. We have an air space lease at Plaza Las Fuentes that expires in 2017, with options to renew for three additional ten-year periods and an option to purchase the air space. If we default under the terms of these long-term leases, we may be liable for damages and lose our interest in these properties, including our options to purchase the land or air space subject to the leases. Our special purpose property-owning subsidiary that owns Two California Plaza is currently in default on the mortgage loan secured by the property.

Continuing state budget problems in California may have an adverse effect on our operating results and occupancy levels.

The State of California began its fiscal year on July 1, 2011 with a significant reported deficit, which continues to impact the current recessionary conditions within that state. The State of California continues to address severe budget shortfalls through reductions of benefits and services and the layoff or furlough of employees. The State’s budgetary issues may reduce demand for leased space in California office properties.

Most of our properties depend upon the Southern California economy and the demand for office space.

Most of our properties are located in Los Angeles County, California, and many of them are concentrated in the LACBD, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Southern California region (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and Southern California regional office space market (such as oversupply of, reduced demand for or decline in property values in such office space). The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. We cannot assure you of the growth of the Southern California economy or the national economy or our future growth rate.

U.S. economic conditions have been uncertain.

U.S. economic conditions continue to be uncertain. Concern about the stability of the economy and credit markets and the strength of counterparties may lead to challenges in obtaining loans. Volatility in the U.S. and international capital markets and in the California economy may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel. If we lost their services, our business and relationships could diminish. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, and industry personnel.

Inflation may adversely affect our financial condition and results of operations.

Should inflation increase in the future, we may experience:

•	Difficulty in replacing or renewing expiring leases; and/or

•	An inability to receive reimbursement from our tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance.

Inflation also poses a potential threat to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to higher interest rates on new fixed-rate debt as well as on our outstanding variable-rate debt.

Market interest rates and other factors may affect the value of our common stock and Series A preferred stock.

Our board of directors did not declare dividends on our common stock or Series A preferred stock during 2009, 2010 and 2011. Due to our focus on preserving our unrestricted cash and the availability of substantial NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock for the foreseeable future. To the extent we resume payment of dividends, one of the factors that influence the price of our common stock and Series A preferred stock is the dividend yield relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock and Series A preferred stock to go down. The trading price of our common stock and Series A preferred stock also depends on many other factors, which may change from time to time, including:

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

The State of California continues to address issues related to the supply of electricity, water and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its utility needs may reduce demand for leased space in California office properties. A significant reduction in demand for office space could adversely affect our financial condition and results of operations.

Joint venture investments, including our joint venture with Charter Hall, could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We are currently partners with Charter Hall in a joint venture. As described in Item 1. “Business—Investment in Joint Venture,” Charter Hall has agreed to transfer its 80% interest in the joint venture to Beacon. This transaction is subject to customary closing conditions, including obtaining lender consents. We may also co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In the case of our existing joint venture and any additional joint ventures, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership, joint venture or other entity. Impasses could also result in either the sale of a property or properties or the sale of our joint venture interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership, joint venture or other entity to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such partnerships, joint ventures or other entities to permit them to achieve our business objectives.

Failure to maintain our status as a REIT would have significant adverse consequences to us and the value of our stock.

We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. To qualify as a REIT, we must satisfy a number of asset, income, organizational, operational, dividend distribution, stock ownership and other requirements. For example, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. However, we have not had REIT taxable income, and have not been required to make any distributions to satisfy the REIT distribution requirement, for the past several years and do not anticipate having to make any distributions to satisfy such requirement for 2012. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we would be subject to federal and state income tax at regular corporate rates; (ii) we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT could also impair our ability to raise capital and expand our business, and could adversely affect the value of our common stock and Series A preferred stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if our Services Companies enter into agreements with us or our tenants on a basis that is determined to be other than on an arm’s-length basis.

Potential losses may not be covered by insurance.

We carry commercial liability, fire, extended coverage, earthquake, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a portfolio insurance program. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, such as those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover such losses. Most of our properties are located in Southern California, an area especially subject to earthquakes. Six of the seven largest properties in the LACBD—US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (a joint venture property)—are all located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 86.9% of the LACBD’s effective annualized rent as of December 31, 2011. Because these properties are located so closely together, an earthquake in downtown Los Angeles and associated disasters could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, particularly in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. The future cost of coverage for losses due to earthquakes and other natural disasters may significantly increase due to market conditions resulting from the 2011 worldwide catastrophes and weather-related insured losses.

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

These environmental laws also govern the presence, maintenance and removal of ACBM, and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability. Some of our properties contain ACBM and we could be liable for such fines or penalties. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or such that costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations.

If excessive moisture accumulates in our buildings or on our building materials, it may trigger mold growth. Mold may emit airborne toxins or irritants. Inadequate ventilation, chemical contamination and other biological contaminants (including pollen, viruses and bacteria) could also impair indoor air quality at our buildings. Impaired indoor air quality may cause a variety of adverse health effects, such as allergic reactions. If mold or other airborne contaminants exist or appear at our properties, we may have to undertake a costly remediation program to contain or remove the contaminants or increase indoor ventilation. If indoor air quality were impaired, we may have to temporarily relocate some or all of a property’s tenants and could be liable to our tenants, their employees or others for property damage and/or personal injury.

Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the EPA designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center is located lies within a large Superfund site, and we could be named as a potentially responsible party with respect to that site. On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property.

Existing conditions at some of our properties may expose us to liability related to environmental matters, which may exceed our environmental insurance coverage limits.

Independent environmental consultants have conducted Phase I or other environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey, and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns.

None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future and future laws, ordinances or regulations may impose material additional environmental liability.

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

Losses resulting from the breach of our loan document representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and therefore present a risk to MPG Office Trust, Inc. should a special purpose property-owning subsidiary be unable to cover such a loss. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Future terrorist attacks in the U.S., such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew leases or re-lease space at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or more costly. Six of the seven largest properties in the LACBD—US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza (a joint venture property)—are all located within the Bunker Hill section of downtown

Los Angeles. Together, these properties represented roughly 86.9% of the LACBD’s effective annualized rent as of December 31, 2011. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize a taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of our Operating Partnership with respect to sales of specified properties.

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

The delisting of our common stock from the NYSE or threat thereof could have adverse effects by, among other things:

•	Reducing the liquidity and market price of our common stock;

•	Reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;

•	Damaging our reputation with current or potential tenants, lenders, vendors and other third parties;

•	Potentially giving rise to lender consent rights with respect to future change in control arrangements, property dispositions and certain other transactions under several of our debt agreements;

•	Reducing our ability to retain, attract and motivate our directors, officers and employees; and/or

•	Requiring the time and attention of our management and key employees on this issue, diverting attention from other responsibilities.

Our stock price may continue to be volatile.

The price at which our common stock will trade may continue to be volatile and may fluctuate due to factors such as:

•	Our financial condition and performance, including our liquidity position and the risk of insolvency;

•	Our quarterly and annual operating results;

•	Variations between our actual results and analyst and investor expectations or changes in financial estimates and recommendations by securities analysts;

•	The performance and prospects of our industry;

•	The depth and liquidity of the market for our common stock;

•	Concentration of ownership;

•	Short sales of our stock triggered by hedging activities, including the purchase of credit default swaps by certain of our lenders;

•	U.S. and international economic conditions;

•	The extent of institutional investors’ interest in us;

•	The reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities; and/or

•	General market volatility, conditions and trends.

Fluctuations may be unrelated to or disproportionate to our financial performance.

Our charter and Maryland law contain provisions that may delay, defer or prevent transactions that may be beneficial to the holders of our common stock and Series A preferred stock.

Our charter contains a 9.8% ownership limit. Our Articles of Amendment and Restatement (our “charter”), subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership, direct or indirect, in excess of 9.8% of the value of our outstanding shares of our common stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change in control that might be in the best interest of our stockholders.

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

Lease Terms

Our leases are typically for terms of five to ten years, although we also enter into some short-term leases. Our leases usually require the purchase of a minimum number of monthly parking spaces at the property and in many cases contain provisions permitting tenants to renew expiring leases at prevailing market rates. Most of our leases are either triple net or modified gross leases. Triple net and modified gross leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking spaces. We are generally responsible for structural repairs.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the dates indicated, the percentage leased and annualized rent per square foot of our LACBD properties and Other Properties:

	Percentage Leased	Annualized Rent per Square Foot (1)
LACBD:
December 31, 2011	78.8%	$22.31
December 31, 2010	82.7%	23.01
December 31, 2009	84.9%	23.31
Other Properties:
December 31, 2011	88.2%	$20.52
December 31, 2010	88.0%	21.35
December 31, 2009	88.3%	21.48
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

Property Statistics

The following tables summarize our Total Portfolio as of December 31, 2011:

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built	Ownership %	Net Building Rentable	Effective (1)	% of Net Rentable	% Leased	Total Annualized Rents (2)	Effective Annualized Rents (2)	Annualized Rent $/RSF (3)
LACBD Office Properties:
Gas Company Tower	1	17	1991	100%	1,369,822	1,369,822	15.68%	78.2%	$22,339,718	$22,339,718	$20.86
US Bank Tower	1	51	1989	100%	1,431,808	1,431,808	16.39%	55.1%	18,501,684	18,501,684	23.45
Wells Fargo Tower	2	55	1982	100%	1,402,157	1,402,157	16.05%	91.4%	28,092,992	28,092,992	21.92
Two California Plaza (4)	1	52	1992	100%	1,327,835	1,327,835	15.20%	78.0%	21,839,425	21,839,425	21.10
KPMG Tower	1	22	1983	100%	1,154,306	1,154,306	13.21%	96.1%	27,594,735	27,594,735	24.89
777 Tower	1	34	1991	100%	1,016,457	1,016,457	11.63%	82.2%	18,349,616	18,349,616	21.97
One California Plaza	1	25	1985	20%	1,034,134	206,827	11.84%	74.0%	16,902,466	3,380,493	22.10
Total LACBD Office Properties	8	256			8,736,519	7,909,212	100.00%	78.8%	$153,620,636	$140,098,663	$22.31
Effective LACBD Office Properties					7,909,212			79.3%

LACBD Parking Properties:					SQFT	Effective SQFT	Vehicle Capacity	Effective Vehicle Capacity	Annualized Parking Revenue (5)	Effective Annualized Parking Revenue (6)	Effective Annualized Parking Revenue per Vehicle Capacity (7)
On-Site Parking					2,498,787	2,138,085	6,651	5,601	$26,741,125	$23,833,738	$4,255
Off-Site Garages					1,285,165	1,285,165	4,124	4,124	8,888,076	8,888,076	2,155
Total LACBD Parking Properties					3,783,952	3,423,250	10,775	9,725	$35,629,201	$32,721,814	3,365
Total LACBD Office and Parking Properties					12,520,471	11,332,462
__________

(1)	Includes 100% of our consolidated properties and 20% of our unconsolidated joint venture property.

(2)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2011. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

(3)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

(4)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property to date. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset.

(5)	Annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2011.

(6)
Effective annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2011 adjusted to include 100% of our consolidated properties and 20% of our unconsolidated joint venture property.

(7)	Effective annualized parking revenue per vehicle capacity represents the effective annualized parking revenue divided by the effective vehicle capacity.

					Square Feet			Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built / Renovated	Ownership %	Net Building Rentable	Effective (1)	% of Net Rentable	% Leased	Total Annualized Rents (2)	Effective Annualized Rents (2)	Annualized Rent $/RSF (3)

Other Office Properties:
Glendale Center (4)	2	4	1973/1996	100%	396,000	396,000	10.70%	100.0%	$6,564,376	$6,564,376	$16.58
Plaza Las Fuentes	3	6	1989	100%	193,254	193,254	5.22%	100.0%	5,613,690	5,613,690	29.05
Cerritos – Phase I	1	1	1999	20%	221,968	44,394	6.00%	100.0%	6,667,919	1,333,584	30.04
Cerritos – Phase II	1	—	2001	20%	104,567	20,913	2.83%	100.0%	1,587,328	317,466	15.18
3800 Chapman	1	2	1984	100%	158,767	158,767	4.29%	75.9%	2,738,182	2,738,182	22.74
Stadium Gateway	1	7	2001	20%	272,826	54,565	7.37%	72.2%	4,411,722	882,344	22.41
Brea Corporate Place	2	23	1987	100%	329,833	329,833	8.91%	74.8%	2,896,470	2,896,470	11.73
Brea Financial Commons	3	2	1987	100%	165,540	165,540	4.47%	90.7%	3,175,533	3,175,533	21.16
San Diego Tech Center (5)	11	25	1984/1986	20%	645,591	129,118	17.45%	81.8%	10,660,228	2,132,046	20.18
Wells Fargo Center – Denver (5)	1	40	1983	20%	1,212,205	242,441	32.76%	91.2%	22,669,898	4,533,980	20.50
Total Other Office Properties	26	110			3,700,551	1,734,825	100.00%	88.2%	$66,985,346	$30,187,671	$20.52
Total Effective Other Office Properties					1,734,825			88.7%

Other Parking Properties:					SQFT	Effective SQFT	Vehicle Capacity	Effective Vehicle Capacity	Annualized Parking Revenue (6)	Effective Annualized Parking Revenue (7)	Effective Annualized Parking Revenue per Vehicle Capacity (8)
On-Site Parking					2,693,980	1,562,324	8,714	5,316	$4,496,066	$2,763,940	$520

Total Other Office and Parking Properties					6,394,531	3,297,149

					Square Feet	Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built	Ownership %	Net Building Rentable	% Leased	Total Annualized Rents (2)	Annualized Rent $/RSF (3)

Properties in Default:
Stadium Towers Plaza	1	22	1988	100%	258,586	45.7%	$2,286,798	$19.35
500 Orange Tower	3	27	1987	100%	335,898	65.5%	4,051,334	18.40
801 North Brand	1	28	1987	100%	282,788	78.2%	4,212,320	19.04
700 North Central	1	11	1979	100%	134,168	59.7%	1,228,767	15.35
Total Properties in Default	6	88			1,011,440	63.2%	$11,779,219	$18.42
__________

(1)	Includes 100% of our consolidated properties and 20% of our unconsolidated joint venture properties.

(2)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2011. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.

(3)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

(4)
On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property to date.

(5)	This property is under contract to be sold to an affiliate of Beacon, subject to customary closing conditions.

(6)	Annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2011.

(7)
Effective annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2011 adjusted to include 100% of our consolidated properties and 20% of our unconsolidated joint venture properties.

(8)	Effective annualized parking revenue per vehicle capacity represents the effective annualized parking revenue divided by the effective vehicle capacity.

Tenant Information

As of December 31, 2011, our properties in the LACBD are leased to 256 tenants. The following table sets forth information regarding the 20 largest tenants in our LACBD properties as of December 31, 2011:

Tenant		Annualized Rent (1)	% of Total LACBD Annualized Rent	Leased RSF	% of Total LACBD Leased RSF	Weighted Average Remaining Lease Term in Months	S & P Credit Rating / Nationally Recognized (2)
Rated Tenants ≥ $250,000 Annual Rent
1	Southern California Gas Company	$7,628,860	5.0%	412,679	6.0%	168	A
2	Wells Fargo Bank	5,675,869	3.7%	302,828	4.4%	19	AA-
3	US Bank, National Association	4,062,575	2.6%	154,304	2.2%	42	AA-
4	American Home Assurance	2,272,568	1.5%	112,042	1.6%	20	A
5	Bank of the West	2,011,108	1.3%	89,568	1.3%	104	A+
6	Bank of America (3)	1,492,514	1.0%	65,605	1.0%	18	A+
7	CIT Group, Inc.	1,042,228	0.7%	47,374	0.7%	51	B+
8	FTI Consulting	1,018,080	0.7%	42,420	0.6%	71	BB+
9	Mizuho Corporate Bank, Ltd (3)	992,880	0.6%	42,000	0.6%	8	B
10	Zurich Insurance Co., US Branch	976,558	0.6%	44,389	0.6%	134	AA-
	Other Rated Tenants ≥ $250,000 Annual Rent (4)	7,897,925	5.1%	333,714	4.8%	46
	Total Rated Tenants ≥ $250,000 Annual Rent (4)	35,071,165	22.8%	1,646,923	23.8%	74
	Total Investment Grade Tenants (4)	$37,369,090	24.3%	1,738,262	25.2%

Nationally Recognized Tenants ≥ $250,000 Annual Rent
11	Latham & Watkins LLP	9,676,051	6.3%	397,991	5.8%	131	4th Largest US Law Firm
12	Gibson, Dunn & Crutcher LLP	6,464,056	4.2%	268,268	3.9%	71	15th Largest US Law Firm
13	Deloitte & Touche LLP (3)	5,085,290	3.3%	290,588	4.2%	39	Largest US Accounting Firm
14	KPMG LLP	4,453,796	2.9%	175,971	2.6%	30	4th Largest US Accounting Firm
15	Marsh USA, Inc.	4,319,801	2.8%	210,722	3.1%	76	World’s Largest Insurance Broker
16	Morrison & Foerster LLP	3,885,728	2.5%	138,776	2.0%	21	20th Largest US Law Firm
17	Sidley Austin LLP	3,859,712	2.5%	192,457	2.8%	144	8th Largest US Law Firm
18	Munger, Tolles & Olson LLP	3,789,495	2.5%	165,019	2.4%	122	140th Largest U.S. Law Firm
19	Skadden, Arps, Slate, Meagher & Flom LLP	3,684,660	2.4%	169,235	2.5%	119	2nd Largest US Law Firm
20	Oaktree Capital Management, L.P.	3,331,703	2.2%	169,082	2.5%	58	Investment Management Co.
	Other Nationally Recognized Tenants ≥ $250,000 Annual Rent (4)	37,677,189	24.5%	1,656,054	24.1%	77
	Total Nationally Recognized Tenants ≥/ $250,000 Annual Rent (4)	86,227,481	56.1%	3,834,163	55.9%	81
	Total Nationally Recognized Tenants (4)	87,512,389	57.0%	3,905,812	56.7%
	Total Rated or Nationally Recognized Tenants ≥ $250,000 Annual Rent (4)	$121,298,646	78.9%	5,481,086	79.7%	79
	Total Investment Grade or Nationally Recognized Tenants (4)	$124,881,479	81.3%	5,644,074	81.9%
__________

(1)
Annualized rent is calculated as contractual base rent under existing leases as of December 31, 2011. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

(2)	S&P credit ratings are as of December 31, 2011. Rankings of law firms are based on total gross revenue in 2010 as reported by American Lawyer Media’s LAW.com.

(3)
This company is a tenant at Two California Plaza. Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property to date. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset.

(4)	Includes 100% of annualized rent and leased rentable square feet for our unconsolidated joint venture properties.

The following tables present the diversification of tenants occupying space in our LACBD properties and Other Properties as of December 31, 2011:

NAICS Code	North American Industrial Classification System Description	Effective Leased Square Feet (1)	Percentage of Effective Leased Square Feet
LACBD:
221	Utilities	416,939	6.7%
311 - 339	Manufacturing	50,648	0.8%
511 - 518	Information	171,723	2.7%
521 - 525	Finance and Insurance	1,418,970	22.6%
531 - 532	Real Estate and Rental and Leasing	196,065	3.1%
541	Professional, Scientific and Technical Services (except Legal Services)	1,072,479	17.1%
5411	Legal Services	2,603,065	41.5%
721 - 722	Accommodation and Food Services	77,276	1.2%
921 - 923	Public Administration	38,660	0.6%
	All Other Services	228,186	3.7%
		6,274,011	100.0%

Other Properties:
311 - 339	Manufacturing	169,268	11.0%
511 - 518	Information	461,602	30.0%
521 - 525	Finance and Insurance	478,803	31.1%
531 - 532	Real Estate and Rental and Leasing	22,541	1.5%
541	Professional, Scientific and Technical Services (except Legal Services)	39,972	2.6%
5411	Legal Services	70,002	4.5%
611	Educational Services	9,266	0.6%
721 - 722	Accommodation and Food Services	33,762	2.2%
921 - 923	Public Administration	24,240	1.6%
	All Other Services	228,698	14.9%
		1,538,154	100.0%
__________

(1)	Includes 20% share of our unconsolidated joint venture properties.

Lease Distribution

The following tables present information relating to the distribution of leases at our LACBD properties and Other Properties as of December 31, 2011:

Square Feet under Lease	Number of Leases	Percentage of Leases	Effective Leased Square Feet	Percentage of Effective Leased Square Feet	Effective Annualized Rent	Percentage of Effective Annualized Rent
LACBD:
2,500 or less	87	30.2%	71,336	1.1%	$2,120,654	1.5%
2,501 – 10,000	82	28.4%	485,471	7.7%	11,403,511	8.2%
10,001 – 20,000	44	15.3%	544,661	8.7%	12,463,290	8.9%
20,001 – 40,000	33	11.5%	836,224	13.3%	21,014,947	15.0%
40,001 – 100,000	26	9.0%	1,257,425	20.1%	26,100,020	18.6%
greater than 100,000	16	5.6%	3,078,894	49.1%	66,996,241	47.8%
	288	100.0%	6,274,011	100.0%	$140,098,663	100.0%

Other Properties:
2,500 or less	29	23.4%	17,232	1.1%	$426,726	1.4%
2,501 – 10,000	38	30.7%	94,157	6.1%	2,051,268	6.8%
10,001 – 20,000	19	15.3%	125,762	8.2%	2,252,734	7.5%
20,001 – 40,000	16	12.9%	142,059	9.2%	2,124,692	7.0%
40,001 – 100,000	16	12.9%	800,032	52.0%	16,614,856	55.0%
greater than 100,000	6	4.8%	358,912	23.4%	6,717,395	22.3%
	124	100.0%	1,538,154	100.0%	$30,187,671	100.0%

Lease Expirations

The following tables present a summary of lease expirations at our LACBD properties and Other Properties for leases in place at December 31, 2011, plus currently available space, for each of the ten calendar years beginning January 1, 2012. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Number of Leases	Total Area in Square Feet Covered by Expiring Leases (1)	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Square Foot (2)	Rent per Square Foot at Expiration (3)
LACBD: (4)
2012	63	396,119	5.8%	$8,788,815	5.7%	$22.19	$22.36
2013	52	1,175,938	17.1%	26,131,209	17.0%	22.22	23.16
2014	34	510,695	7.4%	11,360,917	7.4%	22.25	23.02
2015	38	832,323	12.1%	18,131,409	11.8%	21.78	23.29
2016	17	202,427	2.9%	4,706,319	3.1%	23.25	26.89
2017	25	889,783	12.9%	20,580,526	13.4%	23.13	24.23
2018	11	370,860	5.4%	8,249,968	5.4%	22.25	26.73
2019	14	314,493	4.6%	7,373,889	4.8%	23.45	29.43
2020	15	450,290	6.5%	9,784,968	6.4%	21.73	28.41
2021	10	442,887	6.4%	9,799,071	6.3%	22.13	29.39
Thereafter	9	1,300,001	18.9%	28,713,545	18.7%	22.09	31.69
Total expiring leases	288	6,885,816	100.0%	$153,620,636	100.0%	$22.31	$26.20
Currently available		1,850,703
Total rentable square feet		8,736,519

Other Properties:
2012	24	297,296	9.1%	$6,189,228	9.2%	$20.82	$21.35
2013	28	524,128	16.1%	11,261,618	16.8%	21.49	22.75
2014	22	845,990	25.9%	19,092,297	28.5%	22.57	24.20
2015	16	153,680	4.7%	2,961,329	4.4%	19.27	21.95
2016	15	535,824	16.4%	7,362,130	11.0%	13.74	16.62
2017	8	108,465	3.3%	1,936,298	2.9%	17.85	20.40
2018	4	147,689	4.5%	3,778,461	5.7%	25.58	33.39
2019	—	—	—%	—	—%	—	—
2020	5	521,642	16.0%	11,655,985	17.4%	22.34	28.88
2021	—	—	—%	—	—%	—	—
Thereafter	2	129,672	4.0%	2,748,000	4.1%	21.19	27.01
Total expiring leases	124	3,264,386	100.0%	$66,985,346	100.0%	$20.52	$23.50
Currently available		436,165
Total rentable square feet		3,700,551
__________

(1)	Includes 100% of our unconsolidated joint venture properties.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

(4)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property to date. We no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. The Total Area in Square Feet covered by Expiring Leases and Annualized Rent related to Two California Plaza is as follows: 2012 – 114,007 and $2,484,614, respectively; 2013 – 280,372 and $5,924,160, respectively; 2014 – 48,818 and $1,217,422, respectively; 2015 – 306,967 and $5,507,355, respectively;

2016 – 9,200 and $221,472, respectively; 2017 – 93,615 and $2,156,542, respectively; 2018 – 37,552 and $965,661, respectively; 2019 – 49,698 and $1,226,633, respectively; 2020 – 21,033 and $457,741, respectively; 2021 – 3,246 and $73,035, respectively; and Thereafter – 70,604 and $1,604,790, respectively.

Tenant Improvements and Leasing Commissions (1), (2)

The following table sets forth certain information regarding tenant improvement and leasing commission costs for tenants of our LACBD properties. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they are actually paid.

	For the Year Ended December 31,
	2011	2010	2009
Renewals (3)
Number of leases	34	29	29
Square feet	412,011	687,122	236,876
Tenant improvement costs per square foot (4)	$20.97	$27.01	$3.46
Leasing commission costs per square foot	$7.52	$12.45	$7.09
Total tenant improvements and leasing commissions
Costs per square foot	$28.49	$39.46	$10.55
Costs per square foot per year	$3.65	$3.62	$1.68

New/Modified Leases (5)
Number of leases	32	32	27
Square feet	240,167	485,930	211,235
Tenant improvement costs per square foot (4)	$26.08	$8.96	$27.16
Leasing commission costs per square foot	$7.57	$6.92	$7.05
Total tenant improvements and leasing commissions
Costs per square foot	$33.65	$15.88	$34.21
Costs per square foot per year	$4.84	$2.86	$4.58

Total (4)
Number of leases	66	61	56
Square feet	652,178	1,173,052	448,111
Tenant improvement costs per square foot (4)	$22.85	$19.53	$14.63
Leasing commission costs per square foot	$7.54	$10.16	$7.07
Total tenant improvements and leasing commissions
Costs per square foot	$30.39	$29.69	$21.70
Costs per square foot per year	$4.06	$3.42	$3.18
__________

(1)	Based on leases executed during the period. Excludes leases to related parties, short-term leases less than six months, and leases for raw space.

(2)	Tenant improvement and leasing commission information reflects 100% of our consolidated properties and 20% of our unconsolidated joint venture properties.

(3)	Does not include retained tenants that have relocated to new space or expanded into new space.

(4)	Tenant improvements include improvements and lease concessions.

(5)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

The following table sets forth certain information regarding tenant improvement and leasing commission costs for tenants of our Other Properties. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they are actually paid.

	For the Year Ended December 31,
	2011	2010	2009
Renewals (3)
Number of leases	13	11	9
Square feet	131,524	207,875	74,719
Tenant improvement costs per square foot (4)	$1.10	$2.77	$22.32
Leasing commission costs per square foot	$3.50	$7.28	$6.93
Total tenant improvements and leasing commissions
Costs per square foot	$4.60	$10.05	$29.25
Costs per square foot per year	$1.20	$2.02	$4.34

New/Modified Leases (5)
Number of leases	13	23	12
Square feet	53,018	96,047	85,734
Tenant improvement costs per square foot (4)	$17.75	$18.22	$32.54
Leasing commission costs per square foot	$4.75	$4.59	$4.67
Total tenant improvements and leasing commissions
Costs per square foot	$22.50	$22.81	$37.21
Costs per square foot per year	$5.20	$4.69	$4.33

Total
Number of leases	26	34	21
Square feet	184,542	303,922	160,453
Tenant improvement costs per square foot (4)	$5.88	$7.66	$27.78
Leasing commission costs per square foot	$3.86	$6.43	$5.72
Total tenant improvements and leasing commissions
Costs per square foot	$9.74	$14.09	$33.50
Costs per square foot per year	$2.45	$2.85	$4.33
__________

(1)	Based on leases executed during the period. Excludes leases to related parties, short-term leases less than six months, and leases for raw space.

(2)	Tenant improvement and leasing commission information reflects 100% of our consolidated properties and 20% of our unconsolidated joint venture properties.

(3)	Does not include retained tenants that have relocated to new space or expanded into new space.

(4)	Tenant improvements include improvements and lease concessions.

(5)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

Capital Expenditures (1)

The following tables set forth certain information regarding non-recoverable and recoverable capital expenditures for our LACBD properties and Other Properties. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases, but are borne by us to the extent of any unleased space in our portfolio.

	For the Year Ended December 31,
	2011	2010	2009
LACBD:
Non-recoverable capital expenditures	$1,626,018	$969,164	$1,552,899
Total square feet	7,909,212	7,876,004	7,819,301
Non-recoverable capital expenditures per square foot	$0.21	$0.12	$0.20

Recoverable capital expenditures (2)	$1,029,299	$2,199,899	$928,090
Total square feet	7,909,212	7,876,004	7,819,301
Recoverable capital expenditures per square foot	$0.13	$0.28	$0.12

Other Properties:
Non-recoverable capital expenditures	$337,329	$529,662	$818,215
Total square feet	1,669,518	1,669,293	1,660,896
Non-recoverable capital expenditures per square foot	$0.20	$0.32	$0.49

Recoverable capital expenditures (2)	$108,456	$—	$111,900
Total square feet	1,669,518	1,669,293	1,660,896
Recoverable capital expenditures per square foot	$0.06	$—	$0.07
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

Indebtedness

General

As of December 31, 2011, our consolidated debt was comprised of mortgage and mezzanine loans secured by 14 properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.30% as of December 31, 2011. A summary of our consolidated debt as of December 31, 2011 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,721.6	56.50%	5.44%	4 years
Variable-rate swapped to fixed-rate	400.0	13.13%	7.16%	<1 year
Variable-rate	142.6	4.67%	2.78%	1 year
Total debt, excluding mortgages in default	2,264.2	74.30%	5.58%	3 years
Mortgages in default	783.0	25.70%	10.62%
	$3,047.2	100.00%	6.87%

As of December 31, 2011, our ratio of total consolidated debt to total consolidated market capitalization was 89.5% of our total market capitalization of $3.4 billion (based on the closing price of our common stock of $1.99 per share on the NYSE on December 31, 2011). Our ratio of total consolidated debt plus liquidation preference of the Series A preferred stock to total consolidated market capitalization was 96.7% as of December 31, 2011. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and common units of our Operating Partnership as of December 31, 2011.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data—Note 5 to Consolidated Financial Statements.”

Mortgages in Default

As of the date of this report, four of our special purpose property-owning subsidiaries were in default under non-recourse mortgage loans. Amounts due under these loans as reported by the special servicers as unpaid as of March 9, 2012 are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
Stadium Towers Plaza	August 11, 2009	$20,162	$226	$20,388
500 Orange Tower	January 6, 2010	20,490	2,618	23,108
Two California Plaza	March 7, 2011	23,500	30	23,530
Glendale Center	January 17, 2012	1,899	323	2,222
		$66,051	$3,197	$69,248

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

With respect to Stadium Towers Plaza and 500 Orange Tower, we have an agreement in place with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit each asset.

With respect to Glendale Center and Two California Plaza, the respective special servicers have accelerated the maturity of the debt due to the default by our special purpose property-owning subsidiaries under each of these non-recourse mortgage loans. The respective special servicers have the right to foreclose on the properties underlying such loans, but they have not done so to date. Also pursuant to contractual rights, the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There are several potential outcomes with respect to Glendale Center and Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the loan terms (an unlikely outcome). There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

Item 3.	Legal Proceedings.

We are involved in various litigation and other legal matters, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of the matters that are currently pending will not have a material adverse effect on our business, financial condition or financial statements as a whole. As described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” mortgage loans encumbering several of our properties are currently in default. The resolution of some of these defaults may involve various legal actions, including court-appointed receiverships, damages claims and foreclosures.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.01, is traded on the NYSE. For information regarding the high and low closing prices of our common stock for the last two calendar years, see Item 8. “Financial Statements and Supplementary Data—Note 18 to Consolidated Financial Statements.”

Holders of Record

As of March 9, 2012, there were 212 holders of record of our common stock.

Dividends

Our board of directors did not declare a dividend on our common stock during 2009, 2010 and 2011, and we currently do not expect to resume paying dividends in the foreseeable future. The actual amount and timing of distributions in 2012 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

Subject to the distribution requirements applicable to REITs under the Code, we intend, to the extent practicable, to invest substantially all of the proceeds from dispositions and refinancing of our assets in real estate-related assets and other assets. We may, however, under certain circumstances, make a distribution of capital or assets. Such distributions, if any, will be made at the discretion of our board of directors. Distributions will be made in cash to the extent that unrestricted cash is available for distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,102,393	(2)	175,041
Equity compensation plans not approved by security holders (3)	—		—
Total	3,102,393		175,041
__________

(1)	Issued under the Second Amended and Restated 2003 Incentive Award Plan (the “Incentive Plan”) approved by stockholders on June 5, 2007.

(2)
Weighted average exercise price is $2.06 per share for 1,291,828 nonqualified stock options outstanding. Restricted common stock and restricted stock units totaling 1,810,565 shares will be issued at no cost to the recipients.

(3)
On November 24, 2010, we granted David L. Weinstein, our President and Chief Executive Officer, 600,000 shares of restricted common stock as an employment inducement award pursuant to NYSE rules. These shares were issued to Mr. Weinstein on November 24, 2010.

Recent Sales of Unregistered Securities

During 2011, the Company entered into agreements providing for the exchange of shares of its Series A preferred stock for shares of its common stock. Details of the exchanges are as follows:

	Series A Preferred Stock Exchanged	Common Stock Issued	Exchange Ratio (Common Shares Issued per Preferred Share)	Series A Preferred Stock Value per Share	Common Stock Value per Share
July 25, 2011 exchange	218,635	1,127,597	5.157	$19.00	$3.684
July 27, 2011 exchange	50,995	262,981	5.157	16.50	3.200

In connection with the exchanges, during 2011 we recorded a $2.8 million preferred stock redemption discount in our consolidated statement of operations that is added to our net income available to common stockholders for use in the calculation of earnings per share. The preferred stock redemption discount represents the excess of the carrying amount of our Series A preferred stock, including cumulative dividends not declared, over the fair value of the consideration transferred to the holders of our Series A preferred stock at the time of exchange. The shares of common stock issued in the exchanges were exchanged by the Company with existing stockholders and were exchanged in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act, as amended, and corresponding provisions of state securities laws. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

Issuer Purchases of Equity Securities

During 2011, we accepted the cancellation of 4,050 restricted stock units held by certain employees in accordance with the provisions of the Incentive Plan to satisfy the employees’ minimum statutory tax withholding obligations related to restricted stock unit awards that vested. We also accepted the cancellation of 252,969 shares of our common stock during 2011 from certain employees to satisfy the payment of the employees’ minimum statutory tax withholding obligations related to restricted common stock that vested. The value of the cancelled units and shares was calculated based on the closing market price of our common stock on the day prior to the applicable vesting date.

Also during 2011, we withheld 29,948 shares of our common stock from certain employees and a member of the board of directors to satisfy the payment of exercise price and/or minimum statutory tax withholding obligations due upon the exercise of nonqualified stock option awards. The value of the withheld shares was calculated based on the closing market price of our common stock on the exercise date.

Performance Graph

The following graph compares the performance of our common stock for the five-year period ended December 31, 2011 with that of the S&P 500 Index, the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REITs Index and the NAREIT Office Index. Upon written request, we will provide any person with a list of the companies included in the NAREIT Equity REITs and/or Office indices. The Cumulative Total Return shown below assumes an initial investment of $100.00 on December 31, 2006 and reinvestment of dividends. The historical information included in the performance graph and Cumulative Total Return is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last trading day of each month shown.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among MPG Office Trust, Inc., the S&P 500 Index,
the NAREIT Equity REITs Index and the NAREIT Office Index
_________

*	$100.00 invested on December 31, 2006 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
MPG Office Trust, Inc.	$100.00	$77.69	$3.85	$3.98	$7.25	$5.25
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
NAREIT Equity REITs Index	100.00	84.31	52.50	67.20	85.98	93.11
NAREIT Office Index	100.00	77.60	44.92	64.02	74.81	74.29

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial and operating data for our Company:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share amounts)
Operating Results (1), (2), (3), (4), (5)
Total revenue	$334,569	$343,802	$357,534	$362,110	$342,449
Total expenses (6)	459,257	645,663	613,654	479,287	436,095
Loss from continuing operations before equity in net (loss) income of unconsolidated joint venture and gains on sale of real estate	(124,688)	(301,861)	(256,120)	(117,177)	(93,646)
Equity in net (loss) income of unconsolidated joint venture	74	905	(10,401)	(1,092)	(2,149)
Gains on sale of real estate (7)	—	16,591	20,350	—	—
Loss from continuing operations	(124,614)	(284,365)	(246,171)	(118,269)	(95,795)
Income (loss) from discontinued operations (8)	222,841	86,427	(623,556)	(205,069)	115,154
Net income (loss)	98,227	(197,938)	(869,727)	(323,338)	19,359
Net (income) loss attributable to common units of our Operating Partnership	(9,208)	25,926	108,570	14,354	(40)
Net income (loss) attributable to MPG Office Trust, Inc.	89,019	(172,012)	(761,157)	(308,984)	19,319
Preferred stock dividends	(18,806)	(19,064)	(19,064)	(19,064)	(19,064)
Preferred stock redemption discount	2,780	—	—	—	—
Net income (loss) available to common stockholders	$72,993	$(191,076)	$(780,221)	$(328,048)	$255
Net income (loss) available to common stockholders per share – basic	$1.47	$(3.92)	$(16.21)	$(6.90)	$0.01
Weighted average number of common shares outstanding – basic	49,682,202	48,770,326	48,127,997	47,538,457	46,750,597
Distributions declared per common share	$—	$—	$—	$—	$1.60

Other Information
Cash flows (used in) provided by operating activities	$(24,057)	$22,045	$6,983	$(42,658)	$45,742
Cash flows provided by (used in) investing activities	187,238	317,592	354,042	(138,759)	(2,635,790)
Cash flows (used in) provided by financing activities	(92,076)	(383,755)	(350,545)	87,072	2,663,772

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Financial Position
Investments in real estate, net	$1,927,572	$2,394,858	$3,192,445	$4,422,386	$4,962,707
Assets associated with real estate held for sale	14,000	—	—	182,597	—
Total assets	2,282,391	2,771,012	3,667,659	5,199,015	5,749,778
Mortgage and other loans	3,045,995	3,576,493	4,248,975	4,714,090	5,003,341
Obligations associated with real estate held for sale	—	—	—	171,348	—
Total liabilities	3,210,317	3,816,534	4,524,636	5,218,677	5,391,794
Stockholders’ (deficit) equity	(815,884)	(920,341)	(754,020)	(19,662)	343,314
Noncontrolling interests	(112,042)	(125,181)	(102,957)	—	14,670
__________

(1)
Our selected financial data has been reclassified to reflect the disposition of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson and City Tower during 2011, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for 2010, 2009, 2008 and 2007 will not agree to those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Annual Reports on Form 10-K/A for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)
Our selected financial data has been reclassified to reflect the disposition of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza during 2010, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for 2009, 2008 and 2007 will not agree to those previously reported in our Annual Reports on Form 10-K/A for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)
Our selected financial data has been reclassified to reflect the disposition of 18581 Teller, City Parkway, Park Place I, 130 State College and the Lantana Media Campus during 2009, which have been presented as discontinued operations in our consolidated statements of operations. Therefore, amounts presented in the table above for 2008 and 2007 will not agree to those previously reported in our Annual Reports on Form 10-K/A for the years ended December 31, 2008 and 2007, respectively.

(4)
Our selected financial data has been reclassified to reflect the disposition of 1920 and 2010 Main Plaza, and City Plaza during 2008, which have been presented as discontinued operations in our consolidated statements of operations. Additionally, our 3161 Michelson property was classified as held for sale as of December 31, 2008 and its results of operations were reclassified to discontinued operations. Therefore, amounts presented in the table above for 2007 will not agree to those previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

(5)
During 2007, we purchased 24 office properties and development sites from Blackstone Real Estate Advisors. The consolidated statement of operations for 2007 includes the results of operations for these properties commencing with their date of acquisition, April 24, 2007.

(6)
Expenses of continuing operations in 2011 include default interest accrued and the writeoff of deferred financing costs related to mortgages in default totaling $35.2 million. In 2010, amount includes impairment charges totaling $201.0 million, and default interest accrued and the writeoff of deferred financing costs related to mortgages in default totaling $11.1 million. In 2009, amount includes impairment charges totaling $146.3 million, and default interest accrued and the writeoff of deferred financing costs related to mortgages in default totaling $2.5 million. In 2008, amount includes $23.9 million of costs associated with the review of strategic alternatives and subsequent management changes.

(7)
Gain on sale of real estate in 2010 represents the recognition of a deferred gain from the 2006 disposition of the 808 South Olive parking garage. In 2009, amount represents the recognition of a deferred gain from the 2006 contribution of an 80% interest in Cerritos Corporate Center to our joint venture with Charter Hall upon expiration of our loan guarantee.

(8)
In 2011, income from discontinued operations includes gains on settlement of debt totaling $190.4 million related to the disposition of 701 North Brand, 550 South Hope, 2600 Michelson and City Tower and gains on sale of real estate totaling $73.8 million related to the disposition of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel and City Tower. In 2010, income from discontinued operations includes gains on settlement of debt totaling $156.1 million related to the disposition of Griffin Towers, Park Place II, 207 Goode and Pacific Arts Plaza and a $14.7 million gain on sale of real estate related to the disposition of Park Place II. In 2009, loss from discontinued operations includes impairment charges totaling $207.7 million resulting from the disposition of City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus combined with $354.5 million of impairment charges related to the writedown of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode, Pacific Arts Plaza, 550 South Hope, 2600 Michelson and City Tower to their estimated fair value as of December 31, 2009. In 2008, loss from discontinued operations includes impairment charges totaling $73.7 million resulting from the disposition of 1920 and 2010 Main Plaza and City Plaza combined with a $50.0 million impairment charge related to the writedown of 3161 Michelson to its estimated fair value, less estimated costs to sell, as of December 31, 2008. In 2007, income from discontinued operations includes a $195.4 million gain on sale of real estate from the sale of Wateridge Plaza, Pacific Center and Regents Square.

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages and land parcels.

As of December 31, 2011, MPG Office, L.P. (our “Operating Partnership”) indirectly owns whole or partial interests in 20 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC (the “joint venture”), an unconsolidated joint venture formed in conjunction with Charter Hall Office REIT (“Charter Hall”), our Operating Partnership’s share of the Total Portfolio is 10.7 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.3% share of our Operating Partnership.

Our property statistics as of December 31, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	7	8	8,736,519	3,783,952	10,775	7,909,212	3,423,250	9,725
Other Properties	9	26	3,700,551	2,693,980	8,714	1,734,825	1,562,324	5,316
Properties in Default	4	6	1,011,440	1,060,775	3,422	1,011,440	1,060,775	3,422
	20	40	13,448,510	7,538,707	22,911	10,655,477	6,046,349	18,463
Percentage Leased
LACBD			78.8%			79.3%
Other Properties			88.2%			88.7%
Properties in Default			63.2%			63.2%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand (each of which was in receivership as of December 31, 2011) and Cerritos Corporate Center (a joint venture property).

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. We also receive income from providing management, leasing and real estate development services with respect to our joint venture with Charter Hall. On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon Capital Partners, LLC (“Beacon”) relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have slightly improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in our leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses.

Sources and Uses of Liquidity

Our expected actual and potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Unrestricted and restricted cash;	•	Property operations and corporate expenses;
•	Cash generated from operations;	•	Capital expenditures (including commissions and tenant improvements);
•	Asset dispositions;	•	Payments in connection with loans (including debt service, principal payment obligations and payments to extend, refinance or exit loans);
•	Proceeds from public or private issuance of debt or equity securities;	•	Swap obligation;
•	Cash generated from the contribution of existing assets to joint ventures; and/or	•	Entitlement-related costs; and/or
•	Proceeds from additional secured or unsecured debt financings.	•	Distributions to common and preferred stockholders and unit holders.

Actual and Potential Sources of Liquidity—

As described below and elsewhere in this report, we currently believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund our projected longer-term needs. Management believes that access to future sources of significant cash will be challenging. These sources are essential to our liquidity and financial position, and if

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. Our inability to secure adequate sources of liquidity could lead to our eventual insolvency. For a further discussion of risks associated with (among other matters) loan defaults, economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors.”

Unrestricted and Restricted Cash—

A summary of our cash position as of December 31, 2011 is as follows (in millions):

Unrestricted cash and cash equivalents	$117.9
Restricted cash:
Leasing and capital expenditure reserves	17.0
Tax, insurance and other working capital reserves	13.9
Prepaid rent reserves	13.5
Collateral accounts	10.6
Total restricted cash, excluding mortgages in default	55.0
Total restricted cash and unrestricted cash and cash equivalents, excluding mortgages in default	172.9
Restricted cash of mortgages in default	19.4
$192.3

The leasing and capital expenditure, tax, insurance and other working capital, and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. The cost to terminate the swap as of December 31, 2011 totals $14.9 million, less the $9.9 million in cash held by our counterparty. During 2012, we expect our counterparty will return the entire $9.9 million swap collateral amount to us due to the expiration of the swap in August 2012.

The following is a summary of our available leasing reserves (excluding mortgages in default) as of December 31, 2011 (in millions):

Restricted Cash Accounts
LACBD properties	$9.8
Other Properties	6.9
$16.7

Historically, we have relied heavily upon leasing reserves to fund ongoing leasing costs. The leasing reserves at our LACBD properties have been exhausted in large part, and future leasing costs will need to be funded primarily from property-generated cash flow. With respect to our Other Properties, we continue to have adequate leasing reserves at our Brea Corporate Place and Brea Financial Commons (“Brea Campus”) and 3800 Chapman properties to fund leasing costs for the next several years.

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

Occupancy levels. There was negative absorption in 2010 and 2011 in most of our submarkets, and our overall occupancy levels declined in both 2010 and 2011 in the LACBD. We expect that it will be challenging to maintain our year-end 2011 occupancy levels during 2012 for the following reasons (among others):

•	We are experiencing aggressive competition from other property owners.

•	Our perceived liquidity challenges and recent loan defaults may impact potential tenants’ willingness to enter into leases with us.

•	Economic conditions and stock market volatility have resulted in some companies shifting to a more cautionary mode with respect to leasing.

•	Many of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent).

•	We face some competition from high-quality sublease space, particularly in the LACBD.

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part I, Item 1A. “Risk Factors.”

Rental rates. As a result of the economic crisis, average asking rental rates dropped in all of our submarkets during 2010 and were essentially flat during 2011. On average, our in-place rents are generally close to current market in the LACBD and above market in the Other Properties. Because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline in 2012.

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of December 31, 2011, our 20 largest tenants represented 49.3% of the LACBD’s total annualized rental revenue. In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due to us from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

Asset Dispositions—
During the past several years, we have systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties with positive equity value.

Cash-Preserving Dispositions—

During 2010, we disposed of 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $647.5 million of debt and the elimination of $20.4 million in principal repayment and/or debt service

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

guaranties. During 2011, we closed the following cash-preserving transactions:

•
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

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during 2012. On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. We have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit Stadium Towers Plaza and 500 Orange Tower.

Cash-Generating Dispositions—

During 2011, we closed the following cash-generating transactions:

•	We disposed of the 500 Orange Center development site located in Orange, California. We received net proceeds from this transaction of $4.7 million.

•
We disposed of the Westin® Pasadena Hotel located in Pasadena, California. As a result of the disposition, we received net proceeds of $92.1 million, of which $78.6 million was used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office property. We generated unrestricted cash totaling $15.6 million from this transaction.

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights and an adjacent land parcel at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. Net proceeds from the transactions to the Company are expected to total approximately $45 million. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other than the sale of our 20% interest in Wells Fargo Center (Denver) and San Diego Tech Center, and the development rights and an adjacent land parcel at San Diego Tech Center to Beacon described above, we do not anticipate any additional substantial cash-generating dispositions in the near term, and have a very limited number of assets remaining that could be sold in the near term to generate net cash proceeds. Although not currently contemplated, we believe that we can sell 777 Tower and the adjacent 755 South Figueroa land parcel in the near-term to generate net cash proceeds. We cannot assure you that this disposition can be completed in a timely manner or on terms acceptable to us.

We agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of a foreclosure or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 60.0% of the LACBD and Other properties’ effective annualized rent as of December 31, 2011. The tax indemnification obligations may serve to prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

•	Gas Company Tower (currently expiring in June 2012, with final expiration extended to June 2015 if certain conditions are met);

•	US Bank Tower (currently expiring in June 2012, with final expiration extended to June 2015 if certain conditions are met);

•	KPMG Tower (currently expiring in June 2012, with final expiration extended to June 2015 if certain conditions are met);

•	Wells Fargo Tower (currently expiring in June 2012, with final expiration extended to June 2013 if certain conditions are met); and

•	Plaza Las Fuentes (currently expiring in June 2012, with final expiration extended to June 2013 if certain conditions are met).

Prior to the expiration of the respective tax indemnification obligations, our intention is to continue to own each of these properties, even if a property is operating at a loss.

Proceeds from Public or Private Issuance of Debt or Equity Securities—

Due to market conditions and our high leverage level, among other factors, it may be extremely difficult to raise cash through public or private issuance of debt or equity securities on favorable terms or at all. In the event of a successful issuance, existing equity holders would likely face substantial dilution. See Part I, Item 1A. “Risk Factors—We have the power to issue additional securities.”

Cash Generated from the Contribution of Existing Assets to Joint Ventures—

Although not currently planned or contemplated, in the long term we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures are typically complicated and may, under certain circumstances, involve risks not present were a

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Proceeds from Additional Secured or Unsecured Debt Financings—

During 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office property and received net proceeds totaling $33.1 million and also obtained $11.3 million of mezzanine financing on the property. We do not currently have arrangements for any other future secured financings and do not expect to obtain any other secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, given our financial condition we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

Actual and Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of our cash in the near term. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses. All of our business units underwent a thorough budgeting process in the fourth quarter of 2011 to allow for support of the Company’s 2012 business plan, while preserving unrestricted cash. Management continues to take steps to reduce general and administrative expenses. Our completed and any future property dispositions may further reduce these expenses. Regardless of these efforts, operating our properties and our business requires a significant amount of capital.

Capital Expenditures (Including Commissions and Tenant Improvements)—

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the length of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.

As of December 31, 2011, we have executed leases (excluding those related to mortgages in default) that contractually commit us to pay $34.2 million for leasing costs, of which $1.5 million is contractually due in 2013, $1.0 million in 2014, $0.3 million in 2015, $0.7 million in 2016 and $13.4 million in 2017 and thereafter. The remaining $17.3 million is contractually available for payment to tenants upon request during 2012, but actual payment is largely determined by the timing of requests from those tenants.

Although our liquidity position has improved slightly, we still have limited unrestricted cash. We may limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near or longer term. If this occurs, it may result in a decrease in the number of leases we execute (particularly new leases, which are generally more costly to us than renewals) and average rental rates. In addition, for leases that we do execute, we expect to pay standard tenant concessions.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As included in the summary table of available leasing reserves shown above, we have $16.7 million in available leasing reserves as of December 31, 2011. At our LACBD properties, we incurred approximately $22 per square foot, $30 per square foot and $30 per square foot in leasing costs on new and renewal leases executed during 2009, 2010 and 2011, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of December 31, 2011, we had $3.0 billion of total consolidated debt, including $0.8 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During 2011, we made debt service payments totaling $140.3 million, and the respective special servicers of the mortgages in default applied $50.1 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 550 South Hope, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand. We made no debt service payments with unrestricted cash during 2011 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of December 31, 2011 under commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $783.0 million secured by five separate office properties: Stadium Towers Plaza, 500 Orange Tower, Two California Plaza, 700 North Central and 801 North Brand. We remained the title holder on each of these assets as of December 31, 2011. On January 17, 2012, the special purpose property-owning subsidiary that owns Glendale Center defaulted on a $125.0 million non-recourse CMBS loan secured by the property.

With respect to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand, we reached definitive agreements with the respective special servicers regarding our exit from these assets. As to Stadium Towers Plaza and 500 Orange Tower, we have an agreement in place with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit each asset. In addition, during 2011 we reached an agreement with the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand regarding cooperative foreclosure proceedings and a release from nearly all potential claims under the loan documents. On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. See “Subsequent Events.”

With respect to Glendale Center and Two California Plaza, the respective special servicers have accelerated the maturity of the debt due to the default by our special purpose property-owning subsidiaries under each of these non-recourse mortgage loans. The respective special servicers have the right to foreclose on the properties underlying such loans, but they have not done so to date. Also pursuant to contractual rights,

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There are several potential outcomes with respect to Glendale Center and Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the loan terms (an unlikely outcome). There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

Following notices of imminent default from us, in March 2011 the non-recourse mortgage loans encumbering Wells Fargo Tower and US Bank Tower were transferred into special servicing. We took this proactive step to commence discussions regarding the non-recourse mortgage loans encumbering these properties at an early stage with the respective special servicers. In June 2011, the special servicer for Wells Fargo Tower transferred the mortgage loan back to the master servicer, and the loan was not modified. In November 2011, the special servicer for US Bank Tower transferred the mortgage loan back to the master servicer, and the loan was not modified. We also delivered a notice of imminent default to the master servicer for the non-recourse mortgage loan on Gas Company Tower in March 2011 requesting that the loan be transferred into special servicing. As of December 31, 2011 and the date of this report, the master servicer has not responded to the notice of imminent default or transferred the Gas Company Tower mortgage loan into special servicing, and we do not expect a transfer into special servicing to occur. As of December 31, 2011 and the date of this report, the mortgage loans secured by Wells Fargo Tower, US Bank Tower and Gas Company Tower are not in default, and we do not intend to dispose of these assets.

Following a notice of imminent default from us, in December 2011 the non-recourse mortgage loan encumbering 3800 Chapman was transferred into special servicing. Our Operating Partnership is obligated under a debt service guaranty in connection with this loan. See “—Indebtedness—Operating Partnership Contingent Obligations—Debt Service Guaranty.” As of December 31, 2011 and the date of this report, the mortgage loan secured by 3800 Chapman is not in default.

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

A summary of our debt maturing in 2012 and 2013 is as follows (in millions):

	2012	2013
Brea Campus	$109.0	$—
KPMG Tower	400.0	—
777 Tower	—	273.0
US Bank Tower	—	260.0
Principal payable at maturity	509.0	533.0
Plaza Las Fuentes mortgage scheduled principal payments	0.5	0.6
	$509.5	$533.6

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The $109.0 million non-recourse mortgage loan secured by Brea Campus matures on May 1, 2012. We expect to deliver title to the property to the lender on or before the maturity date of the loan. We do not intend to settle amounts due under this loan with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis, and we may face a loan maturity default and potential foreclosure.

The $400.0 million non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. We believe that the Company will be able to either extend or refinance this mortgage loan prior to or upon maturity. If we are unable to extend the KPMG Tower mortgage loan with the current lender group with a negotiated paydown or refinance the loan with a different lender or lender group, we may face a loan maturity default and potential foreclosure. We do not know what paydown will be required upon any refinancing of this mortgage loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown. We do not currently have any commitment for additional capital to the extent any paydown requires cash in excess of the unrestricted cash on hand that we would be able or willing to allocate to such paydown. In that event, we believe that the Company will be able to obtain the necessary capital through other means, although this cannot be assured. We are subject to tax indemnification obligations to Robert F. Maguire III and other contributors with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. Although our liquidity position has improved slightly, we still have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. This guaranty is a contingent obligation that could give rise to a defined amount of recourse against our Operating Partnership should the special purpose property-owning subsidiary be unable to satisfy certain obligations under its otherwise non-recourse mortgage loan. This debt service guaranty impacts our ability to dispose of the underlying asset on favorable terms or at all. We may be required to continue to

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

own 3800 Chapman, even if it operates at a loss, and utilize a portion of our unrestricted cash so as to avoid funding any amounts under the debt service guaranty. Even if we are able to cooperatively dispose of this property, the special servicer will likely require a cash payment to release us from the debt service guaranty.

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of December 31, 2011, we had transferred $9.9 million in cash to our counterparty to satisfy our collateral posting requirement under the swap. The cost to terminate the swap as of December 31, 2011 totals $14.9 million, less the $9.9 million in cash held by our counterparty. This collateral will be returned to us during 2012 as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%. During 2012, we expect our counterparty will return the entire $9.9 million swap collateral amount to us due to the expiration of the swap in August 2012. Future changes in both expected and actual LIBOR rates will have a de minimis impact on our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral during 2012 since the swap terminates in 2012.

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

As of December 31, 2011, we had approximately $1.1 billion of federal net operating loss (“NOL”) carryforwards, of which approximately $842 million relate to MPG Office Trust, Inc. and $209 million relate to our taxable REIT subsidiaries. Due to our focus on preserving our unrestricted cash and the availability of substantial NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2012 to maintain our REIT status due to the use of NOL carryforwards, as necessary. In determining REIT taxable income for purposes of applying the 90% distribution requirement, NOL carryforwards can be taken into account.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of January 31, 2012, we have missed 13 quarterly dividend payments. The amount of dividends in arrears totals $60.3 million.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

All distributions to our common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors. The actual amount and timing of distributions in 2012 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

Indebtedness

Mortgage Loans

As of December 31, 2011, our consolidated debt was comprised of mortgage and mezzanine loans secured by 14 properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.30% as of December 31, 2011. A summary of our consolidated debt as of December 31, 2011 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,721.6	56.50%	5.44%	4 years
Variable-rate swapped to fixed-rate	400.0	13.13%	7.16%	<1 year
Variable-rate	142.6	4.67%	2.78%	1 year
Total debt, excluding mortgages in default	2,264.2	74.30%	5.58%	3 years
Mortgages in default	783.0	25.70%	10.62%
	$3,047.2	100.00%	6.87%

As of December 31, 2011, our ratio of total consolidated debt to total consolidated market capitalization was 89.5% of our total market capitalization of $3.4 billion (based on the closing price of our common stock of $1.99 per share on the NYSE on December 31, 2011). Our ratio of total consolidated debt plus liquidation preference of the Series A preferred stock to total consolidated market capitalization was 96.7% as of December 31, 2011. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and common units of our Operating Partnership as of December 31, 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2011 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans: (2)
Brea Corporate Place (3)	2.25%	5/1/2012	$70,468	$1,604
Brea Financial Commons (3)	2.25%	5/1/2012	38,532	877
Plaza Las Fuentes mortgage loan (4)	4.50%	8/9/2016	33,574	1,526
Total variable-rate loans			142,574	4,007

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (5)	7.16%	10/9/2012	400,000	29,054
Total floating-rate debt			542,574	33,061

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
Glendale Center (6)	5.82%	8/11/2016	125,000	7,373
3800 Chapman	5.93%	5/6/2017	44,370	2,666
Plaza Las Fuentes mezzanine loan	9.88%	8/9/2016	11,250	1,111
Total fixed-rate rate debt			1,721,620	94,951
Total debt, excluding mortgages in default			2,264,194	128,012

Mortgages in Default
Two California Plaza (7)	10.50%	5/6/2017	470,000	50,035
500 Orange Tower (8)	10.88%	5/6/2017	110,000	12,136
Stadium Towers Plaza (8)	10.78%	5/11/2017	100,000	10,934
801 North Brand (9)	10.73%	4/6/2015	75,540	8,216
700 North Central (9)	10.73%	4/6/2015	27,460	2,987
Total mortgages in default			783,000	84,308
Total consolidated debt			3,047,194	$212,320
Debt discount			(1,199)
Total consolidated debt, net			$3,045,995
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The December 31, 2011 one-month LIBOR rate of 0.30% was used to calculate interest on the variable-rate loans.

(3)
This loan bears interest at a variable rate of LIBOR plus 1.95%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term.

(4)
This loan bears interest at a rate of the greater of (1) 4.50%, or (2) LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50% during the loan term.

(5)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(6)
On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property to date.

(7)	Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

payments due under this loan. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property to date. We no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset.

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

(9)
On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand.

Secured Debt Financings

On August 1, 2011, we completed a $33.8 million mortgage loan secured by the Plaza Las Fuentes office property located in Pasadena, California and received net proceeds totaling $33.1 million.

The loan bears interest at a rate equal to the greater of (1) 4.50% or (2) LIBOR plus 3.50%, and matures on August 9, 2016. The loan can be repaid at any time prior to maturity in whole or in part without payment of any prepayment penalty or premium. If the property’s debt service coverage ratio (as defined in the loan agreement) is less than a specified amount as of any applicable measurement date, the cash flow from the property will be swept into a cash collateral account controlled by the lender to fund, among other things, monthly debt service, taxes and insurance, property operating costs and expenses, capital expenditures and leasing costs.

On December 2, 2011, we completed an $11.3 million mezzanine financing secured by the Plaza Las Fuentes office property and received net proceeds totaling $11.1 million. The loan bears interest at a fixed rate equal to 9.88%, matures on August 9, 2016, and is locked out from prepayment until June 30, 2013. Thereafter, the loan can be repaid at any time prior to maturity, in whole or in part, without payment of any prepayment penalty or premium.

Mortgage Loans Settled Upon Disposition

701 North Brand—

On April 1, 2011, we disposed of 701 North Brand located in Glendale, California to the property’s lender. We recorded a $3.9 million gain on settlement of debt as part of discontinued operations as a result of the difference between the fair value assigned to the property in the transaction and the $33.8 million loan balance and accrued contractual interest forgiven by the lender upon disposition.

550 South Hope—

On April 26, 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $118.0 million of the $200.0 million mortgage loan as part of this transaction. Additionally, we received net proceeds of $37.8 million, which were applied by the special servicer to further reduce the outstanding balance on the mortgage loan. We recorded a $65.4 million gain on settlement of debt as part of discontinued operations as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plaza Las Fuentes—

On May 27, 2011, we disposed of the Westin® Pasadena Hotel located in Pasadena, California. As a result of the disposition, we received net proceeds of $92.1 million, of which $78.6 million were used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building. We generated unrestricted cash totaling $15.6 million from this transaction.

2600 Michelson—

On June 30, 2011, we disposed of 2600 Michelson located in Irvine, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $66.6 million of the $110.0 mortgage loan as part of this transaction. Additionally, we received net proceeds of $2.0 million, which were applied by the special servicer to further reduce the outstanding balance on the mortgage loan. We recorded a $58.6 million gain on settlement of debt as part of discontinued operations as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition.

City Tower—

On July 22, 2011, we disposed of City Tower located in Orange, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $140.0 million mortgage and mezzanine loans secured by the property as well as accrued contractual and default interest. We recorded a $62.5 million gain on settlement of debt as part of discontinued operations as a result of the difference between the fair value assigned to the property in the transaction and the principal amounts due under the mortgage and mezzanine loans and accrued contractual and default interest forgiven by the lender upon disposition.

Repayment of Unsecured Term Loan

On May 1, 2011, we repaid our $15.0 million unsecured term loan upon maturity using unrestricted cash.

Loan Extension

On May 1, 2011, we extended our $109.0 million non-recourse mortgage loan secured by Brea Campus to May 1, 2012. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

Mortgages in Default

A summary of our mortgages in default as of December 31, 2011 is as follows (in thousands):

Two California Plaza	$470,000
500 Orange Tower	110,000
Stadium Towers Plaza	100,000
801 North Brand	75,540
700 North Central	27,460
$783,000

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Year Ended December 31,
		2011		2010		2009
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Stadium Towers Plaza	August 11, 2009	$5,865	$5,069	$5,881	$5,069	$2,458	$1,986
500 Orange Tower	January 6, 2010	6,560	5,577	6,578	5,500	—	—
Two California Plaza	March 7, 2011	21,540	19,779	—	—	—	—
700 North Central	June 6, 2011	935	797	—	—	—	—
801 North Brand	June 6, 2011	2,572	2,193	—	—	—	—
		$37,472	$33,415	$12,459	$10,569	$2,458	$1,986

Stadium Towers Plaza and 500 Orange Tower—

With respect to Stadium Towers Plaza and 500 Orange Tower, we have an agreement in place with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit each asset. The actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

700 North Central and 801 North Brand—

On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand as well as accrued contractual and default interest on both loans. See “Subsequent Events.”

Two California Plaza—

On March 9, 2012, the special servicer for Two California Plaza delivered a notice that the mortgage loan maturity was accelerated due to the continuing default by our special purpose property-owning subsidiary under this non-recourse loan. The special servicer has the right to foreclose on the property, but has not done so to date. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

Notice of Imminent Default

Following a notice of imminent default from us, in December 2011 the non-recourse mortgage loan encumbering 3800 Chapman was transferred into special servicing. As described below, our Operating Partnership is obligated under a debt service guaranty in connection with this loan. As of December 31, 2011 and the date of this report, the mortgage loan secured by 3800 Chapman is not in default.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Partnership Contingent Obligations

Debt Service Guaranty—

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the payment of principal) and all amounts to be deposited into (i) a property tax and insurance reserve, (ii) a capital reserve, and (iii) a leasing rollover reserve.

In the absence of any rental income from the property, the total amount our Operating Partnership could owe the lender under the debt service guaranty from January 1, 2012 through the May 6, 2017 loan maturity is $3.3 million, $3.5 million, $3.6 million, $3.6 million, $3.6 million and $1.2 million for 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively. This amount includes estimates of future property tax and insurance reserve requirements. Actual amounts to be deposited with the lender may vary from these estimates. In addition, the $18.8 million estimate assumes no mitigation through rental income, including rent derived from in-place leases as of December 31, 2011. The guaranty can expire before its term upon determination by the lender that the property has achieved a debt service coverage ratio (as defined in the loan agreement) of at least 1.10 to 1.00 for two consecutive calculation dates.

Non-Recourse Carve Out Guarantees—

In addition to the debt service guaranty described above, all of the Company’s $3.0 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or our Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of December 31, 2011, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.0 billion as of December 31, 2011). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

Results of Operations

Our results of operations for all periods presented were affected by dispositions made during 2009, 2010 and 2011. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our office portfolio, with the exception of the Properties in Default and our joint venture properties. We have excluded Two California Plaza from the Properties in Default because our goal as of December 31, 2011 was to modify the loan with the special servicer rather than to dispose of the asset. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis. On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. Since the default occurred after year end, Glendale Center is not included in Properties in Default as of December 31, 2011.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of 2011 and 2010

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Year Ended		Increase/ (Decrease)	% Change	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2011	12/31/2010			12/31/2011	12/31/2010
Revenue:
Rental	$183.9	$191.7	$(7.8)	(4)%	$202.0	$211.5	$(9.5)	(4)%
Tenant reimbursements	81.6	85.8	(4.2)	(5)%	82.4	86.9	(4.5)	(5)%
Parking	34.4	36.0	(1.6)	(4)%	35.7	37.5	(1.8)	(5)%
Management, leasing and development services	—	—	—	—%	6.8	4.7	2.1	45%
Interest and other	5.7	2.7	3.0	111%	7.6	3.2	4.4	138%
Total revenue	305.6	316.2	(10.6)	(3)%	334.5	343.8	(9.3)	(3)%

Expenses:
Rental property operating and maintenance	74.3	75.0	(0.7)	(1)%	82.5	82.8	(0.3)	—%
Real estate taxes	27.1	26.8	0.3	1%	29.1	28.8	0.3	1%
Parking	8.8	9.6	(0.8)	(8)%	9.1	10.0	(0.9)	(9)%
General and administrative	—	—	—	—%	24.2	23.1	1.1	5%
Other expense	5.1	5.0	0.1	2%	7.0	6.4	0.6	9%
Depreciation and amortization	84.3	91.2	(6.9)	(8)%	96.8	104.6	(7.8)	(7)%
Impairment of long-lived assets	—	—	—	—%	—	201.0	(201.0)	(100)%
Interest	177.6	157.5	20.1	13%	210.3	189.0	21.3	11%
Loss from early extinguishment of debt	0.2	—	0.2	—%	0.2	—	0.2	—%
Total expenses	377.4	365.1	12.3	3%	459.2	645.7	(186.5)	(29)%
Loss from continuing operations before equity in net loss (income) of unconsolidated joint venture	(71.8)	(48.9)	(22.9)		(124.7)	(301.9)	177.2
Equity in net loss (income) of unconsolidated joint venture	—	—	—		0.1	0.9	(0.8)
Gain on sale of real estate	—	—	—		—	16.6	(16.6)
Loss from continuing operations	$(71.8)	$(48.9)	$(22.9)		$(124.6)	$(284.4)	$159.8
Income from discontinued operations					$222.8	$86.4	$136.4

Rental Revenue

Same Properties Portfolio rental revenue decreased $7.8 million, or 4%, while Total Portfolio rental revenue decreased $9.5 million, or 4%, during 2011 as compared to 2010, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2010 and 2011 at our core properties combined with lower rental rates during 2011. Our Total Portfolio rental revenue was also negatively impacted by lower occupancy at the Properties in Default.

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $4.2 million, or 5%, while Total Portfolio tenant reimbursements revenue decreased $4.5 million, or 5%, during 2011 as compared to 2010, mainly due to lease expirations.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Revenue

Same Properties Portfolio parking revenue decreased $1.6 million, or 4%, while Total Portfolio parking revenue decreased $1.8 million, or 5%, during 2011 as compared to 2010, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal and lower occupancy.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue increased $2.1 million, or 45%, during 2011 as compared to 2010 due to an increase in leasing commissions earned from our joint venture.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue increased $3.0 million while Total Portfolio interest and other revenue increased $4.4 million during 2011 as compared to 2010, mainly due to a bankruptcy settlement received related to a former tenant.

Parking Expense

Same Properties Portfolio parking expense decreased $0.8 million, or 8%, while Total Portfolio parking expense decreased $0.9 million, or 9%, during 2011 as compared to 2010, primarily due to lower occupancy.

General and Administrative Expense

Total Portfolio general and administrative expense increased $1.1 million, or 5%, during 2011 as compared to 2010, largely as a result of increased stock-based compensation cost that was partially offset by lower professional fees.

Other Expense

Total Portfolio other expense increased $0.6 million, or 9%, during 2011 as compared to 2010, primarily due to an increase in the tax provision.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $6.9 million, or 8%, while Total Portfolio depreciation and amortization expense decreased $7.8 million, or 7%, during 2011 as compared to 2010, mainly due to a reduction in the carrying amount of various properties as a result of impairment charges recorded during 2010.

Impairment of Long-Lived Assets

During 2010, we recorded impairment charges totaling $201.0 million in our Total Portfolio in connection with the writedown of certain office properties to their estimated fair value.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Same Properties Portfolio interest expense increased $20.1 million, or 13%, while Total Portfolio interest expense increased $21.3 million, or 11%, during 2011 as compared to 2010, mainly due to the accrual of default interest on Two California Plaza. The mortgage loan on this property was not in default as of December 31, 2010.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in our Total Portfolio during 2010 as a result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage.

Discontinued Operations

Our income from discontinued operations of $222.8 million during 2011 is comprised primarily of gains on settlement of debt related to the disposition of 550 South Hope, City Tower, 2600 Michelson and 701 North Brand and gains on disposal of the Westin® Pasadena Hotel, City Tower, 550 South Hope and 701 North Brand. Our income from discontinued operations of $86.4 million during 2010 is comprised primarily of gains on settlement of debt related to the disposition of Park Place II, Griffin Towers, 207 Goode and Pacific Arts Plaza and a gain on disposal of Park Place II.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of 2010 to 2009

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Year Ended		Increase/ (Decrease)	% Change	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2010	12/31/2009			12/31/2010	12/31/2009
Revenue:
Rental	$191.7	$194.4	$(2.7)	(1)%	$211.5	$216.5	$(5.0)	(2)%
Tenant reimbursements	85.8	91.0	(5.2)	(6)%	86.9	92.1	(5.2)	(6)%
Parking	36.0	38.4	(2.4)	(6)%	37.5	39.4	(1.9)	(5)%
Management, leasing and development services	—	—	—	—%	4.7	6.9	(2.2)	(32)%
Interest and other	2.7	1.5	1.2	80%	3.2	2.6	0.6	23%
Total revenue	316.2	325.3	(9.1)	(3)%	343.8	357.5	(13.7)	(4)%

Expenses:
Rental property operating and maintenance	75.0	75.4	(0.4)	(1)%	82.8	85.4	(2.6)	(3)%
Real estate taxes	26.8	28.4	(1.6)	(6)%	28.8	30.6	(1.8)	(6)%
Parking	9.6	10.6	(1.0)	(9)%	10.0	10.4	(0.4)	(4)%
General and administrative	—	—	—	—%	23.1	35.1	(12.0)	(34)%
Other expense	5.0	5.0	—	—%	6.4	6.1	0.3	5%
Depreciation and amortization	91.2	97.3	(6.1)	(6)%	104.6	111.0	(6.4)	(6)%
Impairment of long-lived assets	—	—	—	—%	201.0	146.3	54.7	37%
Interest	157.5	158.1	(0.6)	—%	189.0	188.7	0.3	—%
Total expenses	365.1	374.8	(9.7)	(3)%	645.7	613.6	32.1	5%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture and gains on sale of real estate	(48.9)	(49.5)	0.6		(301.9)	(256.1)	(45.8)
Equity in net income (loss) of unconsolidated joint venture	—	—	—		0.9	(10.4)	11.3
Gains on sale of real estate	—	—	—		16.6	20.4	(3.8)
Loss from continuing operations	$(48.9)	$(49.5)	$0.6		$(284.4)	$(246.1)	$(38.3)
Income (loss) from discontinued operations					$86.4	$(623.6)	$710.0

Rental Revenue

Same Properties Portfolio rental revenue decreased $2.7 million, or 1%, while Total Portfolio rental revenue decreased $5.0 million, or 2%, during 2010 as compared to 2009, primarily due to decreases in occupancy as a result of lease expirations and terminations during the period. Additionally, rental rates declined in both the LACBD and Orange County during 2010 as compared to 2009.

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $5.2 million, or 6%, while Total Portfolio tenant reimbursements revenue decreased $5.2 million, or 6%, during 2010 as compared to 2009, primarily due to lower occupancy and decreases in rental property operating and maintenance and real estate taxes expense billed to tenants.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Revenue

Same Properties Portfolio parking revenue decreased $2.4 million, or 6%, while Total Portfolio parking revenue decreased $1.9 million, or 5%, during 2010 as compared to 2009, primarily due to a reduction in parking rates at Gas Company Tower in connection with the Southern California Gas Company lease renewal and the non-renewal of a non-tenant parking contract at an off-site garage.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue decreased $2.2 million, or 32%, during 2010 as compared to 2009, mainly due to lower management and leasing fees earned from our joint venture.

Interest and Other Revenue

Same Properties Portfolio interest and other revenue increased $1.2 million while Total Portfolio interest and other revenue increased $0.6 million during 2010 as compared to 2009. Both increases were due to lease termination fees earned during 2010 with no comparable activity during 2009, partially offset by lower cash balances and lower interest rates earned on those balances during 2010.

Real Estate Taxes Expense

Same Properties Portfolio real estate taxes expense decreased $1.6 million, or 6%, while Total Portfolio real estate taxes expense decreased $1.8 million, or 6%, primarily due to base year reductions in property values during 2010.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $12.0 million, or 34%, during 2010 as compared to 2009, largely as a result of lower compensation expense due to headcount reductions resulting from property dispositions and reduced severance costs during 2010 as compared to 2009.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $6.1 million, or 6%, while Total Portfolio depreciation and amortization expense decreased $6.4 million, or 6%, during 2010 as compared to 2009, mainly due to a reduction in the carrying amount of various properties as a result of impairment charges recorded during 2009 combined with lower amortization of lease-related costs during 2010 as a result of lease terminations during 2009.

Impairment of Long-Lived Assets

During 2010, we recorded impairment charges totaling $201.0 million in our Total Portfolio in connection with the writedown of certain office properties to fair value. During 2009, we recorded impairment charges totaling $146.3 million in our Total Portfolio, mainly due to the writedown of certain office properties to their estimated fair value.

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

Gains on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate in our Total Portfolio during 2010 as a result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage. During 2009, we recorded a $20.4 million gain on sale of real estate in our Total Portfolio as a result of the expiration of a loan guaranty made by our Operating Partnership on the Cerritos Corporate Center mortgage that was deferred at the time we contributed that property to our unconsolidated joint venture.

Discontinued Operations

Our income from discontinued operations of $86.4 million during 2010 is comprised primarily of gains on settlement of debt related to the disposition of Park Place II, Griffin Towers, 207 Goode and Pacific Arts Plaza and a gain on disposal of Park Place II. Our loss from discontinued operations of $623.6 million during 2009 is comprised primarily of impairment charges recorded in connection with the disposition of various properties.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations.

	For the Year Ended December 31,		Increase/ (Decrease)
	2011	2010
	(In thousands)
Net cash (used in) provided by operating activities	$(24,057)	$22,045	$(46,102)
Net cash provided by investing activities	187,238	317,592	(130,354)
Net cash used in financing activities	(92,076)	(383,755)	291,679

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have slightly improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in our leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs and capital expenditures. See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash used in operating activities during 2011 totaled $24.1 million, compared to net cash provided by operating activities during 2010 of $22.0 million. An increase in payments by the special servicers to settle contractual interest on the mortgages in default combined with the forgiveness of contractual and default interest related to properties disposed of during 2011, partially offset by an increase in default interest associated with Two California Plaza (whose loan was in default as of March 2011), were the primary drivers of the change in net cash used in operating activities during 2011 compared to 2010.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our office properties. During 2010 and 2011, we systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties with positive equity value. Net cash provided by investing activities was $187.2 million during 2011, compared to net cash provided by investing activities of $317.6 million during 2010. Application of restricted cash totaling $50.1 million held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 550 South Hope, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand, combined with decreased proceeds from property dispositions, were the primary drivers of the change in net cash provided by investing activities. Additionally, we reduced the amount of discretionary funds spent on tenant improvements and capital expenditures during 2011 as compared to 2010 and made minimal expenditures on entitlement work during 2011 as compared to the funds spent on the 17885 Von Karman and 207 Goode development properties during 2010.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $92.1 million during 2011, compared to net cash used in financing activities of $383.8 million during 2010, primarily due to higher debt repayment activity during 2010 which was partially offset by $45.0 million of financing obtained during 2011 on Plaza Las Fuentes. We may potentially exit additional non-core assets during 2012, and we intend to use any funds received upon disposition to repay the mortgage loans encumbering such properties. Due to our focus on preserving our unrestricted cash and the availability of substantial NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock for the foreseeable future.

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

Contractual Obligations

The following table provides information with respect to our commitments as of December 31, 2011, including any guaranteed or minimum commitments under contractual obligations.

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans –
Consolidated obligation, excluding mortgages in default (1)	$634,543	$533,573	$600	$627	$500,481	$594,370	$2,264,194
Mortgages in default (2)	783,000	—	—	—	—	—	783,000
Interest payments –
Fixed-rate debt (3)	94,951	78,733	59,118	59,118	49,469	9,278	350,667
Variable-rate debt (4)	24,485	1,495	1,468	1,440	947	—	29,835
Mortgages in default (2)	128,281	—	—	—	—	—	128,281
Capital leases (5)	348	266	135	136	218	—	1,103
Operating lease (6)	793	820	290	—	—	—	1,903
Property disposition obligations –
Joint venture properties (7)	308	383	105	—	—	—	796
Lease takeover obligation (8)	792	799	833	841	424	—	3,689
Tenant-related commitments (9) –
Consolidated obligation, excluding mortgages in default	17,355	1,511	976	328	696	13,359	34,225
Mortgages in default	2,065	686	181	180	185	410	3,707
Air space and ground leases (10) –
Consolidated obligation, excluding mortgages in default	1,060	1,060	1,060	1,060	1,060	51,862	57,162
Mortgages in default	1,950	1,950	2,340	2,340	2,340	285,896	296,816
	$1,689,931	$621,276	$67,106	$66,070	$555,820	$955,175	$3,955,378
__________

(1)
The contractual maturity date for the $125.0 million Glendale Center mortgage loan is August 11, 2016. Our special purpose property-owning subsidiary defaulted on this loan on January 17, 2012 and the special servicer has accelerated the debt. For purposes of this table, this loan is shown as maturing in 2012.

(2)
Amounts shown for principal payments related to mortgages in default reflect maturity in 2012. The mortgage loans secured by 700 North Central and 801 North Brand were settled in a non-cash manner in February 2012 as a result of the foreclosure of the properties. The mortgage loans secured by Stadium Towers Plaza and 500 Orange Tower will be settled during 2012 per contractual agreements with the special servicer for the properties. On March 9, 2012, the special servicer for Two California Plaza delivered a notice that the mortgage loan maturity has been accelerated. For properties that are disposed of, the actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Amounts shown for interest related to mortgages in default are based on contractual and default interest rates per the loan agreements and have been calculated through December 31, 2012. Interest amounts that were contractually due and unpaid as of December 31, 2011 are included in the 2012 column. For properties that are disposed of, management does not intend to settle principal and interest amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

(3)
Excluding Glendale Center, interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates. For Glendale Center, interest payments are calculated through December 31, 2012.

(4)
Interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.30% as of December 31, 2011 plus the contractual spread per the loan agreement.

(5)	Includes principal and interest payments.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(6)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The subtenants are current on their sublease payments as of December 31, 2011. The amounts expected to be mitigated through future sublease payments total $630, $653 and $237 for the years ending December 31, 2012, 2013 and 2014, respectively.

(7)	Includes master lease obligations related to our joint venture with Charter Hall. To the extent that we close the joint venture transaction with Beacon, this obligation will be eliminated.

(8)
Includes a lease takeover obligation at a property that was disposed of in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. As of December 31, 2011, the subtenant was current in their payments to us under their sublease. The amounts expected to be mitigated through future sublease payments total $592, $610, $628, $647 and $329 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

(9)
Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2011. We are not currently funding tenant-related commitments for mortgages in default. Amounts are being funded by the special servicers using restricted cash held at the property level.

(10)
Includes an air space lease for Plaza Las Fuentes and ground leases for Two California Plaza and Brea Corporate Place. The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates in years 2017 and 2082, respectively. The ground rent for Brea Corporate Place is calculated through the year of first reappraisal.

Related Party Transactions

Robert F. Maguire III

Tax Indemnification Agreement—

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities. Under this agreement, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of foreclosure or otherwise) of any portion of its interests in US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These obligations apply for periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as our Chief Executive Officer and Chairman of the Board of the Company. Mr. Maguire’s separation agreement modified his tax indemnification agreement. As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of MPG Office, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions. As of December 31, 2011, Mr. Maguire met the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire, certain entities owned or controlled by Mr. Maguire, and other contributors have guaranteed a portion of our mortgage loans. As of December 31, 2011 and 2010, $591.8 million of our debt is subject to such guarantees.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Transactions—

We leased office space located at 1733 Ocean located in Santa Monica, California, a property beneficially owned by Mr. Maguire. A summary of payments to Mr. Maguire related to the 1733 Ocean lease is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Rent payments	$—	$85	$982

In June 2008, we relocated our corporate offices from 1733 Ocean to downtown Los Angeles, California. Effective February 1, 2010, we terminated our lease of 17,207 square feet of rentable area on the fourth floor of 1733 Ocean for consideration totaling $2.5 million, consisting of installment payments of $2.0 million and an offset of $0.5 million of amounts due to us by Mr. Maguire. During 2009, we recorded a charge totaling $1.4 million in connection with the termination of this lease. During 2011 and 2010, we paid $0.9 million and $1.1 million, respectively, to Mr. Maguire in connection with the lease termination agreement. All amounts due Mr. Maguire under this agreement were paid in full as of December 31, 2011.

Joint Venture with Charter Hall

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall.

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Management, investment advisory and development fees and leasing commissions	$6,550	$4,293	$6,298

	December 31, 2011	December 31, 2010
Accounts receivable	$1,352	$1,819

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies
Impairment Evaluation

We assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

•	Change in strategy resulting in an increased or decreased holding period;

•	Low or declining occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price;

•	Tenant financial problems; and/or

•	Experience of our competitors in the same submarket.

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets could have been impaired as of December 31, 2011. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.
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

Parking revenue is recognized in the period earned.

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

Subsequent Events

Glendale Center Mortgage Loan—

On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property to date.

700 North Central and 801 North Brand Dispositions—

On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to each property was transferred to the lender parties, and release documents were executed. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand as well as accrued contractual and default interest on both loans.

Two California Plaza Mortgage Loan—

On March 9, 2012, the special servicer for Two California Plaza delivered a notice that the mortgage loan maturity was accelerated due to the continuing default by our special purpose property-owning subsidiary under this non-recourse loan. The special servicer has the right to foreclose on the property, but has not done so to date. As of the date of this report, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset.

Non-GAAP Supplemental Measure

Funds from operations (“FFO”) is a widely recognized measure of REIT performance. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss (as computed in accordance with GAAP), excluding extraordinary items (as defined by GAAP), gains from disposition of depreciable real estate and impairment writedowns of depreciable real estate, plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements). Adjustments for our unconsolidated joint venture are calculated to reflect FFO on the same basis.

Management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization, impairment writedowns of depreciable real estate and gains from disposition of depreciable real estate, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other Equity REITs may not calculate FFO in accordance with the NAREIT White Paper and, accordingly, our FFO may not be comparable to such other Equity REITs’ FFO. As a result, FFO should be considered only as a supplement to net income or loss as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for cash flows from operating activities (as computed in accordance with GAAP).

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of the net income (loss) available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Year Ended December 31,
		2011	2010	2009
Net income (loss) available to common stockholders		$72,993	$(191,076)	$(780,221)

Add:	Depreciation and amortization of real estate assets	102,457	128,047	167,933
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	6,911	7,522	9,712
	Impairment writedowns of depreciable real estate	23,218	233,399	698,724
	Impairment writedowns of depreciable real estate – unconsolidated joint venture (1)	819	572	10,050
	Net income (loss) attributable to common units of our Operating Partnership	9,208	(25,926)	(108,570)
	Unallocated losses – unconsolidated joint venture (1)	(2,530)	4,019	(4,019)
Deduct:	Gains on sale of real estate	73,844	31,280	22,520
Funds from operations available to common stockholders and unit holders (FFO)		$139,232	$125,277	$(28,911)
Company share of FFO (2)		$123,230	$110,301	$(25,379)

FFO per share – basic		$2.48	$2.26	$(0.53)
FFO per share – diluted		$2.45	$2.23	$(0.53)
Weighted average number of common shares outstanding – basic		49,682,202	48,770,326	48,127,997
Weighted average number of common and common equivalent shares outstanding – diluted		50,319,551	49,389,548
___________

(1)	Amount represents our 20% ownership interest in our unconsolidated joint venture.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 88.5%, 87.9% and 87.8% for 2011, 2010 and 2009, respectively.

The amounts shown in the table above will not agree to those previously reported in our Annual Reports on Form 10-K/A for 2009 and Form 10-K for 2010 due to recent clarifications by the SEC regarding NAREIT’s definition of FFO. In response to that clarification, we have amended our calculation of FFO to exclude impairment writedowns of depreciable real estate from all periods presented.

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
As of December 31, 2011, approximately $542.6 million, or 17.8%, of our consolidated debt bears interest at variable rates based on one-month LIBOR.
Our interest rate swap and cap agreements outstanding as of December 31, 2011 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest rate swap	$425,000	5.564%	9/9/2007	8/9/2012	$(13,325)
Interest rate cap	109,000	6.500%	5/1/2011	5/1/2012	—
Interest rate cap	33,621	2.500%	12/2/2011	12/9/2013	7
					$(13,318)
Interest Rate Sensitivity
The impact of an assumed 50 basis point movement in interest rates would have had the following impact during 2011 (in millions):

		Fair Value of
	Interest Expense	Mortgage Loans (1)	Interest Rate Swap
50 basis point increase	$0.5	$(23.0)	$1.3
50 basis point decrease	(0.5)	23.5	(1.3)
___________

(1)	Excluding mortgages in default.
The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of our interest rate cap agreements as of December 31, 2011.
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
We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of December 31, 2011, we had transferred $9.9 million to our counterparty to satisfy our collateral posting requirement under the swap. This collateral will be returned to us during 2012 as a result of the monthly payments we make under the swap agreement. These payments are calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%. Future changes in both expected and actual LIBOR rates will have a de minimis impact on our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral during 2012 since the swap terminates in 2012.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MPG Office Trust, Inc.:

We have audited the accompanying consolidated balance sheets of MPG Office Trust, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income/(loss), deficit and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPG Office Trust, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presentation of comprehensive income/(loss) in 2011, 2010 and 2009 due to adoption of Accounting Standards Update No. 2011-05.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MPG Office Trust, Inc.:

We have audited MPG Office Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MPG Office Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income/(loss), deficit and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 14, 2012

MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except share amounts)
ASSETS
Investments in real estate:
Land	$248,835	$313,942
Acquired ground leases	55,801	55,801
Buildings and improvements	1,930,516	2,280,878
Land held for development	63,938	92,001
Tenant improvements	285,700	300,052
Furniture, fixtures and equipment	2,190	20,512
	2,586,980	3,063,186
Less: accumulated depreciation	(659,408)	(668,328)
Investments in real estate, net	1,927,572	2,394,858

Cash and cash equivalents	117,969	46,864
Restricted cash	74,387	142,795
Rents and other receivables, net	4,796	5,809
Deferred rents	54,663	60,609
Deferred leasing costs and value of in-place leases, net	71,696	91,311
Deferred loan costs, net	10,056	13,972
Other assets	7,252	14,794
Assets associated with real estate held for sale	14,000	—
Total assets	$2,282,391	$2,771,012

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans	$3,045,995	$3,576,493
Accounts payable and other liabilities	140,212	196,015
Acquired below-market leases, net	24,110	44,026
Total liabilities	3,210,317	3,816,534

Commitments and Contingencies (See Note 17)

Deficit:
Stockholders’ Deficit:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 liquidation preference, 50,000,000 shares authorized; 9,730,370 and 10,000,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	97	100
Common stock, $0.01 par value, 100,000,000 shares authorized; 50,752,941 and 48,925,499 shares issued and outstanding at December 31, 2011 and 2010, respectively	508	489
Additional paid-in capital	703,436	702,556
Accumulated deficit and dividends	(1,504,759)	(1,594,407)
Accumulated other comprehensive loss	(15,166)	(29,079)
Total stockholders’ deficit	(815,884)	(920,341)
Noncontrolling Interests:
Accumulated deficit and dividends	(118,049)	(129,408)
Accumulated other comprehensive income	6,007	4,227
Total noncontrolling interests	(112,042)	(125,181)
Total deficit	(927,926)	(1,045,522)
Total liabilities and deficit	$2,282,391	$2,771,012

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share amounts)
Revenue:
Rental	$202,028	$211,538	$216,515
Tenant reimbursements	82,376	86,860	92,125
Parking	35,722	37,494	39,357
Management, leasing and development services	6,811	4,669	6,894
Interest and other	7,632	3,241	2,643
Total revenue	334,569	343,802	357,534

Expenses:
Rental property operating and maintenance	82,540	82,810	85,446
Real estate taxes	29,138	28,817	30,605
Parking	9,102	10,012	10,427
General and administrative	24,166	23,103	35,106
Other expense	6,970	6,381	6,073
Depreciation and amortization	96,831	104,526	110,956
Impairment of long-lived assets	—	201,002	146,346
Interest	210,346	189,012	188,695
Loss from early extinguishment of debt	164	—	—
Total expenses	459,257	645,663	613,654

Loss from continuing operations before equity in net (loss) income of unconsolidated joint venture and gain on sale of real estate	(124,688)	(301,861)	(256,120)
Equity in net (loss) income of unconsolidated joint venture	74	905	(10,401)
Gain on sale of real estate	—	16,591	20,350
Loss from continuing operations	(124,614)	(284,365)	(246,171)

Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(41,383)	(84,391)	(625,726)
Gains on settlement of debt	190,380	156,129	—
Gains on sale of real estate	73,844	14,689	2,170
Income (loss) from discontinued operations	222,841	86,427	(623,556)

Net income (loss)	98,227	(197,938)	(869,727)
Net (income) loss attributable to common units of our Operating Partnership	(9,208)	25,926	108,570
Net income (loss) attributable to MPG Office Trust, Inc.	89,019	(172,012)	(761,157)
Preferred stock dividends	(18,806)	(19,064)	(19,064)
Preferred stock redemption discount	2,780	—	—
Net income (loss) available to common stockholders	$72,993	$(191,076)	$(780,221)

Basic income (loss) per common share:
Loss from continuing operations	$(2.50)	$(5.48)	$(4.84)
Income from discontinued operations	3.97	1.56	(11.37)
Net income (loss) available to common stockholders per share	$1.47	$(3.92)	$(16.21)

Weighted average number of common shares outstanding	49,682,202	48,770,326	48,127,997

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(108,210)	$(248,132)	$(213,771)
Income (loss) from discontinued operations	197,229	76,120	(547,386)
	$89,019	$(172,012)	$(761,157)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$98,227	$(197,938)	$(869,727)

Other comprehensive income (loss):
Derivative transactions:
Unrealized holding gains	20,456	7,829	15,898
Realized holding losses	(13)	(41)	(11)
Reclassification adjustments included in net income (loss)	(4,750)	365	11,004
Other comprehensive income (loss)	15,693	8,153	26,891

Comprehensive income (loss)	113,920	(189,785)	(842,836)
Comprehensive (income) loss attributable to common units of our Operating Partnership	(13,139)	22,665	102,957
Comprehensive income (loss) attributable to MPG Office Trust, Inc.	$100,781	$(167,120)	$(739,879)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF DEFICIT

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumu-lated Deficit and Dividends	Accumu- lated Other Compre- hensive Loss	Non- controlling Interests	Total Deficit
	Preferred Stock	Common Stock
	(In thousands, except share amounts)

Balance, December 31, 2008	10,000,000	47,974,955	$100	$480	$696,260	$(656,606)	$(59,896)	$—	$(19,662)

Net loss						(761,157)		(108,570)	(869,727)
Adjustment for preferred dividends not declared						(2,329)		2,329	—
Other comprehensive income							23,607	3,284	26,891
Share-based compensation		14,882			5,547				5,547
Repurchase of common stock		(25,232)			(26)				(26)
Balance, December 31, 2009	10,000,000	47,964,605	100	480	701,781	(1,420,092)	(36,289)	(102,957)	(856,977)

Net loss						(172,012)		(25,926)	(197,938)
Adjustment for preferred dividends not declared						(2,303)		2,303	—
Other comprehensive income							7,195	958	8,153
Share-based compensation		859,171		8	967				975
Repurchase of common stock		(126,073)		(1)	266				265
Redemption of common units of our Operating Partnership		227,796		2	(458)		15	441	—
Balance, December 31, 2010	10,000,000	48,925,499	100	489	702,556	(1,594,407)	(29,079)	(125,181)	(1,045,522)

Net income						89,019		9,208	98,227
Adjustment for preferred dividends not declared						(2,151)		2,151	—
Other comprehensive income							13,913	1,780	15,693
Share-based compensation		775,609		8	4,414				4,422
Repurchase of common stock		(338,745)		(3)	(743)				(746)
Exchange of preferred stock	(269,630)	1,390,578	(3)	14	(2,791)	2,780			—
Balance, December 31, 2011	9,730,370	50,752,941	$97	$508	$703,436	$(1,504,759)	$(15,166)	$(112,042)	$(927,926)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$98,227	$(197,938)	$(869,727)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities (including discontinued operations):
Equity in net (loss) income of unconsolidated joint venture	(74)	(905)	10,401
Operating distributions received from unconsolidated joint venture, net	—	—	716
Depreciation and amortization	103,179	128,351	168,271
Impairment of long-lived assets	23,218	233,399	708,570
Gains on settlement of debt	(190,380)	(156,129)	—
Gains on sale of real estate	(73,844)	(31,280)	(22,520)
Loss from early extinguishment of debt	399	485	1,165
Deferred rent expense	2,068	2,045	2,045
Provision for doubtful accounts	1,500	2,116	3,367
Revenue recognized related to below-market leases, net of acquired above-market leases	(11,636)	(18,333)	(19,895)
Deferred rental revenue	(881)	(4,705)	(17,023)
Compensation cost for share-based awards, net	4,238	2,106	5,439
Amortization of deferred financing costs	5,237	6,275	10,409
Unrealized (gain) loss due to hedge ineffectiveness, net	(1,222)	2,200	201
Changes in assets and liabilities:
Rents and other receivables	(2,570)	(977)	6,093
Deferred leasing costs	(8,207)	(15,070)	(16,184)
Other assets	3,194	2,152	(1,323)
Accounts payable and other liabilities	23,497	68,253	36,978
Net cash (used in) provided by operating activities	(24,057)	22,045	6,983
Cash flows from investing activities:
Proceeds from dispositions of real estate, net	136,506	331,883	364,068
Expenditures for improvements to real estate	(11,758)	(20,649)	(60,758)
Investment in unconsolidated joint venture	(620)	—	—
Decrease in restricted cash	63,110	6,358	50,732
Net cash provided by investing activities	187,238	317,592	354,042
Cash flows from financing activities:
Proceeds from:
Mortgage and mezzanine loans	45,000	—	1,499
Construction loans	—	2,781	21,431
Principal payments on:
Mortgage loans	(120,072)	(326,737)	(105,986)
Construction loans	—	(50,819)	(253,268)
Unsecured term loan	(15,000)	(7,420)	(12,580)
Capital leases	(522)	(1,146)	(1,535)
Payment of loan costs	(1,449)	(418)	(175)
Other financing activities	(33)	4	69
Net cash used in financing activities	(92,076)	(383,755)	(350,545)
Net change in cash and cash equivalents	71,105	(44,118)	10,480
Cash and cash equivalents at beginning of year	46,864	90,982	80,502
Cash and cash equivalents at end of year	$117,969	$46,864	$90,982

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$188,731	$188,646	$249,622
Supplemental disclosure of non-cash investing and financing activities:
Buyer assumption of mortgage loans secured by properties disposed of	$184,665	$150,274	$119,567
Mortgage loan and related interest satisfied in connection with transfer of deed	181,083	—	—
Debt and related interest forgiven by lender	123,929	156,129	—
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	—	24,500	170,799
Increase in fair value of interest rate swaps and caps, net	20,443	7,788	15,887
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	86	621	922
Common units of our Operating Partnership converted to common stock	—	510	—
Fair value of common stock issued in redemption of Series A preferred stock	4,995	—	—

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand properties, whose mortgage loans were in default as of December 31, 2011 and where our ultimate goal is to exit the assets. In addition to the mortgage loans secured by the Properties in Default, the mortgage loan secured by Two California Plaza is also in default as of December 31, 2011. We have excluded Two California Plaza from the Properties in Default because our goal as of December 31, 2011 was to modify the loan with the special servicer rather than to dispose of the asset. We no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”).

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in: the greater Los Angeles area of California; Orange County, California; San Diego, California; and Denver, Colorado. These locales primarily consist of office properties, parking garages and land parcels.

As of December 31, 2011, our Operating Partnership indirectly owns whole or partial interests in 20 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in Maguire Macquarie Office, LLC (the “joint venture”), an unconsolidated joint venture formed in conjunction with Charter Hall Office REIT (“Charter Hall”), our Operating Partnership’s share of the Total Portfolio is 10.7 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.3% share of our Operating Partnership.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our property statistics as of December 31, 2011 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	7	8	8,736,519	3,783,952	10,775	7,909,212	3,423,250	9,725
Other Properties	9	26	3,700,551	2,693,980	8,714	1,734,825	1,562,324	5,316
Properties in Default	4	6	1,011,440	1,060,775	3,422	1,011,440	1,060,775	3,422
	20	40	13,448,510	7,538,707	22,911	10,655,477	6,046,349	18,463
Percentage Leased
LACBD			78.8%			79.3%
Other Properties			88.2%			88.7%
Properties in Default			63.2%			63.2%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand (each of which was in receivership as of December 31, 2011) and Cerritos Corporate Center (a joint venture property).

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of MPG Office Trust, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. All majority-owned subsidiaries are consolidated and included in our consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the consolidated statements of operations for 2010 and 2009 have been reclassified to reflect the activity of discontinued operations.

Effective December 31, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total comprehensive income or loss, and the components of other comprehensive income or loss either in a single continuous statement of comprehensive income or loss, or in two separate but consecutive statements. We elected to present two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income or loss as part of the consolidated statement of deficit. The adoption resulted in a change in the presentation of other comprehensive income or loss but had no impact on our previously reported earnings or earnings per share.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have slightly improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in our leasing costs, discretionary capital expenditures, property operating expenses and general and administrative expenses.

The following are our expected actual and potential sources of liquidity:

•	Unrestricted and restricted cash;

•	Cash generated from operations;

•	Asset dispositions;

•	Proceeds from public or private issuance of debt or equity securities;

•	Cash generated from the contribution of existing assets to joint ventures; and/or

•	Proceeds from additional secured or unsecured debt financings.

As described below, we currently believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund our projected longer-term needs. Management believes that access to future sources of significant cash will be challenging. These sources are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. Our inability to secure adequate sources of liquidity could lead to our eventual insolvency.

Potential Sources of Liquidity—

Asset Dispositions—

During the past several years, we have systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties with positive equity value.

Completed Dispositions—

•
During 2010, we disposed of 2.1 million square feet of office space and 0.1 million square feet of retail space. While these transactions generated no net proceeds for us, they resulted in the elimination of $647.5 million of debt and the elimination of $20.4 million in principal repayment and/or debt service guaranties.

•
During 2011, we disposed of development land and 1.7 million square feet of office space. These transactions resulted in the elimination of $483.8 million of debt and the generation of $20.3 million in net proceeds (after the repayment of debt).

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pending or Potential Dispositions—

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon Capital Partners, LLC (“Beacon”) relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights and an adjacent land parcel at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. Net proceeds from the transactions to the Company are expected to total approximately $45 million. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during 2012. On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. We have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit Stadium Towers Plaza and 500 Orange Tower.

Other than the sale of our 20% interest in Wells Fargo Center (Denver) and San Diego Tech Center, and the development rights and an adjacent land parcel at San Diego Tech Center to Beacon described above, we do not anticipate any additional substantial cash-generating dispositions in the near term, and have a very limited number of assets remaining that could be sold in the near term to generate net cash proceeds. Although not currently contemplated, we believe that we can sell 777 Tower and the adjacent 755 South Figueroa land parcel in the near-term to generate net cash proceeds. We cannot assure you that this disposition can be completed in a timely manner or on terms acceptable to us.

Proceeds from Additional Secured or Unsecured Debt Financings—

During 2011, we completed a $33.8 million financing secured by the Plaza Las Fuentes office property and received net proceeds totaling $33.1 million and also obtained $11.3 million of mezzanine financing on the property. We do not currently have arrangements for any other future secured financings and do not expect to obtain any other secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, given our financial condition we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

Potential Uses of Liquidity—

The following are the significant projected uses of our liquidity in the near term:

Payments in Connection with Loans—

Debt Service. As of December 31, 2011, we had $3.0 billion of total consolidated debt, including $0.8 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

arrangements contained in most of our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. With the exception of mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During 2011, we made debt service payments totaling $140.3 million, and the respective special servicers of the mortgages in default applied $50.1 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 550 South Hope, Stadium Towers Plaza, 500 Orange Tower, City Tower, 700 North Central and 801 North Brand. We made no debt service payments with unrestricted cash during 2011 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of December 31, 2011 under commercial mortgage-backed securities (“CMBS”) mortgages totaling approximately $783.0 million secured by five separate office properties: Stadium Towers Plaza, 500 Orange Tower, Two California Plaza, 700 North Central and 801 North Brand. We remained the title holder on each of these assets as of December 31, 2011. On January 17, 2012, the special purpose property-owning subsidiary that owns Glendale Center defaulted on a $125.0 million non-recourse CMBS loan secured by the property.

With respect to Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand, we reached definitive agreements with the respective special servicers regarding our exit from these assets. As to Stadium Towers Plaza and 500 Orange Tower, we have an agreement in place with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit each asset. In addition, during 2011 we reached an agreement with the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand regarding cooperative foreclosure proceedings and a release from nearly all potential claims under the loan documents. On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. See Note 20 “Subsequent Events.”

With respect to Glendale Center and Two California Plaza, the respective special servicers have accelerated the maturity of the debt due to the default by our special purpose property-owning subsidiaries under each of these non-recourse mortgage loans. The respective special servicers have the right to foreclose on the properties underlying such loans, but they have not done so to date. Also pursuant to contractual rights, the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers. As of March 14, 2012, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There are several potential outcomes with respect to Glendale Center and Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale or a negotiated modification to the loan terms (an unlikely outcome). There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

Following a notice of imminent default from us, in December 2011 the non-recourse mortgage loan encumbering 3800 Chapman was transferred into special servicing. Our Operating Partnership is obligated

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under a debt service guaranty in connection with this loan. See Note 5 “Mortgage Loans—Operating Partnership Contingent Obligations.” As of December 31, 2011, the mortgage loan secured by 3800 Chapman is not in default.

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

The $109.0 million non-recourse mortgage loan secured by Brea Corporate Place and Brea Financial Commons (“Brea Campus”) matures on May 1, 2012. We expect to deliver title to the property to the lender on or before the maturity date of the loan. We do not intend to settle amounts due under this loan with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis, and we may face a loan maturity default and potential foreclosure.

The $400.0 million non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. We believe that the Company will be able to either extend or refinance this mortgage loan prior to or upon maturity. If we are unable to extend the KPMG Tower mortgage loan with the current lender group with a negotiated paydown or refinance the loan with a different lender or lender group, we may face a loan maturity default and potential foreclosure. We do not know what paydown will be required upon any refinancing of this mortgage loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown. We do not currently have any commitment for additional capital to the extent any paydown requires cash in excess of the unrestricted cash on hand that we would be able or willing to allocate to such paydown. In that event, we believe that the Company will be able to obtain the necessary capital through other means, although this cannot be assured. We are subject to tax indemnification obligations to Robert F. Maguire III and other contributors with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. Although our liquidity position has slightly improved, we still have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. This guaranty is a contingent obligation that could give rise to a defined amount of recourse against our Operating Partnership should the special purpose property-owning subsidiary be unable to satisfy certain obligations under its otherwise non-recourse mortgage loan. This debt service guaranty impacts our ability to dispose of the underlying asset on favorable terms or at all. We may be required to continue to own 3800 Chapman, even if it operates at a loss, and utilize a portion of our unrestricted cash so as to avoid funding any amounts under the debt service guaranty. Even if we are able to cooperatively dispose of this property, the special servicer will likely require a cash payment to release us from the debt service guaranty.

Investments in Real Estate

Impairment Evaluation—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

•	Change in strategy resulting in an increased or decreased holding period;

•	Low or declining occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price;

•	Tenant financial problems; and/or

•	Experience of our competitors in the same submarket.

An impairment charge is recorded when the estimated fair value of an asset is less than its carrying value. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

During 2011, we performed impairment analyses of our properties that showed indications of potential impairment based on the indicators described above. As a result of these analyses, we recorded impairment charges totaling $23.2 million as part of discontinued operations to reduce assets to their estimated fair value. See Note 12 “Fair Value Measurements.”

The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, we hold certain assets that if the holding period were changed by as little as a few years, those assets could have been impaired as of December 31, 2011. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

Assets Developed—

We capitalize direct project costs that are clearly associated with the development and construction of real estate projects as a component of land held for development in the consolidated balance sheet. Additionally, we capitalize interest and loan fees related to construction loans, real estate taxes, general and administrative expenses that are directly associated with and incremental to our development activities and other costs, including corporate interest, during the pre-development, construction and lease-up phases of real estate projects.

A summary of the costs capitalized in connection with our development properties is as follows (in millions):

	For the Year Ended December 31,
	2010	2009
Interest expense	$2.2	$6.3
Indirect project costs	0.3	1.2
	$2.5	$7.5

We did not capitalize any costs in connection with development activities during 2011.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB Codification Topic 360 are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2011, the land held for development at San Diego Tech Center is classified as held for sale.

The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of December 31, 2011 and 2010, and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. See Note 10 “Properties in Default—Overview” for the assets and obligations associated with Properties in Default included in our consolidated balance sheets as of December 31, 2011 and 2010. On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. Since the default occurred after year end, Glendale Center is not included in our Properties in Default as of December 31, 2011.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation expense, including discontinued operations, related to our investments in real estate is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Depreciation expense	$82,345	$103,022	$131,111

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

Restricted Cash

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, real estate taxes and insurance reserves, debt service reserves and other items as required by of our loan agreements as well as collateral accounts required by our interest rate swap counterparty. All cash balances related to mortgages in default are classified as restricted cash in the consolidated balance sheet from the date of default.

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

Our rents and other receivables are presented net of the following allowance in our consolidated balance sheets (in thousands):

	December 31, 2011	December 31, 2010
Allowance for doubtful accounts	$2,441	$2,878

We recorded the following provisions for doubtful accounts (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Provision for doubtful accounts	$1,500	$2,116	$3,367

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Leasing Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants (including direct internal costs) are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and tenant relationships.

Acquired Lease Intangibles

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

Deferred Loan Costs

Loan costs are capitalized and amortized to interest expense on a straight-line basis over the terms of the related loans. Deferred loan costs associated with defaulted loans are written off when it is probable that we will be unable to or do not intend to cure the default. We wrote off the following amounts to interest expense related to defaulted mortgage loans (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Deferred loan costs	$1,759	$1,275	$2,769

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	For the Year Ended December 31,
	2011	2010	2009
Unallocated losses	$2,530	$—	$4,019

The cumulative unallocated losses not recorded in our consolidated statements of operations are as follows (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Cumulative unallocated losses	$2,530	$—	$4,019

We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include accounts payable, accrued expenses, prepaid tenant rents and accrued interest payable.

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow. Some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in accumulated other comprehensive loss in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loss from Early Extinguishment of Debt

We incur prepayment penalties, exit fees and/or defeasance costs when we repay or defease our mortgage loans. These costs, along with the writeoff of unamortized loan costs and loan premiums or discounts, are recorded as a loss from early extinguishment of debt in the consolidated statement of operations.

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. We recorded the following tax provisions as part of other expense in our consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Tax expense	$1,892	$1,078	$1,017

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MPG Office Trust, Inc. and certain of our TRS entities have net operating loss (“NOL”) carryforwards as follows (in millions, except years):

	Earliest Expiration Year	December 31, 2011	December 31, 2010
Federal:
MPG Office Trust, Inc.	2023	$842	$814
TRS entities	2025	209	207
		$1,051	$1,021

State:
MPG Office Trust, Inc.	2013	$813	$805
TRS entities	2013	207	204
		$1,020	$1,009

These amounts can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In the absence of distributions to stockholders, our NOL carryforwards may fully offset REIT taxable income for federal income tax purposes. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result, if we undertake certain strategic alternatives or capital raising opportunities to generate cash, or if trading in our stock exceeds certain levels and meets other requirements, we may undergo an “ownership change” and our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations.

FASB Codification Topic 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. MPG Office Trust, Inc. and our TRS entities with NOL carryforwards have reported cumulative losses since inception, and there is uncertainty as to whether taxable income will be generated in the future. Accordingly, we have recorded a full valuation allowance for all periods presented since we do not expect to realize any of our deferred tax assets.

The following table summarizes the net deferred tax assets associated with our NOL carryforwards and other tax credits for MPG Office Trust, Inc. and our TRS entities (in thousands):

	December 31, 2011	December 31, 2010
Net operating losses – Federal	$367,840	$364,114
Net operating losses – State	90,234	89,294
Federal AMT credit	216	—
California Enterprise Zone credits	736	—
Gross deferred tax assets	459,026	453,408
Valuation allowances	(459,026)	(453,408)
Net deferred tax assets	$—	$—

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2011, 2010 and 2009, we had no unrecognized tax benefits. We do not anticipate a significant change in the total amount of unrecognized tax benefits during 2012. To the extent that we have NOL carryforwards generated in prior years, the statute of limitations is open with respect to such NOL carryforwards dating back to our 2003 tax year.

Share-Based Payments

We recorded stock-based compensation cost as part of general and administrative expense in the consolidated statements of operations as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Stock-based compensation cost, net	$4,238	$2,107	$5,439

The unrecognized compensation cost related to unvested share-based payments expected to be recognized in the consolidated statement of operations over a weighted average period of approximately 1.9 years is as follows (in thousands):

December 31, 2011
Unrecognized stock-based compensation cost	$4,024

The fair value of nonqualified stock options granted is estimated on the date of grant using the Black Scholes option-pricing model using the following weighted-average assumptions:

	For the Year Ended December 31,
	2010	2009
Expected volatility	97%	71.1%
Expected dividends	—	—
Expected term	3 years	3 years
Contractual term of option	10 years	10 years
Risk-free rate	2.88% – 2.97%	3.35% – 3.72%
Number of steps	500	500
Fair value of options (per share) on grant date	$1.25 – $2.16	$0.29 – $0.59

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Reporting

We have two reportable segments: office properties and a hotel property (which was sold in 2011). The components of the office segment include rental of office, retail and storage space to tenants, parking and other tenant services. The components of the hotel segment included rental of rooms, sales of food and beverages, and other services to hotel guests. We also have certain corporate-level activities including legal, human resources, accounting, finance and management information systems which are not considered operating segments.

Due to the size of the hotel segment in relation to our consolidated financial statements, we are not required to report segment information for 2009, 2010 and 2011. Prior to the sale of the hotel, we did not allocate our investment in real estate between the hotel and office portions of the Plaza Las Fuentes property; therefore, separate information related to investment in real estate and depreciation and amortization was not available for the office and hotel segments.

Note 3—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Acquired above-market leases
Gross amount	$37,893	$38,317
Accumulated amortization	(35,400)	(33,819)
	$2,493	$4,498

Acquired in-place leases
Gross amount	$112,033	$127,442
Accumulated amortization	(99,994)	(105,534)
	$12,039	$21,908

Acquired below-market leases
Gross amount	$(141,988)	$(164,940)
Accumulated amortization	117,878	120,914
	$(24,110)	$(44,026)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on our rental income and of acquired in-place leases on our depreciation and amortization expense is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Continuing Operations
Rental income	$10.8	$13.4	$11.3
Depreciation and amortization expense	5.0	7.2	11.2

Discontinued Operations
Rental income	$0.8	$4.9	$8.6
Depreciation and amortization expense	0.6	3.9	10.8

Our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2012	$1,689	$4,066	$(10,968)
2013	776	2,917	(6,263)
2014	11	1,992	(3,334)
2015	5	1,245	(1,626)
2016	5	919	(1,018)
Thereafter	7	900	(901)
	$2,493	$12,039	$(24,110)

See Note 10 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

Note 4—Investment in Unconsolidated Joint Venture

We own a 20% interest in our joint venture with Charter Hall that owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Cerritos Corporate Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture. See Note 14 “Related Party Transactions—Joint Venture with Charter Hall” for a summary of income earned from the joint venture.

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights and an adjacent land parcel at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tenant Lease Obligation—

In connection with the joint venture contribution agreements for One California Plaza, Wells Fargo Center (Denver) and San Diego Tech Center, we agreed to fund future tenant lease obligations, including tenant improvements and leasing commissions. Related to this obligation, we paid the following amounts (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Contractual tenant lease obligations	$0.4	$0.4	$1.5

As of December 31, 2011, we have an $0.8 million obligation remaining related to Wells Fargo Center (Denver). To the extent that we close the joint venture transaction with Beacon, this obligation will be eliminated.

Deferred Revenue Item—

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5—Mortgage Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	December 31, 2011	December 31, 2010
Floating-Rate Debt
Variable-Rate Loans:
Brea Corporate Place (1)	5/1/2012	LIBOR + 1.95%	$70,468	$70,468
Brea Financial Commons (1)	5/1/2012	LIBOR + 1.95%	38,532	38,532
Plaza Las Fuentes mortgage loan (2)	8/9/2016	4.50%	33,574	—
Total variable-rate loans			142,574	109,000

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (3)	10/9/2012	7.16%	400,000	400,000
Total floating-rate debt			542,574	509,000

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Two California Plaza	5/6/2017	5.50%	—	470,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
Glendale Center (4)	8/11/2016	5.82%	125,000	125,000
801 North Brand	4/6/2015	5.73%	—	75,540
3800 Chapman	5/6/2017	5.93%	44,370	44,370
700 North Central	4/6/2015	5.73%	—	27,460
Plaza Las Fuentes mezzanine loan	8/9/2016	9.88%	11,250	—
Total fixed-rate debt			1,721,620	2,283,370
Total debt, excluding mortgages in default			2,264,194	2,792,370

Mortgages in Default
Two California Plaza (5)	5/6/2017	10.50%	470,000	—
500 Orange Tower (6)	5/6/2017	10.88%	110,000	110,000
Stadium Towers Plaza (6)	5/11/2017	10.78%	100,000	100,000
801 North Brand (7)	4/6/2015	10.73%	75,540	—
700 North Central (7)	4/6/2015	10.73%	27,460	—
Total mortgages in default			783,000	210,000

Debt Repaid/Properties Disposed of During 2011
550 South Hope			—	200,000
City Tower			—	140,000
2600 Michelson			—	110,000
Plaza Las Fuentes			—	80,100
701 North Brand			—	33,750
Unsecured term loan			—	15,000
Total debt repaid/properties disposed of during 2011			—	578,850
Total consolidated debt			3,047,194	3,581,220
Debt discount			(1,199)	(4,727)
Total consolidated debt, net			$3,045,995	$3,576,493
__________

(1)	As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term.

(2)	The loan bears interest at a rate of the greater of (1) 4.50%, or (2) LIBOR plus 3.50%. As required by the Plaza Las Fuentes

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50% during the loan term.

(3)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(4)
On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property.

(5)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property. As of March 14, 2012, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset.

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

(7)
On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand.

As of December 31, 2011 and December 31, 2010, one-month LIBOR was 0.30% and 0.26%, respectively. The weighted average interest rate of our consolidated debt was 6.87% (or 5.58% excluding mortgages in default) as of December 31, 2011 and 6.32% (or 5.52% excluding mortgages in default) as of December 31, 2010.

The amount of our consolidated debt (excluding mortgages in default) to be repaid in the next five years is as follows (in thousands):

2012 (1)	$634,543
2013	533,573
2014	600
2015	627
2016	500,481
Thereafter	594,370
$2,264,194
__________

(1)
The contractual maturity date for the $125.0 million Glendale Center mortgage loan is August 11, 2016. Our special purpose property-owning subsidiary defaulted on this loan on January 17, 2012 and the special servicer has accelerated the debt. For purposes of this table, this loan is shown as maturing in 2012.

Other than our Plaza Las Fuentes mortgage loan, all of our debt requires the payment of interest-only until maturity. We make monthly principal payments on our Plaza Las Fuentes mortgage loan, based on a 30-year amortization table.

Excluding mortgages in default, as of December 31, 2011 $542.6 million of our consolidated debt may be prepaid without penalty, $1,116.0 million may be defeased after various lock-out periods (as defined in the underlying loan agreements), $594.4 million may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option, and $11.2 million is locked out from prepayment until June 30, 2013.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The $109.0 million non-recourse mortgage loan secured by Brea Campus matures on May 1, 2012. We expect to deliver title to the property to the lender on or before the maturity date of the loan. We do not intend to settle amounts due under this loan with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis, and we may face a loan maturity default and potential foreclosure.

The $400.0 million non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. We believe that the Company will be able to either extend or refinance this mortgage loan prior to or upon maturity. If we are unable to extend the KPMG Tower mortgage loan with the current lender group with a negotiated paydown or refinance the loan with a different lender or lender group, we may face a loan maturity default and potential foreclosure. We do not know what paydown will be required upon any refinancing of this mortgage loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown. We do not currently have any commitment for additional capital to the extent any paydown requires cash in excess of the unrestricted cash on hand that we would be able or willing to allocate to such paydown. In that event, we believe that the Company will be able to obtain the necessary capital through other means, although this cannot be assured. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Secured Debt Financings

On August 1, 2011, we completed a $33.8 million mortgage loan secured by the Plaza Las Fuentes office property located in Pasadena, California and received net proceeds totaling $33.1 million, which were used for general corporate purposes.

The loan bears interest at a rate equal to the greater of (1) 4.50% or (2) LIBOR plus 3.50%, and matures on August 9, 2016. The loan can be repaid at any time prior to maturity in whole or in part without payment of any prepayment penalty or premium. If the property’s debt service coverage ratio (as defined in the loan agreement) is less than a specified amount as of any applicable measurement date, the cash flow from the property will be swept into a cash collateral account controlled by the lender to fund, among other things, monthly debt service, taxes and insurance, property operating costs and expenses, capital expenditures and leasing costs.

On December 2, 2011, we completed an $11.3 million mezzanine financing secured by the Plaza Las Fuentes office property and received net proceeds totaling $11.1 million, which were used for general corporate purposes. The loan bears interest at a fixed rate equal to 9.88%, matures on August 9, 2016, and is locked out from prepayment until June 30, 2013. Thereafter, the loan can be repaid at any time prior to maturity, in whole or in part, without payment of any prepayment penalty or premium.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans Settled Upon Disposition

2011—

701 North Brand—

On April 1, 2011, we disposed of 701 North Brand located in Glendale, California to the property’s lender. We recorded a $3.9 million gain on settlement of debt as part of discontinued operations in 2011 as a result of the difference between the fair value assigned to the property in the transaction and the $33.8 million loan and accrued contractual interest forgiven by the lender. The impact of this gain on settlement of debt was $0.07 per share for 2011.

550 South Hope—

On April 26, 2011, we disposed of 550 South Hope located in Los Angeles, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $118.0 million of the $200.0 million mortgage loan as part of this transaction. Additionally we received net proceeds of $37.8 million, which were applied by the special servicer to further reduce the outstanding balance on the mortgage loan. We recorded a $65.4 million gain on settlement of debt as part of discontinued operations in 2011 as a result of the principal, and accrued contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.17 per share for 2011.

Plaza Las Fuentes—

On May 27, 2011, we disposed of the Westin® Pasadena Hotel located in Pasadena, California. As a result of the disposition, we received net proceeds of $92.1 million, of which $78.6 million were used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building. We generated unrestricted cash totaling $15.6 million from this transaction, which was used for general corporate purposes. We recorded a $0.4 million loss from extinguishment of debt in 2011 related to the writeoff of unamortized loan costs.

2600 Michelson—

On June 30, 2011, we disposed of 2600 Michelson located in Irvine, California in cooperation with the special servicer on the mortgage loan. The buyer assumed $66.6 million of the $110.0 million mortgage loan as part of this transaction. Additionally, we received net proceeds of $2.0 million, which were applied by the special servicer to further reduce the outstanding balance on the mortgage loan. We recorded a $58.6 million gain on settlement of debt as part of discontinued operations in 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.04 per share for 2011.

City Tower—

On July 22, 2011, we disposed of City Tower located in Orange, California in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $140.0 million mortgage and mezzanine loans secured by the property as well as accrued contractual and default interest. We recorded a $62.5 million gain on settlement of debt as part of discontinued operations in 2011 as a result of the difference between the fair value assigned to the property in the transaction and the principal amounts due under the mortgage and mezzanine loans and accrued contractual and default interest

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.12 per share for 2011.

2010—

2385 Northside Drive—

In March 2010, we disposed of 2385 Northside Drive located in San Diego, California. We received net proceeds of $17.7 million, which were used to repay the outstanding balance under the construction loan secured by this property. Our Operating Partnership has no further obligation to guarantee the repayment of the construction loan.

Griffin Towers—

In March 2010, we disposed of Griffin Towers located in Santa Ana, California. We received net proceeds of $89.4 million, which were combined with $6.5 million of restricted cash reserves released to us by the lender to partially repay the $125.0 million mortgage loan secured by this property. We recorded a $49.1 million gain on settlement of debt as part of discontinued operations in 2010 as a result of principal amounts due under the mortgage and senior mezzanine loans forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.87 per share for 2010. We recorded a $0.4 million loss from early extinguishment of debt as part of discontinued operations in 2010 related to the writeoff of unamortized loan costs.

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

Mission City Corporate Center—

In June 2010, we disposed of Mission City Corporate Center located in San Diego, California. The $52.0 million mortgage loan related to this property was assumed by the buyer upon disposition. We recorded a $0.1 million loss from early extinguishment of debt as part of discontinued operations in 2010 related to the writeoff of unamortized loan costs.

Park Place II—

In July 2010, we disposed of Park Place II located in Irvine, California. The $98.3 million mortgage loan secured by this property was assumed by the buyer upon disposition. We recorded a $9.0 million gain on settlement of debt as part of discontinued operations in 2010 as a result of contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.16 per share for 2010.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

207 Goode—

In October 2010, we disposed of 207 Goode located in Glendale, California in cooperation with the lender. We received net proceeds from this transaction of $22.8 million, of which $21.6 million was used to partially repay the $38.2 million construction loan secured by this property. We recorded a $16.6 million gain on settlement of debt as part of discontinued operations in 2010 as a result of principal forgiven by the lender upon disposition. Our Operating Partnership has no further obligation under the principal repayment and debt service guaranties. The impact of this gain on settlement of debt was $0.30 per share for 2010.

Pacific Arts Plaza—

In December 2010, we disposed of Pacific Arts Plaza located in Costa Mesa, California. We received net proceeds from this transaction of $202.7 million, which were used to partially repay the $270.0 million loan secured by this property. We recorded an $81.4 million gain on settlement of debt as part of discontinued operations in 2010 as a result of principal, and contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.45 per share for 2010.

Repayment of Unsecured Term Loan

On May 1, 2011, we repaid our $15.0 million unsecured term loan upon maturity using unrestricted cash.

Loan Extensions

2011—

Brea Campus—

On May 1, 2011, we extended our $109.0 million non-recourse mortgage loan secured by Brea Campus to May 1, 2012. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

2010—

Brea Campus—

In May 2010, we extended our $109.0 million non-recourse mortgage loan secured by Brea Campus to May 1, 2011. No cash paydown was made to extend the loan, and the loan terms remain unchanged.

207 Goode Construction Loan—

In May 2010, we made a principal payment of $9.7 million on our 207 Goode construction loan. In exchange for this payment, the lender agreed to substantially eliminate our Operating Partnership’s principal repayment and debt service guaranties, and extend the maturity date of the loan. This loan was settled upon disposition of the property in October 2010.

Plaza Las Fuentes—

In October 2010, we extended our mortgage loan secured by Plaza Las Fuentes and the Westin® Pasadena Hotel. As part of the conditions to extend this loan, we made a $9.0 million paydown using a

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

combination of $6.4 million of unrestricted cash and $2.6 million of restricted cash held by the lender. This loan was repaid upon disposition of the Westin® Pasadena Hotel in May 2011.

Mortgages in Default

A summary of our mortgages in default as of December 31, 2011 is as follows (in thousands):

Two California Plaza	$470,000
500 Orange Tower	110,000
Stadium Towers Plaza	100,000
801 North Brand	75,540
700 North Central	27,460
$783,000
The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Year Ended December 31,
		2011		2010		2009
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Stadium Towers Plaza	August 11, 2009	$5,865	$5,069	$5,881	$5,069	$2,458	$1,986
500 Orange Tower	January 6, 2010	6,560	5,577	6,578	5,500	—	—
Two California Plaza	March 7, 2011	21,540	19,779	—	—	—	—
700 North Central	June 6, 2011	935	797	—	—	—	—
801 North Brand	June 6, 2011	2,572	2,193	—	—	—	—
		$37,472	$33,415	$12,459	$10,569	$2,458	$1,986

Stadium Towers Plaza and 500 Orange Tower—

With respect to Stadium Towers Plaza and 500 Orange Tower, we have an agreement in place with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit each asset. The actual settlement date of the loan will depend upon when the property is disposed of either by the Company or the special servicer, as applicable. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

700 North Central and 801 North Brand—

On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand as well as accrued contractual and default interest on both loans. See “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Two California Plaza—

On March 9, 2012, the special servicer for Two California Plaza delivered a notice that the mortgage loan maturity was accelerated due to the continuing default by our special purpose property-owning subsidiary under this non-recourse loan. The special servicer has the right to foreclose on the property, but has not done so. As of March 14, 2012, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset.

Notice of Imminent Default

Following a notice of imminent default from us, in December 2011 the non-recourse mortgage loan encumbering 3800 Chapman was transferred into special servicing. As described below, our Operating Partnership is obligated under a debt service guaranty in connection with this loan. As of December 31, 2011, the mortgage loan secured by 3800 Chapman is not in default.

Operating Partnership Contingent Obligations

Debt Service Guaranty—

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a debt service guaranty. Under this debt service guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the payment of principal) and all amounts to be deposited into (i) a property tax and insurance reserve, (ii) a capital reserve, and (iii) a leasing rollover reserve.

In the absence of any rental income from the property, the total amount our Operating Partnership could owe the lender under the debt service guaranty from January 1, 2012 through the May 6, 2017 loan maturity is $18.8 million. This amount includes estimates of future property tax and insurance reserve requirements. Actual amounts to be deposited with the lender may vary from these estimates. In addition, the $18.8 million estimate assumes no mitigation through rental income, including rent derived from in-place leases as of December 31, 2011. The guaranty can expire before its term upon determination by the lender that the property has achieved a debt service coverage ratio (as defined in the loan agreement) of at least 1.10 to 1.00 for two consecutive calculation dates.

Non-Recourse Carve Out Guarantees—

In addition to the debt service guaranty described above, all of the Company’s $3.0 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or our Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2011, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $3.0 billion as of December 31, 2011). The maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Note 6—Noncontrolling Interests

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2010, we issued 227,796 shares of our common stock in exchange for noncontrolling common units of our Operating Partnership redeemed by our limited partners. There were no Operating Partnership units redeemed during 2009 and 2011.

The following table sets forth the number of noncontrolling common units of our Operating Partnership outstanding and the aggregate redemption value of those units based on the closing price of our common stock as well as the ownership interest of those units in our Operating Partnership on each respective date:

	December 31, 2011	December 31, 2010
Outstanding noncontrolling common units of our Operating Partnership	6,446,777	6,446,777
Ownership interest in MPG Office, L.P. of outstanding noncontrolling common units	11.3%	11.6%
Aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership (in millions)	$12.8	$17.7

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

Net income or loss attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between stockholders’ deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet, statement of comprehensive income/(loss) and statement of deficit to account for any change in ownership percentage during the period.

Our limited partners’ weighted average share of our net income (loss) is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Weighted average share of net income (loss) allocated to noncontrolling common units of our Operating Partnership	11.5%	12.1%	12.2%

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Deficit

Preferred Stock

We are authorized to issue up to 50.0 million shares of $0.01 par value 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”), of which 9.7 million shares and 10.0 million shares were outstanding as of December 31, 2011 and 2010, respectively.

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

Holders of our Series A preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other events. On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Upon missing six quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A preferred stock became entitled to elect two additional members to our board of directors (the “Preferred Directors”). On February 2, 2011, holders of our Series A preferred stock elected the Preferred Directors, who will serve on our board of directors until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared, and an amount sufficient for the payment thereof has been set aside for payment.
Preferred Units

We own 9.7 million 7.625% Series A Cumulative Preferred Units, representing limited partnership units in our Operating Partnership, the terms of which have essentially the same economic characteristics as the Series A preferred stock.

Common Stock

We are authorized to issue up to 100.0 million shares of $0.01 par value common stock, of which 50.8 million shares and 48.9 million shares were outstanding as of December 31, 2011 and 2010, respectively.

Equity Transactions

During 2011, the Company entered into agreements providing for the exchange of shares of its Series A preferred stock for shares of its common stock. Details of the exchanges are as follows:

	Series A Preferred Stock Exchanged	Common Stock Issued	Exchange Ratio (Common Shares Issued per Preferred Share)	Series A Preferred Stock Value per Share	Common Stock Value per Share
July 25, 2011 exchange	218,635	1,127,597	5.157	$19.00	$3.684
July 27, 2011 exchange	50,995	262,981	5.157	16.50	3.200

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the exchanges, we recorded a $2.8 million preferred stock redemption discount in our consolidated statement of operations during 2011 that is added to our net income available to common stockholders for use in the calculation of earnings per share. The preferred stock redemption discount represents the excess of the carrying amount of our Series A preferred stock, including cumulative dividends not declared, over the fair value of the consideration transferred to the holders of our Series A preferred stock at the time of exchange.

Distributions

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Earnings and profits, which determine the taxability of distributions to stockholders, will differ from the net income or loss reported in our consolidated statement of operations due to these differences.

Our board of directors did not declare a dividend on our common stock during 2009, 2010 and 2011. Due to our current liquidity position and the availability of substantial NOL carryforwards to offset future taxable income, we do not expect to resume paying distributions on our common stock and Series A preferred stock for the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2012 to maintain our REIT status due to the use of NOL carryforwards to offset future taxable income, as necessary.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of January 31, 2012, we have missed 13 quarterly dividend payments totaling $60.3 million.

All distributions to our common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors. We currently have no plans to resume paying these distributions, and no assurance can be given as to the amounts or timing of future distributions.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred gain on assignment of interest rate swap agreements, net	$1,199	$4,727
Interest rate swap	(10,358)	(29,579)
	$(9,159)	$(24,852)

Note 8—Share-Based Payments

Equity Compensation Plan Approved by Security Holders

The number of shares of common stock available for grant under the Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. (the “Incentive Plan”) is subject to an aggregate limit of 6,357,384 shares. The Incentive Plan expires on November 12, 2012, except as to any grants then outstanding. As of December 31, 2011, there are 175.0 thousand shares of common stock available for grant under the Incentive Plan. The Company uses newly issued shares of its common stock in settlement of stock option exercises and/or restricted stock units.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the Incentive Plan, the Compensation Committee of the board of directors has the ability to grant nonqualified stock options, incentive stock options, restricted common stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to the Company’s officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries.

Stock Options

Nonqualified stock options are granted at not less than 100% of the fair value of our common stock on the date of grant and vest in equal installments on each of the anniversaries of the grant date as specified in the award agreements. The value of stock option awards is recorded as compensation expense on a straight-line basis over the vesting period. Vested stock options can be exercised up to ten years from the date of grant, up to 12 months from the date of termination by death or permanent and total disability, or up to six months from the date of termination by reasons other than death or permanent and total disability.

Activity related to our stock option awards is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2008	140,000	$17.55
Granted	980,000	0.59
Forfeited	(191,350)	10.16
Options outstanding at December 31, 2009	928,650	1.17
Granted	670,000	2.61
Exercised	(186,113)	0.58
Forfeited	(20,259)	0.58
Options outstanding at December 31, 2010	1,392,278	1.95
Exercised	(99,400)	0.58
Forfeited	(1,050)	0.58
Options outstanding at December 31, 2011	1,291,828	$2.06	7.2
Options exercisable at December 31, 2011	678,899	$2.23	7.1

As of December 31, 2011, there was no aggregate intrinsic value of our stock options outstanding or stock options exercisable since the closing market price of our common stock was less than the weighted average exercise price.

Information regarding stock options vested and exercised is as follows (in thousands, except option amounts):

	For the Year Ended December 31,
	2011	2010	2009
Stock options vested during the period	555,174	390,070	16,668
Fair value of stock options vested during the period	$578	$179	$71

Intrinsic value of stock options exercised during the period	$224	$387	$—
Cash proceeds received upon exercise	13	4	—

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with the provisions of the Incentive Plan, we allow shares of our common stock to be withheld to satisfy the payment of exercise price and/or minimum statutory tax withholding obligations due upon the exercise of stock options. The value of the shares withheld is calculated based on the closing market price of our common stock on the exercise date. A summary of shares withheld is as follows (in thousands, except share amounts):

	For the Year Ended December 31,
	2011	2010	2009
Shares withheld on stock option exercises	29,948	90,315	—
Value of shares withheld on stock option exercises	$91	$238	$—

Restricted Common Stock and Restricted Stock Units

Awards of restricted common stock vest in equal annual installments on each of the anniversaries of the grant date as specified in the award agreements. Restricted common stock award recipients receive the same dividends as holders of our common stock (only if we pay such a dividend) on the unvested portion of their restricted common stock. Any unvested restricted common stock is forfeited or subject to our right of repurchase, except in limited circumstances, as determined by the Compensation Committee of the board of directors when the recipient is no longer employed by the Company or when a director leaves the board for any reason. Restricted common stock may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement. Restricted common stock awards are valued at the fair value of our common stock on the date of grant with compensation expense recorded on a straight-line basis over the periods in which the restrictions lapse.

We grant restricted stock units that are accompanied by dividend equivalents. Each vested restricted stock unit represents the right to receive one share of our common stock. Grants of restricted stock units are scheduled to vest over a period of two or three years. In the case of vesting over a two-year period, 50% of shares underlying the restricted stock units will vest on the first anniversary of the grant date, with the remaining 50% vesting pro rata on a daily basis over the remaining year, subject to the recipient’s continued employment with the Company, pursuant to the terms of the underlying restricted stock agreement. In the case of vesting over a three-year period, 33% of the shares underlying the restricted stock units will vest on the first anniversary of the grant date, and the remaining 67% vesting pro rata on a daily basis over the remaining two years, subject to the recipient’s continued employment with the Company, pursuant to the terms of the underlying restricted stock unit agreement. Restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the underlying restricted stock unit agreement. The award of dividend equivalents is generally subject to the same vesting schedule that applies to the underlying restricted stock units to which it relates. All vested restricted stock units will be distributed in shares of our common stock, or, at our option, paid in cash, upon the earliest to occur of (i) the last regularly scheduled vesting date; (ii) the occurrence of a change in control (as defined in the restricted stock unit agreement); or (iii) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock. Restricted stock unit awards are valued at the fair value of our common stock on the date of grant with compensation expense recorded on a straight-line basis over the periods in which the restrictions lapse.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity related to our restricted common stock and restricted stock unit awards is as follows:

	Number	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	2,352,057	$9.27
Granted	52,000	0.72
Vested	(792,638)	10.43
Forfeited	(199,771)	11.50
Unvested at December 31, 2009	1,411,648	7.99
Granted	1,025,701	2.38
Vested	(470,294)	8.68
Forfeited	(757,582)	7.75
Unvested at December 31, 2010	1,209,473	3.11
Granted	1,145,268	2.08
Vested	(824,120)	2.83
Forfeited	(13,843)	5.82
Unvested at December 31, 2011	1,516,778	$2.46

Information regarding restricted common stock and restricted stock units that vested is as follows (in thousands, except stock and unit amounts):

	For the Year Ended December 31,
	2011	2010	2009
Restricted common stock vested during the period	623,664	39,236	109,708
Grant-date fair value of restricted common stock vested during the period	$1,740	$647	$2,813

Restricted stock units vested during the period	200,456	431,058	682,930
Grant-date fair value of restricted stock units vested during the period	$596	$3,434	$5,450

Information regarding vested restricted stock units issued and outstanding is as follows (in thousands, except unit amounts):

	For the Year Ended December 31,
	2011	2010	2009
Vested restricted stock units issued during the period	918,765	74,383	29,414
Grant-date fair value of vested restricted stock units issued during the period	$8,182	$446	$447

	December 31, 2011	December 31, 2010	December 31, 2009
Vested restricted stock units outstanding	291,882	711,358	653,516

During 2010 and 2009, certain members of our senior management terminated their employment, resulting in the accelerated vesting of 92,668 restricted stock units during 2010, and 38,645 shares of restricted common stock and 74,383 restricted stock units during 2009. Stock-based compensation cost totaling $1.0 million and $1.4 million was recorded in 2010 and 2009, respectively, as a result of the acceleration of vesting.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with the provisions of the Incentive Plan, we accept the cancellation of shares of our common stock and vested restricted stock units to satisfy the minimum statutory tax withholding obligations related to restricted common stock and restricted stock unit awards that have vested. The value of the canceled shares and units is calculated based on the closing market price of our common stock on the day prior to the applicable vesting date. A summary of shares and units canceled is as follows (in thousands, except share/unit amounts):

	For the Year Ended December 31,
	2011	2010	2009
Shares and units canceled on vesting	257,019	35,758	25,232
Value of shares and units canceled on vesting	$528	$55	$64

Equity Compensation Plan Not Approved by Security Holders

On November 24, 2010, we granted Mr. Weinstein, our President and Chief Executive Officer, 600,000 shares of restricted common stock pursuant to the terms of his November 21, 2010 employment agreement. This award was granted to Mr. Weinstein as an employment inducement award pursuant to NYSE rules. The fair value of this award was $1.4 million, which was being recorded as compensation expense on a straight-line basis over the two-year vesting period. On December 15, 2011, the board of directors and the Compensation Committee approved the acceleration of vesting of 300,000 shares of unvested restricted common stock. We recorded $0.7 million of compensation cost during 2011 related to the acceleration of vesting.

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

The aggregate fair value of Executive Equity Plan awards on the date of the grant (as determined using the Monte Carlo Simulation method) was recorded as compensation expense on a straight-line basis over the derived requisite service period ranging from 2-½ to 5 years. During 2009, certain of our senior management terminated their employment, resulting in the forfeiture of their Executive Equity Plan awards. These forfeitures resulted in the reversal of $1.2 million of stock-based compensation cost during 2009. The compensation cost related to this plan (excluding the reversal for forfeitures) is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009
Executive Equity Plan compensation cost	$146	$1,204

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Earnings (Loss) per Share

Basic net income or loss available to common stockholders is computed by dividing reported net income or loss available to common stockholders by the weighted average number of common and contingently issuable shares outstanding during each period. As discussed in Note 8 “Share-Based Payments,” we do not issue common stock in settlement of vested restricted stock unit awards until the earliest to occur of (1) the second, third or fifth anniversary of the grant date, depending upon the vesting period per the grant agreement, (2) the occurrence of a change in control (as defined in the underlying grant agreements), or (3) the recipient’s separation from service. In accordance with the provisions of FASB Codification Topic 260, Earnings Per Share, we include vested restricted stock units in the calculation of basic income or loss per share since the shares will be issued for no cash consideration, and all the necessary conditions for issuance have been satisfied as of the vesting date.

A reconciliation of our income (loss) per share is as follows (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss) attributable to MPG Office Trust, Inc.	$89,019	$(172,012)	$(761,157)
Preferred stock dividends	(18,806)	(19,064)	(19,064)
Preferred stock redemption discount	2,780	—	—
Net income (loss) available to common stockholders	$72,993	$(191,076)	$(780,221)

Denominator:
Weighted average number of common shares outstanding	49,682,202	48,770,326	48,127,997
Net income (loss) available to common stockholders per share – basic	$1.47	$(3.92)	$(16.21)

The following common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations:

	For the Year Ended December 31,
	2011	2010	2009
Nonqualified stock options	971,828	1,072,278	878,650
Restricted stock units	1,428,472	458,924	222,000
Nonvested restricted common stock	3,414	604,582	—

Note 10—Properties in Default

Overview

For purposes of this footnote, Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand are reported as Properties in Default because their respective mortgage loans were in default as of December 31, 2011 and our ultimate goal is to exit the assets. Subsequent to December 31, 2011 (on January 17, 2012) our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property, therefore, Glendale Center is not included in our Properties in Default as of December 31, 2011. Although the mortgage loan on Two California Plaza was also in default as of

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011, we have excluded it from Properties in Default because our goal as of December 31, 2011 was to modify the loan with the special servicer rather than to dispose of the asset. We no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

As of December 31, 2011, Stadium Towers Plaza, 500 Orange Tower, 700 North Central and 801 North Brand were in receivership pursuant to written agreements with the special servicers for these properties. Pursuant to the agreements with the special servicers, the receivers are managing the operations of the properties, and we will cooperate in any sale or foreclosure of the properties. As to Stadium Towers Plaza and 500 Orange Tower, we have reached an agreement with the special servicer that releases us from nearly all potential claims (including most recourse triggers) and establishes a definitive date in 2012 by which we will exit each asset. In addition, during 2011 we reached an agreement with the special servicer for the mortgage loans secured by 700 North Central and 801 North Brand regarding cooperative foreclosure proceedings and a release from nearly all potential claims under the loan documents. On February 2, 2012, trustee sales were conducted with respect to the 700 North Central and 801 North Brand mortgage loans as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. See Note 20 “Subsequent Events.”

Pursuant to the agreements with the special servicers, we have no liability in connection with the disposition or foreclosure of the properties other than our legal fees. Upon closing of a sale or foreclosure, we will be released from substantially all liability (except for limited environmental and very remote claims). The receivership orders insulate us against potential recourse events that could occur during the receivership period.

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	December 31, 2011	December 31, 2010
Investments in real estate, net (1)	$198,226	$420,725
Restricted cash	3,053	30,023
Deferred leasing costs and value of in-place leases, net	2,366	8,862
Other	4,615	8,248
Assets associated with Properties in Default	$208,260	$467,858

Mortgage loans	$313,000	$660,000
Accounts payable and other liabilities	44,242	77,744
Acquired below-market leases, net	2,202	9,996
Obligations associated with Properties in Default	$359,444	$747,740
__________

(1)	Includes land held for development at Stadium Towers Plaza totaling $7.0 million.

The assets and obligations as of December 31, 2010 shown in the table above include 550 South Hope, 2600 Michelson and City Tower, which were disposed of during 2011.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets and Liabilities

As of December 31, 2011, our estimate of the benefit to rental income of amortization of acquired below-market leases related to Properties in Default over the next five years is as follows (in thousands):

Acquired Below- Market Leases
2012	$662
2013	469
2014	280
2015	252
2016	253
Thereafter	285
$2,201

Rental Revenue

The future minimum lease payments to be received from tenants (excluding tenant reimbursements) associated with Properties in Default as of December 31, 2011 are as follows (in thousands):

Future Minimum Rental Revenue
2012	$14,832
2013	10,678
2014	6,792
2015	5,160
2016	3,660
Thereafter	3,798
$44,920

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Dispositions, Discontinued Operations and Assets Held for Sale

Dispositions

A summary of our property dispositions is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Net Proceeds (After Debt Payment)	Debt Satisfied	Net Gain/ (Impairment) Recorded(1)	Loss from Early Extinguishment
2011:
500 Orange Center development site	Orange, CA	—	$4.7	$—	$—	$—
701 North Brand (2)	Glendale, CA	131,129	—	33.8	5.1	—
550 South Hope (3)	Los Angeles, CA	565,738	—	200.0	72.5	—
Westin® Pasadena Hotel	Pasadena, CA	266,000	15.6	—	55.3	0.2
2600 Michelson (4)	Irvine, CA	309,742	—	110.0	44.7	—
City Tower (5)	Orange, CA	412,839	—	140.0	72.7	—
		1,685,448	$20.3	$483.8	$250.3	$0.2

2010:
2385 Northside Drive (6)	San Diego, CA	89,000	$—	$17.6	$—	$—
Griffin Towers (7)	Santa Ana, CA	547,000	—	145.0	49.1	0.4
17885 Von Karman (8)	Irvine, CA	151,000	—	26.4	(6.7)	—
Mission City Corporate Center	San Diego, CA	191,000	—	52.0	—	0.1
Park Place II (9)	Irvine, CA	273,000	—	98.3	23.7	—
207 Goode (10)	Glendale, CA	188,000	—	38.2	4.5	—
Pacific Arts Plaza (11)	Costa Mesa, CA	787,000	—	270.0	76.9	—
		2,226,000	$—	$647.5	$147.5	$0.5

2009:
18581 Teller	Irvine, CA	86,000	$1.8	$20.0	$2.2	$0.2
City Parkway	Orange, CA	458,000	—	99.6	(40.1)	0.1
3161 Michelson	Irvine, CA	532,000	—	163.5	(23.5)	0.3
Park Place I (including certain parking areas and related development rights)	Irvine, CA	1,637,000	16.5	170.0	(112.2)	0.3
130 State College	Brea, CA	43,000	6.1	—	(5.9)	—
Lantana Media Campus	Santa Monica, CA	406,000	18.3	175.8	(26.0)	0.3
		3,162,000	$42.7	$628.9	$(205.5)	$1.2
__________

(1)
Gains on disposition, including settlement of debt, are recorded in the consolidated statement of operations in the period the property is disposed of. Impairment charges are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

(2)
During 2010, we recorded a $9.1 million impairment charge to reduce our investment in 701 North Brand to its estimated fair value as of December 31, 2010. We recorded a $1.2 million gain on sale of real estate and a $3.9 million gain on settlement of debt during 2011 upon disposition of this property.

(3)
During 2009, we recorded a $48.1 million impairment charge to reduce our investment in 550 South Hope to its estimated fair value as of June 30, 2009. We recorded a $7.1 million gain on sale of real estate and a $65.4 million gain on settlement of debt during 2011 upon disposition of this property.

(4)
During 2009, we recorded a $9.5 million impairment charge to reduce our investment in 2600 Michelson to its estimated fair value as of June 30, 2009. We recorded a $13.9 million impairment charge and a $58.6 million gain on settlement of debt during 2011

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

upon disposition of this property.

(5)
During 2009, we recorded a $54.9 million impairment charge to reduce our investment in City Tower to its estimated fair value as of December 31, 2009. We recorded a $10.2 million gain on sale of real estate and a $62.5 million gain on settlement of debt during 2011 upon disposition of this property.

(6)
During 2009, we recorded a $9.9 million impairment charge to reduce our investment in 2385 Northside Drive to its fair value as of December 31, 2009. No gain or additional impairment was recorded during 2010 upon disposition of this property.

(7)
During 2009, we recorded a $90.0 million impairment charge to reduce our investment in Griffin Towers to its estimated fair value as of December 31, 2009. A $49.1 million gain on settlement of debt was recorded during 2010 upon disposition of this property.

(8)
During 2009, we recorded a $9.8 million impairment charge to reduce our investment in 17885 Von Karman to its estimated fair value as of December 31, 2009. We recorded a $6.7 million impairment charge during 2010 upon disposition of this property.

(9)
During 2009, we recorded a $26.8 million impairment charge to reduce our investment in Park Place II to its estimated fair value as of December 31, 2009. We recorded a $9.0 million gain on settlement of debt and a $14.7 million gain on sale of real estate during 2010 upon disposition of this property.

(10)
During 2009, we recorded a $34.1 million impairment charge to reduce our investment in 207 Goode to its estimated fair value as of December 31, 2009. We recorded a $12.1 million impairment charge and a $16.6 million gain on settlement of debt during 2010 upon disposition of this property.

(11)
During 2009, we recorded a $71.4 million impairment charge to reduce our investment in Pacific Arts Plaza to its estimated fair value as of December 31, 2009. We recorded a $4.5 million impairment charge and an $81.4 million gain on settlement of debt during 2010 upon disposition of this property.

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Revenue:
Rental	$11,508	$55,586	$117,551
Tenant reimbursements	1,841	12,714	18,193
Hotel operations	8,368	20,662	20,623
Parking	1,178	5,383	11,559
Interest and other	171	5,875	2,322
Total revenue	23,066	100,220	170,248

Expenses:
Rental property operating and maintenance	4,259	20,025	40,349
Hotel operating and maintenance	6,039	14,554	14,064
Real estate taxes	1,282	7,579	16,448
Parking	441	2,139	5,351
Depreciation and amortization	6,348	23,825	57,315
Impairment of long-lived assets	23,218	32,397	562,224
Interest	22,627	83,607	99,058
Loss from early extinguishment of debt	235	485	1,165
Total expenses	64,449	184,611	795,974

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(41,383)	(84,391)	(625,726)
Gains on settlement of debt	190,380	156,129	—
Gains on sale of real estate	73,844	14,689	2,170
Income (loss) from discontinued operations	$222,841	$86,427	$(623,556)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The results of operations of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson, City Tower and the development land at San Diego Tech Center are reflected in the consolidated statements of operations as discontinued operations for 2011, 2010 and 2009. The results of operations of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza are reflected in the consolidated statements of operations as discontinued operations for 2010 and 2009. The results of operations of 18581 Teller, City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus are reflected in the consolidated statement of operations as discontinued operations for 2009.

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the properties disposed of. No interest expense associated with corporate-level debt was allocated to properties subsequent to their classification as discontinued operations.

Assets Held for Sale

The major class of assets associated with real estate held for sale is as follows (in thousands):

December 31, 2011
Land held for development	$14,000

Note 12—Fair Value Measurements

The following tables present information regarding our assets and liabilities measured and reported in our consolidated financial statements at fair value during 2011, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. The three levels of fair value defined in FASB Codification Topic 820, Fair Value Measurements and Disclosures, are as follows:

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate:
For the year ended:
December 31, 2011	$65,984	$—	$65,984	$—	$13,888
December 31, 2010	810,246	—	242,372	567,874	233,399
December 31, 2009	1,632,956	—	770,134	862,822	698,724

Assets associated with real estate held for sale:
For the year ended:
December 31, 2011	14,000	—	14,000	—	9,330

2011 Activity—

In accordance with the provisions of FASB Codification Topic 360, investments in real estate with a carrying value of $103.2 million were written down to their estimated fair value of $80.0 million during 2011, resulting in impairment charges totaling $23.2 million as part of discontinued operations. We have classified these fair value measurements as Level 2 because they were calculated based on the sales price negotiated by the special servicer (2600 Michelson) or the Company (the land held for development at San Diego Tech Center) with third-party buyers.

During 2011, we disposed of 2600 Michelson and recorded a $13.9 million impairment charge. This asset had a fair value of $66.0 million at the time it was disposed of. Additionally, we recorded a $9.3 million impairment charge to write down the land held for development at San Diego Tech Center its estimated fair value as a result of a decrease in the expected holding period due to its pending disposition.

2010 Activity—

During 2010, investments in real estate with a carrying value of $1,043.6 million were written down to their estimated fair value of $810.2 million, resulting in impairment charges totaling $233.4 million.

During 2010, we disposed of 207 Goode, 17885 Von Karman and Pacific Arts Plaza and recorded impairment charges totaling $23.3 million. These assets had a fair value of $242.4 million at the time they were disposed of. We have classified these fair value measurements as Level 2 because they were calculated based on the sales price negotiated by the lender or special servicer with third-party buyers (207 Goode and Pacific Arts Plaza) and the value assigned to the property in the deed-in-lieu of foreclosure with the lender (17885 Von Karman).

As a result of our review of the fair value of our investments in real estate during 2010, we recorded impairment charges totaling $210.1 million to reduce the following properties to the lower of carrying value or estimated fair value: Two California Plaza, 3800 Chapman, 801 North Brand, 701 North Brand, 700 North Central and Brea Campus. We have classified these fair value measurements as Level 3 due to the highly subjective nature of the calculations, which involve management’s best estimate of the holding period, market

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements for each property.

2009 Activity—

During 2009, investments in real estate with a carrying value of $2,331.7 million were written down to their estimated fair value of $1,633.0 million, resulting in impairment charges totaling $698.7 million.

During 2009, we disposed of City Parkway, 3161 Michelson, Park Place I, 130 State College and the Lantana Media Campus and recorded impairment charges totaling $207.7 million. These assets had a fair value of $644.5 million at the time they were disposed of. We have classified these fair value measurements as Level 2 because they were calculated based on the sales price negotiated by the Company with third-party buyers (City Parkway, 3161 Michelson, 130 State College and the Lantana Media Campus) and the value assigned to the property in the deed-in-lieu of foreclosure with the lender (Park Place I).

Additionally, we recorded impairment charges totaling $99.9 million to write down our investment in Griffin Towers and 2385 Northside to their estimated fair value as a result of a decrease in the expected holding period due to their pending disposition. We have classified these fair value measurements as Level 2 because they were calculated based on the sales price negotiated by the Company with third-party buyers.

As a result of our review of the fair value of our investments in real estate during 2009, we recorded impairment charges totaling $391.1 million to reduce the following properties to the lower of carrying value or estimated fair value: Stadium Towers Plaza, Park Place II, 2600 Michelson, Pacific Arts Plaza, 550 South Hope, 500 Orange Tower, City Tower, Brea Campus, 207 Goode and 17885 Von Karman. We have classified these fair value measurements as Level 3 due to the highly subjective nature of the calculations, which involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements for each property.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
December 31, 2011	$(13,325)	$—	$(13,325)	$—
December 31, 2010	(33,781)	—	(33,781)	—

Note 13—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow. Some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in accumulated other comprehensive loss in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

A summary of the fair value of our derivative financial instruments is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(13,325)	$(33,781)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain/(Loss) Reclassified from AOCL to Statement of Operations	Location of Gain/(Loss) Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the year ended:
December 31, 2011	$20,456	$1,235	Interest expense
December 31, 2010	7,829	(2,027)	Interest expense
December 31, 2009	13,456	—	Interest expense

Forward-starting interest rate swap for the year ended:
December 31, 2009	2,443	(15,281)	Interest expense

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Amount of (Loss) Recognized in Statement of Operations	Location of (Loss) Recognized in Statement of Operations
Derivatives not designated as cash flow hedging instruments:
Forward-starting interest rate swap for the year ended:
December 31, 2009	$(11,340)	Interest expense

Interest Rate Swap—

As December 31, 2011 and 2010, we held an interest rate swap with a notional amount of $425.0 million. As of December 31, 2011, $400.0 million of this swap was assigned to the KPMG Tower mortgage loan. Previously, $25.0 million of this swap was assigned to the 207 Goode construction loan. The settlement of this loan in 2010 upon the disposition of the property created ineffectiveness in this hedge. As a result, we recorded an unrealized gain of $1.2 million during 2011 and an unrealized loss of $2.0 million during 2010 due to hedge ineffectiveness as part of interest expense in continuing operations related to this swap. The swap requires net settlement each month and expires on August 9, 2012.

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of December 31, 2011 and 2010, we had transferred $9.9 million and $30.7 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheet. The cost to terminate the swap as of December 31, 2011 totals $14.9 million, less the $9.9 million in cash held by our counterparty. During 2012, we expect our counterparty will return the entire $9.9 million swap collateral amount to us due to the expiration of the swap in August 2012.

Interest Rate Caps—

We held interest rate caps pursuant to the terms of certain of our mortgage and mezzanine loan agreements with the following notional amounts (in millions):

	December 31, 2011	December 31, 2010
Brea Campus	$109.0	$109.0
Plaza Las Fuentes mortgage loan (repaid in May 2011)	—	80.8
Plaza Las Fuentes mortgage loan	33.6	—
	$142.6	$189.8

The fair value of our interest rate caps was immaterial as of December 31, 2011 and 2010.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, and accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated fair value and the carrying amount of our mortgage and mezzanine loans (excluding mortgages in default) is as follows (in millions):

December 31, 2011
Estimated fair value	$1,764
Carrying amount	2,264

We calculated the fair value of these mortgage and mezzanine loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

The carrying amount of mortgages in default totals $783.0 million as of December 31, 2011, and they bear contractual interest at rates ranging from 10.50% to 10.88%. As of December 31, 2011, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value and when and how they will be settled.

Note 14—Related Party Transactions

Robert F. Maguire III

Tax Indemnification Agreement—

At the time of our initial public offering, we entered into a tax indemnification agreement with Mr. Maguire and related entities. Under this agreement, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of a foreclosure or otherwise) of any portion of its interests in US Bank Tower, Wells Fargo Tower, KPMG Tower, Gas Company Tower and Plaza Las Fuentes in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These obligations apply for periods of up to 12 years from the date these properties were contributed to our Operating Partnership at the time of our initial public offering in June 2003.

Pursuant to a separation agreement effective May 17, 2008, Mr. Maguire resigned as our Chief Executive Officer and Chairman of the Board of the Company. Mr. Maguire’s separation agreement modified his tax indemnification agreement. As modified, for purposes of determining whether Mr. Maguire and related entities maintain ownership of common units of our Operating Partnership equal to 50% of the units received by them in the formation transactions (which is a condition to the continuation of the lock-out period to its maximum length), shares of our common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of MPG Office, L.P., as amended, shall be treated as common units of our Operating Partnership received in the formation transactions. As of December 31, 2011, Mr. Maguire met the 50% ownership requirement.

In connection with the tax indemnification agreement, Mr. Maguire, certain entities owned or controlled by Mr. Maguire, and other contributors have guaranteed a portion of our mortgage loans. As of December 31, 2011 and 2010, $591.8 million of our debt is subject to such guarantees.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Transactions—

We leased office space located at 1733 Ocean located in Santa Monica, California, a property beneficially owned by Mr. Maguire. A summary of payments to Mr. Maguire related to the 1733 Ocean lease is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Rent payments	$—	$85	$982

In June 2008, we relocated our corporate offices from 1733 Ocean to downtown Los Angeles, California. Effective February 1, 2010, we terminated our lease of 17,207 square feet of rentable area on the fourth floor of 1733 Ocean for consideration totaling $2.5 million, consisting of installment payments of $2.0 million and an offset of $0.5 million of amounts due to us by Mr. Maguire. During 2009, we recorded a charge totaling $1.4 million in connection with the termination of this lease. During 2010 and 2011, we paid $1.1 million and $0.9 million, respectively, to Mr. Maguire in connection with the lease termination agreement. All amounts due Mr. Maguire under this agreement were paid in full as of December 31, 2011.

Joint Venture with Charter Hall

We earn property management and investment advisory fees and leasing commissions from our joint venture with Charter Hall.

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights and an adjacent land parcel at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Management, investment advisory and development fees and leasing commissions	$6,550	$4,293	$6,298

	December 31, 2011	December 31, 2010
Accounts receivable	$1,352	$1,819

Fees and commissions earned from the joint venture are included in management, leasing and development services in our consolidated statement of operations. Balances due from the joint venture are included in other assets in the consolidated balance sheet. The joint venture’s balances were current as of December 31, 2011 and 2010.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Employee Benefit Plan

Our full-time employees who have completed 30 days of service are eligible to participate in a 401(k) savings plan sponsored by MPG Office, L.P., which is a funded defined contribution plan that satisfies ERISA requirements. We make employer nondiscretionary matching contributions as well as discretionary profit sharing contributions, if any, in cash. The plan allows employees to allocate their voluntary contributions and employer matching and profit sharing contributions to a variety of investment funds. Our 401(k) plan does not have a fund that invests directly in MPG Office Trust, Inc. common stock or Series A preferred stock. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year.

A summary of our contributions to the 401(k) plan is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Employer contribution to 401(k)	$0.5	$0.4	$0.5

Note 16—Rental Revenue

Our properties are leased to tenants under net operating leases with initial expiration dates ranging from 2012 to 2026. The future minimum rental revenue to be received from tenants (excluding tenant reimbursements) as of December 31, 2011 is as follows (in thousands):

Future Minimum Rental Revenue
2012	$194,267
2013	160,351
2014	132,464
2015	115,179
2016	96,265
Thereafter	389,181
$1,087,707

Our rental revenue was increased by straight-line rent adjustments as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Continuing operations	$647	$1,479	$5,003
Discontinued operations	514	3,608	12,407

See Note 10 “Properties in Default—Rental Revenue” for the future minimum rental revenue associated with Properties in Default.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17—Commitments and Contingencies

Capital Leases

We enter into capital lease agreements for equipment used in the normal course of business. The future minimum obligation under our capital leases as of December 31, 2011 is as follows (in thousands):

Minimum Obligation
2012	$348
2013	266
2014	135
2015	136
2016	218
1,103
Less: interest	(161)
$942

The following amounts have been capitalized as part of building and improvements in the consolidated balance sheets related to equipment acquired through capital leases (in thousands):

	December 31, 2011	December 31, 2010
Gross amount	$13,958	$13,958
Accumulated depreciation	(12,857)	(12,484)
	$1,101	$1,474

Ground and Air Space Leases

The Two California Plaza and Brea Corporate Place properties are subject to ground lease obligations. The ground lease for Two California Plaza expires in 2082, while the ground lease for Brea Corporate Place expires in 2083. Ground lease expense is reported as part of other expense in the consolidated statement of operations. A summary of our ground lease expense is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Ground lease expense	$4.8	$4.8	$4.8

We have an air space lease at Plaza Las Fuentes that expires in 2017, with options to renew for three additional ten-year periods and an option to purchase the air space. Air space lease expense is reported as part of other expense in the consolidated statement of operations. A summary of our air space lease expense is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Air space lease expense	$0.4	$0.5	$0.5

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our ground and air space leases require us to pay minimum fixed rental amounts that are subject to scheduled rent adjustments and include formulas for variable contingent rents. The ground lease for Two California Plaza is subject to rent adjustments every ten years beginning September 2013 and continuing through expiration. The ground lease for Brea Corporate Place is subject to rent adjustments on varying anniversary and reappraisal dates. The future minimum obligation under our ground and air space leases, excluding any contingent rents, as of December 31, 2011 is as follows (in thousands):

Minimum Obligation
2012	$3,010
2013	3,010
2014	3,400
2015	3,400
2016	3,400
Thereafter	337,758
$353,978

Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under its mortgage loan. The minimum ground lease obligation related to Two California Plaza is as follows (in thousands): $1,950 (2012); $1,950 (2013); $2,340 (2014); $2,340 (2015); $2,340 (2016); and $285,896 (thereafter).

Lease Takeover Obligation

We entered into a lease takeover agreement with a tenant at 3161 Michelson, a property we disposed of in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. The subtenant is current on their sublease payments to us as of December 31, 2011. Our future minimum obligation under the lease takeover agreement and the amount expected to be mitigated through future payments from the subtenant as of December 31, 2011 is as follows (in thousands):

Minimum Obligation
2012	$792
2013	799
2014	833
2015	841
2016	424
3,689
Less: future payments due from subtenant	(2,806)
$883

Operating Lease

We entered into sublease agreements with Rand Corporation (“Rand”) for the second and third floors at 1733 Ocean to provide additional office space for our corporate offices. In July 2011, we entered into an amended agreement with Rand to terminate a portion of the sublease premises on the second floor. As of December 31, 2011, the sublease is for 7,378 square feet of rentable area located on the second floor and for

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5,344 square feet of rentable area located on the third floor. We have partially mitigated this obligation through sublease of a portion of the Rand space to third-party tenants. The subtenants are current on their sublease payments to us as of December 31, 2011. Our future minimum obligation under the operating lease and the amount expected to be mitigated through future payments from the subtenants as of December 31, 2011 is as follows (in thousands):

Minimum Obligation
2012	$793
2013	820
2014	290
1,903
Less: future payments due from subtenants	(1,520)
$383

A summary of our payments related to our leases with Rand (excluding payments received from the subtenants) is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Rand sublease payments	$1.0	$0.8	$0.8

Parking Easement

In connection with the sale of the 808 South Olive garage, we entered into an amended and restated parking easement with the buyer of the garage, which expired in 2011. The buyer was obligated to provide a specified number of monthly spaces, which decreased over the term of the easement, for use by tenants of the Gas Company and US Bank Towers in exchange for monthly payments as consideration for both the parking spaces and a pro rata share of the operating expenses of the garage. Parking easement expense is recorded as part of parking expense in the consolidated statement of operations. A summary of our expense related to the parking easement is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Parking easement expense	$1.2	$1.4	$1.5

Joint Venture Obligation

In connection with the joint venture contribution agreements for One California Plaza, Wells Fargo Center (Denver) and San Diego Tech Center, we agreed to fund future tenant lease obligations, including tenant improvements and leasing commissions. Related to this obligation, we paid the following amounts (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Contractual tenant lease obligations	$0.4	$0.4	$1.5

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2011, we have an $0.8 million obligation remaining related to Wells Fargo Center (Denver). To the extent that we close the joint venture transaction with Beacon, this obligation will be eliminated.

Capital Commitments

As of December 31, 2011, we have executed leases (excluding those related to mortgages in default) that contractually commit us to pay $34.2 million for tenant improvements and leasing commissions, of which $1.5 million is contractually due in 2013, $1.0 million in 2014, $0.3 million in 2015, $0.7 million in 2016 and $13.4 million in 2017 and thereafter. The remaining $17.3 million is contractually available for payment to tenants upon request during 2012, but actual payment is largely determined by the timing of requests from those tenants.

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

A significant portion of our rental and tenant reimbursement revenue is generated by a small number of significant tenants. Our four largest tenants accounted for the following percentage of rental and tenant reimbursement revenue:

	For the Year Ended December 31,
	2011	2010	2009
Rental and tenant reimbursement revenue from our four largest tenants (1) (2)	19%	21%	23%
__________

(1)
The special purpose property-owning subsidiary that owns Two California Plaza is in default on the mortgage loan secured by the property. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property. As of March 14, 2012, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. One of our four largest tenants is a tenant at Two California Plaza, and this tenant accounted for approximately 3% of our total rental and tenant reimbursement revenue during each of the 2011, 2010 and 2009 fiscal years.

(2)
In 2009, an individual tenant accounted for 11% of our rental and tenant reimbursement revenue. No individual tenant accounted for 10% or more of our rental and tenant reimbursement revenue during 2010 or 2011.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each of the following properties contributed more than 10% of our consolidated revenue:

	For the Year Ended December 31,
	2011	2010	2009
Revenue contributed by 10% properties:	61%	71%	80%
Wells Fargo Tower
Two California Plaza (1)
Gas Company Tower
KPMG Tower
US Bank Tower (in 2009 and 2010 only)
777 Tower (in 2009 only)
__________

(1)
The special purpose property-owning subsidiary that owns Two California Plaza is in default on the mortgage loan secured by the property. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property. As of March 14, 2012, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset. This property accounted for 15%, 15% and 14% of our consolidated revenue during 2011, 2010 and 2009, respectively.

Insurance

We carry commercial liability, fire, extended coverage, earthquake, terrorism, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, business interruption and rental loss insurance covering all of the properties in our portfolio under a portfolio insurance program. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of coverage and industry practice and, in the opinion of management, the properties in our portfolio are adequately insured. Our terrorism insurance, which covers both certified and non-certified terrorism loss, is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses, such as loss from riots. Most of our properties are located in areas known to be seismically active. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, particularly in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. The future cost of coverage for losses due to earthquakes and other natural disasters may significantly increase due to market conditions resulting from the 2011 worldwide catastrophes and weather-related insured losses.

Litigation

We are involved in various litigation and other legal matters, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially arise upon resolution of the matters that are currently pending will not have a material adverse effect on our business, financial condition or financial statements as a whole. As described in Note 5 “Mortgage Loans—Mortgages in Default,” mortgage loans encumbering several of our properties are in default as of December 31, 2011. The resolution of some of these defaults may involve various legal actions, including court-appointed receiverships, damages claims and foreclosures.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share amounts)
Year Ended December 31, 2011
Revenue from continuing operations	$81,977	$83,649	$84,016	$84,927
Loss from continuing operations	(30,514)	(30,913)	(32,361)	(30,826)
(Loss) income from discontinued operations	(9,473)	169,586	62,728	—
Loss (income) attributable to common units of our Operating Partnership	5,205	(15,483)	(2,915)	3,985
Preferred stock dividends	(4,766)	(4,766)	(4,637)	(4,637)
Preferred stock redemption discount	—	—	2,780	—
Net (loss) income available to common stockholders	(39,548)	118,424	25,595	(31,478)
Net (loss) income available to common stockholders per share	$(0.81)	$2.42	$0.51	$(0.62)
Weighted average number of common shares outstanding	49,016,989	49,040,268	49,961,007	50,676,545

Common stock market price:
High	$4.28	$3.73	$3.78	$2.48
Low	2.76	2.44	2.01	1.74

Year Ended December 31, 2010
Revenue from continuing operations	$87,013	$85,005	$86,519	$85,265
Loss from continuing operations (1)	(8,379)	(24,301)	(27,758)	(223,927)
Income (loss) from discontinued operations	34,309	(31,875)	12,209	71,784
(Income) loss attributable to common units of our Operating Partnership	(2,584)	7,421	2,455	18,634
Preferred stock dividends	(4,766)	(4,766)	(4,766)	(4,766)
Net income (loss) available to common stockholders	18,580	(53,521)	(17,860)	(138,275)
Net income (loss) available to common stockholders per share	$0.38	$(1.10)	$(0.36)	$(2.82)
Weighted average number of common shares outstanding	48,534,283	48,692,588	48,874,308	48,981,822

Common stock market price:
High	$3.98	$4.60	$3.47	$3.08
Low	1.41	2.38	2.25	1.98
__________

(1)
Loss from continuing operations in the fourth quarter of 2010 includes $201.0 million of impairment charges in continuing operations to reduce the value of our investments in real estate to estimated fair value as of December 31, 2010.

The amounts shown in the table above will not agree to those previously reported in our Quarterly Reports on Form 10-Q due to property dispositions that occurred during 2010 and 2011.

Our quarterly financial information for 2011 has been reclassified to reflect the transfer of the land held for development at San Diego Tech Center to Assets Held for Sale as of December 31, 2011.

Our quarterly financial information for 2010 and 2011 has been reclassified to reflect the dispositions of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel and 2600 Michelson (in second quarter 2011) and City Tower (in third quarter 2011), which are presented as discontinued operations in our consolidated statements of operations.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our quarterly financial information for 2010 has been reclassified to reflect the dispositions of 2385 Northside Drive and Griffin Towers (in first quarter 2010), 17885 Von Karman and Mission City Corporate Center (in second quarter 2010), Park Place II (in third quarter 2010), and 207 Goode and Pacific Arts Plaza (in fourth quarter 2010), which are presented as discontinued operations in our consolidated statements of operations.

Note 19—Investments in Real Estate

A summary of information related to our investments in real estate as of December 31, 2011 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount of Which Carried at Close of Period			Accu- mulated Depre- ciation	Year Acquired (a) or Con- structed (c)	Life on Which Depre-ciation in Latest Income Statements is Computed
		Land (1)	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land (2)	Buildings and Improve- ments (2)	Total
Office Properties:
Los Angeles, CA
Two California Plaza (3) 350 S. Grand Avenue	$470,000	$57,564	$374,576	$—	$—	$57,564	$374,530	$432,094	$(71,901)	2007 (a)	(5)
Gas Company Tower 525-555 W. Fifth Street	458,000	33,425	16,043	272,262	54,464	59,588	316,606	376,194	(108,858)	1991 (c)	(5)
US Bank Tower (4) 633 W. Fifth Street	260,000	21,233	—	277,937	38,122	41,183	296,109	337,292	(87,657)	1989 (c)	(5)
Wells Fargo Tower 333 S. Grand Avenue	550,000	4,073	—	318,228	**	33,795	288,506	322,301	(108,080)	1982 (c)	(5)
777 Tower 777 S. Figueroa Street	273,000	34,864	251,556	25,166	—	34,864	276,722	311,586	(62,811)	2005 (a)	(5)
KPMG Tower (4) 355 S. Grand Avenue	400,000	4,666	—	240,412	**	15,386	229,692	245,078	(94,847)	1983 (c)	(5)
Miscellaneous investments	636,194	125,083	316,767	113,819	6,766	126,194	436,241	562,435	(125,254)	1989- 2007	(5)
	$3,047,194	$280,908	$958,942	$1,247,824	$99,352	$368,574	$2,218,406	$2,586,980	$(659,408)
__________

**	Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.

(1)	Amounts shown in “Land” include land, acquired ground leases and land held for development. Acquired ground leases are reported at the fair value of the ground lease at the date of acquisition.

(2)
During 2010, we recorded impairment charges totaling $201.0 million in continuing operations to write down our investments in real estate to fair value. Of this amount, $6.6 million is included as a reduction of “Land” in the table above, with the remaining $194.4 million included as a reduction of “Buildings and Improvements.”

(3)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property. We no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset.

(4)	US Bank Tower includes the Westlawn off-site parking garage and the KPMG Tower includes the X-2 off-site parking garage.

(5)
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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $2.7 billion (unaudited) as of December 31, 2011.

The following is a reconciliation of our investments in real estate and accumulated depreciation (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Investments in Real Estate
Balance at beginning of period	$3,063,186	$3,852,198	$5,026,688
Additions during period:
Improvements	12,227	21,742	58,061
Deductions during period:
Dispositions	(462,618)	(599,184)	(736,881)
Impairment charge	(9,330)	(210,122)	(490,985)
Transfer to assets associated with real estate held for sale	(14,000)	—	—
Other	(2,485)	(1,448)	(4,685)
Balance at close of period	$2,586,980	$3,063,186	$3,852,198

Accumulated Depreciation
Balance at beginning of period	$(668,328)	$(659,753)	$(604,302)
Additions during period:
Depreciation expense	(82,345)	(103,022)	(131,111)
Deductions during period:
Dispositions	91,265	94,447	75,660
Balance at close of period	$(659,408)	$(668,328)	$(659,753)

Note 20—Subsequent Events

Glendale Center Mortgage Loan—

On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. The special servicer for this loan has accelerated the debt, but has not foreclosed on the property.

700 North Central and 801 North Brand Dispositions—

On February 2, 2012, trustee sales were conducted with respect to the mortgage loans secured by 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. Shortly thereafter, title to each property was transferred to the lender parties, and release documents were executed. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand as well as accrued contractual and default interest on both loans.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Two California Plaza Mortgage Loan—

On March 9, 2012, the special servicer for Two California Plaza delivered a notice that the mortgage loan maturity was accelerated due to the continuing default by our special purpose property-owning subsidiary under this non-recourse loan. The special servicer has the right to foreclose on the property, but has not done so. As of March 14, 2012, we no longer believe we will be able to successfully modify the Two California Plaza mortgage loan and retain an ownership interest in the asset. We expect that Two California Plaza will be placed into receivership in the near term pursuant to a consensual agreement and we will focus on an orderly exit from the asset.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Shant Koumriqian, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Weinstein and Koumriqian, evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. KPMG LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2011 and their attestation report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since
David L. Weinstein	45	President and Chief Executive Officer	2010
Shant Koumriqian	39	Executive Vice President, Chief Financial Officer	2008
Peggy M. Moretti	49	Executive Vice President, Investor and Public Relations & Chief Administrative Officer	2003
Jonathan L. Abrams	36	Executive Vice President, General Counsel and Secretary	2007
Peter K. Johnston	57	Senior Vice President, Leasing	2006
Christopher M. Norton	39	Senior Vice President, Transactions	2011

David L. Weinstein has served as our President and Chief Executive Officer since November 2010 and as a member of our board of directors since August 2008. Since September 2009, Mr. Weinstein has been a partner at Belvedere Capital, a real estate investment firm based in New York. He remains a partner with limited responsibilities. From April 2007 until August 2009, Mr. Weinstein was a Managing Director of Westbridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein worked at Goldman, Sachs & Co. in New York, first as a Vice President in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then from 2004 as a Vice President in the Special Situations Group (focused on real estate debt investments). Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association.

Shant Koumriqian has served as our Executive Vice President, Chief Financial Officer since December 2008, with primary responsibility for the Company’s financial, accounting and reporting matters. Mr. Koumriqian joined the Company in July 2004 as Vice President, Finance and was promoted to Senior Vice President, Finance and Chief Accounting Officer in January 2008. Prior to that time, Mr. Koumriqian spent a total of nine years in real estate practice groups, first at Arthur Andersen LLP and then at Deloitte & Touche LLP, where he was a senior manager. Mr. Koumriqian holds a Bachelor of Science degree in Business Administration, cum laude, from California State University, Los Angeles.

Peggy M. Moretti has served as our Executive Vice President, Investor and Public Relations & Chief Administrative Officer since January 2010, with responsibility for investor relations and corporate communications. Ms. Moretti joined the Company in June 2003 as our Senior Vice President, Investor Relations and Public Relations and was promoted to Senior Vice President, Investor and Public Relations & Chief Administrative Officer in June 2009. She served in a similar role for Maguire Thomas Partners, our pre-IPO predecessor company, from 1996 to June 2003. Prior to joining Maguire Thomas Partners, Ms. Moretti served as Director of Public Relations for The Peninsula Beverly Hills, an award-winning luxury hotel located in Beverly Hills, California, from 1991 to 1996. From 1985 to 1991, Ms. Moretti served in various roles for Rogers & Cowan, an international public relations consultancy firm. Ms. Moretti holds a Bachelor of Arts degree in Political Science from the University of California, Los Angeles. She is a member of the National Association of Industrial and Office Properties and currently serves as a member of the board of directors of the YMCA of Metropolitan Los Angeles. She had previously served as a board member of the Los Angeles Conservancy.

Jonathan L. Abrams has served as our Executive Vice President, General Counsel and Secretary since December 2011, and as our Senior Vice President, General Counsel and Secretary from August 2007 to December 2011. From April 2006 to June 2007, Mr. Abrams was Senior Vice President of Business and Legal Affairs at Lionsgate Entertainment, where he was responsible for SEC and Sarbanes-Oxley Act compliance matters and was also involved in acquisitions and financings. Prior to April 2006, Mr. Abrams was an attorney with the law firm of Latham & Watkins LLP, where he worked on a wide range of corporate matters involving MPG Office Trust and other REITs. Mr. Abrams holds a Bachelor of Arts degree in Political Science, cum laude, from the University of California, Berkeley and a Juris Doctor, cum laude, from Harvard Law School. He currently serves as Chairman of Happy Trails for Kids, a non-profit organization serving children in foster care.

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

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since
Paul M. Watson	72	Chairman of the Board	2008
Robert M. Deutschman	54	Director	2011
Christine N. Garvey	66	Director	2008
Michael J. Gillfillan	63	Director	2009
Edward J. Ratinoff	47	Director	2011
Joseph P. Sullivan	69	Director	2009
George A. Vandeman	72	Director	2007
David L. Weinstein	45	Director (also President and Chief Executive Officer)	2008

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

Robert M. Deutschman has served on the board of directors since February 2011. Since 1999, Mr. Deutschman has served as a Managing Director at Cappello Capital Corp., an investment banking firm, and as Vice Chairman of Cappello Group, Inc. since 2008. Mr. Deutschman holds a Bachelor of Arts degree from Haverford College, with honors, and a Juris Doctor from Columbia University School of Law, where he was a Harlan Fiske Stone scholar. Since 2004, Mr. Deutschman has served as the Vice Chairman of the Board of Directors of Enron Creditors Recovery Corp. (formerly Enron Corp.), a position he assumed upon Enron’s emergence from bankruptcy. Mr. Deutschman has also served on the Advisory Board of the RAND Center for Corporate Ethics and Governance since 2006. He formerly served as Chairman of the Board of First Bank of Beverly Hills, F.S.B. and as a member of the board of directors of Beverly Hills Bancorp Inc. from 1999 to 2004. Mr. Deutschman was elected as a director by the holders of our Series A preferred stock at a special meeting in February 2011.

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

Michael J. Gillfillan has served on the board of directors since May 2009. Since April 2011, Mr. Gillfillan has been Chairman and Chief Executive Officer of Alostar Bank of Commerce. From December 2002 to December 2010, Mr. Gillfillan was a partner of Meriturn Partners, LLC, a private equity fund that purchases controlling interests in distressed middle market manufacturing and distribution companies. From March 2000 to January 2002, Mr. Gillfillan was a partner of Neveric, LLC. Mr. Gillfillan is the retired Vice Chairman and Chief Credit Officer of Wells Fargo Bank, N.A., where he was responsible for all facets of credit risk management, including direct oversight of the loan workout units that had peak problem assets in excess of $7 billion. During his tenure at Wells Fargo Bank, he also served as Vice Chairman and Group Head of the Commercial & Corporate Banking Group and Executive Vice President, Loan Adjustment Group, where he was responsible for marketing and servicing all bank loans, deposits and capital market products, as well as managing the loan workout function for the bank. Mr. Gillfillan holds a Bachelor of Arts degree from the University of California, Berkeley and a Master of Business Administration from the University of California, Los Angeles. He previously served on the board of directors of James Hardie Industries Limited and UnionBanCal Corporation. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Gillfillan to serve as a director based, among other factors, on his extensive experience in workouts and company turnarounds.

Edward J. Ratinoff has served on the board of directors since February 2011. Since March 2010, Mr. Ratinoff has been the Managing Director and Head of Acquisitions for Phoenix Realty Group, an institutional real estate investment firm. From 2004 to 2009, Mr. Ratinoff held the position of Managing Director and West Coast Head for the J.E. Robert Companies, a global real estate investment management company. Prior to joining J.E. Roberts, Mr. Ratinoff served in a variety of senior management roles in real estate investment banking with Keybanc, Chase Securities and Bankers Trust. Mr. Ratinoff holds a Bachelor of Arts degree in Architecture from the University of California, Berkeley, and a Master of Business

Administration from the J.L. Kellogg Graduate School of Management at Northwestern University. Since May 2010, Mr. Ratinoff has served as a member of the board of directors and Chairman of the Loan Committee of Bank of Internet. Mr. Ratinoff was elected as a director by the holders of our Series A preferred stock at a special meeting in February 2011.

Joseph P. Sullivan has served on the board of directors since May 2009. Since 2003, Mr. Sullivan has been a private investor. Mr. Sullivan is the Chairman of the Board of Advisors of RAND Health, the largest non-profit institution dedicated to emerging health policy issues. From March 2000 through March 2003, Mr. Sullivan served as Chairman of the Board and Chief Executive Officer of Protocare, Inc., a health care clinical trials and consulting organization. Mr. Sullivan was Chairman of the Board, Chief Executive Officer and President of American Health Properties, Inc., a publicly-traded REIT on the NYSE, from 1993 until it was acquired by HCP, Inc. in 1999. Mr. Sullivan has 20 years of investment banking experience with Goldman, Sachs & Co. Mr. Sullivan holds a Bachelor of Science degree and a Juris Doctor from the University of Minnesota Law School and a Master of Business Administration from the Harvard Graduate School of Business Administration. He serves as a member, and previously as Chairman, of the Board of Advisors for UCLA Medical Center. He is also a member of the board of directors of Amylin Pharmaceuticals, Inc., Cigna Corporation, and HCP, Inc. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Sullivan to serve as a director based, among other factors, on his investment banking expertise and experience in the real estate industry and with REITs.

George A. Vandeman has served on the board of directors since October 2007 and as Chairman of the Board from October 2008 to July 2009. Mr. Vandeman has been the principal of Vandeman & Co., a private investment firm, since he retired from Amgen, Inc. in July 2000. From 1995 to 2000, Mr. Vandeman was Senior Vice President and General Counsel of Amgen and a member of its Operating Committee. Immediately prior to joining Amgen in July 1995, Mr. Vandeman was a senior partner and head of the Mergers and Acquisitions Practice Group at the international law firm of Latham & Watkins LLP, where he worked for nearly three decades. Mr. Vandeman holds a Bachelor of Arts degree and a Juris Doctor from the University of Southern California. Mr. Vandeman is a member and past Chair of the Board of Councilors at the University of Southern California Law School and is a member of the board of directors of Rexair LLC. Mr. Vandeman is a former director of SymBio Pharmaceuticals Limited and ValueVision Media. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Vandeman to serve as a director based, among other factors, on his legal and corporate governance expertise and experience with complex strategic transactions.

David L. Weinstein has served as our President and Chief Executive Officer since November 2010 and as a member of our board of directors since August 2008. See “Executive Officers of the Registrant” for Mr. Weinstein’s biographical information. Our board of directors and Nominating and Corporate Governance Committee nominated Mr. Weinstein to serve as a director based, among other factors, on his knowledge of the Company, investment banking expertise and experience in the real estate industry.

Board Leadership Structure and Risk Oversight

Our board of directors has a policy that the positions of Chairman of the Board and Chief Executive Officer should be held by different persons. Our board of directors has determined that having an independent director serve as Chairman is in the best interests of the Company, providing enhanced board oversight as well as active independent director participation in setting board meeting agendas and establishing board priorities and procedures. This policy is subject to review in the future based on the Company’s then-current circumstances and board membership

Our board of directors is actively involved in overseeing our risk management through the Audit Committee. Under its charter, the Audit Committee is responsible for discussing with management its policies with respect to risk assessment and management. The Audit Committee is also responsible for discussing with management any significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures.

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

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2011, all of our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

Code of Business Conduct and Ethics

The board of directors maintains a code of business conduct and ethics applicable to independent directors, executive officers, employees and agents, which is available for viewing on the Company’s website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any person who sends a written request to that effect to the attention of Jonathan L. Abrams, Secretary, MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

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

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during 2011.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2011, Mr. Watson served as Chair and Messrs. Gillfillan, Ratinoff and Vandeman served as members of the Audit Committee, each of whom is an independent director. Based on his experience and expertise, the board of directors has determined that Mr. Gillfillan is an “audit committee financial expert” as defined by the SEC. The Audit Committee meets the NYSE composition requirements, including the requirements dealing with financial literacy and financial sophistication. The members of our Audit Committee satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

Our Chief Executive Officer has filed his annual certification with the NYSE for 2011, as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, the Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, respectively.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section describes the compensation policies and programs for our named executive officers, based on total compensation as calculated under current SEC rules. For 2011, our named executive officers were as follows:

Name	Position
David L. Weinstein	President and Chief Executive Officer
Shant Koumriqian	Executive Vice President, Chief Financial Officer
Jonathan L. Abrams	Executive Vice President, General Counsel and Secretary
Peter K. Johnston	Senior Vice President, Leasing
Christopher M. Norton	Senior Vice President, Transactions

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to set programs that achieve the following objectives:

•	Attracting, retaining and motivating talented executives;

•	Providing a program that is market-based and comparable to programs at other REITs;

•	Encouraging a strong link between executive compensation and individual and company performance; and

•	Supporting the maximization of stockholder value.

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

The Compensation Committee has ultimate responsibility for the formulation of appropriate compensation plans and incentives for our executives, the recommendation of such plans and incentives to our board of directors for its consideration and adoption, the award of equity compensation under our Incentive Plan and the ongoing administration of various compensation programs as may be authorized or directed by our board of directors.

Within our general compensation framework, our Chief Executive Officer, Executive Vice Presidents and General Counsel have, on behalf of the Company, historically negotiated specific compensation terms for members of senior management other than our Chief Executive Officer (including our named executive officers), memorializing these terms in employment agreements (which terms are reviewed and approved in advance by the Compensation Committee). Employment terms for our Chief Executive Officer have historically been negotiated by our board of directors, in consultation with outside counsel. All compensation terms approved for members of senior management during 2011 were subject to these processes.

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

The Compensation Committee has engaged Jack Marsteller of the firm Pay Governance LLC as the Compensation Committee’s independent compensation consultant to advise the committee in discharging its responsibilities. The responsibilities of the independent consultant have historically included: providing market data on pay levels and practices and making recommendations on executive compensation; reviewing the peer group and proposing changes as appropriate; advising the Compensation Committee on trends and best practices in the design, composition and policies of executive compensation programs; advising the Compensation Committee Chair on meeting agendas and attending Compensation Committee meetings where compensation items are discussed; reviewing the Compensation Discussion and Analysis and compensation tables for inclusion in the Annual Report on Form 10-K and the Proxy Statement; advising the Compensation Committee on compensation issues that arise in the course of fulfilling its governance responsibilities; undertaking special projects at the request of the Compensation Committee Chair; and advising the Compensation Committee on ideas for improving the effectiveness of board governance of executive compensation.

During 2011, the Compensation Committee’s independent compensation consultant attended all of the Compensation Committee’s meetings in which significant executive compensation matters were discussed. During 2011, the independent compensation consultant advised the Compensation Committee with respect to our peer group; competitive pay levels and trends; annual incentive design and practices; long-term incentive grant value guidelines and practices; Chief Executive Officer compensation; and pay disclosure. The independent compensation consultant reports to and acts at the sole discretion of the Compensation Committee and works with our senior management, in connection with advising the Compensation Committee, only with advance approval by the Compensation Committee. Pay Governance LLC did not provide any other services to the Company during 2011.

Elements of Executive Officer Compensation and Benefits

There are two primary types of compensation provided to our executive officers:

•
Annual compensation, which includes (i) a base salary, intended to provide a competitive and stable annual salary for each executive officer at a level consistent with such officer’s individual contributions, and (ii) annual performance bonuses, intended to link each executive officer’s compensation to the Company’s performance and to such officer’s individual performance; and

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

Annual Compensation

Annual compensation consists of base salary and incentive bonuses. Our policies in effect during 2011 are described below.

Base Salary—

The annual base salary for each of our named executive officers was initially determined at the time of hire by the Compensation Committee in consultation with senior management and outside advisors based on a number of customary factors, including market conditions and a review of salaries at other REITs, and was memorialized in each respective officer’s employment agreement. The base salaries of all of our executive officers are re-examined annually by the Compensation Committee pursuant to the terms of such employment agreements. When reviewing individual base salaries, the Compensation Committee considers data for executives in similar positions at comparable REITs and other real estate companies, individual and corporate performance, levels of responsibility and competitive pay practices, as well as other subjective factors (such as the individual’s experience). These considerations necessarily vary from individual to individual and position to position. Our Compensation Committee carefully reviews prior performance in connection with any potential increase in an executive officer’s base salary. Our named executive officers’ base salaries during 2011 were unchanged from 2010 levels. For further detail on the actual base salaries paid to our named executive officers during 2011, see the table below under the heading “—Summary Compensation Table.” As described below, Mr. Weinstein’s base salary was increased from $675,000 to $750,000 effective January 1, 2012 in connection with Mr. Weinstein’s new employment agreement that was effective as of December 15, 2011.

Incentive Bonuses—

Our annual incentive program provides executive officers with the opportunity to earn cash bonuses based upon the attainment of certain performance standards. The potential payments of annual bonuses to our executive officers are performance-driven and therefore at risk. Each named executive officer’s employment agreement (other than Mr. Norton’s employment agreement) provides for a target annual bonus expressed as a percentage of the executive’s annual base salary (or in the case of Mr. Johnston, a flat dollar amount rather than a percentage). The target bonus in each executive’s employment agreement is intended to provide guidance for such executive’s annual bonus, and the actual bonus amount is determined by the Compensation Committee based on its evaluation of the Company’s performance, the executive’s contributions to the Company’s performance and the executive’s individual performance.

In early 2011, the Compensation Committee considered whether the objective, pre-established performance standards used to evaluate each executive’s performance for purposes of determining the bonus payouts for 2010 were appropriate for the 2011 bonus program. The Compensation Committee concluded that, in light of the Company’s liquidity and strategic goals, this approach was not optimal for motivating the executives to carry out the Company’s business plan and acting in our best interests or those of our stockholders. Consequently, the Compensation Committee determined that, for purposes of the 2011 bonus program, the executives would be evaluated with regard to the Company’s business plan, with particular focus on unrestricted cash balances during 2011 and at December 31, 2011.

In December 2011, the Compensation Committee undertook its annual evaluation of executives under the 2011 bonus program. Each executive’s performance was evaluated based on (i) the Company’s achievement of its business plan, with particular focus on its unrestricted cash balances throughout 2011 and at December 31, 2011 while maintaining stockholder value, and (ii) the particular executive’s contributions to the Company’s achievement of such business plan and other individual performance criteria deemed to be appropriate by the Compensation Committee. In conducting this evaluation, the Compensation Committee considered the Company’s projections, strategic goals and operational priorities; financing markets; real estate fundamentals (including property valuations) and general economic conditions; transaction and leasing assumptions; and other specific circumstances impacting the Company. The Company’s business plan included achievement of various objectives, including:

•	Maintaining monthly and year-end unrestricted cash balances;

•	Completing or taking definitive steps to complete the disposition of certain assets while limiting costs and liability exposure; and

•	Leasing at core assets during 2011.

Based on this evaluation, the Compensation Committee determined to pay the named executive officers the bonuses set forth in the following table for 2011 (with all of such bonuses ratified by the full board of directors in December 2011):

Name	Annual Base Salary	Target Bonus (1)	Maximum Bonus (2)	Bonus Earned ($)
David Weinstein (3)	$675,000	112.5%	225.0%	$1,875,000
Shant Koumriqian (4)	375,000	$250,000	—	250,000
Jonathan L. Abrams	300,000	75.0%	—	250,000
Peter K. Johnston	300,000	$100,000	$200,000	—
Christopher M. Norton (5)	275,000	—	—	200,000
__________

(1)
For Messrs. Weinstein and Abrams, percentages shown in the Target Bonus column reflect a percentage of each executive’s annual base salary, pursuant to the terms of each executive’s employment agreement. For Messrs. Koumriqian and Johnston, the amounts shown in the Target Bonus column reflect a fixed dollar amount pursuant to the terms of each executive’s employment agreement and, in the case of Mr. Johnston, does not include his leasing bonus.

(2)
For Mr. Weinstein, the percentage shown in the Maximum Bonus column reflects a percentage of his annual base salary, pursuant to the terms of his employment agreement. For Mr. Johnston, the amount shown in the Maximum Bonus column reflects a fixed dollar amount pursuant to the terms of his employment agreement and does not include his leasing bonus. Messrs. Koumriqian, Abrams and Norton do not have a Maximum Bonus specified in their respective employment agreements.

(3)	Mr. Weinstein’s employment agreement provided for a minimum annual bonus equal to 112.5% of his annual base salary, provided that he remained employed by the Company through December 31, 2011.

(4)	For Mr. Koumriqian, the presentation is based on the terms of his second amended and restated employment agreement.

(5)
Mr. Norton’s employment agreement provided for a minimum annual bonus of $62,877 (based on his annual minimum bonus of $75,000, which was pro-rated from his hire date of March 1, 2011 through December 31, 2011), provided he remained employed by the Company through December 31, 2011.

In light of his extraordinary contributions to effectuating the Company’s business plan during 2011, the Compensation Committee determined to award Mr. Weinstein an annual bonus in excess of the stated maximum bonus set forth in his employment agreement.

Pursuant to his employment agreement, Mr. Johnston is eligible to receive a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space at certain of our assets. During 2011, Mr. Johnston earned $690,465 in leasing bonuses. Mr. Johnston is also eligible to receive an annual bonus under the bonus program described above, with a target annual bonus of $100,000 (33% of his annual base salary) and a range of $0 to $200,000 (0% to 67% of his annual base salary). Mr. Johnston did not receive an annual bonus for 2011 in addition to his leasing bonus.

For further detail on the actual annual incentive bonuses paid to the named executive officers for 2011, see the table below under the heading “—Summary Compensation Table.”

Long-Term Incentive Compensation: Our Incentive Plan

The Compensation Committee recognizes that while our bonus programs provide awards for positive short- and mid-term performance, equity participation creates a vital long-term partnership between executive officers and stockholders. Long-term incentives are provided to executives through grants of restricted stock, restricted stock units, stock options and/or other awards by the Compensation Committee pursuant to our Incentive Plan, as further described below. Subject to the terms of our Incentive Plan, the Compensation Committee, as plan administrator, has the discretion to determine both the recipients of awards and the terms and provisions of such awards, including the applicable exercise or purchase price, expiration date, vesting schedule and terms of exercise. Our Incentive Plan includes certain limitations on the maximum number of shares that may be granted or cash awards payable to any individual in any calendar year.

The Compensation Committee’s discretion in granting awards under our Incentive Plan allows it to design incentives according to our various strategic objectives. For example, the ability to award restricted common stock, restricted stock units and stock options allows us to both recruit and retain talented executives by providing market competitive compensation with pre-established vesting periods.

Our policies in effect during 2011 with respect to long-term incentive compensation are described below.

Restricted Common Stock and Restricted Stock Unit Awards—

The Compensation Committee may make grants of restricted common stock. For newly hired executives receiving restricted common stock through negotiated employment agreements, the applicable grant date for such issuance typically corresponds with the effective date of his or her employment agreement. Restricted common stock may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement. Restricted common stock award recipients receive the same dividends as holders of our common stock (only if we pay such a dividend) on the unvested portion of their restricted common stock. All equity-based awards granted to our named executive officers during 2011 were in the form of restricted stock units (as described below), and the Compensation Committee did not grant restricted common stock awards to any of our named executive officers during the year. On December 15, 2011, in recognition of his extraordinary contributions to effectuating the Company’s business plan during 2011, the board of directors and Compensation Committee approved the acceleration of vesting of 300,000 shares of unvested restricted common stock awarded to Mr. Weinstein on November 24, 2010.

The Compensation Committee may also grant restricted stock units, usually accompanied by dividend equivalents, to executives and other employees pursuant to the terms of our Incentive Plan. Each vested restricted stock unit represents the right to receive one share of our common stock. Restricted stock units vest over a specified period of years, subject to the recipient’s continued employment with us. The restricted stock units may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable restricted stock unit agreements. The award of dividend equivalents is generally subject to the same vesting schedule that applies to the underlying restricted stock units to which it relates. All vested restricted stock units granted to date will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the last regularly scheduled vesting date, (2) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

On December 19, 2011, the Compensation Committee granted restricted stock units with dividend equivalent rights to the following executives: Mr. Weinstein, 600,000 restricted stock units; Mr. Abrams, 75,780 restricted stock units; and Mr. Norton, 48,780 restricted stock units. The Compensation Committee made no other restricted stock unit grants to our other named executive officers during 2011.

For further information on past awards and current holdings of restricted common stock and restricted stock units for each of our named executive officers, see the table below under the heading “—Outstanding Equity Awards at Fiscal Year-End.”

Stock Options—

The Compensation Committee may grant stock options to executives and other employees pursuant to the terms of our Incentive Plan. The exercise price of nonqualified stock options and incentive stock options must be at least 100% of the fair value of our common stock on the date of grant, which is defined in our Incentive Plan as the closing market price of a share of our common stock on the date of grant. Stock options granted under our Incentive Plan will expire no later than ten years after the date of grant. Our Incentive Plan provides that options are exercisable in whole or in part by written notice to us, specifying the number shares being purchased and accompanied by payment of the purchase price for such shares. Our Incentive Plan generally does not permit the transfer of options, but the Compensation Committee may provide that nonqualified stock options may be transferred pursuant to a domestic relations order or to a family member. The Compensation Committee did not grant any stock options to our named executive officers during 2011.

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

The 401(k) benefit plan is available to all full-time employees who have completed 30 days of service with us. Employees may contribute up to 60% of their annual compensation, limited by the maximum allowed under Section 401(k) of the Code. Subject to such limitations of the Code, we provide a matching contribution in an amount equal to 50% of the employee contribution. Employees are fully vested in their voluntary contributions and vest in company contributions from the second through the sixth year of employment at a rate of 20% per year. During 2011, we contributed $0.5 million to the 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Code so that contributions to the 401(k) plan, and income earned on such plan contributions, are not taxable to employees until withdrawn from the 401(k) plan. During 2011, Messrs. Weinstein, Koumriqian, Abrams and Johnston each received matching contributions of $8,250 and Mr. Norton received a matching contribution of $4,500 to their respective 401(k) plan accounts.

We do not allocate life insurance premiums to individual persons since we have a group policy whose premiums are not actuarially determined. We offer a medical expense reimbursement program to our executive officers that reimburses each executive for certain medical expenses incurred by the executive and his or her family members that are not covered by our insurance programs, including medical, dental and vision expenses. During 2011, all of our named executive officers received benefits under this program.

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

To this end, we have agreed to severance payments and benefits to all of our named executive officers (as described more fully below under the heading “—Employment Agreements”) that protect said executives against termination by us without cause and with respect to certain executives by the executive for good reason or by death or disability. These agreements provide for some or all of the following: severance in the form of a lump sum payment; enhanced severance in connection with a change in control; continued health benefits; accelerated vesting of certain equity awards; and outplacement services as a result of a qualifying termination of employment.

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

2011 Advisory Vote on the Compensation of Named Executive Officers

In June 2011, we provided stockholders an advisory vote to approve the compensation of our named executive officers, or the say-on-pay proposal. At our 2011 Annual Meeting of Stockholders, our stockholders overwhelmingly approved the compensation of our named executive officers, with over 98% of the votes cast in favor of the say-on-pay proposal. In evaluating our executive compensation program, the Compensation Committee considered the results of the say-on-pay proposal and certain other factors as discussed in this Compensation Discussion and Analysis, such as Company and individual performance and competitive pay opportunities that reflect best practices. Each of these considerations factored into the Compensation Committee’s decisions regarding the compensation of our named executive officers. The Compensation Committee will continue to monitor and assess our executive compensation program and consider the outcome of our say-on-pay votes when making future compensation decisions regarding our named executive officers.

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

Parachute Payments—

As described above, in 2009 the Company adopted a policy that it will not enter into any new agreements with its executive officers that include any Code Section 280G excise tax gross-up provision with respect to payments contingent upon a change in control of the Company, except in unusual circumstances. None of our current named executive officers are entitled to receive an excise tax gross-up payment pursuant to the terms of their respective employment agreements.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION*

The Compensation Committee of the board of directors of MPG Office Trust, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and with the Compensation Committee’s independent compensation consultant and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for services rendered in all capacities to us and our subsidiaries during 2011:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
David L. Weinstein (3) President and Chief Executive Officer	2011	675,000	1,465,625	1,170,000	—	759,375	16,549	4,086,549
	2010	74,422	250,000	1,404,000	500,429	—	21,000	2,249,851

Shant Koumriqian (4) Executive Vice President, Chief Financial Officer	2011	375,000	—	—	—	250,000	15,603	640,603
	2010	375,000	—	234,220	—	370,000	10,323	989,543
	2009	362,500	—	37,440	26,736	326,250	12,406	765,332

Jonathan L. Abrams (5) Executive Vice President, General Counsel and Secretary	2011	300,000	—	147,771	—	250,000	8,500	706,271
	2010	300,000	—	155,350	—	225,000	9,027	689,377

Peter K. Johnston (6) Senior Vice President, Leasing	2011	300,000	—	—	—	690,465	8,500	998,965
	2010	300,000	—	—	—	1,021,414	25,274	1,346,688
	2009	300,000	—	—	—	1,008,543	8,250	1,316,793

Christopher M. Norton (7) Senior Vice President, Transactions	2011	229,167	62,877	95,121	—	137,123	10,662	534,950
__________

(1)	Amounts shown in Column (c) represent the base salary amount earned by the named executive officer.

(2)
Amounts shown in Column (e) represent the aggregate grant date fair value of stock awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 8 to the Consolidated Financial Statements.”

(3)
The amount shown in Column (d) for 2011 for Mr. Weinstein represents (i) a minimum bonus totaling $759,375 as set forth in his employment agreement, (ii) a discretionary bonus totaling $356,250 in excess of the maximum annual bonus paid as set forth in his employment agreement and (iii) the remaining unpaid portion of his signing bonus totaling $350,000. The amount shown in Column (g) for 2011 represents the portion of Mr. Weinstein’s 2011 annual bonus equal to the difference between the maximum annual bonus and the minimum annual bonus as set forth in his employment agreement. The amount shown in Column (h) for 2011 represents company matching contributions made to our 401(k) plan on Mr. Weinstein’s behalf totaling $8,250 and executive medical reimbursement premiums and payments totaling $8,299.

(4)
The amount shown in Column (g) for 2011 for Mr. Koumriqian represents his annual bonus. The amount shown in Column (h) for 2011 represents company matching contributions made to our 401(k) plan on Mr. Koumriqian’s behalf totaling $8,250 and executive medical reimbursement premiums and payments totaling $7,353.

(5)
The amount shown in Column (g) for 2011 for Mr. Abrams represents his annual bonus. The amount shown in Column (h) for 2011 represents company matching contributions made to our 401(k) plan on Mr. Abrams’ behalf totaling $8,250 and executive medical reimbursement premiums totaling $250. Mr. Abrams was not a named executive officer prior to 2010.

(6)
The amount shown in Column (g) for 2011 for Mr. Johnston represents leasing bonuses earned. The amount shown in Column (h) for 2011 represents company matching contributions made to our 401(k) plan on Mr. Johnston’s behalf totaling $8,250 and executive medical reimbursement premiums totaling $250.

(7)
The amount shown in Column (c) for Mr. Norton represents the base salary earned pursuant to his employment agreement dated March 1, 2011 for the period from March 1, 2011 through December 31, 2011. The amount shown in Column (d) represents the minimum annual bonus payable pursuant to his employment agreement (based on an annual minimum bonus of $75,000, which was pro-rated from his hire date of March 1, 2011 through December 31, 2011). The amount shown in Column (g) for Mr. Norton represents the portion of his annual bonus paid for in excess of his minimum annual bonus. The amount shown in Column (h) represents company matching contributions made to our 401(k) plan on Mr. Norton’s behalf totaling $4,500 and executive medical reimbursement premiums and payments totaling $6,162.

Grants of Plan-Based Awards

The following tables summarize grants of plan-based awards made during 2011 to each of our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)
(a)	(b)	(c)	(d)	(e)
David L. Weinstein	1/1/2011	—	759,375	1,518,750
Shant Koumriqian (5)	10/11/2011	—	250,000	—
Jonathan L. Abrams	1/1/2011	—	225,000	—
Peter K. Johnston (6)	1/1/2011	—	100,000	200,000
		—	1,021,414	—
Christopher M. Norton	3/1/2011	—	—	—
__________

(1)
The grant date for annual incentive bonuses is deemed to be January 1, 2011 for Messrs. Weinstein, Abrams and Johnston. For Messrs. Koumriqian and Norton, the grant date for annual incentive bonuses is deemed to be the effective date of their respective 2011 employment agreements.

(2)
None of the executives were entitled to a minimum annual bonus based on threshold performance. The minimum annual bonus payable to Messrs. Weinstein and Norton pursuant to their respective employment agreements was not based on the attainment of threshold performance.

(3)
Amounts shown in Column (d) represent the executive’s target annual bonus as defined in the terms of each executive’s employment agreement. Per his employment agreement, Mr. Weinstein’s target annual bonus is 112.5% of his annual base salary. Per his second amended and restated employment agreement, Mr. Koumriqian’s target annual bonus is $250,000. Per his employment agreement, the target annual bonus for Mr. Abrams is 75% of his annual base salary. Per his employment agreement, Mr. Johnston’s target annual bonus is $100,000 (in addition to his leasing bonus described in footnote 5 below). Mr. Norton does not have a target annual bonus.

(4)
Amount shown in Column (e) for Mr. Weinstein represents his maximum annual bonus of 225% of his annual base salary per the terms of his employment agreement. Per the terms of his employment agreement, Mr. Johnston’s maximum annual bonus is $200,000. Messrs. Koumriqian, Abrams and Norton do not have a maximum annual bonus.

(5)	For Mr. Koumriqian, the presentation is based on the terms of his second amended and restated employment agreement.

(6)
Because the target amount of his leasing bonus is not determinable, the $1,021,414 set forth in Column (d) for Mr. Johnston is a representative amount based on the previous fiscal year’s (2010) performance.

For actual awards earned by our named executive officers during 2011, see the “—Summary Compensation Table” above. For a more complete description of our 2011 annual bonus program, see the discussion above under the heading “—Compensation Discussion and Analysis—Annual Compensation—Incentive Bonuses.”

GRANTS OF PLAN-BASED AWARDS (continued)

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
(a)	(b)	(i)	(j)	(k)	(l)
David L. Weinstein (2)	12/19/2011	600,000	—	—	1,170,000
Shant Koumriqian	—	—	—	—	—
Jonathan L. Abrams (2)	12/19/2011	75,780	—	—	147,771
Peter K. Johnston	—	—	—	—	—
Christopher M. Norton (2)	12/19/2011	48,780	—	—	95,121
__________

(1)
The amounts shown in Column (l) represent the grant date fair value of the awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 8 to the Consolidated Financial Statements.”

(2)
On December 19, 2011, we granted the following restricted stock units with dividend equivalent rights to the following executives: Mr. Weinstein, 600,000 restricted stock units; Mr. Abrams, 75,780 restricted stock units; and Mr. Norton, 48,780 restricted stock units. The restricted stock units are scheduled to vest over a period of two years, with 50% vesting on December 19, 2012 and the remaining 50% vesting pro rata on a daily basis over the following year, subject to the executive’s continued employment with the Company.

Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables

Employment Agreements—

As described above, our practice is to set forth the material terms of each executive officer’s compensation package in negotiated employment agreements. The following discussion summarizes the terms of employment agreements that we were a party to with each of our named executive officers during 2011.

Mr. Weinstein—

2010 Employment Agreement

Effective as of November 21, 2010, we entered into an employment agreement with Mr. Weinstein, which provided for Mr. Weinstein to serve as our President and Chief Executive Officer.

The employment agreement with Mr. Weinstein had a term commencing on November 21, 2010 and ending on December 31, 2012. The employment agreement provided that Mr. Weinstein’s annual base salary was $675,000, subject to increase at the Compensation Committee’s discretion pursuant to the Company’s standard executive compensation practices.

In addition to his annual base salary, Mr. Weinstein received an initial $250,000 signing bonus paid in November 2010. Mr. Weinstein was entitled to an additional signing bonus payable in quarterly installments in an amount equal to $62,500 per quarter with respect to each calendar quarter during 2011 and $25,000 per quarter with respect to each calendar quarter during 2012, provided that he remained employed by the Company through the first day of the applicable calendar quarter. Pursuant to his amended and restated employment agreement discussed below, the Company paid Mr. Weinstein the unpaid portion of the signing bonus in full in December 2011.

The employment agreement with Mr. Weinstein provided for a target annual bonus equal to 112.5% and a maximum annual bonus equal to 225% of his annual base salary. In addition, Mr. Weinstein’s employment agreement provided that if Mr. Weinstein remained employed by the Company through December 31, 2011, his annual cash performance bonus for the Company’s 2011 fiscal year would in no event be less than 112.5% of his annual base salary.

Pursuant to Mr. Weinstein’s employment agreement, on November 21, 2010 we granted him a nonqualified stock option to acquire 400,000 shares of our common stock at an exercise price of $2.40 per share. A total of 50% of the option shares vested and became exercisable on November 21, 2011 and the remaining 50% of the option shares will become vested and exercisable on November 21, 2012, subject to Mr. Weinstein’s continued employment with the Company. The option is subject to full or partial accelerated vesting under certain circumstances in the event of a termination of Mr. Weinstein’s employment without cause, for good reason or due to Mr. Weinstein’s death or disability, or upon a change in control of the Company (each as defined in Mr. Weinstein’s employment agreement), as set forth in the stock option agreement evidencing the grant.

In addition, pursuant to Mr. Weinstein’s employment agreement, on November 24, 2010 we granted him 600,000 shares of restricted common stock. A total of 50% of the shares subject to the restricted common stock award vested on November 21, 2011, with the remaining 50% of the shares scheduled to vest on November 21, 2012. On December 15, 2011, the board of directors and the Compensation Committee approved the accelerated vesting of the remaining 300,000 shares of unvested restricted common stock subject to this award.

The employment agreement for Mr. Weinstein provided for severance payments and benefits in the event that his employment was terminated by us without cause, by Mr. Weinstein for good reason, by death or disability or in connection with a change in control.

A detailed discussion of severance payments and benefits under Mr. Weinstein’s employment agreement is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

2011 Employment Agreement

On December 15, 2011, we entered into an amended and restated employment agreement with Mr. Weinstein to extend his employment for an additional two years to December 31, 2014. The amended and restated agreement supersedes Mr. Weinstein’s original employment agreement with us described above.

Mr. Weinstein’s amended and restated employment agreement has a term commencing on December 15, 2011 and ending on December 31, 2014 and provides for an annual base salary of $750,000, effective as of January 1, 2012 (subject to increase in accordance with the Company’s normal executive compensation practices).

Mr. Weinstein is eligible for annual cash performance bonuses under the Company’s incentive bonus plan, based on the satisfaction of performance goals established by the Compensation Committee in accordance with the terms of such plan. For 2011, his target annual bonus was unchanged from his original employment agreement. Commencing with the Company’s 2012 fiscal year, his target annual bonus is 125% of his annual base salary, and his maximum annual bonus is 250% of his annual base salary.

Pursuant to the terms of his amended and restated employment agreement, the $100,000 unpaid portion of Mr. Weinstein’s signing bonus provided for in his original 2010 employment agreement was paid to him in a lump sum in December 2011.

The amended and restated employment agreement for Mr. Weinstein provides for severance payments and benefits in the event that his employment is terminated by us without cause, by Mr. Weinstein for good reason, by death or disability, or in connection with a change in control.

A detailed discussion of severance payments and benefits under Mr. Weinstein’s amended and restated employment agreement is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Mr. Koumriqian—

2009 Employment Agreement

Effective as of March 12, 2009, we entered into an amended and restated employment agreement with Mr. Koumriqian, which provided for Mr. Koumriqian to serve as our Executive Vice President, Chief Financial Officer.

Mr. Koumriqian’s amended and restated employment agreement had a term commencing on March 12, 2009 and ending on March 12, 2014 and provided for an annual base salary of $350,000 (subject to increase in accordance with the Company’s normal executive compensation practices).

Mr. Koumriqian was eligible for annual cash performance bonuses under the Company’s incentive bonus plan, based on the satisfaction of performance goals established by the Compensation Committee in accordance with the terms of such plan. Pursuant to the terms of his amended and restated employment agreement, his target annual bonus was 100% of his annual base salary, and his maximum annual bonus was 200% of his annual base salary.

The amended and restated employment agreement for Mr. Koumriqian provided for severance payments and benefits in the event that his employment was terminated by us without cause, by Mr. Koumriqian for good reason, by death or disability or in connection with a change in control.

A detailed discussion of severance payments and benefits under Mr. Koumriqian’s amended and restated employment agreement is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

2011 Employment Agreement

On October 11, 2011, we entered into a second amended and restated employment agreement with Mr. Koumriqian. The second amended and restated agreement supersedes Mr. Koumriqian’s prior amended and restated employment agreement with us described above.

Mr. Koumriqian will remain as Executive Vice President, Chief Financial Officer (or at the Company’s option, Executive Vice President). Pursuant to the second amended and restated employment agreement, Mr. Koumriqian’s employment with the Company will automatically terminate on March 31, 2012, unless terminated earlier by either the Company or Mr. Koumriqian, subject to the terms of the agreement.

Pursuant to Mr. Koumriqian’s second amended and restated employment agreement, his annual base salary remained at $375,000 per year and his target annual bonus was $250,000. Mr. Koumriqian’s actual bonus was determined by the Compensation Committee based on the attainment of performance metrics and individual objectives. Mr. Koumriqian was required to remain employed by the Company through January 31, 2012 in order to be paid an annual bonus related to his performance during 2011.

Pursuant to Mr. Koumriqian’s second amended and restated employment agreement, he is not eligible to receive any future equity-based or long-term incentive awards from the Company and his outstanding stock options, restricted common stock and restricted stock units will continue to vest per the terms of the applicable award agreements until March 31, 2012 or his termination date, whichever is earlier. All unvested awards will be forfeited upon termination.

If Mr. Koumriqian remains employed with the Company through March 31, 2012, subject to his execution and a non-revocation of a general release of claims, Mr. Koumriqian will be paid a pro-rated annual bonus of $62,500, representing a pro rata bonus for the first quarter of 2012 (based on his target annual bonus) and will be reimbursed for premiums for health insurance coverage from April 1, 2012 through December 31, 2012, unless he becomes eligible to receive health insurance coverage from a subsequent employer during that period. Additionally, the Company will pay for reasonable outplacement services for Mr. Koumriqian until December 31, 2012, or the date on which he is employed by a subsequent employer (if earlier).

A detailed discussion of severance payments and benefits under Mr. Koumriqian’s second amended and restated employment agreement is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Messrs. Abrams, Johnston and Norton—

Effective as of March 1, 2011, we entered into an employment agreement with Mr. Norton, pursuant to which provided for Mr. Norton to serve as our Senior Vice President, Transactions. As more fully discussed below, on February 14, 2012, we entered into an amended and restated employment agreement with Mr. Norton that supersedes his original 2011 employment agreement. We have also previously entered into employment agreements with Messrs. Abrams and Johnston.

The employment agreements with Messrs. Abrams and Johnston provide that their employment with us is “at-will” and may be terminated by either the executive or us upon at least 30 days advance written notice, subject to certain severance obligations as described above under the heading “—Severance and Change in Control Payments and Benefits.” Under his 2011 employment agreement, the term of Mr. Norton’s employment commenced on March 1, 2011 and was scheduled to expire on February 29, 2012, subject to an automatic one-year extension until February 28, 2013, unless either party provided advance notice of non-renewal.

The current annual base salary for each of these named executive officers pursuant to their employment agreements, as adjusted, is $300,000 for each of Messrs. Abrams and Johnston and $275,000 for Mr. Norton (in each case, subject to increase at the Compensation Committee’s discretion pursuant to the Company’s standard executive compensation practices).

The employment agreement for Mr. Abrams provides for a target annual bonus of 75.0% of his then-current annual base salary. The employment agreement for Mr. Johnston provides for a target annual bonus of $100,000 and a maximum annual bonus of $200,000. Mr. Johnston’s employment agreement also provides for a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space in certain of our properties. Mr. Norton’s employment agreement provided for a minimum annual bonus for 2011 of $62,877, which represented a minimum annual bonus equal to $75,000 (pro-rated from his hire date of March 1, 2011 through December 31, 2011).

The employment agreements with Messrs. Abrams, Johnston and Norton provide for certain severance payments in the event that the executive’s employment is terminated by us without cause. Mr. Norton’s 2011 employment agreement also provided for certain severance payments and benefits in the event of a termination in connection with a change in control that occurred prior to February 29, 2012.

A detailed discussion of severance payments and benefits for Messrs. Abrams, Johnston and Norton is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

2012 Amendment to Employment Agreement with Mr. Abrams

Effective February 14, 2012, we entered into a first amendment to the employment agreement with Mr. Abrams. The effect of the first amendment was to:

•	Reflect the change in Mr. Abrams’ title to Executive Vice President from Senior Vice President, which occurred previously on December 19, 2011;

•
Provide that Mr. Abrams’ employment with the Company will be for a fixed term, ending on December 31, 2014, subject to automatic renewals for successive one-year periods unless either party provides notice of its intention not to renew the employment agreement not less than 60 days prior to the expiration of the then-current term;

•	Reflect Mr. Abrams’ current annual base salary of $300,000, which was previously established by the Company as of July 1, 2009; and

•
Provide that if Mr. Abrams’ employment is terminated by the Company without cause (as defined in his employment agreement), and subject to his execution and non-revocation of a general release of claims, he will receive the following severance payments and benefits:

•
A lump-sum cash payment equal to the aggregate amount of (i) any unpaid prior year annual bonus, (ii) 100% of the sum of his annual base salary in effect on the date of termination plus the annual bonus earned by him for the most recently completed fiscal year of the Company preceding the termination, and (iii) a prorated annual bonus for the year in which the termination occurs; and

•	Certain health insurance benefits at the Company’s expense for up to 18 months.

The terms of Mr. Abrams’ employment agreement otherwise remain unchanged.

2012 Employment Agreement with Mr. Norton

Effective February 14, 2012, we entered into an amended and restated employment agreement with Mr. Norton which supersedes his original 2011 employment agreement with us.

Mr. Norton’s amended and restated employment agreement has a term commencing on February 14, 2012 and ending on December 31, 2014, subject to automatic renewals for successive one-year periods unless either party provides notice of its intention not to renew the agreement not less than 60 days prior to the expiration of the then-current term. Mr. Norton’s amended and restated employment agreement provides for an annual base salary of $275,000 (subject to potential future increase in accordance with the Company’s normal executive compensation practices).

Mr. Norton is eligible for annual cash performance bonuses under the Company’s incentive bonus plan. The amount of his annual bonus, if any, will be at the discretion of the Compensation Committee.

Mr. Norton’s amended and restated employment agreement provides that if his employment is terminated by the Company without cause (as defined in the amended and restated employment agreement), and subject to his execution and non-revocation of a general release of claims, he will receive the following severance payments and benefits:

•
A lump-sum cash payment equal to the aggregate amount of (i) any unpaid prior year annual bonus, (ii) 100% of the sum of his annual base salary in effect on the date of termination plus the annual bonus earned by him for the most recently completed fiscal year of the Company preceding the termination, and (iii) a prorated annual bonus for the year in which the termination occurs; and

•	Certain health insurance benefits at the Company’s expense for up to 18 months.

All Named Executive Officers

The employment agreements of our named executive officers provide for:

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

The employment agreements for all named executive officers contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that apply during the term of the employment agreements and for a one-year period thereafter in the case of Messrs. Abrams, Johnston and Norton, and a two-year period thereafter in the case of Messrs. Weinstein and Koumriqian.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2011 for each of our named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
David L. Weinstein (1)	200,000	200,000	—	2.40	11/21/2017
	7,500	—	—	11.26	8/6/2018
	5,000	—	—	6.00	10/2/2018
	30,000	15,000	—	0.58	7/23/2019
	15,000	30,000	—	2.93	6/30/2020
Shant Koumriqian (2)	62,533	31,267	—	0.58	9/30/2012
Jonathan L. Abrams (3)	20,000	20,000	—	0.58	7/23/2019
Peter K. Johnston	—	—	—	—	—
Christopher M. Norton	—	—	—	—	—
__________

(1)
Nonqualified stock options totaling 400,000 shown in Columns (b) and (c) were granted to Mr. Weinstein on November 21, 2010 related to his services as an employee of the Company. These options vested with respect to one-half of the shares subject thereto on November 21, 2011, and are scheduled to vest with respect to the remaining one-half of the shares subject thereto on November 21, 2012. The remaining nonqualified stock options shown in Columns (b) and (c) were granted to Mr. Weinstein in connection with his services as an independent director of the Company prior to his appointment as President and Chief Executive Officer. Mr. Weinstein was granted 7,500 nonqualified stock options on August 6, 2008 and these options vested with respect to one-third of the shares subject thereto on each of August 6, 2009, 2010 and 2011. Mr. Weinstein was granted 5,000 nonqualified stock options on October 2, 2008 and these options vested with respect to one-third of the shares subject thereto on each of October 2, 2009, 2010 and 2011. Mr. Weinstein was granted 45,000 nonqualified stock options on July 23, 2009 and these options vested with respect to one-third of the shares subject thereto on each of July 23, 2010 and 2011, and are scheduled to vest with respect to the remaining one-third of the shares subject thereto on July 23, 2012. Mr. Weinstein was granted 45,000 nonqualified stock options on June 30, 2010 and these options vested with respect to one-third of the shares subject thereto on June 30, 2011, and are scheduled to vest with respect to the remaining one-third of the shares subject thereto on each of June 30, 2012 and 2013.

(2)
The nonqualified stock options shown in Columns (b) and (c) were options granted to Mr. Koumriqian on July 23, 2009. These stock options vested with respect to one-third of the shares subject thereto on each of July 23, 2010 and 2011, and the remaining one-third of shares subject thereto will be forfeited on March 31, 2012 in the event that Mr. Koumriqian’s employment with the Company terminates on March 31, 2012 in accordance with his second and restated employment agreement.

(3)
The nonqualified stock options shown in Columns (b) and (c) were granted to Mr. Abrams on July 23, 2009. These stock options vested with respect to one-third of the shares subject thereto on each of July 23, 2010 and 2011, and are scheduled to vest with respect to the remaining one-third of the shares subject thereto on July 23, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(g)	(h)	(i)	(j)
David L. Weinstein (2)	600,000	1,194,000	—	—
Shant Koumriqian (3)	111,303	221,493	—	—
Jonathan L. Abrams (4)	133,453	265,571	—	—
Peter K. Johnston	—	—	—	—
Christopher M. Norton (5)	48,780	97,072	—	—
__________

(1)
Amounts shown in Column (h) represent the number of shares of unvested restricted common stock and restricted stock units outstanding shown in Column (g) multiplied by $1.99, the closing market price of our common stock on the NYSE on December 31, 2011. All restricted stock units granted to date, to the extent vested, will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the last vesting date specified in the grant, (2) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (3) the recipient’s separation from service. It is our intent to settle all restricted stock unit awards with shares of our common stock.

(2)
Amount shown in Column (g) represents 600,000 restricted stock units granted to Mr. Weinstein under the terms of his December 19, 2011 restricted stock unit agreement, and are scheduled to vest over a period of two years, with 50% of such units vesting on December 19, 2012 and the remaining 50% of such units vesting pro rata on a daily basis through December 19, 2013, subject to his continued employment with the Company.

(3)
Amount shown in Column (g) represents 3,528 shares of restricted common stock that were awarded pursuant to Mr. Koumriqian’s January 17, 2008 restricted stock agreement, which will be forfeited on March 31, 2012 in the event that Mr. Koumriqian’s employment terminates on March 31, 2012 in accordance with his second amended and restated employment agreement. The amount shown in Column (g) also represents 107,775 restricted stock units awarded to Mr. Koumriqian pursuant to three separate award agreements. Under the terms of his October 2, 2008 restricted stock unit agreement, 21,587 restricted stock units are scheduled to vest on a daily pro rata basis, of which 18,517 restricted stock units are scheduled to vest through March 31, 2012 and the remaining 3,070 will be forfeited on March 31, 2012 in the event that Mr. Koumriqian’s employment terminates on March 31, 2012 in accordance with his second amended and restated employment agreement. Under the terms of his March 12, 2009 restricted stock unit agreement, 22,823 restricted stock units are scheduled to vest on a daily pro rata basis, of which 20,259 restricted stock units are scheduled to vest through March 31, 2012 and the remaining 2,564 restricted stock units will be forfeited on March 31, 2012 in the event that Mr. Koumriqian’s employment terminates on March 31, 2012 in accordance with his second amended and restated employment agreement. Under the terms of his December 9, 2010 restricted stock unit agreement, 63,365 restricted stock units are scheduled to vest on a daily pro rata basis, of which 55,220 restricted stock units are scheduled to vest through March 12, 2012 and the remaining 8,145 restricted stock units will be forfeited on March 31, 2012 in the event that Mr. Koumriqian’s employment terminates on March 31, 2012 in accordance with his second amended and restated employment agreement.

(4)
Amount shown in Column (g) represents 133,453 restricted stock units awarded to Mr. Abrams pursuant to three separate award agreements. Under the terms of his October 2, 2008 restricted stock unit agreement, 15,645 restricted stock units are scheduled to vest on a daily pro rata basis through October 2, 2013. Under the terms of his December 9, 2010 restricted stock unit agreement, 42,028 restricted stock units are scheduled to vest on a daily pro rata basis through December 9, 2013. The remaining 75,780 restricted stock units were granted under the terms of his December 19, 2011 restricted stock unit agreement, and are scheduled to vest over a period of two years, with 50% vesting on December 19, 2012 and the remaining 50% vesting pro rata on a daily basis through December 19, 2013, subject to his continued employment with the Company.

(5)
Amount shown in Column (g) represents 48,780 restricted stock units awarded to Mr. Norton pursuant to the terms of his December 19, 2011 restricted stock unit agreement, and are scheduled to vest over a period of two years, with 50% vesting on December 19, 2012 and the remaining 50% vesting pro rata on a daily basis through December 19, 2013, subject to his continued employment with the Company.

Option Exercises and Stock Vested

The following table summarizes option exercises and vesting of stock awards during 2011 for each of our named executive officers:

OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
David L. Weinstein (1)	—	—	600,000	1,218,000
Shant Koumriqian (2)	—	—	60,875	147,093
Jonathan L. Abrams (3)	—	—	31,894	73,647
Peter K. Johnston	—	—	—	—
Christopher M. Norton	—	—	—	—
__________

(1)
Amount shown in Column (d) for Mr. Weinstein represents (i) 300,000 shares of restricted common stock that vested on November 21, 2011, when the closing market price of our common stock on the NYSE was $2.04 per share and (ii) the accelerated vesting of 300,000 shares of restricted common stock on December 15, 2011, when the closing market price of our common stock on the NYSE was $2.02 per share. On December 15, 2011, the board of directors and the Compensation Committee approved the acceleration of vesting of the unvested portion of this award. The amount shown in Column (e) represents the number of shares that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(2)
Amount shown in Column (d) for Mr. Koumriqian represents 3,529 shares of restricted common stock that vested on September 5, 2011, when the closing market price of our common stock on the NYSE was $2.60 per share. The amount shown in Column (d) also represents (i) 24,680 restricted stock units that vested on a daily pro rata basis pursuant to Mr. Koumriqian’s October 2, 2008 restricted stock unit agreement and (ii) 32,666 restricted stock units that vested on December 9, 2011 when the closing market price of our common stock on the NYSE was $2.08. The amount shown in Column (e) represents the number of shares or units that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(3)
Amount shown in Column (d) for Mr. Abrams represents (i) 10,228 restricted stock units that vested on a daily pro rata basis pursuant to Mr. Abrams’ October 2, 2008 restricted stock unit agreement and (ii) 21,666 restricted stock units that vested on December 9, 2011 when the closing market price of our common stock on the NYSE was $2.08. The amount shown in Column (e) represents the number of units that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2011 ($)	Registrant Contributions in 2011 ($)	Aggregate Earnings in 2011 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2011 ($)
(a)	(b)	(c)	(d)	(e)	(f)
David L. Weinstein	—	—	—	—	—
Shant Koumriqian (1)	—	137,919	(59,091)	—	206,524
Jonathan L. Abrams (2)	—	73,647	(25,411)	—	103,357
Peter K. Johnston	—	—	—	—	—
Christopher M. Norton	—	—	—	—	—
__________

(1)
The amount in Column (c) represents the fair market value of (i) 12,311 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2011 through December 31, 2011 (from the grant dated October 2, 2008), based on the closing market price of our common stock on the NYSE on each applicable vesting date, (ii) 10,400 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2011 through December 31, 2011 (from the grant dated March 12, 2009), based on the closing market price of our common stock on the NYSE on each applicable vesting date, (iii) 32,666 shares of common stock underlying restricted stock units that vested on December 9, 2011 (from the grant dated December 9, 2010), based on the closing market price of our common stock on the NYSE on December 9, 2011 of $2.08 and (iv) 1,969 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from December 9, 2011 through December 31, 2011 (from the grant dated December 9, 2010) based on the closing market price of our common stock on the NYSE on each applicable vesting date. The amount in Column (d) represents the sum of the loss in value of (i) 12,311 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date from January 1, 2011 through December 31, 2011, and 27,658 shares of common stock underlying the restricted stock units that were vested as of December 31, 2010, as determined from January 1, 2011 through December 31, 2011 with respect to the grant dated October 2, 2008, (ii) 10,400 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date from January 1, 2011 through December 31, 2011, and 18,777 shares of common stock underlying the restricted stock units that were vested as of December 31, 2010, as determined from January 1, 2011 through December 31, 2011, and (iii) 32,666 shares of common stock underlying restricted stock units from December 9, 2011 (the initial vesting date) and December 31, 2011, and 1,969 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date through December 31, 2011, with respect to the grant dated December 9, 2011. The amount in Column (f) represents the year-end value of 103,781 shares of common stock underlying the restricted stock units that were vested as of December 31, 2011 (comprised of 39,969 units with respect to the grant dated October 2, 2008, 29,177 units with respect to the grant dated March 12, 2009, and 34,635 units with respect to the grant dated December 9, 2010). The aggregate balance shown is based on the closing market price of our common stock on the NYSE on December 31, 2011 of $1.99. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grants of restricted stock units dated March 12, 2009 and December 9, 2010 were reported as compensation for Mr. Koumriqian in the “Stock Awards” column of the Summary Compensation Table for 2009 and 2010, respectively, based on the grant date fair value computed in accordance with FASB Codification Topic 718.

(2)
The amount in Column (c) represents the fair market value of (i) 8,922 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2011 through December 31, 2011 (from the grant dated October 2, 2008), based on the closing market price of our common stock on the NYSE on each applicable vesting date, (ii) 21,666 shares of common stock underlying restricted stock units that vested on December 9, 2011 (from the grant dated December 9, 2010), based on the closing market price of our common stock on the NYSE on December 9, 2011 of $2.08 and (iii) 1,306 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from December 9, 2011 through December 31, 2011, (from the grant dated December 9, 2010) based on the closing market price of our common stock on the NYSE on each applicable vesting date. The amount in Column (d) represents the sum of the loss in value of (i) 8,922 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date from January 1, 2011 through December 31, 2011, and 20,044 shares of common stock underlying the restricted stock units that were vested as of December 31, 2010, as determined from January 1, 2011 through December 31, 2011, with respect to the grant dated October 2, 2008, and (ii) 21,666 shares of common stock underlying restricted stock units from December 9, 2011 (the initial vesting date) and December 31, 2011, and 1,306 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date through December 31, 2011, with respect to the grant dated December 9, 2011. The amount in Column (f) represents the year-end value of 51,938 shares of common stock underlying the restricted stock units that were vested as of December 31, 2011 (comprised of 28,966 units with respect to the grant dated October 2, 2008 and 22,972 units with respect to the grant dated December 9, 2010). The aggregate balance shown is based on the closing market price of our common stock on the NYSE on December 31, 2011 of $1.99. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grant of restricted stock units dated December 9, 2010 was reported as compensation for Mr. Abrams in the “Stock Awards” column of the Summary Compensation Table for 2010 based on the grant date fair value computed in accordance with FASB Codification Topic 718.

Grants of restricted stock units are scheduled to vest over a period of two or three years. In the case of vesting over a two-year period, 50% of shares underlying the restricted stock units will vest on the first anniversary of the grant date, with the remaining 50% vesting pro rata on a daily basis over the remaining year, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying restricted stock agreement. In the case of vesting over a three-year period, 33% of the shares underlying the restricted stock units will vest on the first anniversary of the grant date, and the remaining 67% vesting pro rata on a daily basis over the remaining two years, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying restricted stock unit agreement. Restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the underlying restricted stock unit agreement. All vested restricted stock units will be distributed in shares of our common stock, or, at our option, paid in cash, upon the earliest to occur of (i) the last regularly scheduled vesting date; (ii) the occurrence of a change in control (as defined in the restricted stock unit agreement); or (iii) the recipient’s separation from service.

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

Severance Payments and Benefits—

Mr. Weinstein—

2010 Employment Agreement

Mr. Weinstein’s employment agreement, dated as of November 21, 2010, was in effect during 2011 until it was superseded by his amended and restated employment agreement dated as of December 15, 2011. The 2010 employment agreement provided that, in the event that Mr. Weinstein’s employment was terminated by us without cause or if he had terminated his employment for good reason prior to a change in control (as described below), he would have been entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•
A lump-sum cash payment equal to the greater of (i) 100% of his then-current annual base salary or (ii) the amount of his then-current annual base salary that would have been payable had he remained employed during the period commencing on the termination date and ending on December 31, 2012;

•	A lump-sum cash payment equal to any unpaid prior year annual bonus;

•
A lump-sum cash payment equal to the following: (i) if the termination had occurred during the 2011 calendar year, 112.5% of his then-current annual base salary, and (ii) if the termination had occurred after December 31, 2011, a prorated annual bonus for the year in which the termination occurred;

•
Health benefits for Mr. Weinstein for 18 months following his termination of employment at our expense, subject to reduction to the extent that he receives comparable benefits from a subsequent employer; and

•	Accelerated vesting of any unvested portion of any restricted common stock or stock options pursuant to the terms and conditions set forth in the respective award agreements.

In addition, if Mr. Weinstein’s employment had terminated by reason of his death or disability during his employment period, he or his estate or beneficiaries, as applicable, would have been entitled to the following payments and benefits:

•	100% of his annual base salary and 100% of his target annual bonus amount, as in effect on the date of termination;

•	Any unpaid prior year annual bonus;

•
Health benefits for Mr. Weinstein for 18 months following his termination of employment at our expense, subject to reduction to the extent that he receives comparable benefits from a subsequent employer;

•
An amount equal to two times the sum of his then-current annual base salary and the average actual annual bonus awarded to Mr. Weinstein for the three full fiscal years immediately preceding the date of termination; and

•	Accelerated vesting of any unvested portion of any restricted common stock or stock options pursuant to the terms and conditions set forth in the respective award agreements.

In addition, we were required to provide Mr. Weinstein with group life insurance coverage (including supplemental coverage) at a benefit level equal to at least 100% of his base salary with Company-paid premiums for the maximum basic coverage amount ($510,000).

In addition, if Mr. Weinstein’s employment had terminated by reason of expiration of the applicable employment period, he would have been entitled to the following payments:

•	Any unpaid prior year annual bonus; and

•	A prorated annual bonus for the year in which the termination occurred.

2011 Employment Agreement

Pursuant to Mr. Weinstein’s amended and restated employment agreement, in the event that he is terminated by us without cause or if he terminates his employment for good reason prior to a change in control (as described below), he will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•	A lump-sum cash payment equal to any unpaid prior year annual bonus;

•
A lump-sum cash payment equal to 200% of the sum of his annual base salary in effect on the date of termination plus the average actual annual bonus awarded to him for the three full fiscal years immediately preceding the year in which the date of termination occurs (or such lesser number of full fiscal years that he has been employed by the Company if he has not been employed by the Company for at least three full fiscal years);

•
A lump-sum cash payment equal to the following: (i) if the termination occurs during the 2011 calendar year, 112.5% of his then-current annual base salary, and (ii) if the termination occurs after December 31, 2011, a pro rata annual bonus for the year in which the termination occurs;

•
To the extent not previously vested and exercisable as of the date of termination, any outstanding equity-based awards (including stock options, restricted common stock, restricted stock units, phantom equity or other equity-based awards) held by Mr. Weinstein, other than equity-based awards subject to performance vesting, shall immediately vest and become exercisable in full; and

•	Certain health insurance benefits at the Company’s expense for 18 months.

The amended and restated employment agreement provides that, if Mr. Weinstein’s employment is terminated by the Company without cause or by him for good reason within two years after a change in control, and subject to his execution and non-revocation of a general release of claims, he will receive the above benefits and payments as though his employment was terminated without cause or for good reason, except that in lieu of the pro-rated annual bonus, Mr. Weinstein will receive an amount equal to his maximum annual bonus (225% of his then-current annual base salary for 2011, increasing to 250% for 2012) prorated for the number of days elapsed through the date of termination divided by 365. Additionally, to the extent not previously vested and exercisable as of the date of a change in control, any outstanding equity-based awards (including stock options, restricted common stock, restricted stock units, phantom equity or other equity-based awards), other than equity-based awards subject to performance vesting, shall immediately vest and become exercisable in full upon a change in control.

If Mr. Weinstein’s employment is terminated by reason of expiration of the employment period under his amended and restated employment agreement, and subject to his execution and non-revocation of a general release of claims, he will receive payment of any unpaid prior-year bonus and a pro-rated annual bonus.

The amended and restated employment agreement also provides that Mr. Weinstein or his estate will be entitled to certain severance benefits in the event of his death or disability, including (i) any prior-year bonus, to the extent not previously paid, (ii) 100% of his annual base salary, as in effect on the date of termination, (iii) 100% of his target annual bonus amount, as in effect on the date of termination, (iv) a pro-rated annual bonus, (v) to the extent not previously vested and exercisable as of the date of termination, any outstanding equity-based awards (including stock options, restricted common stock, restricted stock units, phantom equity or other equity-based awards), other than equity-based awards subject to performance vesting, shall immediately vest and become exercisable in full, and (vi) certain health insurance benefits at the Company’s expense for 18 months. In addition, Mr. Weinstein will be entitled to certain benefits pursuant to the Company’s group life insurance policy.

Any Company stock, options and other equity awards that have been granted to Mr. Weinstein prior to November 21, 2010 in connection with his service as a member of our board of directors will immediately vest and become exercisable in full in the event that (i) Mr. Weinstein incurs a termination of employment (as defined in our Incentive Plan) by the Company without cause, by Mr. Weinstein for good reason, or by reason of Mr. Weinstein’s death or disability, or (ii) a change in control occurs, in which case the awards shall vest and become exercisable immediately prior to the effective time of such change in control.

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

In addition, in Mr. Weinstein’s employment agreement, “good reason” is defined as the occurrence of any one or more of the following events without his prior written consent, provided that (i) Mr. Weinstein provides us with a notice of termination within 30 days after the initial existence of the facts or circumstances constituting good reason, (ii) we have failed to cure such facts or circumstances within 30 days after our receipt of the notice of termination, and (iii) Mr. Weinstein’s date of termination occurs no later than 60 days after the initial occurrence of the facts or circumstances constituting good reason:

•
The assignment to Mr. Weinstein of any duties materially inconsistent with his position, authority, duties or responsibilities, or any other action by us which results in a material diminution of his position, authority, duties or responsibilities (including any such diminution resulting from the Company ceasing to be a publicly-held company or the Company becoming a subsidiary of a publicly-held company in connection with a change in control, under Mr. Weinstein’s 2011 amended agreement), except for any failure of our stockholders to elect Mr. Weinstein to our board of directors, or isolated, insubstantial and inadvertent actions that are not taken in bad faith and which we promptly remedy upon receiving notice of such;

•	Our reduction (other than an immaterial amount) of Mr. Weinstein’s annual base salary or annual bonus opportunity;

•
Our failure to cause Mr. Weinstein to be nominated by our board of directors to stand for election to the board of directors at any meeting of our stockholders during which such election is held and whereby Mr. Weinstein’s term as director will expire if he is not reelected; or

•
Under Mr. Weinstein’s 2011 amended agreement, a material change by the Company in the principal location of its offices in Los Angeles, or the Company’s refusal to permit Mr. Weinstein to perform services in both Los Angeles and New York, except for required travel on the Company’s business to an extent substantially consistent his present business travel obligations; or

•
Our failure to cure a material breach of our obligations under Mr. Weinstein’s employment agreement after written notice is delivered to our board of directors by him that specifically identifies the manner in which he believes that we have breached our obligations under the employment agreement and where we are given a reasonable opportunity to cure any such breach.

Mr. Koumriqian—

2009 Employment Agreement

Mr. Koumriqian’s amended and restated employment agreement, dated as of March 12, 2009, was in effect during 2011 until it was superseded by his second amended and restated employment agreement, dated as of October 11, 2011. The 2009 employment agreement provided that, in the event that Mr. Koumriqian’s employment was terminated by us without cause or if he had terminated his employment for good reason prior to a change in control, he would have been entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•	A lump-sum cash payment equal to 150% of the sum of his then-current annual base salary plus average bonus over the prior three years;

•	A lump-sum cash payment equal to his prorated annual bonus for the year in which the termination occurred;

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

The 2009 employment agreement provided that, in the event that Mr. Koumriqian’s employment had terminated by reason of his death or disability, he or his estate or beneficiaries, as applicable, would have been entitled to the following payments and benefits:

•	100% of his annual base salary, as in effect on the date of termination;

•	His prorated annual bonus for the year in which the termination occurred;

•	Accelerated vesting of any unvested restricted stock units; and

•
Health benefits for Mr. Koumriqian and his eligible family members for 12 months following his termination of employment at the same cost to him as in effect immediately preceding such termination, subject to reduction to the extent that he received comparable benefits from a subsequent employer.

2011 Employment Agreement

Pursuant to Mr. Koumriqian’s second amended and restated employment agreement, if Mr. Koumriqian remains employed with the Company through March 31, 2012, subject to his execution and a non-revocation of a general release of claims, Mr. Koumriqian will be paid a pro-rated annual bonus of $62,500, representing a pro rata bonus for the first quarter of 2012 (based on his target annual bonus) and will be reimbursed for premiums for health insurance coverage from April 1, 2012 through December 31, 2012, unless he becomes eligible to receive health insurance coverage from a subsequent employer during that period. Additionally, the Company will pay for reasonable outplacement services for Mr. Koumriqian until December 31, 2012, or the date on which he is employed by a subsequent employer (if earlier).

Mr. Koumriqian’s second amended and restated employment agreement, dated as of October 11, 2011 provides that if Mr. Koumriqian’s employment with the Company is terminated by the Company without cause prior to March 31, 2012, and subject to his execution and non-revocation of a general release of claims, Mr. Koumriqian will receive the following severance payments and benefits:

•
A lump-sum cash payment equal to the aggregate amount of (i) the annual base salary that would have otherwise been payable to him during the period commencing on the date of termination and ending on March 31, 2012, and (ii) his target annual bonus with respect to the Company’s

2011 fiscal year, to the extent that his annual bonus for such fiscal year has not previously been paid;

•	A lump-sum cash payment equal to $62,500, representing a pro rata bonus for the first quarter of 2012 (based on his 2011 target annual bonus);

•
Vesting of outstanding stock options, restricted common stock and restricted stock units held by Mr. Koumriqian as of the date of termination, with respect to the unvested portion of the award that would have otherwise vested on or prior to March 31, 2012, provided that any unvested stock options, restricted common stock and restricted stock units that would not have otherwise vested on or prior to March 31, 2012 will automatically be forfeited;

•
Reimbursement of premiums for continued health insurance coverage from the date of termination through December 31, 2012, unless he becomes eligible to receive health insurance coverage from a subsequent employer during that period; and

•	Reasonable outplacement services until December 31, 2012 or the date on which he is employed by a subsequent employer (if earlier).

The second amended and restated employment agreement also provides that Mr. Koumriqian or his estate will be entitled to certain severance benefits in the event of his death or disability, including (i) a lump-sum cash payment equal to the aggregate amount of (A) the annual base salary that would have otherwise been payable to him during the period commencing on the date of termination and ending on March 31, 2012, and (B) his target annual bonus with respect to the Company’s 2011 fiscal year, to the extent that his annual bonus for such fiscal year has not previously been paid, (ii) a lump-sum cash payment equal to $62,500, representing a pro rata bonus for the first quarter of 2012 (based on his 2011 target annual bonus), (iii) any outstanding stock options, restricted common stock and restricted stock units held by Mr. Koumriqian as of the date of termination shall vest, with respect to the unvested portion of the award that would have otherwise vested on or prior to March 31, 2012; any unvested stock options, restricted common stock and restricted stock units held by Mr. Koumriqian on March 31, 2012 will be forfeited, and (iv) health benefits for Mr. Koumriqian and his eligible family members ending on the earlier of (i) December 31, 2012 or (ii) such earlier date on which Mr. Koumriqian becomes eligible to receive group health insurance coverage under a subsequent employer’s health plan.

In Mr. Koumriqian’s second amended and restated employment agreement, “cause” is defined as the occurrence of any one or more of the following events, unless Mr. Koumriqian fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

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

Messrs. Abrams, Johnston and Norton—

As discussed above under the heading “Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables—Employment Agreements,” the February 14, 2012 amendments to our employment agreements with Messrs. Abrams and Norton modified the severance provisions of those agreements. The following disclosure and tables under this “Potential Payments upon Termination or Change in Control” section reflect the terms of the executives’ employment agreements as in effect on December 31, 2011, without giving effect to the subsequent amendments.

Messrs. Abrams, Johnston and Norton’s employment agreements, each as in effect as of December 31, 2011, provide that the executive will be entitled to certain severance payments in the event that the executive’s employment is terminated by us without cause, subject to his execution and non-revocation of a general release of claims. Specifically, Mr. Abrams will receive a lump-sum cash severance payment equal to 100% of the sum of his then-current annual base salary plus his then-current target bonus. Mr. Johnston will receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current annual base salary and (b) an amount equal to the average annual leasing bonus paid to him for all of the calendar years of his employment prior to the calendar year of his termination. Mr. Norton will receive a lump-sum cash severance payment equal to 75% of the sum of his then-current annual base salary upon (i) a termination of his employment by us without cause prior to February 29, 2012, or (ii) if a change in control occurs and his employment is terminated by us without cause on or after the date of such change in control and prior to February 29, 2012, or prior to February 28, 2013 in the event that his employment agreement was extended.

Pursuant to the employment agreements with Messrs. Abrams and Norton, “cause” is defined as the occurrence of any one or more of the following events:

•	The executive’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from his incapacity due to physical or mental illness);

•	The executive’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us;

•	The executive’s conviction of, or entry by him of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	A willful breach by the executive of his fiduciary duty to us which results in economic or other injury to us; or

•	The executive’s willful and material breach of certain covenants set forth in his employment agreement.

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

Change in Control Provisions—

Pursuant to his amended and restated employment agreement, Mr. Weinstein will receive severance payments and benefits in the event that a change in control occurs and his employment is terminated by the Company without cause or by him for good reason within two years after such change in control. A change in control is generally defined in Mr. Weinstein’s employment agreement as the occurrence of any of the following events:

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

__________

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

Under Mr. Weinstein’s employment agreement, if a change in control occurs during his employment period and his employment is terminated by us without cause or by Mr. Weinstein for good reason, in each case within two years after the effective date of the change in control, then he will be entitled to the payments and benefits as though his employment was terminated without cause or for good reason as set forth above under the heading”—Severance Payments and Benefits,” except that in lieu of the pro-rata bonus to which he would otherwise be entitled, Mr. Weinstein will receive an amount equal to 100% of his target annual bonus amount.

Mr. Weinstein’s employment agreement provides for a best pay cap reduction for any excess parachute payments under Code Section 280G unless Mr. Weinstein would receive a greater after-tax benefit without the reduction and after paying the related excise tax.

In the case of our Chief Executive Officer and our other named executive officers, we believe that it is important to provide the severance payments and benefits in both the case of actual termination and the case of constructive termination. Including instances of constructive termination in the types of termination covered by our severance packages ensures that any eventual acquirer of the Company could not avoid paying severance by intentionally fostering a difficult work environment for the executives, thereby greatly increasing the chance of their voluntary exit. For further information on the actual payouts, please see the tables below.

Termination with Severance, No Change in Control—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had been terminated on December 31, 2011 by the Company without “cause” or, in the case of Mr. Weinstein, by the executive for “good reason” (each as defined in the executive’s employment agreement), other than in connection with a change in control. Amounts presented in the following table and the tables below under the headings “Termination with Severance Following a Change in Control” and “Termination Resulting from Death or Disability” reflect the terms of the executives’ employment agreements and severance arrangements as in effect on December 31, 2011, without giving effect to any subsequent amendments.

	Cash Lump Sum	Accelerated Equity Vesting			Value of Employee Benefits ($) (4)	Total Value ($)
Name	Multiple of Salary and Bonus ($) (1)	Value of Restricted Stock ($)	Value of Restricted Stock Units ($) (2)	Value of Options ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein	2,109,375	—	1,194,000	21,150	16,709	3,341,234
Shant Koumriqian	406,250	—	27,420	—	28,257	461,927
Jonathan L. Abrams	525,000	—	265,571	28,200	—	818,771
Peter K. Johnston	1,319,339	—	—	—	—	1,319,339
Christopher M. Norton	206,250	—	97,072	—	—	303,322
__________

(1)
Amount shown in Column (b) for Mr. Weinstein is (i) a lump-sum cash payment equal to 200% of his then-current annual base salary plus the average actual annual bonus awarded to him for the three full fiscal years immediately preceding the year in which the date of termination occurs (or such lesser number of full fiscal years that he has been employed by the Company if he has not been employed by the Company for at least three full fiscal years) and (ii) a lump-sum cash payment equal to 112.5% of his then-current annual base salary. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to the aggregate amount of (i) his annual base salary that would have been payable to him during the period commencing on the date of termination and ending on March 31, 2012, (ii) $62,500, representing the prorated annual bonus for the first quarter of 2012 and (iii) his 2011 target annual bonus. For Mr. Abrams, the amount shown is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his then-current target annual bonus. For Mr. Johnston, the amount shown is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his average annual leasing bonus paid during fiscal years 2006 through 2011. For Mr. Norton, the amount shown is a lump-sum cash payment equal to 75% of his then-current annual base salary.

(2)
Amounts shown in Column (d) represent the value of the accelerated vesting of 600,000 restricted stock units for Mr. Weinstein,13,779 restricted stock units for Mr. Koumriqian, 133,453 restricted stock units for Mr. Abrams and 48,780 restricted stock units for Mr. Norton. The value of the accelerated vesting of all restricted stock units was calculated using a per-share value of $1.99, the closing market price of our common stock on the NYSE on December 31, 2011.

(3)
Amounts shown in Column (e) represent the accelerated vesting of the option for Mr. Weinstein to purchase 15,000 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of his July 23, 2009 option award agreement) and for Mr. Abrams to purchase 20,000 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of his July 23, 2009 option award agreement). The value of the shares to be acquired was calculated using a per-share value of $1.99, the closing market price of our common stock on the NYSE on December 31, 2011.

(4)
Amount shown in Column (f) for Mr. Weinstein represents the amounts due to him for a maximum of up to 18 months for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. Amount shown in Column (f) for Mr. Koumriqian represents (i) the amounts due to him through December 31, 2012 for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer and (ii) an estimate of the cost of outplacement services through December 31, 2012. Messrs. Abrams, Johnston and Norton are not entitled to any health benefits coverage or outplacement services per the terms of their respective employment agreements upon termination of their employment without cause or for good reason.

Termination with Severance Following a Change in Control—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if a change in control had occurred on December 31, 2011, and the executive’s employment had been terminated as of such date by the Company without “cause” or, in the case of Mr. Weinstein, by him for “good reason” (each as defined in the executive’s employment agreement):

	Cash Lump Sum	Accelerated Equity Vesting			Value of Employee Benefits ($) (4)	Total Value ($)
Name	Multiple of Salary and Bonus ($) (1)	Value of Restricted Stock ($)	Value of Restricted Stock Units ($) (2)	Value of Options ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein	2,868,750	—	1,194,000	21,150	16,709	4,100,609
Shant Koumriqian	406,250	—	27,420	—	28,257	461,927
Jonathan L. Abrams	525,000	—	265,571	28,200	—	818,771
Peter K. Johnston	1,319,339	—	—	—	—	1,319,339
Christopher M. Norton	206,250	—	97,072	—	—	303,322
__________

(1)
Amount shown in Column (b) for Mr. Weinstein is a lump-sum cash payment equal to the aggregate amount of (i) 200% of his then-current annual base salary plus the average actual annual bonus awarded to him for the three full fiscal years immediately preceding the year in which the date of termination occurs (or such lesser number of full fiscal years that he has been employed by the Company if he has not been employed by the Company for at least three full fiscal years) and (ii) the maximum annual bonus in an amount equal to 225% of his then-current annual base salary. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to the aggregate amount of (i) his annual base salary that would have been payable to him during the period commencing on the date of termination and ending on March 31, 2012, (ii) $62,500, representing the prorated annual bonus for the first quarter of 2012 and (iii) his 2011 target annual bonus. For Mr. Abrams, the amount shown is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his then-current target annual bonus. For Mr. Johnston, the amount shown is a lump-sum cash payment equal to 100% of the sum of his then-current annual base salary plus his average annual leasing bonus paid during fiscal years 2006 through 2011. For Mr. Norton, the amount shown is a lump-sum cash payment equal to 75% of his then-current annual base salary.

(2)
Amounts shown in Column (d) represent the value of the accelerated vesting of 600,000 restricted stock units for Mr. Weinstein,13,779 restricted stock units for Mr. Koumriqian, 133,453 restricted stock units for Mr. Abrams and 48,780 restricted stock units for Mr. Norton. The value of the accelerated vesting of all restricted stock units was calculated using a per-share value of $1.99, the closing market price of our common stock on the NYSE on December 31, 2011.

(3)
Amounts shown in Column (e) reflect the accelerated vesting of the option for Mr. Weinstein to purchase 15,000 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of his July 23, 2009 option award agreement) and for Mr. Abrams to purchase 20,000 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of his July 23, 2009 option award agreement). The value of the shares to be acquired was calculated using a per-share value of $1.99, the closing market price of our common stock on the NYSE on December 31, 2011.

(4)
Amount shown in Column (f) for Mr. Weinstein represents the amounts due to him for a maximum of up to 18 months for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer. Amount shown in Column (f) for Mr. Koumriqian represents (i) the amounts due to him through December 31, 2012 for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that he receives comparable benefits from a subsequent employer and (ii) an estimate of the cost of outplacement services through December 31, 2012. Messrs. Abrams, Johnston and Norton are not entitled to any health benefits coverage or outplacement services per the terms of their respective employment agreements upon termination of their employment without cause or for good reason.

Termination Resulting from Death or Disability—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his employment had terminated on December 31, 2011 as a result of death or disability:

	Cash Lump Sum	Accelerated Equity Vesting			Value of Employee Benefits ($)(4)	Total Value ($)
Name	Multiple of Salary and Bonus ($)(1)	Value of Restricted Stock ($)	Value of Restricted Stock Units ($)(2)	Value of Options ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein (5)	1,434,375	—	1,194,000	21,150	526,709	3,176,234
Shant Koumriqian	406,250	—	27,420	—	527,757	961,427
Jonathan L. Abrams	—	—	265,571	—	510,000	775,571
Peter K. Johnston	—	—	—	—	510,000	510,000
Christopher M. Norton	—	—	97,072	—	510,000	607,072
__________

(1)
Amount shown in Column (b) for Mr. Weinstein represents a lump-sum cash payment equal to 100% of his annual base salary, plus 100% of his target annual bonus per the terms of his employment agreement. For Mr. Koumriqian, the amount shown is a lump-sum cash payment equal to the aggregate amount of (i) his annual base salary that would have been payable to him during the period commencing on the date of termination and ending on March 31, 2012, (ii) $62,500, representing the prorated annual bonus for the first quarter of 2012 and (iii) his 2011 target annual bonus. Messrs. Abrams, Johnston and Norton are not entitled to any salary or bonus payments per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability.

(2)
Amounts shown in Column (d) represent the value of the accelerated vesting of 600,000 restricted stock units for Mr. Weinstein,13,779 restricted stock units for Mr. Koumriqian, 133,453 restricted stock units for Mr. Abrams and 48,780 restricted stock units for Mr. Norton. The value of the accelerated vesting of all restricted stock units was calculated using a per-share value of $1.99, the closing market price of our common stock on the NYSE on December 31, 2011.

(3)
Amounts shown in Column (e) reflect the accelerated vesting of the option for Mr. Weinstein to purchase 15,000 shares of our common stock at an exercise price of $0.58 per share (pursuant to the terms of his July 23, 2009 option award agreement).

(4)
Amount shown in Column (f) represents the amount due to Messrs. Weinstein and Koumriqian or each of their respective estates or beneficiaries for health benefits for 18 months in the case of Mr. Weinstein, or until December 31, 2012 in the case of Mr. Koumriqian, following the date of the executive’s death or disability at the same cost as was in effect immediately preceding termination, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer. Messrs. Abrams Johnston and Norton are not entitled to such payments per the terms of their respective employment agreements upon the termination of their employment resulting from death or disability. In the event that any named executive officer incurs a termination by reason of his death or disability, the executive or his estate or beneficiaries will be entitled to receive a $510,000 payment from the Prudential Insurance Company of America. As part of the executives’ employee benefits, we pay 100% of the premium for an insurance policy comprised of term life and accidental death and dismemberment that entitles the beneficiary to a payment of two times his annual salary, with a maximum benefit of $510,000. Each of our named executive officers would receive the maximum benefit upon termination by death or disability.

COMPENSATION RISK ASSESSMENT

The Company believes that its compensation policies and practices appropriately balance risk in connection with the achievement of annual and long-term goals and that they do not encourage unnecessary or excessive risk taking. The Company believes that its compensation policies and practices are not reasonably likely to have a material adverse effect on its financial position or results of operations.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during 2011:

DIRECTOR COMPENSATION

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Robert M. Deutschman (5)	91,111	75,919	—	—	—	167,030
Christine N. Garvey	125,000	69,000	—	—	—	194,000
Michael J. Gillfillan	127,500	69,000	—	—	—	196,500
Edward J. Ratinoff (5)	94,861	75,919	—	—	—	170,780
Joseph P. Sullivan	125,000	69,000	—	—	—	194,000
George A. Vandeman	111,250	69,000	—	—	—	180,250
Paul M. Watson	157,500	69,000	—	—	—	226,500
__________

(1)
Our Chief Executive Officer, Mr. Weinstein, is a member of the board of directors. Mr. Weinstein does not receive any additional compensation for his services as a director. All compensation for his services an employee of our company is shown in the Summary Compensation Table.

(2)
Amounts shown in Column (b) are those earned during 2011 for annual retainer fees, committee fees and/or chair fees. For further information, please see the discussion below under the heading “—Retainers and Fees.”

(3)
Amounts shown in Column (c) represent the aggregate grant date fair value of restricted stock units granted during 2011 computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Notes 2 and 8 to the Consolidated Financial Statements.” Messrs. Deutschman, Gillfillan, Ratinoff, Sullivan, Vandeman and Watson and Ms. Garvey each received an annual grant of 25,000 restricted stock units upon their re-election to the board of directors on June 16, 2011 with a grant date fair value of $69,000. In addition, Messrs. Deutschman and Ratinoff each received an award of 1,875 restricted stock units upon their initial election to the board of directors on February 2, 2011 with a grant date fair value of $6,919. As of December 31, 2011, our directors held the following number of outstanding restricted stock units: Mr. Deutschman, 26,875; Ms. Garvey, 25,000; Mr. Gillfillan, 25,000; Mr. Ratinoff, 26,875; Mr. Sullivan, 25,000; Mr. Vandeman, 25,000; and Mr. Watson, 25,000.

(4)
We did not grant any option awards to members of the board of directors during 2011. As of December 31, 2011, our directors held the following number of outstanding nonqualified stock option awards: Mr. Deutschman, none; Ms. Garvey, 102,500; Mr. Gillfillan, 97,500; Mr. Ratinoff, none; Mr. Sullivan, 97,500; Mr. Vandeman, 72,500; and Mr. Watson, 102,500.

(5)	Messrs. Deutschman and Ratinoff joined the board of directors on February 2, 2011.

Retainers and Fees

Our director compensation program provides for the following cash fees:

Fee Type (1)	Amount per Year
Retainer	$100,000
Chairman	45,000
Committee Chair:
Audit	35,000
Compensation	25,000
Finance	25,000
Nominating and Corporate Governance	10,000
Committee Member:
Audit	5,000
_________

(1)	Our board members do not receive any additional compensation for attending board or committee meetings.

On July 23, 2009, the board of directors adopted the MPG Office Trust, Inc. Director Stock Plan, which generally provides, for each calendar year, that each non-employee director may irrevocably elect in advance to apply between 10% and 50% of the total annual compensation otherwise payable to him or her in cash during such calendar year (including any annual retainer fee and compensation for services rendered as a member of a committee of the board of directors or a chair of such committee) towards the purchase of shares of our common stock. During 2011, all of the annual fees described above were paid in cash to our non-employee directors and none of them elected to apply such fees toward the purchase of common stock under this plan.

During 2010, our Incentive Plan provided for formula grants of nonqualified stock options to non-employee directors as follows:

•
Each new non-employee director would be granted a nonqualified stock option to purchase 50,000 shares of our common stock under our Incentive Plan on the date on which he or she initially became a non-employee director (no director received such a grant).

•
Each non-employee director was granted a nonqualified stock option to purchase 45,000 shares of our common stock under our Incentive Plan effective immediately following each annual meeting of stockholders, provided that he or she continued to serve as a non-employee director immediately following such annual meeting.

During 2011, the Compensation Committee approved the following changes to our director compensation program and our Incentive Plan:

•
Effective February 2, 2011, each individual who first becomes a non-employee director on or after such date will be granted an award of 1,875 restricted stock units, with dividend equivalents, on the date on which he or she initially becomes a non-employee director.

•
Commencing as of the date of the Company’s 2011 annual meeting of stockholders (on June 16, 2011), each non-employee director will be granted an award of 25,000 restricted stock units, with dividend equivalents, effective immediately following each annual meeting of stockholders, provided that he or she continues to serve as a non-employee director immediately following such meeting.

Subject to the director’s continued service, these restricted stock unit awards generally vest in equal annual installments on each of the first three anniversaries of the date of grant. Shares of our common stock, or at the Company’s option cash, are provided with respect to the vested portion of restricted stock unit awards to the non-employee director upon the earliest to occur of (i) the date of the director’s separation from service, (ii) the director’s death, or (iii) the occurrence of a change in control (as such term is defined in our Incentive Plan).

Non-employee directors no longer receive awards of stock options upon initial election or re-election to the board of directors.

Our Incentive Plan was amended on February 2, 2011 and April 25, 2011, respectively, to reflect these changes.

Compensation Committee Interlocks and Insider Participation

During 2011, Ms. Garvey and Messrs. Gillfillan, Sullivan and Vandeman served on the Compensation Committee. During 2011, Ms. Garvey and Mr. Sullivan served on the Compensation Committee for the entire year, while Messrs. Gillfillan and Vandeman served for a portion of the year. Mr. Gillfillan served on the Compensation Committee from January 1, 2011 through February 28, 2011 and Mr. Vandeman served on the Compensation Committee beginning February 28, 2011. During 2011, there were no interlocks with other companies requiring disclosure under applicable SEC rules and regulations. None of the members of the Compensation Committee is or has been an officer or employee of our company or any of its subsidiaries.

While the Compensation Committee retains ultimate approval authority for executive compensation, it has delegated the authority to negotiate specific terms of certain executive employment agreements to the Chief Executive Officer and the General Counsel.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” for information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2011.

Principal Stockholders

The following table sets forth the only persons known to us to be the beneficial owner, or deemed to be the beneficial owner, of more than 5% of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) as of March 9, 2012:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)	Percent of Common Stock and Units (1)
(a)	(b)	(c)	(d)
Robert F. Maguire III (2),(3) 1733 Ocean Avenue Suite 300 Santa Monica, CA 90401	6,386,251	11.18%	11.16%

Appaloosa Partners Inc. (4) c/o Appaloosa Management L.P. 51 John F. Kennedy Parkway Short Hills, NJ 07078	4,292,354	8.46%	7.50%

BlackRock, Inc. (5) 40 East 52nd Street New York, NY 10022	2,990,764	5.89%	5.23%
__________

(1)
Amounts and percentages in this table are based on 50,753,644 shares of our common stock and 6,446,777 Operating Partnership units (other than units held by MPG Office Trust, Inc.) outstanding as of March 9, 2012. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis. The total number of shares outstanding used in calculating the percentages shown in Columns (c) and (d) for Mr. Maguire assumes that all common stock that he has the right to acquire upon redemption of Operating Partnership units are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.

(2)
Amount shown in Column (b) for Mr. Maguire assumes that he has tendered all of his Operating Partnership units for redemption and that they have been exchanged by us for shares of our common stock at our option.

(3)
Information regarding Mr. Maguire is based on a Schedule 13D/A filed by Mr. Maguire with the SEC on April 2, 2010, as adjusted to reflect the redemption of 110,000 Operating Partnership units on November 17, 2010. After the redemption, Mr. Maguire holds 3,443,545 Operating Partnership units directly, (ii) 1,412,394 Operating Partnership units held by three entities that are wholly owned and controlled by Mr. Maguire, and (iii) an additional 1,530,312 Operating Partnership units held by three entities that are wholly owned and controlled by Mr. Maguire that are not currently redeemable into common stock. The Schedule 13D/A indicates that Mr. Maguire has sole voting and dispositive power with respect to all Operating Partnership units reported by him.

After the redemption, with the exception of 110,000 Operating Partnership units, all of the Operating Partnership units beneficially owned by Mr. Maguire are pledged to Wachovia Bank, N.A. as a portion of the collateral securing a personal loan made by Wachovia Bank, N.A. to Mr. Maguire. If an event of default occurs and is not cured or waived, Wachovia Bank, N.A. could foreclose on its collateral, including the pledged Operating Partnership units.

(4)
Information regarding Appaloosa Investment Limited Partnership I (“AILP”), Palomino Fund Ltd. (“Palomino”), Thoroughbred Fund L.P. (“TFLP”), Thoroughbred Master Ltd. (“TML”), Appaloosa Management L.P. (“AMLP”), Appaloosa Partners Inc. (“API”) and David A. Tepper is based solely on a Schedule 13G/A filed with the SEC on February 14, 2012. The Schedule 13G/A indicates that (i) AILP had shared voting and dispositive power with respect to 1,381,969 shares of our common stock and no sole voting or dispositive power; (ii) Palomino had shared voting and dispositive power with respect to 2,018,486 shares of our common stock and no sole voting or dispositive power; (iii) TFLP had shared voting and dispositive power with respect to 436,374 shares of our common stock and no sole voting or dispositive power; (iv) TML had shared voting and dispositive power with respect to 455,525 shares of our common stock and no sole voting or dispositive power; (v) AMLP had shared voting and dispositive power with respect to 4,292,354 shares of our common stock and no sole voting or dispositive power; (vi) API had shared voting and dispositive power with respect to 4,292,354 shares of our common stock and no sole voting or dispositive power; and (vii) Mr. Tepper had shared voting and dispositive power with respect to 4,292,354 shares of our common stock and no sole voting or dispositive power.
The Schedule 13G/A indicates that Mr. Tepper is the sole stockholder and the President of API. API is the general partner of, and Mr. Tepper owns a majority of the limited partnership interest in, AMLP. AMLP is the general partner of AILP and TFLP, and acts as investment advisor to Palomino and TML.

(5)
Information regarding BlackRock, Inc. is based solely on a Schedule 13G/A filed with the SEC on February 13, 2012. The Schedule 13G/A indicates that BlackRock had sole voting and dispositive power with respect to 2,990,764 shares of our common stock and no shared voting or dispositive power.

Security Ownership of our Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of units in our Operating Partnership) of (1) our current directors, (2) our current Chief Executive and Chief Financial Officers, (3) each of our three other most highly compensated executives, other than our Chief Executive and Chief Financial Officers, as of December 31, 2011, and (4) our current directors and executive officers listed in Item 10. “Directors, Executive Officers and Corporate Governance” as a group, in each case as of March 9, 2012. In preparing this information, we relied solely upon information provided to us by our directors and current executive officers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock (3)	Percent of Common Stock and Units (3)
(a)	(b)	(c)	(d)
David L. Weinstein (4)	686,217	1.35%	1.19%
Shant Koumriqian (5)	111,141	*	*
Jonathan L. Abrams (6)	62,607	*	*
Peter K. Johnston (7)	10,790	*	*
Christopher M. Norton (8)	—	*	*
Robert M. Deutschman (9)	—	*	*
Christine N. Garvey (10)	63,960	*	*
Michael J. Gillfillan (11)	50,000	*	*
Edward J. Ratinoff (9)	—	*	*
Joseph P. Sullivan (11)	50,000	*	*
George A. Vandeman (12)	28,500	*	*
Paul M. Watson (13)	68,500	*	*
Directors and Executive Officers as a group (13 persons) (14)	1,180,110	2.30%	2.04%
_________

*	Less than 1.0%.

(1)	The address for each listed beneficial owner is c/o MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

(2)
Unless otherwise indicated, each person is the direct owner of and has sole voting and dispositive power with respect to such common stock, with the exception of restricted shares of common stock as to which the person has sole voting but no dispositive power. Amounts and percentages in this table are based on 50,753,644 shares of our common stock and 6,446,777 Operating Partnership units (other than units held by MPG Office Trust, Inc.) outstanding as of March 9, 2012. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis.

(3)
The total number of shares outstanding used in calculating the percentages shown in Columns (c) and (d) assumes that all common stock that each person has the right to acquire upon exercise of stock options within 60 days of March 9, 2012 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.

(4)
Includes (i) 428,717 shares of common stock held directly and (ii) 257,500 shares of common stock issuable upon exercise of stock options. Excludes 600,000 restricted stock units, none of which will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (December 19, 2013), the date of the occurrence of a change in control or the date of Mr. Weinstein’s separation from service for any reason. Excludes 245,000 nonqualified stock options that are not exercisable within 60 days of March 9, 2012.

(5)
Includes (i) 45,080 shares of common stock held directly, (ii) 3,528 restricted shares of common stock held directly and (iii) 62,533 shares of common stock issuable upon exercise of stock options. Excludes 211,556 restricted stock units, of which 123,353 units will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (October 2, 2013 with respect to 61,556 restricted stock units, March 12, 2014 with respect to 52,000 restricted stock units, and December 9, 2013 with respect to 98,000 restricted stock units), the date of the occurrence of a change in control or the date of Mr. Koumriqian’s separation from service for any reason. Excludes 31,267 nonqualified stock options that are not exercisable within 60 days of March 9, 2012. Any outstanding stock options, restricted common stock and restricted stock units held by Mr. Koumriqian that have not vested on or prior to March 31, 2012 will be forfeited in the event that Mr. Koumriqian’s employment terminates on March 31, 2012 in accordance with his second amended and restated employment agreement.

(6)
Includes (i) 42,357 shares of common stock held directly, (ii) 250 shares of common stock held indirectly and (iii) 20,000 shares of common stock issuable upon exercise of stock options. Excludes 185,391 restricted stock units, of which 62,749 units will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (October 2, 2013 with respect to 44,611 restricted stock units, December 9, 2013 with respect to 65,000 restricted stock units, and December 19, 2013 with respect to 75,780 restricted stock units), the date of the occurrence of a change in control or the date of Mr. Abrams’ separation from service for any reason. Excludes 20,000 nonqualified stock options that are not exercisable within 60 days of March 9, 2012.

(7)	Includes 10,790 shares of common stock held directly.

(8)
Excludes 48,780 restricted stock units, none of which will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (December 19, 2013), the date of the occurrence of a change in control or the date of Mr. Norton’s separation from service for any reason.

(9)
Excludes 26,875 restricted stock units, of which 789 units will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of the grantee’s death, the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason.

(10)
Includes (i) 4,460 shares of common stock held indirectly, (ii) 2,000 shares of common stock held directly and (iii) 57,500 shares of common stock issuable upon exercise of stock options. Excludes 25,000 restricted stock units, none of which will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of Ms. Garvey’s death, the date of the occurrence of a change in control or the date of Ms. Garvey’s separation from service for any reason. Excludes 45,000 nonqualified stock options that are not exercisable within 60 days of March 9, 2012.

(11)
Includes 50,000 shares of common stock issuable upon exercise of stock options. Excludes 25,000 restricted stock units, none of which will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of the grantee’s death, the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason. Excludes 47,500 nonqualified stock options that are not exercisable within 60 days of March 9, 2012.

(12)
Includes (i) 1,000 shares of common stock held directly and (ii) 27,500 shares of common stock issuable upon exercise of stock options. Excludes 25,000 restricted stock units, none of which will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of Mr. Vandeman’s death, the date of the occurrence of a change in control or the date of Mr. Vandeman’s separation from service for any reason. Excludes 45,000 nonqualified stock options that are not exercisable within 60 days of March 9, 2012.

(13)
Includes (i) 11,000 shares of common stock held indirectly and (ii) 57,500 shares of common stock issuable upon exercise of stock options. Excludes 25,000 restricted stock units, none of which will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of Mr. Watson’s death, the date of the occurrence of a change in control or the date of Mr. Watson’s separation from service for any reason. Excludes 45,000 nonqualified stock options that are not exercisable within 60 days of March 9, 2012.

(14)
Excludes 1,413,117 restricted stock units, of which 284,794 units will be vested within 60 days of March 9, 2012. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (or in the case of members of our board of directors, their date of death), the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason. Excludes 546,267 nonqualified stock options that are not exercisable within 60 days of March 9, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

We recognize that transactions we may conduct with any of our directors or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than our best interests or those of our stockholders. We have established, and the board of directors has adopted, a written related party transaction policy to monitor transactions, arrangements or relationships, or any series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which the Company and any of the following have an interest: any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year); a person, entity or group who is a greater than 5% beneficial owner of our common stock; an immediate family member of any of the foregoing persons; or any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest (which we refer to in this report as a “related person”). The policy covers any transaction where the aggregate amount is expected to exceed $120,000 in which a related person has a direct or indirect material interest.

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

Joint Venture

We own a 20% interest in our Maguire Macquarie Office, LLC joint venture with Charter Hall Office REIT (“Charter Hall”) that owns the following office properties: Wells Fargo Center (Denver), One California Plaza, San Diego Tech Center, Cerritos Corporate Center and Stadium Gateway. We directly manage the properties in the joint venture, except Cerritos Corporate Center, and receive fees for asset management, property management, leasing, construction management, acquisitions, dispositions and financing from the joint venture.

On October 28, 2011, the Company and subsidiary entities entered into an agreement with Charter Hall and affiliates of Beacon Capital Partners, LLC (“Beacon”) relating to the transfer of Charter Hall’s 80% interest in the joint venture to Beacon, the sale of the joint venture’s interests in Wells Fargo Center (Denver) and San Diego Tech Center to Beacon, the sale of the Company’s development rights and an adjacent land parcel at San Diego Tech Center to Beacon, and a lump sum payment by Beacon to the Company in consideration for the Company’s agreement to terminate its right to receive certain fees. Net proceeds from the transactions to the Company are expected to total approximately $45 million. The closing of the various transactions is expected to occur in the first quarter of 2012 and is subject to customary closing conditions, including obtaining lender consents.

Director Independence

The New York Stock Exchange (“NYSE”) requires each NYSE-listed company to have a majority of independent board members and a nominating/corporate governance committee, compensation committee and audit committee each comprised solely of independent directors. Our board of directors has adopted independence standards as part of its corporate governance guidelines, which can be accessed on our website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any person who sends a written request to that effect to the attention of Jonathan L. Abrams, Secretary, MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

The independence standards contained in our corporate governance guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE rules and our corporate governance guidelines, in March 2012 the board of directors affirmatively determined that each of the following directors is independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

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

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP:

	For the Year Ended December 31,
	2011	2010
Audit fees (1)	$1,044,000	$1,113,000
Audit-related fees (2)	290,000	294,000
Tax fees (3)	—	—
All other fees	—	—
	$1,334,000	$1,407,000
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

In addition, consistent with SEC rules regarding auditor independence, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which provides that the Audit Committee is required to pre-approve all audit and permitted non-audit services to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act. The pre-approval policy sets forth procedures to be used for pre-approval requests relating to audit services, audit-related services, tax services and all other services and provides that:

•	The Audit Committee may consider the amount of fees as a factor in determining whether a proposed service would impair the independence of the independent registered public accounting firm;

•
Requests or applications to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s and Public Company Accounting Oversight Board’s rules on registered public accounting firm independence;

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

During 2010 and 2011, all audit services provided to us by KPMG LLP were pre-approved by the Audit Committee, and no non-audit services were performed for us by KPMG LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2011, 2010 and 2009

All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment of MPG Office Trust, Inc.	8-K	001-31717	3.1	May 11, 2010

3.2	Articles Supplementary of MPG Office Trust, Inc.	10-K	001-31717	3.2	March 31, 2010

3.3	Fourth Amended and Restated Bylaws of MPG Office Trust, Inc. dated May 7, 2010	8-K	001-31717	3.2	May 11, 2010

4.1	Form of Certificate of Common Stock of MPG Office Trust, Inc.	10-Q	001-31717	4.1	May 17, 2010

4.2	Form of Certificate of Series A Preferred Stock of MPG Office Trust, Inc.	10-Q	001-31717	4.2	May 17, 2010

10.1	Form of Indemnification Agreement	10-Q	001-31717	10.1	August 11, 2008

10.2	Employment Agreement, effective as of November 21, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	November 22, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.3	Amended and Restated Employment Agreement, effective as of December 15, 2011, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	December 16, 2011

10.4	Amended and Restated Employment Agreement, effective as of March 12, 2009, between MPG Office Trust, Inc., MPG Office, L.P. and Shant Koumriqian	10-K	001-31717	10.3	March 16, 2009

10.5	First Amendment to Amended and Restated Employment Agreement, entered into December 10, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P., and Shant Koumriqian	10-K	001-31717	10.5	March 16, 2011

10.6	Second Amended and Restated Employment Agreement, effective as of October 11, 2011, between MPG Office Trust, Inc., MPG Office, L.P. and Shant Koumriqian	8-K	001-31717	99.1	October 14, 2011

10.7	Employment Letter, effective as of December 31, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	10-K	001-31717	10.6	March 16, 2011

10.8	First Amendment to Amended and Restated Employment Letter, as of February 14, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	8-K	001-31717	99.3	February 17, 2012

10.9	Amended and Restated Employment Terms, effective as of December 31, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Peter K. Johnston	10-K	001-31717	10.8	March 16, 2009

10.10	Employment Letter, effective as of March 1, 2011, between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton	8-K	001-31717	99.1	February 17, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.11	Amended and Restated Employment Letter, effective as of February 14, 2012, between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton	8-K	001-31717	99.2	February 17, 2012

10.12	Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Services, Inc. and MPG Office, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.13	First Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	10.2	July 27, 2009

10.14	Second Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	99.1	February 8, 2011

10.15	Third Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	99.1	April 29, 2011

10.16	MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

10.17	MPG Office Trust, Inc. Director Stock Plan	8-K	001-31717	10.1	July 27, 2009

10.18	Restricted Stock Agreement, effective as of November 24, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	November 24, 2010

10.19	Non-Qualified Stock Option Agreement, effective as of November 21, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.2	November 22, 2010

10.20*	Form of Restricted Stock Units Agreement

10.21	Form of Non-Qualified Stock Option Agreement	10-K	001-31717	10.18	March 16, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.22	Second Amended and Restated Agreement of Limited Partnership of MPG Office, L.P.	10-Q	001-31717	99.1	August 10, 2010

10.23	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and MPG Office, L.P., dated as of November 11, 2002, as amended effective May 31, 2003	10-K	001-31717	10.25	March 31, 2010

10.24	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and MPG Office, L.P., dated as of November 7, 2002, as amended effective May 31, 2003	10-K	001-31717	10.27	March 31, 2010

10.25	Registration Rights Agreement, dated as of June 27, 2003, by and among MPG Office Trust, Inc., MPG Office, L.P. and the persons named therein	10-Q	001-31717	99.2	August 10, 2010

10.26	Air Space Lease between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November 1997 and Estoppel Certificate, Consent and Amendment dated March 2001	S-11/A	333-101170	10.23	February 5, 2003

10.27	Lease of Phase 1A dated August 26, 1983 between The Community Redevelopment Agency of the City of Los Angeles, California and Bunker Hill Associates and Amendments, dated September 13, 1985 and December 29, 1989	10-Q	001-31717	99.3	August 10, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.28	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, between Macquarie Office II LLC and MPG Office, L.P.	8-K	001-31717	10.1	January 11, 2006

10.29	Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC by and among Maguire MO Manager, LLC, Macquarie Office II LLC, MPG Office, L.P. and Maguire Macquarie Management, LLC, dated as of November 30, 2007	10-K	001-31717	10.32	March 31, 2010

10.30	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of February 9, 2010	10-K	001-31717	10.33	March 31, 2010

10.31	Right of First Opportunity Agreement, dated as of January 5, 2006, between Macquarie Office Management Limited and MPG Office, L.P.	8-K	001-31717	10.8	January 11, 2006

10.32	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-Q/A	001-31717	99.3	September 28, 2007

10.33	Loan Agreement, dated as of April 24, 2007, between Maguire Properties – Two Cal Plaza, LLC, as Borrower, and Greenwich Capital Financial Products, Inc., as Lender	10-Q/A	001-31717	99.6	September 28, 2007

10.34	Loan Agreement, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.1	August 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.35	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.36	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

10.37	Guaranty Agreement, dated as of August 7, 2006, by MPG Office, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.38	Omnibus Amendment to Loan Documents, dated as of July 2, 2010, by and among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, as Borrower, MPG Office, L.P., as Manager and Guarantor, and Bank of America, National Association, as Lender	8-K	001-31717	99.1	July 7, 2010

10.39	Loan Agreement, dated as of September 12, 2007, between Maguire Properties – 355 S. Grand, LLC, as Borrower, and Eurohypo AG, New York Branch, as Lender	10-Q	001-31717	99.1	November 9, 2007

10.40	Loan Agreement, dated as of October 10, 2006, between Maguire Properties – 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.1	October 16, 2006

10.41	Promissory Note, dated as of October 10, 2006, between Maguire Properties – 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.42	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 26, 2003, among Library Square Associates, LLC, as Borrower, Commonwealth Land Title Company, as Trustee, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.4	August 10, 2010

10.43	Exchange Agreement, dated as of July 25, 2011	8-K	001-31717	99.1	July 25, 2011

10.44	Letter Agreement, dated as of July 26, 2011	8-K/A	001-31717	99.1	July 26, 2011

10.45	Exchange Agreement, dated as of July 27, 2011	8-K	001-31717	99.1	July 28, 2011

10.46	Framework Agreement by and among MPG Office, L.P., Macquarie Office II LLC, and BCSP VI Portfolio Acquisition LLC dated October 28, 2011	8-K	001-31717	99.1	October 31, 2011

10.47	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 28, 2011, by and between Maguire Properties – Denver Center, LLC and BCSP Denver Property LLC	8-K	001-31717	99.2	October 31, 2011

10.48	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 28, 2011, by and between Maguire Properties – San Diego Tech Center, LLC and BCSP SDTC Property LLC	8-K	001-31717	99.3	October 31, 2011

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant as of December 31, 2011

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer dated March 15, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

31.2*	Certification of Principal Financial Officer dated March 15, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated March 15, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

(b)	Exhibits Required by Item 601 of Regulation S-K

See Item 3 above.

(c)	Financial Statement Schedules

See Item 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	As of March 15, 2012

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Executive Vice President,
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: As of	March 15, 2012	By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein President, Chief Executive Officer and Director (Principal executive officer)

	March 15, 2012	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian Executive Vice President, Chief Financial Officer (Principal financial and accounting officer)

	March 15, 2012	By:	/s/ PAUL M. WATSON
Paul M. Watson Chairman of the Board

	March 15, 2012	By:	/s/ ROBERT M. DEUTSCHMAN
Robert M. Deutschman Director

	March 15, 2012	By:	/s/ CHRISTINE N. GARVEY
Christine N. Garvey Director

	March 15, 2012	By:	/s/ MICHAEL J. GILLFILLAN
Michael J. Gillfillan Director

	March 15, 2012	By:	/s/ EDWARD J. RATINOFF
Edward J. Ratinoff Director

	March 15, 2012	By:	/s/ JOSEPH P. SULLIVAN
Joseph P. Sullivan Director

	March 15, 2012	By:	/s/ GEORGE A. VANDEMAN
George A. Vandeman Director