Form 10-Q
period 2012-03-31
MPG Office Trust, Inc.
filed 2012-05-10
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

Commission File Number: 001-31717
________________________
MPG OFFICE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 South Grand Avenue, Suite 3300 Los Angeles, CA (Address of principal executive offices)	90071 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2012
Common Stock, $0.01 par value per share	50,766,560 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011	2
	Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the three months ended March 31, 2012 and 2011	3
	Consolidated Statement of Deficit (unaudited) for the three months ended March 31, 2012	4
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	60
Item 4.	Controls and Procedures.	60

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	61
Item 1A.	Risk Factors.	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	62
Item 3.	Defaults Upon Senior Securities.	63
Item 4.	Mine Safety Disclosures.	64
Item 5.	Other Information.	64
Item 6.	Exhibits.	64
Signatures		65

	Exhibit 10.1
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 99.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate:
Land	$236,025	$248,835
Acquired ground leases	55,801	55,801
Buildings and improvements	1,836,049	1,930,516
Land held for development	59,210	63,938
Tenant improvements	277,768	285,700
Furniture, fixtures and equipment	2,181	2,190
	2,467,034	2,586,980
Less: accumulated depreciation	(650,022)	(659,408)
Investments in real estate, net	1,817,012	1,927,572

Cash and cash equivalents	166,749	117,969
Restricted cash	67,761	74,387
Rents and other receivables, net	3,606	4,796
Deferred rents	54,020	54,663
Deferred leasing costs and value of in-place leases, net	67,481	71,696
Deferred loan costs, net	8,157	10,056
Other assets	9,312	7,252
Assets associated with real estate held for sale	4,723	14,000
Total assets	$2,198,821	$2,282,391

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans	$2,943,023	$3,045,995
Accounts payable and other liabilities	141,335	140,212
Excess distributions received from unconsolidated joint venture	6,576	—
Acquired below-market leases, net	21,243	24,110
Total liabilities	3,112,177	3,210,317

Deficit:
Stockholders’ Deficit:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 liquidation preference, 50,000,000 shares authorized; 9,730,370 shares issued and outstanding at March 31, 2012 and December 31, 2011	97	97
Common stock, $0.01 par value, 100,000,000 shares authorized; 50,754,943 and 50,752,941 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	508	508
Additional paid-in capital	703,880	703,436
Accumulated deficit and dividends	(1,495,473)	(1,504,759)
Accumulated other comprehensive loss	(11,918)	(15,166)
Total stockholders’ deficit	(802,906)	(815,884)
Noncontrolling Interests:
Accumulated deficit and dividends	(116,869)	(118,049)
Accumulated other comprehensive income	6,419	6,007
Total noncontrolling interests	(110,450)	(112,042)
Total deficit	(913,356)	(927,926)
Total liabilities and deficit	$2,198,821	$2,282,391
See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Revenue:
Rental	$45,135	$49,041
Tenant reimbursements	19,094	20,529
Parking	8,675	8,593
Management, leasing and development services	1,156	999
Interest and other	13,937	168
Total revenue	87,997	79,330

Expenses:
Rental property operating and maintenance	18,521	18,806
Real estate taxes	6,969	7,083
Parking	2,112	2,406
General and administrative	5,671	6,691
Other expense	1,404	1,762
Depreciation and amortization	21,703	23,731
Impairment of long-lived assets	2,121	—
Interest	53,314	48,028
Total expenses	111,815	108,507

Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture	(23,818)	(29,177)
Equity in net income (loss) of unconsolidated joint venture	14,229	(312)
Loss from continuing operations	(9,589)	(29,489)

Discontinued Operations:
Income (loss) from discontinued operations before gains on settlement of debt and sale of real estate	1,727	(10,498)
Gains on settlement of debt	13,136	—
Gains on sale of real estate	5,192	—
Income (loss) from discontinued operations	20,055	(10,498)

Net income (loss)	10,466	(39,987)
Net (income) loss attributable to common units of our Operating Partnership	(657)	5,205
Net income (loss) attributable to MPG Office Trust, Inc.	9,809	(34,782)
Preferred stock dividends	(4,637)	(4,766)
Net income (loss) available to common stockholders	$5,172	$(39,548)

Basic income (loss) per common share:
Loss from continuing operations	$(0.25)	$(0.62)
Income (loss) from discontinued operations	0.35	(0.19)
Net income (loss) available to common stockholders per share	$0.10	$(0.81)

Weighted average number of common shares outstanding	51,048,621	49,016,989

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(7,986)	$(25,505)
Income (loss) from discontinued operations	17,795	(9,277)
	$9,809	$(34,782)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net income (loss)	$10,466	$(39,987)

Other comprehensive income:
Derivative transactions:
Unrealized holding gains	4,137	4,700
Reclassification adjustments included in net income (loss)	(477)	(3,342)
Other comprehensive income	3,660	1,358

Comprehensive income (loss)	14,126	(38,629)
Comprehensive (income) loss attributable to common units of our Operating Partnership	(1,592)	4,493
Comprehensive income (loss) attributable to MPG Office Trust, Inc.	$12,534	$(34,136)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumu-lated Deficit and Dividends	Accumu- lated Other Compre- hensive Loss	Non- controlling Interests	Total Deficit
	Preferred Stock	Common Stock

Balance, December 31, 2011	9,730,370	50,752,941	$97	$508	$703,436	$(1,504,759)	$(15,166)	$(112,042)	$(927,926)
Net income						9,809		657	10,466
Adjustment for preferred dividends not declared						(523)		523	—
Other comprehensive income							3,248	412	3,660
Share-based compensation		2,002			444				444
Balance, March 31, 2012	9,730,370	50,754,943	$97	$508	$703,880	$(1,495,473)	$(11,918)	$(110,450)	$(913,356)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$10,466	$(39,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (including discontinued operations):
Equity in net (income) loss of unconsolidated joint venture	(14,229)	312
Depreciation and amortization	22,052	27,862
Impairment of long-lived assets	2,121	—
Gains on settlement of debt	(13,136)	—
Gains on sale of real estate	(5,192)	—
Deferred rent expense	521	511
Provision for doubtful accounts	348	658
Revenue recognized related to below-market leases, net of acquired above-market leases	(2,370)	(3,446)
Deferred rental revenue	(252)	(460)
Compensation cost for share-based awards, net	444	1,998
Amortization of deferred financing costs	1,740	2,580
Unrealized gain due to hedge ineffectiveness	(313)	(308)
Changes in assets and liabilities:
Rents and other receivables	(381)	588
Deferred leasing costs	(974)	(2,095)
Other assets	(2,838)	(4,182)
Accounts payable and other liabilities	8,778	(3,219)
Net cash provided by (used in) operating activities	6,785	(19,188)
Cash flows from investing activities:
Proceeds from dispositions of real estate	14,000	4,734
Distributions received from unconsolidated joint venture	25,823	—
Expenditures for improvements to real estate	(1,823)	(2,293)
Investment in unconsolidated joint venture, net	82	(620)
Decrease in restricted cash	3,975	27,030
Net cash provided by investing activities	42,057	28,851
Cash flows from financing activities:
Principal payments on:
Mortgage loans	(135)	(900)
Capital leases	(85)	(132)
Other financing activities	158	—
Net cash used in financing activities	(62)	(1,032)
Net change in cash and cash equivalents	48,780	8,631
Cash and cash equivalents at beginning of period	117,969	46,864
Cash and cash equivalents at end of period	$166,749	$55,495

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$38,673	$61,912
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loan and related interest satisfied in connection with foreclosure	$109,836	$—
Increase in fair value of interest rate swap	4,137	4,700
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	56	621

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Stadium Towers Plaza, 500 Orange Tower, Two California Plaza and Glendale Center properties, whose mortgage loans were in default as of March 31, 2012 and where our ultimate goal is to exit the assets.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”).

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in the greater Los Angeles area of California and Orange County, California. These locales primarily consist of office properties, parking garages and land parcels.

On March 30, 2012, the Company, together with Charter Hall Office REIT (“Charter Hall”), sold its interests in Wells Fargo Center, located in Denver, Colorado, and San Diego Tech Center, located in San Diego, California (each of which was a joint venture property) to affiliates of Beacon Capital Partners, LLC (“Beacon Capital”). Subsequent to the property dispositions, Charter Hall sold its 80% interest in the joint venture to an affiliate of Beacon Capital.

The Company entered into a new joint venture agreement with Beacon Capital related to MPG Beacon Venture, LLC (the “joint venture”). Under this agreement, the joint venture will continue to own One California Plaza, located in downtown Los Angeles, Cerritos Corporate Center, located in Cerritos, California, and Stadium Gateway, located in Anaheim, California (which is currently under contract for sale, subject to customary closing conditions). The new joint venture agreement provides for a three-year lockout period, during which time neither partner will have the right to exercise the marketing rights under the new joint venture agreement. The Company continues to maintain a 20% interest in the joint venture.

As of March 31, 2012, our Operating Partnership indirectly owns whole or partial interests in 16 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in the joint venture, our Operating Partnership’s share of the Total Portfolio is 9.9 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.3% share of our Operating Partnership.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our property statistics as of March 31, 2012 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	6	7	7,409,047	3,058,384	9,370	6,581,740	2,697,682	8,320
Other Properties	6	12	1,448,278	1,230,190	4,346	968,789	897,158	3,318
Properties in Default	4	7	2,318,319	1,772,018	4,877	2,318,319	1,772,018	4,877
	16	26	11,175,644	6,060,592	18,593	9,868,848	5,366,858	16,515
Percentage Leased
LACBD			79.2%			79.4%
Other Properties			86.4%			86.2%
Properties in Default			74.7%			74.7%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 500 Orange Tower, Two California Plaza and Glendale Center (each of which is in receivership as of March 31, 2012) and Cerritos Corporate Center (a joint venture property).

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. Prior to March 31, 2012, we received income from providing management, leasing and real estate development services with respect to the joint venture with Charter Hall. As part of the transactions described above, the Company received a payment from Beacon Capital in consideration for terminating its right to receive certain management and other fees from the joint venture following the closing of the transactions. Subsequent to March 31, 2012, we will receive income from the joint venture for providing management services for One California Plaza and leasing services for One California Plaza, Cerritos Corporate Center and Stadium Gateway.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of March 31, 2012, land held for development at City Tower is classified as held for sale. As of December 31, 2011, land held for development at San Diego Tech Center was classified as held for sale.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of March 31, 2012 and December 31, 2011, and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. See Note 12 “Properties in Default—Overview” for the assets and obligations associated with Properties in Default included in our consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Certain amounts in the consolidated statement of operations for prior periods have been reclassified to reflect the activity of discontinued operations.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from such estimates.

The balance sheet data as of December 31, 2011 has been derived from our audited financial statements; however, the accompanying notes to the consolidated financial statements do not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012.

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

As described below, we currently believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund our projected longer-

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

term needs. Management believes that access to future sources of significant cash will be challenging. These sources are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. Our inability to secure adequate sources of liquidity could lead to our eventual insolvency.

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

During the three months ended March 31, 2012, we closed the following transactions:

•
On February 2, 2012, trustee sales were held with respect to 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand as well as accrued contractual and default interest on both loans. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreements with the special servicer.

•
On March 30, 2012, we sold our interests in Wells Fargo Center – Denver and San Diego Tech Center (both joint venture properties in which we owned a 20% interest) to Beacon Capital. In addition, we sold our development rights and an adjacent land parcel at San Diego Tech Center to Beacon Capital and received a payment in consideration for terminating our right to receive certain fees from the joint venture following the closing date. We received net proceeds from these transactions totaling approximately $45 million, which will be used for general corporate purposes.

Pending or Potential Dispositions—

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during the remainder of 2012. On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. On April 10, 2012, Glendale Center was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings. On April 19, 2012, we disposed of Brea Corporate Place and Brea Financial Commons (“Brea Campus”) pursuant to a deed-in-lieu of foreclosure agreement. We have reached agreements with the special servicer for Stadium Towers Plaza and 500 Orange Tower that establish definitive dates in 2012 by which we will exit these assets. We will receive a general release of claims under the loan documents upon disposition of these assets pursuant to our previous in-place agreements with the special servicer.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We do not anticipate any substantial cash-generating dispositions in the near term, and we have a very limited number of assets remaining that could be sold in the near term to generate net cash proceeds. Although not currently contemplated, we currently believe that we could sell 777 Tower and the adjacent 755 South Figueroa land parcel in the near-term to generate net cash proceeds. However, if we choose to pursue such a disposition, we cannot assure you that such a disposition could be completed in a timely manner or on terms acceptable to us.

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, given our financial condition we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

Potential Uses of Liquidity—

The following are the significant projected uses of our cash in the near term:

Payments in Connection with Loans—

Debt Service. As of March 31, 2012, we had $2.9 billion of total consolidated debt, including $0.8 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During the three months ended March 31, 2012, we made debt service payments totaling $31.2 million, and the respective special servicers of the mortgages in default applied $7.5 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza and 500 Orange Tower. We made no debt service payments with unrestricted cash during the three months ended March 31, 2012 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of March 31, 2012 under commercial mortgage-backed securities (“CMBS”) mortgages totaling $805.0 million secured by four separate office properties: Stadium Towers Plaza, 500 Orange Tower, Two California Plaza and Glendale Center. We remained the title holder on each of these assets as of March 31, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

With respect to Stadium Towers Plaza and 500 Orange Tower, we have reached agreements with the special servicer that establish definitive dates in 2012 by which we will exit these assets. We will receive a general release of claims under the loan documents upon disposition of these assets pursuant to our previous in-place agreements with the special servicer.

With respect to Glendale Center, on January 17, 2012, our special purpose property-owning subsidiary that owns the property defaulted on the mortgage loan secured by the property and on April 10, 2012 the property was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings. We expect the foreclosure to be completed during 2012.

With respect to Two California Plaza, on March 23, 2012 the property was placed in receivership pursuant to a written stipulation with the special servicer. The special servicer has accelerated the maturity of the debt due to the default by our special purpose property-owning subsidiary under the non-recourse mortgage loan. The special servicer has the right to foreclose on Two California Plaza, but it has not done so to date. There are several potential outcomes with respect to Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

Principal Payment Obligations. As our debt matures, our principal payment obligations present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt depending upon a number of factors, including property valuations, availability of credit, lending standards and economic conditions. We do not have any committed financing sources available to refinance our debt as it matures.

As of March 31, 2012, a summary of our debt maturing in 2012 and 2013 is as follows (in millions):

	2012	2013
Brea Campus (1)	$109.0	$—
KPMG Tower	400.0	—
777 Tower	—	273.0
US Bank Tower	—	260.0
Principal payable at maturity	509.0	533.0
Plaza Las Fuentes mortgage scheduled principal payments	0.4	0.6
	$509.4	$533.6
__________

(1)
On April 19, 2012, we disposed of Brea Campus pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the mortgage loan secured by this campus. In addition, we received a general release of claims under the loan documents.

The $400.0 million non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. We believe that the Company will be able to either extend or refinance this mortgage loan prior to or upon maturity. If we are unable to extend the KPMG Tower mortgage loan with the current lender group with a negotiated paydown or refinance the loan with a different lender or lender group, we may face a loan maturity default and potential foreclosure. We do not know what paydown will be required upon any extension or refinancing of this mortgage loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown. We do not currently have any commitment for additional capital to the extent any paydown requires cash in excess of the unrestricted cash on hand that we would be able or willing to allocate to such paydown. In that event, we

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

believe that the Company will be able to obtain the necessary capital through other means, although this cannot be assured. We are subject to tax indemnification obligations to Robert F. Maguire III and other contributors with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. Although our liquidity position has improved, we still have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Rents and Other Receivables, Net

Our rents and other receivables are presented net of the following allowance in our consolidated balance sheets (in thousands):

	March 31, 2012	December 31, 2011
Allowance for doubtful accounts	$949	$2,441

We recorded the following provision for doubtful accounts (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Provision for doubtful accounts	$348	$658

Note 5—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Acquired above-market leases
Gross amount	$37,893	$37,893
Accumulated amortization	(35,829)	(35,400)
	$2,064	$2,493

Acquired in-place leases
Gross amount	$109,793	$112,033
Accumulated amortization	(99,073)	(99,994)
	$10,720	$12,039

Acquired below-market leases
Gross amount	$(141,271)	$(141,988)
Accumulated amortization	120,028	117,878
	$(21,243)	$(24,110)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on our rental income and of acquired in-place leases on our depreciation and amortization expense is as follows (in millions):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Continuing Operations
Rental income	$2.4	$2.8
Depreciation and amortization expense	1.0	1.3

Discontinued Operations
Rental income	$—	$0.6
Depreciation and amortization expense	—	0.5

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2012, our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2012	$1,266	$2,838	$(8,117)
2013	773	2,857	(6,252)
2014	8	1,974	(3,334)
2015	5	1,246	(1,621)
2016	5	920	(1,018)
Thereafter	7	885	(901)
	$2,064	$10,720	$(21,243)

See Note 12 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

Note 6—Investment in Unconsolidated Joint Venture

On March 30, 2012, the Company, together with Charter Hall, sold its interests in Wells Fargo Center, located in Denver, Colorado, and San Diego Tech Center, located in San Diego, California (each of which was a joint venture property) to affiliates of Beacon Capital. Subsequent to the property dispositions, Charter Hall sold its 80% interest in the joint venture to an affiliate of Beacon Capital.

The Company entered into a new joint venture agreement with Beacon Capital. Under this agreement, the joint venture will continue to own One California Plaza, located in downtown Los Angeles, Cerritos Corporate Center, located in Cerritos, California, and Stadium Gateway, located in Anaheim, California (which is currently under contract for sale, subject to customary closing conditions). The new joint venture agreement provides for a three-year lockout period, during which time neither partner will have the right to exercise the marketing rights under the new joint venture agreement. The Company continues to maintain a 20% interest in the joint venture.

Prior to March 31, 2012, we received income from providing management, leasing and real estate development services with respect to the joint venture with Charter Hall. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Management, investment advisory and development fees and leasing commissions	$1,121	$939

	March 31, 2012	December 31, 2011
Accounts receivable	$6	$1,352
Accounts payable	62	—

As part of the transactions described above, we received a $6.0 million payment from Beacon Capital in consideration for terminating our right to receive certain management and other fees from the joint venture following the closing of the transactions. Under the new joint venture agreement, we will continue to provide management services for Cerritos Corporate Center and Stadium Gateway at no charge. As a result, we have

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

deferred recognition of $1.0 million of the consideration received, representing prepaid revenue for the property management services we will provide at no charge to the joint venture. This revenue will be recognized in the consolidated statement of operations as we provide the management services for these properties.

Subsequent to March 31, 2012, we will receive income from the joint venture for providing management services for One California Plaza and leasing services for One California Plaza, Cerritos Corporate Center and Stadium Gateway.

We are not liable for the obligations of, and are not committed to provide additional financial support to, the joint venture in excess of our original investment. As a result, we do not recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments—Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General. Accordingly, we do not record losses in our consolidated statement of operations when our basis in the joint venture has been reduced to zero. For the three months ended March 31, 2012 and 2011, there were no unallocated losses.

Our investment in the unconsolidated joint venture is recorded initially at cost and is subsequently adjusted for our proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. As a result of the transactions noted above, during the three months ended March 31, 2012 we received distributions totaling $25.8 million from the joint venture, of which $19.2 million reduced our basis in the unconsolidated joint venture to zero and the remaining $6.6 million is classified as excess distributions received from unconsolidated joint venture in the consolidated balance sheet as of March 31, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	March 31, 2012	December 31, 2011
Floating-Rate Debt
Variable-Rate Loans:
Brea Corporate Place (1)	5/1/2012	LIBOR + 1.95%	$70,468	$70,468
Brea Financial Commons (1)	5/1/2012	LIBOR + 1.95%	38,532	38,532
Plaza Las Fuentes mortgage loan (2)	8/9/2016	4.50%	33,439	33,574
Total variable-rate loans			142,439	142,574

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (3)	10/9/2012	7.16%	400,000	400,000
Total floating-rate debt			542,439	542,574

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
Glendale Center (4)	8/11/2016	5.82%	—	125,000
3800 Chapman	5/6/2017	5.93%	44,370	44,370
Plaza Las Fuentes mezzanine loan	8/9/2016	9.88%	11,250	11,250
Total fixed-rate debt			1,596,620	1,721,620
Total debt, excluding mortgages in default			2,139,059	2,264,194

Mortgages in Default
Two California Plaza (5)	5/6/2017	10.50%	470,000	470,000
Glendale Center (4)	8/11/2016	10.82%	125,000	—
500 Orange Tower (6)	5/6/2017	10.88%	110,000	110,000
Stadium Towers Plaza (6)	5/11/2017	10.78%	100,000	100,000
Total mortgages in default			805,000	680,000

Properties Disposed of During 2012
801 North Brand			—	75,540
700 North Central			—	27,460
Total properties disposed of during 2012			—	103,000
Total consolidated debt			2,944,059	3,047,194
Debt discount			(1,036)	(1,199)
Total consolidated debt, net			$2,943,023	$3,045,995
__________

(1)
This loan bears interest at a rate of LIBOR plus 1.95%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term. On April 19, 2012, we disposed of Brea Corporate Place and Brea Financial Commons pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the mortgage loan secured by these properties.

(2)
The loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50% during the loan term.

(3)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(4)
On January 17, 2012, the special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property by failing to make debt service payments due under the loan. The interest rate shown for this loan is the default

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

rate as defined in the loan agreement. The special servicer has accelerated the debt, placed the property in receivership and commenced foreclosure proceedings. The actual settlement date of the loan will depend upon when the foreclosure proceedings are completed. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

(5)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has accelerated the debt, but has yet to foreclose on the property. Two California Plaza was placed in receivership pursuant to a written stipulation with the special servicer. The actual settlement date of this loan will depend upon when the property is disposed. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

(6)
Our special purpose property-owning subsidiary that owns this property is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The actual settlement date of the loan will depend upon when the property is disposed. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

As of March 31, 2012 and December 31, 2011, one-month LIBOR was 0.24% and 0.30%, respectively. The weighted average interest rate of our consolidated debt was 6.95% (or 5.56% excluding mortgages in default) as of March 31, 2012 and 6.87% (or 5.58% excluding mortgages in default) as of December 31, 2011.

As of March 31, 2012, the amount of our consolidated debt (excluding mortgages in default) to be repaid in the next five years is as follows (in thousands):

2012 (1)	$509,408
2013	533,573
2014	600
2015	627
2016	500,481
Thereafter	594,370
$2,139,059
__________

(1)
On April 19, 2012, we disposed of Brea Corporate Place and Brea Financial Commons pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by these properties.

Other than our Plaza Las Fuentes mortgage loan, all of our debt requires the payment of interest-only until maturity. We make monthly principal payments on our Plaza Las Fuentes mortgage loan, based on a 30-year amortization table.

Excluding mortgages in default, as of March 31, 2012, $542.4 million of our consolidated debt may be prepaid without penalty, $991.0 million may be defeased after various lock-out periods (as defined in the underlying loan agreements), $594.4 million may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option, and $11.2 million is locked out from prepayment until June 30, 2013.

The $400.0 million non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. We believe that the Company will be able to either extend or refinance this mortgage loan prior to or upon maturity. If we are unable to extend the KPMG Tower mortgage loan with the current lender group with a negotiated paydown or refinance the loan with a different lender or lender group, we may face a loan maturity default and potential foreclosure. We do not know what paydown will be required upon any extension or refinancing of this mortgage loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown. We do not currently have any commitment for additional capital to the extent any paydown requires cash in excess

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

of the unrestricted cash on hand that we would be able or willing to allocate to such paydown. In that event, we believe that the Company will be able to obtain the necessary capital through other means, although this cannot be assured. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Mortgage Loans Settled Upon Disposition

700 North Central—

On February 2, 2012, a trustee sale was held with respect to 700 North Central as part of cooperative foreclosure proceedings. As a result of the foreclosure, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by the property as well as accrued contractual and default interest. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreement with the special servicer. We recorded a $3.5 million gain on settlement of debt as part of discontinued operations during the three months ended March 31, 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.06 per share for the three months ended March 31, 2012.

801 North Brand—

On February 2, 2012, a trustee sale was held with respect to 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosure, we were relieved of the obligation to repay the $75.5 million mortgage loan secured by the property as well as accrued contractual and default interest. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreement with the special servicer. We recorded a $9.6 million gain on settlement of debt as part of discontinued operations during the three months ended March 31, 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.17 per share for the three months ended March 31, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Mortgages in Default

A summary of our mortgages in default as of March 31, 2012 is as follows (in thousands):

Two California Plaza	$470,000
Glendale Center	125,000
500 Orange Tower	110,000
Stadium Towers Plaza	100,000
$805,000

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Three Months Ended
		March 31, 2012		March 31, 2011
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Stadium Towers Plaza	August 11, 2009	$1,462	$1,264	$1,446	$1,250
500 Orange Tower	January 6, 2010	1,635	1,390	1,618	1,375
Two California Plaza	March 7, 2011	6,534	5,940	1,795	1,828
Glendale Center	January 17, 2012	1,810	1,351	—	—
		$11,441	$9,945	$4,859	$4,453

Amounts shown in the table above reflect interest expense recorded subsequent to the initial default date. The actual settlement date of the loans will depend upon when the properties are disposed. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

Stadium Towers Plaza and 500 Orange Tower—

With respect to Stadium Towers Plaza and 500 Orange Tower, we have reached agreements with the special servicer that establish definitive dates in 2012 by which we will exit these assets. We will receive a general release of claims under the loan documents upon disposition of these assets pursuant to our previous in-place agreements with the special servicer.

Two California Plaza—

On March 9, 2012, the special servicer for Two California Plaza delivered a notice that the mortgage loan maturity was accelerated due to the continuing default by our special purpose property-owning subsidiary under this non-recourse loan. The special servicer has the right to foreclose on the property, but has not done so to date. On March 23, 2012, the property was placed in receivership pursuant to a written stipulation with the special servicer. There are several potential outcomes with respect to Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Glendale Center—

On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. On April 10, 2012, Glendale Center was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings. We expect the foreclosure to be completed during 2012.

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

In the absence of any rental income from the property, the total amount our Operating Partnership could owe the lender under the debt service guaranty from April 1, 2012 through the May 6, 2017 loan maturity is $2.5 million, $3.5 million, $3.6 million, $3.6 million, $3.6 million and $1.2 million for 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively. These amounts include estimates of future property tax and insurance reserve requirements. Actual amounts to be deposited with the lender may vary from these estimates. In addition, the $18.0 million estimate assumes no mitigation through rental income, including rent derived from in-place leases as of March 31, 2012.

Non-Recourse Carve Out Guarantees—

In addition to the debt service guaranty described above, all of the Company’s $2.9 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

As of March 31, 2012, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $2.9 billion as of March 31, 2012). The maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Note 8—Noncontrolling Interests

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table sets forth the number of noncontrolling common units of our Operating Partnership outstanding and the aggregate redemption value of those units based on the closing price of our common stock as well as the ownership interest of those units in our Operating Partnership on each respective date:

	March 31, 2012	December 31, 2011
Outstanding noncontrolling common units of our Operating Partnership	6,446,777	6,446,777
Ownership interest in MPG Office, L.P. of outstanding noncontrolling common units	11.3%	11.3%
Aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership (in millions)	$15.1	$12.8

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

Our limited partners’ weighted average share of our net income (loss) is as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Weighted average share of net income (loss) allocated to noncontrolling common units of our Operating Partnership	11.3%	11.6%

Note 9—Deficit

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2012	December 31, 2011
Deferred gain on assignment of interest rate swap agreements, net	$1,035	$1,199
Interest rate swap	(6,534)	(10,358)
	$(5,499)	$(9,159)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

We have recorded stock-based compensation cost as part of general and administrative expense in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Stock-based compensation cost	$444	$1,998

The unrecognized compensation cost related to unvested share-based payments expected to be recognized in the consolidated statement of operations over a weighted average period of approximately 1.7 years is as follows (in thousands):

March 31, 2012
Unrecognized stock-based compensation cost	$3,044

Note 11—Earnings (Loss) per Share

Basic net income or loss available to common stockholders is computed by dividing reported net income or loss available to common stockholders by the weighted average number of common and contingently issuable shares outstanding during each period. As discussed in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 15, 2012, we do not issue common stock in settlement of vested restricted stock unit awards until the earliest to occur of (1) the second, third or fifth anniversary of the grant date, depending upon the vesting period per the grant agreement, (2) the occurrence of a change in control (as defined in the underlying grant agreements), or (3) the recipient’s separation from service. In accordance with the provisions of FASB Codification Topic 260, Earnings Per Share, we include vested restricted stock units in the calculation of basic income or loss per share since the shares will be issued for no cash consideration, and all the necessary conditions for issuance have been satisfied as of the vesting date.

A reconciliation of our income (loss) per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net income (loss) attributable to MPG Office Trust, Inc.	$9,809	$(34,782)
Preferred stock dividends	(4,637)	(4,766)
Net income (loss) available to common stockholders	$5,172	$(39,548)

Denominator:
Weighted average number of common shares outstanding	51,048,621	49,016,989
Net income (loss) available to common stockholders per share – basic	$0.10	$(0.81)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Restricted stock units	1,275,480	454,129
Nonqualified stock options	920,602	1,324,194
Nonvested restricted common stock	817	606,101

Note 12—Properties in Default

Overview

For purposes of this footnote, Stadium Towers Plaza, 500 Orange Tower, Two California Plaza and Glendale Center are reported as Properties in Default because their respective mortgage loans were in default as of March 31, 2012, and our ultimate goal is to exit the assets. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments, and the disbursement of cash from these restricted lockbox accounts to us is at the discretion of the special servicers.

As of March 31, 2012, Stadium Towers Plaza, 500 Orange Tower, Two California Plaza and Glendale Center were in receivership, and the respective receivers are managing the operations of the properties.

With respect to Stadium Towers Plaza and 500 Orange Tower, we have reached agreements with the special servicer that establish definitive dates in 2012 by which we will exit these assets. We will receive a general release of claims under the loan documents upon disposition of these assets pursuant to our previous in-place agreements with the special servicer.

With respect to Two California Plaza, on March 23, 2012 the property was placed in receivership pursuant to a written stipulation with the special servicer. The special servicer has accelerated the maturity of the debt due to the default by our special purpose property-owning subsidiary under the non-recourse mortgage loan. The special servicer has the right to foreclose on Two California Plaza, but it has not done so to date. There are several potential outcomes with respect to Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

With respect to Glendale Center, on January 17, 2012, our special purpose property-owning subsidiary that owns the property defaulted on the mortgage loan secured by the property and on April 10, 2012 the property was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings. We expect the foreclosure to be completed during 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	March 31, 2012	December 31, 2011
Investments in real estate, net (1)	$541,073	$198,226
Restricted cash	21,683	3,053
Deferred rents	7,647	2,540
Deferred leasing costs and value of in-place leases, net	9,926	2,366
Other	4,150	2,075
Assets associated with Properties in Default	$584,479	$208,260

Mortgage loans	$805,000	$313,000
Accounts payable and other liabilities	91,954	44,242
Acquired below-market leases, net	12,242	2,202
Obligations associated with Properties in Default	$909,196	$359,444
__________

(1)
Includes land held for development at Stadium Towers Plaza totaling $7.0 million as of March 31, 2012 and December 31, 2011 and land held for development at Glendale Center totaling $5.9 million as of March 31, 2012.

The assets and obligations as of December 31, 2011 shown in the table above include 700 North Central and 801 North Brand, which were disposed during the three months ended March 31, 2012.

Intangible Assets and Liabilities

As of March 31, 2012, our estimate of the amortization of intangible assets and liabilities associated with Properties in Default over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2012	$938	$1,765	$(4,244)
2013	754	1,700	(3,785)
2014	—	1,091	(2,305)
2015	—	463	(983)
2016	—	271	(564)
Thereafter	—	122	(361)
	$1,692	$5,412	$(12,242)

Note 13—Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Topic 360, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our impairment evaluation process is more fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

The $2.1 million impairment charge recorded as part of continuing operations was a result of an analysis as of March 31, 2012 of our properties that showed indications of potential impairment. One property was identified and we estimated fair value based on offers received from third parties, less estimated costs to sell. None of the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

other real estate assets in our portfolio were determined to be impaired as of March 31, 2012 as a result of our analysis.

Note 14—Dispositions, Discontinued Operations and Assets Held for Sale

Dispositions

A summary of our property dispositions for the three months ended March 31, 2012 is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Net Proceeds	Debt Satisfied	Net Gain Recorded(1)
700 North Central (2)	Glendale, CA	282,788	$—	$27.5	$6.3
801 North Brand (3)	Glendale, CA	134,168	—	75.5	12.0
San Diego Tech Center development rights and adjacent land parcel (4)	San Diego, CA	—	14.0	—	—
		416,956	$14.0	$103.0	$18.3
__________

(1)
Gains on disposition, including settlement of debt, are recorded in the consolidated statement of operations in the period the property is disposed. Impairment charges are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, less costs to sell, which can occur in accounting periods preceding disposition and/or in the period of disposition.

(2)
During 2010, we recorded an $8.2 million impairment charge to reduce our investment in 700 North Central to its estimated fair value as of December 31, 2010. We recorded a $2.8 million gain on sale of real estate and a $3.5 million gain on settlement of debt during the three months ended March 31, 2012 upon disposition of this property.

(3)
During 2010, we recorded a $12.9 million impairment charge to reduce our investment in 801 North Brand to its estimated fair value as of December 31, 2010. We recorded a $2.4 million gain on sale of real estate and a $9.6 million gain on settlement of debt during the three months ended March 31, 2012 upon disposition of this property.

(4)	During 2011, we recorded a $9.3 million impairment charge to reduce our investment in development land at San Diego Tech Center to its estimated fair value as of September 30, 2011.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Revenue:
Rental	$846	$8,991
Tenant reimbursements	30	1,333
Hotel operations	—	4,988
Parking	51	1,043
Interest and other	2,625	169
Total revenue	3,552	16,524

Expenses:
Rental property operating and maintenance	214	3,293
Hotel operating and maintenance	—	3,573
Real estate taxes	99	1,063
Parking	27	362
Depreciation and amortization	349	4,131
Interest	1,136	14,600
Total expenses	1,825	27,022

Income (loss) from discontinued operations before gains on settlement of debt and sale of real estate	1,727	(10,498)
Gains on settlement of debt	13,136	—
Gains on sale of real estate	5,192	—
Income (loss) from discontinued operations	$20,055	$(10,498)

The results of operations of 700 North Central and 801 North Brand are reflected in the consolidated statements of operations as discontinued operations for the three months ended March 31, 2012 and 2011. The results of operations of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson and City Tower are reflected in the consolidated statement of operations as discontinued operations for the three months ended March 31, 2011.

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the disposed properties.

Assets Held for Sale

The major class of assets associated with real estate held for sale is as follows (in thousands):

	March 31, 2012	December 31, 2011
Land held for development	$4,723	$14,000

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Tax expense	$130	$318

MPG Office Trust, Inc. had a federal net operating loss (“NOL”) carryforward of approximately $842 million as of December 31, 2011. This amount can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In the absence of distributions to stockholders, our NOL carryforwards may fully offset REIT taxable income for federal income tax purposes. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result, if we undertake certain strategic alternatives or capital raising opportunities to generate cash, or if trading in our stock exceeds certain levels and meets other requirements, we may undergo an “ownership change” and our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations.

Note 16—Fair Value Measurements

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
(Unaudited)

Our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
March 31, 2012	$(9,188)	$—	$(9,188)	$—
December 31, 2011	(13,325)	—	(13,325)	—

Non-Recurring Measurements

As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 15, 2012, we assess whether there has been impairment in the value of our investments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our investments for impairment on an asset-by-asset basis.

Our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate:
For the three months ended:
March 31, 2012	$1,399	$—	$1,399	$—	$2,121

In accordance with the provisions of FASB Codification Topic 360, property with a carrying value of $3.5 million was written down to its estimated fair value of $1.4 million, resulting in a $2.1 million impairment charge recorded as part of continuing operations. We have classified this fair value measurement as Level 2 because it was calculated based on offers received from third parties.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the fair value of our derivative financial instruments is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(9,188)	$(13,325)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the three months ended:
March 31, 2012	$4,137	$313	Interest expense
March 31, 2011	4,700	308	Interest expense

Interest Rate Swap—

As March 31, 2012 and December 31, 2011, we held an interest rate swap with a notional amount of $425.0 million, of which $400.0 million was assigned to the KPMG Tower mortgage loan. We recorded unrealized gains of $0.3 million as part of continuing operations during both the three months ended March 31, 2012 and 2011 due to hedge ineffectiveness related to this swap. The swap requires net settlement each month and expires on August 9, 2012.

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of March 31, 2012 and December 31, 2011, we had transferred $4.6 million and $9.9 million in cash, respectively, to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheet. The cost to terminate the swap as of March 31, 2012 totals $9.6 million, less the $4.6 million in cash held by our counterparty. During the remainder of 2012, we expect our counterparty will return the entire $4.6 million swap collateral amount to us due to the expiration of the swap in August 9, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Caps—

We held interest rate caps pursuant to the terms of certain of our mortgage and mezzanine loan agreements with the following notional amounts (in millions):

	March 31, 2012	December 31, 2011
Brea Campus (1)	$109.0	$109.0
Plaza Las Fuentes mortgage loan	33.6	33.6
	$142.6	$142.6
__________

(1)	On April 19, 2012, we disposed of Brea Campus pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the mortgage loan secured by this campus.

The fair value of our interest rate caps was immaterial as of March 31, 2012 and December 31, 2011.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, and accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value and the carrying amount of our mortgage and mezzanine loans (excluding mortgages in default) are as follows (in millions):

March 31, 2012
Estimated fair value	$1,569
Carrying amount	2,139

We calculated the fair value of these mortgage and mezzanine loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

The carrying amount of mortgages in default totals $805.0 million as of March 31, 2012, and they bear contractual interest at rates ranging from 10.50% to 10.88%. As of March 31, 2012, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value and when and how they will be settled.

Note 18—Subsequent Events

Glendale Center Mortgage Loan—

On April 10, 2012, Glendale Center was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brea Campus Disposition—

On April 19, 2012, we disposed of Brea Campus located in Brea, California pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by this campus. In addition, we received a general release of claims under the loan documents.

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 88.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located in the greater Los Angeles area of California and Orange County, California. These locales primarily consist of office properties, parking garages and land parcels.

On March 30, 2012, the Company, together with Charter Hall Office REIT (“Charter Hall”), sold its interests in Wells Fargo Center, located in Denver, Colorado, and San Diego Tech Center, located in San Diego, California (each of which was a joint venture property) to affiliates of Beacon Capital Partners, LLC (“Beacon Capital”). Subsequent to the property dispositions, Charter Hall sold its 80% interest in the joint venture to an affiliate of Beacon Capital.

The Company entered into a new joint venture agreement with Beacon Capital related to MPG Beacon Venture, LLC (the “joint venture”). Under this agreement, the joint venture will continue to own One California Plaza, located in downtown Los Angeles, Cerritos Corporate Center, located in Cerritos, California, and Stadium Gateway, located in Anaheim, California (which is currently under contract for sale, subject to customary closing conditions). The new joint venture agreement provides for a three-year lockout period, during which time neither partner will have the right to exercise the marketing rights under the new joint venture agreement. The Company continues to maintain a 20% interest in the joint venture.

As of March 31, 2012, our Operating Partnership indirectly owns whole or partial interests in 16 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 88.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in the joint venture, our Operating Partnership’s share of the Total Portfolio is 9.9 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 11.3% share of our Operating Partnership.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our property statistics as of March 31, 2012 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	6	7	7,409,047	3,058,384	9,370	6,581,740	2,697,682	8,320
Other Properties	6	12	1,448,278	1,230,190	4,346	968,789	897,158	3,318
Properties in Default	4	7	2,318,319	1,772,018	4,877	2,318,319	1,772,018	4,877
	16	26	11,175,644	6,060,592	18,593	9,868,848	5,366,858	16,515
Percentage Leased
LACBD			79.2%			79.4%
Other Properties			86.4%			86.2%
Properties in Default			74.7%			74.7%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Stadium Towers Plaza, 500 Orange Tower, Two California Plaza and Glendale Center (each of which is in receivership as of March 31, 2012) and Cerritos Corporate Center (a joint venture property).

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. Prior to March 31, 2012, we received income from providing management, leasing and real estate development services with respect to the joint venture with Charter Hall. As part of the transactions described above, the Company received a payment from Beacon Capital in consideration for terminating its right to receive certain management and other fees from the joint venture following the closing of the transactions. Subsequent to March 31, 2012, we will receive income from the joint venture for providing management services for One California Plaza and leasing services for One California Plaza, Cerritos Corporate Center and Stadium Gateway.

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

Actual and Potential Sources of Liquidity—

As described below, we currently believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund our projected longer-term needs. Management believes that access to future sources of significant cash will be challenging. These sources are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. Our inability to secure adequate sources of liquidity could lead to our eventual insolvency. For a further discussion of risks associated with (among other matters) loan defaults, economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

Unrestricted and Restricted Cash—

A summary of our cash position as of March 31, 2012 is as follows (in millions):

Unrestricted cash and cash equivalents	$166.7
Restricted cash:
Leasing and capital expenditure reserves	19.2
Tax, insurance and other working capital reserves	10.3
Prepaid rent reserves	11.4
Collateral accounts	5.2
Total restricted cash, excluding mortgages in default	46.1
Total restricted cash and unrestricted cash and cash equivalents, excluding mortgages in default	212.8
Restricted cash of mortgages in default	21.7
$234.5

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The leasing and capital expenditure, tax, insurance and other working capital, and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties or lenders under our interest rate swap agreement and other obligations. The cost to terminate the swap as of March 31, 2012 totals $9.6 million, less the $4.6 million in cash held by our counterparty. During the remainder of 2012, we expect our counterparty will return the entire $4.6 million swap collateral amount to us due to the expiration of the swap in August 2012.

The following is a summary of our available leasing reserves (excluding mortgages in default) as of March 31, 2012 (in millions):

Restricted Cash Accounts
LACBD properties	$13.3
Other Properties (1)	5.5
$18.8
__________

(1)	Of these leasing reserves, $2.8 million is related to Brea Corporate Place and Brea Financial Commons, which were disposed on April 19, 2012.

Historically, we have relied heavily upon leasing reserves to fund ongoing leasing costs. The leasing reserves at our LACBD properties have been exhausted in large part, and future leasing costs will need to be funded primarily from property-generated cash flow. With respect to our Other Properties, we continue to have adequate leasing reserves at our 3800 Chapman property to fund leasing costs for the next several years.

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

Occupancy levels. There was negative absorption in 2011 in most of our submarkets, and our overall occupancy levels declined in 2011 in the LACBD. We expect our occupancy levels in 2012 to be flat or lower than our year end 2011 levels for the following reasons (among others):

•	We are experiencing aggressive competition from other property owners.

•	Our perceived liquidity challenges and recent loan defaults may impact potential tenants’ willingness to enter into leases with us.

•	Economic conditions and stock market volatility have resulted in some companies shifting to a more cautionary mode with respect to leasing.

•	Some of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent).

•	We face competition from high-quality sublease space, particularly in the LACBD.

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

Rental rates. Average asking rental rates were essentially flat during 2011. On average, our in-place rents are generally close to current market in the LACBD and above market in the Other Properties. Because of economic volatility and uncertainty, there can be no assurance that rental rates will not decline during 2012.

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of March 31, 2012, our 20 largest tenants represented 54.8% of the LACBD’s total annualized rental revenue. In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due to us from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

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

During the three months ended March 31, 2012, we closed the following cash-preserving transactions:

•
On February 2, 2012, trustee sales were held with respect to 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand as well as accrued contractual and default interest on both loans. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreements with the special servicer.

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during the remainder of 2012. On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. On April 10, 2012, Glendale Center was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings. On April 19, 2012, we disposed of Brea Corporate Place and Brea Financial Commons (“Brea Campus”) pursuant to a deed-in-lieu of foreclosure agreement. We have reached agreements with the special servicer for Stadium Towers Plaza and 500 Orange Tower that establish definitive dates in 2012 by which we will exit these assets. We will receive a general release of claims under the loan documents upon disposition of these assets pursuant to our previous in-place agreements with the special servicer.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash-Generating Dispositions—

During the three months ended March 31, 2012, we closed the following cash-generating transaction:

•
On March 30, 2012, we sold our interests in Wells Fargo Center – Denver and San Diego Tech Center (both joint venture properties in which we owned a 20% interest) to Beacon Capital. In addition, we sold our development rights and an adjacent land parcel at San Diego Tech Center to Beacon Capital and received a payment in consideration for terminating our right to receive certain fees from the joint venture following the closing date. We received net proceeds from these transactions totaling approximately $45 million, which will be used for general corporate purposes.

We do not anticipate any substantial cash-generating dispositions in the near term, and we have a very limited number of assets remaining that could be sold in the near term to generate net cash proceeds. Although not currently contemplated, we currently believe that we could sell 777 Tower and the adjacent 755 South Figueroa land parcel in the near-term to generate net cash proceeds. However, if we choose to pursue such a disposition, we cannot assure you that such a disposition could be completed in a timely manner or on terms acceptable to us.

In connection with our initial public offering, we agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of a foreclosure or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. These tax indemnification obligations cover five of the office properties in our portfolio, which represented 75.2% of the LACBD and Other Properties’ effective annualized rent as of March 31, 2012. The tax indemnification obligations could prevent the disposition of the following assets that might otherwise provide important liquidity alternatives to us:

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

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, given our financial condition we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

Actual and Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of our cash in the near term. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses. All of our business units underwent a thorough budgeting process in the fourth quarter of 2011 to allow for support of the Company’s 2012 business plan, while preserving unrestricted cash. Management continues to take steps to reduce general and administrative expenses. Our completed and any future property dispositions may further reduce these expenses. Regardless of these efforts, operating our properties and business requires a significant amount of capital.

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

As of March 31, 2012, we have executed leases (excluding those related to mortgages in default) that contractually commit us to pay $32.4 million for leasing costs, of which $1.6 million is contractually due in 2013, $1.0 million in 2014, $0.3 million in 2015, $0.7 million in 2016 and $13.4 million in 2017 and thereafter. The

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

remaining $15.4 million is contractually available for payment to tenants upon request during 2012, but actual payment is largely determined by the timing of requests from those tenants.

Although our liquidity position has improved, we still have limited unrestricted cash. We may limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near or longer term. If this occurs, it may result in a decrease in the number of leases we execute (particularly new leases, which are generally more costly to us than renewals) and average rental rates. In addition, for leases that we do execute, we expect to pay standard tenant concessions.

As included in the summary table of available leasing reserves shown above, we have $18.8 million in available leasing reserves as of March 31, 2012 (of which $2.8 million are related to Brea Campus that was disposed on April 19, 2012). At our LACBD properties, we incurred approximately $15 per square foot, $30 per square foot and $30 per square foot in leasing costs on new and renewal leases executed during the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of March 31, 2012, we had $2.9 billion of total consolidated debt, including $0.8 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

During the three months ended March 31, 2012, we made debt service payments totaling $31.2 million, and the respective special servicers of the mortgages in default applied $7.5 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza and 500 Orange Tower. We made no debt service payments with unrestricted cash during the three months ended March 31, 2012 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of March 31, 2012 under commercial mortgage-backed securities (“CMBS”) mortgages totaling $805.0 million secured by four separate office properties: Stadium Towers Plaza, 500 Orange Tower, Two California Plaza and Glendale Center. We remained the title holder on each of these assets as of March 31, 2012.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

With respect to Stadium Towers Plaza and 500 Orange Tower, we have reached agreements with the special servicer that establish definitive dates in 2012 by which we will exit these assets. We will receive a general release of claims under the loan documents upon disposition of these assets pursuant to our previous in-place agreements with the special servicer.

With respect to Glendale Center, on January 17, 2012, our special purpose property-owning subsidiary that owns the property defaulted on the mortgage loan secured by the property and on April 10, 2012 the property was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings. We expect the foreclosure to be completed during 2012.

With respect to Two California Plaza, on March 23, 2012 the property was placed in receivership pursuant to a written stipulation with the special servicer. The special servicer has accelerated the maturity of the debt due to the default by our special purpose property-owning subsidiary under the non-recourse mortgage loan. The special servicer has the right to foreclose on Two California Plaza, but it has not done so to date. There are several potential outcomes with respect to Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

Principal Payment Obligations. As our debt matures, our principal payment obligations present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt depending upon a number of factors, including property valuations, availability of credit, lending standards and economic conditions. We do not have any committed financing sources available to refinance our debt as it matures. For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

As of March 31, 2012, a summary of our debt maturing in 2012 and 2013 is as follows (in millions):

	2012	2013
Brea Campus (1)	$109.0	$—
KPMG Tower	400.0	—
777 Tower	—	273.0
US Bank Tower	—	260.0
Principal payable at maturity	509.0	533.0
Plaza Las Fuentes mortgage scheduled principal payments	0.4	0.6
	$509.4	$533.6
__________

(1)
On April 19, 2012, we disposed of Brea Campus pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the mortgage loan secured by this campus. In addition, we received a general release of claims under the loan documents.

The $400.0 million non-recourse mortgage loan secured by KPMG Tower matures on October 9, 2012. We believe that the Company will be able to either extend or refinance this mortgage loan prior to or upon maturity. If we are unable to extend the KPMG Tower mortgage loan with the current lender group with a negotiated paydown or refinance the loan with a different lender or lender group, we may face a loan maturity default and potential foreclosure. We do not know what paydown will be required upon any extension or refinancing of this mortgage loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown.

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

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. Although our liquidity position has improved, we still have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

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

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of March 31, 2012, we had transferred $4.6 million in cash to our counterparty to satisfy our collateral posting requirement under the swap. The cost to terminate the swap as of March 31, 2012 totals $9.6 million, less the $4.6 million in cash held by our counterparty. This collateral will be returned to us during 2012 as a result of the monthly payments we make under the swap agreement. These payments are

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

calculated based on a forward LIBOR yield curve (which is a standard method used by the capital markets), less the contractual swap rate of 5.564%. During the remainder of 2012, we expect our counterparty will return the entire $4.6 million swap collateral amount to us due to the expiration of the swap in August 9, 2012. Future changes in both expected and actual LIBOR rates will have a de minimis impact on our requirement to either post additional cash collateral or receive a return of previously-posted cash collateral during 2012.

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

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of April 30, 2012, we have missed 14 quarterly dividend payments. The amount of dividends in arrears totals $64.9 million.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

Mortgage Loans

As of March 31, 2012, our consolidated debt was comprised of mortgage and mezzanine loans secured by 12 properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.24% as of March 31, 2012. A summary of our consolidated debt as of March 31, 2012 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,596.6	54.23%	5.41%	4 years
Variable-rate swapped to fixed-rate	400.0	13.59%	7.16%	Less than 1 year
Variable-rate	142.4	4.84%	2.73%	1 year
Total debt, excluding mortgages in default	2,139.0	72.66%	5.56%	3 years
Mortgages in default	805.0	27.34%	10.64%
	$2,944.0	100.00%	6.95%

As of March 31, 2012, our ratio of total consolidated debt to total consolidated market capitalization was 88.6% of our total market capitalization of $3.3 billion (based on the closing price of our common stock of $2.34 per share on the NYSE on March 31, 2012). Our ratio of total consolidated debt plus liquidation preference of the Series A preferred stock to total consolidated market capitalization was 96.0% as of March 31, 2012. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and common units of our Operating Partnership as of March 31, 2012.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2012 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans: (2)
Brea Corporate Place (3)	2.19%	5/1/2012	$70,468	$1,566
Brea Financial Commons (3)	2.19%	5/1/2012	38,532	856
Plaza Las Fuentes mortgage loan (4)	4.50%	8/9/2016	33,439	1,526
Total variable-rate loans			142,439	3,948

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (5)	7.16%	10/9/2012	400,000	29,054
Total floating-rate debt			542,439	33,002

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
3800 Chapman	5.93%	5/6/2017	44,370	2,666
Plaza Las Fuentes mezzanine loan	9.88%	8/9/2016	11,250	1,111
Total fixed-rate rate debt			1,596,620	87,578
Total debt, excluding mortgages in default			2,139,059	120,580

Mortgages in Default
Two California Plaza (6)	10.50%	5/6/2017	470,000	50,034
Glendale Center (7)	10.82%	8/11/2016	125,000	13,710
500 Orange Tower (8)	10.88%	5/6/2017	110,000	12,136
Stadium Towers Plaza (8)	10.78%	5/11/2017	100,000	10,934
Total mortgages in default			805,000	86,814
Total consolidated debt			2,944,059	$207,394
Debt discount			(1,036)
Total consolidated debt, net			$2,943,023
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The March 31, 2012 one-month LIBOR rate of 0.24% was used to calculate interest on the variable-rate loans.

(3)
This loan bears interest at a rate of LIBOR plus 1.95%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 6.50% during the loan term. On April 19, 2012, we disposed of Brea Corporate Place and Brea Financial Commons pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the mortgage loan secured by these properties.

(4)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50% during the loan term.

(5)	This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%.

(6)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has accelerated the debt, but has yet to foreclose on the property. Two California Plaza was placed in receivership pursuant to a written stipulation with the special servicer. The actual settlement date of this loan will depend upon when the property is disposed.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

(7)
On January 17, 2012, the special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property by failing to make debt service payments due under the loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has accelerated the debt, placed the property in receivership and commenced foreclosure proceedings. The actual settlement date of the loan will depend upon when the foreclosure proceedings are completed. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

(8)
Our special purpose property-owning subsidiary that owns this property is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The actual settlement date of the loan will depend upon when the property is disposed. Management does not intend to settle this amount with unrestricted cash. We expect that this amount will be settled in a non-cash manner at the time of disposition.

Mortgage Loans Settled Upon Disposition

700 North Central—

On February 2, 2012, a trustee sale was held with respect to 700 North Central as part of cooperative foreclosure proceedings. As a result of the foreclosure, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by the property as well as accrued contractual and default interest. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreement with the special servicer. We recorded a $3.5 million gain on settlement of debt as part of discontinued operations during the three months ended March 31, 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

801 North Brand—

On February 2, 2012, a trustee sale was held with respect to 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosure, we were relieved of the obligation to repay the $75.5 million mortgage loan secured by the property as well as accrued contractual and default interest. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreement with the special servicer. We recorded a $9.6 million gain on settlement of debt as part of discontinued operations during the three months ended March 31, 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

Mortgages in Default

A summary of our mortgages in default as of March 31, 2012 is as follows (in thousands):

Two California Plaza	$470,000
Glendale Center	125,000
500 Orange Tower	110,000
Stadium Towers Plaza	100,000
$805,000

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Three Months Ended
		March 31, 2012		March 31, 2011
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Stadium Towers Plaza	August 11, 2009	$1,462	$1,264	$1,446	$1,250
500 Orange Tower	January 6, 2010	1,635	1,390	1,618	1,375
Two California Plaza	March 7, 2011	6,534	5,940	1,795	1,828
Glendale Center	January 17, 2012	1,810	1,351	—	—
		$11,441	$9,945	$4,859	$4,453

Amounts shown in the table above reflect interest expense recorded subsequent to the initial default date. The actual settlement date of the loans will depend upon when the properties are disposed. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

Stadium Towers Plaza and 500 Orange Tower—

With respect to Stadium Towers Plaza and 500 Orange Tower, we have reached agreements with the special servicer that establish definitive dates in 2012 by which we will exit these assets. We will receive a general release of claims under the loan documents upon disposition of these assets pursuant to our previous in-place agreements with the special servicer.

Two California Plaza—

On March 9, 2012, the special servicer for Two California Plaza delivered a notice that the mortgage loan maturity was accelerated due to the continuing default by our special purpose property-owning subsidiary under this non-recourse loan. The special servicer has the right to foreclose on the property, but has not done so to date. On March 23, 2012, the property was placed in receivership pursuant to a written stipulation with the special servicer. There are several potential outcomes with respect to Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

Glendale Center—

On January 17, 2012, our special purpose property-owning subsidiary that owns Glendale Center defaulted on the mortgage loan secured by the property. On April 10, 2012, Glendale Center was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings. We expect the foreclosure to be completed during 2012.

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

In the absence of any rental income from the property, the total amount our Operating Partnership could owe the lender under the debt service guaranty from April 1, 2012 through the May 6, 2017 loan maturity is $2.5 million, $3.5 million, $3.6 million, $3.6 million, $3.6 million and $1.2 million for 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively. These amounts include estimates of future property tax and insurance reserve requirements. Actual amounts to be deposited with the lender may vary from these estimates. In addition, the $18.0 million estimate assumes no mitigation through rental income, including rent derived from in-place leases as of March 31, 2012.

Non-Recourse Carve Out Guarantees—

In addition to the debt service guaranty described above, all of the Company’s $2.9 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

As of March 31, 2012, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $2.9 billion as of March 31, 2012). This maximum amount does not include liabilities related to environmental

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

Results of Operations

Our results of operations were affected by dispositions made during 2011 and 2012. Therefore, our results are not comparable from period to period. To eliminate the effect of changes in our Total Portfolio due to dispositions, we have separately presented the results of our “Same Properties Portfolio.”

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Three Months Ended March 31, 2012 to March 31, 2011

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	3/31/2012	3/31/2011			3/31/2012	3/31/2011
Revenue:
Rental	$34.0	$37.5	$(3.5)	(9)%	$45.1	$49.0	$(3.9)	(8)%
Tenant reimbursements	15.4	16.4	(1.0)	(6)%	19.1	20.5	(1.4)	(7)%
Parking	6.9	6.8	0.1	1%	8.7	8.6	0.1	1%
Management, leasing and development services	—	—	—	—%	1.2	1.0	0.2	20%
Interest and other	0.9	—	0.9	100%	13.9	0.2	13.7
Total revenue	57.2	60.7	(3.5)	(6)%	88.0	79.3	8.7	11%

Expenses:
Rental property operating and maintenance	13.8	14.0	(0.2)	(1)%	18.5	18.8	(0.3)	(2)%
Real estate taxes	5.6	5.7	(0.1)	(2)%	7.0	7.1	(0.1)	(1)%
Parking	1.8	2.2	(0.4)	(18)%	2.1	2.4	(0.3)	(12)%
General and administrative	—	—	—	—%	5.7	6.7	(1.0)	(15)%
Other expense	0.3	0.2	0.1	50%	1.4	1.8	(0.4)	(22)%
Depreciation and amortization	15.5	16.3	(0.8)	(5)%	21.7	23.7	(2.0)	(8)%
Impairment of long-lived assets	—	—	—	—%	2.1	—	2.1	100%
Interest	30.7	30.3	0.4	1%	53.3	48.0	5.3	11%
Total expenses	67.7	68.7	(1.0)	(1)%	111.8	108.5	3.3	3%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture	(10.5)	(8.0)	(2.5)		(23.8)	(29.2)	5.4
Equity in net income (loss) of unconsolidated joint venture	—	—	—		14.2	(0.3)	14.5
Loss from continuing operations	$(10.5)	$(8.0)	$(2.5)		$(9.6)	$(29.5)	$19.9
Income (loss) from discontinued operations					$20.1	$(10.5)	$30.6

Rental Revenue

Same Properties Portfolio rental revenue decreased $3.5 million, or 9%, while Total Portfolio rental revenue decreased $3.9 million, or 8%, for the three months ended March 31, 2012 as compared to March 31, 2011, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2011 at our core properties. Our Total Portfolio rental revenue was also negatively impacted by lower occupancy at the Properties in Default.

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $1.0 million, or 6%, while Total Portfolio rental revenue decreased $1.4 million, or 7%, for the three months ended March 31, 2012 as compared to March 31, 2011, primarily due to lower occupancy and decreases in rental property operating and maintenance and real estate tax expenses billed to tenants.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Total Portfolio interest and other revenue increased $13.7 million for the three months ended March 31, 2012 as compared to March 31, 2011, primarily due to a termination payment received from Beacon Capital related to the joint venture.

Parking Expense

Same Properties Portfolio parking expense decreased $0.4 million, or 18%, while Total Portfolio parking expense decreased $0.3 million, or 12%, for the three months ended March 31, 2012 as compared to March 31, 2011, primarily due to lower occupancy.

General and Administrative Expense

Total Portfolio general and administrative expense decreased $1.0 million, or 15%, for the three months ended March 31, 2012 as compared to March 31, 2011, largely as a result of lower stock-based compensation expense resulting from the departure of a member of our senior management during 2011.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $0.8 million, or 5%, while Total Portfolio depreciation and amortization expense decreased $2.0 million, or 8%, for the three months ended March 31, 2012 as compared to March 31, 2011, primarily due to lower amortization of lease-related costs during 2012 as a result of lease terminations in 2011.

Impairment of Long-Lived Assets

During the three months ended March 31, 2012, we recorded a $2.1 million impairment charge in our Total Portfolio to reduce the carrying amount of an investment in real estate to estimated fair value, less costs to sell, for which there was no comparable activity during the three months ended March 31, 2011.

Interest Expense

Total Portfolio interest expense increased $5.3 million, or 11%, for the three months ended March 31, 2012 as compared to March 31, 2011, mainly due to the accrual of default interest on Two California Plaza.

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture increased $14.5 million for the three months ended March 31, 2012 as compared to March 31, 2011, due to our 20% share of the gain on sale of real estate of Wells Fargo Center – Denver and San Diego Tech Center by the joint venture.

Discontinued Operations

Our income from discontinued operations of $20.1 million for the three months ended March 31, 2012 was comprised primarily of a $13.1 million gain on settlement of debt and a $5.2 million gain on sale of real estate recorded in connection with the disposition of 700 North Central and 801 North Brand. Our loss from discontinued operations of $10.5 million for the three months ended March 31, 2011 was comprised of the operating results of 550 South Hope, 2600 Michelson, City Tower, 700 North Central and 801 North Brand.

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

	For the Three Months Ended		Increase/ (Decrease)
	March 31, 2012	March 31, 2011
	(In thousands)
Net cash provided by (used in) operating activities	$6,785	$(19,188)	$25,973
Net cash provided by investing activities	42,057	28,851	13,206
Net cash used in financing activities	(62)	(1,032)	(970)

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

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash provided by operating activities during the three months ended March 31, 2012 totaled $6.8 million, compared to net cash used in operating activities of $19.2 million during the three months ended March 31, 2011. A termination payment from Beacon Capital combined with cash received from the unconsolidated joint venture were the primary drivers of the change in net cash provided by operating activities.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our office properties. During 2011 and the first three months of 2012, we systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties with positive equity value. Net cash provided by investing activities totaled $42.1 million during the three months ended March 31, 2012, compared to net cash provided by investing activities of $28.9 million during the three months ended March 31, 2011. Proceeds received from the unconsolidated joint venture related to property dispositions and proceeds from the sale of the development rights and adjacent land parcel at San Diego Tech Center were the primary drivers of the change in net cash provided by investing activities.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $0.1 million during the three months ended March 31, 2012, compared to net cash used in financing activities of $1.0 million during the three months ended March 31, 2011. Decreased mortgage loan payments were the primary driver of the change in net cash used in financing activities. We may potentially exit additional non-core assets during the remainder of 2012, and we intend to use any funds received upon disposition to repay the mortgage loans encumbering such properties. Due to our focus on preserving our unrestricted cash and the availability of substantial NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock for the foreseeable future.

Undeveloped Properties

We periodically evaluate the size, timing, costs and scope of our entitlement-related work and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash towards pursuing and preserving entitlements during the near term.

Off-Balance Sheet Arrangements

We have certain off-balance sheet arrangements, which we believe are appropriately disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on March 15, 2012 and elsewhere. We do not believe that any of these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of March 31, 2012, including any guaranteed or minimum commitments under contractual obligations.

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans –
Consolidated obligation, excluding mortgages in default (1)	$509,408	$533,573	$600	$627	$500,481	$594,370	$2,139,059
Mortgages in default (2)	805,000	—	—	—	—	—	805,000
Interest payments –
Fixed-rate debt (3)	65,803	78,733	59,118	59,118	49,469	9,278	321,519
Variable-rate debt (4)	16,104	1,495	1,468	1,440	947	—	21,454
Mortgages in default (2)	136,112	—	—	—	—	—	136,112
Capital leases (5)	250	266	135	136	218	—	1,005
Operating lease (6)	601	820	290	—	—	—	1,711
Property disposition obligations –
Lease takeover obligation (7)	594	799	833	841	424	—	3,491
Tenant-related commitments (8) –
Consolidated obligation, excluding mortgages in default	15,463	1,570	976	328	696	13,359	32,392
Mortgages in default	2,053	686	181	180	185	410	3,695
Air space and ground leases (9) –
Consolidated obligation, excluding mortgages in default (10)	795	1,060	1,060	1,060	1,060	51,862	56,897
Mortgages in default	1,463	1,950	2,340	2,340	2,340	285,896	296,329
	$1,553,646	$620,952	$67,001	$66,070	$555,820	$955,175	$3,818,664
__________

(1)
On April 19, 2012, we disposed of Brea Corporate Place and Brea Financial Commons pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by these properties that was due in 2012.

(2)
Amounts shown for principal payments related to mortgages in default reflect maturity in 2012. The mortgage loans secured by Stadium Towers Plaza and 500 Orange Tower will be settled during 2012 per agreements with the special servicer for the properties. On January 17, 2012, the Glendale Center special purpose property-owning subsidiary defaulted on the mortgage loan and the special servicer accelerated the debt. The special servicer has commenced foreclosure proceedings. We expect the foreclosure process to be completed during 2012. On March 9, 2012, the special servicer for Two California Plaza delivered a notice that the mortgage loan maturity was accelerated. The actual settlement date of the loan will depend upon when the property is disposed. Amounts shown for interest related to mortgages in default are based on contractual and default interest rates per the loan agreements and have been calculated through December 31, 2012. Interest amounts that were contractually due and unpaid as of March 31, 2012 are included in the 2012 column. Management does not intend to settle principal and interest amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

(3)	Interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(4)
Interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.24% as of March 31, 2012 plus the contractual spread per the loan agreement.

(5)	Includes principal and interest payments.

(6)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The subtenants are current on their sublease payments as of March 31, 2012. The amounts expected to be mitigated through future sublease payments total $473, $653 and $237 for the years ending December 31, 2012, 2013 and 2014, respectively.

(7)
Includes a lease takeover obligation at a property that was disposed in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. As of March 31, 2012, the subtenant was current in its payments to us under its sublease. The amounts expected to be mitigated through future sublease payments total $446, $610, $628, $647 and $329 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

(8)
Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2012. We are not currently funding tenant-related commitments for mortgages in default. Amounts are being funded by the special servicers using restricted cash held at the property level.

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

(10)
Includes a ground lease obligation at the Brea Corporate Place, which was disposed on April 19, 2012. The amounts related to future ground rent at this property total $579, $772, $772, $772, $772 and $51,594 for the years ending December 31, 2012, 2013, 2014, 2015, 2016, and thereafter, respectively.

Related Party Transactions

On March 30, 2012, the Company, together with Charter Hall, sold its interests in Wells Fargo Center, located in Denver, Colorado, and San Diego Tech Center, located in San Diego, California (each of which was a joint venture property) to affiliates of Beacon Capital. Subsequent to the property dispositions, Charter Hall sold its 80% interest in the joint venture to an affiliate of Beacon Capital.

The Company entered into a new joint venture agreement with Beacon Capital. Under this agreement, the joint venture will continue to own One California Plaza, located in downtown Los Angeles, Cerritos Corporate Center, located in Cerritos, California, and Stadium Gateway, located in Anaheim, California (which is currently under contract for sale, subject to customary closing conditions). The new joint venture agreement provides for a three-year lockout period, during which time neither partner will have the right to exercise the marketing rights under the new joint venture agreement. The Company continues to maintain a 20% interest in the joint venture.

Prior to March 31, 2012, we received income from providing management, leasing and real estate development services with respect to the joint venture with Charter Hall. A summary of our transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Management, investment advisory and development fees and leasing commissions	$1,121	$939

	March 31, 2012	December 31, 2011
Accounts receivable	$6	$1,352
Accounts payable	62	—

As part of the transactions described above, we received a $6.0 million payment from Beacon Capital in consideration for terminating our right to receive certain management and other fees from the joint venture following the closing of the transactions. Under the new joint venture agreement, we will continue to provide management services for Cerritos Corporate Center and Stadium Gateway at no charge. As a result, we have deferred recognition of $1.0 million of the consideration received, representing prepaid revenue for the property management services we will provide at no charge to the joint venture. This revenue will be recognized in the consolidated statement of operations as we provide the management services for these properties.

Subsequent to March 31, 2012, we will receive income from the joint venture for providing management services for One California Plaza and leasing services for One California Plaza, Cerritos Corporate Center and Stadium Gateway.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K filed with the SEC on March 15, 2012 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the three months ended March 31, 2012.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Events

Glendale Center Mortgage Loan—

On April 10, 2012, Glendale Center was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings.

Brea Campus Disposition—

On April 19, 2012, we disposed of Brea Campus located in Brea, California pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by this campus. In addition, we received a general release of claims under the loan documents.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-GAAP Supplemental Measure

Funds from operations (“FFO”) is a widely recognized measure of REIT performance. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss (as computed in accordance with GAAP), excluding extraordinary items (as defined by GAAP), gains from disposition of depreciable real estate and impairment writedowns of depreciable real estate, plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements). Adjustments for the unconsolidated joint venture are calculated to reflect FFO on the same basis.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of the net income (loss) available to common stockholders to FFO is as follows (in thousands, except per share amounts):

		For the Three Months Ended
		March 31, 2012	March 31, 2011
Net income (loss) available to common stockholders		$5,172	$(39,548)

Add:	Depreciation and amortization of real estate assets	22,035	27,787
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	1,465	1,701
	Impairment writedown of depreciable real estate	2,121	—
	Impairment writedown of depreciable real estate – unconsolidated joint venture (1)	2,176	—
	Net income (loss) attributable to common units of our Operating Partnership	657	(5,205)
	Allocated losses – unconsolidated joint venture (1)	2,530	—
Deduct:	Gains on sale of real estate	5,192	—
	Gains on sale of real estate – unconsolidated joint venture (1)	18,958	—
Funds from operations available to common stockholders and unit holders (FFO)		$12,006	$(15,265)
Company share of FFO (2)		$10,653	$(13,490)

FFO per share – basic		$0.21	$(0.28)
FFO per share – diluted		$0.21	$(0.28)
Weighted average number of common shares outstanding – basic		51,048,621	49,016,989
Weighted average number of common and common equivalent shares outstanding – diluted		51,758,710	49,016,989
___________

(1)	Amount represents our 20% ownership interest in the unconsolidated joint venture.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 88.7% and 88.4% for the three months ended March 31, 2012 and 2011, respectively.

The amounts shown in the table above will not agree to those previously reported in our Quarterly Report on Form 10-Q for March 31, 2011 due to recent clarifications by the SEC regarding NAREIT’s definition of FFO. In response to those clarifications, we have amended our calculation of FFO to exclude impairment writedowns of depreciable real estate from all periods presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 15, 2012 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Jeanne M. Lazar, our principal accounting officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

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

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, potential asset dispositions and loan modification efforts, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “could,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all;

•	Our failure to reduce our significant level of indebtedness;

•	Risks associated with the timing and consequences of loan defaults and non-core asset dispositions;

•	Risks associated with our loan modification and asset disposition efforts, including potential tax ramifications;

•	Risks associated with our ability to dispose of properties with potential value above the debt, if and when we decide to do so, at prices or terms set by or acceptable to us;

•	Decreases in the market value of our properties;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Defaults on or non-renewal of leases by tenants;

•	Our dependence on significant tenants;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD;

•	The disruption of credit markets or a global economic slowdown;

•	Potential loss of key personnel (most importantly, members of senior management);

•	Increased interest rates and operating costs;

•	Difficulty in operating the properties owned through our unconsolidated joint venture;

•	Our failure to maintain our status as a REIT;

•	Environmental uncertainties and risks related to earthquakes and other natural disasters;

•	Future terrorist attacks in the U.S.;

•	Risks associated with our organizational structure; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 15, 2012. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Recent Sales of Unregistered Securities: None.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3.	Defaults Upon Senior Securities.

Mortgages in Default

As of March 31, 2012, four of our special purpose property-owning subsidiaries were in default under non-recourse mortgage loans. Amounts due under these loans as reported by the special servicers as unpaid as of May 4, 2012 are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
Stadium Towers Plaza	August 11, 2009	$22,008	$258	$22,266
500 Orange Tower	January 6, 2010	21,018	2,653	23,671
Two California Plaza	March 7, 2011	27,899	782	28,681
Glendale Center	January 17, 2012	3,494	483	3,977
		$74,419	$4,176	$78,595

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreements and late fees assessed by the special servicers. The actual settlement date of the loans will depend upon when the properties are disposed. Management does not intend to settle these amounts with unrestricted cash. We expect that these amounts will be settled in a non-cash manner at the time of disposition.

With respect to Stadium Towers Plaza and 500 Orange Tower, we have reached agreements with the special servicer that establish definitive dates in 2012 by which we will exit these assets. We will receive a general release of claims under the loan documents upon disposition of these assets pursuant to our previous in-place agreements with the special servicer.

With respect to Two California Plaza, on March 9, 2012, the special servicer delivered a notice that the mortgage loan maturity was accelerated due to the continuing default by our special purpose property-owning subsidiary under this non-recourse loan. The special servicer has the right to foreclose on the property, but has not done so to date. On March 23, 2012, the property was placed in receivership pursuant to a written stipulation with the special servicer. There are several potential outcomes with respect to Two California Plaza, including foreclosure, a deed-in-lieu of foreclosure or a cooperative short sale. There can be no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis.

With respect to Glendale Center, on April 10, 2012 the property was placed in receivership pursuant to a written agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. The special servicer has commenced foreclosure proceedings. We expect the foreclosure to be completed during 2012.

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of April 30, 2012, we have missed 14 quarterly dividend payments. The amount of dividends in arrears totals $64.9 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 9, 2012, our board of directors approved a revised form of indemnification agreement, which we will enter into with each of our officers and directors and potentially certain independent contractors. The changes to the form of indemnification agreement include revisions to more closely track the language of Maryland law as well as certain procedural changes and clarifications. Under both the current indemnification agreement and the revised agreement, we will indemnify directors and officers to the maximum extent permitted under Maryland law. The foregoing description of the indemnification agreement is qualified in its entirety by reference to the form of Amended and Restated Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.1.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1*	Form of Amended and Restated Indemnification Agreement
31.1*	Certification of Principal Executive Officer dated May 10, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer dated May 10, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Accounting Officer dated May 10, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1*	Side Letter Agreement dated March 30, 2012 related to MPG Beacon Venture, LLC
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of May 10, 2012

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ JEANNE M. LAZAR
Jeanne M. Lazar
Chief Accounting Officer
(Principal accounting officer)