Form 10-Q
period 2012-06-30
MPG Office Trust, Inc.
filed 2012-08-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2012
Common Stock, $0.01 par value per share	57,083,886 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011	2
	Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2012 and 2011	3
	Consolidated Statement of Deficit (unaudited) for the six months ended June 30, 2012	4
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	62
Item 4.	Controls and Procedures.	62

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	63
Item 1A.	Risk Factors.	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	65
Item 3.	Defaults Upon Senior Securities.	65
Item 4.	Mine Safety Disclosures.	66
Item 5.	Other Information.	66
Item 6.	Exhibits.	67
Signatures		68

	Exhibit 10.1
	Exhibit 10.2
	Exhibit 10.3
	Exhibit 10.4
	Exhibit 10.5
	Exhibit 10.6
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate:
Land	$221,723	$248,835
Acquired ground leases	57,564	55,801
Buildings and improvements	1,736,056	1,930,516
Land held for development	51,092	63,938
Tenant improvements	272,646	285,700
Furniture, fixtures and equipment	2,181	2,190
	2,341,262	2,586,980
Less: accumulated depreciation	(640,368)	(659,408)
Investments in real estate, net	1,700,894	1,927,572

Cash and cash equivalents	166,486	117,969
Restricted cash	61,100	74,387
Rents and other receivables, net	5,942	4,796
Deferred rents	52,720	54,663
Deferred leasing costs and value of in-place leases, net	61,981	71,696
Deferred loan costs, net	7,322	10,056
Other assets	5,076	7,252
Assets associated with real estate held for sale	—	14,000
Total assets	$2,061,521	$2,282,391

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans	$2,734,053	$3,045,995
Accounts payable and other liabilities	130,599	140,212
Excess distributions received from unconsolidated joint venture	6,576	—
Acquired below-market leases, net	18,177	24,110
Total liabilities	2,889,405	3,210,317

Deficit:
Stockholders’ Deficit:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 liquidation preference, 50,000,000 shares authorized; 9,730,370 shares issued and outstanding as of June 30, 2012 and December 31, 2011	97	97
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,907,635 and 50,752,941 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	519	508
Additional paid-in capital	701,988	703,436
Accumulated deficit and dividends	(1,424,027)	(1,504,759)
Accumulated other comprehensive loss	(7,320)	(15,166)
Total stockholders’ deficit	(728,743)	(815,884)
Noncontrolling Interests:
Accumulated deficit and dividends	(105,898)	(118,049)
Accumulated other comprehensive income	6,757	6,007
Total noncontrolling interests	(99,141)	(112,042)
Total deficit	(827,884)	(927,926)
Total liabilities and deficit	$2,061,521	$2,282,391
See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
Rental	$41,549	$45,415	$83,576	$91,021
Tenant reimbursements	19,164	20,254	38,045	40,533
Parking	8,594	8,725	17,245	17,288
Management, leasing and development services	626	1,126	1,782	2,125
Interest and other	385	1,795	14,315	1,955
Total revenue	70,318	77,315	154,963	152,922

Expenses:
Rental property operating and maintenance	18,574	18,514	35,925	36,029
Real estate taxes	6,432	6,606	12,936	13,240
Parking	2,185	2,160	4,287	4,567
General and administrative	6,189	5,308	11,860	11,999
Other expense	3,039	1,724	4,250	3,293
Depreciation and amortization	20,740	21,359	41,298	43,826
Impairment of long-lived assets	—	—	2,121	—
Interest	49,643	47,201	99,613	91,916
Loss from early extinguishment of debt	—	164	—	164
Total expenses	106,802	103,036	212,290	205,034

Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture	(36,484)	(25,721)	(57,327)	(52,112)
Equity in net income (loss) of unconsolidated joint venture	45	(21)	14,274	(333)
Loss from continuing operations	(36,439)	(25,742)	(43,053)	(52,445)

Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(1,888)	(27,063)	(3,136)	(40,347)
Gains on settlement of debt	102,467	127,849	115,603	127,849
Gains on sale of real estate	16,032	63,629	21,224	63,629
Income from discontinued operations	116,611	164,415	133,691	151,131

Net income	80,172	138,673	90,638	98,686
Net (income) attributable to common units of our Operating Partnership	(8,222)	(15,483)	(8,879)	(10,278)
Net income attributable to MPG Office Trust, Inc.	71,950	123,190	81,759	88,408
Preferred stock dividends	(4,638)	(4,766)	(9,275)	(9,532)
Net income available to common stockholders	$67,312	$118,424	$72,484	$78,876

Basic income per common share:
Loss from continuing operations	$(0.71)	$(0.55)	$(0.91)	$(1.12)
Income from discontinued operations	2.03	2.97	2.33	2.73
Net income available to common stockholders per share	$1.32	$2.42	$1.42	$1.61

Weighted average number of common shares outstanding	51,285,961	49,040,268	51,170,071	49,028,693

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(31,969)	$(22,215)	$(37,315)	$(45,258)
Income from discontinued operations	103,919	145,405	119,074	133,666
	$71,950	$123,190	$81,759	$88,408

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$80,172	$138,673	$90,638	$98,686

Other comprehensive income:
Derivative transactions:
Unrealized holding gains	5,434	4,108	9,571	8,808
Realized holding losses	—	(13)	—	(13)
Reclassification adjustments included in net income	(498)	(408)	(975)	(3,750)
Other comprehensive income	4,936	3,687	8,596	5,045

Comprehensive income	85,108	142,360	99,234	103,731
Comprehensive (income) attributable to common units of our Operating Partnership	(9,187)	(16,458)	(10,779)	(11,965)
Comprehensive income attributable to MPG Office Trust, Inc.	$75,921	$125,902	$88,455	$91,766

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumu-lated Deficit and Dividends	Accumu- lated Other Compre- hensive Loss	Non- controlling Interests	Total Deficit
	Preferred Stock	Common Stock

Balance, December 31, 2011	9,730,370	50,752,941	$97	$508	$703,436	$(1,504,759)	$(15,166)	$(112,042)	$(927,926)
Net income						81,759		8,879	90,638
Adjustment for preferred dividends not declared						(1,027)		1,027	—
Other comprehensive income							7,723	873	8,596
Share-based compensation		109,615		1	916				917
Repurchase of common stock		(54,921)		(1)	(108)				(109)
Redemption of common units of our Operating Partnership		1,100,000		11	(2,256)		123	2,122	—
Balance, June 30, 2012	9,730,370	51,907,635	$97	$519	$701,988	$(1,424,027)	$(7,320)	$(99,141)	$(827,884)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$90,638	$98,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities (including discontinued operations):
Equity in net (income) loss of unconsolidated joint venture	(14,274)	333
Depreciation and amortization	43,128	55,150
Impairment of long-lived assets	2,121	13,888
Gains on settlement of debt	(115,603)	(127,849)
Gains on sale of real estate	(21,224)	(63,629)
Loss from early extinguishment of debt	—	399
Deferred rent expense	1,042	1,026
Provision for doubtful accounts	1,069	745
Revenue recognized related to acquired below-market leases, net of acquired above-market leases	(4,665)	(6,492)
Straight line rent	(1,501)	(910)
Compensation cost for share-based awards, net	978	2,495
Amortization of deferred financing costs	2,736	3,576
Unrealized gain due to hedge ineffectiveness	(649)	(552)
Changes in assets and liabilities:
Rents and other receivables	(3,485)	71
Deferred leasing costs	(1,495)	(5,020)
Other assets	425	(1,458)
Accounts payable and other liabilities	28,184	9,576
Net cash provided by (used in) operating activities	7,425	(19,965)
Cash flows from investing activities:
Proceeds from dispositions of real estate	20,950	136,641
Distributions received from (investment in) unconsolidated joint venture	25,905	(620)
Expenditures for improvements to real estate	(11,316)	(4,466)
Decrease in restricted cash	5,980	42,689
Net cash provided by investing activities	41,519	174,244
Cash flows from financing activities:
Principal payments on:
Mortgage loans	(268)	(119,896)
Unsecured term loan	—	(15,000)
Capital leases	(155)	(262)
Other financing activities	(4)	—
Net cash used in financing activities	(427)	(135,158)
Net change in cash and cash equivalents	48,517	19,121
Cash and cash equivalents at beginning of period	117,969	46,864
Cash and cash equivalents at end of period	$166,486	$65,985

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$69,005	$105,962

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans and related interest satisfied in connection with foreclosure	$232,186	$—
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	109,599	—
Buyer assumption of mortgage loans secured by properties disposed of	—	184,665
Debt and related interest forgiven by lender	—	123,929
Mortgage loan and related interest satisfied in connection with transfer of deed	—	33,920
Increase in fair value of interest rate swap	9,571	8,795
Common units of our Operating Partnership redeemed for common stock	1,980	—
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	56	621

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our 500 Orange Tower, Two California Plaza, Glendale Center and 3800 Chapman properties, whose mortgage loans were in default as of June 30, 2012 and where our ultimate goal is to exit the assets.

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”).

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 90.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of June 30, 2012, our Operating Partnership indirectly owns whole or partial interests in 13 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 90.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in MPG Beacon Venture, LLC (the “joint venture”), our Operating Partnership’s share of the Total Portfolio is 9.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 9.3% share of our Operating Partnership.

Our property statistics as of June 30, 2012 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	6	7	7,409,486	3,058,384	9,370	6,582,179	2,697,682	8,320
Other Properties	3	6	792,615	416,290	1,285	313,126	83,258	257
Properties in Default	4	7	2,220,023	1,678,978	4,494	2,220,023	1,678,978	4,494
	13	20	10,422,124	5,153,652	15,149	9,115,328	4,459,918	13,071
Percentage Leased
LACBD			78.8%			78.9%
Other Properties			89.9%			94.9%
Properties in Default			78.4%			78.4%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for 500 Orange Tower, Two California Plaza, Glendale Center and 3800 Chapman (each of which is in receivership as of June 30, 2012) and Cerritos Corporate Center (a joint venture property).

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. We receive income from the joint venture for providing management services for One California Plaza and leasing services for all joint venture properties.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2011, land held for development at San Diego Tech Center was classified as held for sale. As of June 30, 2012, none of our properties were classified as held for sale.

The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of June 30, 2012 and December 31, 2011, and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. See Note 11 “Properties in Default—Overview” for the assets and obligations associated with Properties in Default included in our consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses.

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
(Unaudited)

During the six months ended June 30, 2012, we closed the following transactions:

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

•
On March 30, 2012, we sold our interests in Wells Fargo Center – Denver and San Diego Tech Center (both joint venture properties in which we owned a 20% interest) to affiliates of Beacon Capital Partners, LLC (“Beacon Capital”). In addition, we sold our development rights and an adjacent land parcel at San Diego Tech Center to Beacon Capital and received a payment in consideration for terminating our right to receive certain fees from the joint venture following the closing date. We received net proceeds from these transactions totaling approximately $45 million, which will be used for general corporate purposes.

•
On April 19, 2012, we disposed of Brea Corporate Place and Brea Financial Commons (“Brea Campus”) pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by these properties as well as accrued contractual interest on the mortgage loan. In addition, we received a general release of claims under the loan documents.

•
On May 18, 2012, trustee sales were held with respect to Stadium Towers Plaza and an adjacent land parcel. As a result of the foreclosures, we were relieved of the obligation to repay the $100.0 million mortgage loan secured by the properties as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreement with the special servicer.

•	On May 25, 2012, we disposed of the City Tower development site located in Orange, California. We received net proceeds of approximately $7 million, which will be used for general corporate purposes.

Pending or Potential Dispositions—

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during the remainder of 2012:

•
We have reached an agreement with the special servicer for 500 Orange Tower that establishes a definitive outside date of September 25, 2012, by which time we will cease to own the asset. We will receive a general release of claims under the loan documents upon disposition of this asset pursuant to our previous in-place agreement with the special servicer.

•
On April 10, 2012, Glendale Center was placed in receivership pursuant to an agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See Note 17 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
On May 23, 2012, we entered into an agreement with the special servicer for Two California Plaza. A receiver had previously been put in place on March 23, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until Two California Plaza is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. In connection with this agreement, we paid $1.0 million to the special servicer related to certain historical operational liabilities.

•
On June 6, 2012, we entered into an agreement with the special servicer for 3800 Chapman and the asset was placed in receivership on June 13, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until 3800 Chapman is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Also pursuant to this agreement, our Operating Partnership received a release from all claims under the guaranty of partial payment in return for a payment of $2.0 million.

•
On July 12, 2012, we disposed of Stadium Gateway (a joint venture property in which we owned a 20% interest) located in Anaheim, California. We received net proceeds of approximately $1 million, including reimbursement of loan reserves, which will be used for general corporate purposes.

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

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

Potential Uses of Liquidity—

The following are the significant projected uses of our cash in the near term:

Payments in Connection with Loans—

Debt Service. As of June 30, 2012, we had $2.7 billion of total consolidated debt, including $0.7 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, beginning on September 9, 2012, excess operating cash flow from KPMG Tower will be swept by the lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan. See Note 17 “Subsequent Events.”

During the six months ended June 30, 2012, we made debt service payments totaling $61.2 million, and the respective special servicers of the mortgages in default applied $8.0 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza and 500 Orange Tower. We made no debt service payments with unrestricted cash during the six months ended June 30, 2012 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of June 30, 2012 under commercial mortgage-backed securities (“CMBS”) mortgages totaling $749.4 million secured by four separate office properties: 500 Orange Tower, Glendale Center, Two California Plaza and 3800 Chapman. We remained the title holder on each of these assets as of June 30, 2012.

With respect to 500 Orange Tower, we have reached an agreement with the special servicer that establishes a definitive outside date of September 25, 2012, by which time we will cease to own the asset. We will receive a general release of claims under the loan documents upon disposition of this asset pursuant to our previous in-place agreement with the special servicer.

With respect to Glendale Center, on April 10, 2012 the property was placed in receivership pursuant to an agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See Note 17 “Subsequent Events.”

With respect to Two California Plaza, on May 23, 2012 we entered into an agreement with the special servicer. A receiver had previously been put in place on March 23, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until Two California Plaza is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. In connection with this agreement, we paid $1.0 million to the special servicer related to certain historical operational liabilities.

With respect to 3800 Chapman, on June 6, 2012 we entered into an agreement with the special servicer and the asset was placed in receivership on June 13, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until 3800 Chapman is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit.

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

As of June 30, 2012, a summary of our debt maturing in 2012 and 2013 is as follows (in millions):

	2012	2013
KPMG Tower	$—	$400.0
777 Tower	—	273.0
US Bank Tower	—	260.0
Principal payable at maturity	—	933.0
Plaza Las Fuentes mortgage scheduled principal payments	0.3	0.6
	$0.3	$933.6

On July 9, 2012, we extended the maturity date of our $400.0 million mortgage loan secured by KPMG Tower for an additional one year to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance to $365.0 million. See Note 17 “Subsequent Events.” We do not have a commitment from the lender parties to extend further the maturity date of this loan. Further extension or refinancing of the loan may require an additional paydown (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydown. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Robert F. Maguire III and other contributors with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for the redeemed units to a party other than Mr. Maguire. As a result, the tax indemnification period for this property will now expire on June 27, 2013. See Note 17 “Subsequent Events.” We do not currently intend to take any actions that would trigger the tax indemnification obligation with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. As discussed above and in Note 17 “Subsequent Events,” the tax indemnification period for US Bank Tower will now expire on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. We continue to have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a guaranty of partial payment. On June 6, 2012, we entered into an agreement with the special servicer for 3800 Chapman, pursuant to which our Operating Partnership received a release from all claims under the guaranty of partial payment in return for a payment of $2.0 million.

Note 4—Rents and Other Receivables, Net

Our rents and other receivables are presented net of the following allowance in our consolidated balance sheets (in thousands):

	June 30, 2012	December 31, 2011
Allowance for doubtful accounts	$1,637	$2,441

We recorded the following provision for doubtful accounts (in thousands):

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Provision for doubtful accounts	$1,069	$745

Note 5—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Acquired above-market leases
Gross amount	$37,893	$37,893
Accumulated amortization	(36,253)	(35,400)
	$1,640	$2,493

Acquired in-place leases
Gross amount	$105,511	$112,033
Accumulated amortization	(95,955)	(99,994)
	$9,556	$12,039

Acquired below-market leases
Gross amount	$(136,123)	$(141,988)
Accumulated amortization	117,946	117,878
	$(18,177)	$(24,110)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on our rental income and of acquired in-place leases on our depreciation and amortization expense is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Continuing Operations
Rental income	$2.3	$2.6	$4.6	$5.2
Depreciation and amortization expense	1.0	1.1	2.0	2.2

Discontinued Operations
Rental income	$—	$0.5	$0.1	$1.3
Depreciation and amortization expense	—	0.3	—	1.0

As of June 30, 2012, our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2012	$842	$1,781	$(5,263)
2013	773	2,757	(6,067)
2014	8	1,967	(3,307)
2015	5	1,246	(1,621)
2016	5	920	(1,018)
Thereafter	7	885	(901)
	$1,640	$9,556	$(18,177)

See Note 11 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

Note 6—Investment in Unconsolidated Joint Venture

We own a 20% interest in our MPG Beacon Venture, LLC joint venture with Beacon Capital that owns the following office properties: One California Plaza, Cerritos Corporate Center and Stadium Gateway. We earn income from the joint venture for providing management services for One California Plaza and leasing services for all joint venture properties. On July 12, 2012, we disposed of Stadium Gateway. See Note 17 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Management, leasing and development services	$416	$1,089	$1,537	$2,028

	June 30, 2012	December 31, 2011
Accounts receivable	$472	$1,352
Accounts payable	6	—
Excess distributions received from unconsolidated joint venture	6,576	—

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

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Unallocated losses	$1,150	$374

The cumulative unallocated losses not recorded in our consolidated statements of operations are as follows (in thousands):

	June 30, 2012	June 30, 2011
Cumulative unallocated losses	$1,150	$374

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	June 30, 2012	December 31, 2011
Floating-Rate Debt
Variable-Rate Loan:
Plaza Las Fuentes mortgage loan (1)	8/9/2016	4.50%	$33,306	$33,574

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (2)	10/9/2013	7.16%	400,000	400,000
Total floating-rate debt			433,306	433,574

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
Glendale Center (3)	8/11/2016	5.82%	—	125,000
3800 Chapman (4)	5/6/2017	5.93%	—	44,370
Plaza Las Fuentes mezzanine loan	8/9/2016	9.88%	11,250	11,250
Total fixed-rate debt			1,552,250	1,721,620
Total debt, excluding mortgages in default			1,985,556	2,155,194

Mortgages in Default
Two California Plaza (5)	5/6/2017	10.50%	470,000	470,000
Glendale Center (3)	8/11/2016	10.82%	125,000	—
500 Orange Tower (6)	5/6/2017	10.88%	110,000	110,000
3800 Chapman (4)	5/6/2017	10.93%	44,370	—
Total mortgages in default			749,370	580,000

Properties Disposed of During 2012
Stadium Towers Plaza			—	100,000
801 North Brand			—	75,540
Brea Corporate Place			—	70,468
Brea Financial Commons			—	38,532
700 North Central			—	27,460
Total properties disposed of during 2012			—	312,000
Total consolidated debt			2,734,926	3,047,194
Debt discount			(873)	(1,199)
Total consolidated debt, net			$2,734,053	$3,045,995
__________

(1)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50% during the loan term.

(2)
This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%. The swap expires on August 9, 2012. On July 9, 2012, the maturity date of this loan was extended until October 9, 2013. As part of this extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance from $400.0 million to $365.0 million. See Note 17 “Subsequent Events.”

(3)
Our special purpose property-owning subsidiary that owns Glendale Center is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

accelerated the debt, placed the property in receivership and commenced foreclosure proceedings. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See Note 17 “Subsequent Events.” Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the conclusion of the foreclosure process.

(4)
Our special purpose property-owning subsidiary that owns 3800 Chapman is in default under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The special servicer has placed the property in receivership. The actual settlement date of the loan will depend upon when the property is disposed, with a definitive outside date of December 31, 2012. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

(5)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has accelerated the debt and placed the property in receivership but has not commenced foreclosure proceedings with respect to the property. The actual settlement date of this loan will depend upon when the property is disposed, with a definitive outside date of December 31, 2012. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

(6)
Our special purpose property-owning subsidiary that owns 500 Orange Tower is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The actual settlement date of the loan will depend upon when the property is disposed, with a definitive outside date of September 25, 2012. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

As of June 30, 2012 and December 31, 2011, one-month LIBOR was 0.24% and 0.30%, respectively. The weighted average interest rate of our consolidated debt was 7.08% (or 5.74% excluding mortgages in default) as of June 30, 2012 and 6.87% (or 5.58% excluding mortgages in default) as of December 31, 2011.

As of June 30, 2012, the amount of our consolidated debt (excluding mortgages in default) to be repaid in the next five years is as follows (in thousands):

2012 (1)	$275
2013 (2)	933,573
2014	600
2015	627
2016	500,481
Thereafter	550,000
$1,985,556
__________

(1)
On July 9, 2012, we extended the maturity date of our $400.0 million mortgage loan secured by KPMG Tower for an additional one year to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance to $365.0 million. See Note 17 “Subsequent Events.”

(2)	On August 3, 2012, a trustee sale was held with respect to Glendale Center, which is encumbered by a $125.0 million mortgage loan. See Note 17 “Subsequent Events.”

Other than our Plaza Las Fuentes mortgage loan, our debt requires the payment of interest-only until maturity. We make monthly principal payments on our Plaza Las Fuentes mortgage loan, based on a 30-year amortization table.

Excluding mortgages in default, as of June 30, 2012, $433.3 million of our consolidated debt may be prepaid without penalty, $991.0 million may be defeased after various lock-out periods (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option, and $11.2 million is locked out from prepayment until June 30, 2013. Effective July 9, 2012, the KPMG Tower mortgage loan can no longer be prepaid without penalty.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 9, 2012, we extended the maturity date of our $400.0 million mortgage loan secured by KPMG Tower for an additional one year to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance to $365.0 million. See Note 17 “Subsequent Events.” We do not have a commitment from the lender parties to extend further the maturity date of this loan. Further extension or refinancing of the loan may require an additional paydown (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydown. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for the redeemed units to a party other than Mr. Maguire. As a result, the tax indemnification period for this property will now expire on June 27, 2013. See Note 17 “Subsequent Events.” We do not currently intend to take any actions that would trigger the tax indemnification obligation with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. As discussed above and in Note 17 “Subsequent Events,” the tax indemnification period for US Bank Tower will now expire on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Mortgage Loans Settled Upon Disposition

Brea Corporate Place and Brea Financial Commons—

On April 19, 2012, we disposed of Brea Campus pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by these properties as well as accrued contractual interest on the mortgage loan. In addition, we received a general release of claims under the loan documents. We recorded a $32.5 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2012 as a result of the difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.56 per share for the three months ended June 30, 2012.

Stadium Towers Plaza—

On May 18, 2012, trustee sales were held with respect to Stadium Towers Plaza and an adjacent land parcel. As a result of the foreclosures, we were relieved of the obligation to repay the $100.0 million mortgage loan secured by the properties as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreement with the special servicer. We recorded a $70.0 million gain on settlement of debt as part of discontinued operations as a result of the difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.22 per share for the three months ended June 30, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Mortgages in Default

A summary of our mortgages in default as of June 30, 2012 is as follows (in thousands):

Two California Plaza	$470,000
Glendale Center (1)	125,000
500 Orange Tower	110,000
3800 Chapman	44,370
$749,370
__________

(1)	On August 3, 2012, a trustee sale was held with respect to Glendale Center. See Note 17 “Subsequent Events.”

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Six Months Ended
		June 30, 2012		June 30, 2011
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
500 Orange Tower	January 6, 2010	$3,271	$2,780	$3,253	$2,765
Two California Plaza	March 7, 2011	13,068	11,881	8,329	7,768
Glendale Center (1)	January 17, 2012	3,676	2,902	—	—
3800 Chapman	June 6, 2012	175	148	—	—
		$20,190	$17,711	$11,582	$10,533
__________

(1)	On August 3, 2012, a trustee sale was held with respect to Glendale Center. See Note 17 “Subsequent Events.”

Amounts shown in the table above reflect interest expense recorded subsequent to the initial default date.

500 Orange Tower—

With respect to 500 Orange Tower, we have reached an agreement with the special servicer that establishes a definitive outside date of September 25, 2012, by which time we will cease to own the asset. We will receive a general release of claims under the loan documents upon disposition of this asset pursuant to our previous in-place agreement with the special servicer. The actual settlement date of the loan will depend upon when the property is disposed. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Two California Plaza—

With respect to Two California Plaza, on May 23, 2012 we entered into an agreement with the special servicer. A receiver had previously been put in place on March 23, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until Two California Plaza is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Glendale Center—

With respect to Glendale Center, on April 10, 2012, the asset was placed in receivership pursuant to an agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See Note 17 “Subsequent Events.” Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the conclusion of the foreclosure process.

3800 Chapman—

With respect to 3800 Chapman, on June 6, 2012, we entered into an agreement with the special servicer and the asset was placed in receivership on June 13, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until 3800 Chapman is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Operating Partnership Contingent Obligations

Guaranty of Partial Payment—

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a guaranty of partial payment. Under this guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the payment of principal) and all amounts to be deposited into (i) a property tax and insurance reserve, (ii) a capital reserve, and (iii) a leasing rollover reserve. On June 6, 2012, we entered into an agreement with the special servicer for 3800 Chapman, pursuant to which our Operating Partnership received a release from all claims under the guaranty of partial payment in return for a payment of $2.0 million.

Non-Recourse Carve Out Guarantees—

All of the Company’s $2.7 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of June 30, 2012, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $2.7 billion as of June 30, 2012). The maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On June 6, 2012, Maguire Partners Investments, LLC redeemed 1,100,000 noncontrolling common units of our Operating Partnership, and we issued a total of 1,100,000 shares of our common stock in exchange for these units. We received no cash or other consideration for any of the noncontrolling common units redeemed. There were no Operating Partnership units redeemed during 2011.

The following table sets forth the number of noncontrolling common units of our Operating Partnership outstanding and the aggregate redemption value of those units based on the closing price of our common stock as well as the ownership interest of those units in our Operating Partnership on each respective date:

	June 30, 2012	December 31, 2011
Outstanding noncontrolling common units of our Operating Partnership (1)	5,346,777	6,446,777
Ownership interest in MPG Office, L.P. of outstanding noncontrolling common units (1)	9.3%	11.3%
Aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership (in millions)	$10.7	$12.8
__________

(1)
Subsequent to June 30, 2012, Mr. Maguire and related entities redeemed a total of 5,176,251 noncontrolling common units of our Operating Partnership, and we issued a total of 5,176,251 shares of common stock in exchange for these units. We received no cash or other consideration for any of the noncontrolling common units redeemed. As a result of the redemptions, the Company owns approximately 99.7% of our Operating Partnership as of August 3, 2012. See Note 17 “Subsequent Events.”

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

Net income or loss attributable to noncontrolling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between stockholders’ deficit and the noncontrolling common units of our Operating Partnership in the consolidated balance sheet, statement of comprehensive income and statement of deficit to account for any change in ownership percentage during the period.

Our limited partners’ weighted average share of our net income is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average share of net income allocated to noncontrolling common units of our Operating Partnership	10.9%	11.6%	11.1%	11.6%

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

We have recorded share-based compensation cost as part of general and administrative expense in the consolidated statements of operations as follows (in thousands):

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Share-based compensation cost	$978	$2,495

The unrecognized compensation cost related to unvested share-based payments expected to be recognized in the consolidated statement of operations over a weighted average period of approximately 2.0 years is as follows (in thousands):

June 30, 2012
Unrecognized share-based compensation cost	$4,375

Restricted Stock Units

Under FASB Codification Topic 718, Compensation—Stock Compensation, we are required to account for all stock-based compensation issued to our employees at fair value. Equity awards settled in stock are valued based on grant-date fair value, and we recognize such cost over the period during which an employee is required to provide services in exchange for the award. Equity awards settled in cash are valued at the fair value of our common stock on the period end date through the settlement date.

On June 29, 2012, we granted certain employees 932,637 restricted stock units. The fair value of these awards is $1.9 million as of June 30, 2012, which is being recorded as compensation expense on a straight-line basis over a three-year vesting period. This award will be remeasured each reporting period, with the vested portion of the award recognized as a liability in the consolidated balance sheet until settlement.

Note 10—Earnings per Share

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our income per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income attributable to MPG Office Trust, Inc.	$71,950	$123,190	$81,759	$88,408
Preferred stock dividends	(4,638)	(4,766)	(9,275)	(9,532)
Net income available to common stockholders	$67,312	$118,424	$72,484	$78,876

Denominator:
Weighted average number of common shares outstanding	51,285,961	49,040,268	51,170,071	49,028,693
Net income available to common stockholders per share – basic	$1.32	$2.42	$1.42	$1.61
The following common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Restricted stock units	929,393	614,189	1,862,030	617,939
Nonqualified stock options	449,210	1,308,144	449,210	1,308,144
Nonvested restricted common stock	623	605,459	623	605,459

Note 11—Properties in Default

Overview

For purposes of this footnote, 500 Orange Tower, Two California Plaza, Glendale Center and 3800 Chapman are reported as Properties in Default because their respective mortgage loans were in default as of June 30, 2012, and our ultimate goal is to exit the assets. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments. As of June 30, 2012, these properties were in receivership, and the respective receivers are managing the operations of the properties.

With respect to 500 Orange Tower, we have reached an agreement with the special servicer that establishes a definitive outside date of September 25, 2012, by which time we will cease to own the asset. We will receive a general release of claims under the loan documents upon disposition of this asset pursuant to our previous in-place agreement with the special servicer.

With respect to Two California Plaza, on May 23, 2012 we entered into an agreement with the special servicer. A receiver had previously been put in place on March 23, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until Two California Plaza is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit.

With respect to Glendale Center, on April 10, 2012 the property was placed in receivership pursuant to an agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See Note 17 “Subsequent Events.”

With respect to 3800 Chapman, on June 6, 2012 we entered into an agreement with the special servicer and the asset was placed in receivership on June 13, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until 3800 Chapman is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit.

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	June 30, 2012	December 31, 2011
Investments in real estate, net (1)	$511,867	$198,226
Restricted cash	33,802	3,053
Deferred rents	7,629	2,540
Deferred leasing costs and value of in-place leases, net	9,008	2,366
Other	6,421	2,075
Assets associated with Properties in Default	$568,727	$208,260

Mortgage loans	$749,370	$313,000
Accounts payable and other liabilities	93,988	44,242
Acquired below-market leases, net	10,504	2,202
Obligations associated with Properties in Default	$853,862	$359,444
__________

(1)	Includes land held for development at Glendale Center totaling $5.9 million as of June 30, 2012 and land held for development at Stadium Towers Plaza totaling $7.0 million as of December 31, 2011.

The assets and obligations as of December 31, 2011 shown in the table above include 700 North Central, 801 North Brand and Stadium Towers Plaza, which were disposed during the six months ended June 30, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Intangible Assets and Liabilities

As of June 30, 2012, our estimate of the amortization of intangible assets and liabilities associated with Properties in Default over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2012	$627	$1,095	$(2,715)
2013	754	1,599	(3,601)
2014	—	1,083	(2,280)
2015	—	463	(983)
2016	—	271	(564)
Thereafter	—	122	(361)
	$1,381	$4,633	$(10,504)

Note 12—Impairment of Long-Lived Assets

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

During the three months ended June 30, 2012, we performed an impairment analysis on certain properties. None of the real estate assets in our portfolio were determined to be impaired as of June 30, 2012 as a result of our analysis.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Dispositions, Discontinued Operations and Assets Held for Sale

Dispositions

A summary of our property dispositions during the six months ended June 30, 2012 is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Net Proceeds	Debt Satisfied	Net Gain Recorded(1)
700 North Central (2)	Glendale, CA	134,168	$—	$27.5	$6.3
801 North Brand (3)	Glendale, CA	282,788	—	75.5	12.0
San Diego Tech Center development rights and adjacent land parcel (4)	San Diego, CA	—	14.0	—	—
Brea Campus (5)	Brea, CA	495,373	—	109.0	43.2
Stadium Towers Plaza and adjacent land parcel (6)	Orange, CA	258,586	—	100.0	73.1
City Tower development land (7)	Orange, CA	—	7.0	—	2.2
		1,170,915	$21.0	$312.0	$136.8
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

(5)
During 2010, we recorded a $6.4 million impairment charge to reduce our investment in Brea Campus to its estimated fair value as of December 31, 2010. We recorded a $10.7 million gain on sale of real estate and a $32.5 million gain on settlement of debt during the three months ended June 30, 2012 upon disposition of these properties.

(6)	We recorded a $3.1 million gain on sale of real estate and a $70.0 million gain on settlement of debt during the three months ended June 30, 2012 upon disposition of these properties.

(7)	We recorded a $2.2 million gain on sale of real estate during the three months ended June 30, 2012 upon disposition of this property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Discontinued Operations

The results of operations of Brea Campus, Stadium Towers Plaza, 701 North Central, 801 North Brand, 700 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson and City Tower are reflected in the consolidated statements of operations as discontinued operations. The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
Rental	$896	$9,939	$4,850	$22,365
Tenant reimbursements	51	902	294	2,485
Hotel operations	—	3,380	—	8,368
Parking	15	680	90	1,753
Interest and other	1	5	2,633	182
Total revenue	963	14,906	7,867	35,153

Expenses:
Rental property operating and maintenance	466	3,937	1,850	8,521
Hotel operating and maintenance	—	2,466	—	6,039
Real estate taxes	175	1,141	739	2,653
Parking	5	216	42	577
Other expense	39	193	232	386
Depreciation and amortization	336	5,929	1,830	11,324
Impairment of long-lived assets	—	13,888	—	13,888
Interest	1,830	13,964	6,310	31,877
Loss from early extinguishment of debt	—	235	—	235
Total expenses	2,851	41,969	11,003	75,500

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(1,888)	(27,063)	(3,136)	(40,347)
Gains on settlement of debt	102,467	127,849	115,603	127,849
Gains on sale of real estate	16,032	63,629	21,224	63,629
Income from discontinued operations	$116,611	$164,415	$133,691	$151,131

Interest expense included in discontinued operations relates to interest on mortgage loans secured by the disposed properties.

Assets Held for Sale

As of December 31, 2011, land held for development at San Diego Tech Center totaling $14.0 million was classified as held for sale. As of June 30, 2012, none of our properties were classified as held for sale.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Income Taxes

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

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Tax expense	$89	$786

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

Note 15—Fair Value Measurements

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
June 30, 2012	$(3,754)	$—	$(3,754)	$—
December 31, 2011	(13,325)	—	(13,325)	—

Note 16—Financial Instruments

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

A summary of the fair value of our derivative financial instruments is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$(3,754)	$(13,325)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the six months ended:
June 30, 2012	$9,571	$649	Interest expense
June 30, 2011	8,808	565	Interest expense

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swap—

As of June 30, 2012 and December 31, 2011, we held an interest rate swap with a notional amount of $425.0 million, of which $400.0 million was assigned to the KPMG Tower mortgage loan. We recorded unrealized gains totaling $0.6 million as part of continuing operations during the six months ended June 30, 2012 and 2011, respectively, due to hedge ineffectiveness related to this swap. The swap requires net settlement each month and expires on August 9, 2012. The cost to terminate the swap as of June 30, 2012 totals $3.8 million.

We are required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeds a $5.0 million obligation. As of December 31, 2011, we had transferred $9.9 million in cash to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheet. As of June 30, 2012, all collateral held by our counterparty related to the swap had been returned to us.

Interest Rate Caps—

We held interest rate caps pursuant to the terms of certain of our mortgage and mezzanine loan agreements with the following notional amounts (in millions):

	June 30, 2012	December 31, 2011
Brea Campus (1)	$—	$109.0
Plaza Las Fuentes mortgage loan	33.6	33.6
	$33.6	$142.6
__________

(1)
On April 19, 2012, we disposed of Brea Campus pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the mortgage loan secured by this campus, and the interest rate cap was terminated.

The fair value of our interest rate caps was immaterial as of June 30, 2012 and December 31, 2011.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, and accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value and the carrying amount of our mortgage and mezzanine loans (excluding mortgages in default) are as follows (in millions):

June 30, 2012
Estimated fair value	$1,428
Carrying amount	1,986

We calculated the fair value of these mortgage and mezzanine loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of mortgages in default totals $749.4 million as of June 30, 2012, and they bear contractual interest at rates ranging from 10.50% to 10.93%. As of June 30, 2012, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value.

Note 17—Subsequent Events

KPMG Tower Mortgage Loan Extension

On July 9, 2012, we extended the maturity date of the mortgage loan at KPMG Tower for an additional one year, to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance from $400.0 million to $365.0 million. Additionally, we funded a $5.0 million leasing reserve and agreed to a full cash sweep of excess operating cash flow beginning on September 9, 2012. Excess operating cash flow (cash flow after the funding of certain reserves, the payment of property operating expenses and the payment of debt service) will be applied to fund a $1.5 million capital expenditure reserve, to fund an additional $5.0 million into the leasing reserve, and thereafter, to reduce the outstanding principal balance of the loan.

The interest rate on the loan as of June 30, 2012 is LIBOR plus 1.60%. Beginning on October 10, 2012, the $320.8 million A‑Note will bear interest at LIBOR plus 3.00% and the $44.2 million B‑Note will bear interest at LIBOR plus 5.10%.

Stadium Gateway Disposition

On July 12, 2012, we disposed of Stadium Gateway (a joint venture property in which we owned a 20% interest) located in Anaheim, California. We received net proceeds of approximately $1 million, including reimbursement of loan reserves.

Operating Partnership Unit Redemptions

On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for these units. At Mr. Maguire’s request, we issued the common stock to a party not related to Mr. Maguire. Additionally, on July 25, 2012 we received a notice of redemption from Mr. Maguire requesting the redemption of 1,200,544 noncontrolling common units. On August 3, 2012, we issued 1,200,544 shares of common stock in exchange for these units. At Mr. Maguire’s request, we issued 518,513 shares of common stock to a party not related to Mr. Maguire and 682,031 shares of common stock to Mr. Maguire directly.

The redemption of these units and subsequent issuance of the common stock to a party not related to Mr. Maguire causes Robert F. Maguire III and related entities to fall below the 50% ownership requirement set forth in his contribution agreement. As a result, all tax indemnification obligations in favor of him and related entities, as well as all remaining limited partners, will now expire on June 27, 2013. Therefore, pursuant to the terms of the contribution agreement, all restrictions on disposition relating to the following assets will now expire on June 27, 2013: Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes.

As a result of the July 23, 2012 and July 25, 2012 redemptions, the Company owns approximately 99.7% of our Operating Partnership as of August 3, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Glendale Center Disposition

On August 3, 2012, a trustee sale was held with respect to Glendale Center. We are awaiting receipt of a general release of claims under the loan documents from the special servicer, including relief of the obligation to repay the $125.0 million mortgage loan secured by the property as well as accrued contractual and default interest.

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 90.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of June 30, 2012, our Operating Partnership indirectly owns whole or partial interests in 13 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 90.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in MPG Beacon Venture, LLC (the “joint venture”), our Operating Partnership’s share of the Total Portfolio is 9.1 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 9.3% share of our Operating Partnership.

Our property statistics as of June 30, 2012 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	6	7	7,409,486	3,058,384	9,370	6,582,179	2,697,682	8,320
Other Properties	3	6	792,615	416,290	1,285	313,126	83,258	257
Properties in Default	4	7	2,220,023	1,678,978	4,494	2,220,023	1,678,978	4,494
	13	20	10,422,124	5,153,652	15,149	9,115,328	4,459,918	13,071
Percentage Leased
LACBD			78.8%			78.9%
Other Properties			89.9%			94.9%
Properties in Default			78.4%			78.4%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for 500 Orange Tower, Two California Plaza, Glendale Center and 3800 Chapman (each of which is in receivership as of June 30, 2012) and Cerritos Corporate Center (a joint venture property).

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. We receive income from the joint venture for providing management services for One California Plaza and leasing services for all joint venture properties.

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position as of June 30, 2012 is as follows (in millions):

Unrestricted cash and cash equivalents	$166.5
Restricted cash:
Leasing and capital expenditure reserves	6.5
Tax, insurance and other working capital reserves	11.0
Prepaid rent reserves	9.2
Collateral accounts	0.6
Total restricted cash, excluding mortgages in default	27.3
Total restricted cash and unrestricted cash and cash equivalents, excluding mortgages in default	193.8
Restricted cash of mortgages in default	33.8
$227.6

The leasing and capital expenditure, tax, insurance and other working capital, and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties under other obligations.

The following is a summary of our available leasing reserves (excluding mortgages in default) as of June 30, 2012 (in millions):

Restricted Cash Accounts
LACBD properties	$6.5
Other Properties	—
$6.5

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

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of June 30, 2012, our 20 largest tenants represented 55.0% of the LACBD’s total annualized rental revenue. In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due to us from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

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

During the six months ended June 30, 2012, we closed the following cash-preserving transactions:

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

•
On April 19, 2012, we disposed of Brea Corporate Place and Brea Financial Commons (“Brea Campus”) pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by these properties as well as accrued contractual interest on the mortgage loan. In addition, we received a general release of claims under the loan documents.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•
On May 18, 2012, trustee sales were held with respect to Stadium Towers Plaza and an adjacent land parcel. As a result of the foreclosures, we were relieved of the obligation to repay the $100 million mortgage loan secured by the properties as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreement with the special servicer.

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during the remainder of 2012:

•
We have reached an agreement with the special servicer for 500 Orange Tower that establishes a definitive outside date of September 25, 2012, by which time we will cease to own the asset. We will receive a general release of claims under the loan documents upon disposition of this asset pursuant to our previous in-place agreement with the special servicer.

•
On April 10, 2012, Glendale Center was placed in receivership pursuant to an agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See “Subsequent Events.”

•
On May 23, 2012, we entered into an agreement with the special servicer for Two California Plaza. A receiver had previously been put in place on March 23, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until Two California Plaza is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. In connection with this agreement, we paid $1.0 million to the special servicer related to certain historical operational liabilities.

•
On June 6, 2012, we entered into an agreement with the special servicer for 3800 Chapman and the asset was placed in receivership on June 13, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until 3800 Chapman is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Also pursuant to this agreement, our Operating Partnership received a release from all claims under the guaranty of partial payment in return for a payment of $2.0 million.

•
On July 12, 2012, we disposed of Stadium Gateway (a joint venture property in which we owned a 20% interest) located in Anaheim, California. We received net proceeds of approximately $1 million, including reimbursement of loan reserves, which will be used for general corporate purposes.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash-Generating Dispositions—

During the six months ended June 30, 2012, we closed the following cash-generating transactions:

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

•	On May 25, 2012, we disposed of the City Tower development site located in Orange, California. We received net proceeds of approximately $7 million, which will be used for general corporate purposes.

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

As a condition to the continuation of the tax indemnification period to its maximum length, Mr. Maguire and related entities must maintain ownership of common units (or shares of common stock received by Mr. Maguire and related entities in exchange for common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of MPG Office, L.P., as amended) of our Operating Partnership equal to 50% of the units received by them in the formation transactions. As of the measurement date, Mr. Maguire met the 50% ownership requirement and the tax indemnification periods were extended to June 27, 2013.

On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for these units. At Mr. Maguire’s request, we issued the common stock to a party not related to Mr. Maguire. See “Subsequent Events.” The redemption of these units and subsequent issuance of the common stock to a party not related to Mr. Maguire causes Robert F. Maguire III and related entities to fall below the 50% ownership requirement set forth in his contribution agreement. As a result, all tax indemnification in favor of him and related entities, as well as all remaining limited partners, will now expire on June 27, 2013. Therefore, pursuant to the terms of the contribution agreement, all restrictions on disposition relating to the following assets will now expire on June 27, 2013: Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes.

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

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our longer-term liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of June 30, 2012, we have executed leases (excluding those related to mortgages in default) that contractually commit us to pay $23.0 million for leasing costs, of which $1.5 million is contractually due in 2013, $1.0 million in 2014, $0.3 million in 2015, $0.5 million in 2016 and $11.7 million in 2017 and thereafter. The remaining $8.0 million is contractually available for payment to tenants upon request during 2012, but actual payment is largely determined by the timing of requests from those tenants.

We continue to have limited unrestricted cash. We may limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near or longer term. If this occurs, it may result in a decrease in the number of leases we execute (particularly new leases, which are generally more costly to us than renewals) and average rental rates. In addition, for leases that we do execute, we expect to pay standard tenant concessions.

As included in the summary table of available leasing reserves shown above, we have $6.5 million in available leasing reserves as of June 30, 2012. At our LACBD properties, we incurred approximately $16 per square foot, $30 per square foot and $30 per square foot in leasing costs on new and renewal leases executed during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of June 30, 2012, we had $2.7 billion of total consolidated debt, including $0.7 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in most of our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, beginning on September 9, 2012, excess operating cash flow from KPMG Tower will be swept by the lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan. See “Subsequent Events.”

During the six months ended June 30, 2012, we made debt service payments totaling $61.2 million, and the respective special servicers of the mortgages in default applied $8.0 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza and 500 Orange Tower. We made no debt service payments with unrestricted cash during the six months ended June 30, 2012 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of June 30, 2012 under commercial mortgage-backed securities (“CMBS”) mortgages totaling $749.4 million secured by four separate office properties: 500 Orange Tower, Glendale Center, Two California Plaza and 3800 Chapman. We remained the title holder on each of these assets as of June 30, 2012.

With respect to 500 Orange Tower, we have reached an agreement with the special servicer that establishes a definitive outside date of September 25, 2012, by which time we will cease to own the asset. We will receive a general release of claims under the loan documents upon disposition of this asset pursuant to our previous in-place agreement with the special servicer.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

With respect to Glendale Center, on April 10, 2012 the property was placed in receivership pursuant to an agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See “Subsequent Events.”

With respect to Two California Plaza, on May 23, 2012 we entered into an agreement with the special servicer. A receiver had previously been put in place on March 23, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until Two California Plaza is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. In connection with this agreement, we paid $1.0 million to the special servicer related to certain historical operational liabilities.

With respect to 3800 Chapman, on June 6, 2012, we entered into an agreement with the special servicer and the asset was placed in receivership on June 13, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until 3800 Chapman is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit.

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

As of June 30, 2012, a summary of our debt maturing in 2012 and 2013 is as follows (in millions):

	2012	2013
KPMG Tower	$—	$400.0
777 Tower	—	273.0
US Bank Tower	—	260.0
Principal payable at maturity	—	933.0
Plaza Las Fuentes mortgage scheduled principal payments	0.3	0.6
	$0.3	$933.6

On July 9, 2012, we extended the maturity date of our $400.0 million mortgage loan secured by KPMG Tower for an additional one year to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance to $365.0 million. See “Subsequent Events.” We do not have a commitment from the lender parties to extend further the maturity date of this loan. Further extension or refinancing of the loan may require an additional paydown (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydown. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

respect to KPMG Tower, and these obligations could be triggered by the disposition of KPMG Tower in a taxable transaction, including through completion of a foreclosure. On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for the redeemed units to a party other than Mr. Maguire. As a result, the tax indemnification period for this property will now expire on June 27, 2013. See “Subsequent Events.” We do not currently intend to take any actions that would trigger the tax indemnification obligation with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 2013 and November 2013, respectively. We do not have a commitment from the respective servicers to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions). We have not yet identified the capital source or sources required to enable us to make any such paydowns. In that event, we will attempt to obtain the necessary capital through other means and, although not assured, we expect to be able to do so. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered by the disposition of US Bank Tower in a taxable transaction, including through completion of a foreclosure. As discussed above and in “Subsequent Events,” the tax indemnification period for US Bank Tower will now expire on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. We continue to have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Historically, extending or refinancing loans has required principal paydowns and the payment of certain fees to, and expenses of, the applicable lenders. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a guaranty of partial payment. On June 6, 2012, we entered into an agreement with the special servicer for 3800 Chapman, pursuant to which our Operating Partnership received a release from all claims under the guaranty of partial payment in return for a payment of $2.0 million.

Swap Obligation—

We hold an interest rate swap agreement with a notional amount of $425.0 million under which we are the fixed-rate payer at a rate of 5.564% per annum and we receive one-month LIBOR from our counterparty, an A rated financial institution. The swap requires net settlement each month and expires on August 9, 2012. The cost to terminate the swap as of June 30, 2012 totals $3.8 million. As of June 30, 2012, all collateral held by our counterparty related to the swap had been returned to us.

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

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of July 31, 2012, we have missed 15 quarterly dividend payments. The amount of dividends in arrears totals $69.6 million.

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

Indebtedness

Mortgage Loans

As of June 30, 2012, our consolidated debt was comprised of mortgage and mezzanine loans secured by ten properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.24% as of June 30, 2012. A summary of our consolidated debt as of June 30, 2012 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,552.3	56.76%	5.40%	3 years
Variable-rate swapped to fixed-rate	400.0	14.62%	7.16%	1 year
Variable-rate	33.3	1.22%	4.50%	4 years
Total debt, excluding mortgages in default	1,985.6	72.60%	5.74%	3 years
Mortgages in default	749.4	27.40%	10.63%
	$2,735.0	100.00%	7.08%

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of June 30, 2012, our ratio of total consolidated debt to total consolidated market capitalization was 88.4% of our total market capitalization of $3.1 billion (based on the closing price of our common stock of $2.01 per share on the NYSE on June 30, 2012). Our ratio of total consolidated debt plus liquidation preference of the Series A preferred stock to total consolidated market capitalization was 96.3% as of June 30, 2012. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and common units of our Operating Partnership as of June 30, 2012.

Certain information with respect to our indebtedness as of June 30, 2012 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loan: (2)
Plaza Las Fuentes mortgage loan (3)	4.50%	8/9/2016	$33,306	$1,520

Variable-Rate Swapped to Fixed-Rate Loan:
KPMG Tower (4)	7.16%	10/9/2013	400,000	29,054
Total floating-rate debt			433,306	30,574

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
Plaza Las Fuentes mezzanine loan	9.88%	8/9/2016	11,250	1,111
Total fixed-rate rate debt			1,552,250	84,912
Total debt, excluding mortgages in default			1,985,556	115,486

Mortgages in Default
Two California Plaza (5)	10.50%	5/6/2017	470,000	50,034
Glendale Center (6)	10.82%	8/11/2016	125,000	13,710
500 Orange Tower (7)	10.88%	5/6/2017	110,000	12,136
3800 Chapman (8)	10.93%	5/6/2017	44,370	4,915
Total mortgages in default			749,370	80,795
Total consolidated debt			2,734,926	$196,281
Debt discount			(873)
Total consolidated debt, net			$2,734,053
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The June 30, 2012 one-month LIBOR rate of 0.24% was used to calculate interest on the variable-rate loan.

(3)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50% during the loan term.

(4)
This loan bears interest at a rate of LIBOR plus 1.60%. We have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR rate at 5.564%. The swap expires on August 9, 2012. On July 9, 2012, the maturity date of this loan was extended until October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance from $400.0 million to $365.0 million. See “Subsequent Events.”

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(5)
Our special purpose property-owning subsidiary that owns Two California Plaza is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has accelerated the debt and placed the property in receivership but has not commenced foreclosure proceedings with respect to the property. The actual settlement date of this loan will depend upon when the property is disposed, with a definitive outside date of December 31, 2012. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

(6)
Our special purpose property-owning subsidiary that owns Glendale Center is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has accelerated the debt, placed the property in receivership and commenced foreclosure proceedings. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See “Subsequent Events.” Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the conclusion of the foreclosure process.

(7)
Our special purpose property-owning subsidiary that owns 500 Orange Tower is in default for failing to make debt service payments due under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The actual settlement date of the loan will depend upon when the property is disposed, with an definitive outside date of September 25, 2012. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

(8)
Our special purpose property-owning subsidiary that owns 3800 Chapman is in default under this loan. The interest rate shown for this loan is the default rate as defined in the loan agreement. The special servicer has the contractual right to accelerate the maturity of the debt but has not done so. The special servicer has placed the property in receivership. The actual settlement date of the loan will depend upon when the property is disposed, with a definitive outside date of December 31, 2012. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Mortgage Loans Settled Upon Disposition

Brea Corporate Place and Brea Financial Commons—

On April 19, 2012, we disposed of Brea Campus pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by these properties as well as accrued contractual interest on the mortgage loan. In addition, we received a general release of claims under the loan documents. We recorded a $32.5 million gain on settlement of debt as part of discontinued operations during the three months ended June 30, 2012 as a result of the difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition.

Stadium Towers Plaza—

On May 18, 2012, trustee sales were held with respect to Stadium Towers Plaza and an adjacent land parcel. As a result of the foreclosures, we were relieved of the obligation to repay the $100.0 million mortgage loan secured by the properties as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to our previous in-place agreement with the special servicer. We recorded a $70.0 million gain on settlement of debt as part of discontinued operations as a result of the difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mortgages in Default

A summary of our mortgages in default as of June 30, 2012 is as follows (in thousands):

Two California Plaza	$470,000
Glendale Center (1)	125,000
500 Orange Tower	110,000
3800 Chapman	$44,370
$749,370
__________

(1)	On August 3, 2012, a trustee sale was held with respect to Glendale Center. See “Subsequent Events.”

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Six Months Ended
		June 30, 2012		June 30, 2011
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
500 Orange Tower	January 6, 2010	$3,271	$2,780	$3,253	$2,765
Two California Plaza	March 7, 2011	13,068	11,881	8,329	7,768
Glendale Center (1)	January 17, 2012	3,676	2,902	—	—
3800 Chapman	June 6, 2012	175	148	—	—
		$20,190	$17,711	$11,582	$10,533
__________

(1)	On August 3, 2012, a trustee sale was held with respect to Glendale Center. See “Subsequent Events.”

Amounts shown in the table above reflect interest expense recorded subsequent to the initial default date.

500 Orange Tower—

With respect to 500 Orange Tower, we have reached an agreement with the special servicer that establishes a definitive outside date of September 25, 2012, by which time we will cease to own the asset. We will receive a general release of claims under the loan documents upon disposition of this asset pursuant to our previous in-place agreement with the special servicer. The actual settlement date of the loan will depend upon when the property is disposed. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Two California Plaza—

With respect to Two California Plaza, on May 23, 2012 we entered into an agreement with the special servicer. A receiver had previously been put in place on March 23, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until Two California Plaza is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Glendale Center—

With respect to Glendale Center, on April 10, 2012, the property was placed in receivership pursuant to an agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. On August 3, 2012, a trustee sale was held with respect to Glendale Center. See “Subsequent Events.” Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the conclusion of the foreclosure process.

3800 Chapman—

With respect to 3800 Chapman, on June 6, 2012, we entered into an agreement with the special servicer and the asset was placed in receivership on June 13, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until 3800 Chapman is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Operating Partnership Contingent Obligations

Guaranty of Partial Payment—

As a condition to closing the mortgage loan on 3800 Chapman, our Operating Partnership entered into a guaranty of partial payment. Under this guaranty, our Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the payment of principal) and all amounts to be deposited into (i) a property tax and insurance reserve, (ii) a capital reserve, and (iii) a leasing rollover reserve. On June 6, 2012, we entered into an agreement with the special servicer for 3800 Chapman, pursuant to which our Operating Partnership received a release from all claims under the guaranty of partial payment in return for a payment of $2.0 million.

Non-Recourse Carve Out Guarantees—

All of the Company’s $2.7 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

As of June 30, 2012, to our knowledge the Company has not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $2.7 billion as of June 30, 2012). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building, which management believes would not be sufficient to cover the maximum potential amount due if the “non-recourse carve out” guarantee was triggered, depending on the particular asset.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, we are required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2012. Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.20 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.95 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30‑year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00 the lender could seek to remove the Company as property manager of Gas Company Tower. None of our mortgage loan agreements contain financial covenants.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Three Months Ended June 30, 2012 to June 30, 2011

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	6/30/2012	6/30/2011			6/30/2012	6/30/2011
Revenue:
Rental	$30.4	$33.9	$(3.5)	(10)%	$41.5	$45.4	$(3.9)	(9)%
Tenant reimbursements	15.6	16.2	(0.6)	(4)%	19.2	20.3	(1.1)	(5)%
Parking	6.9	6.9	—	—%	8.6	8.7	(0.1)	(1)%
Management, leasing and development services	—	—	—	—%	0.6	1.1	(0.5)	(45)%
Interest and other	0.2	0.1	0.1	100%	0.4	1.8	(1.4)	(78)%
Total revenue	53.1	57.1	(4.0)	(7)%	70.3	77.3	(7.0)	(9)%

Expenses:
Rental property operating and maintenance	13.7	13.7	—	—%	18.6	18.5	0.1	1%
Real estate taxes	4.9	5.0	(0.1)	(2)%	6.4	6.6	(0.2)	(3)%
Parking	1.9	1.9	—	—%	2.2	2.2	—	—%
General and administrative	—	—	—	—%	6.2	5.3	0.9	17%
Other expense	0.1	0.1	—	—%	3.0	1.7	1.3	76%
Depreciation and amortization	14.7	15.5	(0.8)	(5)%	20.7	21.3	(0.6)	(3)%
Interest	29.7	29.2	0.5	2%	49.6	47.2	2.4	5%
Loss from early extinguishment of debt	—	0.2	(0.2)	(100)%	—	0.2	(0.2)	(100)%
Total expenses	65.0	65.6	(0.6)	(1)%	106.7	103.0	3.7	4%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture	(11.9)	(8.5)	(3.4)		(36.4)	(25.7)	(10.7)
Equity in net income (loss) of unconsolidated joint venture	—	—	—		—	—	—
Loss from continuing operations	$(11.9)	$(8.5)	$(3.4)		$(36.4)	$(25.7)	$(10.7)
Income from discontinued operations					$116.6	$164.4	$(47.8)

Rental Revenue

Same Properties Portfolio rental revenue decreased $3.5 million, or 10%, while Total Portfolio rental revenue decreased $3.9 million, or 9%, for the three months ended June 30, 2012 as compared to June 30, 2011, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2011 at our core properties. Our Total Portfolio rental revenue was also negatively impacted by lower occupancy at the Properties in Default.

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $0.6 million, or 4%, while Total Portfolio tenant reimbursements revenue decreased $1.1 million, or 5%, for the three months ended June 30, 2012 as compared to June 30, 2011, primarily due to lower occupancy as a result of lease expirations and terminations during 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Total Portfolio interest and other revenue decreased $1.4 million for the three months ended June 30, 2012 as compared to June 30, 2011, primarily due to a bankruptcy settlement received in 2011 with no comparable activity in 2012.

General and Administrative Expense

Total Portfolio general and administrative expense increased $0.9 million, or 17%, for the three months ended June 30, 2012 as compared to June 30, 2011, mainly due to increased professional services fees.

Other Expense

Total Portfolio other expense increased $1.3 million, or 76%, for the three months ended June 30, 2012 as compared to June 30, 2011, primarily due to payment of $2.0 million for a release of all claims under the guaranty of partial payment associated with the 3800 Chapman mortgage loan.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $0.8 million, or 5%, while Total Portfolio depreciation and amortization expense decreased $0.6 million, or 3%, for the three months ended June 30, 2012 as compared to June 30, 2011, primarily due to lower amortization of lease-related costs during 2012 as a result of lease terminations in 2011.

Interest Expense

Total Portfolio interest expense increased $2.4 million, or 5%, for the three months ended June 30, 2012 as compared to June 30, 2011, mainly due to accrual of default interest on Glendale Center.

Discontinued Operations

Our income from discontinued operations of $116.6 million for the three months ended June 30, 2012 was comprised primarily of a $102.5 million gain on settlement of debt recorded in connection with the disposition of the Brea Campus and Stadium Towers Plaza and a $16.0 million gain on sale of real estate recorded in connection with the disposition of the Brea Campus, Stadium Towers Plaza and the City Tower development site. Our income from discontinued operations of $164.4 million for the three months ended June 30, 2011 was comprised primarily of a $127.8 million gain on settlement of debt recorded in connection with the disposition of 701 North Brand, 550 South Hope and 2600 Michelson and a $63.6 million gain on sale of real estate recorded in connection with the disposition of 701 North Brand, 550 South Hope and the Westin® Pasadena Hotel.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2012 to June 30, 2011

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Six Months Ended		Increase/ (Decrease)	% Change	For the Six Months Ended		Increase/ (Decrease)	% Change
	6/30/2012	6/30/2011			6/30/2012	6/30/2011
Revenue:
Rental	$61.3	$68.0	$(6.7)	(10)%	$83.6	$91.0	$(7.4)	(8)%
Tenant reimbursements	30.8	32.3	(1.5)	(5)%	38.0	40.5	(2.5)	(6)%
Parking	13.8	13.7	0.1	1%	17.2	17.3	(0.1)	(1)%
Management, leasing and development services	—	—	—	—%	1.8	2.1	(0.3)	(14)%
Interest and other	1.0	0.1	0.9	100%	14.3	2.0	12.3
Total revenue	106.9	114.1	(7.2)	(6)%	154.9	152.9	2.0	1%

Expenses:
Rental property operating and maintenance	26.9	27.0	(0.1)	—%	35.9	36.0	(0.1)	—%
Real estate taxes	9.8	10.0	(0.2)	(2)%	12.9	13.2	(0.3)	(2)%
Parking	3.7	4.1	(0.4)	(10)%	4.3	4.6	(0.3)	(7)%
General and administrative	—	—	—	—%	11.9	12.0	(0.1)	(1)%
Other expense	0.1	0.1	—	—%	4.3	3.3	1.0	30%
Depreciation and amortization	29.2	30.6	(1.4)	(5)%	41.3	43.8	(2.5)	(6)%
Impairment of long-lived assets	—	—	—	—%	2.1	—	2.1
Interest	59.4	58.2	1.2	2%	99.6	91.9	7.7	8%
Loss from early extinguishment of debt	—	0.2	(0.2)	(100)%	—	0.2	(0.2)
Total expenses	129.1	130.2	(1.1)	(1)%	212.3	205.0	7.3	4%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture	(22.2)	(16.1)	(6.1)		(57.4)	(52.1)	(5.3)
Equity in net income (loss) of unconsolidated joint venture	—	—	—		14.3	(0.3)	14.6
Loss from continuing operations	$(22.2)	$(16.1)	$(6.1)		$(43.1)	$(52.4)	$9.3
Income from discontinued operations					$133.7	$151.1	$(17.4)

Rental Revenue

Same Properties Portfolio rental revenue decreased $6.7 million, or 10%, while Total Portfolio rental revenue decreased $7.4 million, or 8%, for the six months ended June 30, 2012 as compared to June 30, 2011, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2011 at our core properties. Our Total Portfolio rental revenue was also negatively impacted by lower occupancy at the Properties in Default.

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $1.5 million, or 5%, while Total Portfolio tenant reimbursements revenue decreased $2.5 million, or 6%, for the six months ended June 30, 2012 as compared to June 30, 2011, primarily due to lower occupancy.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Total Portfolio interest and other revenue increased $12.3 million for the six months ended June 30, 2012 as compared to June 30, 2011, primarily due to a termination payment received from Beacon Capital in connection with the joint venture.

Parking Expense

Same Properties Portfolio parking expense decreased $0.4 million, or 10%, while Total Portfolio parking expense decreased $0.3 million, or 7%, for the six months ended June 30, 2012 as compared to June 30, 2011, primarily due to lower occupancy.

Other Expense

Total Portfolio other expense increased $1.0 million, or 30%, for the six months ended June 30, 2012 as compared to June 30, 2011, primarily due to payment of $2.0 million for a release of all claims under the guaranty of partial payment associated with the 3800 Chapman mortgage loan.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $1.4 million, or 5%, while Total Portfolio depreciation and amortization expense decreased $2.5 million, or 6%, for the six months ended June 30, 2012 as compared to June 30, 2011, primarily due to lower amortization of lease-related costs during 2012 as a result of lease terminations in 2011.

Impairment of Long-Lived Assets

During the six months ended June 30, 2012, we recorded a $2.1 million impairment charge in our Total Portfolio to reduce the carrying amount of an investment in real estate to estimated fair value, less costs to sell, for which there was no comparable activity during the six months ended June 30, 2011.

Interest Expense

Total Portfolio interest expense increased $7.7 million, or 8%, for the six months ended June 30, 2012 as compared to June 30, 2011, mainly due to accrual of default interest on Two California Plaza and Glendale Center.

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture increased $14.6 million for the six months ended June 30, 2012 as compared to June 30, 2011, due to our 20% share of the gain on sale of real estate of Wells Fargo Center – Denver and San Diego Tech Center by the joint venture.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discontinued Operations

Our income from discontinued operations of $133.7 million for the six months ended June 30, 2012 was comprised primarily of a $115.6 million gain on settlement of debt recorded in connection with the disposition of 700 North Central, 801 North Brand, the Brea Campus and Stadium Towers Plaza and a $21.2 million gain on sale of real estate recorded in connection with the disposition of 700 North Central, 801 North Brand, the Brea Campus, Stadium Towers Plaza and the City Tower development site. Our income from discontinued operations of $151.1 million for the six months ended June 30, 2011 was comprised primarily of a $127.8 million gain on settlement of debt recorded in connection with the disposition of 701 North Brand, 550 South Hope and 2600 Michelson and a $63.6 million gain on sale of real estate recorded in connection with the disposition of 701 North Brand, 550 South Hope and the Westin® Pasadena Hotel.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations.

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2012	June 30, 2011
	(In thousands)
Net cash provided by (used in) operating activities	$7,425	$(19,965)	$27,390
Net cash provided by investing activities	41,519	174,244	(132,725)
Net cash used in financing activities	(427)	(135,158)	(134,731)

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have improved our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses. We are working to proactively address challenges to our longer-term liquidity position, particularly debt maturities, leasing costs and capital expenditures. See “Liquidity and Capital Resources” above for a detailed discussion of our expected and potential sources and uses of liquidity.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash provided by operating activities during the six months ended June 30, 2012 totaled $7.4 million, compared to net cash used in operating activities of $20.0 million during the six months ended June 30, 2011. A termination payment from Beacon Capital combined with reductions in cash applied by special servicers for interest on defaulted mortgage loans were the primary drivers of the change in net cash provided by operating activities.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our office properties. During 2011 and the first half of 2012, we systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically-identified non-core properties with positive equity value. Net cash provided by investing activities totaled $41.5 million during the six months ended June 30, 2012, compared to net cash provided by investing activities of $174.2 million during the six months ended June 30, 2011. Lower proceeds from disposition of real estate and a reduction in restricted cash, partially offset by distributions received from the unconsolidated joint venture during 2012, were the primary drivers of the change in net cash provided by investing activities.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and common units of our Operating Partnership, if any. Net cash used in financing activities was $0.4 million during the six months ended June 30, 2012, compared to net cash used in financing activities of $135.2 million during the six months ended June 30, 2011. Decreased mortgage loan payments were the primary driver of the change in net cash used in financing activities. We may potentially exit additional non-core assets during the remainder of 2012, and we intend to use any funds received upon disposition to repay the mortgage loans encumbering such properties. Due to our focus on preserving our unrestricted cash and the availability of substantial NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock for the foreseeable future.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of June 30, 2012, including any guaranteed or minimum commitments under contractual obligations.

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans –
Consolidated obligation, excluding mortgages in default (1)	$275	$933,573	$600	$627	$500,481	$550,000	$1,985,556
Mortgages in default (2)	749,370	—	—	—	—	—	749,370
Interest payments –
Fixed-rate debt (3)	42,689	76,067	56,452	56,452	46,803	8,352	286,815
Variable-rate debt (4)	9,487	11,483	1,468	1,440	947	—	24,825
Mortgages in default (2)	100,779	—	—	—	—	—	100,779
Capital leases (5)	167	266	135	136	218	—	922
Operating lease (6)	402	820	290	—	—	—	1,512
Property disposition obligations –
Lease takeover obligation (7)	396	799	833	841	424	—	3,293
Tenant-related commitments (8) –
Consolidated obligation, excluding mortgages in default	7,971	1,536	976	328	542	11,655	23,008
Mortgages in default	1,878	706	181	180	185	410	3,540
Air space and ground leases (9) –
Consolidated obligation, excluding mortgages in default	144	288	288	289	289	266	1,564
Mortgages in default	1,300	1,950	2,340	2,340	2,340	285,896	296,166
	$914,858	$1,027,488	$63,563	$62,633	$552,229	$856,579	$3,477,350
__________

(1)
On July 9, 2012, the maturity date of the KPMG Tower mortgage loan was extended until October 9, 2013. As part of this extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance from $400.0 million to $365.0 million. See “Subsequent Events.”

(2)
Amounts shown for principal payments related to mortgages in default reflect maturity in 2012. The mortgage loans secured by 500 Orange Tower, Two California Plaza and 3800 Chapman will be settled during 2012 per agreements with the special servicer. The $125.0 million mortgage loan secured by Glendale Center reflects settlement on August 3, 2012, the date of the trustee sale. Amounts shown for interest related to mortgages in default are based on contractual and default interest rates per the loan agreements. Interest related to Glendale Center has been calculated through August 3, 2012, the date of the trustee sale. Interest related to 500 Orange Tower has been calculated through September 25, 2012, the definitive outside date for the disposition of this property. Interest related to Two California Plaza and 3800 Chapman has been calculated through December 31, 2012, the definitive outside date for the disposition of these properties. Interest amounts that were contractually due and unpaid as of June 30, 2012 are included in the 2012 column. Management does not intend to settle principal and interest amounts with unrestricted cash. We expect these amounts to be settled in a non-cash manner at the time of disposition.

(3)	Interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(4)
Interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.24% as of June 30, 2012 plus the contractual spread per the loan agreement. On July 9, 2012, the maturity date of the KPMG Tower mortgage loan was extended until October 9, 2013. The interest payments for the KPMG Tower mortgage loan were calculated using the contractual spreads in effect per the amended loan agreement through October 9, 2013.

(5)	Includes principal and interest payments.

(6)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The subtenants are current on their sublease payments as of June 30, 2012. The amounts expected to be mitigated through future sublease payments total $316, $653 and $237 for the years ending December 31, 2012, 2013 and 2014, respectively.

(7)
Includes a lease takeover obligation at a property that was disposed in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. As of June 30, 2012, the subtenant was current in its payments to us under its sublease. The amounts expected to be mitigated through future sublease payments total $299, $610, $628, $647 and $329 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(8)
Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2012. We are not currently funding tenant-related commitments for mortgages in default. Amounts are being funded by the special servicers using restricted cash held at the property level.

(9)
Includes an air space lease for Plaza Las Fuentes and a ground lease for Two California Plaza. The air space rent for Plaza Las Fuentes and ground rent for Two California Plaza are calculated through their lease expiration dates in years 2017 and 2082, respectively.

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K filed with the SEC on March 15, 2012 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the three months ended June 30, 2012.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Events

KPMG Tower Mortgage Loan Extension

On July 9, 2012, we extended the maturity date of the mortgage loan at KPMG Tower for an additional one year, to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance from $400.0 million to $365.0 million. Additionally, we funded a $5.0 million leasing reserve and agreed to a full cash sweep of excess operating cash flow beginning on September 9, 2012. Excess operating cash flow (cash flow after the funding of certain reserves, the payment of property operating expenses and the payment of debt service) will be applied to fund a $1.5 million capital expenditure reserve, to fund an additional $5.0 million into the leasing reserve, and thereafter, to reduce the outstanding principal balance of the loan.

The interest rate on the loan as of June 30, 2012 is LIBOR plus 1.60%. Beginning on October 10, 2012, the $320.8 million A‑Note will bear interest at LIBOR plus 3.00% and the $44.2 million B‑Note will bear interest at LIBOR plus 5.10%.

Stadium Gateway Disposition

On July 12, 2012, we disposed of Stadium Gateway (a joint venture property in which we owned a 20% interest) located in Anaheim, California. We received net proceeds of approximately $1 million, including reimbursement of loan reserves.

Operating Partnership Unit Redemptions

On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for these units. At Mr. Maguire’s request, we issued the common stock to a party not related to Mr. Maguire. Additionally, on July 25, 2012 we received a notice of redemption from Mr. Maguire requesting the

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

redemption of 1,200,544 noncontrolling common units. On August 3, 2012, we issued 1,200,544 shares of common stock in exchange for these units. At Mr. Maguire’s request, we issued 518,513 shares of common stock to a party not related to Mr. Maguire and 682,031 shares of common stock to Mr. Maguire directly.

The redemption of these units and subsequent issuance of the common stock to a party not related to Mr. Maguire causes Robert F. Maguire III and related entities to fall below the 50% ownership requirement set forth in his contribution agreement. As a result, all tax indemnification obligations in favor of him and related entities, as well as all remaining limited partners, will now expire on June 27, 2013. Therefore, pursuant to the terms of the contribution agreement, all restrictions on disposition relating to the following assets listed below will now expire on June 27, 2013: Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes.

As a result of the July 23, 2012 and July 25, 2012 redemptions, the Company owns approximately 99.7% of our Operating Partnership as of August 3, 2012.

Glendale Center Disposition

On August 3, 2012, a trustee sale was held with respect to Glendale Center. We are awaiting receipt of a general release of claims under the loan documents from the special servicer, including relief of the obligation to repay the $125.0 million mortgage loan secured by the property as well as accrued contractual and default interest.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of the net income available to common stockholders to FFO is as follows (in thousands, except share and per share amounts):

		For the Three Months Ended		For the Six Months Ended
		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income available to common stockholders		$67,312	$118,424	$72,484	$78,876
Add:	Depreciation and amortization of real estate assets	21,060	27,212	43,095	54,999
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	660	1,730	2,125	3,431
	Impairment writedowns of depreciable real estate	—	13,888	2,121	13,888
	Impairment writedown of depreciable real estate – unconsolidated joint venture (1)	—	—	2,176	—
	Net income attributable to common units of our Operating Partnership	8,222	15,483	8,879	10,278
	(Unallocated) allocated losses – unconsolidated joint venture (1)	(1,150)	(374)	1,380	(374)
Deduct:	Gains on sale of real estate	16,032	63,629	21,224	63,629
	Gain on sale of real estate – unconsolidated joint venture (1)	—	—	18,958	—
Funds from operations available to common stockholders and unit holders (FFO)		$80,072	$112,734	$92,078	$97,469
Company share of FFO (2) (3)		$71,357	$99,699	$82,010	$86,209

FFO per share – basic		$1.39	$2.03	$1.60	$1.76
FFO per share – diluted		$1.38	$1.99	$1.58	$1.72
Weighted average number of common shares outstanding – basic		51,285,961	49,040,268	51,170,071	49,028,693
Weighted average number of common and common equivalent shares outstanding – diluted		51,870,380	50,064,195	51,827,346	50,188,916
___________

(1)	Amount represents our 20% ownership interest in the joint venture.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 89.1% and 88.4% for the three months ended June 30, 2012 and 2011, respectively.

(3)	Based on a weighted average interest in our Operating Partnership of approximately 88.9% and 88.4% for the six months ended June 30, 2012 and 2011, respectively.

The amounts shown in the table above will not agree to those previously reported in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 due to recent clarifications by the SEC regarding NAREIT’s definition of FFO. In response to those clarifications, we have amended our calculation of FFO to exclude impairment writedowns of depreciable real estate from all periods presented.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Jeanne M. Lazar, our principal accounting officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

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

(a)    Recent Sales of Unregistered Securities:

On June 6, 2012, Maguire Partners Investments, LLC redeemed 1,100,000 noncontrolling common units of our Operating Partnership, and we issued a total of 1,100,000 shares of our common stock in exchange for these units. Additionally, on July 23, 2012, Robert F. Maguire III, Maguire Partners Investments, LLC, Bunker Hill Equity, LLC, and Maguire Partners BGHS, LLC redeemed a total of 3,975,707 noncontrolling common units of our Operating Partnership, and we issued a total of 3,975,707 shares of our common stock in exchange for these units. On July 25, 2012, Mr. Maguire redeemed 1,200,544 noncontrolling common units of our Operating Partnership, and we issued 1,200,544 shares of our common stock in exchange for these units. We received no cash or other consideration for any of the noncontrolling common units redeemed. All of the common stock issued in exchange for the noncontrolling common units was issued in private placement transactions exempt from registration under Section 4(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3.	Defaults Upon Senior Securities.

Mortgages in Default

As of June 30, 2012, four of our special purpose property-owning subsidiaries were in default under non-recourse mortgage loans. Amounts due under these loans as reported by the special servicers as unpaid as of August 3, 2012 are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
500 Orange Tower	January 6, 2010	$24,772	$3,268	$28,040
Two California Plaza	March 7, 2011	45,064	4,659	49,723
Glendale Center (1)	January 17, 2012	8,232	1,118	9,350
3800 Chapman	June 6, 2012	1,075	170	1,245
		$79,143	$9,215	$88,358
__________

(1)	On August 3, 2012, a trustee sale was held with respect to Glendale Center.

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreements and late fees assessed by the special servicers.

With respect to 500 Orange Tower, we have reached an agreement with the special servicer that establishes a definitive outside date of September 25, 2012, by which time we will cease to own the asset. We will receive a general release of claims under the loan documents upon disposition of this asset pursuant to our previous in-place agreement with the special servicer. The actual settlement date of the loan will depend upon when the property is disposed. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

With respect to Two California Plaza, on May 23, 2012 we entered into an agreement with the special servicer. A receiver had previously been put in place on March 23, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until Two California Plaza is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. In connection with this agreement, we paid $1.0 million to the special servicer related to certain historical operational liabilities. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

With respect to Glendale Center, on April 10, 2012 the property was placed in receivership pursuant to an agreement with the special servicer that provides for a cooperative foreclosure and a general release of claims under the loan documents at the conclusion of the foreclosure process. On August 3, 2012, a trustee sale was held with respect to Glendale Center. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the conclusion of the foreclosure process.

With respect to 3800 Chapman, on June 6, 2012 we entered into an agreement with the special servicer and the asset was placed in receivership on June 13, 2012. Pursuant to this agreement, the Company will temporarily remain the title holder of the asset until 3800 Chapman is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of July 31, 2012, we have missed 15 quarterly dividend payments. The amount of dividends in arrears totals $69.6 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1*	First Amendment to Amended and Restated Employment Agreement, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein
10.2*	Second Amendment to Amended and Restated Employment Letter, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams
10.3*	First Amendment to Amended and Restated Employment Letter, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton
10.4*	Fourth Amendment to Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. dated June 15, 2012
10.5*	First Amendment to Loan Agreement and Reaffirmation of Loan Documents dated July 9, 2012 by and among Maguire Properties–355 S. Grand, LLC, the lender parties thereto, and Eurohypo AG, New York Branch
10.6*	Amended and Restated Cash Management Agreement dated as of July 9, 2012 among Maguire Properties–355 S. Grand, LLC, Eurohypo AG, New York Branch, Bank of the West and MPG Office, L.P.
31.1*	Certification of Principal Executive Officer dated August 9, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer dated August 9, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Accounting Officer dated August 9, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

Date:	As of August 9, 2012

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ JEANNE M. LAZAR
Jeanne M. Lazar
Chief Accounting Officer
(Principal accounting officer)