Form 10-Q
period 2012-09-30
MPG Office Trust, Inc.
filed 2012-11-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2012
Common Stock, $0.01 par value per share	57,193,535 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011	2
	Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2012 and 2011	3
	Consolidated Statement of Deficit (unaudited) for the nine months ended September 30, 2012	4
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	57
Item 4.	Controls and Procedures.	57

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	58
Item 1A.	Risk Factors.	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	64
Item 3.	Defaults Upon Senior Securities.	64
Item 4.	Mine Safety Disclosures.	64
Item 5.	Other Information.	64
Item 6.	Exhibits.	65
Signatures		66

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate:
Land	$192,564	$248,835
Acquired ground leases	57,564	55,801
Buildings and improvements	1,611,467	1,930,516
Land held for development	45,155	63,938
Tenant improvements	259,329	285,700
Furniture, fixtures and equipment	2,032	2,190
	2,168,111	2,586,980
Less: accumulated depreciation	(615,216)	(659,408)
Investments in real estate, net	1,552,895	1,927,572

Cash and cash equivalents	117,372	117,969
Restricted cash	72,978	74,387
Rents and other receivables, net	3,402	4,796
Deferred rents	51,251	54,663
Deferred leasing costs and value of in-place leases, net	56,761	71,696
Deferred loan costs, net	7,605	10,056
Other assets	4,920	7,252
Assets associated with real estate held for sale	—	14,000
Total assets	$1,867,184	$2,282,391

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans	$2,464,084	$3,045,995
Accounts payable and other liabilities	110,524	140,212
Excess distributions received from unconsolidated joint venture	7,700	—
Acquired below-market leases, net	14,037	24,110
Total liabilities	2,596,345	3,210,317

Deficit:
Stockholders’ Deficit:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 liquidation preference, 50,000,000 shares authorized; 9,730,370 shares issued and outstanding as of September 30, 2012 and December 31, 2011	97	97
Common stock, $0.01 par value, 100,000,000 shares authorized; 57,120,182 and 50,752,941 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	571	508
Additional paid-in capital	608,056	703,436
Accumulated deficit and dividends	(1,331,513)	(1,504,759)
Accumulated other comprehensive income (loss)	707	(15,166)
Total stockholders’ deficit	(722,082)	(815,884)
Noncontrolling Interests:
Accumulated deficit and dividends	(7,079)	(118,049)
Accumulated other comprehensive income	—	6,007
Total noncontrolling interests	(7,079)	(112,042)
Total deficit	(729,161)	(927,926)
Total liabilities and deficit	$1,867,184	$2,282,391
See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Revenue:
Rental	$38,352	$41,149	$113,851	$123,879
Tenant reimbursements	19,707	20,532	57,542	60,148
Parking	7,725	8,195	24,027	24,395
Management, leasing and development services	414	2,590	2,196	4,715
Interest and other	1,481	580	15,794	2,504
Total revenue	67,679	73,046	213,410	215,641

Expenses:
Rental property operating and maintenance	19,178	17,436	52,968	51,075
Real estate taxes	6,439	6,528	18,539	18,949
Parking	2,013	2,074	6,135	6,524
General and administrative	5,861	5,258	17,721	17,257
Other expense	1,831	1,794	6,081	5,086
Depreciation and amortization	19,100	20,958	57,610	61,014
Impairment of long-lived assets	—	—	2,121	—
Interest	40,733	42,845	126,767	124,985
Loss from early extinguishment of debt	—	—	—	164
Total expenses	95,155	96,893	287,942	285,054

Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture	(27,476)	(23,847)	(74,532)	(69,413)
Equity in net income (loss) of unconsolidated joint venture	38	204	14,312	(129)
Loss from continuing operations	(27,438)	(23,643)	(60,220)	(69,542)

Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(2,419)	(18,736)	(15,826)	(65,629)
Gains on settlement of debt	79,383	62,531	194,986	190,380
Gains on sale of real estate	45,483	10,215	66,707	73,844
Income from discontinued operations	122,447	54,010	245,867	198,595

Net income	95,009	30,367	185,647	129,053
Net (income) attributable to noncontrolling common units of our Operating Partnership	(2,373)	(2,915)	(11,252)	(13,193)
Net income attributable to MPG Office Trust, Inc.	92,636	27,452	174,395	115,860
Preferred stock dividends	(4,637)	(4,637)	(13,912)	(14,169)
Preferred stock redemption discount	—	2,780	—	2,780
Net income available to common stockholders	$87,999	$25,595	$160,483	$104,471

Basic income per common share:
Loss from continuing operations	$(0.56)	$(0.45)	$(1.30)	$(1.45)
Income from discontinued operations	2.13	0.96	4.34	3.57
Net income available to common stockholders per share	$1.57	$0.51	$3.04	$2.12

Weighted average number of common shares outstanding	56,118,506	49,961,007	52,831,545	49,342,879

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(26,596)	$(20,439)	$(54,779)	$(59,910)
Income from discontinued operations	119,232	47,891	229,174	175,770
	$92,636	$27,452	$174,395	$115,860

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net income	$95,009	$30,367	$185,647	$129,053

Other comprehensive income:
Derivative transactions:
Unrealized holding gains	1,819	5,844	11,390	14,652
Realized holding gains (losses)	1,935	—	1,935	(13)
Reclassification adjustments included in net income	(310)	(503)	(1,285)	(4,253)
Other comprehensive income	3,444	5,341	12,040	10,386

Comprehensive income	98,453	35,708	197,687	139,439
Comprehensive (income) attributable to common units of our Operating Partnership	(2,505)	(4,039)	(13,284)	(16,004)
Comprehensive income attributable to MPG Office Trust, Inc.	$95,948	$31,669	$184,403	$123,435

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumu-lated Deficit and Dividends	Accumu- lated Other Compre- hensive (Loss) Income	Non- controlling Interests	Total Deficit
	Preferred Stock	Common Stock

Balance, December 31, 2011	9,730,370	50,752,941	$97	$508	$703,436	$(1,504,759)	$(15,166)	$(112,042)	$(927,926)
Net income						174,395		11,252	185,647
Adjustment for preferred dividends not declared						(1,149)		1,149	—
Other comprehensive income							11,157	883	12,040
Share-based compensation		173,315		1	1,284				1,285
Repurchase of common stock		(82,325)		(1)	(206)				(207)
Redemption of common units of our Operating Partnership		6,276,251		63	(96,458)		4,716	91,679	—
Balance, September 30, 2012	9,730,370	57,120,182	$97	$571	$608,056	$(1,331,513)	$707	$(7,079)	$(729,161)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$185,647	$129,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities (including discontinued operations):
Equity in net (income) loss of unconsolidated joint venture	(14,312)	129
Depreciation and amortization	62,878	80,003
Impairment of long-lived assets	2,121	23,218
Gains on settlement of debt	(194,986)	(190,380)
Gains on sale of real estate	(66,707)	(73,844)
Loss from early extinguishment of debt	—	399
Deferred rent expense	1,563	1,547
Provision for doubtful accounts	1,250	918
Revenue recognized related to acquired below-market leases, net of acquired above-market leases	(6,871)	(9,094)
Straight line rent	(1,708)	(476)
Compensation cost for share-based awards, net	1,646	3,022
Amortization of deferred financing costs	3,539	4,393
Unrealized gain due to hedge ineffectiveness	(792)	(890)
Changes in assets and liabilities:
Rents and other receivables	(4,446)	(1,025)
Deferred leasing costs	(2,206)	(5,989)
Other assets	(873)	934
Accounts payable and other liabilities	46,215	22,238
Net cash provided by (used in) operating activities	11,958	(15,844)
Cash flows from investing activities:
Proceeds from dispositions of real estate	20,950	136,506
Distributions received from (investment in) unconsolidated joint venture	27,029	(620)
Expenditures for improvements to real estate	(12,460)	(8,654)
(Increase) decrease in restricted cash	(11,378)	50,766
Net cash provided by investing activities	24,141	177,998
Cash flows from financing activities:
Proceeds from:
Mortgage loans	—	33,750
Principal payments on:
Mortgage loans	(35,403)	(119,938)
Unsecured term loan	—	(15,000)
Capital leases	(226)	(391)
Payment of loan costs	(1,071)	(695)
Other financing activities	4	13
Net cash used in financing activities	(36,696)	(102,261)
Net change in cash and cash equivalents	(597)	59,893
Cash and cash equivalents at beginning of period	117,969	46,864
Cash and cash equivalents at end of period	$117,372	$106,757

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$95,311	$150,418

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans and related interest satisfied in connection with foreclosure	$499,051	$—
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	109,599	—
Buyer assumption of mortgage loans secured by disposed properties	—	184,665
Debt and related interest forgiven by lender	—	123,929
Mortgage loan and related interest satisfied in connection with transfer of deed	—	181,083
Increase in fair value of interest rate swap	13,325	14,639
Fair value of common stock issued in redemption of noncontrolling common units of our Operating Partnership	15,248	—
Fair value of common stock issued in redemption of Series A preferred stock	—	4,995
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	—	565

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. Additionally, the term “Properties in Default” refers to our Two California Plaza and 3800 Chapman properties, whose mortgage loans were in default as of September 30, 2012 and where our ultimate goal is to exit the assets. On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See Note 17 “Subsequent Event.”

We are a self-administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”).

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of September 30, 2012, our Operating Partnership indirectly owns whole or partial interests in 10 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 99.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in MPG Beacon Venture, LLC (the “joint venture”), our Operating Partnership’s share of the Total Portfolio is 8.3 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 0.3% share of our Operating Partnership.

Our property statistics as of September 30, 2012 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	6	7	7,425,360	3,058,384	9,370	6,596,996	2,697,682	8,320
Other Properties	2	5	519,789	416,290	1,285	258,561	83,258	257
Properties in Default	2	2	1,488,125	888,168	1,958	1,488,125	888,168	1,958
	10	14	9,433,274	4,362,842	12,613	8,343,682	3,669,108	10,535
Percentage Leased
LACBD			78.7%			79.1%
Other Properties			100.0%			100.0%
Properties in Default			76.3%			76.3%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Two California Plaza and 3800 Chapman (each of which was in receivership as of September 30, 2012) and Cerritos Corporate Center (a joint venture property).

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. We receive income from the joint venture for providing management services for One California Plaza and leasing services for both joint venture properties.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, are met. At that time, we present the assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2011, land held for development at San Diego Tech Center was classified as held for sale. As of September 30, 2012, none of our properties were classified as held for sale.

The Properties in Default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of Properties in Default are included in our consolidated balance sheets as of September 30, 2012 and December 31, 2011, and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. See Note 11 “Properties in Default—Overview” for the assets and obligations associated with Properties in Default included in our consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Liquidity

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have maintained our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses.

The following are our potential sources of liquidity:

•	Unrestricted and restricted cash;

•	Cash generated from operations;

•	Asset dispositions;

•	Proceeds from public or private issuance of debt or equity securities;

•	Cash generated from the contribution of existing assets to joint ventures; and/or

•	Proceeds from additional secured or unsecured debt financings.

We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund all of our potential needs, including 2013 debt maturities with respect to our US Bank Tower, KPMG Tower and 777 Tower mortgage loans. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing our existing debt, including our debt maturities at US Bank Tower, KPMG Tower and 777 Tower on favorable terms or at all, and we may be forced to give back one or more of these assets to the relevant mortgage lenders. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs.

Future sources of significant cash are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. In addition, our inability to secure adequate sources of liquidity could lead to our eventual insolvency.

Potential Sources of Liquidity—

Asset Dispositions—

During the past several years, we have systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically‑identified non-core properties with positive equity value.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Completed Dispositions—

During 2011, we disposed of development land and 1.7 million square feet of office space. These transactions resulted in the elimination of $483.8 million of debt and the generation of $20.3 million in net proceeds (after the repayment of debt).

During the nine months ended September 30, 2012, we closed the following transactions:

•
On February 2, 2012, trustee sales were held with respect to 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand as well as accrued contractual and default interest on both loans. In addition, we received a general release of claims under the loan documents pursuant to previous in-place agreements with the special servicer.

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

•
On May 18, 2012, trustee sales were held with respect to Stadium Towers Plaza and an adjacent land parcel. As a result of the foreclosures, we were relieved of the obligation to repay the $100.0 million mortgage loan secured by the properties as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer.

•	On May 25, 2012, we disposed of the City Tower development land. We received net proceeds of approximately $7 million, which will be used for general corporate purposes.

•
On July 12, 2012, we sold our interest in Stadium Gateway (a joint venture property in which we owned a 20% interest). We received net proceeds of approximately $1 million, including reimbursement of loan reserves, which will be used for general corporate purposes.

•
On August 3, 2012, a trustee sale was held with respect to Glendale Center. As a result of the foreclosure, we were relieved of the obligation to repay the $125.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in‑place agreement with the special servicer.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
On September 6, 2012, a trustee sale was held with respect to 500 Orange Tower. As a result of the foreclosure, we were relieved of the obligation to repay the $110.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer.

Pending or Potential Dispositions—

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during the remainder of 2012 and 2013:

•
On October 1, 2012, a trustee sale was held with respect to Two California Plaza. As a result of the foreclosure, we were relieved of the obligation to repay the $470.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer. See Note 17 “Subsequent Event.”

•
We have entered into an agreement with the special servicer for 3800 Chapman pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Also pursuant to this agreement, our Operating Partnership received a release from all claims under the guaranty of partial payment.

We do not anticipate any substantial cash-generating dispositions in the near term, and we have a very limited number of assets remaining that could be sold to generate net cash proceeds. Although not currently contemplated, we currently believe that we could sell 777 Tower and the adjacent 755 South Figueroa land parcel to generate net cash proceeds. However, if we choose to pursue such a disposition, we cannot assure you that such a disposition could be completed in a timely manner or on terms acceptable to us.

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

Potential Uses of Liquidity—

The following are the significant potential uses of our cash in the near term:

Payments in Connection with Loans—

Debt Service. As of September 30, 2012, we had $2.5 billion of total consolidated debt, including $0.5 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, effective September 9, 2012, excess operating cash flow from KPMG Tower is being swept by the lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan. As of September 30, 2012, we have fully funded the $1.5 million capital expenditure reserve and have funded $0.6 million of the $5.0 million leasing reserve.

During the nine months ended September 30, 2012, we made debt service payments totaling $87.5 million, and the respective special servicers of the mortgages in default applied $8.2 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 500 Orange Tower and 3800 Chapman. We made no debt service payments with unrestricted cash during the nine months ended September 30, 2012 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of September 30, 2012 under commercial mortgage-backed securities (“CMBS”) mortgages totaling $514.4 million secured by Two California Plaza and 3800 Chapman. We remained the title holder on each of these assets as of September 30, 2012. On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which we were relieved of the obligation to repay the $470.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer. See Note 17 “Subsequent Event.” We have entered into an agreement with the special servicer for 3800 Chapman pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit.

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

As of September 30, 2012, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$365.0
777 Tower	273.0
US Bank Tower	260.0
Principal payable at maturity	$898.0

Our KPMG Tower mortgage loan matures on October 9, 2013. We do not have a commitment from the lenders to extend further the maturity date of this loan. Further extension or refinancing of the loan may require a paydown (depending on market conditions), funding of additional reserve amounts, or both. We have not yet identified the capital source or sources required to enable us to make any such payments. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing this loan on favorable

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

terms or at all, and we may be forced to give back the asset to the lenders. We are subject to tax indemnification obligations to Robert F. Maguire III and other contributors with respect to KPMG Tower, and these obligations could be triggered if we dispose of KPMG Tower in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for the redeemed units to a party other than Mr. Maguire. As a result, the tax indemnification period for this property now expires on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature on July 1, 2013 and November 1, 2013, respectively. We do not have a commitment from the respective lenders to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We have not yet identified the capital source or sources required to enable us to make any such payments. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing these loans on favorable terms or at all, and we may be forced to give back one or both of the assets to the respective lenders. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered if we dispose of US Bank Tower in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. As a result of the redemption of noncontrolling common units held by Mr. Maguire and related entities discussed above, the tax indemnification period for US Bank Tower now expires on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. We continue to have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Recently, extending or refinancing loans has required principal paydowns, the funding of additional reserve amounts and the payment of certain fees to, and expenses of, the applicable lenders. In addition, lenders may impose cash flow restrictions in connection with refinancings, such as cash flow sweeps and lock boxes. These fees and cash flow restrictions will affect our ability to fund our other uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

Note 4—Rents and Other Receivables, Net

Our rents and other receivables are presented net of the following allowance in our consolidated balance sheets (in thousands):

	September 30, 2012	December 31, 2011
Allowance for doubtful accounts	$1,039	$2,441

We recorded the following provision for doubtful accounts (in thousands):

	For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011
Provision for doubtful accounts	$1,250	$918

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Acquired above-market leases
Gross amount	$36,080	$37,893
Accumulated amortization	(34,892)	(35,400)
	$1,188	$2,493

Acquired in-place leases
Gross amount	$100,186	$112,033
Accumulated amortization	(91,978)	(99,994)
	$8,208	$12,039

Acquired below-market leases
Gross amount	$(122,772)	$(141,988)
Accumulated amortization	108,735	117,878
	$(14,037)	$(24,110)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on our rental income and of acquired in-place leases on our depreciation and amortization expense is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Continuing Operations
Rental income	$2.1	$2.3	$6.5	$6.8
Depreciation and amortization expense	0.9	1.0	2.7	2.9

Discontinued Operations
Rental income	$0.1	$0.3	$0.4	$2.3
Depreciation and amortization expense	—	0.2	0.2	1.5

As of September 30, 2012, our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2012	$400	$835	$(2,481)
2013	760	2,643	(5,748)
2014	11	1,894	(3,054)
2015	5	1,175	(1,372)
2016	5	848	(765)
Thereafter	7	813	(617)
	$1,188	$8,208	$(14,037)

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

See Note 11 “Properties in Default—Intangible Assets and Liabilities” for an estimate of the amortization of intangible assets and liabilities during the next five years related to Properties in Default.

Note 6—Investment in Unconsolidated Joint Venture

We own a 20% interest in the MPG Beacon Venture, LLC joint venture. The joint venture owns One California Plaza and Cerritos Corporate Center. We earn income from the joint venture for providing management services for One California Plaza and leasing services for both joint venture properties. On July 12, 2012, we sold our interest in Stadium Gateway (a joint venture property in which we owned a 20% interest). We received net proceeds of approximately $1 million, including reimbursement of loan reserves.

A summary of transactions and balances with the joint venture is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Management, leasing and development services	$210	$2,550	$1,747	$4,578

	September 30, 2012	December 31, 2011
Accounts receivable	$318	$1,352
Excess distributions received from unconsolidated joint venture	7,700	—

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

	For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011
Unallocated losses	$2,247	$1,150

The cumulative unallocated losses not recorded in our consolidated statements of operations are as follows (in thousands):

	September 30, 2012	September 30, 2011
Cumulative unallocated losses	$2,247	$1,150

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Consolidated Debt

Our consolidated debt is as follows (in thousands, except percentages):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	September 30, 2012	December 31, 2011
Variable-Rate Debt
Plaza Las Fuentes mortgage loan (1)	8/9/2016	4.50%	$33,171	$33,574
KPMG Tower A-Note (2)	10/9/2013	3.21%	320,800	—
KPMG Tower B-Note (3)	10/9/2013	5.31%	44,200	—
Total variable-rate debt			398,171	33,574

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.68%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower	7/1/2013	4.66%	260,000	260,000
3800 Chapman (4)	5/6/2017	5.93%	—	44,370
Plaza Las Fuentes mezzanine loan	8/9/2016	9.88%	11,250	11,250
Total fixed-rate debt			1,552,250	1,596,620
Total debt, excluding mortgages in default			1,950,421	1,630,194

Mortgages in Default
Two California Plaza (5)	5/6/2017	10.50%	470,000	470,000
3800 Chapman (4)	5/6/2017	10.93%	44,370	—
Total mortgages in default			514,370	470,000

Debt Extended/Properties Disposed During 2012
KPMG Tower			—	400,000
Glendale Center			—	125,000
500 Orange Tower			—	110,000
Stadium Towers Plaza			—	100,000
801 North Brand			—	75,540
Brea Corporate Place			—	70,468
Brea Financial Commons			—	38,532
700 North Central			—	27,460
Total debt extended/properties disposed during 2012			—	947,000
Total consolidated debt			2,464,791	3,047,194
Debt discount			(707)	(1,199)
Total consolidated debt, net			$2,464,084	$3,045,995
__________

(1)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50%.

(2)	The interest rate shown for this loan is LIBOR plus 3.00% (the rate in effect beginning on October 10, 2012 per the terms of the amended loan).

(3)	The interest rate shown for this loan is LIBOR plus 5.10% (the rate in effect beginning on October 10, 2012 per the terms of the amended loan).

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

(5)
As of September 30, 2012, our special purpose property-owning subsidiary that owned Two California Plaza was in default under this loan. The interest rate shown for this loan was the default rate as defined in the loan agreement. On October 1, 2012, a trustee sale was

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

held with respect to Two California Plaza pursuant to which the property was disposed. See Note 17 “Subsequent Event.” As a result of the foreclosure, we were relieved of the obligation to repay the mortgage loan secured by the property.

As of September 30, 2012 and December 31, 2011, one-month LIBOR was 0.21% and 0.30%, respectively. The weighted average interest rate of our consolidated debt was 6.17% (or 5.02% excluding mortgages in default) as of September 30, 2012 and 6.87% (or 5.58% excluding mortgages in default) as of December 31, 2011.

As of September 30, 2012, the amount of our consolidated debt (excluding mortgages in default) to be repaid in the next five years is as follows (in thousands):

2012	$140
2013	898,573
2014	600
2015	627
2016	500,481
Thereafter	550,000
$1,950,421

Other than our Plaza Las Fuentes mortgage loan, our debt requires the payment of interest-only until maturity. We make monthly principal payments on our Plaza Las Fuentes mortgage loan, based on a 30-year amortization table. In addition, as part of the extension of the KPMG Tower mortgage loan, we agreed to a full cash sweep of excess operating cash flow, as described below in “—Mortgage Loan Extension.” During the three months ended September 30, 2012, there was no cash swept by the lender to reduce the outstanding principal balance of this loan.

Excluding mortgages in default, as of September 30, 2012, $33.2 million of our consolidated debt may be prepaid without penalty, $991.0 million may be defeased after various lock-out periods (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option, $365.0 million may be prepaid with prepayment penalties, and $11.2 million is locked out from prepayment until June 30, 2013.

Our KPMG Tower mortgage loan matures on October 9, 2013. We do not have a commitment from the lenders to extend further the maturity date of this loan. Further extension or refinancing of the loan may require a paydown (depending on market conditions), funding of additional reserve amounts, or both. We have not yet identified the capital source or sources required to enable us to make any such payments. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to KPMG Tower, and these obligations could be triggered if we dispose of KPMG Tower in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for the redeemed units to a party other than Mr. Maguire. As a result, the tax indemnification period for this property now expires on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our US Bank Tower and 777 Tower mortgage loans mature on July 1, 2013 and November 1, 2013, respectively. We do not have a commitment from the respective lenders to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We have not yet identified the capital source or sources required to enable us to make any such payments. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing these loans on favorable terms or at all, and we may be forced to give back one or both of the assets to the respective lenders. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered if we dispose of US Bank Tower in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. As a result of the redemption of noncontrolling common units held by Mr. Maguire and related entities discussed above, the tax indemnification period for US Bank Tower now expires on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Mortgage Loan Extension

On July 9, 2012, we extended the maturity date of the mortgage loan at KPMG Tower for an additional one year, to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance to $365.0 million. Additionally, we funded a $5.0 million leasing reserve and agreed to a full cash sweep of excess operating cash flow which began on September 9, 2012. Excess operating cash flow (cash flow after the funding of certain reserves, the payment of property operating expenses and the payment of debt service) is being swept by the lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan. As of September 30, 2012, we have fully funded the $1.5 million capital expenditure reserve and have funded $0.6 million of the $5.0 million leasing reserve.

Mortgage Loans Settled Upon Disposition

Glendale Center—

On August 3, 2012, a trustee sale was held with respect to Glendale Center. As a result of the foreclosure, we were relieved of the obligation to repay the $125.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer. We recorded a $13.7 million gain on settlement of debt as part of discontinued operations as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.24 per share for the three months ended September 30, 2012.

500 Orange Tower—

On September 6, 2012, a trustee sale was held with respect to 500 Orange Tower. As a result of the foreclosure, we were relieved of the obligation to repay the $110.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer. We recorded a $65.7 million gain on settlement of debt as part of discontinued operations as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.14 per share for the three months ended September 30, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Mortgages in Default

A summary of our mortgages in default as of September 30, 2012 is as follows (in thousands):

Two California Plaza (1)	$470,000
3800 Chapman	44,370
$514,370
__________

(1)
On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See Note 17 “Subsequent Event.” As a result of the foreclosure, we were relieved of the obligation to repay the mortgage loan secured by the property.

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Nine Months Ended
		September 30, 2012		September 30, 2011
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Two California Plaza (1)	March 7, 2011	$19,674	$17,886	$14,935	$13,773
3800 Chapman	June 6, 2012	847	715	—	—
		$20,521	$18,601	$14,935	$13,773
__________

(1)
On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See Note 17 “Subsequent Event.” As a result of the foreclosure, we were relieved of the obligation to pay the accrued contractual and default interest on the mortgage loan.

Amounts shown in the table above reflect interest expense recorded subsequent to the initial default date.

We have entered into an agreement with the special servicer for 3800 Chapman pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Operating Partnership Contingent Obligations

Non-Recourse Carve Out Guarantees—

All of the Company’s $2.5 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

As of September 30, 2012, to our knowledge the Company had not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $2.5 billion as of September 30, 2012 for all of our loans). The maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

Except for contingent obligations of our Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Note 8—Noncontrolling Interests

Noncontrolling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by MPG Office Trust, Inc. and are presented as noncontrolling interests in the deficit section of our consolidated balance sheet.

Noncontrolling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their noncontrolling common units of our Operating Partnership at any time. At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

dividends, issuance of stock rights, specified extraordinary distributions and similar events. We maintain an effective registration statement to register the resale of shares of our common stock we issue in exchange for noncontrolling common units of our Operating Partnership.

On July 23, 2012 and July 25, 2012, Mr. Maguire and related entities redeemed 3,975,707 and 1,200,544 noncontrolling common units of our Operating Partnership, respectively. During the three and nine months ended September 30, 2012, we issued a total of 5,176,251 and 6,276,251 shares of our common stock, respectively, in exchange for the redeemed units. We received no cash or other consideration for any of the noncontrolling common units redeemed. There were no Operating Partnership units redeemed during 2011.

The following table sets forth the number of noncontrolling common units of our Operating Partnership outstanding and the aggregate redemption value of those units based on the closing price of our common stock as well as the ownership interest of those units in our Operating Partnership on each respective date:

	September 30, 2012	December 31, 2011
Outstanding noncontrolling common units of our Operating Partnership	170,526	6,446,777
Ownership interest in MPG Office, L.P. of outstanding noncontrolling common units	0.3%	11.3%
Aggregate redemption value of outstanding noncontrolling common units of our Operating Partnership (in millions)	$0.6	$12.8

The aggregate redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of a termination or liquidation of the Company and our Operating Partnership. In the event of a termination or liquidation of the Company and our Operating Partnership, it is expected that in most cases each noncontrolling common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

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

Our limited partners’ weighted average share of our net income is as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Weighted average share of net income allocated to noncontrolling common units of our Operating Partnership	2.6%	11.3%	8.2%	11.5%

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

During the nine months ended September 30, 2012, we granted a total of 1,107,637 restricted stock units to our independent directors and certain employees, which are expected to be settled in cash. The fair value of the awards totals $3.5 million as of September 30, 2012, which is being recorded as compensation expense on a straight-line basis over a three-year vesting period. The awards are remeasured at each reporting period, with the vested portion of the award recognized as a liability in the consolidated balance sheet until settlement. As of September 30, 2012, we have recorded $0.3 million in accounts payable and other liabilities in the consolidated balance sheet for these awards.

We have recorded share-based compensation cost as part of general and administrative expense in the consolidated statements of operations as follows (in thousands):

	For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011
Share-based compensation cost	$1,646	$3,022

The unrecognized share-based compensation cost related to unvested share-based payments expected to be recognized in the consolidated statement of operations is as follows (in thousands, except year amounts):

	September 30, 2012	Remaining Weighted Average Vesting Period
Cash-settled awards	$3,210	3 years
Equity-settled awards	1,799	1 year
	$5,009	2 years

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our income per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Numerator:
Net income attributable to MPG Office Trust, Inc.	$92,636	$27,452	$174,395	$115,860
Preferred stock dividends	(4,637)	(4,637)	(13,912)	(14,169)
Preferred stock redemption discount	—	2,780	—	2,780
Net income available to common stockholders	$87,999	$25,595	$160,483	$104,471

Denominator:
Weighted average number of common shares outstanding	56,118,506	49,961,007	52,831,545	49,342,879
Net income available to common stockholders per share – basic	$1.57	$0.51	$3.04	$2.12
The following common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Restricted stock units	1,044,757	607,600	1,044,757	611,350
Nonqualified stock options	1,055,510	972,353	785,510	1,242,353
Nonvested restricted common stock	16,400	604,861	60	604,861

Note 11—Properties in Default

Overview

For purposes of this footnote, Two California Plaza and 3800 Chapman are reported as Properties in Default as of September 30, 2012 because their respective mortgage loans were in default as of that date, and our ultimate goal is to exit the assets. As a result of the defaults under these mortgage loans, pursuant to contractual rights the respective special servicers have required that tenant rental payments be deposited in restricted lockbox accounts. As such, we do not have direct access to these rental payments. As of September 30, 2012, these properties were in receivership, and the respective receivers were managing the operations of the properties. On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See Note 17 “Subsequent Event.”

We have entered into an agreement with the special servicer for 3800 Chapman pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the assets and obligations associated with Properties in Default is as follows (in thousands):

	September 30, 2012	December 31, 2011
Investments in real estate, net (1)	$375,248	$198,226
Restricted cash	31,755	3,053
Deferred rents	5,580	2,540
Deferred leasing costs and value of in-place leases, net	6,557	2,366
Other	3,560	2,075
Assets associated with Properties in Default	$422,700	$208,260

Mortgage loans	$514,370	$313,000
Accounts payable and other liabilities	78,330	44,242
Acquired below-market leases, net	7,669	2,202
Obligations associated with Properties in Default	$600,369	$359,444
__________

(1)	Includes land held for development at Stadium Towers Plaza totaling $7.0 million as of December 31, 2011.

The assets and obligations as of December 31, 2011 shown in the table above include 700 North Central, 801 North Brand, Stadium Towers Plaza and 500 Orange Tower, which were disposed during the nine months ended September 30, 2012.

Intangible Assets and Liabilities

As of September 30, 2012, our estimate of the amortization of intangible assets and liabilities associated with Properties in Default over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2012	$302	$495	$(1,242)
2013	738	1,485	(3,283)
2014	—	1,009	(2,027)
2015	—	390	(731)
2016	—	198	(310)
Thereafter	—	49	(76)
	$1,040	$3,626	$(7,669)

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

During the three months ended September 30, 2012, management determined that there were no properties that showed indications of potential impairment. Therefore, no impairment analysis was required to be performed.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Dispositions, Discontinued Operations and Assets Held for Sale

Dispositions

A summary of our property dispositions during the nine months ended September 30, 2012 is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Net Proceeds	Debt Satisfied	Net Gain Recorded(1)
700 North Central (2)	Glendale, CA	134,168	$—	$27.5	$6.3
801 North Brand (3)	Glendale, CA	282,788	—	75.5	12.0
San Diego Tech Center development rights and adjacent land parcel (4)	San Diego, CA	—	14.0	—	—
Brea Campus (5)	Brea, CA	495,373	—	109.0	43.2
Stadium Towers Plaza and adjacent land parcel (6)	Orange, CA	258,586	—	100.0	73.1
City Tower development land (7)	Orange, CA	—	7.0	—	2.2
Glendale Center (8)	Glendale, CA	396,000	—	125.0	52.4
500 Orange Tower (9)	Orange, CA	335,898	—	110.0	72.5
		1,902,813	$21.0	$547.0	$261.7
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

(6)	We recorded a $3.1 million gain on sale of real estate and a $70.0 million gain on settlement of debt during the three months ended June 30, 2012 upon disposition of these properties.

(7)	We recorded a $2.2 million gain on sale of real estate during the three months ended June 30, 2012 upon disposition of this property.

(8)	We recorded a $38.7 million gain on sale of real estate and a $13.7 million gain on settlement of debt during the three months ended September 30, 2012 upon disposition of this property.

(9)	We recorded a $6.8 million gain on sale of real estate and a $65.7 million gain on settlement of debt during the three months ended September 30, 2012 upon disposition of this property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Discontinued Operations

The results of operations of 500 Orange Tower, Glendale Center, Stadium Towers Plaza, Brea Campus, 700 North Central, 801 North Brand, 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson and City Tower are reflected in the consolidated statements of operations as discontinued operations. The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Revenue:
Rental	$1,805	$10,306	$14,732	$40,962
Tenant reimbursements	28	410	532	3,812
Hotel operations	—	—	—	8,368
Parking	177	837	1,210	3,678
Interest and other	350	34	2,985	247
Total revenue	2,360	11,587	19,459	57,067

Expenses:
Rental property operating and maintenance	659	3,651	4,644	14,562
Hotel operating and maintenance	—	—	—	6,039
Real estate taxes	200	1,028	1,775	4,500
Parking	44	168	251	862
Other expense	—	192	232	579
Depreciation and amortization	650	3,895	5,268	18,989
Impairment of long-lived assets	—	9,330	—	23,218
Interest	3,226	12,059	23,115	53,712
Loss from early extinguishment of debt	—	—	—	235
Total expenses	4,779	30,323	35,285	122,696

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(2,419)	(18,736)	(15,826)	(65,629)
Gains on settlement of debt	79,383	62,531	194,986	190,380
Gains on sale of real estate	45,483	10,215	66,707	73,844
Income from discontinued operations	$122,447	$54,010	$245,867	$198,595

Interest expense included in discontinued operations relates to interest on mortgage loans secured by disposed properties.

Assets Held for Sale

As of December 31, 2011, land held for development at San Diego Tech Center totaling $14.0 million was classified as held for sale. As of September 30, 2012, none of our properties were classified as held for sale.

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax (“AMT”)) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. We may also be subject to certain state or local income taxes, or franchise taxes on our REIT activities. We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes.

We recorded the following tax provisions as part of other expense in our consolidated statements of operations (in thousands):

	For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011
Tax expense recorded by:
MPG Office Trust, Inc.	$737	$—
TRS entities	79	1,501
	$816	$1,501

MPG Office Trust, Inc. and certain of our TRS entities had the following net operating loss (“NOL”) carryforwards as of December 31, 2011 (in millions, except years):

	Earliest Expiration Year	December 31, 2011
Federal: (1)
MPG Office Trust, Inc.	2023	$842
TRS entities (2)	2025	209
		$1,051

State: (1)
MPG Office Trust, Inc.	2013	$909
TRS entities (2)	2013	108
		$1,017
__________

(1)	We recorded a full valuation allowance against these deferred tax assets since we did not expect to realize any of our NOL carryforwards as of December 31, 2011.

(2)	While we are still determining what business activities will be conducted at our TRS entities in the future, it is not likely that we will utilize any of the NOL carryforwards at these entities.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

These amounts can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In the absence of distributions to stockholders, our NOL carryforwards may fully offset REIT taxable income for federal income tax purposes. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three‑year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result, if we undertake certain strategic alternatives or capital raising opportunities to generate cash, or if trading in our stock exceeds certain levels and meets other requirements, we may undergo an “ownership change” and our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations.

During the three and nine months ended September 30, 2012, MPG Office Trust, Inc. generated approximately $70 million of taxable income. Generally, a REIT that distributes dividends to its stockholders in an amount that equals or exceeds its taxable income may avoid federal income taxes that would otherwise be taxed at a corporate tax rate of 35%. Alternatively, we may choose to use our NOL carryforwards to offset all of our regular taxable income to the extent that we have sufficient NOL carryforwards available. However, for AMT purposes, we may only offset 90% of our income subject to AMT with NOL carryforwards. Accordingly, the remaining 10% of our income subject to AMT would be at the federal AMT rate of 20%. Therefore, assuming full use of our NOL carryforwards to shield our taxable income, we would have a federal effective tax rate of 2%, representing AMT.

For California purposes, we also expect to fully utilize NOL carryforwards to offset California income in 2012. Similar to the federal AMT rules, income subject to AMT for California purposes may be offset up to 90% with California NOL carryforwards. Accordingly, we would have to pay California franchise tax on the remaining 10% of our California income subject to AMT at the California AMT rate of 6.65%, resulting in a California effective tax rate of 0.665%. However, MPG Office Trust, Inc. has approximately $0.7 million of California enterprise zone credits as of December 31, 2011 that may be applied against its California franchise tax or California AMT related to California enterprise zone income. The California enterprise zone credits may be carried forward until fully exhausted and do not expire. We expect to utilize a portion of these credits to offset our 2012 California AMT.

From 2008 through 2011, the State of California suspended the use of NOL carryforwards to offset taxable income for California franchise tax purposes, and it is possible that California will extend this legislation to 2012 and future taxable years, however, as of September 30, 2012, no guidance has been issued. If our California NOL carryforwards continue to be suspended, while we generally would not be required to pay California franchise tax to the extent we distribute our taxable income to our stockholders, if we recognize taxable income or gain but have insufficient cash to fully distribute such income or gain to our stockholders such as upon a foreclosure or sale of one of our assets not generating significant cash proceeds, or potentially in the case of a change of control of our Company in a taxable transaction but not generating sufficient cash, or if we choose not to distribute cash to our stockholders, we would not be able to use our NOL carryforwards to offset such taxable income or gain for California franchise tax purposes. In that case, to the extent that our California NOL carryforwards did not offset our California taxable income, it would be subject to the regular California corporate tax rate of 8.84%.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Our interest rate swap expired on August 9, 2012.

Note 16—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow. Some of our mortgage loans bear interest at a variable rate. We seek to minimize the volatility that changes in interest rates have on our variable-rate debt by entering into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in other accumulated comprehensive income (loss) in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

A summary of the fair value of our derivative financial instruments is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accounts payable and other liabilities	$—	$(13,325)

Our interest rate swap expired on August 9, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the nine months ended:
September 30, 2012	$13,325	$792	Interest expense
September 30, 2011	14,652	903	Interest expense

Interest Rate Swap—

Prior to August 9, 2012 and as of December 31, 2011, we held an interest rate swap with a notional amount of $425.0 million, of which $400.0 million was assigned to the KPMG Tower mortgage loan. We recorded unrealized gains totaling $0.8 million and $0.9 million as part of continuing operations during the nine months ended September 30, 2012 and 2011, respectively, due to hedge ineffectiveness related to this swap. The swap required net settlement each month and expired on August 9, 2012.

We were required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeded a $5.0 million obligation. As of December 31, 2011, we had transferred $9.9 million in cash to our counterparty to satisfy our collateral posting requirement under the swap, which is included in restricted cash in the consolidated balance sheet. Prior to the expiration of the swap, all collateral held by our counterparty had been returned to us.

Interest Rate Caps—

We hold interest rate caps pursuant to the terms of certain of our mortgage and mezzanine loan agreements with the following notional amounts (in millions):

	September 30, 2012	December 31, 2011
Brea Campus	$—	$109.0
Plaza Las Fuentes mortgage loan	33.6	33.6
	$33.6	$142.6

The fair value of our interest rate caps was immaterial as of September 30, 2012 and December 31, 2011.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, and accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated fair value and the carrying amount of our mortgage and mezzanine loans (excluding mortgages in default) are as follows (in millions):

September 30, 2012
Estimated fair value	$1,415
Carrying amount	1,950

We calculated the fair value of these mortgage and mezzanine loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

The carrying amount of mortgages in default totals $514.4 million as of September 30, 2012, and they bear contractual interest at rates ranging from 10.50% to 10.93%. As of September 30, 2012, we did not calculate the fair value of these loans, as it was not practicable to do so since there is substantial uncertainty as to their market value.

Note 17—Subsequent Event

Two California Plaza Disposition

On October 1, 2012, a trustee sale was held with respect to Two California Plaza. As a result of the foreclosure, we were relieved of the obligation to repay the $470.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer.

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.7% interest, and the subsidiaries of our Operating Partnership, including MPG TRS Holdings, Inc., MPG TRS Holdings II, Inc., and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of September 30, 2012, our Operating Partnership indirectly owns whole or partial interests in 10 office properties, off-site parking garages, and on-site structured and surface parking (our “Total Portfolio”). We hold an approximate 99.7% interest in our Operating Partnership, and therefore do not completely own the Total Portfolio. Excluding the 80% interest that our Operating Partnership does not own in MPG Beacon Venture, LLC (the “joint venture”), our Operating Partnership’s share of the Total Portfolio is 8.3 million square feet and is referred to as our “Effective Portfolio.” Our Effective Portfolio represents our Operating Partnership’s economic interest in the office properties and parking garages from which we derive our net income or loss, which we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The aggregate square footage of our Effective Portfolio has not been reduced to reflect our limited partners’ 0.3% share of our Operating Partnership.

Our property statistics as of September 30, 2012 are as follows:

	Number of		Total Portfolio			Effective Portfolio
	Properties	Buildings	Square Feet	Parking Square Footage	Parking Spaces	Square Feet	Parking Square Footage	Parking Spaces
LACBD	6	7	7,425,360	3,058,384	9,370	6,596,996	2,697,682	8,320
Other Properties	2	5	519,789	416,290	1,285	258,561	83,258	257
Properties in Default	2	2	1,488,125	888,168	1,958	1,488,125	888,168	1,958
	10	14	9,433,274	4,362,842	12,613	8,343,682	3,669,108	10,535
Percentage Leased
LACBD			78.7%			79.1%
Other Properties			100.0%			100.0%
Properties in Default			76.3%			76.3%

We directly manage the properties in our Total Portfolio through our Operating Partnership and/or our Services Companies, except for Two California Plaza and 3800 Chapman (each of which was in receivership as of September 30, 2012) and Cerritos Corporate Center (a joint venture property).

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our on- and off-site parking garages. We receive income from the joint venture for providing management services for One California Plaza and leasing services for both joint venture properties.

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have maintained our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses.

Sources and Uses of Liquidity

Our potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Unrestricted and restricted cash;	•	Property operations and corporate expenses;
•	Cash generated from operations;	•	Capital expenditures (including commissions and tenant improvements);
•	Asset dispositions;	•	Payments in connection with loans (including debt service, principal payment obligations and payments to extend, refinance or exit loans);
•	Proceeds from public or private issuance of debt or equity securities;	•	Entitlement-related costs; and/or
•	Cash generated from the contribution of existing assets to joint ventures; and/or	•	Distributions to common and preferred stockholders and unit holders.
•	Proceeds from additional secured or unsecured debt financings.

Potential Sources of Liquidity—

We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund all of our potential needs, including 2013 debt maturities with respect to our US Bank Tower, KPMG Tower and 777 Tower mortgage loans. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing our existing debt, including our debt maturities at US Bank Tower, KPMG Tower and 777 Tower on favorable terms or at all, and we may be forced to give back one or more of these assets to the relevant mortgage lenders. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs.

Our ability to sell our properties to raise capital is not assured. Companies known to be liquidating assets in order to fund liquidity needs may lose negotiation and pricing power. Accordingly, if we are forced to sell properties to meet our liquidity requirements, the sale prices may reflect discounts to fair value. We also believe that the concentration of our properties in downtown Los Angeles creates operating and leasing synergies that

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

enhance the value of our company. Selling properties on a one-off basis to fund liquidity needs, therefore, may diminish those synergies and decrease the value of our remaining portfolio of properties. Our tax basis in each of our properties is substantially less than the value of those properties and, in some cases, the amount of indebtedness encumbering those properties. Accordingly, asset sales may cause us to become liable for material taxes. Asset sales also could require us to incur potentially significant transaction expenses, even if our efforts to sell an asset are not successful. In addition, asset sales typically take significantly longer to complete than issuances of debt or equity securities, exposing us to additional market and economic risks.

Our ability to access the capital markets to raise capital is highly uncertain. Our substantial indebtedness may prevent us from being able to raise debt financing on acceptable terms, or at all. We believe we are unlikely to be able to raise equity capital in the capital markets.

Future sources of significant cash are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. In addition, our inability to secure adequate sources of liquidity could lead to our eventual insolvency. For a further discussion of risks associated with (among other matters) loan defaults, economic conditions, our liquidity position and our substantial indebtedness, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

Unrestricted and Restricted Cash—

A summary of our cash position as of September 30, 2012 is as follows (in millions):

Unrestricted cash and cash equivalents	$117.4
Restricted cash:
Leasing and capital expenditure reserves	14.1
Tax, insurance and other working capital reserves	15.3
Prepaid rent reserves	11.2
Collateral accounts	0.6
Total restricted cash, excluding mortgages in default	41.2
Total restricted cash and unrestricted cash and cash equivalents, excluding mortgages in default	158.6
Restricted cash of mortgages in default	31.8
$190.4

The leasing and capital expenditure, tax, insurance and other working capital, and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The collateral accounts are held by our counterparties under other obligations.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is a summary of our available leasing reserves (excluding mortgages in default) as of September 30, 2012 (in millions):

Restricted Cash Accounts
LACBD properties	$12.4
Plaza Las Fuentes	0.1
$12.5

Other than at KPMG Tower, the leasing reserves at our LACBD properties have been exhausted in large part, and future leasing costs will need to be funded primarily from property-generated cash flow.

Cash Generated from Operations—

Our cash generated from operations is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent from our tenants. Net cash generated from operations is tied to our level of operating expenses and other general and administrative costs, described below under “—Potential Uses of Liquidity.”

Occupancy levels. Our overall occupancy levels in the LACBD as of September 30, 2012 are lower than our year end 2011 levels. We expect our occupancy levels in 2013 to be flat or lower than current levels for the following reasons (among others):

•	We are experiencing aggressive competition from other property owners.

•	Some of our current tenants are downsizing their space upon renewal.

•	Our perceived liquidity challenges and recent loan defaults may have impacted potential tenants’ willingness to enter into leases with us.

•	Economic conditions and stock market volatility have resulted in some companies shifting to a more cautionary mode with respect to leasing office space.

•	Some of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent).

•	We face competition from high-quality sublease space, particularly in the LACBD.

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

Rental rates. Average asking rental rates in the LACBD were essentially flat during the nine months ended September 30, 2012. On average, our in-place rents are generally close to current market in the LACBD and above market at Plaza Las Fuentes. Because of economic volatility and uncertainty, rental rates may decline during 2013.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of September 30, 2012, our 20 largest tenants represented 55.0% of the LACBD’s total annualized rental revenue. In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due to us from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

Asset Dispositions—

During the past several years, we have systematically disposed of assets in order to (1) preserve cash, through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the disposition of strategically‑identified non-core properties with positive equity value.

Cash-Preserving Dispositions—

During 2011, we disposed of development land and 1.7 million square feet of office space. These transactions resulted in the elimination of $483.8 million of debt and the generation of $20.3 million in net proceeds (after the repayment of debt).

During the nine months ended September 30, 2012, we closed the following cash-preserving transactions:

•
On February 2, 2012, trustee sales were held with respect to 700 North Central and 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosures, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by 700 North Central and the $75.5 million mortgage loan secured by 801 North Brand as well as accrued contractual and default interest on both loans. In addition, we received a general release of claims under the loan documents pursuant to previous in-place agreements with the special servicer.

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

•
On May 18, 2012, trustee sales were held with respect to Stadium Towers Plaza and an adjacent land parcel. As a result of the foreclosures, we were relieved of the obligation to repay the $100.0 million mortgage loan secured by the properties as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer.

•
On August 3, 2012, a trustee sale was held with respect to Glendale Center. As a result of the foreclosure, we were relieved of the obligation to repay the $125.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•
On September 6, 2012, a trustee sale was held with respect to 500 Orange Tower. As a result of the foreclosure, we were relieved of the obligation to repay the $110.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer.

We have exited, have entered into agreements to exit and may potentially exit additional non-core assets during the remainder of 2012 and 2013:

•
On October 1, 2012, a trustee sale was held with respect to Two California Plaza. As a result of the foreclosure, we were relieved of the obligation to repay the $470.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer. See “Subsequent Event.”

•
We have entered into an agreement with the special servicer for 3800 Chapman pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Also pursuant to this agreement, our Operating Partnership received a release from all claims under the guaranty of partial payment.

Cash-Generating Dispositions—

During the nine months ended September 30, 2012, we closed the following cash-generating transactions:

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

•	On May 25, 2012, we disposed of the City Tower development land. We received net proceeds of approximately $7 million, which will be used for general corporate purposes.

•
On July 12, 2012, we sold our interest in Stadium Gateway (a joint venture property in which we owned a 20% interest). We received net proceeds of approximately $1 million, including reimbursement of loan reserves, which will be used for general corporate purposes.

We do not anticipate any substantial cash-generating dispositions in the near term, and we have a very limited number of assets remaining that could be sold to generate net cash proceeds. Although not currently contemplated, we currently believe that we could sell 777 Tower and the adjacent 755 South Figueroa land parcel to generate net cash proceeds. However, if we choose to pursue such a disposition, we cannot assure you that such a disposition could be completed in a timely manner or on terms acceptable to us.

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

As a condition to the continuation of the tax indemnification period to its maximum length, Mr. Maguire and related entities must maintain ownership of noncontrolling common units (or shares of common stock received by Mr. Maguire and related entities in exchange for noncontrolling common units of our Operating Partnership in accordance with Section 8.6B of the Amended and Restated Agreement of Limited Partnership of MPG Office, L.P., as amended) of our Operating Partnership equal to 50% of the units received by them in the formation transactions. As of the measurement date, Mr. Maguire met the 50% ownership requirement and the tax indemnification periods were extended to June 27, 2013.

On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for these units. At Mr. Maguire’s request, we issued the common stock to a party not related to Mr. Maguire. The redemption of these units and subsequent issuance of the common stock to a party not related to Mr. Maguire causes Robert F. Maguire III and related entities to fall below the 50% ownership requirement set forth in his contribution agreement. As a result, all tax indemnification in favor of him and related entities, as well as all remaining limited partners, now expires on June 27, 2013. Therefore, pursuant to the terms of the contribution agreement, all restrictions on disposition relating to the following assets now expire on June 27, 2013: Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes.

Proceeds from Public or Private Issuance of Debt or Equity Securities—

Due to market conditions and our high leverage level, among other factors, it would be extremely difficult to raise cash through public or private issuance of debt or equity securities on favorable terms or at all. In the event of a successful issuance, existing equity holders would likely face substantial dilution.

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

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings. Additionally, we do not believe that we will be able to obtain any significant unsecured financings on terms acceptable to us in the near future.

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

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses. All of our business units underwent a thorough budgeting process in the fourth quarter of 2011 to allow for support of the Company’s 2012 business plan, while preserving unrestricted cash. Management continues to look for opportunities to reduce general and administrative expenses. Our completed and any future property dispositions may further reduce these expenses. Regardless of these efforts, operating our properties and business requires a significant amount of capital.

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

As of September 30, 2012, we had executed leases (excluding those related to mortgages in default) that contractually commit us to pay $41.5 million for leasing costs, of which $14.0 million is contractually due in 2013, $1.0 million in 2014, $6.2 million in 2015, $0.5 million in 2016 and $11.7 million in 2017 and thereafter. The remaining $8.1 million is contractually available for payment to tenants upon request during 2012, but actual payment is largely determined by the timing of requests from those tenants.

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

As included in the summary table of available leasing reserves shown above, we have $12.5 million in available leasing reserves as of September 30, 2012. At our LACBD properties, we incurred approximately $57 per square foot, $30 per square foot and $30 per square foot in leasing costs on new and renewal leases executed during the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of September 30, 2012, we had $2.5 billion of total consolidated debt, including $0.5 billion of debt associated with mortgages in default (as described below). Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. With the exception of the mortgages in default, cash is

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, effective September 9, 2012, excess operating cash flow from KPMG Tower is being swept by the lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan. As of September 30, 2012, we have fully funded the $1.5 million capital expenditure reserve and have funded $0.6 million of the $5.0 million leasing reserve.

During the nine months ended September 30, 2012, we made debt service payments totaling $87.5 million, and the respective special servicers of the mortgages in default applied $8.2 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 500 Orange Tower and 3800 Chapman. We made no debt service payments with unrestricted cash during the nine months ended September 30, 2012 related to mortgages in default subsequent to the applicable default date.

Certain of our special purpose property-owning subsidiaries were in default as of September 30, 2012 under commercial mortgage-backed securities (“CMBS”) mortgages totaling $514.4 million secured by Two California Plaza and 3800 Chapman. We remained the title holder on each of these assets as of September 30, 2012. On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which we were relieved of the obligation to repay the $470.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer. See “Subsequent Event.” We have entered into an agreement with the special servicer for 3800 Chapman pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit.

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

As of September 30, 2012, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$365.0
777 Tower	273.0
US Bank Tower	260.0
Principal payable at maturity	$898.0

Our KPMG Tower mortgage loan matures on October 9, 2013. We do not have a commitment from the lenders to extend further the maturity date of this loan. Further extension or refinancing of the loan may require a paydown (depending on market conditions), funding of additional reserve amounts, or both. We have not yet identified the capital source or sources required to enable us to make any such payments. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. We are subject to tax indemnification

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

obligations to Mr. Maguire and other contributors with respect to KPMG Tower, and these obligations could be triggered if we dispose of KPMG Tower in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. On July 23, 2012, we received notices from Mr. Maguire and related entities requesting the redemption of 3,975,707 noncontrolling common units. On July 24, 2012, we issued 3,975,707 shares of common stock in exchange for the redeemed units to a party other than Mr. Maguire. As a result, the tax indemnification period for this property now expires on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our US Bank Tower and 777 Tower mortgage loans mature in July 1, 2013 and November 1, 2013, respectively. We do not have a commitment from the respective lenders to extend the maturity dates of these loans. These loans may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We have not yet identified the capital source or sources required to enable us to make any such payments. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing these loans on favorable terms or at all, and we may be forced to give back one or both of the assets to the respective lenders. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to US Bank Tower, and these obligations could be triggered if we dispose of US Bank Tower in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. As a result of the redemption of noncontrolling common units held by Mr. Maguire and related entities discussed above, the tax indemnification period for US Bank Tower now expires on June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to US Bank Tower.

Payments to Extend, Refinance, Modify or Exit Loans. We continue to have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Recently, extending or refinancing loans has required principal paydowns, the funding of additional reserve amounts and the payment of certain fees to, and expenses of, the applicable lenders. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

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

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of October 31, 2012, we have missed 16 quarterly dividend payments. The amount of dividends in arrears totals $74.2 million.

All distributions to our common stockholders, preferred stockholders and Operating Partnership common unit holders are at the discretion of the board of directors. The actual amount and timing of distributions in 2012 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), and no assurance can be given as to the amounts or timing of future distributions.

Tax Basis of Operating Partnership Assets—

Selected information, including federal net tax basis amounts, for the Operating Partnership’s assets as of September 30, 2012 is as follows (in millions):

Property	OP Asset Tax Basis (Adjusted for Depreciation) (1)	Section 704(c) Built-in Gain Allocable to Limited Partners (1)	Section 704(c) Built-in Gain Allocable to MPG (1)	Additional MPG Section 743(b) Basis (Adjusted for Depreciation)
Wholly Owned Properties:
Wells Fargo Tower	$218.4	$8.9	$85.9	$123.0
777 Tower	316.1	—	—	7.7
US Bank Tower	159.4	21.5	106.7	145.7
Gas Company Tower	200.6	27.5	32.1	75.2
KPMG Tower	84.5	7.3	195.3	165.9
Plaza Las Fuentes	17.3	0.2	24.9	27.8
Other	3.6	—	—	—
Total wholly owned properties	999.9	65.4	444.9	545.3

Joint Venture Properties: (2)
One California Plaza (3)	39.2	0.2	82.2	3.7
Cerritos Corporate Center	16.6	—	—	(0.7)
Total joint venture properties	55.8	0.2	82.2	3.0
	$1,055.7	$65.6	$527.1	$548.3
__________

(1)
Any remaining gain in excess of the Section 704(c) built-in gains listed above would be allocated to MPG Office Trust, Inc. and the limited partners of the Operating Partnership at their respective ownership percentages. As of September 30, 2012, those percentages are 99.7% and 0.3%, respectively.

(2)	These amounts represent our pro-rata 20% interest in the unconsolidated joint venture’s total adjusted tax basis in the respective asset shown.

(3)
The Operating Partnership has a Section 704(c) built-in gain of $82.4 million (shown above) in One California Plaza as of September 30, 2012. The joint venture has elected to use the remedial method with respect to the Section 704(c) gain in One California Plaza. This built-in gain must be considered in determining any gain allocable to the Operating Partnership if One California Plaza is sold or otherwise disposed.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of September 30, 2012, our Operating Partnership also has tax basis in the stock of its three wholly owned TRS entities (in millions):

Tax Basis in TRS Stock
MPG TRS Holdings, Inc.	$95
MPG TRS Holdings II, Inc.	121
MPG Office Trust Services, Inc.	16

Indebtedness

Mortgage Loans

As of September 30, 2012, our consolidated debt was comprised of mortgage and mezzanine loans secured by eight properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.21% as of September 30, 2012. A summary of our consolidated debt as of September 30, 2012 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,552.2	62.98%	5.40%	3 years
Variable-rate	398.2	16.15%	3.55%	1 year
Total debt, excluding mortgages in default	1,950.4	79.13%	5.02%	3 years
Mortgages in default	514.4	20.87%	10.54%
	$2,464.8	100.00%	6.17%

As of September 30, 2012, our ratio of total consolidated debt to total consolidated market capitalization was 85.0% of our total market capitalization of $2.9 billion (based on the closing price of our common stock of $3.35 per share on the NYSE on September 28, 2012). Our ratio of total consolidated debt plus liquidation preference of the Series A preferred stock to total consolidated market capitalization was 93.4% as of September 30, 2012. Our total consolidated market capitalization includes the book value of our consolidated debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and noncontrolling common units of our Operating Partnership as of September 28, 2012.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2012 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Variable-Rate Debt (2)
Plaza Las Fuentes mortgage loan (3)	4.50%	8/9/2016	$33,171	$1,513
KPMG Tower A-Note (4)	3.21%	10/9/2013	320,800	10,455
KPMG Tower B-Note (5)	5.31%	10/9/2013	44,200	2,382
Total variable-rate debt			398,171	14,350

Fixed-Rate Debt
Wells Fargo Tower	5.68%	4/6/2017	550,000	31,649
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower	4.66%	7/1/2013	260,000	12,284
Plaza Las Fuentes mezzanine loan	9.88%	8/9/2016	11,250	1,111
Total fixed-rate rate debt			1,552,250	84,912
Total debt, excluding mortgages in default			1,950,421	99,262

Mortgages in Default
Two California Plaza (6)	10.50%	5/6/2017	470,000	50,034
3800 Chapman (7)	10.93%	5/6/2017	44,370	4,915
Total mortgages in default			514,370	54,949
Total consolidated debt			2,464,791	$154,211
Debt discount			(707)
Total consolidated debt, net			$2,464,084
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The September 30, 2012 one-month LIBOR rate of 0.21% was used to calculate interest on the variable-rate loans.

(3)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50%.

(4)
This loan bears interest at a rate of LIBOR plus 3.00% (the rate in effect beginning on October 10, 2012 per the terms of the amended loan). Annual debt service is calculated using the interest rate in effect as of October 10, 2012.

(5)
This loan bears interest at a rate of LIBOR plus 5.10% (the rate in effect beginning on October 10, 2012 per the terms of the amended loan). Annual debt service is calculated using the interest rate in effect as of October 10, 2012.

(6)
As of September 30, 2012, our special purpose property-owning subsidiary that owned Two California Plaza was in default under this loan. The interest rate shown for this loan was the default rate as defined in the loan agreement. On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See “Subsequent Event.” As a result of the foreclosure, we were relieved of the obligation to repay the mortgage loan secured by the property.

(7)
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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mortgage Loan Extension

On July 9, 2012, we extended the maturity date of the mortgage loan at KPMG Tower for an additional one year, to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance to $365.0 million. Additionally, we funded a $5.0 million leasing reserve and agreed to a full cash sweep of excess operating cash flow which began on September 9, 2012. Excess operating cash flow (cash flow after the funding of certain reserves, the payment of property operating expenses and the payment of debt service) is being applied to fund a $1.5 million capital expenditure reserve, to fund an additional $5.0 million into the leasing reserve, and thereafter, to reduce the outstanding principal balance of the loan. As of September 30, 2012, we have fully funded the capital expenditure reserve and have funded $0.6 million of the additional leasing reserve.

Mortgage Loans Settled Upon Disposition

Glendale Center—

On August 3, 2012, a trustee sale was held with respect to Glendale Center. As a result of the foreclosure, we were relieved of the obligation to repay the $125.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer. We recorded a $13.7 million gain on settlement of debt as part of discontinued operations as a result of the difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition.

500 Orange Tower—

On September 6, 2012, a trustee sale was held with respect to 500 Orange Tower. As a result of the foreclosure, we were relieved of the obligation to repay the $110.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer. We recorded a $65.7 million gain on settlement of debt as part of discontinued operations as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

Mortgages in Default

A summary of our mortgages in default as of September 30, 2012 is as follows (in thousands):

Two California Plaza (1)	$470,000
3800 Chapman	44,370
$514,370
__________

(1)
On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See “Subsequent Event.” As a result of the foreclosure, we were relieved of the obligation to repay the mortgage loan secured by the property.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The interest expense recorded as part of continuing operations in our consolidated statements of operations related to mortgages in default is as follows (in thousands):

		For the Nine Months Ended
		September 30, 2012		September 30, 2011
Property	Initial Default Date	Contractual Interest	Default Interest	Contractual Interest	Default Interest
Two California Plaza (1)	March 7, 2011	$19,674	$17,886	$14,935	$13,773
3800 Chapman	June 6, 2012	847	715	—	—
		$20,521	$18,601	$14,935	$13,773
___________

(1)
On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See “Subsequent Event.” As a result of the foreclosure, we were relieved of the obligation to pay the accrued contractual and default interest on the mortgage loan.

Amounts shown in the table above reflect interest expense recorded subsequent to the initial default date.

We have entered into an agreement with the special servicer for 3800 Chapman pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Operating Partnership Contingent Obligations

Non-Recourse Carve Out Guarantees—

All of the Company’s $2.5 billion of consolidated debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against our Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

As of September 30, 2012, to our knowledge the Company had not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount our Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $2.5 billion as of September 30, 2012 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to our Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from our Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

In the event that any of these triggering events occur and the loans become partially or fully recourse against our Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, we are required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2012. Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.06 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.84 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30‑year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove the Company as property manager of Gas Company Tower.

Pursuant to the terms of the Gas Company Tower, KPMG Tower, Plaza Las Fuentes and Wells Fargo Tower mortgage loan agreements and the Plaza Las Fuentes mezzanine loan agreement, we are required to provide annual audited financial statements of MPG Office Trust, Inc. to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

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

Comparison of the Three Months Ended September 30, 2012 to September 30, 2011

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	9/30/2012	9/30/2011			9/30/2012	9/30/2011
Revenue:
Rental	$31.2	$33.9	$(2.7)	(8)%	$38.4	$41.2	$(2.8)	(7)%
Tenant reimbursements	16.0	16.4	(0.4)	(2)%	19.7	20.5	(0.8)	(4)%
Parking	6.7	6.8	(0.1)	(1)%	7.7	8.2	(0.5)	(6)%
Management, leasing and development services	—	—	—	—%	0.4	2.6	(2.2)	(85)%
Interest and other	0.1	0.1	—	100%	1.5	0.6	0.9	150%
Total revenue	54.0	57.2	(3.2)	(6)%	67.7	73.1	(5.4)	(7)%

Expenses:
Rental property operating and maintenance	15.0	14.0	1.0	7%	19.2	17.4	1.8	10%
Real estate taxes	5.0	5.1	(0.1)	(2)%	6.4	6.5	(0.1)	(2)%
Parking	1.8	1.9	(0.1)	(5)%	2.0	2.1	(0.1)	(5)%
General and administrative	—	—	—	—%	5.9	5.3	0.6	11%
Other expense	0.1	0.1	—	—%	1.8	1.8	—	—%
Depreciation and amortization	14.5	15.7	(1.2)	(8)%	19.1	21.0	(1.9)	(9)%
Interest	26.9	29.5	(2.6)	(9)%	40.7	42.8	(2.1)	(5)%
Total expenses	63.3	66.3	(3.0)	(5)%	95.1	96.9	(1.8)	(2)%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture	(9.3)	(9.1)	(0.2)		(27.4)	(23.8)	(3.6)
Equity in net income (loss) of unconsolidated joint venture	—	—	—		—	0.2	(0.2)
Loss from continuing operations	$(9.3)	$(9.1)	$(0.2)		$(27.4)	$(23.6)	$(3.8)
Income from discontinued operations					$122.4	$54.0	$68.4

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Revenue

Same Properties Portfolio rental revenue decreased $2.7 million, or 8%, while Total Portfolio rental revenue decreased $2.8 million, or 7%, for the three months ended September 30, 2012 as compared to September 30, 2011, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2012 at our core properties.

Management, Leasing and Development Services Revenue

Total Portfolio management, leasing and development services revenue decreased $2.2 million, or 85%, for the three months ended September 30, 2012 as compared to September 30, 2011, mainly due to a reduction in leasing commissions earned from the joint venture. Additionally, management and advisory fee revenue earned from the joint venture declined due to fewer properties under management due to the disposition by the joint venture of Wells Fargo Center – Denver and San Diego Tech Center on March 30, 2012.

Interest and Other Revenue

Total Portfolio interest and other revenue increased $0.9 million for the three months ended September 30, 2012 as compared to September 30, 2011, primarily due to recognition of deferred management fee revenue for Stadium Gateway, a joint venture property in which we sold our interest on July 12, 2012.

Rental Property Operating and Maintenance Expense

Same Properties Portfolio rental property operating and maintenance expense increased $1.0 million, or 7%, while Total Portfolio rental operating and maintenance expense increased $1.8 million, or 10%, for the three months ended September 30, 2012 as compared to September 30, 2011, primarily due to increased building repair and maintenance costs across the portfolio combined with higher utility costs resulting from increased occupancy at certain properties.

General and Administrative Expense

Total Portfolio general and administrative expense increased $0.6 million, or 11%, for the three months ended September 30, 2012 as compared to September 30, 2011, mainly due to increased professional services fees.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $1.2 million, or 8%, while Total Portfolio depreciation and amortization expense decreased $1.9 million, or 9%, for the three months ended September 30, 2012 as compared to September 30, 2011, primarily due to lower amortization of lease-related costs during 2012 as a result of lease terminations in 2011.

Interest Expense

Same Properties Portfolio interest expense decreased $2.6 million, or 9%, while Total Portfolio interest expense decreased $2.1 million, or 5%, for the three months ended September 30, 2012 as compared to September 30, 2011, primarily due to the expiration of the KPMG Tower interest rate swap on August 9, 2012, which was partially offset by interest expense on the Plaza Las Fuentes mezzanine loan that was obtained in the fourth quarter of 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discontinued Operations

Our income from discontinued operations of $122.4 million for the three months ended September 30, 2012 was primarily comprised of a $79.4 million gain on settlement of debt and a $45.5 million gain on sale of real estate recorded in connection with the disposition of Glendale Center and 500 Orange Tower. Our income from discontinued operations of $54.0 million for the three months ended September 30, 2011 was primarily comprised of a $62.5 million gain on settlement of debt and a $10.2 million gain on sale of real estate recorded in connection with the disposition of City Tower.

Comparison of the Nine Months Ended September 30, 2012 to September 30, 2011

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	Same Properties Portfolio				Total Portfolio
	For the Nine Months Ended		Increase/ (Decrease)	% Change	For the Nine Months Ended		Increase/ (Decrease)	% Change
	9/30/2012	9/30/2011			9/30/2012	9/30/2011
Revenue:
Rental	$92.5	$101.8	$(9.3)	(9)%	$113.9	$123.9	$(10.0)	(8)%
Tenant reimbursements	46.9	48.7	(1.8)	(4)%	57.5	60.1	(2.6)	(4)%
Parking	20.5	20.6	(0.1)	—%	24.0	24.4	(0.4)	(2)%
Management, leasing and development services	—	—	—	—%	2.2	4.7	(2.5)	(53)%
Interest and other	1.1	0.2	0.9	100%	15.8	2.5	13.3	532%
Total revenue	161.0	171.3	(10.3)	(6)%	213.4	215.6	(2.2)	(1)%

Expenses:
Rental property operating and maintenance	41.9	41.0	0.9	2%	53.0	51.1	1.9	4%
Real estate taxes	14.9	15.1	(0.2)	(1)%	18.5	18.9	(0.4)	(2)%
Parking	5.6	6.0	(0.4)	(7)%	6.1	6.5	(0.4)	(6)%
General and administrative	—	—	—	—%	17.7	17.2	0.5	3%
Other expense	0.2	0.2	—	—%	6.1	5.1	1.0	20%
Depreciation and amortization	43.7	46.2	(2.5)	(5)%	57.6	61.0	(3.4)	(6)%
Impairment of long-lived assets	—	—	—	—%	2.1	—	2.1
Interest	86.2	87.8	(1.6)	(2)%	126.8	125.0	1.8	1%
Loss from early extinguishment of debt	—	0.2	(0.2)	(100)%	—	0.2	(0.2)	(100)%
Total expenses	192.5	196.5	(4.0)	(2)%	287.9	285.0	2.9	1%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture	(31.5)	(25.2)	(6.3)		(74.5)	(69.4)	(5.1)
Equity in net income (loss) of unconsolidated joint venture	—	—	—		14.3	(0.1)	14.4
Loss from continuing operations	$(31.5)	$(25.2)	$(6.3)		$(60.2)	$(69.5)	$9.3
Income from discontinued operations					$245.9	$198.6	$47.3

Rental Revenue

Same Properties Portfolio rental revenue decreased $9.3 million, or 9%, while Total Portfolio rental revenue decreased $10.0 million, or 8%, for the nine months ended September 30, 2012 as compared to September 30, 2011, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2011 at our core properties.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tenant Reimbursements Revenue

Same Properties Portfolio tenant reimbursements revenue decreased $1.8 million, or 4%, while Total Portfolio tenant reimbursements revenue decreased $2.6 million, or 4%, for the nine months ended September 30, 2012 as compared to September 30, 2011, primarily due to lower occupancy resulting from lease expirations during 2011.

Interest and Other Revenue

Total Portfolio interest and other revenue increased $13.3 million for the nine months ended September 30, 2012 as compared to September 30, 2011, primarily due to a termination payment received from Beacon Capital in connection with the joint venture and recognition of deferred management fee revenue for Stadium Gateway, a joint venture property in which we sold our interest on July 12, 2012.

Rental Property Operating and Maintenance Expense

Same Properties Portfolio rental property operating and maintenance expense increased $0.9 million, or 2%, while Total Portfolio rental property operating and maintenance expense increased $1.9 million, or 4%, for the nine months ended September 30, 2012 as compared to September 30, 2011, primarily due to increased building repair and maintenance costs across the portfolio combined with higher utility costs resulting from increased occupancy at certain properties.

Parking Expense

Same Properties Portfolio parking expense decreased $0.4 million, or 7%, while Total Portfolio parking expense decreased $0.4 million, or 6%, for the nine months ended September 30, 2012 as compared to September 30, 2011, primarily due to lower occupancy.

Other Expense

Total Portfolio other expense increased $1.0 million, or 20% for the nine months ended September 30, 2012 as compared to September 30, 2011, primarily due to our accrual of alternative minimum tax (“AMT”) related to taxable income generated by property dispositions during 2012, for which there was no comparable activity during 2011.

Depreciation and Amortization Expense

Same Properties Portfolio depreciation and amortization expense decreased $2.5 million, or 5%, while Total Portfolio depreciation and amortization expense decreased $3.4 million, or 6%, for the nine months ended September 30, 2012 as compared to September 30, 2011, primarily due to lower amortization of lease-related costs during 2012 as a result of lease terminations and the sale of the Westin® Pasadena Hotel in 2011.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2012, we recorded a $2.1 million impairment charge in our Total Portfolio to reduce the carrying amount of an investment in real estate to estimated fair value, less costs to sell, for which there was no comparable activity during the nine months ended September 30, 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Same Properties Portfolio interest expense decreased $1.6 million, or 2%, for the nine months ended September 30, 2012 as compared to September 30, 2011, primarily due to the expiration of the KPMG Tower interest rate swap on August 9, 2012, which was partially offset by interest expense on the Plaza Las Fuentes mezzanine loan that was obtained in the fourth quarter of 2011. Total Portfolio interest expense increased $1.8 million, or 1%, for the nine months ended September 30, 2012 as compared to September 30, 2011, mainly due to accrual of default interest on Two California Plaza and 3800 Chapman, which was partially offset by the impact of the expiration of the KPMG Tower interest rate swap on August 9, 2012.

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture increased $14.4 million for the nine months ended September 30, 2012 as compared to September 30, 2011 due to our 20% share of the gain on sale of real estate of Wells Fargo Center – Denver by the joint venture.

Discontinued Operations

Our income from discontinued operations of $245.9 million for the nine months ended September 30, 2012 was comprised primarily of a $195.0 million gain on settlement of debt recorded in connection with the disposition of 700 North Central, 801 North Brand, the Brea Campus, Stadium Towers Plaza, Glendale Center and 500 Orange Tower and a $66.7 million gain on sale of real estate recorded in connection with the disposition of 700 North Central, 801 North Brand, the Brea Campus, Stadium Towers Plaza, the City Tower development land, Glendale Center and 500 Orange Tower. Our income from discontinued operations of $198.6 million for the nine months ended September 30, 2011 was comprised primarily of a $190.4 million gain on settlement of debt recorded in connection with the disposition of 701 North Brand, 550 South Hope, 2600 Michelson and City Tower and a $73.8 million gain on sale of real estate recorded in connection with the disposition of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel and City Tower.

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations.

	For the Nine Months Ended		Increase/ (Decrease)
	September 30, 2012	September 30, 2011
	(In thousands)
Net cash provided by (used in) operating activities	$11,958	$(15,844)	$27,802
Net cash provided by investing activities	24,141	177,998	(153,857)
Net cash used in financing activities	(36,696)	(102,261)	(65,565)

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have maintained our liquidity position through secured debt financings, cash‑generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses. We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. See “Liquidity and Capital Resources” above for a detailed

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

discussion of our potential sources and uses of liquidity. In the event we are unable to meet our liquidity challenges, we could become insolvent.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash provided by operating activities during the nine months ended September 30, 2012 totaled $12.0 million, compared to net cash used in operating activities of $15.8 million during the nine months ended September 30, 2011. Termination payments from Beacon Capital combined with reductions in cash applied by special servicers for interest on defaulted mortgage loans were the primary drivers of the change in net cash provided by (used in) operating activities.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our office properties. Net cash provided by investing activities totaled $24.1 million during the nine months ended September 30, 2012, compared to net cash provided by investing activities of $178.0 million during the nine months ended September 30, 2011. Lower proceeds from disposition of real estate and increases in restricted cash from the funding of loan reserves in connection with the KPMG Tower mortgage loan extension and cash held by the special servicer at Two California Plaza, partially offset by distributions received from the unconsolidated joint venture during 2012, were the primary drivers of the change in net cash provided by investing activities.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and noncontrolling common units of our Operating Partnership, if any. Net cash used in financing activities totaled $36.7 million during the nine months ended September 30, 2012, compared to net cash used in financing activities of $102.3 million during the nine months ended September 30, 2011. Decreased mortgage loan and unsecured term loan payments were the primary driver of the change in net cash used in financing activities. Due to our focus on preserving our unrestricted cash and the availability of substantial NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock for the foreseeable future.

Undeveloped Properties

We periodically evaluate the size, timing, costs and scope of our entitlement-related work and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash towards pursuing and preserving entitlements during the near term.

Off-Balance Sheet Arrangements

We have certain off-balance sheet arrangements, consisting primarily of our 20% interest in MPG Beacon Venture, LLC, which we believe are appropriately disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on March 15, 2012 and elsewhere. We do not believe that any of these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of September 30, 2012, including any guaranteed or minimum commitments under contractual obligations.

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans –
Consolidated obligation, excluding mortgages in default	$140	$898,573	$600	$627	$500,481	$550,000	$1,950,421
Mortgages in default (1)	514,370	—	—	—	—	—	514,370
Interest payments –
Fixed-rate debt (2)	21,343	76,067	56,452	56,452	46,803	8,352	265,469
Variable-rate debt (3)	3,461	11,413	1,468	1,440	947	—	18,729
Mortgages in default (1)	55,352	—	—	—	—	—	55,352
Capital leases (4)	84	266	135	136	218	—	839
Operating lease (5)	201	820	290	—	—	—	1,311
Property disposition obligations –
Lease takeover obligation (6)	198	799	833	841	424	—	3,095
Tenant-related commitments (7) –
Consolidated obligation, excluding mortgages in default	8,154	13,983	976	6,216	542	11,655	41,526
Mortgages in default	1,352	706	181	180	185	410	3,014
Air space and ground leases –
Consolidated obligation, excluding mortgages in default (8)	72	288	288	289	289	3,150	4,376
Mortgages in default (9)	1,300	1,950	2,340	2,340	2,340	285,896	296,166
	$606,027	$1,004,865	$63,563	$68,521	$552,229	$859,463	$3,154,668
__________

(1)
Amounts shown for principal payments related to mortgages in default reflect maturity in 2012 as they will be settled on or before December 31, 2012, the definitive outside date for the disposition of these properties per agreements with the special servicer. Amounts shown for interest related to mortgages in default are based on contractual and default interest rates per the loan agreements and have been calculated through December 31, 2012, the definitive outside date for the disposition of these properties. Interest amounts that were contractually due and unpaid as of September 30, 2012 are included in the 2012 column. Management does not intend to settle principal and interest amounts with unrestricted cash. We expect these amounts to be settled in a non-cash manner at the time of disposition. On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See “Subsequent Event.”

(2)	Interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.21% as of September 30, 2012 plus the contractual spread per the loan agreement.

(4)	Includes principal and interest payments.

(5)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The amounts expected to be mitigated through future sublease payments total $160, $653 and $237 for the years ending December 31, 2012, 2013 and 2014, respectively.

(6)
Includes a lease takeover obligation at a property that was disposed in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. The amounts expected to be mitigated through future sublease payments total $150, $610, $628, $647 and $329 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

(7)
Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2012. We are not currently funding tenant‑related commitments for mortgages in default. Amounts are being funded by the special servicers using restricted cash held at the property level.

(8)	Includes an air space lease for Plaza Las Fuentes. The air space rent is calculated through the lease expiration date in 2027.

(9)
Includes a ground lease for Two California Plaza. Ground lease amounts that were contractually due and unpaid as of September 30, 2012 are included in the 2012 column. The ground rent for Two California Plaza is calculated through the lease expiration date in 2082. On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. See “Subsequent Event.”

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K filed with the SEC on March 15, 2012 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the three months ended September 30, 2012.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Event

Two California Plaza Disposition

On October 1, 2012, a trustee sale was held with respect to Two California Plaza. As a result of the foreclosure, we were relieved of the obligation to repay the $470.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. In addition, we received a general release of claims under the loan documents pursuant to a previous in-place agreement with the special servicer.

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

A reconciliation of net income available to common stockholders to FFO is as follows (in thousands, except share and per share amounts):

		For the Three Months Ended		For the Nine Months Ended
		Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net income available to common stockholders		$87,999	$25,595	$160,483	$104,471
Add:	Depreciation and amortization of real estate assets	19,733	24,334	62,828	79,333
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	671	1,743	2,796	5,174
	Impairment writedowns of depreciable real estate	—	9,330	2,121	23,218
	Impairment writedowns of depreciable real estate – unconsolidated joint venture (1)	731	—	2,907	—
	Net income attributable to common units of our Operating Partnership	2,373	2,915	11,252	13,193
	(Unallocated) allocated losses – unconsolidated joint venture (1)	(1,097)	(776)	283	(1,150)
Deduct:	Gains on sale of real estate	45,483	10,215	66,707	73,844
	Gains on sale of real estate – unconsolidated joint venture (1)	—	—	18,958	—
Funds from operations available to common stockholders and unit holders (FFO)		$64,927	$52,926	$157,005	$150,395
Company share of FFO (2) (3)		$63,222	$46,930	$145,232	$133,139

FFO per share – basic		$1.13	$0.94	$2.75	$2.70
FFO per share – diluted		$1.11	$0.92	$2.71	$2.64
Weighted average number of common shares outstanding – basic		56,118,506	49,961,007	52,831,545	49,342,879
Weighted average number of common and common equivalent shares outstanding – diluted		57,068,266	50,988,030	53,584,705	50,479,393
___________

(1)	Amount represents our 20% ownership interest in the unconsolidated joint venture.

(2)	Based on a weighted average interest in our Operating Partnership of approximately 97.4% and 88.7% for the three months ended September 30, 2012 and 2011, respectively.

(3)	Based on a weighted average interest in our Operating Partnership of approximately 91.8% and 88.5% for the nine months ended September 30, 2012 and 2011, respectively.

The amounts shown in the table above will not agree to those previously reported in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 due to recent clarifications by the SEC regarding NAREIT’s definition of FFO. In response to those clarifications, we have amended our calculation of FFO to exclude impairment writedowns of depreciable real estate from all periods presented.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Jeanne M. Lazar, our principal accounting officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various litigation and other legal matters, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of the matters that are currently pending will not have a material adverse effect on our business, financial condition or financial statements as a whole. As described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” mortgage loans encumbering two of our properties were in default as of September 30, 2012. The resolution of some of these defaults may involve various legal actions, including court‑appointed receiverships, damages claims and foreclosures.

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

Set forth below are some (but not all) of the factors that could adversely affect our performance and financial condition. We believe the following risks are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or part of their investment. For the purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”).

We may not have sufficient cash to maintain our operations.

Our operating cash flows or capital may not be sufficient to pay our debt as it comes due, interest on our debt and other operating expenses. We have limited other sources of cash and such sources may be insufficient to fund our needs. If we are unable to access other sources of cash, it could lead to our eventual insolvency.

We may not be able to extend, refinance or repay our substantial indebtedness, which could have a materially adverse effect on our business, financial condition, results of operations and common stock price.

We have a substantial amount of debt that we may not be able to extend, refinance or repay on favorable terms or at all. As of September 30, 2012, we have $898.0 million of debt maturing in 2013.

We may face challenges in repaying, extending or refinancing our existing debt on acceptable terms or at all, which would be most significant with respect to our major near-term maturities at US Bank Tower (July 2013), KPMG Tower (October 2013) and 777 Tower (November 2013). Failure to pay off, refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of such debt, could result in an event of default that could potentially allow lenders to exercise their remedies under the loans, including accelerating such debt and foreclosing on the asset. Completed foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Code. See —“Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under certain circumstances.” If we are unable to extend, refinance or repay our debt as it comes due, our business, financial condition, results of operations, common stock price and Series A preferred stock price may be materially and adversely affected and we could become insolvent.

Furthermore, even if we are able to obtain extensions on or refinance our existing debt, such extensions or new loans may include operational and financial covenants significantly more restrictive than our current debt covenants. Any such extensions may require principal paydowns, the funding of additional reserve amounts and the payment of certain fees to, and expenses of, the applicable lenders. In addition, lenders may impose cash flow restrictions in connection with refinancings, such as cash flow sweeps and lock boxes. Any such payments and cash flow restrictions will affect our ability to fund our ongoing operations from our operating cash flows, as discussed in this report.

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

Our ability to access the capital markets to raise capital is highly uncertain. Our substantial indebtedness may prevent us from being able to raise debt financing on acceptable terms, or at all. We believe we are unlikely to be able to raise equity capital in the capital markets. Even if we are able to raise capital through the issuance of debt or equity securities or the incurrence of additional indebtedness, the terms of that debt or equity would likely be highly dilutive to holders of our common stock.

Our ability to sell our properties to raise capital is uncertain, and asset sales may decrease the value of our common stock and our Series A preferred stock. Companies known to be liquidating assets in order to fund liquidity needs may lose negotiation and pricing power. Accordingly, if we are forced to sell properties to meet our liquidity requirements, the sale prices may reflect discounts to fair value. We also believe that the concentration of our properties in downtown Los Angeles creates operating and leasing synergies that enhance the value of our company. Selling properties on a one-off basis to fund liquidity needs, therefore, may diminish those synergies and decrease the value of our remaining portfolio of properties. Our basis in each of our properties is substantially less than the value of those properties and, in some cases, the amount of indebtedness encumbering those properties. Accordingly, asset sales may cause us to become liable for material taxes. See —“Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under certain circumstances.” Asset sales also could require us to incur potentially significant transaction expenses, even if our efforts to sell an asset are not successful. In addition, asset sales typically take significantly longer to complete than issuances of debt or equity securities, exposing us to additional market and economic risks.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

As of September 30, 2012, our total consolidated indebtedness was $2.5 billion, including $0.5 billion of debt associated with mortgages in default. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We do not generate sufficient cash flow after debt service to reinstate distributions on our common stock and/or Series A preferred stock in the foreseeable future. Our existing mortgage agreements contain lockbox and cash management provisions, which, under certain circumstances, limit our ability to utilize available cash flow at the specific property, including for the payment of distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock and Series A preferred stock, regardless of our ability to refinance or extend our debt, including:

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

The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. With the exception of the mortgages in default, cash is distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses.

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

As of December 31, 2011, we had approximately $1.1 billion of federal and $1.0 billion of state net operating loss (“NOL”) carryforwards available to offset future taxable income. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three‑year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result, if we undertake certain strategic alternatives or capital raising opportunities to generate cash, or if trading in our stock exceeds certain levels and meets other requirements, we may undergo an “ownership change” and our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations.

From 2008 through 2011, the State of California suspended the use of NOL carryforwards to offset taxable income for California franchise tax purposes, and it is possible that California will extend this legislation to 2012 and future taxable years, however, as of September 30, 2012, no guidance has been issued. If our California NOL carryforwards continue to be suspended, while we generally would not be required to pay California franchise tax to the extent we distribute our taxable income to our stockholders, if we recognize taxable income or gain but have insufficient cash to fully distribute such income or gain to our stockholders such as upon a foreclosure or sale of one of our assets not generating significant cash proceeds, or potentially in the case of a change of control of our Company in a taxable transaction but not generating sufficient cash, or if we choose not to distribute cash to our stockholders, we would not be able to use our NOL carryforwards to offset such taxable income or gain for

California franchise tax purposes. In that case, to the extent that our California NOL carryforwards did not offset our California taxable income, it would be subject to the regular California corporate tax rate of 8.84%.

We are subject to tax indemnification obligations in the event that we dispose of certain properties prior to June 27, 2013 that could limit our operating flexibility.

In connection with our initial public offering, we agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that our Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of a foreclosure or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. The tax indemnification obligations may serve to prevent the disposition of Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes prior to June 27, 2013 that might otherwise provide important liquidity alternatives to us.

If we do not comply with the financial covenants and reporting requirements of our mortgage loan agreements, our ability to raise capital may be impaired and could result in defaults under our existing mortgage loans.

In connection with our year-end 2012 financial reporting, management will need to perform an evaluation of MPG Office Trust, Inc.’s ability to continue as a going concern. If management cannot conclude that MPG Office Trust, Inc. will be able to continue as a going concern for a reasonable period of time from the date of our year-end consolidated financial statements, our independent registered public accounting firm will need to include an explanatory paragraph in its report on the consolidated financial statements regarding the substantial doubt to continue as a going concern. If we receive such an explanatory paragraph in our opinion, it might impede our ability to raise funds. The ability of MPG Office Trust, Inc. to continue as a going concern depends in part upon our ability to generate cash from operations or obtain suitable and adequate financing that, in each case, is sufficient to fund our operations, service our indebtedness and potentially re-balance our indebtedness so that it can be refinanced at maturity. There can be no assurance that we will be successful in achieving any of these objectives. In addition, pursuant to the terms of the Gas Company Tower, KPMG Tower, Plaza Las Fuentes and Wells Fargo Tower mortgage loan agreements and the Plaza Las Fuentes mezzanine loan agreement, we are required to provide annual audited financial statements of MPG Office Trust, Inc. to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure on the asset. Any such default or completed foreclosure could have significant adverse consequences to us and to the value of our common stock and Series A preferred stock.

Pursuant to the terms of certain of our mortgage loan agreements, we are required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2012. Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.06 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.84 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove the Company as property manager of Gas Company Tower.

As of the date of this report, one of our special purpose property-owning subsidiaries is in default under a non-recourse mortgage loan.

Our special purpose property-owning subsidiary was in default as of September 30, 2012 under the non‑recourse mortgage loan secured by 3800 Chapman.

We have entered into an agreement with the special servicer pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a complete foreclosure, with a definitive outside date of December 31, 2012 by which we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We expect to receive a general release of claims under the loan documents at the time of exit. Also pursuant to this agreement, our Operating Partnership received a release from all claims under the guaranty of partial payment.

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

Mortgages in Default

As of September 30, 2012, two of our special purpose property-owning subsidiaries were in default under non-recourse mortgage loans. On October 1, 2012, a trustee sale was held with respect to Two California Plaza pursuant to which the property was disposed. As a result of the foreclosure, we were relieved of the obligation to repay the principal, interest and impound amounts due under this loan. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event.”

Amounts due under the 3800 Chapman mortgage loan as reported by the special servicer as unpaid as of November 2, 2012 are as follows (in thousands):

Property	Initial Default Date	Interest	Impound Amounts	Total
3800 Chapman	June 6, 2012	$2,114	$274	$2,388

The interest shown in the table above includes contractual and default interest calculated per the terms of the loan agreement and late fees assessed by the special servicer.

We have entered into an agreement with the special servicer for 3800 Chapman pursuant to which the Company will temporarily remain the title holder of the asset until it is transferred to another party or there is a completed foreclosure, with a definitive outside date of December 31, 2012, by which time we will cease to own the asset. We are not obligated to pay any amounts and are not subject to any liability or obligation in connection with our exit from the asset, other than to cooperate in the sale or other disposition. We will receive a general release of claims under the loan documents at the time of exit. Management does not intend to settle this amount with unrestricted cash. We expect this amount to be settled in a non-cash manner at the time of disposition.

Series A Preferred Stock

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of October 31, 2012, we have missed 16 quarterly dividend payments. The amount of dividends in arrears totals $74.2 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 9, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer dated November 9, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Accounting Officer dated November 9, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

Date:	As of November 9, 2012

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ JEANNE M. LAZAR
Jeanne M. Lazar
Chief Accounting Officer
(Principal accounting officer)