Form 10-K
period 2012-12-31
MPG Office Trust, Inc.
filed 2013-03-18
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
Commission File Number: 001-31717
________________________
MPG OFFICE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3692625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 South Grand Avenue, Suite 3300 Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (213) 626-3300
________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share 7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates calculated using the market price as of the close of business on June 30, 2012 was $114,058,340.
As of March 8, 2013, 57,251,631 shares of our common stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

MPG OFFICE TRUST, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.7% interest, and the subsidiaries of the Operating Partnership, including MPG TRS Holdings II, Inc. and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of December 31, 2012, the Operating Partnership indirectly owns six office properties, and on- and off-site parking garages (the “Total Portfolio”). We hold an approximate 99.7% interest in the Operating Partnership, and therefore do not completely own the Total Portfolio. The aggregate square footage of the Total Portfolio has not been reduced to reflect our limited partners’ 0.3% share of the Operating Partnership.

As of December 31, 2012, the Total Portfolio included the following:

•	Five office properties located in the LACBD totaling 6.4 million square feet that were 78.4% leased;

•	One office property located in Pasadena, California totaling 0.2 million square feet that was 100.0% leased; and

•	Parking garages located in the LACBD totaling 2.6 million square feet, which accommodate 8,057 vehicles.

We directly manage the properties in the Total Portfolio through the Operating Partnership and/or the Services Companies. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking garages.

Corporate Strategy

Our strategy is to own and operate high quality office properties and maintain a dominant market position in the LACBD.

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

We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund all of our potential needs, including our 2013 debt maturities. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing our existing debt on favorable terms or at all, and we may be forced to give back assets to the relevant mortgage lenders. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above and that those sources will be sufficient to meet our near-term liquidity needs. On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The net proceeds from the transaction are expected to be approximately $103 million, a portion of which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Our ability to sell our properties to raise capital is not assured. Companies known to be liquidating assets in order to fund liquidity needs may lose negotiation and pricing power. Accordingly, if we are forced to sell properties to meet our liquidity requirements, we may be forced to sell at a discount to fair value. We believe that the concentration of our properties in downtown Los Angeles creates operating and leasing synergies that enhance the value of our company. Selling properties on a one-off basis to fund liquidity needs, therefore, may diminish those synergies and decrease the value of our remaining portfolio of properties. Our tax basis in each of our properties is substantially less than their fair value and, in some cases, the amount of indebtedness encumbering them. Accordingly, asset sales may cause us to be liable for material tax obligations. Asset sales also could require us to incur potentially significant transaction expenses even if our efforts to sell an asset are not successful. In addition, asset sales typically take significant time to complete, exposing us to additional market and economic risks.

Our ability to access the capital markets to raise capital is highly uncertain. Our substantial indebtedness may prevent us from being able to raise debt financing on acceptable terms or at all. We believe we are unlikely to be able to raise equity capital in the capital markets.

Future sources of significant cash are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. In addition, our inability to secure adequate sources of liquidity could lead to our eventual insolvency. For a further discussion of risks associated with loan defaults, economic conditions, our liquidity position and our substantial indebtedness, see Item 1A. “Risk Factors.”

Potential Sources of Liquidity—

Asset Dispositions—

During the past several years, we have systematically disposed of assets in order to (1) preserve cash through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash through the disposition of strategically-identified non-core properties with positive equity value. We may dispose of additional assets in the future in order to generate cash. However, we have a limited number of assets remaining that could be sold to generate net cash proceeds. If we choose to pursue such a disposition, we cannot assure you that such a disposition could be completed in a timely manner or on terms acceptable to us.

On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off‑site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Net proceeds from the transaction are expected to be approximately $103 million. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured debt financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings that generate net cash proceeds. However, we may seek to extend the maturity dates of certain secured debt financing encumbering our properties as they come due. Additionally, we do not believe that we will be able to obtain any significant unsecured debt financings on terms acceptable to us in the near future.

Potential Uses of Liquidity—

The following are the significant potential uses of our cash in the near term:

Payments in Connection with Loans—

Debt Service. As of December 31, 2012, we had $1.9 billion of debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. Cash is distributed to us only after funding of improvement, leasing and maintenance reserves (as applicable) and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, excess operating cash flow from KPMG Tower is being swept by the lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan. As of December 31, 2012, we had fully funded the $1.5 million capital expenditure reserve and funded $10.0 million into the leasing reserve. During 2012, no excess operating cash flow was applied by the lender to reduce the principal balance of the KPMG Tower mortgage loan.

During 2012, we made debt service payments totaling $113.3 million, and the respective special servicers applied $9.1 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 500 Orange Tower and 3800 Chapman (due to the default status of the loans prior to the properties’ dispositions). We made no debt service payments with unrestricted cash during 2012 related to defaulted mortgages subsequent to the applicable default date.

Principal Payment Obligations. As our debt matures, our principal payment obligations present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt depending upon a number of factors, including property valuations, availability of credit, lending standards and economic conditions. We do not have any committed financing sources available to refinance our debt as it matures. For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Item 1A. “Risk Factors.”

As of December 31, 2012, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$365.0
777 Tower	273.0
US Bank Tower (1)	260.0
Principal payable at maturity	$898.0
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The $260.0 million outstanding loan balance will be repaid at closing using proceeds from the transaction. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Our KPMG Tower mortgage loan matures October 9, 2013. We do not have a commitment from the lenders to extend the maturity date of this loan. This loan may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the expected net proceeds from the sale of US Bank Tower, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. We are subject to tax indemnification obligations to Robert F. Maguire III and other contributors with respect to KPMG Tower, and this obligation could be triggered if we dispose of the property in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our 777 Tower mortgage loan matures on November 1, 2013. We do not have a commitment from the lender to extend the maturity date of this loan. This loan may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the expected net proceeds from the sale of US Bank Tower, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lender.

Payments to Extend, Refinance, Modify or Exit Loans. We continue to have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property‑owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant special purpose property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Recently, extending or refinancing loans has required principal paydowns, the funding of additional reserve amounts and the payment of certain fees to, and expenses of, the applicable lenders. In addition, lenders may impose cash flow restrictions in connection with refinancings, such as cash flow sweeps and lockboxes. These fees and cash flow restrictions will affect our ability to fund our other uses. The terms of the extensions or refinancings may also include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

For a more detailed discussion of our liquidity, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Investment in Unconsolidated Joint Venture

On March 30, 2012, the Company, together with Charter Hall Office REIT (“Charter Hall”), sold its interests in Wells Fargo Center – Denver and San Diego Tech Center (both joint venture properties in which we owned a 20% interest) to affiliates of Beacon Capital Partners, LLC (“Beacon Capital”). Subsequent to the property dispositions, Charter Hall sold its 80% interest in the joint venture to an affiliate of Beacon Capital. We received net proceeds from these transactions totaling approximately $26 million.

We entered into a new joint venture agreement with Beacon Capital related to MPG Beacon Venture, LLC (the “joint venture”). Under this agreement, the joint venture owned One California Plaza, Cerritos Corporate Center and Stadium Gateway. As part of this agreement, we received a $6.0 million payment from Beacon Capital in consideration for terminating our right to receive certain fees from the joint venture following the closing date.

On July 12, 2012, the Company, together with Beacon Capital, sold its interest in Stadium Gateway (a joint venture property in which we owned a 20% interest). We received net proceeds from this transaction of approximately $1 million, including reimbursement of loan reserves.

On December 21, 2012, we sold our remaining 20% interest in the joint venture to an affiliate of Beacon Capital and received net proceeds of approximately $42 million. We no longer have an ownership interest in the joint venture.

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

Segment, Geographical and Tenant Concentration Information

Segment Information—

During 2012, we had one reportable segment. Prior to 2012, we had two reportable segments: office properties and a hotel property. Due to the size of the hotel segment in relation to the consolidated financial statements, we were not required to report segment information for 2011 and 2010. Prior to the sale of the hotel in 2011, we did not allocate our investment in real estate between the hotel and office portions of the Plaza Las Fuentes property; therefore, separate information related to investment in real estate and depreciation and amortization was not available for the office and hotel segments.

Geographical Information—

All of our business is conducted in the United States, and we do not derive any revenue from foreign sources.

Tenant Concentration Information—

Our properties are typically leased to high credit-rated tenants for terms ranging from five to ten years, although we also enter into some short-term leases. As of December 31, 2012, investment‑grade-rated tenants generated 25.9% of total annualized rental revenue in the LACBD, and nationally-recognized tenants generated an additional 58.4% of the LACBD’s total annualized rental revenue.

A significant portion of our rental and tenant reimbursement revenue is generated by a small number of tenants. During 2012, our three largest tenants accounted for 20% of our rental and tenant reimbursement revenue. No individual tenant accounted for 10% or more of our rental and tenant reimbursement revenue during 2012.

During 2012, each of the following properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, KPMG Tower, Gas Company Tower, US Bank Tower and 777 Tower. The revenue generated by these five properties totaled 88% of our consolidated revenue during 2012.

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

From time to time, the U.S. Environmental Protection Agency (“EPA”) designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Superfund sites can cover large areas, affecting many different parcels of land. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center (a property that was disposed during 2012) is located lies within a large Superfund site. The site was designated as a Superfund site because the groundwater beneath the site is contaminated. We have not been named, and do not expect to be named, as a potentially responsible party for the site. If we were named, we would likely be required to enter into a de minimis settlement with the EPA and pay nominal damages.

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

Employees

As of December 31, 2012, we employed 70 persons. None of these employees are currently represented by a labor union.

Corporate Offices

We own the building in which our executive, leasing, legal and accounting offices are located: KPMG Tower, 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071, telephone number 213-626-3300. We believe that our current facilities are adequate for our present needs.

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

Our website address is http://www.mpgoffice.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8‑K, Proxy Statements, Information Statements and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Our board of directors maintains charters for each of its committees and has adopted a written set of corporate governance guidelines and a code of business conduct and ethics applicable to independent directors, executive officers, employees and agents, each of which is available for viewing on our website at http:// www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.”

Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not a part of this Annual Report on Form 10‑K.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all;

•	Our failure to reduce our significant level of indebtedness;

•	Risks associated with the timing and consequences of loan defaults and non-core asset dispositions;

•	Risks associated with our loan modification and asset disposition efforts, including potential tax ramifications;

•	Risks associated with our ability to dispose of properties with potential value above the debt, if and when we decide to do so, at prices or terms set by or acceptable to us;

•	Decreases in the market value of our properties;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Defaults on or non-renewal of leases by tenants;

•	Our dependence on significant tenants;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD;

•	The disruption of credit markets or a global economic slowdown;

•	Potential loss of key personnel (most importantly, members of senior management);

•	Increased interest rates and operating costs;

•	Our failure to maintain our status as a REIT;

•	Our ability to utilize our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited under certain circumstances;

•	Environmental uncertainties and risks related to earthquakes and other natural disasters;

•	Future terrorist attacks in the U.S.;

•	Risks associated with our organizational structure; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

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

Our operating cash flow or capital may not be sufficient to pay our debt as it comes due, interest on our debt, leasing costs and other operating expenses. We have limited other sources of cash and such sources may be insufficient to fund our needs. If we are unable to access other sources of cash, it could lead to our eventual insolvency.

We may not be able to extend, refinance or repay our substantial indebtedness, which could have a materially adverse effect on our business, financial condition, results of operations and common stock price.

We have a substantial amount of debt that we may not be able to extend, refinance or repay on favorable terms or at all. As of December 31, 2012, we have $898.0 million of debt maturing in 2013, of which $260.0 million is related to US Bank Tower. On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The net proceeds from the transaction are expected to be approximately $103 million, a portion of which may potentially be used to make loan re‑balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

We may face challenges in repaying, extending or refinancing our existing debt on acceptable terms or at all, which would be most significant with respect to our major near-term maturities at KPMG Tower (October 9, 2013) and 777 Tower (November 1, 2013). Failure to pay off, refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of such debt, could result in an event of default that could potentially allow lenders to exercise their remedies under the loans, including accelerating such debt and foreclosing on the asset. Completed foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”). See “—Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under certain circumstances.” If we are unable to extend, refinance or repay our debt as it comes due, our business, financial condition, results of operations, common stock price and Series A preferred stock price may be materially and adversely affected and we could become insolvent.

Furthermore, even if we are able to obtain extensions on or refinance our existing debt, such extensions or new loans may include operational and financial covenants significantly more restrictive than our current debt covenants. Recently, extending or refinancing loans has required principal paydowns, the funding of additional reserve amounts and the payment of certain fees to, and expenses of, the applicable lenders. In addition, lenders may impose cash flow restrictions in connection with refinancings, such as cash flow sweeps and lockboxes. Any such payments and cash flow restrictions will affect our ability to fund our ongoing operations from our operating cash flows, as discussed in this Annual Report on Form 10 - K.

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

Our ability to sell our properties to raise capital is uncertain, and asset sales may decrease the value of our common stock and our Series A preferred stock. Companies known to be liquidating assets in order to fund liquidity needs may lose negotiation and pricing power. Accordingly, if we are forced to sell properties to meet our liquidity requirements, the sale prices may reflect discounts to fair value. We also believe that the concentration of our properties in downtown Los Angeles creates operating and leasing synergies that enhance the value of our company. Selling properties on a one-off basis to fund liquidity needs, therefore, may diminish those synergies and decrease the value of our remaining portfolio of properties. Our tax basis in each of our properties is substantially less than the value of those properties and, in some cases, the amount of indebtedness encumbering those properties. Accordingly, asset sales may cause us to become liable for material tax obligations. See “—Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under certain circumstances.” Asset sales also could require us to incur potentially significant transaction expenses, even if our efforts to sell an asset are not successful. In addition, asset sales typically take significantly longer to complete than issuances of debt or equity securities, exposing us to additional market and economic risks.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

As of December 31, 2012, we had $1.9 billion of debt. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties. We may not generate sufficient cash flow after debt service to reinstate distributions on our common stock and/or Series A preferred stock in the foreseeable future. Our existing loan agreements contain lockbox and cash management provisions, which, under certain circumstances, limit our ability to utilize available cash flow at the specific property, including for the payment of distributions. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock and Series A preferred stock, regardless of our ability to refinance or extend our debt, including:

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

The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. Cash is distributed to us only after funding of improvement, leasing and maintenance reserves (as applicable) and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, excess operating cash flow from KPMG Tower is being swept by the lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan.

Given the restrictions in our debt covenants and those that may be included in any loan extensions or new loans we may obtain in the future, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.

Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans in the future.

In the future, our special purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant property is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations.

The default by our special purpose property-owning subsidiaries under non-recourse mortgage loans gives the special servicers the right to accelerate the payment on the loans and the right to foreclose on the property underlying such loans. There are several potential outcomes on the default of a non‑recourse mortgage loan, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. There is no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis on any defaulted mortgage loan.

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

The Operating Partnership is subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future.

All of our properties are encumbered by traditional non-recourse debt obligations. In connection with these loans, the Operating Partnership entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against the Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or the Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in many cases, indirect transfers in connection with a change in control of the Operating Partnership or the Company.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

In the event that any of these triggering events occur and the loans become partially or fully recourse against the Operating Partnership, our business, financial condition, results of operations, and the price of our common stock and Series A preferred stock would be materially adversely affected and our insolvency could result.

If we do not comply with the financial covenants and reporting requirements of our loan agreements, our ability to raise capital may be impaired and could result in defaults under our existing loans.

In connection with our year-end financial reporting, management needs to perform an evaluation of MPG Office Trust, Inc.’s ability to continue as a going concern. If management cannot conclude that MPG Office Trust, Inc. will be able to continue as a going concern for a reasonable period of time from the date of our year-end consolidated financial statements, our independent registered public accounting firm will need to include an explanatory paragraph in its report on the consolidated financial statements regarding the substantial doubt to continue as a going concern. If we receive such an explanatory paragraph in our opinion, it might further impede our ability to raise funds. The ability of MPG Office Trust, Inc. to continue as a going concern depends in part upon our ability to generate cash from operations or obtain suitable and adequate financing that, in each case, is sufficient to fund our operations, service our indebtedness and potentially re-balance our indebtedness so that it can be refinanced at maturity. There can be no assurance that we will be successful in achieving any of these objectives. In addition, pursuant to the terms of the Gas Company Tower, KPMG Tower, Plaza Las Fuentes and Wells Fargo Tower mortgage loan agreements and the Plaza Las Fuentes mezzanine loan agreement, we are required to provide annual audited financial statements of MPG Office Trust, Inc. to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure on the asset. Any such default or completed foreclosure could have significant adverse consequences to us and to the value of our common stock and Series A preferred stock.

Pursuant to the terms of certain of our mortgage loan agreements, we are required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2012. Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.00 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.79 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove the Company as property manager of Gas Company Tower.

We could recognize income without accompanying cash proceeds if we modify the terms of our mortgage loans.

We expect to negotiate with the lender parties on certain of our mortgage loans. In some cases, we may negotiate modifications to the terms of certain mortgage loans. If such modifications alter the legal rights and obligations under the loans in a manner that is economically significant, the modification may cause us to be treated as if we repaid the original loan for an amount equal to the “issue price” of the modified loan, as determined for U.S. federal income tax purposes, which we anticipate will generally be the stated principal amount of the modified loan, but in certain circumstances could be the fair value of the original or modified loan. In general, if the issue price of the modified loan is less than the outstanding principal balance of the loan prior to modification, then unless an exception applied, we generally would be treated as if we repaid the original loan at a discount, resulting in our recognizing taxable income without accompanying cash proceeds.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under certain circumstances.

As of December 31, 2012, we had $845 million of federal and $889 million of state NOL carryforwards available to offset future taxable income. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result, if we undertake certain strategic alternatives or capital raising opportunities to generate cash, or if trading in our stock exceeds certain levels and meets other requirements, we may undergo an “ownership change” and our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations.

Our ability to use NOL carryforwards in future years could also be negatively impacted by legislative action within the jurisdictions in which we own property. As of December 31, 2012, all of our properties are located within the State of California, whose financial condition is among the most troubled of any state in the United States. Under prior California law, NOL carryforwards were suspended in 2002, 2003 and from 2008 through 2011 and could not be used to offset taxable income for California franchise tax purposes in such tax years. The State of California may introduce new legislation to suspend the utilization of NOL carryforwards in future tax years. If such an event were to occur, we may be subject to tax if a sufficient amount of earnings is not distributed to our stockholders. In that case, to the extent that the use of California NOL carryforwards is suspended, our California taxable income would be subject to the regular California corporate tax rate of 8.84% instead of the effective California alternative minimum tax (“AMT”) rate (after the utilization of NOL carryforwards) of 0.665%. In this event, the significant increase in our tax obligation to the State of California could impact potential dispositions of assets or other corporate events.

We are subject to tax indemnification obligations in the event that we dispose of certain properties prior to June 27, 2013 that could limit our operating flexibility.

In connection with our initial public offering, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that the Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of a foreclosure or otherwise) of any portion of its interests in certain properties in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. The tax indemnification obligations may serve to prevent the disposition of Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes prior to June 27, 2013 that might otherwise provide important liquidity alternatives to us. On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

We may not be able to close the sale of US Bank Tower.

On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off‑site parking garage. The consummation of the transaction is subject to customary closing conditions and is scheduled to close on June 28, 2013. If the purchaser were to fail to perform, or the closing conditions were not satisfied, the closing of the sale could be delayed or not consummated. Failure to consummate the sale of US Bank Tower would have an adverse effect on our liquidity and financial position and could result in our inability to repay or refinance the mortgage loan encumbering US Bank Tower at maturity on July 1, 2013.

Furthermore, we may potentially use a portion of the proceeds of the US Bank Tower sale to make re-balancing payments on the KPMG Tower and 777 Tower mortgage loans due in 2013. Failure to consummate the sale of US Bank Tower may adversely affect our ability to make any such re-balancing payments. We can provide no assurance that the transaction will close on June 28, 2013 or at all.

Economic conditions may have an adverse effect on our revenue and available cash.

Our business requires continued access to adequate cash to fund our operations, payments in connection with our loans, distributions to stockholders and unit holders (if we decide to or are required to make such distributions), capital expenditures, leasing costs and limited entitlement-related costs. We may not be able to generate sufficient cash for these purposes. Rental revenue generated from our tenants may decrease if we experience tenant defaults and/or tenant bankruptcies. In addition to the direct adverse effect of tenant failures on our operations, these events also negatively affect our ability to attract and maintain current rent levels for new tenants. Further, any actual or perceived adverse impact of economic conditions on industries in which our tenants operate may negatively impact our revenue and available cash.

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

We compete with numerous developers, owners and operators of office and commercial real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose current or potential tenants (including major tenants) and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2012, leases representing 13.9% of the leased square footage of the properties in the LACBD will expire in 2013 and an additional 21.6% of the rentable square footage of the LACBD properties was available for lease. Above-market rental rates at some of our properties will force us to renew or re-lease some expiring leases at lower rates. We cannot assure you that leases will be renewed or that our properties will be re-leased at rental rates equal to or above their current rental rates.

We depend on significant tenants.

As of December 31, 2012, our 20 largest tenants represented 61.7% of the LACBD’s total annualized rental revenue. Our rental revenue depends on entering into leases with and collecting rents from tenants. As described above, we face significant competition for tenants, which could result in us losing some of our major tenants. General and regional economic conditions may adversely affect our major tenants and potential tenants. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing any financial recovery.

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

We could default on an air space lease related to Plaza Las Fuentes.

We have an air space lease at Plaza Las Fuentes that expires in 2027, with options to renew for two additional ten-year periods and an option to purchase the air space. If we default under the terms of this long-term lease, we may be liable for damages and lose our interest in the property, including our option to purchase the air space subject to the lease.

Continuing state budget problems in California may have an adverse effect on our operating results and occupancy levels.

The State of California began its fiscal year on July 1, 2012 with a reported budget surplus. Despite the surplus, the State continues to experience budget and revenue issues, which contribute to recessionary conditions within that state. The State of California has alleviated severe budget shortfalls through reductions of benefits and services and the layoff or furlough of employees. The State’s budgetary issues may reduce demand for leased space in California office properties.

Our properties depend upon the Southern California economy and the demand for office space.

Our properties are located in Los Angeles County, California, and all but one of them is located in the LACBD, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio consists of office buildings, a decrease in the demand for office space, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Southern California region (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and Southern California regional office space market (such as oversupply of, reduced demand for or decline in property values in such office space). The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. We cannot assure you of the growth of the Southern California economy or the national economy or our future growth rate.

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

We did not declare dividends on our common stock or Series A preferred stock during 2010, 2011 and 2012. Due to our focus on preserving unrestricted cash and the availability of NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock in the foreseeable future. To the extent we resume payment of dividends, one of the factors that influence the price of our common stock and Series A preferred stock is the dividend yield relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock and Series A preferred stock to go down. The trading price of our common stock and Series A preferred stock also depends on many other factors, which may change from time to time, including:

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

The State of California continues to address issues related to the supply of electricity, water and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State of California is not able to effectively manage its utility needs may reduce demand for leased space in California office properties. A significant reduction in demand for office space could adversely affect our financial condition and results of operations.

Failure to maintain our status as a REIT would have significant adverse consequences to us and the value of our stock.

We operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. To qualify as a REIT, we must satisfy a number of asset, income, organizational, operational, dividend distribution, stock ownership and other requirements. For example, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. However, we have not had REIT taxable income (after the utilization of NOL carryforwards), and have not been required to make any distributions to satisfy the REIT distribution requirement, for the past several years and do not anticipate having to make any distributions to satisfy such requirement for 2013. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because: (i) we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we would be subject to federal and state income tax at regular corporate rates; (ii) we could be subject to federal AMT and possibly increased state and local taxes; and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT could also impair our ability to raise capital and could adversely affect the value of our common stock and Series A preferred stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property as a dealer or if the Services Companies enter into agreements with us or our tenants on a basis that is determined to be other than on an arm’s-length basis.

Potential losses may not be covered by insurance.

We carry commercial liability, fire, extended coverage, earthquake, flood, pollution legal liability, boiler and machinery, earthquake sprinkler leakage, terrorism, business interruption and rental loss insurance covering all of the properties in our portfolio under a portfolio insurance program. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots or war. Some of our policies, such as those covering losses due to terrorism, earthquake and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover such losses. Our properties are located in Southern California, an area especially subject to earthquakes. US Bank Tower, Gas Company Tower, Wells Fargo Tower and KPMG Tower are located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 84.2% of the LACBD’s annualized rent as of December 31, 2012. Because these properties are located so closely together, an earthquake in downtown Los Angeles and associated disasters could materially damage, destroy or impair the use by tenants of all of these properties. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, particularly in downtown Los Angeles. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

Some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the EPA designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the CERCLA. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center (a property that was disposed during 2012) is located lies within a large Superfund site, and we could be named as a potentially responsible party with respect to that site.

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

Losses resulting from the breach of our loan document representations related to environmental issues or hazardous substances are generally recourse to the Operating Partnership pursuant to our “non‑recourse carve out” guarantees and therefore present a risk to MPG Office Trust, Inc. should a special purpose property-owning subsidiary be unable to cover such a loss. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Future terrorist attacks in the U.S., such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of our properties are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew leases or re-lease space at lease rates equal to or above historical rates or then-prevailing market rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or more costly. US Bank Tower, Gas Company Tower, Wells Fargo Tower and KPMG Tower are located within the Bunker Hill section of downtown Los Angeles. Together, these properties represented roughly 84.2% of the LACBD’s annualized rent as of December 31, 2012. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants have termination rights or purchase options in respect to certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize a taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also trigger our tax indemnification obligations under our agreements with certain limited partners of the Operating Partnership with respect to sales of specified properties.

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

Our charter contains a 9.8% ownership limit. Our Articles of Amendment and Restatement (our “charter”), subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership, direct or indirect, in excess of 9.8% of the value of our outstanding shares of our common stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT or that compliance is no longer required for REIT qualification. The ownership limit may delay or impede a transaction or a change in control that might be in the best interest of our stockholders.

We could authorize and issue stock without stockholder approval. Our charter authorizes our board of directors to amend the charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into other classes or series of stock and to set the preferences, rights and other terms of such other classes or series of stock. Our board of directors could establish another series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction that might be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could be in the best interest of our stockholders, including: (i) “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority stockholder voting requirements on these combinations; and (ii) “control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. In addition, provided that we have a class of equity securities registered under the Exchange Act and at least three independent directors, Subtitle 8 of Title 3 of the MGCL permits us to elect to be subject, by provision in our charter or bylaws or a resolution of our board of directors and notwithstanding any contrary provision in the charter or bylaws, to certain provisions, including a classified board and a requirement that a vacancy on the board be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred. Our charter, bylaws, the partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interest of our stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Lease Terms

Our leases are typically for terms of five to ten years, although we also enter into some short-term leases. Our leases usually require the purchase of a minimum number of monthly parking spaces at the property and in many cases contain provisions permitting tenants to renew expiring leases at prevailing market rates. Most of our leases are either triple net or modified gross leases. Triple net and modified gross leases are those in which tenants pay not only base rent but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking spaces. We are generally responsible for structural repairs.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the dates indicated, the percentage leased, annualized rent and annualized rent per square foot of our LACBD properties:

	Percentage Leased	Annualized Rent (1)	Annualized Rent per Square Foot (2)
December 31, 2012	78.4%	$115,436,287	$23.04
December 31, 2011	79.8%	115,563,610	22.72
December 31, 2010	83.8%	127,359,078	23.96
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2012 for the twelve months ending December 31, 2013 are approximately $5 million, or $1.01 per leased square foot. Total abatements for leases in effect as of December 31, 2011 for the twelve months ended December 31, 2012 were approximately $6 million, or $1.20 per leased square foot. Total abatements for leases in effect as of December 31, 2010 for the twelve months ended December 31, 2011 were approximately $5 million, or $0.90 per leased square foot.

(2)	Annualized rent per square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at our LACBD properties for the year ended December 31, 2012:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2011	6,885,816	78.8%
Disposition – Two California Plaza	(1,035,112)
Disposition – One California Plaza	(764,756)
Revised leased square feet as of December 31, 2011	5,085,948	79.8%
Expirations	(584,369)	(9.2)%
New leases	102,001	1.5%
Renewals	406,641	6.3%
Leased square feet as of December 31, 2012	5,010,221	78.4%

Cash rent growth (1), (2)
Expiring rate per square foot		$19.32
New / renewed rate per square foot		$22.61
Percentage change		17.0%

GAAP rent growth (2), (3)
Expiring rate per square foot		$19.26
New / renewed rate per square foot		$24.24
Percentage change		25.9%

Weighted average lease term – new (in months)		67
Weighted average lease term – renewal (in months)		97
__________

(1)	Represents the difference between (i) initial market rents on new and renewed leases and (ii) the cash rents on those spaces immediately prior to expiration or termination.

(2)	Excludes new leases for space with more than twelve months of downtime and leases with early renewals commencing after December 31, 2013.

(3)	Represents estimated cash rent growth adjusted for straight-line rents in accordance with U.S. generally accepted accounting principles (“GAAP”).

Property Statistics

The following table summarizes the Total Portfolio as of December 31, 2012:

				Square Feet		Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Built	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)
Office Properties
LACBD
Gas Company Tower	1	16	1991	1,369,822	20.81%	76.2%	$22,380,847	$21.43
US Bank Tower (3)	1	53	1989	1,432,539	21.76%	56.6%	18,802,931	23.19
Wells Fargo Tower	2	50	1982	1,415,971	21.51%	88.5%	28,826,313	23.00
KPMG Tower	1	22	1983	1,154,306	17.53%	93.7%	27,236,578	25.17
777 Tower	1	32	1991	1,017,268	15.45%	80.6%	18,189,618	22.19
Total LACBD	6	173		6,389,906	97.06%	78.4%	115,436,287	23.04

Plaza Las Fuentes	3	6	1989	193,254	2.94%	100.0%	5,023,946	26.00

Total Office Properties	9	179		6,583,160	100.00%	79.0%	$120,460,233	$23.15

LACBD Parking Properties				Square Feet	Vehicle Capacity		Annualized Parking Revenue (4)	Annualized Parking Revenue per Vehicle Capacity (5)
On-Site Parking				1,322,341	3,933		$18,722,166	$4,760
Off-Site Garages				1,285,165	4,124		8,803,794	2,135
Total LACBD Parking Properties				2,607,506	8,057		$27,525,960	3,416
Total Office and Parking Properties				9,190,666
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2012. This amount reflects total base rent before any rent abatements as of December 31, 2012 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2012 for the twelve months ending December 31, 2013 are approximately $5 million, or $0.97 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

(3)
On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage (which encompasses 363,906 square feet and has a vehicle capacity of 1,047). The transaction is expected to close on June 28, 2013, subject to customary closing conditions. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

(4)	Annualized parking revenue represents the annualized quarterly parking revenue as of December 31, 2012.

(5)	Annualized parking revenue per vehicle capacity represents the annualized parking revenue divided by vehicle capacity.

Tenant Information

As of December 31, 2012, our LACBD properties were leased to 173 tenants. The following table sets forth information regarding the 20 largest tenants at our LACBD properties as of December 31, 2012:

Tenant		Annualized Rent (1)	% of Total LACBD Annualized Rent	Leased RSF	% of Total LACBD Leased RSF	Weighted Average Remaining Lease Term in Months	S & P Credit Rating / Nationally Recognized (2)
Rated Tenants ≥ $250,000 Annual Rent
1	Southern California Gas Company	$7,837,467	6.8%	412,679	8.2%	156	A
2	Wells Fargo Bank	6,387,991	5.5%	317,438	6.3%	103	AA-
3	US Bank, National Association	4,184,355	3.6%	154,304	3.1%	30	AA-
4	American Home Assurance	2,280,222	2.0%	112,042	2.2%	8	A
5	FTI Consulting	1,058,803	0.9%	42,420	0.9%	59	BB+
6	Zurich Insurance Co., US Branch	975,304	0.9%	44,332	0.9%	122	AA-
7	UBS Financial	826,384	0.7%	34,722	0.7%	86	A
8	Microsoft Corporation	799,656	0.7%	36,348	0.7%	7	AAA
9	Mitsubishi UFJ, Ltd	757,876	0.7%	33,095	0.7%	29	A+
10	Hartford Fire Insurance Co.	600,580	0.5%	20,897	0.4%	12	A
	Other Rated Tenants ≥ $250,000 Annual Rent	2,040,799	1.8%	77,830	1.6%	20
	Total Rated Tenants ≥ $250,000 Annual Rent	27,749,437	24.1%	1,286,107	25.7%	91
	Total Investment Grade Tenants	$29,914,171	25.9%	1,366,825	27.3%

Nationally Recognized Tenants ≥ $250,000 Annual Rent
11	Latham & Watkins LLP	9,936,016	8.6%	397,991	7.9%	119	4th Largest US Law Firm
12	Gibson, Dunn & Crutcher LLP	6,518,074	5.6%	268,268	5.4%	59	12th Largest US Law Firm
13	KPMG LLP	4,482,579	3.9%	175,971	3.5%	18	4th Largest US Accounting Firm
14	Marsh USA, Inc.	4,319,801	3.7%	210,722	4.2%	64	World’s Largest Insurance Broker
15	Sidley Austin LLP	3,974,205	3.4%	192,457	3.8%	114	8th Largest US Law Firm
16	Morrison & Foerster LLP	3,955,116	3.4%	138,776	2.8%	9	20th Largest US Law Firm
17	Munger, Tolles & Olson LLP	3,792,313	3.3%	165,019	3.3%	110	136th Largest US Law Firm
18	Oaktree Capital Management, L.P.	3,224,919	2.8%	156,235	3.1%	51	Investment Management Co.
19	Bingham McCutchen	2,826,035	2.4%	109,566	2.2%	90	25th Largest US Law Firm
20	Winston & Strawn LLP	2,624,017	2.3%	91,170	1.8%	56	33rd Largest US Law Firm
	Other Nationally Recognized Tenants ≥ $250,000 Annual Rent	20,818,844	18.0%	914,865	18.3%	70
	Total Nationally Recognized Tenants ≥ $250,000 Annual Rent	66,471,919	57.4%	2,821,040	56.3%	74
	Total Nationally Recognized Tenants	67,364,122	58.4%	2,863,589	57.1%
	Total Rated or Nationally Recognized Tenants ≥ $250,000 Annual Rent	$94,221,356	81.5%	4,107,147	82.0%	79
	Total Investment Grade or Nationally Recognized Tenants	$97,278,293	84.3%	4,230,414	84.4%
__________

(1)
Annualized rent is calculated as contractual base rent under existing leases as of December 31, 2012. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

(2)	S&P credit ratings are as of December 31, 2012. Rankings of law firms are based on total gross revenue in 2011 as reported by American Lawyer Media’s LAW.com.

The following table presents the diversification of tenants occupying space in our LACBD properties as of December 31, 2012:

NAICS Code	North American Industrial Classification System Description	Leased Square Feet	Percentage of Leased Square Feet
221	Utilities	412,679	8.2%
511 - 518	Information	153,229	3.1%
521 - 525	Finance and Insurance	1,196,675	23.9%
531 - 532	Real Estate and Rental and Leasing	178,801	3.6%
541	Professional, Scientific and Technical Services (except Legal Services)	573,134	11.4%
5411	Legal Services	2,296,320	45.8%
721 - 722	Accommodation and Food Services	56,520	1.1%
	All Other	142,863	2.9%
		5,010,221	100.0%

Lease Distribution

The following table presents information relating to the distribution of leases at our LACBD properties as of December 31, 2012:

Square Feet under Lease	Number of Leases	Percentage of Leases	Leased Square Feet	Percentage of Leased Square Feet	Annualized Rent	Percentage of Annualized Rent
2,500 or less	47	24.2%	35,273	0.7%	$1,219,393	1.1%
2,501 – 10,000	62	32.0%	383,717	7.7%	9,195,869	8.0%
10,001 – 20,000	35	18.1%	465,644	9.3%	10,652,954	9.2%
20,001 – 40,000	22	11.3%	638,474	12.7%	14,882,083	12.9%
40,001 – 100,000	15	7.7%	892,241	17.8%	19,886,686	17.2%
greater than 100,000	13	6.7%	2,594,872	51.8%	59,599,302	51.6%
	194	100.0%	5,010,221	100.0%	$115,436,287	100.0%

Lease Expirations

The following table presents a summary of lease expirations at our LACBD properties for leases in place at December 31, 2012, plus currently available space, for each of the ten calendar years beginning January 1, 2013. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Number of Leases	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent	Percentage of Annualized Rent	Current Rent per Square Foot (1)	Rent per Square Foot at Expiration (2)
2013	51	696,145	13.9%	$16,548,371	14.3%	$23.77	$23.85
2014	23	421,183	8.4%	9,651,900	8.4%	22.92	23.36
2015	33	491,236	9.8%	11,970,663	10.4%	24.37	26.10
2016	13	155,585	3.1%	3,923,195	3.4%	25.22	27.96
2017	26	863,821	17.2%	20,585,522	17.8%	23.83	24.97
2018	12	320,755	6.4%	7,080,682	6.1%	22.08	25.89
2019	11	212,706	4.2%	5,278,012	4.6%	24.81	31.86
2020	8	212,002	4.3%	4,589,199	4.0%	21.65	26.78
2021	6	233,557	4.7%	5,111,510	4.4%	21.89	30.04
2022	2	166,017	3.3%	3,840,218	3.3%	23.13	29.26
Thereafter	9	1,237,214	24.7%	26,857,015	23.3%	21.71	31.31
Total expiring leases	194	5,010,221	100.0%	$115,436,287	100.0%	$23.04	$27.26
Currently available		1,379,685
Total rentable square feet		6,389,906
__________

(1)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(2)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Tenant Improvements and Leasing Commissions (1)

The following table sets forth certain information regarding tenant improvement and leasing commission costs for tenants at our LACBD properties. The information presented assumes all tenant concessions and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they are actually paid.

	For the Year Ended December 31,
	2012	2011	2010
Renewals (2)
Number of leases	7	22	19
Square feet	318,956	316,101	670,496
Tenant improvement costs per square foot	$49.50	$17.42	$27.67
Leasing commission costs per square foot	$10.29	$6.71	$12.72
Total tenant improvements and leasing commissions
Costs per square foot	$59.79	$24.13	$40.39
Costs per square foot per year	$6.39	$3.24	$3.64

New/Modified Leases (3)
Number of leases	13	25	27
Square feet	73,616	229,476	444,497
Tenant improvement costs per square foot	$15.96	$25.57	$8.52
Leasing commission costs per square foot	$7.18	$7.48	$7.04
Total tenant improvements and leasing commissions
Costs per square foot	$23.14	$33.05	$15.56
Costs per square foot per year	$3.56	$4.77	$2.78

Total
Number of leases	20	47	46
Square feet	392,572	545,577	1,114,993
Tenant improvement costs per square foot	$43.21	$20.85	$20.03
Leasing commission costs per square foot	$9.70	$7.04	$10.46
Total tenant improvements and leasing commissions
Costs per square foot	$52.91	$27.89	$30.49
Costs per square foot per year	$6.00	$3.86	$3.43
__________

(1)	Based on leases executed during the period. Excludes leases to related parties, short-term leases and leases for raw space.

(2)	Does not include retained tenants that have relocated to new space or expanded into new space.

(3)	Includes retained tenants that have relocated or expanded into new space and lease modifications.

Capital Expenditures (1)

The following table sets forth certain information regarding non-recoverable and recoverable capital expenditures at our LACBD properties. Recoverable capital expenditures are reimbursed by tenants under the terms of their leases but are borne by us to the extent of any unleased space in our portfolio.

	For the Year Ended December 31,
	2012	2011	2010
Non-recoverable capital expenditures	$1,080,833	$1,586,618	$893,525
Total square feet	6,389,906	6,374,550	6,343,594
Non-recoverable capital expenditures per square foot	$0.17	$0.25	$0.14

Recoverable capital expenditures (2)	$291,431	$1,027,784	$2,130,585
Total square feet	6,389,906	6,374,550	6,343,594
Recoverable capital expenditures per square foot	$0.05	$0.16	$0.34
__________

(1)
Historical capital expenditures for each period shown reflect properties owned for the entire period. For properties disposed during the period, the capital expenditures are excluded for that period. Any capital expenditures incurred during the period of disposition are footnoted separately.

(2)
The amounts presented represent the total value of the improvements in the year they are made. The annual amortization of capital leases, based on each asset’s useful life, as well as any financing costs, are generally billed to tenants on an annual basis as payments are made.

Indebtedness

As of December 31, 2012, our debt was comprised of mortgage and mezzanine loans secured by six properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.21% as of December 31, 2012. A summary of our debt as of December 31, 2012 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,552.3	79.59%	5.40%	3 years
Variable-rate	398.0	20.41%	3.55%	1 year
	$1,950.3	100.00%	5.03%	2 years

As of December 31, 2012, our ratio of debt to total market capitalization was 82.3% of our total market capitalization of $2.4 billion (based on the closing price of our common stock of $3.08 per share on the NYSE on December 31, 2012). Our ratio of debt plus liquidation preference of the Series A preferred stock to total market capitalization was 92.5% as of December 31, 2012. Our total market capitalization includes the book value of our debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and noncontrolling common units of the Operating Partnership as of December 31, 2012.

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

Market Information

Our common stock, par value $0.01 per share, is traded on the New York Stock Exchange (“NYSE”). The high and low closing prices of our common stock for the last two calendar years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
Common stock market price:
High	$2.80	$2.47	$3.81	$3.52
Low	1.96	1.66	2.00	2.50

Year Ended December 31, 2011
Common stock market price:
High	$4.28	$3.73	$3.78	$2.48
Low	2.76	2.44	2.01	1.74

Holders of Record

As of March 8, 2013, there were 204 holders of record of our common stock.

Dividends

We did not declare a dividend on our common stock during 2010, 2011 and 2012. Due to our focus on preserving unrestricted cash and the availability of net operating loss (“NOL”) carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock in the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2013 to maintain our REIT status due to the use of NOL carryforwards, as necessary. The actual amount and timing of distributions in 2013 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code of 1986 as amended (the “Code”), and no assurance can be given as to the amounts or timing of future distributions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,672,138	(2)	—
Equity compensation plans not approved by security holders	—		—
	2,672,138		—
__________

(1)
Issued under the Second Amended and Restated 2003 Incentive Award Plan (the “Incentive Plan”) approved by stockholders on June 5, 2007. The Incentive Plan expired on November 12, 2012, except with respect to any awards then outstanding.

(2)	Weighted average exercise price is $2.31 per share for 1,103,935 nonqualified stock options outstanding. Restricted stock units totaling 1,568,203 shares will be issued at no cost to the recipients.

Recent Sales of Unregistered Securities

2012 Activity—

During 2012, Robert F. Maguire III and related entities redeemed a total of 6,276,251 noncontrolling common units of MPG Office, L.P. (the “Operating Partnership”), and we issued 6,276,251 shares of our common stock in exchange for these units. We received no cash or other consideration for any of the noncontrolling common units redeemed. All of the common stock issued in exchange for the noncontrolling common units was issued in private placement transactions exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

2013 Activity—

On January 29, 2013, Thomas MPG Holding, LLC redeemed 35,000 noncontrolling common units of the Operating Partnership, and we issued 35,000 shares of common stock in exchange for these units. We received no cash or other consideration for the noncontrolling common units redeemed. The common stock issued in exchange for the noncontrolling common units was issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

During 2012, we accepted the cancellation of 74,791 restricted stock units held by certain employees in accordance with the provisions of the Incentive Plan to satisfy the employees’ minimum statutory tax withholding obligations related to restricted stock unit awards that vested. The value of the canceled units was calculated based on the closing market price of our common stock on the NYSE on the applicable vesting dates.

Also during 2012, we withheld 69,044 shares of our common stock from certain employees to satisfy the payment of exercise price and/or minimum statutory tax withholding obligations due upon the exercise of nonqualified stock option awards. The value of the withheld shares was calculated based on the closing market price of our common stock on the NYSE on the exercise date.

Performance Graph

The following graph compares the performance of our common stock for the five-year period ended December 31, 2012 with that of the S&P 500, the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REITs Index and the NAREIT Office Index. Upon written request, we will provide any person with a list of the companies included in the NAREIT Equity REITs and/or Office indices. The Cumulative Total Return shown below assumes an initial investment of $100.00 on December 31, 2007 and reinvestment of dividends. The historical information included in the performance graph and Cumulative Total Return is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last trading day of each month shown.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among MPG Office Trust, Inc., the S&P 500,
the NAREIT Equity REITs Index and the NAREIT Office Index

_________

*	$100.00 invested on December 31, 2007 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
MPG Office Trust, Inc.	$100.00	$5.06	$5.24	$9.54	$6.90	$10.68
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
NAREIT Equity REITs Index	100.00	62.27	79.70	101.99	110.45	130.39
NAREIT Office Index	100.00	57.89	82.51	96.47	95.80	109.42

Item 6.	Selected Financial Data.

The following tables set forth selected consolidated operating and financial data for our Company:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share amounts)
Operating Results (1), (2), (3), (4)
Total revenue	$231,171	$234,961	$240,022	$251,216	$247,858
Total expenses (5)	289,270	293,197	296,588	329,089	325,360
Loss from continuing operations before equity in net income (loss) of unconsolidated joint venture, gain on sale of interest in unconsolidated joint venture and gains on sale of real estate	(58,099)	(58,236)	(56,566)	(77,873)	(77,502)
Equity in net income (loss) of unconsolidated joint venture	14,341	74	905	(10,401)	(1,092)
Gain on sale of interest in unconsolidated joint venture	50,051	—	—	—	—
Gains on sale of real estate (6)	—	—	16,591	20,350	—
Income (loss) from continuing operations	6,293	(58,162)	(39,070)	(67,924)	(78,594)
Income (loss) from discontinued operations (7)	389,825	156,389	(158,868)	(801,803)	(244,744)
Net income (loss)	396,118	98,227	(197,938)	(869,727)	(323,338)
Net (income) loss attributable to common units of the Operating Partnership	(11,864)	(9,208)	25,926	108,570	14,354
Net income (loss) attributable to MPG Office Trust, Inc.	384,254	89,019	(172,012)	(761,157)	(308,984)
Preferred stock dividends	(18,550)	(18,806)	(19,064)	(19,064)	(19,064)
Preferred stock redemption discount	—	2,780	—	—	—
Net income (loss) available to common stockholders	$365,704	$72,993	$(191,076)	$(780,221)	$(328,048)
Net income (loss) available to common stockholders per share – basic	$6.77	$1.47	$(3.92)	$(16.21)	$(6.90)
Weighted average number of common shares outstanding – basic	54,043,655	49,682,202	48,770,326	48,127,997	47,538,457

Other Information
Cash flows provided by (used in) operating activities	$6,226	$(24,057)	$22,045	$6,983	$(42,658)
Cash flows provided by (used in) investing activities	64,375	187,238	317,592	354,042	(138,759)
Cash flows (used in) provided by financing activities	(36,906)	(92,076)	(383,755)	(350,545)	87,072

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Financial Position
Investments in real estate, net	$1,167,956	$1,927,572	$2,394,858	$3,192,445	$4,422,386
Assets associated with real estate held for sale	—	14,000	—	—	182,597
Total assets	1,466,859	2,282,391	2,771,012	3,667,659	5,199,015
Mortgage and other loans	1,949,739	3,045,995	3,576,493	4,248,975	4,714,090
Obligations associated with real estate held for sale	—	—	—	—	171,348
Total liabilities	1,985,181	3,210,317	3,816,534	4,524,636	5,218,677
Stockholders’ deficit	(511,868)	(815,884)	(920,341)	(754,020)	(19,662)
Noncontrolling interests	(6,454)	(112,042)	(125,181)	(102,957)	—

__________

(1)
Our selected financial data has been reclassified to reflect the disposition of 700 North Central, 801 North Brand, Brea Corporate Place, Brea Financial Commons, Stadium Towers Plaza, Glendale Center, 500 Orange Tower, Two California Plaza and 3800 Chapman during 2012, which have been presented as discontinued operations in the consolidated statements of operations. Therefore, amounts presented in the table above for 2011, 2010, 2009 and 2008 will not agree to those previously reported in our Annual Report on Form 10-K for the years ended December 31, 2011 and 2010 and our Annual Reports on Form 10-K/A for the years ended December 31, 2009 and 2008, respectively.

(2)
Our selected financial data has been reclassified to reflect the disposition of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson and City Tower during 2011, which have been presented as discontinued operations in the consolidated statements of operations. Therefore, amounts presented in the table above for 2010, 2009 and 2008 will not agree to those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Annual Reports on Form 10-K/A for the years ended December 31, 2009 and 2008, respectively.

(3)
Our selected financial data has been reclassified to reflect the disposition of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza during 2010, which have been presented as discontinued operations in the consolidated statements of operations. Therefore, amounts presented in the table above for 2009 and 2008 will not agree to those previously reported in our Annual Reports on Form 10-K/A for the years ended December 31, 2009 and 2008, respectively.

(4)
Our selected financial data has been reclassified to reflect the disposition of 18581 Teller, City Parkway, Park Place I, 130 State College and the Lantana Media Campus during 2009, which have been presented as discontinued operations in the consolidated statements of operations. Therefore, amounts presented in the table above for 2008 will not agree to those previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

(5)	Expenses of continuing operations in 2008 include $23.9 million of costs associated with the review of strategic alternatives and subsequent management changes.

(6)
Gain on sale of real estate in 2010 represents the recognition of a deferred gain from the 2006 disposition of the 808 South Olive parking garage. In 2009, amount represents the recognition of a deferred gain from the 2006 contribution of an 80% interest in Cerritos Corporate Center to the unconsolidated joint venture upon expiration of our loan guarantee.

(7)
In 2012, income from discontinued operations includes gains on settlement of debt totaling $333.2 million and gains on sale of real estate totaling $106.9 million. In 2011, income from discontinued operations includes gains on settlement of debt totaling $190.4 million and gains on sale of real estate totaling $73.8 million, which were partially offset by impairment charges totaling $23.2 million. In 2010, loss from discontinued operations includes impairment charges totaling $233.4 million, which were partially offset by gains on settlement of debt totaling $156.1 million and a $14.7 million gain on sale of real estate. In 2009, loss from discontinued operations includes impairment charges totaling $698.7 million. In 2008, loss from discontinued operations includes impairment charges totaling $123.7 million.

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.7% interest, and the subsidiaries of the Operating Partnership, including MPG TRS Holdings II, Inc. and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of December 31, 2012, the Operating Partnership indirectly owns six office properties, and on- and off-site parking garages (the “Total Portfolio”). We hold an approximate 99.7% interest in the Operating Partnership, and therefore do not completely own the Total Portfolio. The aggregate square footage of the Total Portfolio has not been reduced to reflect our limited partners’ 0.3% share of the Operating Partnership.

As of December 31, 2012, the Total Portfolio included the following:

•	Five office properties located in the LACBD totaling 6.4 million square feet that were 78.4% leased;

•	One office property located in Pasadena, California totaling 0.2 million square feet that was 100.0% leased; and

•	Parking garages located in the LACBD totaling 2.6 million square feet, which accommodate 8,057 vehicles.

We directly manage the properties in the Total Portfolio through the Operating Partnership and/or the Services Companies. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking garages.

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

Sources and Uses of Liquidity

Our potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Unrestricted and restricted cash;	•	Property operations and corporate expenses;
•	Cash generated from operations;	•	Capital expenditures (including commissions and tenant improvements);
•	Asset dispositions;	•	Payments in connection with loans (including debt service, principal payment obligations and payments to extend, refinance, modify or exit loans);
•	Proceeds from public or private issuance of debt or equity securities;	•	Payment of potential federal and state income tax obligations;
•	Cash generated from the contribution of existing assets to joint ventures; and/or	•	Entitlement-related costs; and/or
•	Proceeds from additional secured or unsecured debt financings.	•	Distributions to common and preferred stockholders and unit holders.

Potential Sources of Liquidity—

We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund all of our potential needs, including our 2013 debt maturities. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing our existing debt, including our debt maturities on favorable terms or at all, and we may be forced to give back assets to the relevant mortgage lenders. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above and that those sources will be sufficient to meet our near-term liquidity needs. On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The net proceeds from the transaction are expected to be approximately $103 million, a portion of which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See “Subsequent Events.”

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our ability to sell our properties to raise capital is not assured. Companies known to be liquidating assets in order to fund liquidity needs may lose negotiation and pricing power. Accordingly, if we are forced to sell properties to meet our liquidity requirements, we may be forced to sell at a discount to fair value. We believe that the concentration of our properties in downtown Los Angeles creates operating and leasing synergies that enhance the value of our company. Selling properties on a one-off basis to fund liquidity needs, therefore, may diminish those synergies and decrease the value of our remaining portfolio of properties. Our tax basis in each of our properties is substantially less than their fair value and, in some cases, the amount of indebtedness encumbering them. Accordingly, asset sales may cause us to be liable for material tax obligations. Asset sales also could require us to incur potentially significant transaction expenses even if our efforts to sell an asset are not successful. In addition, asset sales typically take significant time to complete, exposing us to additional market and economic risks.

Our ability to access the capital markets to raise capital is highly uncertain. Our substantial indebtedness may prevent us from being able to raise debt financing on acceptable terms or at all. We believe we are unlikely to be able to raise equity capital in the capital markets.

Future sources of significant cash are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. In addition, our inability to secure adequate sources of liquidity could lead to our eventual insolvency. For a further discussion of risks associated with loan defaults, economic conditions, our liquidity position and our substantial indebtedness, see Part I, Item 1A. “Risk Factors.”

Unrestricted and Restricted Cash—

A summary of our cash position as of December 31, 2012 is as follows (in millions):

Unrestricted cash and cash equivalents	$151.7
Restricted cash:
Leasing and capital expenditure reserves	17.9
Tax, insurance and other working capital reserves	10.5
Prepaid rent reserves	11.3
Collateral accounts	1.1
Total restricted cash	40.8
$192.5

The leasing and capital expenditure, tax, insurance and other working capital, and prepaid rent reserves are held in restricted accounts by our lenders in accordance with the terms of our loan agreements.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is a summary of our available leasing reserves as of December 31, 2012 (in millions):

Restricted Cash Leasing Reserves
LACBD properties	$16.2
Plaza Las Fuentes	0.1
$16.3

Other than at KPMG Tower, the leasing reserves at our LACBD properties have been exhausted in large part, and leasing costs will need to be funded primarily from property-generated cash flow. See “—Potential Uses of Liquidity—Capital Expenditures (Including Commissions and Tenant Improvements)” below.

Cash Generated from Operations—

Our cash generated from operations is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants. Net cash generated from operations is tied to our level of operating expenses and other general and administrative costs, described below under “—Potential Uses of Liquidity.”

Occupancy levels. Our overall occupancy levels in the LACBD as of December 31, 2012 are lower than our year end 2011 levels. We expect our occupancy levels in 2013 to be lower than our current levels for the following reasons (among others):

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

Rental rates. Average asking rental rates in the LACBD were essentially flat during 2012. We believe that on average, our in-place rents are generally close to current market in the LACBD and above market at Plaza Las Fuentes. Because of economic volatility and uncertainty, we expect that rental rates may decline during 2013.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of December 31, 2012, our 20 largest tenants represented 61.7% of the LACBD’s total annualized rental revenue. In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due to us from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

Asset Dispositions—

During the past several years, we have systematically disposed of assets in order to (1) preserve cash through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash through the disposition of strategically-identified non-core properties with positive equity value. We may dispose of additional assets in the future in order to generate cash. However, we have a limited number of assets remaining that could be sold to generate net cash proceeds. If we choose to pursue such a disposition, we cannot assure you that such a disposition could be completed in a timely manner or on terms acceptable to us.

In connection with our initial public offering, we agreed to indemnify Robert F. Maguire III and related entities and other contributors from all direct and indirect adverse tax consequences in the event that the Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of a foreclosure or otherwise) of any portion of its interests in Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations. Our tax indemnification obligations to Mr. Maguire and the other contributors will expire on June 27, 2013. On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. See “Subsequent Events.”

During 2012, we disposed of development land and 3.4 million square feet of office space. These transactions resulted in the elimination of $1.1 billion of debt and the generation of approximately $7 million in net proceeds. In addition, we entered into transactions with our joint venture partner, an affiliate of Beacon Capital Partners, LLC (“Beacon Capital”). We received net proceeds from these transactions totaling approximately $89 million.

Cash-Preserving Dispositions—

During 2012, we closed the following cash-preserving transactions:

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

•
On December 14, 2012, a trustee sale was held with respect to 3800 Chapman. As a result of the foreclosure, we were relieved of the obligation to repay the $44.4 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan.

In the case of each property discussed above, we received a general release of claims under the loan documents. There are no material continuing liabilities under the loan documents related to the disposed properties, except liabilities related to environmental issues or hazardous substances described in further detail below under “Indebtedness—Operating Partnership Contingent Obligations—Non-Recourse Carve Out Guarantees.”

Cash-Generating Dispositions—

During 2012, we closed the following cash-generating transactions:

•
On March 30, 2012, the Company, together with Charter Hall Office REIT, sold its interests in Wells Fargo Center – Denver and San Diego Tech Center (both joint venture properties in which we owned a 20% interest) to affiliates of Beacon Capital. In addition, we sold our development rights and an adjacent land parcel at San Diego Tech Center to Beacon Capital and received a payment in consideration for terminating our right to receive certain fees from the joint venture following the closing date. We received net proceeds from these transactions totaling approximately $46 million, which will be used for general corporate purposes.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	On May 25, 2012, we disposed of the City Tower development land. We received net proceeds from this transaction of approximately $7 million, which will be used for general corporate purposes.

•
On July 12, 2012, the Company, together with Beacon Capital, sold its interest in Stadium Gateway (a joint venture property in which we owned a 20% interest). We received net proceeds from this transaction of approximately $1 million, including reimbursement of loan reserves, which will be used for general corporate purposes.

•
On December 21, 2012, we sold our remaining 20% interest in the joint venture to an affiliate of Beacon Capital and received net proceeds from this transaction of approximately $42 million, which will be used for general corporate purposes. We no longer have an ownership interest in the joint venture.

Pending Disposition—

On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off‑site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The net proceeds from the transaction are expected to be approximately $103 million, a portion of which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See “Subsequent Events.”

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

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured debt financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings that generate net cash proceeds. However, we may seek to extend the maturity dates of certain secured debt financing encumbering our properties as they come due. Additionally, we do not believe that we will be able to obtain any significant unsecured debt financings on terms acceptable to us in the near future.

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

Property Operations and Corporate Expenses—

Management is focused on a careful and efficient use of cash to fund property operating and corporate expenses. All of our business units underwent a thorough budgeting process in the fourth quarter of 2012 to allow for support of the Company’s 2013 business plan, while preserving unrestricted cash. Management continues to look for opportunities to reduce general and administrative expenses. Our completed and any future property dispositions may further reduce these expenses. Regardless of these efforts, operating our properties and business requires a significant amount of capital.

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

Contractual Obligations—

We have $16.3 million of restricted cash available to pay for leasing costs as of December 31, 2012. Other than at KPMG Tower, the leasing reserves at our LACBD properties have been exhausted in large part, and leasing costs will need to be funded primarily from property-generated cash flow. As of December 31, 2012, we had executed leases that contractually commit us to pay our tenants $37.0 million for leasing costs as follows: Wells Fargo Tower ($15.2 million); Gas Company Tower ($12.6 million); KPMG Tower ($4.1 million); 777 Tower ($2.2 million); Plaza Las Fuentes ($1.7 million); and US Bank Tower ($1.2 million). Of these amounts, $1.0 million is contractually due in 2014, $4.2 million in 2015, $0.3 million in 2016, $8.8 million in 2017 and $2.6 million thereafter. The remaining $20.1 million is contractually available for payment to tenants upon request during 2013, but actual payment is largely determined by the timing of requests from those tenants.

Discretionary Expenditures—

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

At our LACBD properties, we incurred approximately $53 per square foot, $28 per square foot and $30 per square foot in leasing costs on new and renewal leases executed during 2012, 2011 and 2010, respectively. Actual leasing costs incurred will fluctuate as described above.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

Debt Service. As of December 31, 2012, we had $1.9 billion of debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. Cash is distributed to us only after funding of improvement, leasing and maintenance reserves (as applicable) and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, excess operating cash flow from KPMG Tower is being swept by the lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan. As of December 31, 2012, we had fully funded the $1.5 million capital expenditure reserve and funded $10.0 million into the leasing reserve. During 2012, no excess operating cash flow was applied by the lender to reduce the principal balance of the KPMG Tower mortgage loan.

During 2012, we made debt service payments totaling $113.3 million, and the respective special servicers applied $9.1 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 500 Orange Tower, and 3800 Chapman (due to the default status of the loans prior to the properties’ disposition). We made no debt service payments with unrestricted cash during 2012 related to defaulted mortgages subsequent to the applicable default date.

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

As of December 31, 2012, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$365.0
777 Tower	273.0
US Bank Tower (1)	260.0
Principal payable at maturity	$898.0
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The $260.0 million outstanding loan balance will be repaid using proceeds from the transaction. See “Subsequent Events.”

Our KPMG Tower mortgage loan matures October 9, 2013. We do not have a commitment from the lenders to extend the maturity date of this loan. This loan may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the expected net proceeds from the sale of US Bank Tower, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. We are subject to tax indemnification obligations to

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mr. Maguire and other contributors with respect to KPMG Tower, and this obligation could be triggered if we dispose of the property in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our 777 Tower mortgage loan matures on November 1, 2013. We do not have a commitment from the lender to extend the maturity date of this loan. This loan may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the expected net proceeds from the sale of US Bank Tower, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lender.

Payments to Extend, Refinance, Modify or Exit Loans. We continue to have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property‑owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant special purpose property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Recently, extending or refinancing loans has required principal paydowns, the funding of additional reserve amounts and the payment of certain fees to, and expenses of, the applicable lenders. In addition, lenders may impose cash flow restrictions in connection with refinancings, such as cash flow sweeps and lockboxes. These fees and cash flow restrictions will affect our ability to fund our other uses. The terms of the extensions or refinancings may also include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

Payment of Potential Federal and State Income Tax Obligations—

As of December 31, 2012, we had $845 million of federal and $889 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income. We have used, and expect to continue to use, NOL carryforwards and other tax attributes to offset regular taxable income in 2012 and future taxable years. Generally, a REIT that distributes earnings to its stockholders in an amount that equals or exceeds its taxable income is not subject to income taxes that would otherwise be taxed at a federal corporate tax rate of 35% and a California tax rate of 8.84%. In the absence of distributions to stockholders, NOL carryforwards may be utilized to offset REIT taxable income for federal and California income tax purposes.

Our ability to use NOL carryforwards in future years could be negatively impacted by changes in ownership of the Company, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (which generally limits the amount of NOL carryforwards that may be used on an annual basis in post-change tax years), or by legislative action within the jurisdictions in which we own property. As of December 31, 2012, all of our properties are located within the State of California, whose financial condition is among the most troubled of any state in the United States. Under prior California law, NOL carryforwards were suspended in 2002, 2003 and from 2008 through 2011 and could not be used to offset taxable income for California franchise tax purposes in such tax years. The State of California may introduce new legislation to suspend the utilization of NOL carryforwards in future tax years. If such an event were to occur, we may be subject to tax if a sufficient amount of earnings is not

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

distributed to our stockholders. In that case, to the extent that the use of California NOL carryforwards is suspended, our California taxable income would be subject to the regular California corporate tax rate of 8.84% instead of the effective California alternative minimum tax (“AMT”) rate (after the utilization of NOL carryforwards) of 0.665%. In this event, the significant increase in our tax obligation to the State of California could impact potential dispositions of assets or other corporate events.

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

As of December 31, 2012, we had $845 million of federal NOL carryforwards, of which $715 million related to MPG Office Trust, Inc. and $130 million related to our taxable REIT subsidiary (“TRS”) entities. Due to our focus on preserving unrestricted cash and the availability of NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and our 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2013 to maintain our REIT status due to the use of NOL carryforwards, as necessary. In determining REIT taxable income for purposes of applying the 90% distribution requirement, NOL carryforwards can be taken into account.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of January 31, 2013, we have missed 17 quarterly dividend payments. The amount of dividends in arrears totals $78.8 million.

All distributions to our common stockholders, preferred stockholders and Operating Partnership noncontrolling common unit holders are at the discretion of the board of directors. The actual amount and timing of distributions in 2013 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tax Basis of Operating Partnership Assets

Selected information, including federal net tax basis amounts, for the Operating Partnership’s assets as of December 31, 2012 is as follows (in millions):

Property	OP Asset Tax Basis (Adjusted for Depreciation) (1)	Section 704(c) Built-in Gain Allocable to Limited Partners (1)	Section 704(c) Built-in Gain Allocable to MPG (1)	Additional MPG Section 743(b) Basis (Adjusted for Depreciation)
Wells Fargo Tower	$217.1	$8.9	$85.9	$122.3
777 Tower	314.7	—	—	7.7
US Bank Tower	158.5	21.5	106.7	144.9
Gas Company Tower	199.4	27.5	32.1	74.8
KPMG Tower	83.7	7.3	195.3	165.0
Plaza Las Fuentes	17.1	0.2	24.9	27.7
Other	3.7	—	—	—
	$994.2	$65.4	$444.9	$542.4
__________

(1)
Any remaining gain in excess of the Section 704(c) built-in gains listed above would be allocated to MPG Office Trust, Inc. and the limited partners of the Operating Partnership at their respective ownership percentages. As of December 31, 2012, those percentages were 99.7% and 0.3%, respectively.

As of December 31, 2012, the Operating Partnership also has tax basis in the stock of its two wholly owned TRS entities (in millions):

Tax Basis in TRS Stock
MPG TRS Holdings II, Inc.	$125
MPG Office Trust Services, Inc.	16

Indebtedness

As of December 31, 2012, our debt was comprised of mortgage and mezzanine loans secured by six properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.21% as of December 31, 2012. A summary of our debt as of December 31, 2012 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,552.3	79.59%	5.40%	3 years
Variable-rate	398.0	20.41%	3.55%	1 year
	$1,950.3	100.00%	5.03%	2 years

As of December 31, 2012, our ratio of debt to total market capitalization was 82.3% of our total market capitalization of $2.4 billion (based on the closing price of our common stock of $3.08 per share on the New York Stock Exchange on December 31, 2012). Our ratio of debt plus liquidation preference of the Series A preferred stock to total market capitalization was 92.5% as of December 31, 2012. Our total market capitalization includes the book value of our debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and noncontrolling common units of the Operating Partnership as of December 31, 2012.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2012 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Variable-Rate Debt (2)
Plaza Las Fuentes mortgage loan (3)	4.50%	8/9/2016	$33,031	$1,507
KPMG Tower A-Note (4)	3.21%	10/9/2013	320,800	10,441
KPMG Tower B-Note (5)	5.31%	10/9/2013	44,200	2,380
Total variable-rate debt			398,031	14,328

Fixed-Rate Debt
Wells Fargo Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower (6)	4.66%	7/1/2013	260,000	12,284
Plaza Las Fuentes mezzanine loan	9.88%	8/9/2016	11,250	1,111
Total fixed-rate rate debt			1,552,250	85,032
Total debt			1,950,281	$99,360
Debt discount			(542)
Total debt, net			$1,949,739
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The December 31, 2012 one-month LIBOR rate of 0.21% was used to calculate interest on the variable-rate loans.

(3)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50%.

(4)	This loan bears interest at LIBOR plus 3.00%.

(5)	This loan bears interest at LIBOR plus 5.10%.

(6)
On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The $260.0 million outstanding loan balance will be repaid at closing using proceeds from the transaction. See “Subsequent Events.”

Mortgage Loan Extension

On July 9, 2012, we extended the maturity date of the mortgage loan at KPMG Tower for an additional one year, to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance to $365.0 million. Excess operating cash flow (cash flow after the funding of certain reserves, the payment of property operating expenses and the payment of debt service) is being applied to fund a $1.5 million capital expenditure reserve, to fund an additional $5.0 million into the leasing reserve, and thereafter, to reduce the outstanding principal balance of the loan. As of December 31, 2012, we had fully funded the capital expenditure reserve and funded $10.0 million into the leasing reserve. During 2012, no excess operating cash flow was applied by the lender to reduce the principal balance of the KPMG Tower mortgage loan.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mortgage Loans Settled Upon Disposition

During 2012, we settled the mortgage loans discussed below. In each case, we received a general release of claims under the loan documents. There are no material continuing liabilities under the loan documents related to the disposed properties, except liabilities related to environmental issues or hazardous substances described in further detail below under “—Operating Partnership Contingent Obligations—Non-Recourse Carve Out Guarantees.”

700 North Central—

On February 2, 2012, a trustee sale was held with respect to 700 North Central as part of cooperative foreclosure proceedings. As a result of the foreclosure, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by the property as well as accrued contractual and default interest. We recorded a $3.5 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

801 North Brand—

On February 2, 2012, a trustee sale was held with respect to 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosure, we were relieved of the obligation to repay the $75.5 million mortgage loan secured by the property as well as accrued contractual and default interest. We recorded a $9.6 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

Brea Corporate Place and Brea Financial Commons—

On April 19, 2012, we disposed of Brea Campus pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by these properties as well as accrued contractual interest on the mortgage loan. We recorded a $32.5 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition.

Stadium Towers Plaza—

On May 18, 2012, trustee sales were held with respect to Stadium Towers Plaza and an adjacent land parcel. As a result of the foreclosures, we were relieved of the obligation to repay the $100.0 million mortgage loan secured by the properties as well as accrued contractual and default interest on the mortgage loan. We recorded a $70.0 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Glendale Center—

On August 3, 2012, a trustee sale was held with respect to Glendale Center. As a result of the foreclosure, we were relieved of the obligation to repay the $125.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. We recorded a $13.7 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

500 Orange Tower—

On September 6, 2012, a trustee sale was held with respect to 500 Orange Tower. As a result of the foreclosure, we were relieved of the obligation to repay the $110.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. We recorded a $65.7 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

Two California Plaza—

On October 1, 2012, a trustee sale was held with respect to Two California Plaza. As a result of the foreclosure, we were relieved of the obligation to repay the $470.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. We recorded a $127.5 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

3800 Chapman—

On December 14, 2012, a trustee sale was held with respect to 3800 Chapman. As a result of the foreclosure, we were relieved of the obligation to repay the $44.4 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. We recorded a $10.7 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Partnership Contingent Obligations

Non-Recourse Carve Out Guarantees—

All of the Company’s $1.9 billion of mortgage and mezzanine debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against the Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or the Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of the Operating Partnership or the Company.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

As of December 31, 2012, to our knowledge the Company had not triggered any of the “non‑recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount the Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $1.9 billion as of December 31, 2012 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to the Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from the Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the event that any of these triggering events occur and the loans become partially or fully recourse against the Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

Guaranty of Partial Payment—

As a condition to closing the mortgage loan on 3800 Chapman, the Operating Partnership entered into a guaranty of partial payment. Under this guaranty, the Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the payment of principal) and all amounts to be deposited into (i) a property tax and insurance reserve, (ii) a capital reserve, and (iii) a leasing rollover reserve. On June 6, 2012, we entered into an agreement with the special servicer for 3800 Chapman, pursuant to which the Operating Partnership received a release from all claims under the guaranty of partial payment in return for a payment of $2.0 million.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, we are required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2012. Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.00 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.79 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove the Company as property manager of Gas Company Tower.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Certain amounts in the consolidated statements of operations for 2011 and 2010 have been reclassified to reflect the activity of discontinued operations.

Comparison of 2012 and 2011

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2012	12/31/2011
Revenue:
Rental	$123.7	$133.9	$(10.2)	(8)%
Tenant reimbursements	62.1	65.1	(3.0)	(5)%
Parking	27.4	27.3	0.1	—%
Management, leasing and development services	2.4	6.8	(4.4)	(65)%
Interest and other	15.6	1.9	13.7	721%
Total revenue	231.2	235.0	(3.8)	(2)%

Expenses:
Rental property operating and maintenance	56.7	56.0	0.7	1%
Real estate taxes	20.1	20.0	0.1	—%
Parking	7.5	7.8	(0.3)	(4)%
General and administrative	24.4	24.2	0.2	1%
Other expense	5.0	2.1	2.9	138%
Depreciation and amortization	61.5	65.0	(3.5)	(5)%
Impairment of long-lived assets	2.1	—	2.1	100%
Interest	112.0	117.9	(5.9)	(5)%
Loss from early extinguishment of debt	—	0.2	(0.2)	—%
Total expenses	289.3	293.2	(3.9)	(1)%
Loss from continuing operations before equity in net income of unconsolidated joint venture and gain on sale of interest in unconsolidated joint venture	(58.1)	(58.2)	0.1
Equity in net income of unconsolidated joint venture	14.3	0.1	14.2
Gain on sale of interest in unconsolidated joint venture	50.1	—	50.1
Income (loss) from continuing operations	$6.3	$(58.1)	$64.4
Income from discontinued operations	$389.8	$156.4	$233.4

Rental Revenue

Rental revenue decreased $10.2 million, or 8%, during 2012 as compared to 2011, primarily due to decreases in occupancy as a result of lease expirations during 2012.

Tenant Reimbursements Revenue

Tenant reimbursements decreased $3.0 million, or 5%, during 2012 as compared to 2011, primarily due to lower occupancy resulting from lease expirations during 2012.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management, Leasing and Development Services Revenue

Management, leasing and development services revenue decreased $4.4 million, or 65%, during 2012 as compared to 2011, mainly due to a reduction in leasing commissions earned from the joint venture. Additionally, management and advisory fee revenue earned from the joint venture declined due to fewer properties under management as a result of the disposition by the joint venture of Wells Fargo Center – Denver and San Diego Tech Center on March 30, 2012.

Interest and Other Revenue

Interest and other revenue increased $13.7 million during 2012 as compared to 2011, primarily due to a termination payment received from Beacon Capital related to the joint venture.

Other Expense

Other expense increased $2.9 million, or 138%, during 2012 as compared to 2011, primarily due to the accrual of AMT resulting from taxable income generated by property dispositions during 2012, for which there was no comparable activity during 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $3.5 million, or 5%, during 2012 as compared to 2011, primarily due to lower amortization of lease-related costs during 2012 as a result of lease terminations and the sale of the Westin® Pasadena Hotel during 2011.

Impairment of Long-Lived Assets

During 2012, we recorded a $2.1 million impairment charge to reduce the carrying amount of an investment in real estate to estimated fair value, less costs to sell, for which there was no comparable activity during 2011.

Interest Expense

Interest expense decreased $5.9 million, or 5%, during 2012 as compared to 2011, primarily due to the expiration of the KPMG Tower interest rate swap on August 9, 2012, which was partially offset by interest expense on the Plaza Las Fuentes mezzanine loan that was obtained in the fourth quarter of 2011.

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture increased $14.2 million reflecting our 20% share of the gain on sale of real estate of Wells Fargo Center – Denver by the joint venture, for which there was no comparable activity during 2011.

Gain on Sale of Interest in Unconsolidated Joint Venture

Gain on sale of interest in unconsolidated joint venture increased $50.1 million resulting from the sale of our remaining 20% interest in the joint venture to an affiliate of Beacon Capital, for which there was no comparable activity during 2011. We no longer have an ownership interest in the joint venture.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discontinued Operations

Our income from discontinued operations of $389.8 million during 2012 is comprised primarily of gains on settlement of debt related to the disposition of 700 North Central, 801 North Brand, Brea Campus, Stadium Towers Plaza, Glendale Center, 500 Orange Tower, Two California Plaza and 3800 Chapman and gains on sale of real estate related to disposition of the properties mentioned above and the City Tower development land. Our income from discontinued operations of $156.4 million during 2011 is comprised primarily of gains on settlement of debt related to the disposition of 550 South Hope, City Tower, 2600 Michelson and 701 North Brand and gains on sale of real estate related to the disposition of the Westin® Pasadena Hotel, City Tower, 550 South Hope and 701 North Brand.

Comparison of 2011 to 2010

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2011	12/31/2010
Revenue:
Rental	$133.9	$139.0	$(5.1)	(4)%
Tenant reimbursements	65.1	67.3	(2.2)	(3)%
Parking	27.3	28.2	(0.9)	(3)%
Management, leasing and development services	6.8	4.7	2.1	45%
Interest and other	1.9	0.8	1.1	138%
Total revenue	235.0	240.0	(5.0)	(2)%

Expenses:
Rental property operating and maintenance	56.0	56.4	(0.4)	(1)%
Real estate taxes	20.0	19.5	0.5	3%
Parking	7.8	8.7	(0.9)	(10)%
General and administrative	24.2	23.1	1.1	5%
Other expense	2.1	1.5	0.6	39%
Depreciation and amortization	65.0	67.3	(2.3)	(3)%
Interest	117.9	120.1	(2.2)	(2)%
Loss from early extinguishment of debt	0.2	—	0.2	100%
Total expenses	293.2	296.6	(3.4)	(1)%
Loss from continuing operations before equity in net income of unconsolidated joint venture and gain on sale of real estate	(58.2)	(56.6)	(1.6)
Equity in net income of unconsolidated joint venture	0.1	0.9	(0.8)
Gain on sale of real estate	—	16.6	(16.6)
Loss from continuing operations	$(58.1)	$(39.1)	$(19.0)
Income (loss) from discontinued operations	$156.4	$(158.9)	$315.3

Rental Revenue

Rental revenue decreased $5.1 million, or 4%, during 2011 as compared to 2010, primarily due to decreases in occupancy as a result of lease expirations and terminations during 2010 and 2011 at our core properties combined with lower rental rates during 2011.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tenant Reimbursements Revenue

Tenant reimbursements revenue decreased $2.2 million, or 3%, during 2011 as compared to 2010, mainly due to lease expirations.

Management, Leasing and Development Services Revenue

Management, leasing and development services revenue increased $2.1 million, or 45%, during 2011 as compared to 2010 due to an increase in leasing commissions earned from the joint venture.

Interest and Other Revenue

Interest and other revenue increased $1.1 million during 2011 as compared to 2010, mainly due to a bankruptcy settlement received related to a former tenant.

Parking Expense

Parking expense decreased $0.9 million, or 10%, during 2011 as compared to 2010, primarily due to lower occupancy.

General and Administrative Expense

General and administrative expense increased $1.1 million, or 5%, during 2011 as compared to 2010, largely as a result of increased share-based compensation costs that was partially offset by lower professional fees.

Other Expense

Other expense increased $0.6 million, or 39%, during 2011 as compared to 2010, primarily due to an increase in the tax provision.

Gain on Sale of Real Estate

We recorded a $16.6 million gain on sale of real estate during 2010 as a result of the recognition of a gain that was deferred in 2006 related to the disposition of the 808 South Olive parking garage.

Discontinued Operations

Our income from discontinued operations of $156.4 million during 2011 is comprised primarily of gains on settlement of debt related to the disposition of 550 South Hope, City Tower, 2600 Michelson and 701 North Brand and gains on sale of real estate related to the disposition of the Westin® Pasadena Hotel, City Tower, 550 South Hope and 701 North Brand. Our loss from discontinued operations of $158.9 million during 2010 is comprised of operating losses, including impairment charges, at our disposed properties, partially offset by gains on settlement of debt related to the disposition of Park Place II, Griffin Towers, 207 Goode and Pacific Arts Plaza and a gain on sale of real estate related to the disposition of Park Place II.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flow

The following summary discussion of our cash flow is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all‑inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations.

	For the Year Ended December 31,		Increase/ (Decrease)
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$6,226	$(24,057)	$30,283
Net cash provided by investing activities	64,375	187,238	(122,863)
Net cash used in financing activities	(36,906)	(92,076)	(55,170)

As discussed above, our business requires continued access to adequate cash to fund our liquidity needs. Over the last several years, we have maintained our liquidity position through secured debt financings, cash-generating asset sales and asset dispositions at or below the debt in cooperation with our lenders, as well as reductions in leasing costs, discretionary capital expenditures, property operating expenses, and general and administrative expenses. We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. See “Liquidity and Capital Resources” above for a detailed discussion of our potential sources and uses of liquidity. In the event we are unable to meet our liquidity challenges, we could become insolvent.

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash provided by operating activities during 2012 totaled $6.2 million, compared to net cash used in operating activities of $24.1 million during 2011. Termination payments from Beacon Capital combined with reductions in cash applied by special servicers for interest on defaulted mortgage loans were the primary drivers of the change in net cash provided by (used in) operating activities.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our properties. Net cash provided by investing activities totaled $64.4 million during 2012, compared to net cash provided by investing activities of $187.2 million during 2011. Lower proceeds from dispositions of real estate and an increase in restricted cash, mainly from the funding of loan reserves in connection with the KPMG Tower mortgage loan extension, partially offset by proceeds received from the sale of our interest in the joint venture and distributions received from the joint venture during 2012, were the primary drivers of the change in net cash provided by investing activities.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and noncontrolling common units of the Operating Partnership, if any. Net cash used in financing activities was $36.9 million during 2012, compared to net cash used in financing activities of $92.1 million during 2011. Decreased loan payments, partially offset by $45.0 million of financing obtained during 2011 on Plaza Las Fuentes, was the primary driver of the change in net cash used in financing activities. Due to our focus on preserving unrestricted cash and the availability of NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock in the foreseeable future.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of December 31, 2012, including any guaranteed or minimum commitments under contractual obligations.

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Principal payments on loan agreements	$898,573	$600	$627	$500,481	$550,000	$—	$1,950,281
Interest payments –
Fixed-rate debt (1)	76,187	56,572	56,572	46,923	8,383	—	244,637
Variable-rate debt (2)	11,401	1,468	1,440	947	—	—	15,256
Capital leases (3)	266	135	136	218	—	—	755
Operating lease (4)	820	290	—	—	—	—	1,110
Property disposition obligation –
Lease takeover obligation (5)	799	833	841	424	—	—	2,897
Tenant-related commitments (6)	20,128	944	4,159	301	8,836	2,613	36,981
Air space lease (7)	288	288	289	289	288	2,862	4,304
	$1,008,462	$61,130	$64,064	$549,583	$567,507	$5,475	$2,256,221
__________

(1)	Interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.21% as of December 31, 2012 plus the contractual spread per the loan agreement.

(3)	Includes principal and interest payments.

(4)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The amounts expected to be mitigated through future sublease payments total $678 and $244 for the years ending December 31, 2013 and 2014, respectively.

(5)
Includes a lease takeover obligation at a property that was disposed in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. The amounts expected to be mitigated through future sublease payments total $610, $628, $647 and $329 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively.

(6)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2012.

(7)	Includes an air space lease for Plaza Las Fuentes. The air space rent is calculated through the lease expiration date in 2027.

Related Party Transactions

Robert F. Maguire III

Tax Indemnification Agreement—

In connection with our initial public offering, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that the Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of foreclosure or otherwise) of any portion of its interests in Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2012, we received notices from Mr. Maguire and related entities requesting the redemption of a total of 6,276,251 noncontrolling common units of the Operating Partnership. At Mr. Maguire’s request, we issued 5,594,220 shares of common stock to a party not related to Mr. Maguire and 682,031 shares of common stock to Mr. Maguire directly in settlement of the redeemed noncontrolling units.

The redemption of noncontrolling common units and subsequent issuance of common stock to a party not related to Mr. Maguire caused Robert F. Maguire III and related entities to fall below the 50% ownership requirement set forth in his contribution agreement. As a result, all tax indemnification obligations in favor of him and related entities, as well as all remaining limited partners, will now expire on June 27, 2013. Therefore, pursuant to the terms of the contribution agreement, all restrictions on disposition relating to the following assets will now expire on June 27, 2013: Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes. On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. See “Subsequent Events.”

In connection with the tax indemnification agreement, Mr. Maguire, certain entities owned or controlled by Mr. Maguire, and other contributors have guaranteed a portion of our mortgage loans. As of December 31, 2012 and 2011, $591.8 million of our debt was subject to such guarantees.

Other Transactions—

We leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire. In 2010, we terminated our lease on the fourth floor of 1733 Ocean for consideration totaling $2.5 million, consisting of installment payments of $2.0 million and an offset of $0.5 million of amounts due to us by Mr. Maguire. During 2011 and 2010, we paid $0.9 million and $1.1 million, respectively, to Mr. Maguire in connection with the lease termination agreement. All amounts due Mr. Maguire under this agreement were paid in full as of December 31, 2011.

Litigation

See Part I, Item 3. “Legal Proceedings.”

Critical Accounting Policies
Impairment Evaluation

We assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate our investments in real estate for impairment on an asset-by-asset basis. Indicators of potential impairment include the following:

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, if the holding period and probability weighting of assets that were being evaluated for Step Two impairment as of December 31, 2012 were changed, there would have been no impairment charge, using a 100% probability weighting of a 10-year hold period, and an approximately $30 million impairment charge, using a 100% probability weighting of a short-term hold period, with all other factors being held constant. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. When circumstances arise, such as the bankruptcy filing of a tenant, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the tenant. Our credit risk is mitigated by the high quality of our existing tenant base, review of prospective tenant’s risk profiles prior to lease execution, and frequent monitoring of our tenant portfolio to identify problem tenants.

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

Lease termination fees, which are included as part of interest and other in the consolidated statement of operations, are recognized when the related leases are canceled, the leased space has been vacated, we have no continuing obligation to provide services to such former tenants and collectability is reasonably assured. Upon a tenant’s agreement to terminate a lease early, we accelerate the depreciation and amortization of the remaining unamortized assets associated with the tenant through the termination date. However, if we expect a loss on early lease termination, the remaining unamortized assets and/or liabilities related to the tenant are recognized in the consolidated statement of operations immediately as part of depreciation and amortization.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

Operating Partnership Unit Redemption

On January 29, 2013, we received a notice from Thomas MPG Holding, LLC requesting the redemption of 35,000 noncontrolling common units of the Operating Partnership. On January 30, 2013, we issued 35,000 shares of common stock in exchange for these units.

Sale of US Bank Tower

On March 11, 2013, we entered into an agreement with an affiliate of Overseas Union Enterprise Limited to sell US Bank Tower and the Westlawn off-site parking garage. The purchase price is $367.5 million. The transaction is expected to close on June 28, 2013, following the expiration of the tax protection period on June 27, 2013, subject to customary closing conditions. The buyer has made a $7.5 million non-refundable deposit. Net proceeds from the transaction are expected to be approximately $103 million and will be available for general corporate purposes, including potential loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower.

Non-GAAP Supplemental Measure

Funds from operations (“FFO”) is a widely recognized measure of REIT performance. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss (as computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding extraordinary items (as defined by GAAP), gains from disposition of depreciable real estate and impairment writedowns of depreciable real estate, plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements). Adjustments for the unconsolidated joint venture are calculated to reflect FFO on the same basis.

Management uses FFO as a supplemental performance measure because, in excluding real estate‑related depreciation and amortization, impairment writedowns of depreciable real estate and gains from disposition of depreciable real estate, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of net income (loss) available to common stockholders to FFO is as follows (in thousands, except share and per share amounts):

		For the Year Ended December 31,
		2012	2011	2010
Net income (loss) available to common stockholders		$365,704	$72,993	$(191,076)
Add:	Depreciation and amortization of real estate assets	78,258	102,457	128,047
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	3,431	6,911	7,522
	Impairment writedowns of depreciable real estate	2,121	23,218	233,399
	Impairment writedowns of depreciable real estate – unconsolidated joint venture (1)	2,907	819	572
	Net income (loss) attributable to common units of the Operating Partnership	11,864	9,208	(25,926)
	(Unallocated) allocated losses – unconsolidated joint venture (1)	(79)	(2,530)	4,019
Deduct:	Gains on sale of real estate	106,942	73,844	31,280
	Gains on sale of real estate – unconsolidated joint venture (1)	18,958	—	—
	Gain on sale of interest in unconsolidated joint venture	50,051	—	—
Funds from operations available to common stockholders and unit holders (FFO)		$288,255	$139,232	$125,277
Company share of FFO (2)		$276,092	$123,230	$110,301
FFO per share – basic		$5.11	$2.48	$2.26
FFO per share – diluted		$5.06	$2.45	$2.23
Weighted average number of common shares outstanding – basic		54,043,655	49,682,202	48,770,326
Weighted average number of common and common equivalent shares outstanding – diluted		54,531,562	50,319,551	49,389,548
___________

(1)
Amount represents our 20% ownership interest in the unconsolidated joint venture. For 2012, amount represents our 20% ownership interest through December 21, 2012, the date we disposed of our interest in the unconsolidated joint venture.

(2)	Based on a weighted average interest in the Operating Partnership of approximately 93.8%, 88.5% and 87.9% for 2012, 2011 and 2010, respectively.

The amounts shown in the table above will not agree to those previously reported in our Annual Report on Form 10-K for 2010 due to clarifications by the U.S. Securities and Exchange Commission (the “SEC”) regarding NAREIT’s definition of FFO. In response to those clarifications, we have restated our calculation of FFO to exclude impairment writedowns of depreciable real estate from all periods presented.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact our results of operations and cash flow. As of December 31, 2012, $398.0 million, or 20.4%, of our debt bears interest at variable rates based on one‑month LIBOR. We do not trade in financial instruments for speculative purposes.

Our interest rate cap agreement outstanding as of December 31, 2012 is as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest rate cap	$33,621	2.50%	12/2/2011	12/9/2013	$—

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during 2012 (in millions):

	Interest Expense	Fair Value of Mortgage Loans
50 basis point increase	$1.8	$(15.7)
50 basis point decrease	(0.8)	10.8

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of our interest rate cap agreement as of December 31, 2012.

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

Equity Price Sensitivity

Equity awards settled in cash are valued at the closing market price of our common stock on the NYSE on the grant date and are re-measured each reporting period, with the vested portion of the award recognized as a liability in the consolidated balance sheet until settlement. During 2012, we recorded $0.4 million in general and administrative expense in the consolidated statement of operations related to cash-settled awards. The impact of a 10% increase or decrease in the closing market price of our common stock on the NYSE as of December 31, 2012 would have had an immaterial effect on our results of operations and financial position during 2012.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MPG Office Trust, Inc.:

We have audited the accompanying consolidated balance sheets of MPG Office Trust, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), deficit, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPG Office Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MPG Office Trust, Inc.:

We have audited MPG Office Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MPG Office Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), deficit, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 15, 2013

MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except share amounts)

ASSETS
Investments in real estate:
Land	$186,196	$248,835
Acquired ground leases	—	55,801
Buildings and improvements	1,239,069	1,930,516
Land held for development	45,155	63,938
Tenant improvements	237,118	285,700
Furniture, fixtures and equipment	2,032	2,190
	1,709,570	2,586,980
Less: accumulated depreciation	(541,614)	(659,408)
Investments in real estate, net	1,167,956	1,927,572

Cash and cash equivalents	151,664	117,969
Restricted cash	40,810	74,387
Rents and other receivables, net	1,037	4,796
Deferred rents	45,834	54,663
Deferred leasing costs and value of in-place leases, net	50,470	71,696
Deferred loan costs, net	6,777	10,056
Other assets	2,311	7,252
Assets associated with real estate held for sale	—	14,000
Total assets	$1,466,859	$2,282,391

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans	$1,949,739	$3,045,995
Accounts payable and other liabilities	30,313	140,212
Acquired below-market leases, net	5,129	24,110
Total liabilities	1,985,181	3,210,317

Deficit:
Stockholders’ Deficit:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 liquidation preference, 50,000,000 shares authorized; 9,730,370 shares issued and outstanding as of December 31, 2012 and 2011	97	97
Common stock, $0.01 par value, 100,000,000 shares authorized; 57,199,596 and 50,752,941 shares issued and outstanding as of December 31, 2012 and 2011, respectively	572	508
Additional paid-in capital	608,588	703,436
Accumulated deficit and dividends	(1,121,667)	(1,504,759)
Accumulated other comprehensive income (loss)	542	(15,166)
Total stockholders’ deficit	(511,868)	(815,884)
Noncontrolling Interests:
Accumulated deficit and dividends	(6,454)	(118,049)
Accumulated other comprehensive income	—	6,007
Total noncontrolling interests	(6,454)	(112,042)
Total deficit	(518,322)	(927,926)
Total liabilities and deficit	$1,466,859	$2,282,391

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share amounts)
Revenue:
Rental	$123,643	$133,852	$138,976
Tenant reimbursements	62,134	65,057	67,322
Parking	27,354	27,346	28,273
Management, leasing and development services	2,412	6,811	4,669
Interest and other	15,628	1,895	782
Total revenue	231,171	234,961	240,022
Expenses:
Rental property operating and maintenance	56,658	55,940	56,426
Real estate taxes	20,108	20,007	19,506
Parking	7,526	7,825	8,680
General and administrative	24,336	24,166	23,103
Other expense	5,014	2,137	1,546
Depreciation and amortization	61,466	65,051	67,279
Impairment of long-lived assets	2,121	—	—
Interest	112,041	117,907	120,048
Loss from early extinguishment of debt	—	164	—
Total expenses	289,270	293,197	296,588
Loss from continuing operations before equity in net income of unconsolidated joint venture, gain on sale of interest in unconsolidated joint venture and gain on sale of real estate	(58,099)	(58,236)	(56,566)
Equity in net income of unconsolidated joint venture	14,341	74	905
Gain on sale of interest in unconsolidated joint venture	50,051	—	—
Gain on sale of real estate	—	—	16,591
Income (loss) from continuing operations	6,293	(58,162)	(39,070)

Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(50,318)	(107,835)	(329,686)
Gains on settlement of debt	333,201	190,380	156,129
Gains on sale of real estate	106,942	73,844	14,689
Income (loss) from discontinued operations	389,825	156,389	(158,868)

Net income (loss)	396,118	98,227	(197,938)
Net (income) loss attributable to common units of the Operating Partnership	(11,864)	(9,208)	25,926
Net income (loss) attributable to MPG Office Trust, Inc.	384,254	89,019	(172,012)
Preferred stock dividends	(18,550)	(18,806)	(19,064)
Preferred stock redemption discount	—	2,780	—
Net income (loss) available to common stockholders	$365,704	$72,993	$(191,076)

Basic income (loss) per common share:
Loss from continuing operations	$(0.17)	$(1.32)	$(1.05)
Income (loss) from discontinued operations	6.94	2.79	(2.87)
Net income (loss) available to common stockholders per share	$6.77	$1.47	$(3.92)
Weighted average number of common shares outstanding	54,043,655	49,682,202	48,770,326

Amounts attributable to MPG Office Trust, Inc.:
Income (loss) from continuing operations	$8,968	$(49,360)	$(32,059)
Income (loss) from discontinued operations	375,286	138,379	(139,953)
	$384,254	$89,019	$(172,012)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$396,118	$98,227	$(197,938)

Other comprehensive income:
Derivative transactions:
Derivative holding gains, net	13,325	20,443	7,788
Reclassification adjustments included in net income (loss)	(1,450)	(4,750)	365
Other comprehensive income	11,875	15,693	8,153

Comprehensive income (loss)	407,993	113,920	(189,785)
Comprehensive (income) loss attributable to common units of the Operating Partnership	(13,909)	(13,139)	22,665
Comprehensive income (loss) attributable to MPG Office Trust, Inc.	$394,084	$100,781	$(167,120)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF DEFICIT

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumu-lated Deficit and Dividends	Accumu- lated Other Compre- hensive Income/(Loss)	Non- controlling Interests	Total Deficit
	Preferred Stock	Common Stock
	(In thousands, except share amounts)

Balance, Dec. 31, 2009	10,000,000	47,964,605	$100	$480	$701,781	$(1,420,092)	$(36,289)	$(102,957)	$(856,977)
Net loss						(172,012)		(25,926)	(197,938)
Adjustment for preferred dividends not declared						(2,303)		2,303	—
Other comprehensive income							7,195	958	8,153
Share-based compensation		859,171		8	967				975
Repurchase of common stock		(126,073)		(1)	266				265
Redemption of common units of the Operating Partnership		227,796		2	(458)		15	441	—
Balance, Dec. 31, 2010	10,000,000	48,925,499	100	489	702,556	(1,594,407)	(29,079)	(125,181)	(1,045,522)
Net income						89,019		9,208	98,227
Adjustment for preferred dividends not declared						(2,151)		2,151	—
Other comprehensive income							13,913	1,780	15,693
Share-based compensation		775,609		8	4,414				4,422
Repurchase of common stock		(338,745)		(3)	(743)				(746)
Exchange of preferred stock	(269,630)	1,390,578	(3)	14	(2,791)	2,780			—
Balance, Dec. 31, 2011	9,730,370	50,752,941	97	508	703,436	(1,504,759)	(15,166)	(112,042)	(927,926)
Net income						384,254		11,864	396,118
Adjustment for preferred dividends not declared						(1,162)		1,162	—
Other comprehensive income							10,992	883	11,875
Share-based compensation		297,912		2	1,922				1,924
Repurchase of common stock		(127,508)		(1)	(312)				(313)
Redemption of common units of the Operating Partnership		6,276,251		63	(96,458)		4,716	91,679	—
Balance, Dec. 31, 2012	9,730,370	57,199,596	$97	$572	$608,588	$(1,121,667)	$542	$(6,454)	$(518,322)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$396,118	$98,227	$(197,938)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (including discontinued operations):
Equity in net income of unconsolidated joint venture	(14,341)	(74)	(905)
Gain on sale of interest in unconsolidated joint venture	(50,051)	—	—
Depreciation and amortization	78,325	103,179	128,351
Impairment of long-lived assets	2,121	23,218	233,399
Gains on settlement of debt	(333,201)	(190,380)	(156,129)
Gains on sale of real estate	(106,942)	(73,844)	(31,280)
Loss from early extinguishment of debt	—	399	485
Deferred rent expense	1,556	2,068	2,045
Provision for doubtful accounts	1,161	1,500	2,116
Revenue recognized related to acquired below-market leases, net of acquired above-market leases	(8,012)	(11,636)	(18,333)
Straight line rent	(1,738)	(881)	(4,705)
Compensation cost for share-based awards, net	2,291	4,238	2,106
Amortization of deferred financing costs	4,366	5,237	6,275
Unrealized (gain) loss due to hedge ineffectiveness	(792)	(1,222)	2,200
Changes in assets and liabilities:
Rents and other receivables	(3,975)	(2,570)	(977)
Deferred leasing costs	(5,650)	(8,207)	(15,070)
Other assets	370	3,194	2,152
Accounts payable and other liabilities	44,620	23,497	68,253
Net cash provided by (used in) operating activities	6,226	(24,057)	22,045
Cash flows from investing activities:
Proceeds from sale of interest in unconsolidated joint venture	42,067	—	—
Proceeds from dispositions of real estate	20,950	136,506	331,883
Distributions received from (investment in) unconsolidated joint venture	27,029	(620)	—
Expenditures for improvements to real estate	(14,878)	(11,758)	(20,649)
(Increase) decrease in restricted cash	(10,793)	63,110	6,358
Net cash provided by investing activities	64,375	187,238	317,592
Cash flows from financing activities:
Proceeds from:
Mortgage loans	—	45,000	—
Construction loans	—	—	2,781
Principal payments on:
Mortgage loans	(35,543)	(120,072)	(326,737)
Construction loans	—	—	(50,819)
Unsecured term loan	—	(15,000)	(7,420)
Capital leases	(297)	(522)	(1,146)
Payment of loan costs	(1,071)	(1,449)	(418)
Other financing activities	5	(33)	4
Net cash used in financing activities	(36,906)	(92,076)	(383,755)
Net change in cash and cash equivalents	33,695	71,105	(44,118)
Cash and cash equivalents at beginning of year	117,969	46,864	90,982
Cash and cash equivalents at end of year	$151,664	$117,969	$46,864

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$121,848	$188,731	$188,646
Cash paid for income taxes	1,792	1,550	925

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans and related interest satisfied in connection with foreclosure	$1,067,506	$—	$—
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	109,599	—	24,500
Buyer assumption of mortgage loans secured by disposed properties	—	184,665	150,274
Mortgage loan and related interest satisfied in connection with transfer of deed	—	181,083	—
Debt and related interest forgiven by lender	—	123,929	156,129
Increase in fair value of interest rate swap	13,325	20,443	7,788
Fair value of common stock issued in redemption of noncontrolling common units of the Operating Partnership	15,248	—	510
Fair value of common stock issued in redemption of Series A preferred stock	—	4,995	—
Accrual for cash-settled equity awards	386	—	—
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	—	86	621

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

As used in these consolidated financial statements and related notes, the terms “MPG Office Trust,” the “Company,” “us,” “we” and “our” refer to MPG Office Trust, Inc. We are a self‑administered and self-managed real estate investment trust (“REIT”), and we operate as a REIT for federal income tax purposes. We are the largest owner and operator of Class A office properties in the Los Angeles Central Business District (“LACBD”).

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.7% interest, and the subsidiaries of the Operating Partnership, including MPG TRS Holdings II, Inc. and MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Companies”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of December 31, 2012, the Operating Partnership indirectly owns six office properties, and on- and off-site parking garages (the “Total Portfolio”). We hold an approximate 99.7% interest in the Operating Partnership, and therefore do not completely own the Total Portfolio. The aggregate square footage of the Total Portfolio has not been reduced to reflect our limited partners’ 0.3% share of the Operating Partnership.

As of December 31, 2012, the Total Portfolio included the following:

•	Five office properties located in the LACBD totaling 6.4 million square feet that were 78.4% leased;

•	One office property located in Pasadena, California totaling 0.2 million square feet that was 100.0% leased; and

•	Parking garages located in the LACBD totaling 2.6 million square feet, which accommodate 8,057 vehicles.

We directly manage the properties in the Total Portfolio through the Operating Partnership and/or the Services Companies. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking garages.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of MPG Office Trust, Inc., the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. All majority-owned subsidiaries are consolidated and included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective December 31, 2012, we adopted the provisions of Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. We elected to present this information as a single note to the financial statements. See Note 8 “Accumulated Other Comprehensive Income (Loss).” The adoption had no impact on our previously reported earnings or earnings per share.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

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

We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund all of our potential needs, including our 2013 debt maturities. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing our existing debt on favorable terms or at all, and we may be forced to give back one or more of these assets to the relevant mortgage lenders. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above and that those sources will be sufficient to meet our near-term liquidity needs. On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The net proceeds from the transaction are expected to be approximately $103 million, a portion of which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See Note 21 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future sources of significant cash are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. In addition, our inability to secure adequate sources of liquidity could lead to our eventual insolvency.

Potential Sources of Liquidity—

Asset Dispositions—

During the past several years, we have systematically disposed of assets in order to (1) preserve cash through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash through the disposition of strategically-identified non-core properties with positive equity value. We may dispose of additional assets in the future in order to generate cash. However, we have a limited number of assets remaining that could be sold to generate net cash proceeds. If we choose to pursue such a disposition, we cannot assure you that such a disposition could be completed in a timely manner or on terms acceptable to us.

On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off‑site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Net proceeds from the transaction are expected to be approximately $103 million. See Note 21 “Subsequent Events.”

Proceeds from Additional Secured or Unsecured Debt Financings—

We do not currently have arrangements for any future secured debt financings and do not expect to obtain any secured debt financings in the near term that will generate net cash proceeds. We currently do not believe that we will be able to address challenges to our liquidity position (particularly debt maturities, leasing costs and capital expenditures) through future secured debt financings that generate net cash proceeds. However, we may seek to extend the maturity dates of certain secured debt financing encumbering our properties as they come due. Additionally, we do not believe that we will be able to obtain any significant unsecured debt financings on terms acceptable to us in the near future.

Potential Uses of Liquidity—

The following are the significant potential uses of our cash in the near term:

Payments in Connection with Loans—

Debt Service. As of December 31, 2012, we had $1.9 billion of debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. Cash is distributed to us only after funding of improvement, leasing and maintenance reserves (as applicable) and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, excess operating cash flow from KPMG Tower is being swept by the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

lender to fund capital expenditure and leasing reserves and to reduce the principal balance of the mortgage loan. As of December 31, 2012, we had fully funded the $1.5 million capital expenditure reserve and funded $10.0 million into the leasing reserve. During 2012, no excess operating cash flow was applied by the lender to reduce the principal balance of the KPMG Tower mortgage loan.

During 2012, we made debt service payments totaling $113.3 million, and the respective special servicers applied $9.1 million of restricted cash held at the property level to pay contractual interest on the mortgage loans secured by Two California Plaza, 500 Orange Tower and 3800 Chapman (due to the default status of the loans prior to the properties’ dispositions). We made no debt service payments with unrestricted cash during 2012 related to defaulted mortgages subsequent to the applicable default date.

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

As of December 31, 2012, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$365.0
777 Tower	273.0
US Bank Tower (1)	260.0
Principal payable at maturity	$898.0
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The $260.0 million outstanding loan balance will be repaid at closing using proceeds from the transaction. See Note 21 “Subsequent Events.”

Our KPMG Tower mortgage loan matures October 9, 2013. We do not have a commitment from the lenders to extend the maturity date of this loan. This loan may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the expected net proceeds from the sale of US Bank Tower, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. We are subject to tax indemnification obligations to Robert F. Maguire III and other contributors with respect to KPMG Tower, and this obligation could be triggered if we dispose of the property in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our 777 Tower mortgage loan matures on November 1, 2013. We do not have a commitment from the lender to extend the maturity date of this loan. This loan may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the expected net proceeds from the sale of US Bank Tower, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lender.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Payments to Extend, Refinance, Modify or Exit Loans. We continue to have limited unrestricted cash. Upcoming debt maturities present cash obligations that the relevant special purpose property‑owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant special purpose property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Recently, extending or refinancing loans has required principal paydowns, the funding of additional reserve amounts and the payment of certain fees to, and expenses of, the applicable lenders. In addition, lenders may impose cash flow restrictions in connection with refinancings, such as cash flow sweeps and lockboxes. These fees and cash flow restrictions will affect our ability to fund our other uses. The terms of the extensions or refinancings may also include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

Investments in Real Estate

Impairment Evaluation—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 360, Property, Plant, and Equipment, we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate our investments in real estate for impairment on an asset-by-asset basis. Indicators of potential impairment include the following:

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

An impairment charge is recorded when the estimated fair value of an asset is less than its carrying value. The estimated fair value of the asset becomes its new cost basis. For a depreciable long‑lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

During 2012, we performed impairment analyses of our properties that showed indications of potential impairment based on the indicators described above. As a result of these analyses, one property was written down to its estimated fair value, resulting in a $2.1 million impairment charge recorded as part of continuing operations. See Note 13 “Fair Value Measurements.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

One of the more significant assumptions is probability weighting whereby management may contemplate more than one holding period in its test for impairment. These scenarios can include long-, intermediate- and short-term holding periods which are probability weighted based on management’s best estimate of the likelihood of such a holding period as of the valuation date. A shift in the probability weighting towards a shorter hold scenario can increase the likelihood of impairment. For example, management may weight the holding period for a specific asset based on a 3-, 5- and 10-year hold with probability weighting of 50%, 20% and 30%, respectively. A change in those holding periods and/or a change in the probability weighting for the specific assets could result in a future impairment. As an example of the sensitivity of these estimates, if the holding period and probability weighting of assets that were being evaluated for Step Two impairment as of December 31, 2012 were changed, there would have been no impairment charge, using a 100% probability weighting of a 10-year hold period, and an approximately $30 million impairment charge, using a 100% probability weighting of a short-term hold period, with all other factors being held constant. Many factors may influence management’s estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same submarket, our liquidity and net proceeds generated or expected to be generated by asset dispositions or lack thereof, among others. These conditions may change in a relatively short period of time, especially in light of our limited liquidity and the current economic environment.

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

We capitalized $2.2 million of interest expense and $0.3 million of indirect project costs in connection with our development properties during 2010. There were no costs capitalized during 2011 or 2012.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Discontinued Operations—

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the consolidated statement of operations from the date the property was acquired or placed in service through the date of disposition. A gain on sale, if any, is recognized in the period the property is disposed.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB Codification Topic 360 are met. At that time, we present the assets and liabilities of the property held for sale separately in the consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2012, none of our properties were classified as held for sale. As of December 31, 2011, land held for development at San Diego Tech Center was classified as held for sale.

Useful Lives—

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense in the consolidated statement of operations as incurred. Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

•	Buildings and improvements	25 to 50 years

•	Acquired ground leases	Remaining life of the related lease as of the date of assumption of the lease

•	Tenant improvements	Shorter of the estimated useful life or lease term

•	Furniture, fixtures and equipment	5 years

Depreciation expense, including discontinued operations, related to our investments in real estate during 2012, 2011 and 2010 was $62.6 million, $82.3 million and $103.0 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired. Such investments are stated at cost, which approximates market value.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and cash equivalents are deposited with financial institutions that we believe are creditworthy. Cash is invested with quality federally insured institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC, or any other government agency. We have not realized any losses on such cash investments and we believe that these investments are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, real estate taxes and insurance reserves, debt service reserves and other items as required by our loan agreements as well as collateral accounts required by our interest rate swap counterparty.

Rents and Other Receivables, Net

Rents and other receivables are presented net of an allowance for doubtful accounts of $0.8 million and $2.4 million as of December 31, 2012 and 2011, respectively. During 2012, 2011 and 2010, we recorded a provision for doubtful accounts of $1.2 million, $1.5 million and $2.1 million, respectively.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. When circumstances arise, such as the bankruptcy filing of a tenant, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the tenant.

Deferred Leasing Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants (including direct internal costs) are capitalized and amortized on a straight-line basis over the term of the related leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and tenant relationships.

Acquired Lease Intangibles

Above-market lease values are amortized as a reduction of rental revenue in the consolidated statement of operations over the remaining non-cancelable term of the related leases while below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental revenue in the consolidated statement of operations over the initial term of the related leases and any below-market fixed-rate renewal periods.

The value of in-place leases, exclusive of the value of above-market in-place leases, is amortized over the remaining non-cancelable period of the related leases and is included in depreciation and amortization in the consolidated statement of operations.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Loan Costs

Loan costs are capitalized and amortized to interest expense on a straight-line basis over the term of the related loans. Deferred loan costs are written off when it is probable that we will be unable to or do not intend to cure the default. During 2012, 2011 and 2010, we wrote off $1.1 million, $1.8 million and $1.3 million, respectively, of deferred loan costs to interest expense as part of discontinued operations related to defaulted mortgage loans.

Other Assets

Other assets include prepaid expenses, interest receivable, deposits, corporate-related furniture and fixtures (net of accumulated depreciation) and other miscellaneous assets.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture was accounted for under the equity method of accounting because we exercised significant influence over, but did not control, the joint venture. We evaluated our investment in the joint venture and concluded that it was not a variable interest entity. Our partner had substantive participating rights, including approval of and participation in setting operating budgets and strategic plans, capital spending, and sale or financing transactions. Accordingly, we concluded that the equity method of accounting was appropriate. Our investment in joint venture was recorded initially at cost and was subsequently adjusted for our proportionate share of net earnings or losses, cash contributions made and distributions received and other adjustments, as appropriate, through December 21, 2012, the date we disposed of our interest in the joint venture. See “Note 4—Investment in Unconsolidated Joint Venture.” Any difference between the carrying amount of the investment in the consolidated balance sheet and the underlying equity in net assets was amortized as an adjustment to equity in earnings or loss of the joint venture over 40 years. We recorded distributions of operating profit from the joint venture as part of operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statement of cash flows.

We were not obligated to recognize our share of losses from the joint venture in excess of our basis pursuant to the provisions of Real Estate Investments—Equity Method and Joint Ventures Subsections of FASB Codification Topic 970, Real Estate—General. Accordingly, we did not record losses of $2.5 million during 2011 in the consolidated statement of operations because our basis in the joint venture had been reduced to zero.

Fees and commissions earned from the joint venture are included in management, leasing and development services in the consolidated statement of operations. Balances due from the joint venture were included in other assets in the consolidated balance sheet as of December 31, 2011.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include accounts payable, accrued expenses, prepaid tenant rents and accrued interest payable.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow. Some of our mortgage loans bear interest at a variable rate. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in accumulated other comprehensive income (loss) in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Lease termination fees, which are included as part of interest and other in the consolidated statement of operations, are recognized when the related leases are canceled, the leased space has been vacated, we have no continuing obligation to provide services to such former tenants and collectability is reasonably assured. Upon a tenant’s agreement to terminate a lease early, we accelerate the depreciation and amortization of the remaining unamortized assets associated with the tenant through the termination date. However, if we expect a loss on early lease termination, the remaining unamortized assets and/or liabilities related to the tenant are recognized in the consolidated statement of operations immediately as part of depreciation and amortization.

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

Gain on Sale of Interest in Unconsolidated Joint Venture

In calculating the gain on sale of interest in unconsolidated joint venture, we recognized excess cash distributions received from the joint venture related to the dispositions of Wells Fargo Center – Denver, San Diego Tech Center and Stadium Gateway totaling $7.7 million that had been previously

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deferred during 2012 and the remaining unamortized difference between the carrying amount and the underlying net assets of the joint venture of $1.9 million, which were partially offset by our 20% share of joint venture losses totaling $2.4 million that were previously not recognized during 2012 as they were in excess of our basis in the joint venture.

Segment Reporting

During 2012, we had one reportable segment. Prior to 2012, we had two reportable segments: office properties and a hotel property. Due to the size of the hotel segment in relation to the consolidated financial statements, we were not required to report segment information for 2011 and 2010. Prior to the sale of the hotel in 2011, we did not allocate our investment in real estate between the hotel and office portions of the Plaza Las Fuentes property; therefore, separate information related to investment in real estate and depreciation and amortization was not available for the office and hotel segments.

Note 3—Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Acquired above-market leases
Gross amount	$28,370	$37,893
Accumulated amortization	(28,321)	(35,400)
	$49	$2,493

Acquired in-place leases
Gross amount	$83,488	$112,033
Accumulated amortization	(79,242)	(99,994)
	$4,246	$12,039

Acquired below-market leases
Gross amount	$(87,158)	$(141,988)
Accumulated amortization	82,029	117,878
	$(5,129)	$(24,110)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on our rental income and of acquired in-place leases on our depreciation and amortization expense is as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Continuing Operations
Rental income	$4.8	$5.1	$4.8
Depreciation and amortization expense	1.5	1.7	2.0

Discontinued Operations
Rental income	$3.2	$6.5	$13.5
Depreciation and amortization expense	1.7	3.9	9.1

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2012, our estimate of the amortization of these intangible assets and liabilities over the next five years is as follows (in thousands):

	Acquired Above- Market Leases	Acquired In-Place Leases	Acquired Below- Market Leases
2013	$22	$1,159	$(2,466)
2014	11	886	(1,027)
2015	5	785	(641)
2016	5	651	(455)
2017	5	647	(453)
Thereafter	1	118	(87)
	$49	$4,246	$(5,129)
Note 4—Investment in Unconsolidated Joint Venture

On March 30, 2012, the Company, together with Charter Hall Office REIT (“Charter Hall”), sold its interests in Wells Fargo Center – Denver and San Diego Tech Center (both joint venture properties in which we owned a 20% interest) to affiliates of Beacon Capital Partners, LLC (“Beacon Capital”). Subsequent to the property dispositions, Charter Hall sold its 80% interest in the joint venture to an affiliate of Beacon Capital. We received net proceeds from these transactions totaling approximately $26 million, which will be used for general corporate purposes.

We entered into a new joint venture agreement with Beacon Capital related to MPG Beacon Venture, LLC (the “joint venture”). Under this agreement, the joint venture owned One California Plaza, Cerritos Corporate Center and Stadium Gateway. As part of this agreement, we received a $6.0 million payment from Beacon Capital in consideration for terminating our right to receive certain fees from the joint venture following the closing date. The entire $6.0 million payment was recognized in the consolidated statement of operations during 2012 as a result of the sale of our remaining 20% interest in the joint venture described below.

On July 12, 2012, the Company, together with Beacon Capital, sold its interest in Stadium Gateway (a joint venture property in which we owned a 20% interest). We received net proceeds from this transaction of approximately $1 million, including reimbursement of loan reserves, which will be used for general corporate purposes.

On December 21, 2012, we sold our remaining 20% interest in the joint venture to an affiliate of Beacon Capital and received net proceeds of approximately $42 million, which will be used for general corporate purposes. We no longer have an ownership interest in the joint venture.

A summary of revenue earned from the joint venture is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Management, investment advisory and development fees and leasing commissions	$1,962	$6,550	$4,293

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tenant Lease Obligation

In connection with the Charter Hall joint venture contribution agreements for One California Plaza, Wells Fargo Center – Denver and San Diego Tech Center, we agreed to fund future tenant lease obligations, including tenant improvements and leasing commissions. During 2012, 2011 and 2010, we paid $0.8 million, $0.4 million and $0.4 million, respectively, to Charter Hall related to this obligation. This obligation was eliminated on March 30, 2012 pursuant to the terms of the joint venture agreement with Beacon Capital.

Note 5—Mortgage Loans

Our debt is as follows (in thousands, except percentages):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	December 31, 2012	December 31, 2011
Variable-Rate Debt
Plaza Las Fuentes mortgage loan (1)	8/9/2016	4.50%	$33,031	$33,574
KPMG Tower A-Note (2)	10/9/2013	3.21%	320,800	—
KPMG Tower B-Note (3)	10/9/2013	5.31%	44,200	—
Total variable-rate debt			398,031	33,574

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower (4)	7/1/2013	4.66%	260,000	260,000
Plaza Las Fuentes mezzanine loan	8/9/2016	9.88%	11,250	11,250
Total fixed-rate debt			1,552,250	1,552,250

Debt Extended/Properties Disposed During 2012
Two California Plaza			—	470,000
KPMG Tower			—	400,000
Glendale Center			—	125,000
500 Orange Tower			—	110,000
Stadium Towers Plaza			—	100,000
801 North Brand			—	75,540
Brea Corporate Place			—	70,468
Brea Financial Commons			—	38,532
3800 Chapman			—	44,370
700 North Central			—	27,460
Total debt extended/properties disposed during 2012			—	1,461,370
Total debt			1,950,281	3,047,194
Debt discount			(542)	(1,199)
Total debt, net			$1,949,739	$3,045,995
__________

(1)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50%.

(2)	This loan bears interest at LIBOR plus 3.00%.

(3)	This loan bears interest at LIBOR plus 5.10%.

(4)
On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The $260.0 million outstanding loan balance will be repaid at closing using proceeds from the transaction. See Note 21 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2012 and 2011, one-month LIBOR was 0.21% and 0.30%, respectively. The weighted average interest rate of our debt was 5.03% as of December 31, 2012 and 5.74% (excluding disposed properties) as of December 31, 2011.

As of December 31, 2012, our debt to be repaid in the next five years is as follows (in thousands):

2013 (1)	$898,573
2014	600
2015	627
2016	500,481
2017	550,000
$1,950,281
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The $260.0 million outstanding loan balance will be repaid at closing using proceeds from the transaction. See Note 21 “Subsequent Events.”

Other than our Plaza Las Fuentes mortgage loan, our debt requires the payment of interest-only until maturity. We make monthly principal payments on our Plaza Las Fuentes mortgage loan, based on a 30-year amortization table. In addition, as part of the extension of the KPMG Tower mortgage loan, we agreed to a full cash sweep of excess operating cash flow, as described below in “—Mortgage Loan Extension.” During 2012, no excess operating cash flow was applied by the lender to reduce the outstanding principal balance of the KPMG Tower mortgage loan.

As of December 31, 2012, $33.1 million of our debt may be prepaid without penalty, $991.0 million may be defeased after various lock-out periods (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option, $365.0 million may be prepaid with prepayment penalties, and $11.2 million is locked out from prepayment until June 30, 2013.

Our KPMG Tower mortgage loan matures October 9, 2013. We do not have a commitment from the lenders to extend the maturity date of this loan. This loan may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the expected net proceeds from the sale of US Bank Tower, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. We are subject to tax indemnification obligations to Mr. Maguire and other contributors with respect to KPMG Tower, and this obligation could be triggered if we dispose of the property in a taxable transaction, including through completion of a foreclosure, prior to June 27, 2013. We do not currently intend to take any actions that would trigger the tax indemnification obligations with respect to KPMG Tower.

Our 777 Tower mortgage loan matures on November 1, 2013. We do not have a commitment from the lender to extend the maturity date of this loan. This loan may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the expected net proceeds from the sale of US Bank Tower, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lender.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loan Extension

On July 9, 2012, we extended the maturity date of the mortgage loan at KPMG Tower for an additional one year, to October 9, 2013. In connection with the extension, we repaid $35.0 million of principal, which reduced the outstanding loan balance to $365.0 million. Excess operating cash flow (cash flow after the funding of certain reserves, the payment of property operating expenses and the payment of debt service) is being applied to fund a $1.5 million capital expenditure reserve, to fund an additional $5.0 million into the leasing reserve, and thereafter, to reduce the outstanding principal balance of the loan. As of December 31, 2012, we had fully funded the capital expenditure reserve and funded $10.0 million into the leasing reserve. During 2012, no excess operating cash flow was applied by the lender to reduce the principal balance of the KPMG Tower mortgage loan.

Mortgage Loans Settled Upon Disposition

During the past two years, we settled the mortgage loans discussed below. In each case, we received a general release of claims under the loan documents. There are no material continuing liabilities under the loan documents related to the disposed properties, except liabilities related to environmental issues or hazardous substances described in further detail below under “— Operating Partnership Contingent Obligations—Non-Recourse Carve Out Guarantees.”

2012—

700 North Central—

On February 2, 2012, a trustee sale was held with respect to 700 North Central as part of cooperative foreclosure proceedings. As a result of the foreclosure, we were relieved of the obligation to repay the $27.5 million mortgage loan secured by the property as well as accrued contractual and default interest. We recorded a $3.5 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.06 per share for 2012.

801 North Brand—

On February 2, 2012, a trustee sale was held with respect to 801 North Brand as part of cooperative foreclosure proceedings. As a result of the foreclosure, we were relieved of the obligation to repay the $75.5 million mortgage loan secured by the property as well as accrued contractual and default interest. We recorded a $9.6 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.17 per share for 2012.

Brea Corporate Place and Brea Financial Commons (“Brea Campus”)—

On April 19, 2012, we disposed of Brea Campus pursuant to a deed-in-lieu of foreclosure agreement. As a result, we were relieved of the obligation to repay the $109.0 million mortgage loan secured by these properties as well as accrued contractual interest on the mortgage loan. We recorded a $32.5 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.56 per share for 2012.

Stadium Towers Plaza—

On May 18, 2012, trustee sales were held with respect to Stadium Towers Plaza and an adjacent land parcel. As a result of the foreclosures, we were relieved of the obligation to repay the $100.0 million mortgage loan secured by the properties as well as accrued contractual and default interest on the mortgage loan. We recorded a $70.0 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the properties in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.21 per share for 2012.

Glendale Center—

On August 3, 2012, a trustee sale was held with respect to Glendale Center. As a result of the foreclosure, we were relieved of the obligation to repay the $125.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. We recorded a $13.7 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.24 per share for 2012.

500 Orange Tower—

On September 6, 2012, a trustee sale was held with respect to 500 Orange Tower. As a result of the foreclosure, we were relieved of the obligation to repay the $110.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. We recorded a $65.7 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.14 per share for 2012.

Two California Plaza—

On October 1, 2012, a trustee sale was held with respect to Two California Plaza. As a result of the foreclosure, we were relieved of the obligation to repay the $470.0 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. We recorded a $127.5 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $2.21 per share for 2012.

3800 Chapman—

On December 14, 2012, a trustee sale was held with respect to 3800 Chapman. As a result of the foreclosure, we were relieved of the obligation to repay the $44.4 million mortgage loan secured by the property as well as accrued contractual and default interest on the mortgage loan. We recorded a $10.7 million gain on settlement of debt as part of discontinued operations in 2012 as a result of the difference between the fair value assigned to the property in the transaction and the amounts forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $0.19 per share for 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2011—

701 North Brand—

On April 1, 2011, we disposed of 701 North Brand to the property’s lender. We recorded a $3.9 million gain on settlement of debt as part of discontinued operations in 2011 as a result of the difference between the fair value assigned to the property in the transaction and the $33.8 million loan and accrued contractual interest forgiven by the lender. The impact of this gain on settlement of debt was $0.07 per share for 2011.

550 South Hope—

On April 26, 2011, we disposed of 550 South Hope in cooperation with the special servicer on the mortgage loan. The buyer assumed $118.0 million of the $200.0 million mortgage loan as part of this transaction. Additionally we received net proceeds of $37.8 million, which were applied by the special servicer to further reduce the outstanding balance on the mortgage loan. We recorded a $65.4 million gain on settlement of debt as part of discontinued operations in 2011 as a result of the principal, and accrued contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.17 per share for 2011.

Plaza Las Fuentes—

On May 27, 2011, we disposed of the Westin® Pasadena Hotel. As a result of the disposition, we received net proceeds of $92.1 million, of which $78.6 million were used to repay the mortgage loan secured by the hotel and the adjacent Plaza Las Fuentes office building. We generated unrestricted cash totaling $15.6 million from this transaction, which was used for general corporate purposes. We recorded a $0.4 million loss from extinguishment of debt in 2011 related to the writeoff of unamortized loan costs.

2600 Michelson—

On June 30, 2011, we disposed of 2600 Michelson in cooperation with the special servicer on the mortgage loan. The buyer assumed $66.6 million of the $110.0 million mortgage loan as part of this transaction. Additionally, we received net proceeds of $2.0 million, which were applied by the special servicer to further reduce the outstanding balance on the mortgage loan. We recorded a $58.6 million gain on settlement of debt as part of discontinued operations in 2011 as a result of principal, and accrued contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.04 per share for 2011.

City Tower—

On July 22, 2011, we disposed of City Tower in cooperation with the special servicer on the mortgage loan. As a result of the disposition, we were relieved of the obligation to repay the $140.0 million mortgage and mezzanine loans secured by the property as well as accrued contractual and default interest. We recorded a $62.5 million gain on settlement of debt as part of discontinued operations in 2011 as a result of the difference between the fair value assigned to the property in the transaction and the principal amounts due under the mortgage and mezzanine loans and accrued contractual and default interest forgiven by the lender upon disposition. The impact of this gain on settlement of debt was $1.12 per share for 2011.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Secured Debt Financings

On August 1, 2011, we completed a $33.8 million mortgage loan secured by the Plaza Las Fuentes office property and received net proceeds totaling $33.1 million, which were used for general corporate purposes.

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

On December 2, 2011, we completed an $11.2 million mezzanine financing secured by the Plaza Las Fuentes office property and received net proceeds totaling $11.1 million, which were used for general corporate purposes. The loan bears interest at a fixed rate equal to 9.88%, matures on August 9, 2016, and is locked out from prepayment until June 30, 2013. Thereafter, the loan can be repaid at any time prior to maturity, in whole or in part, without payment of any prepayment penalty or premium.

Repayment of Unsecured Term Loan

On May 1, 2011, we repaid our $15.0 million unsecured term loan upon maturity using unrestricted cash.

Operating Partnership Contingent Obligations

Non-Recourse Carve Out Guarantees—

All of the Company’s $1.9 billion of mortgage and mezzanine debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against the Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or the Operating Partnership’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of the Operating Partnership or the Company.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

As of December 31, 2012, to our knowledge the Company had not triggered any of the “non‑recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount the Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $1.9 billion as of December 31, 2012 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to the Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from the Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

Except for contingent obligations of the Operating Partnership, the separate assets and liabilities of our property-specific subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Guaranty of Partial Payment—

As a condition to closing the mortgage loan on 3800 Chapman, the Operating Partnership entered into a guaranty of partial payment. Under this guaranty, the Operating Partnership agreed to guarantee the prompt payment of the monthly debt service amount (but not the payment of principal) and all amounts to be deposited into (i) a property tax and insurance reserve, (ii) a capital reserve, and (iii) a leasing rollover reserve. On June 6, 2012, we entered into an agreement with the special servicer for 3800 Chapman, pursuant to which the Operating Partnership received a release from all claims under the guaranty of partial payment in return for a payment of $2.0 million.

Note 6—Noncontrolling Interests

Noncontrolling common units of the Operating Partnership relate to the interest in the Operating Partnership that is not owned by MPG Office Trust, Inc. and are presented as noncontrolling interests in the deficit section of the consolidated balance sheet.

Noncontrolling common units of the Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of the Operating Partnership. Our limited partners have the right to redeem all or part of their noncontrolling common units of the Operating Partnership at any time. At the time of redemption, we have the right to determine whether to redeem the noncontrolling common units of the Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We maintain an effective registration statement to register the resale of shares of our common stock we issue in exchange for noncontrolling common units of the Operating Partnership.

During 2012, we issued a total of 6,276,251 shares of our common stock in exchange for noncontrolling common units of the Operating Partnership redeemed by our limited partners. There were no Operating Partnership units redeemed during 2011. During 2010, we issued 227,796 shares of our common stock in exchange for noncontrolling common units of the Operating Partnership redeemed by our limited partners. We received no cash or other consideration for any of the noncontrolling common units redeemed.

The following table sets forth the number of noncontrolling common units of the Operating Partnership outstanding and the aggregate redemption value of those units based on the closing market price of our common stock on the New York Stock Exchange (“NYSE”) as well as the ownership interest of those units in the Operating Partnership on each respective date:

	December 31, 2012	December 31, 2011
Outstanding noncontrolling common units of the Operating Partnership	170,526	6,446,777
Ownership interest in MPG Office, L.P. of outstanding noncontrolling common units	0.3%	11.3%
Aggregate redemption value of outstanding noncontrolling common units of the Operating Partnership (in millions)	$0.5	$12.8

On January 29, 2013, we received a notice from Thomas MPG Holding, LLC requesting the redemption of 35,000 noncontrolling common units of the Operating Partnership. See Note 21 “Subsequent Events.”

The aggregate redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of a termination or liquidation of MPG Office Trust, Inc. and the Operating Partnership. In the event of a termination or liquidation of MPG Office Trust, Inc. and the Operating Partnership, it is expected that in most cases each noncontrolling common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

Net income or loss attributable to noncontrolling common units of the Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The noncontrolling ownership interest percentage is determined by dividing the number of noncontrolling common units outstanding by the total of the controlling and noncontrolling units outstanding during the period. The issuance or redemption of additional shares of common stock or common units results in changes to our limited partners’ ownership interest in the Operating Partnership as well as the net assets of the Company. As a result, all equity-related transactions result in an allocation between stockholders’ deficit and the noncontrolling interests of the Operating Partnership in the consolidated balance sheet, statement of comprehensive income/(loss) and statement of deficit to account for any change in ownership percentage during the period.

During 2012, 2011 and 2010, our limited partners’ weighted average share of our net income (loss) was 6.2%, 11.5% and 12.1%, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Deficit

Preferred Stock

We are authorized to issue up to 50.0 million shares of preferred stock, $0.01 par value per share, including up to 10.0 million shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”), of which 9.7 million shares were outstanding as of December 31, 2012 and 2011, respectively.

Our Series A preferred stock does not have a stated maturity and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our Series A preferred stock will rank senior to our common stock with respect to the payment of distributions. We may, at our option, redeem our Series A preferred stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus all accumulated and unpaid dividends on such Series A preferred stock up to and including the redemption date. Our Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

Holders of our Series A preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other events. On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Upon missing six quarterly dividend payments (whether consecutive or non-consecutive), the holders of our Series A preferred stock became entitled to elect two additional members to our board of directors (the “Preferred Directors”). On February 2, 2011, holders of our Series A preferred stock elected the Preferred Directors to our board of directors. The Preferred Directors will continue to serve on our board of directors until all dividends in arrears and the then current period’s dividend have been fully paid or until such dividends have been declared and an amount sufficient for the payment thereof has been set aside for payment.
Preferred Units

We own 9.7 million 7.625% Series A Cumulative Preferred Units, representing limited partnership units in the Operating Partnership, the terms of which have essentially the same economic characteristics as the Series A preferred stock.

Common Stock

We are authorized to issue up to 100.0 million shares of common stock, $0.01 par value per share, of which 57.2 million shares and 50.8 million shares were outstanding as of December 31, 2012 and 2011, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity Transactions

During 2011, we entered into agreements providing for the exchange of shares of our Series A preferred stock for shares of our common stock. Details of the exchanges are as follows:

	Series A Preferred Stock Exchanged	Common Stock Issued	Exchange Ratio (Common Shares Issued per Preferred Share)	Series A Preferred Stock Value per Share	Common Stock Value per Share
July 25, 2011 exchange	218,635	1,127,597	5.157	$19.00	$3.684
July 27, 2011 exchange	50,995	262,981	5.157	16.50	3.200

In connection with the exchanges, we recorded a $2.8 million preferred stock redemption discount in the consolidated statement of operations during 2011 that is added to our net income available to common stockholders for use in the calculation of earnings per share. The preferred stock redemption discount represents the excess of the carrying amount of our Series A preferred stock, including cumulative dividends not declared, over the fair value of the consideration transferred to the holders of our Series A preferred stock at the time of exchange.

Distributions

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Earnings and profits, which determine the taxability of distributions to stockholders, will differ from the net income or loss reported in the consolidated statement of operations due to these differences.

We are required to distribute 90% of our REIT taxable income (excluding net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We did not declare a dividend on our common stock during 2012, 2011 and 2010. Due to our focus on preserving unrestricted cash and the availability of net operating loss (“NOL”) carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock in the foreseeable future. We do not expect the need to pay distributions to our stockholders during 2013 to maintain our REIT status due to the use of NOL carryforwards, as necessary.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of January 31, 2013, we have missed 17 quarterly dividend payments. The amount of dividends in arrears totals $78.8 million.

All distributions to our common stockholders, preferred stockholders and Operating Partnership noncontrolling common unit holders are at the discretion of the board of directors. The actual amount and timing of distributions in 2013 and beyond, if any, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), and no assurance can be given as to the amounts or timing of future distributions.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Accumulated Other Comprehensive Income (Loss)

A summary of the changes in accumulated other comprehensive income (loss) related to our cash flow hedges is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$(11,333)	$(27,026)	$(35,179)
Other comprehensive income before reclassifications	13,325	20,443	7,788
Amounts reclassified from accumulated other comprehensive income (1)	(1,450)	(4,750)	365
Net current-period other comprehensive income	11,875	15,693	8,153
Balance at end of year	$542	$(11,333)	$(27,026)
___________

(1)	All amounts reclassified out of accumulated other comprehensive income (loss) are included as part of interest expense in the consolidated statement of operations.

Note 9—Share-Based Payments

Share-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations during 2012, 2011 and 2010 was $2.3 million, $4.2 million and $2.1 million, respectively.

The unrecognized share-based compensation cost related to unvested share-based payments expected to be recognized in the consolidated statement of operations is as follows (in thousands, except year amounts):

	December 31, 2012	Remaining Weighted Average Vesting Period
Cash-settled awards	$2,009	2.5 years
Equity-settled awards	1,793	1.4 years
	$3,802	2.0 years

Equity Compensation Plan Approved by Security Holders

The Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. (the “Incentive Plan”) expired on November 12, 2012, except with respect to any awards then outstanding. It is our intention to settle stock option exercises and/or restricted stock units with newly issued shares of our common stock, up to the aggregate plan limit.

Restricted Common Stock and Restricted Stock Units—

Under FASB Codification Topic 718, Compensation—Stock Compensation, we are required to account for all share-based compensation issued to our employees and members of our board of directors at fair value. Equity awards settled in stock are valued based on grant-date fair value, and we recognize such cost over the period during which an employee is required to provide services in exchange for the

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

award. Equity awards settled in cash are valued at the fair value of our common stock on the period end date through the settlement date. Equity awards settled in cash are remeasured at each reporting period, with the vested portion of the award recognized as a liability in the consolidated balance sheet until settlement.

Restricted Common Stock—

Awards of restricted common stock vest in equal annual installments on each of the anniversaries of the grant date as specified in the underlying award agreements. Restricted common stock award recipients receive the same dividends as holders of our common stock (only if we pay such a dividend) on the unvested portion of their restricted common stock. Any unvested restricted common stock is forfeited or subject to our right of repurchase, except in limited circumstances, as determined by the Compensation Committee of the board of directors when the recipient is no longer employed by us or when a director leaves the board for any reason. Restricted common stock may be subject to full or partial accelerated vesting under certain circumstances, as described in the underlying award agreements. Restricted common stock awards are valued at the fair value of our common stock on the date of grant with compensation expense recorded on a straight-line basis over the periods in which the restrictions lapse.

Restricted Stock Units—

We grant restricted stock units that are accompanied by dividend equivalents. Each vested restricted stock unit represents the right to receive one share of our common stock. Grants of restricted stock units are scheduled to vest over a period of two, three or five years. In the case of vesting over a two‑year period, 50% of the shares underlying the restricted stock units vested on the first anniversary of the grant date, with the remaining 50% vesting pro rata on a daily basis over the remaining year, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying award agreements. In the case of vesting over a three-year period, 33% of the shares underlying the restricted stock units vested on the first anniversary of the grant date, with the remaining 67% vesting pro rata on a daily basis over the remaining two years, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying award agreements. In the case of awards granted during 2012, one-twelfth of the shares underlying the restricted stock units vested on September 29, 2012 and December 29, 2012 and one-twelfth will vest on March 29, 2013 and June 29, 2013, with the remaining 67% vesting pro rata on a daily basis over the remaining two years, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying award agreements. In the case of vesting over a five-year period, 20% of the shares underlying the restricted stock units vested on the first anniversary of the grant date, with the remaining 80% vesting pro rata on a daily basis over the remaining four years, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying award agreements.

Restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the underlying award agreements. The award of dividend equivalents is generally subject to the same vesting schedule that applies to the underlying restricted stock units to which it relates. Vested restricted stock units will be distributed in shares of our common stock or, at our option, paid in cash, upon the earliest to occur of (i) the last regularly scheduled vesting date; (ii) the occurrence of a change in control (as defined in the underlying award agreements); or (iii) the recipient’s separation from service. Compensation expense for restricted stock unit awards is recorded in the consolidated statement of operations on a straight-line basis over the service period.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity related to our restricted common stock and restricted stock unit awards is as follows:

	Number	Weighted Average Fair Value
Unvested at December 31, 2009	1,411,648	$7.99
Granted	1,025,701	2.38
Vested	(470,294)	8.68
Forfeited	(757,582)	7.75
Unvested at December 31, 2010	1,209,473	3.11
Granted	1,145,268	2.08
Vested	(824,120)	2.83
Forfeited	(13,843)	5.82
Unvested at December 31, 2011	1,516,778	2.46
Granted	1,107,637	2.83
Vested	(808,742)	2.37
Forfeited	(325,601)	3.21
Unvested at December 31, 2012	1,490,072	$2.61

Information regarding restricted common stock and restricted stock units that vested is as follows (in thousands, except stock and unit amounts):

	For the Year Ended December 31,
	2012	2011	2010
Restricted common stock vested during the period	8,168	623,664	39,236
Grant-date fair value of restricted common stock vested during the period	$49	$1,740	$647

Equity-settled awards
Restricted stock units vested during the period	700,568	200,456	431,058
Grant-date fair value of restricted stock units vested during the period	$1,562	$596	$3,434

Cash-settled awards
Restricted stock units vested during the period	100,006	—	—
Fair value of restricted stock units vested during the period	$308	$—	$—

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding vested restricted stock units issued and outstanding is as follows (in thousands, except unit amounts):

	For the Year Ended December 31,
	2012	2011	2010
Vested restricted stock units issued during the period	161,623	918,765	74,383
Grant-date fair value of vested restricted stock units issued during the period	$481	$8,182	$446

	December 31, 2012	December 31, 2011	December 31, 2010
Vested restricted stock units outstanding	930,833	291,882	711,358

During 2010, certain members of our senior management terminated their employment that resulted in the accelerated vesting of 92,668 equity-settled restricted stock units. We recorded share‑based compensation cost totaling $1.0 million during 2010 as a result of the acceleration of vesting.

In accordance with the provisions of the Incentive Plan, we accept the cancellation of shares of our common stock and vested restricted stock units to satisfy the minimum statutory tax withholding obligations related to restricted common stock and restricted stock unit awards that have vested. The value of the canceled shares and units is calculated based on the closing market price of our common stock on the NYSE on the applicable vesting dates. A summary of shares and units canceled is as follows (in thousands, except share/unit amounts):

	For the Year Ended December 31,
	2012	2011	2010
Shares and units canceled on vesting	74,791	257,019	35,758
Value of shares and units canceled on vesting	$196	$528	$55

Stock Options—

Nonqualified stock options were granted under the Incentive Plan at not less than 100% of the fair value of our common stock on the date of grant and vested in equal installments on each of the anniversaries of the grant date as specified in the award agreements. The value of stock option awards was recorded as compensation expense on a straight-line basis over the vesting period. Vested stock options can be exercised up to ten years from the date of grant, up to 12 months from the date of termination by death or permanent and total disability, or up to six months from the date of termination by reasons other than death or permanent and total disability.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity related to our stock option awards is as follows:

	Number	Weighted Average Exercise Price
Options outstanding at December 31, 2009	928,650	$1.17
Granted	670,000	2.61
Exercised	(186,113)	0.58
Forfeited	(20,259)	0.58
Options outstanding at December 31, 2010	1,392,278	1.95
Exercised	(99,400)	0.58
Forfeited	(1,050)	0.58
Options outstanding at December 31, 2011	1,291,828	2.06
Exercised	(139,817)	0.58
Forfeited	(48,076)	0.58
Options outstanding at December 31, 2012	1,103,935	$2.31
Options exercisable at December 31, 2012	1,013,935	$2.26

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. As of December 31, 2012, the aggregate intrinsic value of our stock options outstanding was $0.8 million, while the aggregate intrinsic value of stock options exercisable was $0.8 million. As of December 31, 2012, the average remaining life of stock options outstanding was 6.1 years, while the average remaining life of stock options exercisable was approximately 6.0 years.

Information regarding stock options vested and exercised is as follows (in thousands, except option amounts):

	For the Year Ended December 31,
	2012	2011	2010
Stock options vested during the period	474,853	555,174	390,070
Fair value of stock options vested during the period	$499	$578	$179
Intrinsic value of stock options exercised during the period	296	224	387
Cash proceeds received upon exercise	5	13	4

The fair value of nonqualified stock options granted was estimated on the date of grant using the Black Scholes option-pricing model using the following weighted-average assumptions for 2010:

Expected volatility	97%
Expected dividends	—
Expected term	3 years
Contractual term of option	10 years
Risk-free rate	2.88% – 2.97%
Number of steps	500
Fair value of options (per share) on grant date	$1.25 – $2.16

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Many factors are considered when determining the fair value of share-based awards at the measurement date. Our dividend yield assumption is based on the fact that we have not declared a dividend on our common stock since 2007. The expected life of our options is based on the period of time the options are expected to be outstanding, and the contractual term is based on the agreement set forth when the options were granted. The risk-free interest rate is based on the implied yield available on 10-year treasury notes, while the number of steps is used in a standard deviation calculation of our expected stock price volatility based on a 60 business-day period comparison of our common stock price.

In accordance with the provisions of the Incentive Plan, we allow shares of our common stock to be withheld to satisfy the payment of exercise price and/or minimum statutory tax withholding obligations due upon the exercise of stock options. The value of the shares withheld is calculated based on the closing market price of our common stock on the NYSE on the exercise date. A summary of shares withheld is as follows (in thousands, except share amounts):

	For the Year Ended December 31,
	2012	2011	2010
Shares withheld on stock option exercises	69,044	29,948	90,315
Value of shares withheld on stock option exercises	$179	$91	$238

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

Executive Equity Plan

In April 2005, our board of directors adopted a five-year compensation program for senior management designed to provide significant reward for significant stockholder returns. The Executive Equity Plan provided for an award pool equal to a percentage of the value created in excess of a base value. The program, which measured our performance over a 60-month period (unless full vesting of the program occurred earlier) commencing April 1, 2005, provided for awards to be vested and earned based upon the participant’s continued employment and the achievement of certain performance goals based on annualized total stockholder returns on an absolute and relative basis. As of March 31, 2010, the Company had not achieved any of the total stockholder return targets defined in the plan. Consequently, no awards vested or were earned under the program.

The aggregate fair value of Executive Equity Plan awards on the date of the grant (as determined using the Monte Carlo Simulation method) was recorded as compensation expense on a straight-line basis over the derived requisite service period ranging from 2-½ to 5 years. The compensation cost related to this plan was $0.1 million (excluding the reversal for forfeitures) during 2010.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A reconciliation of our income (loss) per share is as follows (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) attributable to MPG Office Trust, Inc.	$384,254	$89,019	$(172,012)
Preferred stock dividends	(18,550)	(18,806)	(19,064)
Preferred stock redemption discount	—	2,780	—
Net income (loss) available to common stockholders	$365,704	$72,993	$(191,076)

Denominator:
Weighted average number of common shares outstanding	54,043,655	49,682,202	48,770,326
Net income (loss) available to common stockholders per share – basic	$6.77	$1.47	$(3.92)

The following common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations:

	For the Year Ended December 31,
	2012	2011	2010
Restricted stock units	792,478	1,428,472	458,924
Nonqualified stock options	783,935	971,828	1,072,278
Nonvested restricted common stock	—	3,414	604,582

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Dispositions and Discontinued Operations

Dispositions

A summary of our property dispositions is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Net Proceeds (After Debt Payment)	Debt Satisfied	Net Gain/ (Impairment) Recorded(1)	Loss from Early Extinguishment
2012:
700 North Central (2)	Glendale, CA	134,168	$—	$27.5	$6.3	$—
801 North Brand (3)	Glendale, CA	282,788	—	75.5	12.0	—
San Diego Tech Center development rights and adjacent land parcel (4)	San Diego, CA	—	14.0	—	—	—
Brea Campus (5)	Brea, CA	495,373	—	109.0	43.2	—
Stadium Towers Plaza and adjacent land parcel (6)	Orange, CA	258,586	—	100.0	73.1	—
City Tower development land (7)	Orange, CA	—	7.0	—	2.2	—
Glendale Center (8)	Glendale, CA	396,000	—	125.0	52.4	—
500 Orange Tower (9)	Orange, CA	335,898	—	110.0	72.5	—
Two California Plaza (10)	Los Angeles, CA	1,327,835	—	470.0	159.3	—
3800 Chapman (11)	Orange, CA	160,290	—	44.4	19.1	—
		3,390,938	$21.0	$1,061.4	$440.1	$—
2011:
500 Orange Center development land	Orange, CA	—	$4.7	$—	$—	$—
701 North Brand (12)	Glendale, CA	131,129	—	33.8	5.1	—
550 South Hope (13)	Los Angeles, CA	565,738	—	200.0	72.5	—
Westin® Pasadena Hotel	Pasadena, CA	266,000	15.6	—	55.3	0.2
2600 Michelson (14)	Irvine, CA	309,742	—	110.0	44.7	—
City Tower (15)	Orange, CA	412,839	—	140.0	72.7	—
		1,685,448	$20.3	$483.8	$250.3	$0.2
2010:
2385 Northside Drive	San Diego, CA	88,795	$—	$17.6	$—	$—
Griffin Towers (16)	Santa Ana, CA	547,432	—	145.0	49.1	0.4
17885 Von Karman (17)	Irvine, CA	151,370	—	26.4	(6.7)	—
Mission City Corporate Center	San Diego, CA	190,634	—	52.0	—	0.1
Park Place II (18)	Irvine, CA	273,118	—	98.3	23.7	—
207 Goode (19)	Glendale, CA	187,974	—	38.2	4.5	—
Pacific Arts Plaza (20)	Costa Mesa, CA	787,016	—	270.0	76.9	—
		2,226,339	$—	$647.5	$147.5	$0.5
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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
During 2010, we recorded an $8.2 million impairment charge to reduce our investment in 700 North Central to its estimated fair value as of December 31, 2010. We recorded a $2.8 million gain on sale of real estate and a $3.5 million gain on settlement of debt during 2012 upon disposition of this property.

(3)
During 2010, we recorded a $12.9 million impairment charge to reduce our investment in 801 North Brand to its estimated fair value as of December 31, 2010. We recorded a $2.4 million gain on sale of real estate and a $9.6 million gain on settlement of debt during 2012 upon disposition of this property.

(4)	During 2011, we recorded a $9.3 million impairment charge to reduce our investment in land held for development at San Diego Tech Center to its estimated fair value as of September 30, 2011.

(5)
During 2010, we recorded a $6.4 million impairment charge to reduce our investment in Brea Campus to its estimated fair value as of December 31, 2010. We recorded a $10.7 million gain on sale of real estate and a $32.5 million gain on settlement of debt during 2012 upon disposition of these properties.

(6)	We recorded a $3.1 million gain on sale of real estate and a $70.0 million gain on settlement of debt during 2012 upon disposition of Stadium Towers and an adjacent land parcel.

(7)	We recorded a $2.2 million gain on sale of real estate during 2012 upon disposition of land held for development at City Tower.

(8)	We recorded a $38.7 million gain on sale of real estate and a $13.7 million gain on settlement of debt during 2012 upon disposition of Glendale Center.

(9)	We recorded a $6.8 million gain on sale of real estate and a $65.7 million gain on settlement of debt during 2012 upon disposition of 500 Orange Tower.

(10)
During 2010, we recorded a $156.8 million impairment charge to reduce our investment in Two California Plaza to its estimated fair value as of December 31, 2010. We recorded a $31.8 million gain on sale of real estate and $127.5 million gain on settlement of debt during 2012 upon disposition of this property.

(11)
During 2010, we recorded a $16.7 million impairment charge to reduce our investment in 3800 Chapman to its estimated fair value as of December 31, 2010. We recorded a $8.4 million gain on sale of real estate and $10.7 million gain on settlement of debt during 2012 upon disposition of this property.

(12)
During 2010, we recorded a $9.1 million impairment charge to reduce our investment in 701 North Brand to its estimated fair value as of December 31, 2010. We recorded a $1.2 million gain on sale of real estate and a $3.9 million gain on settlement of debt during 2011 upon disposition of this property.

(13)	We recorded a $7.1 million gain on sale of real estate and a $65.4 million gain on settlement of debt during 2011 upon disposition of 550 South Hope.

(14)	We recorded a $13.9 million impairment charge and a $58.6 million gain on settlement of debt during 2011 upon disposition of 2600 Michelson.

(15)	We recorded a $10.2 million gain on sale of real estate and a $62.5 million gain on settlement of debt during 2011 upon disposition of City Tower.

(16)	We recorded a $49.1 million gain on settlement of debt during 2010 upon disposition of Griffin Towers.

(17)	We recorded a $6.7 million impairment charge during 2010 upon disposition of 17885 Von Karman.

(18)	We recorded a $14.7 million gain on sale of real estate and a $9.0 million gain on settlement of debt during 2010 upon disposition of Park Place II.

(19)	We recorded a $12.1 million impairment charge and a $16.6 million gain on settlement of debt during 2010 upon disposition of 207 Goode.

(20)	We recorded a $4.5 million impairment charge and an $81.4 million gain on settlement of debt during 2010 upon disposition of Pacific Arts Plaza.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Discontinued Operations

The results of discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenue:
Rental	$36,804	$79,684	$128,148
Tenant reimbursements	11,307	19,160	32,252
Hotel operations	—	8,368	20,662
Parking	4,773	9,554	14,604
Interest and other	3,573	5,908	8,334
Total revenue	56,457	122,674	204,000

Expenses:
Rental property operating and maintenance	15,740	30,859	46,409
Hotel operating and maintenance	—	6,039	14,554
Real estate taxes	5,455	10,413	16,890
Parking	829	1,718	3,471
Other expense	3,278	4,833	4,835
Depreciation and amortization	16,859	38,128	61,072
Impairment of long-lived assets	—	23,218	233,399
Interest	64,614	115,066	152,571
Loss from early extinguishment of debt	—	235	485
Total expenses	106,775	230,509	533,686

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(50,318)	(107,835)	(329,686)
Gains on settlement of debt	333,201	190,380	156,129
Gains on sale of real estate	106,942	73,844	14,689
Income (loss) from discontinued operations	$389,825	$156,389	$(158,868)

The results of operations of 700 North Central, 801 North Brand, Brea Campus, Stadium Towers Plaza, Glendale Center, 500 Orange Tower, Two California Plaza and 3800 Chapman are reflected in the consolidated statements of operations as discontinued operations for 2012, 2011 and 2010. The results of operations of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel, 2600 Michelson, City Tower and land held for development at San Diego Tech Center are reflected in the consolidated statements of operations as discontinued operations for 2011 and 2010. The results of operations of 2385 Northside Drive, Griffin Towers, 17885 Von Karman, Mission City Corporate Center, Park Place II, 207 Goode and Pacific Arts Plaza are reflected in the consolidated statement of operations as discontinued operations for 2010.

Interest expense included in discontinued operations relates to interest on mortgage loans secured by disposed properties.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Income Taxes

We elected to be taxed as a REIT under Sections 856 to 860 of the Code, commencing with our tax year ended December 31, 2003. We believe that we have always operated so as to continue to qualify as a REIT. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income.

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

We recorded the following tax provisions as part of other expense in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Tax expense recorded by:
MPG Office Trust, Inc.	$2,661	$—	$—
TRS entities	71	1,892	1,078
	$2,732	$1,892	$1,078

MPG Office Trust, Inc. and certain of our TRS entities had the following NOL carryforwards (in millions, except years):

	Earliest Expiration Year	December 31, 2012	December 31, 2011
Federal:
MPG Office Trust, Inc.	2028	$715	$842
TRS entities (1)	2027	130	209
		$845	$1,051
State:
MPG Office Trust, Inc.	2017	$827	$909
TRS entities (1)	2014	62	108
		$889	$1,017
_________

(1)
While we are still determining what business activities will be conducted at our TRS entities in the future, it is not likely that we will utilize any of the December 31, 2012 NOL carryforwards at these entities.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2012, MPG Office Trust, Inc. generated approximately $126 million of taxable income. Generally, a REIT that distributes earnings to its stockholders in an amount that equals or exceeds its taxable income is not subject to income taxes that would otherwise be taxed at a federal corporate tax rate of 35%. Alternatively, we may choose to use our NOL carryforwards to offset all of our regular taxable income to the extent that we have sufficient NOL carryforwards available. However, for AMT purposes, we may only offset 90% of our income subject to AMT with NOL carryforwards. Accordingly, the remaining 10% of our taxable income subject to AMT would be taxed at the federal AMT rate of 20%. Therefore, assuming full use of our NOL carryforwards to offset our taxable income, we would have a federal effective rate of 2%, representing AMT. In 2012, we used NOL carryforwards to offset our federal taxable income and incurred $2.5 million of AMT for federal purposes.

Similar to the federal AMT rules, income subject to AMT for California purposes may be offset up to 90% with California NOL carryforwards. Accordingly, we would have to pay California franchise tax on the remaining 10% of our California income subject to AMT at the California AMT rate of 6.65%, resulting in a California effective tax rate of 0.665%. In 2012, we used California enterprise zone credits to offset part of our California tax liability, and we incurred $0.2 million of net California AMT.

Our ability to use NOL carryforwards in future years could be negatively impacted by changes in ownership of the Company, as defined under Section 382 of the Code (which generally limits the amount of NOL carryforwards that may be used on an annual basis in post-change tax years), or by legislative action within the jurisdictions in which we own property. As of December 31, 2012, all of our properties are located within the State of California. Under prior California law, NOL carryforwards were suspended in 2002, 2003 and from 2008 through 2011 and could not be used to offset taxable income for California franchise tax purposes in such tax years. The State of California may introduce new legislation to suspend the utilization of NOL carryforwards in future tax years. If such an event were to occur, we may be subject to tax if a sufficient amount of earnings is not distributed to our stockholders. In that case, to the extent that the use of California NOL carryforwards is suspended, our California taxable income would be subject to the regular California corporate tax rate of 8.84% instead of the effective California AMT rate (after the utilization of NOL carryforwards) of 0.665%.

The following table summarizes the net deferred tax assets associated with our NOL carryforwards and other tax credits for MPG Office Trust, Inc. and our TRS entities (in thousands):

	December 31, 2012	December 31, 2011
Net operating losses – federal	$295,750	$367,840
Net operating losses – state	78,588	90,234
Capital losses – federal	1,788	—
Federal AMT credit	2,738	216
California enterprise zone credits (1)	265	736
Gross deferred tax assets	379,129	459,026
Valuation allowance	(379,129)	(459,026)
Net deferred tax assets	$—	$—
_________

(1)	The California enterprise zone credits may be carried forward until fully exhausted and do not expire.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

FASB Codification Topic 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance decreased from 2011, primarily due to the use of NOL carryforwards against discrete gains from asset dispositions during 2012. Management is not relying on forecasts as a source of positive evidence. Based on the weight of objectively verifiable negative evidence in the form of cumulative losses, management has recorded a full valuation allowance for all periods presented since we do not expect to realize our deferred tax assets.

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2012, 2011 and 2010, we had no unrecognized tax benefits. We do not anticipate a significant change in the total amount of unrecognized tax benefits during 2013. To the extent that we have NOL carryforwards generated in prior years, the statute of limitations is open with respect to such NOL carryforwards dating back to our 2003 tax year.

Note 13—Fair Value Measurements

The following tables present information regarding our assets and liabilities measured and reported in the consolidated financial statements at fair value during 2012, 2011 and 2010 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. The three levels of fair value defined in FASB Codification Topic 820, Fair Value Measurements and Disclosures, are as follows:

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

Non-Recurring Measurements

As described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies—Investments in Real Estate—Impairment Evaluation,” we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our investments in real estate for impairment on an asset-by-asset basis.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our assets measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investments in real estate:
For the year ended:
December 31, 2012	$1,399	$—	$1,399	$—	$2,121
December 31, 2011	65,984	—	65,984	—	13,888
December 31, 2010	810,246	—	242,372	567,874	233,399

Assets associated with real estate held for sale:
For the year ended:
December 31, 2011	14,000	—	14,000	—	9,330

2012 Activity—

In accordance with the provisions of FASB Codification Topic 360, property with a carrying value of $3.5 million was written down to its estimated fair value of $1.4 million, resulting in a $2.1 million impairment charge recorded as part of continuing operations. We classified this fair value measurement as Level 2 because it was calculated based on offers received from third parties.

During 2012, we disposed of land held for development at San Diego Tech Center. This asset had a fair value of $14.0 million at the time it was disposed.

2011 Activity—

During 2011, investments in real estate with a carrying value of $103.2 million were written down to their estimated fair value of $80.0 million, resulting in impairment charges totaling $23.2 million as part of discontinued operations. We have classified these fair value measurements as Level 2 because they were calculated based on the sales price negotiated by the special servicer (2600 Michelson) or the Company (land held for development at San Diego Tech Center) with third-party buyers.

During 2011, we disposed of 2600 Michelson and recorded a $13.9 million impairment charge. This asset had a fair value of $66.0 million at the time it was disposed. Additionally, we recorded a $9.3 million impairment charge to write down land held for development at San Diego Tech Center to its estimated fair value as a result of a decrease in the expected holding period.

2010 Activity—

During 2010, investments in real estate with a carrying value of $1,043.6 million were written down to their estimated fair value of $810.2 million, resulting in impairment charges totaling $233.4 million.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2010, we disposed of 207 Goode, 17885 Von Karman and Pacific Arts Plaza and recorded impairment charges totaling $23.3 million. These assets had a fair value of $242.4 million at the time they were disposed. We classified these fair value measurements as Level 2 because they were calculated based on the sales price negotiated by the lender or special servicer with third-party buyers (207 Goode and Pacific Arts Plaza) and the value assigned to the property in the deed-in-lieu of foreclosure with the lender (17885 Von Karman).

As a result of our review of the fair value of our investments in real estate during 2010, we recorded impairment charges totaling $210.1 million to reduce the following properties to the lower of carrying value or estimated fair value: Two California Plaza, 3800 Chapman, 801 North Brand, 701 North Brand, 700 North Central and Brea Campus. We classified these fair value measurements as Level 3 due to the highly subjective nature of the calculations, which involved management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements for each property.

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

Our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at: (1)
December 31, 2011	$(13,325)	$—	$(13,325)	$—
__________

(1)	Our interest rate swap expired on August 9, 2012.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the fair value of our derivative financial instruments is as follows (in thousands):

	Liability Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as cash flow hedging instruments:
Interest rate swap (1)	Accounts payable and other liabilities	$—	$(13,325)
_________

(1)	Our interest rate swap expired on August 9, 2012.

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain/(Loss) Reclassified from AOCL to Statement of Operations	Location of Gain/(Loss) Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the year ended:
December 31, 2012	$13,325	$792	Interest expense
December 31, 2011	20,456	1,235	Interest expense
December 31, 2010	7,829	(2,027)	Interest expense

Interest Rate Swap—

Prior to August 9, 2012 and as of December 31, 2011, we held an interest rate swap with a notional amount of $425.0 million, of which $400.0 million was assigned to the KPMG Tower mortgage loan. We recorded unrealized gains totaling $0.8 million and $1.2 million during 2012 and 2011, respectively, and an unrealized loss totaling $2.0 million during 2010 as part of interest expense in continuing operations due to hedge ineffectiveness related to this swap. The swap required net settlement each month and expired on August 9, 2012.

We were required to post collateral with our counterparty, primarily in the form of cash, based on the net present value of future anticipated payments under the swap agreement to the extent that the termination value of the swap exceeded a $5.0 million obligation. As of December 31, 2011, we had transferred $9.9 million in cash to our counterparty to satisfy our collateral posting requirement under the swap, which was included in restricted cash in the consolidated balance sheet. Prior to the expiration of the swap, all collateral held by our counterparty had been returned to us.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest Rate Caps—

We hold interest rate caps pursuant to the terms of certain of our mortgage and mezzanine loan agreements with the following notional amounts (in millions):

	December 31, 2012	December 31, 2011
Plaza Las Fuentes mortgage loan	$33.6	$33.6
Brea Campus (1)	—	109.0
	$33.6	$142.6
__________

(1)	The mortgage loan matured during 2012 and the cap expired.

The fair value of our interest rate caps was immaterial as of December 31, 2012 and 2011.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, and accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value and the carrying amount of our mortgage and mezzanine loans are as follows (in millions):

December 31, 2012
Estimated fair value	$1,413
Carrying amount	1,950

We calculated the fair value of our mortgage and mezzanine loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

Note 15—Related Party Transactions

Robert F. Maguire III

Tax Indemnification Agreement—

In connection with our initial public offering, we agreed to indemnify Mr. Maguire and related entities and other contributors from all direct and indirect adverse tax consequences in the event that the Operating Partnership directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets, completion of a foreclosure or otherwise) of any portion of its interests in Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes in a taxable transaction. Certain types of transactions, including but not limited to joint ventures and refinancings, can be structured to avoid triggering the tax indemnification obligations.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2012, we received notices from Mr. Maguire and related entities requesting the redemption of a total of 6,276,251 noncontrolling common units of the Operating Partnership. At Mr. Maguire’s request, we issued 5,594,220 shares of common stock to a party not related to Mr. Maguire and 682,031 shares of common stock to Mr. Maguire directly in settlement of the redeemed noncontrolling common units.

The redemption of noncontrolling common units and subsequent issuance of common stock to a party not related to Mr. Maguire caused Robert F. Maguire III and related entities to fall below the 50% ownership requirement set forth in his contribution agreement. As a result, all tax indemnification obligations in favor of him and related entities, as well as all remaining limited partners, now expire on June 27, 2013. Therefore, pursuant to the terms of the contribution agreement, all restrictions on disposition relating to the following assets will now expire on June 27, 2013: Gas Company Tower, US Bank Tower, KPMG Tower, Wells Fargo Tower and Plaza Las Fuentes. On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. See Note 21 “Subsequent Events.”

In connection with the tax indemnification agreement, Mr. Maguire, certain entities owned or controlled by Mr. Maguire, and other contributors have guaranteed a portion of our mortgage loans. As of December 31, 2012 and 2011, $591.8 million of our debt was subject to such guarantees.

Other Transactions—

We leased office space located at 1733 Ocean in Santa Monica, California, a property beneficially owned by Mr. Maguire. In 2010, we terminated our lease on the fourth floor of 1733 Ocean for consideration totaling $2.5 million, consisting of installment payments of $2.0 million and an offset of $0.5 million of amounts due to us by Mr. Maguire. During 2011 and 2010, we paid $0.9 million and $1.1 million, respectively, to Mr. Maguire in connection with the lease termination agreement. All amounts due Mr. Maguire under this agreement were paid in full as of December 31, 2011.

Note 16—Employee Benefit Plan

Our full-time employees who have completed 30 days of service are eligible to participate in a 401(k) savings plan sponsored by the Operating Partnership, which is a funded defined contribution plan that satisfies ERISA requirements. We make employer nondiscretionary matching contributions as well as discretionary profit sharing contributions, if any, in cash. The plan allows employees to allocate their voluntary contributions and employer matching and profit sharing contributions to a variety of investment funds. Our 401(k) plan does not have a fund that invests directly in MPG Office Trust, Inc. common stock or Series A preferred stock. Employees are fully vested in their voluntary contributions.

Effective July 1, 2012, the Company amended the 401(k) plan document to change the years of service required to vest in company contributions to 50% per year from the first through second year of employment. Previously, participants vested in company contributions at a rate of 20% per year from the second through sixth year of employment. Any active participant with two or more years of service as of July 1, 2012 became fully vested in company contributions as of July 1, 2012. During 2012, 2011 and 2010, we contributed $0.4 million, $0.5 million and $0.4 million, respectively, to the 401(k) plan.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17—Rental Revenue

Our properties are leased to tenants under net operating leases with initial expiration dates ranging from 2013 to 2026. The future minimum rental revenue to be received from tenants (excluding tenant reimbursements) as of December 31, 2012 is as follows (in thousands):

Minimum Rental Revenue
2013	$108,792
2014	94,567
2015	89,261
2016	83,158
2017	80,771
Thereafter	368,308
$824,857

Our rental revenue was increased (decreased) by straight-line rent adjustments as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Continuing operations	$2,825	$1,657	$1,755
Discontinued operations	(1,087)	(496)	3,332

Note 18—Commitments and Contingencies

Capital Leases

We enter into capital lease agreements for equipment used in the normal course of business. The future minimum obligation under our capital leases as of December 31, 2012 is as follows (in thousands):

Minimum Obligation
2013	$266
2014	135
2015	136
2016	218
755
Less: interest	(110)
$645

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following amounts have been capitalized as part of building and improvements in the consolidated balance sheets related to equipment acquired through capital leases (in thousands):

	December 31, 2012	December 31, 2011
Gross amount	$13,701	$13,958
Accumulated depreciation	(12,915)	(12,857)
	$786	$1,101

Air Space Lease

We have an air space lease at Plaza Las Fuentes that expires in 2027, with options to renew for two additional ten-year periods and an option to purchase the air space. Air space lease expense for 2012, 2011 and 2010 totaled $0.3 million, $0.4 million and $0.5 million, respectively, and is reported as part of other expense in the consolidated statement of operations.

Our air space lease requires us to pay minimum fixed rental amounts that are subject to scheduled rent adjustments. The future minimum obligation under our air space lease as of December 31, 2012 is as follows (in thousands):

Minimum Obligation
2013	$288
2014	288
2015	289
2016	289
2017	288
Thereafter	2,862
$4,304

Lease Takeover Obligation

We entered into a lease takeover agreement with a tenant at 3161 Michelson, a property we disposed of in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. Our future minimum obligation under the lease takeover agreement and the amount expected to be mitigated through future payments from the subtenant as of December 31, 2012 is as follows (in thousands):

Minimum Obligation
2013	$799
2014	833
2015	841
2016	424
2,897
Less: future payments due from subtenant	(2,214)
$683

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Lease

We entered into sublease agreements with Rand Corporation (“Rand”) for the second and third floors at 1733 Ocean. We have partially mitigated this obligation through sublease of a portion of the Rand space to third-party tenants. In 2011, we entered into an amended agreement with Rand to terminate a portion of the sublease premises on the second floor. Our future minimum obligation under the operating lease and the amount expected to be mitigated through future payments from the subtenants as of December 31, 2012 is as follows (in thousands):

Minimum Obligation
2013	$820
2014	290
1,110
Less: future payments due from subtenants	(922)
$188

Rent payments related to our leases with Rand (excluding payments received from the subtenants) totaled $0.8 million, $1.0 million and $0.8 million during 2012, 2011 and 2010, respectively.

Capital Commitments

As of December 31, 2012, we had executed leases that contractually commit us to pay our tenants $37.0 million for leasing costs, of which $1.0 million is contractually due in 2014, $4.2 million in 2015, $0.3 million in 2016, $8.8 million in 2017 and $2.6 million thereafter. The remaining $20.1 million is contractually available for payment to tenants upon request during 2013, but actual payment is largely determined by the timing of requests from those tenants.

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

A significant portion of our rental and tenant reimbursement revenue is generated by a small number of tenants. During 2012, 2011 and 2010, our three largest tenants accounted for 20%, 23% and 26%, respectively, of our rental and tenant reimbursement revenue. No individual tenant accounted for 10% or more of our rental and tenant reimbursement revenue during 2012. During 2011 and 2010, one tenant, Southern California Gas Company, accounted for 10% or more of our rental and tenant reimbursement revenue.

During 2012, 2011 and 2010, each of the following properties contributed more than 10% of our consolidated revenue: Wells Fargo Tower, KPMG Tower, Gas Company Tower, US Bank Tower and 777 Tower. The revenue generated by these five properties totaled 88%, 92% and 94% of our consolidated revenue during 2012, 2011 and 2010, respectively.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share amounts)
Year Ended December 31, 2012
Revenue from continuing operations	$67,623	$53,977	$55,684	$53,887
Income (loss) from continuing operations	8,832	(20,310)	(15,038)	32,809
Income from discontinued operations	1,634	100,482	110,047	177,662
Income attributable to common units of the Operating Partnership	(657)	(8,222)	(2,373)	(612)
Preferred stock dividends	(4,637)	(4,638)	(4,637)	(4,638)
Net income available to common stockholders	5,172	67,312	87,999	205,221
Net income available to common stockholders per share – basic	$0.10	$1.32	$1.57	$3.56
Weighted average number of common shares outstanding	51,048,621	51,285,961	56,118,506	57,634,484
Net income available to common stockholders per share – diluted	$0.10	$1.32	$1.57	$3.52
Weighted average number of common and common equivalent shares outstanding	51,758,710	51,285,961	56,118,506	58,324,838

Year Ended December 31, 2011
Revenue from continuing operations	$58,077	$59,243	$60,262	$57,379
Loss from continuing operations	(15,083)	(13,667)	(13,164)	(16,248)
(Loss) income from discontinued operations	(24,904)	152,340	43,531	(14,578)
Loss (income) attributable to common units of the Operating Partnership	5,205	(15,483)	(2,915)	3,985
Preferred stock dividends	(4,766)	(4,766)	(4,637)	(4,637)
Preferred stock redemption discount	—	—	2,780	—
Net (loss) income available to common stockholders	(39,548)	118,424	25,595	(31,478)
Net (loss) income available to common stockholders per share	$(0.81)	$2.42	$0.51	$(0.62)
Weighted average number of common shares outstanding	49,016,989	49,040,268	49,961,007	50,676,545

The amounts shown in the table above will not agree to those previously reported in our Quarterly Reports on Form 10-Q due to property dispositions that occurred during 2012 and 2011.

Our quarterly financial information for 2012 and 2011 has been reclassified to reflect the dispositions of 700 North Central and 801 North Brand (both in first quarter 2012), Stadium Towers Plaza and Brea Campus (both in second quarter 2012), Glendale Center and 500 Orange Tower (both in third quarter 2012), and Two California Plaza and 3800 Chapman (both in fourth quarter 2012), which are presented as discontinued operations in the consolidated statements of operations.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our quarterly financial information for 2011 has been reclassified to reflect the transfer of land held for development at San Diego Tech Center to assets associated with real estate held for sale as of December 31, 2011. This asset was disposed during 2012.

In addition, our quarterly financial information for 2011 has been reclassified to reflect the dispositions of 701 North Brand, 550 South Hope, the Westin® Pasadena Hotel and 2600 Michelson (in second quarter 2011) and City Tower (in third quarter 2011), which are presented as discontinued operations in the consolidated statements of operations.

Note 20—Investments in Real Estate

A summary of information related to our investments in real estate as of December 31, 2012 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount of Which Carried at Close of Period			Accum- ulated Depre- ciation (4)	Year Acquired (a) or Con- structed (c)
		Land (1)	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land (2)	Buildings and Improve- ments	Total (3)
Office Properties
Los Angeles, CA
Gas Company Tower 525-555 W. Fifth Street	$458,000	$33,425	$16,043	$280,707	$54,464	$59,588	$325,051	$384,639	$(117,612)	1991 (c)
US Bank Tower (5)(6) 633 W. Fifth Street	260,000	21,233	—	279,614	38,122	41,183	297,786	338,969	(97,906)	1989 (c)
Wells Fargo Tower 333 S. Grand Avenue	550,000	4,073	—	318,960	**	33,795	289,238	323,033	(118,710)	1982 (c)
777 Tower 777 S. Figueroa Street	273,000	34,864	251,556	25,825	—	34,864	277,381	312,245	(72,122)	2005 (a)
KPMG Tower (5) 355 S. Grand Avenue	365,000	4,666	—	242,169	**	15,386	231,449	246,835	(103,171)	1983 (c)
Miscellaneous investments	44,281	45,422	—	51,662	6,765	46,535	57,314	103,849	(32,093)
	$1,950,281	$143,683	$267,599	$1,198,937	$99,351	$231,351	$1,478,219	$1,709,570	$(541,614)
__________

**	Information on carrying costs capitalized is not available; such costs are included with improvements for the Wells Fargo Tower and KPMG Tower.

(1)	Amounts shown in “Land” include land and land held for development.

(2)	During 2012, we recorded a $2.1 million impairment charge as part of continuing operations to write down land to its estimated fair value.

(3)	The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $1.4 billion (unaudited) as of December 31, 2012.

(4)
Depreciation in the consolidated statements of operations is computed on a straight-line basis over the following estimated useful lives: buildings and improvements (25 to 50 years); tenant improvements (the shorter of the estimated useful life or lease term); and furniture, fixtures and equipment (5 years).

(5)	US Bank Tower includes the Westlawn off-site parking garage and the KPMG Tower includes the X-2 off-site parking garage.

(6)	On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. See Note 21 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of our investments in real estate and accumulated depreciation (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Investments in Real Estate
Balance at beginning of period	$2,586,980	$3,063,186	$3,852,198
Additions during period:
Improvements	14,967	12,227	21,742
Deductions during period:
Dispositions	(890,256)	(462,618)	(599,184)
Impairment charges	(2,121)	(9,330)	(210,122)
Transfer to assets associated with real estate held for sale	—	(14,000)	—
Other	—	(2,485)	(1,448)
Balance at close of period	$1,709,570	$2,586,980	$3,063,186

Accumulated Depreciation
Balance at beginning of period	$(659,408)	$(668,328)	$(659,753)
Additions during period:
Depreciation expense	(62,563)	(82,345)	(103,022)
Deductions during period:
Dispositions	180,357	91,265	94,447
Balance at close of period	$(541,614)	$(659,408)	$(668,328)

Note 21—Subsequent Events

Operating Partnership Unit Redemption

On January 29, 2013, we received a notice from Thomas MPG Holding, LLC requesting the redemption of 35,000 noncontrolling common units of the Operating Partnership. On January 30, 2013, we issued 35,000 shares of common stock in exchange for these units.

Sale of US Bank Tower

On March 11, 2013, we entered into an agreement with an affiliate of Overseas Union Enterprise Limited to sell US Bank Tower and the Westlawn off-site parking garage. The purchase price is $367.5 million. The transaction is expected to close on June 28, 2013, following the expiration of the tax protection period on June 27, 2013, subject to customary closing conditions. The buyer has made a $7.5 million non-refundable deposit. Net proceeds from the transaction are expected to be approximately $103 million and will be available for general corporate purposes, including potential loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Jeanne M. Lazar, our principal accounting officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Mr. Weinstein and Ms. Lazar, evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. KPMG LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2012 and their attestation report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since
David L. Weinstein	46	President and Chief Executive Officer	2010
Jeanne M. Lazar	44	Chief Accounting Officer	2012
Peggy M. Moretti	50	Executive Vice President, Investor and Public Relations & Chief Administrative Officer	2003
Christopher M. Norton	40	Executive Vice President, General Counsel and Secretary	2011

David L. Weinstein has served as our President and Chief Executive Officer since November 2010 and as a member of the board of directors since August 2008. Since September 2008, Mr. Weinstein has been a partner at Belvedere Capital, a real estate investment firm based in New York. He remains a partner with limited responsibilities. From April 2007 until August 2008, Mr. Weinstein was a Managing Director of Westbridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein worked at Goldman, Sachs & Co. in New York, first as a Vice President in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then from 2004 as a Vice President in the Special Situations Group (focused on real estate debt investments). Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association.

Jeanne M. Lazar has served as our Chief Accounting Officer since April 2012 and has primary responsibility for the Company’s financial, accounting and reporting matters. From July 2007 until January 2012, Ms. Lazar was Senior Vice President of Finance with The Irvine Company where she was responsible for the planning, analysis and reporting functions, as well as acquisition underwriting. Prior to July 2007, Ms. Lazar was Principal and Controller at The John Buck Company where she oversaw the financial reporting and tax compliance, treasury, human resources and information technology functions. Ms. Lazar holds a Bachelor of Science degree in Accounting from the University of Illinois, Chicago.

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

Christopher M. Norton has served as our Executive Vice President, General Counsel and Secretary since September 2012 and as our Senior Vice President, Transactions from March 2011 to September 2012. From 2002 until February 2011, Mr. Norton was an attorney with the law firm of Latham & Watkins LLP, where his practice primarily focused on representing clients, including MPG Office Trust, in the acquisition, financing (including the origination of syndicated, mezzanine and securitized loans) and leasing of real property, as well as in real estate workout and restructuring transactions. Mr. Norton holds a Bachelor of Science degree in Psychology from Brigham Young University and a Juris Doctor from Northwestern University School of Law.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since
Paul M. Watson	73	Chairman of the Board	2008
Robert M. Deutschman	55	Director	2011
Christine N. Garvey	67	Director	2008
Michael J. Gillfillan	64	Director	2009
Edward J. Ratinoff	48	Director	2011
Joseph P. Sullivan	70	Director	2009
George A. Vandeman	73	Director	2007
David L. Weinstein	46	Director (also President and Chief Executive Officer)	2008

Paul M. Watson has served on the board of directors since July 2008 and as Chairman of the Board since July 2009. Mr. Watson is the retired Vice Chairman of Wells Fargo Bank N.A., where he was responsible for wholesale and commercial banking, and headed Wells Fargo’s nationwide commercial, corporate and treasury management businesses. Prior to his 45-year tenure at Wells Fargo, Mr. Watson served as 1st Lieutenant in the United States Army. Mr. Watson holds a Bachelor of Arts degree from the University of San Francisco and a certificate from the Graduate School of Credit and Financial Management at Stanford University. Mr. Watson is the Chairman of the Finance Council of the Roman Catholic Archdiocese of Los Angeles. Mr. Watson is a director emeritus of the Hanna Boys Center and the Music Center of Los Angeles County. He previously served as a director of NorCal Environmental Corp. from February 2004 to September 2007. The board of directors and Nominating and Corporate Governance Committee nominated Mr. Watson to serve as a director based, among other factors, on his commercial banking expertise.

Robert M. Deutschman has served on the board of directors since February 2011. Since 1999, Mr. Deutschman has served as a Managing Director at Cappello Capital Corp., an investment banking firm, and as Vice Chairman of Cappello Group, Inc. since 2008. Mr. Deutschman holds a Bachelor of Arts degree from Haverford College, with honors, and a Juris Doctor from Columbia University School of Law, where he was a Harlan Fiske Stone scholar. Since 2004, Mr. Deutschman has served as the Vice Chairman of the Board of Directors of Enron Creditors Recovery Corp. (formerly Enron Corp.), a position he assumed upon Enron’s emergence from bankruptcy. Mr. Deutschman has also served on the Advisory Board of the RAND Center for Corporate Ethics and Governance since 2006. He formerly served as Chairman of the Board of First Bank of Beverly Hills, F.S.B. and as a member of the board of directors of Beverly Hills Bancorp Inc. from 1999 to 2004. The board of directors and Nominating and Corporate Governance Committee nominated Mr. Deutschman to serve as a director based, among other factors, on his commercial real estate and extensive investment banking experience.

Mr. Deutschman served as one of three Managing Members of SView, LLC from 2007 until February 2012. SView, LLC filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code on August 30, 2012.

Christine N. Garvey has served on the board of directors since July 2008. Ms. Garvey retired from Deutsche Bank AG in May 2004, where she served as Global Head of Corporate Real Estate Services from May 2001. From December 1999 to April 2001, Ms. Garvey served as Vice President, Worldwide Real Estate and Workplace Resources for Cisco Systems, Inc. During her career, Ms. Garvey also held several positions with Bank of America, including Group Executive Vice President and Head of National Commercial Real Estate Services. Ms. Garvey holds a Bachelor of Arts degree, magna cum laude, from Immaculate Heart College in Los Angeles and a Juris Doctor from Suffolk University Law School. She is currently a member of the board of directors of HCP, Inc., ProLogis, Toll Brothers, Inc. and UnionBanCal Corporation. She also served on the board of directors of Hilton Hotels Corporation until the company was taken private in October 2007. The board of directors and Nominating and Corporate Governance Committee nominated Ms. Garvey to serve as a director based, among other factors, on her real estate experience and commercial banking expertise.

Michael J. Gillfillan has served on the board of directors since May 2009. Since April 2011, Mr. Gillfillan has been Chairman and Chief Executive Officer of Alostar Bank of Commerce. From December 2002 to December 2010, Mr. Gillfillan was a partner of Meriturn Partners, LLC, a private equity fund that purchases controlling interests in distressed middle market manufacturing and distribution companies. From March 2000 to January 2002, Mr. Gillfillan was a partner of Neveric, LLC. Mr. Gillfillan is the retired Vice Chairman and Chief Credit Officer of Wells Fargo Bank, N.A., where he was responsible for all facets of credit risk management, including direct oversight of the loan workout units that had peak problem assets in excess of $7 billion. During his tenure at Wells Fargo Bank, he also served as Vice Chairman and Group Head of the Commercial & Corporate Banking Group and Executive Vice President, Loan Adjustment Group, where he was responsible for marketing and servicing all bank loans, deposits and capital market products, as well as managing the loan workout function for the bank. Mr. Gillfillan holds a Bachelor of Arts degree from the University of California, Berkeley and a Master of Business Administration from the University of California, Los Angeles. He previously served on the board of directors of UnionBanCal Corporation. The board of directors and Nominating and Corporate Governance Committee nominated Mr. Gillfillan to serve as a director based, among other factors, on his extensive experience in workouts and company turnarounds.

From August 1999 until February 2007, Mr. Gillfillan was a member of the board of directors of James Hardie Industries Limited (“Hardies”), an Australian company that was subject to asbestos claims arising out of its legacy business. In 2007, the Australian Securities and Investment Commission (“ASIC”) filed a civil lawsuit related to a February 2001 announcement by Hardies to the Australian Stock Exchange concerning the establishment of a foundation to compensate asbestos victims. In April 2009, a trial court in New South Wales, Australia issued a judgment finding that the directors of Hardies, including Mr. Gillfillan, and several members of management, breached their duties of care and diligence by approving a draft of the February 2001 announcement. The court imposed civil monetary penalties on each of the former independent directors, including Mr. Gillfillan, and disqualified such individuals from managing an Australian corporation for a period of five years. Mr. Gillfillan and the other former independent directors appealed this ruling in the Court of Appeals of the Supreme Court of New South Wales. In December 2010, the Court of Appeals overturned the findings of the trial court that the announcement had ever been approved by the Hardies directors, entirely dismissed the case against Mr. Gillfillan and the other former independent directors, ordered ASIC to return the fines and vacated the five-year ban. ASIC appealed the Court of Appeals decision to the High Court of Australia, which in May 2012 reversed the Court of Appeals’ decision primarily on the basis that the evidentiary standard applied by the Court of Appeals had been too strict, reinstated the trial court’s decision that the Hardies directors had in fact approved the announcement, and remanded the case back to the Court of Appeals regarding appropriate remedies. In November 2012, the Court of Appeals, in light of the High Court’s holdings, reinstated the remedies imposed by the trial court against Mr. Gillfillan and the other Hardies directors, but reduced the civil monetary penalties against Mr. Gillfillan from $A30,000 to $A20,000, and reduced the period of his disqualification from five years to 22 months. No further appeals are contemplated. Proceedings are continuing regarding the allocation of responsibility for the court costs and legal fees incurred by the parties in connection with various proceedings.

Mr. Gillfillan resigned as a member of the board of directors of Prime Tanning Co., Inc. on April 30, 2010. Prime Tanning Co., Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on November 16, 2010.

Edward J. Ratinoff has served on the board of directors since February 2011. From March 2010 to February 2013, Mr. Ratinoff was the Managing Director and Head of Acquisitions for Phoenix Realty Group, an institutional real estate investment firm. From 2004 to 2009, Mr. Ratinoff held the position of Managing Director and West Coast Head for the J.E. Robert Companies, a global real estate investment management company. Prior to joining J.E. Roberts, Mr. Ratinoff served in a variety of senior management roles in real estate investment banking with Keybanc, Chase Securities and Bankers Trust. Mr. Ratinoff holds a Bachelor of Arts degree in Architecture from the University of California, Berkeley, and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University. Since May 2010, Mr. Ratinoff has served as a member of the board of directors and Chairman of the Loan Committee of Bank of Internet. The board of directors and Nominating and Corporate Governance Committee nominated Mr. Ratinoff to serve as a director based, among other factors, on his commercial real estate and extensive investment banking experience.

Joseph P. Sullivan has served on the board of directors since May 2009. Mr. Sullivan is a private investor. Mr. Sullivan is Chairman Emeritus and a member of the Board of Advisors of RAND Health, the largest non-profit institution dedicated to shaping private and public sector responses to emerging health policy issues. Mr. Sullivan served as Chairman of the Board and Chief Executive Officer of Protocare, Inc., a clinical trials and pharmaceutical industry consulting firm. Mr. Sullivan was Chairman of the Board and Chief Executive Officer of American Health Properties, Inc., a publicly-traded REIT on the New York Stock Exchange (“NYSE”). Mr. Sullivan had been an investment banker with Goldman, Sachs & Co. for 20 years. Mr. Sullivan holds a Bachelor of Science degree and a Juris Doctor from the University of Minnesota Law School and a Master of Business Administration from the Harvard Graduate School of Business Administration. He is past Chairman and a continuing member of the Board of Advisors of the UCLA Medical Center. He is a member of the board of directors of Cigna, Inc. and HCP, Inc. and previously served on the board of Amylin Pharmaceuticals, Inc. prior to its acquisition by Bristol‑Meyers Squibb in August 2012. The board of directors and Nominating and Corporate Governance Committee nominated Mr. Sullivan to serve as a director based, among other factors, on his investment banking expertise and experience in the real estate industry and with REITs.

George A. Vandeman has served on the board of directors since October 2007 and as Chairman of the Board from October 2008 to July 2009. Mr. Vandeman has been the principal of Vandeman & Co., a private investment firm, since he retired from Amgen, Inc. in July 2000. From 1995 to 2000, Mr. Vandeman was Senior Vice President and General Counsel of Amgen and a member of its Operating Committee. Immediately prior to joining Amgen in July 1995, Mr. Vandeman was a senior partner and head of the Mergers and Acquisitions Practice Group at the international law firm of Latham & Watkins LLP, where he worked for nearly three decades. Mr. Vandeman holds a Bachelor of Arts degree and a Juris Doctor from the University of Southern California. Mr. Vandeman is a member and past Chair of the Board of Councilors at the University of Southern California Law School. Mr. Vandeman is a former director of Rexair LLC, SymBio Pharmaceuticals Limited and ValueVision Media. The board of directors and Nominating and Corporate Governance Committee nominated Mr. Vandeman to serve as a director based, among other factors, on his legal and corporate governance expertise and experience with complex strategic transactions.

In early February 2013, Mr. Vandeman filed a personal Chapter 11 bankruptcy proceeding. Mr. Vandeman has advised the Company that this filing was made as a tactical matter in connection with disputes with certain creditors and that none of his business interests were involved in the proceeding.

David L. Weinstein has served as our President and Chief Executive Officer since November 2010 and as a member of the board of directors since August 2008. See “Executive Officers of the Registrant” for Mr. Weinstein’s biographical information. The board of directors and Nominating and Corporate Governance Committee nominated Mr. Weinstein to serve as a director based, among other factors, on his knowledge of the Company, investment banking expertise and experience in the real estate industry.

Board Leadership Structure and Risk Oversight

Our board of directors has a policy that the positions of Chairman of the Board and Chief Executive Officer should be held by different persons. Our board of directors has determined that having an independent director serve as Chairman is in the best interests of the Company, providing enhanced board oversight as well as active independent director participation in setting board meeting agendas and establishing board priorities and procedures. This policy is subject to review in the future based on the Company’s then-current circumstances and board membership.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our executive officers and directors, and beneficial owners of more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership of such securities with the U.S. Securities and Exchange Commission (the “SEC”). Such officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2012, all filing requirements of our executive officers, directors and greater than 10% stockholders were complied with, except for the June 29, 2012 grant of 16,000 restricted stock units to Ms. Lazar was not reported on a timely basis but was subsequently reported on a Form 4 filed on December 4, 2012.

Code of Business Conduct and Ethics

The board of directors maintains a code of business conduct and ethics applicable to independent directors, executive officers, employees and agents, which is available for viewing on the Company’s website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any person who sends a written request to that effect to the attention of Christopher M. Norton, Secretary, MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

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

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during 2012.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2012, Mr. Watson served as Chair and Messrs. Gillfillan and Ratinoff served as members of the Audit Committee, each of whom is an independent director. Based on his experience and expertise, the board of directors has determined that Mr. Gillfillan is an “audit committee financial expert” as defined by the SEC. The Audit Committee meets the NYSE composition requirements, including the requirements dealing with financial literacy and financial sophistication. The members of the Audit Committee satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

Our Chief Executive Officer has filed his annual certification with the NYSE for 2012, as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, the Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal accounting officer are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, respectively.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section describes the compensation policies and programs for our named executive officers, based on total compensation as calculated under current SEC rules. For 2012, our named executive officers were as follows:

Name	Position
David L. Weinstein	President and Chief Executive Officer
Shant Koumriqian (1)	Former Executive Vice President, Chief Financial Officer
Jeanne M. Lazar	Chief Accounting Officer
Peggy M. Moretti	Executive Vice President, Investor and Public Relations & Chief Administrative Officer
Christopher M. Norton	Executive Vice President, General Counsel and Secretary
Jonathan L. Abrams (2)	Former Executive Vice President, General Counsel and Secretary
Peter K. Johnston (3)	Former Senior Vice President, Leasing
__________

(1)	Mr. Koumriqian’s employment with us terminated on March 31, 2012.

(2)	Mr. Abrams’ employment with us terminated on September 11, 2012.

(3)	Mr. Johnston’s employment with us terminated on January 11, 2013.

Executive Summary

In 2012, we were highly effective in executing our business plan while achieving results that met or exceeded expectations in several key areas:

•	Maintaining monthly and year-end unrestricted cash balances;

•	Completing or taking definitive steps to complete the disposition of certain assets while limiting costs and liability exposure; and

•	Leasing at core assets.

The Compensation Committee believes that our compensation program has been instrumental in supporting achievement of our business plan. The program emphasizes pay for performance and total compensation. Our compensation program is designed to help retain and motivate a highly talented team of executives with the requisite set of skills and experience to realize maximum value from our portfolio for our stockholders. The compensation of our named executives consists primarily of annual base salary, cash incentives and grants of equity in the form of restricted stock units that vest over time.

During 2012, Mr. Weinstein received 42% of his total compensation in the form of annual incentives and 41% in the form of long-term equity incentives. The combined annual incentives and long-term equity incentives percentage for our other named executive officers that served the Company for all of 2012 ranged from 30% to 60% of total compensation.

In consideration of the Company’s results and each executive’s contributions to them as well as their other contributions to the success of the Company, the Compensation Committee made the following changes to the compensation of our named executive officers during 2012:

•
Increased Mr. Weinstein’s annual base salary, effective January 1, 2012, in connection with extension of his employment agreement that was effective as of December 15, 2011. The base salaries of our other named executive officers during 2012 were unchanged from the 2011 levels.

•
Awarded an incentive bonus of 250% of annual base salary (maximum level) for Mr. Weinstein and of 25% to 91% of annual base salary for our other named executive officers. No incentive bonus was awarded to Mr. Johnston, who received a separate leasing bonus pursuant to his employment agreement.

•
Awarded restricted stock units that vest over a three-year period with a grant date value of 246% of annual base salary for Mr. Weinstein and of 19% to 67% of annual base salary for our other named executive officers.

•
Established a retention bonus plan for key employees that extends through the end of first quarter 2014 and offsets 75% of retention bonus payments (excluding additional retention payments, if any, made after March 31, 2014) against the cash severance otherwise payable upon termination under the terms of the respective employment agreements for Messrs. Weinstein and Norton, and Ms. Moretti.

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to set programs that achieve the following objectives:

•	Attracting, retaining and motivating talented executives;

•	Providing a program that is market-based and comparable to programs at other REITs;

•	Encouraging a strong link between compensation and company and individual performance; and

•	Supporting the maximization of stockholder value.

In order to achieve these objectives, we provide a total compensation package comprised of annual compensation (base salary and cash-based incentives) and long-term equity-based incentives. We believe that this mix of compensation encourages an appropriate balance between annual and long-term performance, promotes accountability and aligns the interests of our executives with the interests of our stockholders by linking significant portions of each named executive officer’s compensation package directly to our stock price. We review and revise the program periodically in light of changes to our business plan, operations and financial position as well as the overall economic environment.

Development and Administration of Executive Compensation

The Compensation Committee is responsible for developing and administering our executive compensation program, including awards of equity compensation under the Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. (the “Incentive Plan”), and the ongoing administration of various compensation programs as may be authorized or directed by the board of directors. The Compensation Committee develops our executive compensation philosophy, policies and practices, including the form and level of compensation and performance goals for our named executive officers, and recommends them to the full board of directors for its consideration and adoption.

Within our general compensation framework, our Chief Executive Officer, with assistance from our Executive Vice Presidents and General Counsel, develops and proposes specific compensation terms for our named executive officers (other than himself), which terms are reviewed and approved in advance by the Compensation Committee. Employment terms for our Chief Executive Officer have historically been negotiated by the board of directors, in consultation with outside counsel. All compensation terms approved for members of senior management during 2012 were subject to these processes.

The Compensation Committee has not adopted formal policies for allocating compensation between short- and long-term compensation, between cash and equity compensation, or among different forms of benefits and other non-cash compensation. However, the Compensation Committee’s general philosophy has been to be generally consistent with the practices of other comparable REITs.

The Compensation Committee has engaged Jack Marsteller of the firm Pay Governance LLC as the Compensation Committee’s independent compensation consultant to advise the Compensation Committee in discharging its responsibilities. The responsibilities of the independent compensation consultant have historically included: providing market data on pay levels and practices and making recommendations on executive compensation; reviewing the executive compensation peer group and proposing changes as appropriate; advising the Compensation Committee on trends and best practices in the design, composition and policies of executive compensation programs; advising the Compensation Committee Chair on meeting agendas and attending Compensation Committee meetings where compensation items are discussed; reviewing the Compensation Discussion and Analysis and compensation tables for inclusion in the Annual Report on

Form 10-K and the Proxy Statement; advising the Compensation Committee on compensation issues that arise in the course of fulfilling its governance responsibilities; undertaking special projects at the request of the Compensation Committee Chair; and advising the Compensation Committee on ideas for improving the effectiveness of board governance of executive compensation.

During 2012, the Compensation Committee’s independent compensation consultant attended all of the Compensation Committee’s meetings in which significant executive compensation matters were discussed. During 2012, the independent compensation consultant advised the Compensation Committee with respect to competitive pay levels and trends; incentive bonus program design and practices; long-term incentive grant value guidelines and practices; Chief Executive Officer compensation; pay governance standards; shareholder voting guidelines; and pay disclosure. The independent compensation consultant reports to and acts at the sole discretion of the Compensation Committee and works with our senior management, in connection with advising the Compensation Committee, only with advance approval by the Compensation Committee. Pay Governance LLC did not provide any other services to the Company during 2012. The Compensation Committee has determined that Pay Governance LLC is independent and there was no conflict of interest resulting from retaining Pay Governance LLC currently or during 2012. In reaching these conclusions, the Compensation Committee considered the factors set forth in Rule 10C-1 of the Exchange Act and applicable NYSE listing standards.

Elements of Executive Officer Compensation and Benefits

There are two primary types of compensation provided to our executive officers:

•
Annual compensation, which includes (i) a base salary, intended to provide a competitive and stable annual salary for each executive officer at a level consistent with such officer’s individual contributions, and (ii) incentive bonuses, intended to link each executive officer’s compensation to the Company’s performance and to such officer’s individual performance; and

•
Long-term compensation, which includes restricted common stock, restricted stock units, stock options and other equity-based compensation, intended to encourage performance that maximizes stockholder value.

Additionally, on November 28, 2012 the board of directors adopted the MPG Office Trust, Inc. Retention Bonus Plan (the “Retention Bonus Plan”) to provide eligible employees with certain cash retention bonus payments in connection with their continued employment with us. See “—Annual Compensation—Retention Bonuses” below.

Annual Compensation

Annual compensation consists of base salary and incentive bonuses. Our policies in effect during 2012 are described below.

Base Salary

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

Other for than Mr. Weinstein, the base salaries of our named executive officers during 2012 were unchanged from 2011 levels. As described below, Mr. Weinstein’s base salary was increased from $675,000 to $750,000 effective January 1, 2012 in connection with an extension of his employment agreement that was effective as of December 15, 2011. For further detail on the actual base salaries paid to our named executive officers during 2012, see the table below under the heading “—Summary Compensation Table.”

Incentive Bonuses

Our incentive program provides executive officers with the opportunity to earn cash bonuses based upon the attainment of certain performance standards. The potential payment of incentive bonuses to our executive officers is performance-driven and therefore at risk.

The incentive bonus program for our former Senior Vice President, Leasing differed from the incentive bonus program applicable to our other executive officers. As more fully described below, pursuant to his employment agreement, Mr. Johnston, our former Senior Vice President, Leasing, was eligible to receive quarterly leasing bonuses. See “—Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards—Employment Agreements” below.

Each named executive officer’s employment agreement (other than Ms. Lazar’s and Mr. Norton’s employment agreements) provides for a target annual bonus. The target bonus is intended to provide guidance for incentive bonuses, and the actual bonus amount is determined by the Compensation Committee based on its evaluation of the Company’s performance, the executive’s contributions to the Company’s performance and the executive’s individual performance.

In May 2012, the Compensation Committee considered the necessity of retaining and incentivizing our executives and other key employees during a period of uncertainty in the business. After thorough consideration of the alternatives and in consultation with its advisers, the Compensation Committee determined to provide for a periodic payment schedule for 2012 incentive bonuses, rather than a single year‑end payment. A similar approach had previously been used successfully by the company for employees below the Executive Vice President level in 2009. The Compensation Committee concluded that all employees performing at expected levels or above should be included in the 2012 program and that bonuses would be paid on a periodic basis, with 50% of such bonus to be paid at the end of June with respect to performance during the first and second quarters of 2012, and 25% of such bonus to be paid at the end of each of the third and fourth quarters with respect to performance during such quarters. Thus, the only change was to shorten the performance period and payout timing; targeted aggregate incentive payments under the periodic program for all of 2012 remained the same as the annual program target payouts for all employees.

In June 2012, the Chief Executive Officer presented an assessment of each executive’s performance other than his own and made recommendations on incentive payments to the Compensation Committee. In each case, each executive’s performance was evaluated based on (i) the Company’s achievement of its business plan, with particular focus on its unrestricted cash balances throughout 2012 while maintaining stockholder value, and (ii) the particular executive’s contributions to the Company’s achievement of such business plan and other individual performance criteria deemed to be appropriate by the Compensation Committee. In reviewing the recommendations and evaluating performance of the Chief Executive Officer, the Compensation Committee considered the Company’s projections, strategic goals and operational priorities; financing markets; real estate fundamentals (including property valuations) and general economic conditions; transaction and leasing assumptions; and other specific circumstances impacting the Company. The evaluation noted achievement of key objectives, including:

•	Maintaining monthly and year-end unrestricted cash balances;

•	Completing or taking definitive steps to complete the disposition of certain assets while limiting costs and liability exposure; and

•	Leasing at core assets during 2012.

A similar process of evaluation and bonus determination was undertaken at the end of the third and fourth quarters of 2012.

The following table sets forth a summary of the total incentive bonuses earned by each of our named executive officers under the 2012 incentive program:

Name	Annual Base Salary	Target Bonus (1)	Maximum Bonus (2)	Bonus Earned ($)
David .L. Weinstein	$750,000	125%	250%	$1,875,000
Shant Koumriqian (3)	375,000	$250,000	—	—
Jeanne M. Lazar	245,000	—	—	84,999
Peggy M. Moretti	325,000	75%	150%	80,000
Christopher M. Norton	275,000	—	—	250,000
Jonathan L. Abrams (4)	300,000	75%	—	112,500
Peter K. Johnston (5)	300,000	$100,000	$200,000	—
__________

(1)
For Messrs. Weinstein and Abrams and Ms. Moretti, the percentages shown in the Target Bonus column reflect a percentage of each executive’s annual base salary, pursuant to the terms of each executive’s employment agreement. For Mr. Koumriqian, the amount shown in the Target Bonus column reflects a fixed dollar amount pursuant to the terms of his employment agreement. For Mr. Johnston, the amount shown in the Target Bonus column reflects a fixed dollar amount pursuant to the terms of his employment agreement and does not include his leasing bonus. Ms. Lazar and Mr. Norton do not have a Target Bonus specified in their respective employment agreements.

(2)
For Mr. Weinstein and Ms. Moretti, the percentages shown in the Maximum Bonus column reflect a percentage of each executive’s annual base salary, pursuant to the terms of each executive’s employment agreement. For Mr. Johnston, the amount shown in the Maximum Bonus column reflects a fixed dollar amount pursuant to the terms of his employment agreement and does not include his leasing bonus. Ms. Lazar and Messrs. Koumriqian and Norton do not have a Maximum Bonus specified in their respective employment agreements.

(3)	Mr. Koumriqian’s employment with us terminated on March 31, 2012.

(4)	Mr. Abrams’ employment with us terminated on September 11, 2012.

(5)	Mr. Johnston’s employment with us terminated on January 11, 2013.

Pursuant to his employment agreement, Mr. Johnston was eligible to receive a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment pursuant to leases for space at certain of our assets. During 2012, Mr. Johnston earned $506,370 in leasing bonuses. Mr. Johnston was also eligible to receive an incentive bonus under the incentive program described above, with a target annual bonus of $100,000 (33% of his annual base salary) and a range of $0 to $200,000 (0% to 67% of his annual base salary). Mr. Johnston did not receive any incentive bonuses for 2012 in addition to his leasing bonus.

For further detail on the actual incentive bonuses paid to our named executive officers for 2012, see the table below under the heading “—Summary Compensation Table.”

Retention Bonuses

In the fall of 2012, the Compensation Committee recognized that additional steps were necessary and appropriate to enhance the ability of the Company to retain its executives and other key employees due to continuing uncertainty in the business. After thorough consideration of the situation and in consultation with its advisers, on November 28, 2012, the Compensation Committee recommended to the board of directors, and the board adopted, a Retention Bonus Plan to provide eligible employees with certain cash retention bonus payments in connection with their continued employment with us. Pursuant to the terms and conditions of the Retention Bonus Plan, each participant will be eligible to receive payment of a retention bonus (the “Retention Bonus”) in an amount determined by the Compensation Committee and paid as follows, subject to the participant’s continued employment with us:

•	12.5% of the Retention Bonus will be paid to the participant on the last day of each calendar quarter of 2013: and

•	50% of the Retention bonus will be paid to the participant on the last day of the first calendar quarter of 2014.

The Compensation Committee may, in its sole discretion, elect to delay the payment of 25% of the final installment of the Retention Bonus (i.e., 12.5% of the total Retention Bonus) for up to two additional calendar quarters. In the event that such an election is made, the participant will be entitled to receive for each calendar quarter that such payment is delayed, an additional amount (an “Additional Retention Payment”) equal to 12.5% times the amount of the Retention Bonus, subject to the participant’s continued employment with us through the last day of the applicable calendar quarter. In the event of a termination of a participant’s employment by us without cause or by the participant for good reason (if and only if such participant has an employment agreement with the Company which provides for such right), the participant will receive payment of any unpaid portion of the Retention Bonus, plus in the event the Company has made an election to delay the payment of 25% of the final installment of the Retention Bonus, any unpaid Additional Retention Payment(s). In the event of a termination of employment for any other reason, the participant will forfeit any unpaid portion of the Retention Bonus and the Additional Retention Payment, if applicable.

The Compensation Committee determined that our named executive officers should participate in the Retention Bonus Plan but that the terms of their Retention Bonus amounts should take into consideration the cash severance payable pursuant to their employment agreements. Thus, with respect to each of Messrs. Weinstein and Norton and Ms. Moretti, 75% of any Retention Bonus paid to the executive will reduce the amounts of cash severance payable to the executive in the event of a termination of the executive’s employment without “cause” (as such term is defined in the executive’s employment agreement) or, solely with respect to Messrs. Weinstein and Norton, for “good reason” (as such terms are defined in the executive’s employment agreement). For additional information, see the heading “—Potential Payments upon Termination or Change in Control—Severance Payments and Benefits.”

On November 28, 2012, the Compensation Committee awarded Retention Bonuses to the following executive officers under the Retention Bonus Plan: Mr. Weinstein, $2,625,000; Ms. Lazar, $143,500; Ms. Moretti, $100,000; and Mr. Norton, $350,000.

Long-Term Incentive Compensation: Our Incentive Plan

The Compensation Committee recognizes that while our incentive bonus program provides awards for performance, equity participation creates a vital long-term alignment between executive officers and stockholders. Our Incentive Plan provides the Company the ability to make long-term incentive grants to executives in the form of restricted common stock, restricted stock units, stock options and/or other awards. The Incentive Plan expired on November 12, 2012, except with respect to any awards then outstanding.

Subject to the terms of our Incentive Plan, the Compensation Committee, as plan administrator, had the discretion to determine both the recipients of awards and the terms and provisions of such awards, including the applicable exercise or purchase price, expiration date, vesting schedule and terms of exercise. Our Incentive Plan included certain limitations on the maximum number of shares that could be granted or cash awards payable to any individual in any calendar year. The Compensation Committee’s discretion in granting awards under our Incentive Plan allowed it to tailor the terms of long-term incentives to our various strategic and executive talent objectives. In keeping with competitive practices, it has been our practice to make annual grants of long-term equity awards in recent years.

Our policies in effect during 2012 with respect to long-term incentive compensation are described below.

Restricted Stock Unit Awards

All equity-based awards granted to our named executive officers during 2012 were in the form of restricted stock units, with dividend equivalent rights (as described below). On June 29, 2012, the Compensation Committee granted restricted stock units with dividend equivalent rights to the following executives: Mr. Weinstein, 600,000 restricted stock units; Ms. Lazar, 16,000 restricted stock units; Ms. Moretti, 20,000 restricted stock units; and each of Messrs. Norton and Abrams, 60,000 restricted stock units. On September 11, 2012, Mr. Abrams forfeited this award upon his termination of employment with us in accordance with the terms of his separation agreement. The Compensation Committee made no other restricted stock unit grants to our named executive officers during 2012.

Each vested restricted stock unit represents the right to receive one share of our common stock. The 2012 restricted stock units vest over a period of three years, subject to the recipient’s continued employment with us, as follows: one-twelfth on September 29, 2012, December 29, 2012, March 29, 2013 and June 29, 2013; after June 29, 2013, the restricted stock units will vest on a daily pro rata basis until June 29, 2015, when the award will be fully vested. The restricted stock units are subject to accelerated vesting under certain circumstances, as described in the applicable restricted stock unit agreements. The awards of dividend equivalents are subject to the same vesting schedule that applies to the underlying restricted stock units to which they relate. All vested restricted stock units granted to date will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the last regularly scheduled vesting date, (2) the occurrence of a change in control (as defined in the applicable restricted stock unit agreements), or (3) the recipient’s separation from service.

For further information on past awards and current holdings of restricted stock units for each of our named executive officers, see the table below under the heading “—Outstanding Equity Awards at Fiscal Year‑End.”

Timing of Awards

We do not coordinate the timing of equity award grants with the release of material non-public information nor do we time the release of material non-public information for purposes of affecting the value of executive compensation.

Perquisites and Other Elements of Compensation

We also provide other benefits to our executive officers which are common competitive practice in our industry. A portion of the life insurance benefit provided to all employees may exceed statutory levels for exclusion from compensation for our named executive officers. However, we do not allocate life insurance premiums to individual persons since we have a group policy whose premiums are not actuarially determined.

In addition, pursuant to Mr. Weinstein’s employment agreement, during his employment with the Company, the Company’s group life insurance policy will provide Mr. Weinstein with eligibility for coverage (including supplemental coverage) at a benefit level equal to at least 100% of his annual base salary, and the premiums for the maximum basic coverage amount (currently $510,000) will be paid for by the Company.

In all other aspects, our executives participate in benefits plans available to all full-time employees. The 401(k) benefit plan is available to all full-time employees who have completed 30 days of service with us. Employees may contribute up to 60% of their annual compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code of 1986 as amended (the “Code”). Subject to such limitations of the Code, we provide a matching contribution in an amount equal to 50% of the employee contribution. Employees are fully vested in their voluntary contributions. Employer contributions are subject to vesting requirements. During 2012, we contributed $0.4 million to the 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Code so that contributions to the 401(k) plan, and income earned on such plan contributions, are not taxable to employees until withdrawn from the 401(k) plan. During 2012, Messrs. Weinstein, Koumriqian, Norton, Abrams and Johnston and Ms. Moretti each received matching contributions of $8,500 and Ms. Lazar received a matching contribution of $3,750 to their respective 401 ((k) plan accounts.

We also offer a medical expense reimbursement program to our executive officers that reimburses each executive for certain medical expenses incurred by the executive and his or her family members that are not covered by our insurance programs, including medical, dental and vision expenses. During 2012, all of our named executive officers, other than Ms. Lazar, received benefits under this program.

Severance and Change in Control Payments and Benefits

In order to achieve our objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe that it is vital to provide our executive officers with severance and change in control payments that are in line with those offered by our peer group companies.

To this end, we have agreed to severance payments and benefits to all of our named executive officers that protect said executives against termination by us without cause and with respect to certain executives by the executive for good reason or by death or disability. These agreements provide for some or all of the following: severance in the form of a lump sum payment; enhanced severance in connection with a change in control; continued health benefits; accelerated vesting of certain equity awards; and outplacement services as a result of a qualifying termination of employment.

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

For further information on the terms of severance and change in control payments and benefits, including actual payouts, please see the narrative description and tables below under the heading “— Potential Payments upon Termination or Change in Control.”

2012 Advisory Vote on the Compensation of Named Executive Officers

In July 2012, we provided stockholders an advisory vote to approve the compensation of our named executive officers, or the say-on-pay proposal. At our 2012 Annual Meeting of Stockholders, holders of our common stock approved the compensation of our named executive officers, with approximately 70% of the votes cast in favor of the say-on-pay proposal. In evaluating our executive compensation program, the Compensation Committee considered the results of the say-on-pay proposal and certain other factors as discussed in this Compensation Discussion and Analysis, such as Company and individual performance and competitive pay opportunities that reflect best practices. Each of these considerations factored into the Compensation Committee’s decisions regarding the compensation of our named executive officers. The Compensation Committee will continue to monitor and assess our executive compensation program and consider the outcome of our say-on-pay votes when making future compensation decisions regarding our named executive officers.

Impact of Tax and Accounting Treatment on Executive Compensation

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Code disallows a tax deduction for any publicly-held corporation for individual compensation of more than $1.0 million in any taxable year to certain executive officers of the corporation, other than compensation that is performance-based under a plan that is approved by stockholders and that meets certain other technical requirements. The Compensation Committee’s policy with respect to Section 162 (m) is to make every reasonable effort to structure compensation that is deductible to the extent permitted, while simultaneously providing our executives with appropriate and competitive rewards for their performance. In the appropriate circumstances, however, the Compensation Committee is prepared to exceed the limit on deductibility under Section 162(m) to the extent necessary to ensure our executive officers are compensated in a manner consistent with our best interests and those of our stockholders.

Parachute Payments

As described above, in 2009 the Company adopted a policy that it will not enter into any new agreements with its executive officers that include any Code Section 280G excise tax gross-up provision with respect to payments contingent upon a change in control of the Company, except in unusual circumstances. None of our named executive officers are entitled to receive an excise tax gross-up payment pursuant to the terms of their respective employment agreements.

Section 409A

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

Financial Accounting Standards Board Codification Topic 718

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) Topic 718, Compensation—Stock Compensation, we are required to account for all share-based compensation issued to our employees at fair value. For equity awards to be settled in stock, we measure the cost of employee services received in exchange for equity awards based on grant-date fair value. For equity awards to be settled in cash, we measure the cost of employee services based on the fair value of our common stock on the settlement date. We recognize such cost over the period during which an employee is required to provide services in exchange for the award. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align the accounting expense of our equity awards with our overall executive compensation philosophy and objectives.

Stock Ownership Guidelines

While we encourage stock ownership by our executive officers and directors, we do not currently have formal stock ownership requirements. In addition, we do not have a policy in place regarding the ability of our executive officers or directors to engage in hedging activities with respect to our common stock.

For more information regarding share-based compensation for members of the board of directors, see the discussion below under the heading “—Compensation of Directors.”

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION*

The Compensation Committee of the board of directors of MPG Office Trust, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and with the Compensation Committee’s independent compensation consultant and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10‑K.

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

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for services rendered in all capacities to us and our subsidiaries during 2012:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
David L. Weinstein (3) President and Chief Executive Officer	2012	750,000	—	1,848,000	—	1,875,000	10,634	4,483,634
	2011	675,000	1,465,625	1,170,000	—	759,375	16,549	4,086,549
	2010	74,422	250,000	1,404,000	500,429	—	21,000	2,249,851

Shant Koumriqian (4) Former Executive Vice President, Chief Financial Officer	2012	93,750	—	—	—	—	127,321	221,071
	2011	375,000	—	—	—	250,000	15,603	640,603
	2010	375,000	—	234,220	—	370,000	10,323	989,543

Jeanne M. Lazar (5) Chief Accounting Officer	2012	183,750	10,000	49,280	—	84,999	3,750	331,779

Peggy M. Moretti (6) Executive Vice President, Investor and Public Relations & Chief Administrative Officer	2012	325,000	—	61,600	—	80,000	13,158	479,758
	2011	325,000	—	47,560	—	100,000	16,746	489,306
	2010	325,000	—	203,150	—	250,000	10,557	788,707

Christopher M. Norton (7) Executive Vice President, General Counsel and Secretary	2012	275,000	—	184,800	—	250,000	15,223	725,023
	2011	229,167	62,877	95,121	—	137,123	10,662	534,950

Jonathan L. Abrams (8) Former Executive Vice President, General Counsel and Secretary	2012	137,500	—	184,800	—	112,500	432,932	867,732
	2011	300,000	—	147,771	—	250,000	8,500	706,271
	2010	300,000	—	155,350	—	225,000	9,027	689,377

Peter K. Johnston (9) Former Senior Vice President, Leasing	2012	300,000	—	—	—	506,370	12,060	818,430
	2011	300,000	—	—	—	690,465	8,500	998,965
	2010	300,000	—	—	—	1,021,414	25,274	1,346,688
__________

(1)	Amounts shown in Column (c) represent the base salary amount earned by the named executive officer.

(2)
Amounts shown in Column (e) represent the aggregate grant date fair value of stock awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Note 9 to Consolidated Financial Statements.”

(3)
The amount shown in Column (g) for 2012 for Mr. Weinstein represents his aggregate incentive bonus payments. The amount shown in Column (h) for 2012 represents company matching contributions made to our 401(k) plan on Mr. Weinstein’s behalf totaling $8,500 and executive medical reimbursement premiums and payments totaling $2,134.

(4)
The amount shown in Column (c) for 2012 for Mr. Koumriqian represents his annual base salary earned up to and including his date of termination. The amount shown in Column (h) for 2012 represents severance pursuant to Mr. Koumriqian’s second and amended and restated employment agreement totaling $62,500, which represents a pro-rata incentive bonus for the first quarter of 2012 (based on his 2011 target annual bonus), payout of accrued vacation totaling $43,268, reimbursement for premiums for health insurance coverage from April 1, 2012 through December 31, 2012 totaling $13,054, and company matching contributions made to our 401(k) plan on Mr. Koumriqian’s behalf totaling $8,500. Mr. Koumriqian’s employment with the Company terminated on March 31, 2012.

(5)
The amount shown in Column (d) represents a signing bonus paid to Ms. Lazar pursuant to the terms of her employment agreement. The amount shown in Column (g) represents Ms. Lazar’s aggregate incentive bonus payments. The amount shown in Column (h) represents company matching contributions made to our 401(k) plan on Ms. Lazar’s behalf totaling $3,750.

(6)
The amount shown in Column (g) for 2012 for Ms. Moretti represents her aggregate incentive bonus payments. The amount shown in Column (h) for 2012 represents company matching contributions made to our 401(k) plan on Ms. Moretti’s behalf totaling $8,500 and executive medical reimbursement premiums and payments totaling $4,658.

(7)
The amount shown in Column (g) for 2012 for Mr. Norton represents his aggregate incentive bonus payments. The amount shown in Column (h) for 2012 represents company matching contributions made to our 401(k) plan on Mr. Norton’s behalf totaling $8,500 and executive medical reimbursement premiums and payments totaling $6,723.

(8)
The amount shown in Column (c) for 2012 for Mr. Abrams represents his annual base salary earned up to and including his date of termination. The amount shown in Column (g) for 2012 represents the incentive bonus payment paid to Mr. Abrams prior to his date of termination. The amount shown in Column (h) for 2012 represents severance pursuant to Mr. Abrams’ separation agreement totaling $350,000, the payout of accrued vacation totaling $34,616, executive medical reimbursement premiums and payments totaling $9,122, company matching contributions made to our 401(k) plan on his behalf totaling $8,500, actual reimbursement for premiums for health insurance coverage from October 1, 2012 through December 31, 2012 totaling $4,894, and estimated reimbursement for premiums for health insurance coverage from January 1, 2013 through March 31, 2014 totaling $25,800. Mr. Abrams’ employment with us terminated on September 11, 2012.

(9)
The amount shown in Column (g) for 2012 for Mr. Johnston represents leasing bonuses earned. The amount shown in Column (h) for 2012 represents company matching contributions made to our 401(k) plan on Mr. Johnston’s behalf totaling $8,500 and executive medical reimbursement premiums and payments totaling $3,560. Mr. Johnston’s employment with us terminated on January 11, 2013.

Grants of Plan-Based Awards

The following tables summarize grants of plan-based awards made during 2012 to each of our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)
(a)	(b)	(c)	(d)	(e)
David L. Weinstein	1/1/2012	—	937,500	1,875,000
Shant Koumriqian	—	—	—	—
Jeanne M. Lazar	4/2/2012	—	—	—
Peggy M. Moretti	1/1/2012	—	243,750	487,500
Christopher M. Norton	1/1/2012	—	—	—
Jonathan L. Abrams (5)	1/1/2012	—	225,000	—
Peter K. Johnston (6)	1/1/2012	—	100,000	200,000
		—	506,370	—
__________

(1)
The grant date for incentive bonuses is deemed to be January 1, 2012 for Messrs. Weinstein, Norton, Abrams and Johnston and Ms. Moretti. For Ms. Lazar, the grant date for her incentive bonuses is deemed to be the effective date of her employment agreement.

(2)	None of the executives were entitled to a minimum incentive bonus based on threshold performance.

(3)
Amounts shown in Column (d) represent the executive’s target annual bonus as defined in the terms of each executive’s employment agreement. Per her employment agreement, Ms. Moretti’s target annual bonus is 75% of her annual base salary. Ms. Lazar and Mr. Norton do not have a target annual bonus. Per his employment agreement, Mr. Abrams’ target annual bonus was 75% of his annual base salary. Per his employment agreement, Mr. Johnston’s target annual bonus is $100,000 (in addition to his leasing bonus described in footnote 6 below).

(4)
Amounts shown in Column (e) represent the executive’s maximum annual bonus as defined in the terms of each executive’s employment agreement. Per his employment agreement, Mr. Weinstein’s maximum annual bonus is 250% of his annual base salary. Per her employment agreement, Ms. Moretti’s maximum annual bonus is 150% of her annual base salary. Messrs. Norton and Abrams and Ms. Lazar do not have a maximum annual bonus. Per his employment agreement, Mr. Johnston’s maximum annual bonus is $200,000.

(5)	Mr. Abrams’ employment with us terminated on September 11, 2012.

(6)
Because the target amount of his leasing bonus is not determinable, the amount shown in Column (d) for Mr. Johnston is a representative amount based on the previous fiscal year’s (2012) performance. Mr. Johnston’s employment with us terminated on January 11, 2013.

For actual awards earned by our named executive officers during 2012, see the “—Summary Compensation Table” above. For a more complete description of our 2012 incentive program, see the discussion above under the heading “—Compensation Discussion and Analysis—Annual Compensation—Incentive Bonuses.”

GRANTS OF PLAN-BASED AWARDS (continued)

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
(a)	(b)	(i)	(j)	(k)	(l)
David L. Weinstein (2)	6/29/2012	600,000	—	—	1,848,000
Shant Koumriqian	—	—	—	—	—
Jeanne M. Lazar (2)	6/29/2012	16,000	—	—	49,280
Peggy M. Moretti (2)	6/29/2012	20,000	—	—	61,600
Christopher M. Norton (2)	6/29/2012	60,000	—	—	184,800
Jonathan L. Abrams (2), (3)	6/29/2012	60,000	—	—	184,800
Peter K. Johnston (4)	—	—	—	—	—
__________

(1)
The amounts shown in Column (l) represent the grant date fair value of the awards computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Note 9 to Consolidated Financial Statements.”

(2)
The restricted stock units are scheduled to vest over a period of three years, with one-twelfth (1/12) vesting on each of September 29, 2012, December 29, 2012, March 29, 2013 and June 29, 2013, and the remaining 50% vesting pro rata on a daily basis until June 29, 2015, subject to the executive’s continued employment with us.

(3)
On September 11, 2012, Mr. Abrams forfeited the 60,000 restricted stock units granted to him on June 29, 2012 upon his termination of employment with us in accordance with the terms of his separation agreement.

(4)	Mr. Johnston’s employment with us terminated on January 11, 2013.

Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables

Employment Agreements

As described above, our practice is to set forth the material terms of each executive officer’s compensation package in negotiated employment agreements. The following discussion summarizes the terms of employment agreements that we were a party to with each of our named executive officers during 2012.

Mr. Weinstein—

Employment Agreement with Mr. Weinstein—

On December 15, 2011, we entered into an amended and restated employment agreement with Mr. Weinstein, which provides for Mr. Weinstein to serve as our President and Chief Executive Officer.

Mr. Weinstein’s amended and restated employment agreement had a term commencing on November 21, 2010 and ending on December 31, 2014. As discussed below, Mr. Weinstein’s employment agreement has been amended to provide that his employment with us is “at-will” and is not for a specified period of time, subject to our obligations under the employment agreement in the event of a termination of his employment.

The amended and restated employment agreement provides that Mr. Weinstein’s annual base salary is $750,000 (subject to increase in accordance with the Company’s normal executive compensation practices).

Mr. Weinstein is eligible for cash performance bonuses under our incentive program, based on the satisfaction of performance goals established by the Compensation Committee in accordance with the terms of such plan. Mr. Weinstein’s amended and restated employment agreement provides for a target annual bonus equal to 125% and a maximum annual bonus equal to 250% of his annual base salary.

The amended and restated employment agreement for Mr. Weinstein provides for certain severance payments and benefits in the event that his employment is terminated by us without cause, by Mr. Weinstein for good reason, by death or disability, or in connection with a change in control.

A detailed discussion of severance payments and benefits under Mr. Weinstein’s amended and restated employment agreement is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Amendments to Employment Agreement with Mr. Weinstein—

Effective June 29, 2012 and November 28, 2012, we entered into first and second amendments, respectively, to the amended and restated employment agreement with Mr. Weinstein to modify certain severance provisions in the agreement, as discussed below under the heading “—Potential Payments upon Termination or Change in Control.”

In addition, pursuant to the second amendment to Mr. Weinstein’s amended and restated employment agreement, Mr. Weinstein’s employment with us is “at-will” and is not for a specified period of time, subject to our obligations under the employment agreement in the event of a termination of his employment.

A detailed discussion of severance payments and benefits under Mr. Weinstein’s amended and restated employment agreement, as amended, is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Mses. Lazar and Moretti and Mr. Norton

As more fully discussed below, we have previously entered into employment agreements with each of Mses. Lazar and Moretti and Mr. Norton.

The current annual base salary for each of these named executive officers pursuant to their employment agreements are: $245,000 for Ms. Lazar; $325,000 for Ms. Moretti; and $275,000 for Mr. Norton (in each case, subject to potential future increase in accordance with our normal executive compensation practices).

Ms. Moretti’s employment agreement provides for a target annual bonus equal to 75% and a maximum annual bonus equal to 150% of her annual base salary. Ms. Lazar and Mr. Norton do not have a target annual bonus or a maximum annual bonus specified in their respective employment agreements.

The employment agreements with each of Mses. Lazar and Moretti and Mr. Norton provide for certain severance payments and benefits in the event that the executive’s employment is terminated by us without cause and solely with respect to Mr. Norton, by him for good reason, and solely with respect to Ms. Moretti, by her death or disability.

A detailed discussion of severance payments and benefits under the employment agreements with Mses. Lazar and Moretti and Mr. Norton is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Amendment to Employment Agreement with Ms. Lazar—

Effective April 2, 2012, we entered into an employment agreement with Ms. Lazar, which provides for Ms. Lazar to serve as our Chief Accounting Officer. Ms. Lazar’s employment agreement had a term commencing on April 2, 2012 and ending on September 30, 2013, and provided for employment with us “at-will” thereafter.

On November 28, 2012, we entered into a first amendment to the employment agreement with Ms. Lazar to extend the term of her employment for an additional three months to December 31, 2013. Following the expiration of such term, Ms. Lazar’s employment with us will automatically become “at‑will” and not for a specified period of time.

Amendment to Employment Agreement with Ms. Moretti—

Effective January 1, 2010, we entered into an amended and restated employment agreement with Ms. Moretti, which provides for Ms. Moretti to serve as our Executive Vice President, Investor and Public Relations & Chief Administrative Officer.

Ms. Moretti’s amended and restated employment agreement had a term commencing on January 1, 2010 and ending on December 31, 2014, subject to automatic one‑year extensions thereafter, unless either party provided advance notice of non-renewal.

Effective June 29, 2012 and November 28, 2012, we entered into first and second amendments, respectively, to the amended and restated employment agreement with Ms. Moretti to modify certain severance provisions in the agreement, as discussed below under the heading “—Potential Payments upon Termination or Change in Control.”

In addition, pursuant to the second amendment to Ms. Moretti’s amended and restated employment agreement, the term of her employment with us was extended for 12 months to December 31, 2015, subject to automatic one-year extensions thereafter, unless either party provides advance notice of non-renewal.

A detailed discussion of severance payments and benefits under Ms. Moretti’s amended and restated employment agreement, as amended, is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Amendment and Restatement of Employment Agreement with Mr. Norton—

2011 Employment Agreement with Mr. Norton—

Effective as of March 1, 2011, we entered into an employment agreement with Mr. Norton, which provided for Mr. Norton to serve as our Senior Vice President, Transactions.

Under Mr. Norton’s 2011 employment agreement, the term of his employment commenced on March 1, 2011 and was scheduled to expire on February 29, 2012, subject to an automatic one-year extension until February 28, 2013, unless either party provided advance notice of non-renewal.

Mr. Norton’s 2011 employment agreement provided for certain severance payments and benefits in the event of (i) a termination of his employment by us without cause (as defined in the employment agreement) prior to February 29, 2012, or (ii) if a change in control occurred and his employment was terminated by us without cause on or after the date of such change in control and prior to February 29, 2012, or prior to February 28, 2013 in the event that his employment agreement was extended.

Amended and Restated Employment Agreement with Mr. Norton—

Effective February 14, 2012, we entered into an amended and restated employment agreement with Mr. Norton, which superseded his original 2011 employment agreement with us.

Mr. Norton’s amended and restated employment agreement had a term commencing on February 14, 2012 and ending on December 31, 2014, subject to automatic renewals for successive one‑year periods unless either party provided notice of its intention not to renew the agreement not less than 60 days prior to the expiration of the then-current term.

Mr. Norton’s amended and restated employment agreement provided for certain severance payments and benefits if his employment was terminated by us without cause (as defined in the amended and restated employment agreement).

First Amendment to Amended and Restated Employment Agreement with Mr. Norton—

Effective June 29, 2012, we entered into a first amendment to the amended and restated employment agreement with Mr. Norton to modify certain severance provisions in the agreement, as discussed below under the heading “—Potential Payments upon Termination or Change in Control.”

Second Amended and Restated Employment Agreement with Mr. Norton—

Effective November 28, 2012, we entered into a second amended and restated employment agreement with Mr. Norton. Pursuant to his second amended and restated employment agreement, Mr. Norton’s employment with us is “at-will” and is not for a specified period of time, subject to our obligations under the employment agreement in the event of a termination of his employment.

A detailed discussion of severance payments and benefits under Mr. Norton’s second amended and restated employment agreement is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Former Named Executive Officers

Mr. Koumriqian—

Effective as of October 11, 2011, we entered into a second amended and restated employment agreement with Mr. Koumriqian, which provided for Mr. Koumriqian to serve as our Executive Vice President, Chief Financial Officer.

The second amended and restated employment agreement provided that Mr. Koumriqian would remain Executive Vice President, Chief Financial Officer (or at our option, Executive Vice President) until the automatic termination of his employment as described below. Mr. Koumriqian’s employment with us automatically terminated on March 31, 2012 in accordance with the terms of the employment agreement.

Mr. Koumriqian’s second amended and restated employment agreement provided for an annual base salary of $375,000 per year and a target annual bonus of $250,000.

Pursuant to the second amended and restated employment agreement, Mr. Koumriqian was not eligible to receive any future equity-based or long-term incentive awards from us and his outstanding stock options, restricted common stock and restricted stock units continued to vest per the terms of the applicable award agreements until March 31, 2012. All unvested awards were forfeited upon the termination of Mr. Koumriqian’s employment on March 31, 2012.

As Mr. Koumriqian remained employed with us through March 31, 2012, following his execution of a general release of claims Mr. Koumriqian was paid a pro-rated annual bonus of $62,500, representing a pro rata bonus for the first quarter of 2012 (based on his target annual bonus) and was reimbursed for premiums for health insurance coverage from April 1, 2012 through December 31, 2012.

Mr. Abrams—

Employment Agreement with Mr. Abrams—

Effective as of December 31, 2008, we entered into an amended and restated employment agreement with Mr. Abrams, which provided for Mr. Abrams to serve as our Senior Vice President, General Counsel and Secretary.

As in effect immediately prior to Mr. Abrams’ termination of employment with us, Mr. Abrams’ amended and restated employment agreement, as amended, provided for an annual base salary of $300,000 per year and a target annual bonus of 75% of his annual base salary.

Amendments to Employment Agreement with Mr. Abrams—

Effective February 14, 2012, we entered into a first amendment to the amended and restated employment agreement with Mr. Abrams. The effect of the first amendment was to:

•	Reflect the change in Mr. Abrams’ title to Executive Vice President from Senior Vice President, which occurred previously on December 19, 2011;

•
Provide that Mr. Abrams’ employment with us would be for a fixed term, ending on December 31, 2014, subject to automatic renewals for successive one-year periods unless either party provided notice of its intention not to renew the employment agreement not less than 60 days prior to the expiration of the then-current term;

•	Reflect Mr. Abrams’ annual base salary of $300,000, which was previously established by us as of July 1, 2009; and

•	Modify certain severance provisions in Mr. Abrams’ prior employment agreement, as discussed below under the heading “—Potential Payments upon Termination or Change in Control.”

Effective June 29, 2012, we entered into a second amendment to the amended and restated employment agreement with Mr. Abrams to modify the severance provisions in the agreement by providing that the pro-rated annual bonus portion of the severance payable would be reduced by any semi‑annual or quarterly incentive bonus payments made during the fiscal year in which the termination date occurs.

Separation Agreement with Mr. Abrams—

On September 11, 2012, we entered into a separation agreement with Mr. Abrams. Pursuant to the separation agreement, Mr. Abrams resigned as an employee and officer of the Company effective September 11, 2012. Subject to his execution and non-revocation of a general release of claims, Mr. Abrams was paid a lump-sum cash payment of $350,000 and will be reimbursed for premiums for group health insurance coverage for up to 18 months from September 11, 2012, unless he becomes re‑employed with another employer and is eligible to receive group health insurance coverage under another employer’s plans during that period. In addition, Mr. Abrams’ restricted stock units that were unvested as of September 11, 2012 were forfeited.

Mr. Johnston—

Employment Agreement with Mr. Johnston—

Effective as of December 31, 2008, we entered into an amended and restated employment agreement with Mr. Johnston, which provided for Mr. Johnston to serve as our Senior Vice President, Leasing.

The amended and restated employment agreement with Mr. Johnston provided that his employment with us was “at-will” and could be terminated by either Mr. Johnston or us upon at least 30 days advance written notice, subject to certain severance obligations in the event that his employment was terminated by us without cause.

Pursuant to Mr. Johnston’s amended and restated employment agreement, Mr. Johnston’s annual base salary was $300,000. Mr. Johnston’s amended and restated employment agreement provided for a target annual bonus of $100,000 and a maximum annual bonus of $200,000, in addition to a quarterly leasing bonus equal to $0.75 per square foot of rentable area leased during the term of his employment (subject to annual adjustment) pursuant to leases for space in certain of our properties.

A detailed discussion of severance payments and benefits for Mr. Johnston is set forth below under the heading “—Potential Payments upon Termination or Change in Control.”

Separation Agreement with Mr. Johnston—

On January 11, 2013, we entered into a separation agreement with Mr. Johnston. Pursuant to the separation agreement, Mr. Johnston resigned as an employee and officer of the Company effective January 11, 2013. Subject to his execution and non-revocation of a general release of claims, Mr. Johnston is entitled to a lump-sum cash payment of $550,000 and certain contingent leasing commissions in the event that certain leases specified in the agreement are fully executed on or prior to May 31, 2013. In January 2013, Mr. Johnston executed a general release of claims and was paid the $550,000 due him pursuant to his separation agreement.

All Named Executive Officers—

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

The employment agreements for all named executive officers contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that apply during the term of the employment agreements and for a one-year period thereafter in the case of Messrs. Norton, Abrams and Johnston and Ms. Lazar, and a two-year period thereafter in the case of Messrs. Weinstein and Koumriqian and Ms. Moretti.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2012 for each of our named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
David L. Weinstein (1)	400,000	—	—	2.40	11/21/2017
	7,500	—	—	11.26	8/6/2018
	5,000	—	—	6.00	10/2/2018
	45,000	—	—	0.58	7/23/2019
	30,000	15,000	—	2.93	6/30/2020
Shant Koumriqian	—	—	—	—	—
Jeanne M. Lazar	—	—	—	—	—
Peggy M. Moretti (2)	60,000	—	—	0.58	7/23/2019
Christopher M. Norton	—	—	—	—	—
Jonathan L. Abrams	—	—	—	—	—
Peter K. Johnston	—	—	—	—	—
__________

(1)
Nonqualified stock options totaling 400,000 shown in Column (b) were granted to Mr. Weinstein on November 21, 2010 related to his services as an employee of the Company and these options vested with respect to one-half of the shares subject thereto on each of November 21, 2011 and 2012. The remaining nonqualified stock options shown in Columns (b) and (c) were granted to Mr. Weinstein in connection with his services as an independent director of the Company prior to his appointment as President and Chief Executive Officer. Mr. Weinstein was granted 7,500 nonqualified stock options on August 6, 2008 and these options vested with respect to one-third of the shares subject thereto on each of August 6, 2009, 2010 and 2011. Mr. Weinstein was granted 5,000 nonqualified stock options on October 2, 2008 and these options vested with respect to one-third of the shares subject thereto on each of October 2, 2009, 2010 and 2011. Mr. Weinstein was granted 45,000 nonqualified stock options on July 23, 2009 and these options vested with respect to one-third of the shares subject thereto on each of July 23, 2010, 2011 and 2012. Mr. Weinstein was granted 45,000 nonqualified stock options on June 30, 2010 and these options vested with respect to one-third of the shares subject thereto on each of June 30, 2011 and 2012, and are scheduled to vest with respect to the remaining one-third of the shares subject thereto on June 30, 2013.

(2)
The nonqualified stock options shown in Column (b) were granted to Ms. Moretti on July 23, 2009. These stock options vested with respect to one-third of the shares subject thereto on each of July 23, 2010, 2011 and 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(g)	(h)	(i)	(j)
David L. Weinstein (2)	790,137	2,433,622	—	—
Shant Koumriqian	—	—	—	—
Jeanne M. Lazar (3)	13,334	41,069	—	—
Peggy M. Moretti (4)	66,906	206,070	—	—
Christopher M. Norton (5)	73,588	226,651	—	—
Jonathan L. Abrams	—	—	—	—
Peter K. Johnston	—	—	—	—
__________

(1)
Amounts shown in Column (h) represent the number of restricted stock units outstanding shown in Column (g) multiplied by $3.08, the closing market price of our common stock on the NYSE on December 31, 2012. All restricted stock units granted to date, to the extent vested, will be distributed in shares of our common stock or, at our option, paid in cash upon the earliest to occur of (1) the last vesting date specified in the grant, (2) the occurrence of a change in control (as defined in the restricted stock unit agreements), or (3) the recipient’s separation from service.

(2)
Amount shown in Column (g) represents 790,137 restricted stock units awarded to Mr. Weinstein pursuant to two separate award agreements. Under the terms of his December 19, 2011 restricted stock unit agreement, 290,137 restricted stock units are scheduled to vest on a daily pro rata basis through December 19, 2013. The remaining 500,000 restricted stock units were granted under the terms of his June 29, 2012 restricted stock unit agreement, and are scheduled to vest over a period of three years, with 50,000 restricted stock units vesting on each of March 29, 2013 and June 29, 2013 and the remaining 400,000 units vesting on a daily pro rata basis through June 29, 2015, subject to his continued employment with us.

(3)
Amount shown in Column (g) represents 13,334 restricted stock units awarded to Ms. Lazar pursuant to the terms of her June 29, 2012 restricted stock unit agreement, and are scheduled to vest over a period of three years, with 1,333 restricted stock units vesting on each of March 29, 2013 and June 29, 2013 and the remaining 10,668 restricted stock units vesting on a daily pro rata basis through June 29, 2015, subject to her continued employment with us.

(4)
Amount shown in Column (g) represents 66,906 restricted stock units awarded to Ms. Moretti pursuant to four separate award agreements. Under the terms of her October 2, 2008 restricted stock unit agreement, 11,898 restricted stock units are scheduled to vest on a daily pro rata basis through October 2, 2013. Under the terms of her December 9, 2010 restricted stock unit agreement, 26,548 restricted stock units are scheduled to vest on a daily pro rata basis through December 9, 2013. Under the terms of her December 19, 2011 restricted stock unit agreement, 11,794 restricted stock units are scheduled to vest on a daily pro rata basis through December 19, 2013. The remaining 16,666 restricted stock units were granted under the terms of her June 29, 2012 restricted stock unit agreement, and are scheduled to vest over a period of three years, with 1,667 restricted stock units vesting on each of March 29, 2013 and June 29, 2013 and the remaining 13,332 units vesting on a daily pro rata basis through June 29, 2015, subject to her continued employment with us.

(5)
Amount shown in Column (g) represents 73,588 restricted stock units awarded to Mr. Norton pursuant to two separate award agreements. Under the terms of his December 19, 2011 restricted stock unit agreement, 23,588 restricted stock units are scheduled to vest on a daily pro rata basis through December 19, 2013. The remaining 50,000 restricted stock units are scheduled to vest over a period of three years, with 10,000 restricted stock units vesting on each of March 29, 2013 and June 29, 2013 and the remaining 40,000 units vesting on a daily pro rata basis through June 29, 2015, subject to his continued employment with us.

Option Exercises and Stock Vested

The following table summarizes option exercises and vesting of stock awards during 2012 for each of our named executive officers:

OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
David L. Weinstein (1)	—	—	409,863	1,200,129
Shant Koumriqian (2)	62,533	83,169	13,779	33,017
Jeanne M. Lazar (3)	—	—	2,666	8,505
Peggy M. Moretti (4)	—	—	60,234	162,248
Christopher M. Norton (5)	—	—	35,192	103,536
Jonathan L. Abrams (6)	40,000	123,200	21,286	51,003
Peter K. Johnston	—	—	—	—
__________

(1)
Amount shown in Column (d) for Mr. Weinstein represents (i) 300,000 restricted stock units that vested on December 19, 2012 pursuant to his December 19, 2011 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $2.84 per share, (ii) 9,863 restricted stock units that vested on a daily pro rata basis pursuant to his December 19, 2011 restricted stock unit agreement, (iii) 50,000 restricted stock units that vested on September 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $3.35 per share, and (iv) 50,000 restricted stock units that vested on December 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $3.03 per share. The amount shown in Column (e) represents the number of units that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(2)
Amount shown in Column (c) for Mr. Koumriqian represents the value realized on the exercise of a stock option to acquire 62,533 shares of our common stock on May 9, 2012, calculated by multiplying 62,533 shares by the value received from such exercise, calculated as the closing market price of our common stock on the NYSE on the date of exercise of $1.91, less the exercise price of $0.58 per share. The amount shown in Column (d) represents (i) 3,070 restricted stock units that vested on a daily pro rata basis pursuant to Mr. Koumriqian’s October 2, 2008 restricted stock unit agreement, (ii) 2,564 restricted stock units that vested on a daily pro rata basis pursuant to his March 12, 2009 restricted stock unit agreement, and (iii) 8,145 restricted stock units that vested on a daily pro rata basis pursuant to his December 9, 2010 restricted stock unit agreement. The amount shown in Column (e) represents the number of units that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(3)
Amount shown in Column (d) for Ms. Lazar represents (i) 1,333 restricted stock units that vested on September 29, 2012 pursuant to her June 29, 2012 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $3.35 per share, and (ii) 1,333 restricted stock units that vested on December 29, 2012 pursuant to her June 29, 2012 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $3.03 per share. The amount shown in Column (e) represents the number of units that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(4)
The amount shown in Column (d) for Ms. Moretti represents (i) 15,893 restricted stock units that vested on a daily pro rata basis pursuant to her October 2, 2008 restricted stock unit agreement, (ii) 28,411 restricted stock units that vested on a daily pro rata basis pursuant to her December 9, 2010 restricted stock unit agreement, (iii) 12,195 restricted stock units that vested on December 19, 2012 pursuant to her December 19, 2011 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $2.84 per share, (iv) 401 restricted stock units that vested on a daily pro rata basis pursuant to her December 19, 2011 restricted stock unit agreement, (v) 1,667 restricted stock units that vested on September 29, 2012 pursuant to her June 29, 2012 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $3.35 per share, and (vi) 1,667 restricted stock units that vested on December 29, 2012 pursuant to her June 29, 2012 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $3.03 per share. The amount shown in Column (e) represents the number of units that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(5)
Amount shown in Column (d) for Mr. Norton represents (i) 24,390 restricted stock units that vested on December 19, 2012 pursuant to his December 19, 2011 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $2.84 per share, (ii) 802 restricted stock units that vested on a daily pro rata basis pursuant to his December 19, 2011 restricted stock unit agreement, (iii) 5,000 restricted stock units that vested on September 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, when the closing market price of our common stock on the

NYSE was $3.35 per share, and (iv) 5,000 restricted stock units that vested on December 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, when the closing market price of our common stock on the NYSE was $3.03 per share. The amount shown in Column (e) represents the number of units that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

(6)
Amount shown in Column (c) for Mr. Abrams represents the value realized on the exercise of a stock option to acquire 40,000 shares of our common stock on September 17, 2012, calculated by multiplying 40,000 shares by the value received from such exercise, calculated as the closing market price of our common stock on the NYSE on the date of exercise of $3.66, less the exercise price of $0.58 per share. The amount shown in Column (d) represents (i) 6,209 restricted stock units that vested on a daily pro rata basis pursuant to Mr. Abrams’ October 2, 2008 restricted stock unit agreement, and (ii) 15,077 restricted stock units that vested on a daily pro rata basis pursuant to his December 9, 2010 restricted stock unit agreement. The amount shown in Column (e) represents the number of units that vested multiplied by the closing market price of our common stock on the NYSE on the applicable vesting date.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table summarizes the deferred compensation benefits accrued by each of our named executive officers during 2012:

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2012 ($)	Registrant Contributions in 2012 ($)	Aggregate Earnings in 2012 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2012 ($)
(a)	(b)	(c)	(d)	(e)	(f)
David L. Weinstein (1)	—	1,200,129	62,249	—	1,262,378
Shant Koumriqian (2)	—	33,017	42,482	(282,023)	—
Jeanne M. Lazar (3)	—	8,505	(294)	—	8,211
Peggy M. Moretti (4)	—	162,248	112,110	—	436,541
Christopher M. Norton (5)	—	103,536	4,855	—	108,391
Jonathan L. Abrams (6)	—	51,003	82,929	(62,043)	175,246
Peter K. Johnston	—	—	—	—	—
__________

(1)
Amount shown in Column (c) for Mr. Weinstein represents the fair market value of (i) 300,000 shares of common stock underlying restricted stock units that vested on December 19, 2012 pursuant to his December 19, 2011 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $2.84 per share, (ii) 9,863 shares of common stock underlying restricted stock units that vested on a daily pro rata basis pursuant to his December 19, 2011 restricted stock unit agreement, (iii) 50,000 shares of common stock underlying restricted stock units that vested on September 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $3.35 per share, and (iv) 50,000 shares of common stock underlying restricted stock units that vested on December 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $3.03 per share. The amount in Column (d) represents the sum of the increase in value of (i) 300,000 shares of common stock underlying restricted stock units that vested on December 19, 2012 pursuant to his December 19, 2011 restricted stock unit agreement, (ii) 9,863 shares of common stock underlying restricted stock units that vested on a daily pro rata basis pursuant to his December 19, 2011 restricted stock unit agreement, (iii) 50,000 shares of common stock underlying restricted stock units that vested on September 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, and (iv) 50,000 shares of common stock underlying restricted stock units that vested on December 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement. The amount in Column (f) represents the year-end value of 409,863 shares of common stock underlying the restricted stock units that were vested as of December 31, 2012 (comprised of 309,863 units with respect to the grant dated December 19, 2011 and 100,000 units with respect to the grant dated June 29, 2012). The aggregate balance shown is based on the closing market price of our common stock on the NYSE on December 31, 2012 of $3.08. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grants of restricted stock units dated December 19, 2011 and June 29, 2012 were reported as compensation for Mr. Weinstein in the “Stock Awards” column of the Summary Compensation Table for 2011 and 2012, respectively, based on the fair value of the award computed in accordance with FASB Codification Topic 718.

(2)
The amount in Column (c) for Mr. Koumriqian represents the fair market value of 13,779 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2012 through Mr. Koumriqian’s termination date of March 31, 2012 (from three separate grants dated October 2, 2008, March 12, 2009 and December 9, 2010), based on the closing market price of our common stock on the NYSE on each applicable vesting date. The amount in Column (d) represents the sum of the increase in value of 13,779 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date in 2012 through

Mr. Koumriqian’s termination date and 103,781 shares of common stock underlying the restricted stock units that were vested as of December 31, 2011. The amount in Column (e) represents the value of (i) 44,207 restricted stock units that were canceled to satisfy tax obligations from the vesting of his restricted stock units and (ii) 73,353 restricted stock units that were issued to Mr. Koumriqian in the form of shares of our common stock on October 1, 2012.

(3)
Amount shown in Column (c) for Ms. Lazar represents (i) 1,333 shares of common stock underlying restricted stock units that vested on September 29, 2012 pursuant to her June 29, 2012 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $3.35 per share, and (ii) 1,333 shares of common stock underlying restricted stock units that vested on December 29, 2012 pursuant to her June 29, 2012 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $3.03 per share. The amount in Column (d) represents the sum of the increase in value of (i) 1,333 shares of common stock underlying restricted stock units that vested on September 29, 2012 and 1,333 shares of common stock underlying restricted stock units that vested on December 29, 2012 with respect to the grant dated June 29, 2012. The amount in Column (f) represents the year-end value of 2,666 shares of common stock underlying the restricted stock units that were vested as of December 31, 2012 (comprised of 2,666 units with respect to the grant dated June 29, 2012). The aggregate balance shown is based on the closing market price of our common stock on the NYSE on December 31, 2012 of $3.08. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grant of restricted stock units dated June 29, 2012 was reported as compensation for Ms. Lazar in the “Stock Awards” column of the Summary Compensation Table for 2012 based on the fair value of the award computed in accordance with FASB Codification Topic 718.

(4)
The amount in Column (c) for Ms. Moretti represents the fair market value of (i) 15,893 shares of common stock underlying restricted stock units that vested on a daily pro rata basis pursuant to her October 2, 2008 restricted stock unit agreement, (ii) 28,411 shares of common stock underlying restricted stock units that vested on a daily pro rata basis pursuant to her December 9, 2010 restricted stock unit agreement, (iii) 12,195 shares of common stock underlying restricted stock units that vested on December 19, 2012 pursuant to her December 19, 2011 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $2.84 per share, (iv) 401 shares of common stock underlying restricted stock units that vested on a daily pro rata basis pursuant to her December 19, 2011 restricted stock unit agreement, (v) 1,667 shares of common stock underlying restricted stock units that vested on September 29, 2012 pursuant to her June 29, 2012 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $3.35 per share, and (vi) 1,667 shares of common stock underlying restricted stock units that vested on December 29, 2012 pursuant to her June 29, 2012 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $3.03 per share. The amount in Column (d) represents the sum of the increase in value of (i) 15,893 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date from January 1, 2012 through December 31, 2012, and 51,458 shares of common stock underlying the restricted stock units that were vested as of December 31, 2011, as determined from January 1, 2012 through December 31, 2012 with respect to the grant dated October 2, 2008, (ii) 28,411 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date from January 1, 2012 through December 31, 2012, and 30,041 shares of common stock underlying the restricted stock units that were vested as of December 31, 2011, as determined from January 1, 2012 through December 31, 2012 with respect to the grant dated December 9, 2010, (iii) 12,195 shares of common stock underlying restricted stock units that vested on December 19, 2012 and 401 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date from December 20, 2012 through December 31, 2012 with respect to the grant dated December 19, 2012, and (iv) 1,667 shares of common stock underlying restricted stock units that vested on September 29, 2012 and 1,667 shares of common stock underlying restricted stock units that vested on December 29, 2012 with respect to the grant dated June 29, 2012. The amount in Column (f) represents the year-end value of 141,733 shares of common stock underlying the restricted stock units that were vested as of December 31, 2012 (comprised of 67,351 units with respect to the grant dated October 2, 2008, 58,452 units with respect to the grant dated December 9, 2010, 12,596 units with respect to the grant dated December 19, 2011, and 3,334 units with respect to the grant dated June 29, 2012). The aggregate balance shown is based on the closing market price of our common stock on the NYSE on December 31, 2012 of $3.08. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grants of restricted stock units dated December 9, 2010, December 19, 2011 and June 29, 2012 are reported as compensation for Ms. Moretti in the “Stock Awards” column of the Summary Compensation Table for 2010, 2011 and 2012, respectively, based on the fair value of the award computed in accordance with FASB Codification Topic 718.

(5)
The amount in Column (c) for Mr. Norton represents the fair market value of (i) 24,390 shares of common stock underlying restricted stock units that vested on December 19, 2012 pursuant to his December 19, 2011 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $2.84 per share, (ii) 802 shares of common stock underlying restricted stock units that vested on a daily pro rata basis pursuant to his December 19, 2011 restricted stock unit agreement, (iii) 5,000 shares of common stock underlying restricted stock units that vested on September 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $3.35 per share, and (iv) 5,000 shares of common stock underlying restricted stock units that vested on December 29, 2012 pursuant to his June 29, 2012 restricted stock unit agreement, based on the closing market price of our common stock on the NYSE of $3.03 per share. The amount in Column (d) represents the sum of the increase in value of (i) 24,390 shares of common stock underlying restricted stock units that vested on December 19, 2012 and 802 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date from December 20, 2012 through December 31, 2012 with respect to the grant dated December 19, 2012, and (ii) 5,000 shares of common stock underlying restricted stock units that vested on September 29, 2012 and 5,000 shares of common stock underlying restricted stock units that vested on December 29, 2012 with respect to the grant dated June 29, 2012. The amount in Column (f) represents the year-end value of 35,192 shares of common stock underlying the restricted stock units that were vested as of December 31, 2012 (comprised of 25,192 units with respect to the grant dated December 19, 2011, and 10,000 units with respect to the grant dated June 29, 2012). The aggregate balance shown is based on the closing market price of our common stock on the NYSE on December 31, 2012 of $3.08. This amount does not represent above-market earnings, and thus is not reported in the Summary Compensation Table. The grants of restricted stock units dated December 19, 2011 and June 29, 2012 are reported as compensation for Mr. Norton in the “Stock Awards” column of the Summary Compensation Table for 2011 and 2012, respectively, based on the fair value of the award computed in accordance with FASB Codification Topic 718.

(6)
The amount in Column (c) for Mr. Abrams represents the fair market value of 21,286 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from January 1, 2012 through Mr. Abrams’ termination date of September 11, 2012 (from two separate grants dated October 2, 2008 and December 9, 2010), based on the closing market price of our common stock on the NYSE on each applicable vesting date. The amount in Column (d) represents the sum of the increase in value of 21,286 shares of common stock underlying restricted stock units that vested on a daily pro rata basis from each applicable vesting date in 2012 through Mr. Abrams’ termination date and 51,938 shares of common stock underlying the restricted stock units that were vested as of December 31, 2011. The amount in Column (e) represents the value of (i) 16,327 restricted stock units that were canceled to satisfy tax obligations from the vesting of his restricted stock units and (ii) 56,898 restricted stock units that were issued to Mr. Abrams in the form of shares of our common stock on March 11, 2013.

Outstanding grants of restricted stock units are scheduled to vest over a period of two or three years. In the case of vesting over a two-year period, 50% of shares underlying the restricted stock units will vest on the first anniversary of the grant date, with the remaining 50% vesting pro rata on a daily basis over the remaining year, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying restricted stock agreement. In the case of vesting over a three-year period, 33% of the shares underlying the restricted stock units will vest on the first anniversary of the grant date, with the remaining 67% vesting pro rata on a daily basis over the remaining two years, subject to the recipient’s continued employment with us, pursuant to the terms of the underlying restricted stock unit agreement. Specifically, with respect to the restricted stock unit award granted on June 29, 2012, one‑twelfth of the award will vest three months, six months, nine months and twelve months from the grant date, with the remaining vesting on a daily pro rata basis after the first anniversary of the grant date. Restricted stock units are subject to full or partial accelerated vesting under certain circumstances, as described in the underlying restricted stock unit agreement. All vested restricted stock units will be distributed in shares of our common stock, or, at our option, paid in cash, upon the earliest to occur of (i) the last regularly scheduled vesting date; (ii) the occurrence of a change in control (as defined in the restricted stock unit agreement); or (iii) the recipient’s separation from service.

Potential Payments upon Termination or Change in Control

Each of our named executive officers has an employment agreement providing for his or her position, pay and benefits. These employment agreements contain provisions for severance payments and benefits to be paid in the event of certain terminations of employment. Additionally, some of our employee compensation plans contain provisions that apply in the event of a change in control, and our named executive officers would benefit from these provisions.

Severance Payments and Benefits

Mr. Weinstein—

Employment Agreement with Mr. Weinstein—

Pursuant to Mr. Weinstein’s amended and restated employment agreement and subject to the first and second amendments thereto (as described below), in the event that Mr. Weinstein is terminated by us without cause or if he terminates his employment for good reason (as described below), he will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

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

•	A lump-sum cash payment equal to a pro-rated annual bonus for the year in which the termination occurs;

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

The amended and restated employment agreement provides that, if Mr. Weinstein’s employment is terminated by the Company without cause or by him for good reason within two years after a change in control, and subject to his execution and non-revocation of a general release of claims, he will receive the above benefits and payments as though his employment was terminated without cause or for good reason, except that in lieu of the pro-rated annual bonus, Mr. Weinstein will receive an amount equal to his maximum annual bonus (250% of his then-current annual base salary) pro-rated for the number of days elapsed through the date of termination divided by 365. Additionally, to the extent not previously vested and exercisable as of the date of a change in control, any outstanding equity-based awards (including stock options, restricted common stock, restricted stock units, phantom equity or other equity-based awards), other than equity‑based awards subject to performance vesting, shall immediately vest and become exercisable in full upon a change in control.

If Mr. Weinstein’s employment had been terminated prior to November 28, 2012 by reason of expiration of the employment period under his amended and restated employment agreement, and subject to his execution and non-revocation of a general release of claims, he would have received payment of any unpaid prior-year bonus and a pro-rated annual bonus.

The amended and restated employment agreement also provides that Mr. Weinstein or his estate will be entitled to certain severance benefits in the event of his death or disability, including (i) any prior‑year bonus, to the extent not previously paid, (ii) 100% of his annual base salary, as in effect on the date of termination, (iii) 100% of his target annual bonus amount, as in effect on the date of termination, (iv) a pro-rated annual bonus, (v) to the extent not previously vested and exercisable as of the date of termination, any outstanding equity-based awards (including stock options, restricted common stock, restricted stock units, phantom equity or other equity-based awards), other than equity-based awards subject to performance vesting, shall immediately vest and become exercisable in full, and (vi) certain health insurance benefits at the Company’s expense for up to 18 months. In addition, Mr. Weinstein will be entitled to certain benefits pursuant to the Company’s group life insurance policy.

Any Company stock, options and other equity awards that were granted to Mr. Weinstein prior to November 21, 2010 in connection with his service as a member of our board of directors will immediately vest and become exercisable in full in the event that (i) Mr. Weinstein incurs a termination of employment (as defined in the Incentive Plan) by the Company without cause, by Mr. Weinstein for good reason, or by reason of Mr. Weinstein’s death or disability, or (ii) a change in control occurs, in which case the awards shall vest and become exercisable immediately prior to the effective time of such change in control.

Amendments to Employment Agreement with Mr. Weinstein—

Effective June 29, 2012 and November 28, 2012, we entered into first and second amendments, respectively, to the amended and restated employment agreement with Mr. Weinstein to modify certain severance provisions. The effect of the first and second amendments was to:

•
Modify the severance provisions in the employment agreement by providing that the pro‑rated annual bonus portion of the severance payable will be reduced by any semi-annual or quarterly incentive bonus payments made during the fiscal year in which the termination date occurs;

•
Provide that if Mr. Weinstein’s employment is terminated (other than by us for “cause” (as defined in his employment agreement), by Mr. Weinstein’s voluntary resignation or due to his death or disability) in connection with a liquidation or sale of all or substantially all of our assets (a “Disposition of Assets”), the termination will constitute a termination of employment by us without cause for purposes of the employment agreement, any other agreement between Mr. Weinstein and us, and any plan maintained by us. A similar clarification was made to the definition of “good reason” in the employment agreement in the event that Mr. Weinstein’s position, authority, duties or responsibilities are diminished as a result of a Disposition of Assets; and

•
Provide that the amount of cash severance payable to Mr. Weinstein in the event of a termination of his employment by us without cause or by him for good reason will be reduced by an amount equal to 75% of the Retention Bonus paid to him under the Retention Bonus Plan (not including any Additional Retention Payments).

In Mr. Weinstein’s amended and restated employment agreement, “cause” is defined as the occurrence of any one or more of the following events, unless Mr. Weinstein fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

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

In addition, in Mr. Weinstein’s amended and restated employment agreement, “good reason” is defined as the occurrence of any one or more of the following events without his prior written consent, provided that (i) Mr. Weinstein provides us with a notice of termination within 30 days after the initial existence of the facts or circumstances constituting good reason, (ii) we have failed to cure such facts or circumstances within 30 days after our receipt of the notice of termination, and (iii) Mr. Weinstein’s date of termination occurs no later than 60 days after the initial occurrence of the facts or circumstances constituting good reason:

•
The assignment to Mr. Weinstein of any duties materially inconsistent with his position, authority, duties or responsibilities, or any other action by us which results in a material diminution of his position, authority, duties or responsibilities (including any such diminution resulting from a Disposition of Assets, the Company ceasing to be a publicly-held company or the Company becoming a subsidiary of a publicly-held company in connection with a change in control), except for any failure of our stockholders to elect Mr. Weinstein to our board of directors, or isolated, insubstantial and inadvertent actions that are not taken in bad faith and which we promptly remedy upon receiving notice of such;

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

Mses. Lazar and Moretti and Mr. Norton—

The employment agreements with each of Mses. Lazar and Moretti and Mr. Norton provide for the following severance payments and benefits in the event of the executive’s qualifying termination of employment:

Ms. Lazar—

Pursuant to Ms. Lazar’s employment agreement, if Ms. Lazar’s employment is terminated by us without cause, Ms. Lazar will receive a lump-sum cash severance payment equal to the remaining base salary due through the expiration of the term of her employment ending on December 31, 2013 and a lump-sum cash severance payment in an amount equal to two weeks of Ms. Lazar’s annual base compensation for each year of service (pro-rated for any partial year), subject to her execution and non‑revocation of a general release of claims.

In Ms. Lazar’s employment agreement, “cause” is defined as the occurrence of any one or more of the following events:

•	Ms. Lazar’s continued failure to substantially perform her duties with us (other than any such failure resulting from her incapacity due to physical or mental illness);

•	Ms. Lazar’s significant and intentional breach of any of our policies;

•	Ms. Lazar’s willful commission of an act of fraud or dishonesty;

•	An act of embezzlement, theft or any other material violation of law that occurs during or in the course of Ms. Lazar’s employment with us;

•	Willful conduct by Ms. Lazar that is materially injurious to us, monetarily or otherwise;

•	A willful breach by Ms. Lazar of her fiduciary duty to us and/or international damage to our assets; or

•	Ms. Lazar’s material breach of certain covenants set forth in her employment agreement.

Ms. Moretti—

Employment Agreement with Ms. Moretti—

Pursuant to Ms. Moretti’s amended and restated employment agreement and subject to the first and second amendments thereto (as described below), in the event that Ms. Moretti’s employment is terminated by us without cause, she will be entitled to the following severance payments and benefits, subject to her execution and non-revocation of a general release of claims:

•	A lump-sum cash payment equal to 100% of the sum of her then-current annual base salary and her then-current target annual bonus;

•	A lump-sum cash payment equal to any unpaid prior year annual bonus;

•	A lump-sum cash payment equal to her pro-rated annual bonus for the year in which the termination occurs;

•
Health benefits for Ms. Moretti and her eligible family members for up to 18 months following her termination of employment at the same cost to her as in effect immediately preceding such termination, subject to reduction to the extent that she receives comparable benefits from a subsequent employer; and

•	Outplacement services at our expense for up to one year following the date of termination.

If Ms. Moretti’s employment is terminated by reason of her death or disability during her employment period, she or her estate or beneficiaries, as applicable, will be entitled to the following payments and benefits:

•	100% of her annual base salary, as in effect on the date of termination; and

•
Health benefits for Ms. Moretti and her eligible family members for up to 12 months following her termination of employment at the same cost to her as in effect immediately preceding such termination, subject to reduction to the extent that she receives comparable benefits from a subsequent employer.

Amendments to Employment Agreement with Ms. Moretti—

Effective June 29, 2012 and November 28, 2012, we entered into first and second amendments, respectively, to the amended and restated employment agreement with Ms. Moretti to modify certain severance provisions. The effect of the first and second amendments was to:

•
Modify the severance provision in the employment agreement by providing that the pro-rated annual bonus portion of the severance payable will be reduced by any semi-annual or quarterly incentive bonus payments made during the fiscal year in which the termination date occurs;

•
Provide that if Ms. Moretti’s employment is terminated (other than by us for “cause” (as defined in her employment agreement), by Ms. Moretti’s voluntary resignation or due to her death or disability) in connection with a Disposition of Assets, the termination will constitute a termination of employment by us without cause for purposes of the employment agreement, any other agreement between Ms. Moretti and us, and any plan maintained by us; and

•
Provide that the amount of cash severance payable to Ms. Moretti in the event of a termination of her employment by us without cause will be reduced by an amount equal to 75% of the Retention Bonus paid to her under the Retention Bonus Plan (not including any Additional Retention Payments).

In Ms. Moretti’s amended and restated employment agreement, “cause” is defined as the occurrence of any one or more of the following events, unless Ms. Moretti fully corrects the circumstances constituting cause within a reasonable period of time after receipt of the notice of termination:

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

Mr. Norton—

2011 Employment Agreement with Mr. Norton—

Mr. Norton’s employment agreement, dated as of March 1, 2011, was in effect during 2012 until it was superseded by his amended and restated employment agreement, dated as of February 14, 2012, and by his second amended and restated employment agreement dated as of November 28, 2012. The 2011 employment agreement provided that Mr. Norton was entitled to a lump-sum cash severance payment equal to 75% of the sum of his then-current annual base salary upon (i) a termination of his employment by us without cause (as defined in the employment agreement) prior to February 29, 2012, or (ii) if a change in control occurred and his employment was terminated by us without cause on or after the date of such change in control and prior to February 29, 2012, or prior to February 28, 2013 in the event that his employment agreement was extended, in each case, subject to his execution and non-revocation of a general release of claims.

Amended and Restated Employment Agreement with Mr. Norton—

Mr. Norton’s amended and restated employment agreement, dated as of February 14, 2012, provided that if Mr. Norton’s employment was terminated by us without cause (as defined in the employment agreement), and subject to his execution and non-revocation of a general release of claims, he was entitled to the following severance payments and benefits:

•
A lump-sum cash payment equal to the aggregate amount of (i) any unpaid prior year annual bonus, (ii) 100% of the sum of his annual base salary in effect on the date of termination plus the annual bonus earned by him for the most recently completed fiscal year of the Company preceding the termination, and (iii) a pro-rated annual bonus for the year in which the termination occurs; and

•	Certain health insurance benefits at the Company’s expense for up to 18 months.

First Amendment to Amended and Restated Employment Agreement with Mr. Norton—

The first amendment to the amended and restated employment agreement with Mr. Norton, effective June 29, 2012, modified the severance provision in the amended and restated employment agreement by providing that the pro-rated annual bonus portion of the severance payable will be reduced by any semi-annual or quarterly incentive bonus payments made during the fiscal year in which the termination date occurs.

Second Amended and Restated Employment Agreement with Mr. Norton—

The second amended and restated employment agreement with Mr. Norton, dated November 28, 2012, amended the severance provisions of his pre-existing employment agreement in the following respects:

•
The second amended and restated employment agreement provides that if Mr. Norton’s employment is terminated by him for “good reason” (as defined in the employment agreement), and subject to his execution and non-revocation of a general release of claims, he will receive the same severance payments and benefits that he would otherwise receive upon a termination of his employment by us without “cause” (as defined in the employment agreement);

•
The second amended and restated employment agreement provides that if Mr. Norton’s employment is terminated (other than by us for cause, by Mr. Norton’s voluntary resignation or due to his death or disability) in connection with a Disposition of Assets, the termination will constitute a termination of employment by us without Cause for purposes of the employment agreement, any other agreement between Mr. Norton and us, and any plan maintained by us. A similar clarification was made to the definition of “good reason” in the employment agreement in the event that Mr. Norton’s position, authority, duties or responsibilities are diminished as a result of a Disposition of Assets; and

•
The second amended and restated employment agreement provides that the amount of cash severance payable to Mr. Norton in the event of a termination of his employment by us without cause or by him for good reason will be reduced by an amount equal to 75% of the Retention Bonus paid to him under the Retention Bonus Plan (not including any Additional Retention Payments).

Pursuant to Mr. Norton’s second amended and restated employment agreement, “cause” is defined as the occurrence of any one or more of the following events:

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

In addition, in Mr. Norton’s second amended and restated employment agreement, “good reason” is defined as the occurrence of any one or more of the following events without his prior written consent, provided that (i) Mr. Norton provides us with a notice of termination within 30 days after the initial existence of the facts or circumstances constituting good reason, (ii) we have failed to cure such facts or circumstances within 30 days after our receipt of the notice of termination, and (iii) Mr. Norton’s date of termination occurs no later than 60 days after the initial occurrence of the facts or circumstances constituting good reason:

•
The assignment to Mr. Norton of any duties materially inconsistent with his position, authority, duties or responsibilities, or any other action by us which results in a material diminution of his position, authority, duties or responsibilities (including any such diminution resulting from a Disposition of Assets, the Company ceasing to be a publicly-held company or the Company becoming a subsidiary of a publicly-held company in connection with a change in control), except for any isolated, insubstantial and inadvertent actions that are not taken in bad faith and which we promptly remedy upon receiving notice of such;

•	Our reduction (other than an immaterial amount) of Mr. Norton’s annual base salary or annual bonus opportunity;

•
A material change by the Company in the principal location of its offices in Los Angeles, except for required travel on the Company’s business to an extent substantially consistent his present business travel obligations; or

•
Our failure to cure a material breach of our obligations under Mr. Norton’s employment agreement after written notice is delivered to our chief executive officer by him that specifically identifies the manner in which he believes that we have breached our obligations under the employment agreement and where we are given a reasonable opportunity to cure any such breach.

In no event will Ms. Lazar or Mr. Norton or their respective estates or beneficiaries be entitled to any payments under their respective employment agreement upon any termination of their employments by reason of death or disability.

Former Named Executive Officers

Mr. Koumriqian—

Mr. Koumriqian’s employment with the Company automatically terminated on March 31, 2012 in accordance with the terms of his second amended and restated employment agreement, dated as of October 11, 2011. As Mr. Koumriqian remained employed with the Company through March 31, 2012, following his execution of a general release of claims Mr. Koumriqian was paid a pro-rated annual bonus of $62,500, representing a pro rata bonus for the first quarter of 2012 (based on his target annual bonus) and was reimbursed for premiums for health insurance coverage from April 1, 2012 through December 31, 2012. All unvested equity awards were forfeited upon the termination of Mr. Koumriqian’s employment on March 31, 2012.

Mr. Abrams—

Employment Agreement with Mr. Abrams—

Mr. Abrams’ amended and restated employment agreement, dated as of December 31, 2008, provided that if Mr. Abrams’ employment was terminated by us without cause, and subject to his execution and non-revocation of a general release of claims, Mr. Abrams was entitled to receive a lump‑sum cash severance payment equal to 100% of the sum of his then-current annual base salary plus his then-current target bonus.

Amendment to Employment Agreement with Mr. Abrams—

Effective February 14, 2012, we entered into a first amendment to the amended and restated employment agreement with Mr. Abrams. The effect of the first amendment was to provide that if Mr. Abrams’ employment was terminated by the Company without cause, and subject to his execution and non-revocation of a general release of claims, he was entitled to receive the following severance payments and benefits:

•
A lump-sum cash payment equal to the aggregate amount of (i) any unpaid prior year annual bonus, (ii) 100% of the sum of his annual base salary in effect on the date of termination plus the annual bonus earned by him for the most recently completed fiscal year of the Company preceding the termination, and (iii) a pro-rated annual bonus for the year in which the termination occurs; and

•	Certain health insurance benefits at the Company’s expense for up to 18 months.

Effective June 29, 2012, we entered into a second amendment to the amended and restated employment agreement with Mr. Abrams to modify the severance provisions in the agreement by providing that the pro-rated annual bonus portion of the severance payable would be reduced by any semi‑annual or quarterly incentive bonus payments made during the fiscal year in which the termination date occurs.

Separation Agreement with Mr. Abrams—

On September 11, 2012, we entered into a separation agreement with Mr. Abrams. Pursuant to the separation agreement, Mr. Abrams resigned as an employee and officer of the Company effective September 11, 2012. Subject to his execution and non-revocation of a general release of claims, Mr. Abrams was paid a lump-sum cash payment of $350,000 and will be reimbursed for premiums for group health insurance coverage for up to 18 months from September 11, 2012, unless he becomes re‑employed with another employer and is eligible to receive group health insurance coverage under another employer’s plan during that period. In addition, Mr. Abrams’ restricted stock units that were unvested as of September 11, 2012 were forfeited.

Mr. Johnston—

Employment Agreement with Mr. Johnston—

Mr. Johnston’s employment agreement, dated as of December 31, 2008, provided that if Mr. Johnston’s employment was terminated by us without cause, and subject to his execution and non‑revocation of a general release of claims, Mr. Johnston was entitled to receive a lump-sum cash severance payment equal to the sum of (a) 100% of his then-current annual base salary and (b) an amount equal to the average annual leasing bonus paid to him for all of the calendar years of his employment prior to the calendar year of his termination.

Pursuant to Mr. Johnston’s employment agreement, “cause” was defined as the occurrence of any one or more of the following events:

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

Separation Agreement with Mr. Johnston—

On January 11, 2013, we entered into a separation agreement with Mr. Johnston. Pursuant to the separation agreement, Mr. Johnston resigned as an employee and officer of the Company effective January 11, 2013. Subject to his execution and non-revocation of a general release of claims, Mr. Johnston is entitled to a lump-sum cash payment of $550,000 and certain contingent leasing commissions in the event that certain leases specified in the agreement are fully executed on or prior to May 31, 2013. In January 2013, Mr. Johnston executed a general release of claims and was paid the $550,000 due him pursuant to his separation agreement.

Severance Plan—

On November 28, 2012, our board of directors adopted the MPG Office Trust, Inc. Severance Plan (the “Severance Plan”) to provide eligible employees with certain severance pay in the event of a qualifying termination of employment. The Severance Plan generally provides that if a participant’s employment is involuntarily terminated, the participant will receive a lump-sum cash severance payment in an amount equal to two weeks of the participant’s annual base compensation for each year of service (pro-rated for any partial year), subject to a maximum payment, provided that the participant executes and does not revoke a general release of claims. Ms. Lazar is eligible to receive severance pay under the Severance Plan, in addition to the severance payable under the terms of her employment agreement.

The Severance Plan supersedes in its entirety the MPG Office Trust, Inc. Change in Control Severance Plan (the “Change in Control Severance Plan”), previously adopted by our board of directors on May 9, 2012. The Change in Control Severance Plan generally provided for the same severance payment as set forth in the Severance Plan to eligible employees who would have incurred a qualifying termination of employment within 24 months after the effective date of a change in control (as defined in the Change in Control Severance Plan).

Retention Bonus Plan—

Pursuant to the Retention Bonus Plan, in the event of a termination of a participant’s employment by us without cause or by the participant for good reason (if and only if such participant has an employment agreement with us which provides for such right), the participant will receive payment of any unpaid portion of the Retention Bonus, plus in the event we have made an election to delay the payment of 25% of the final installment of the Retention Bonus, any unpaid Additional Retention Payment(s). In the event of a termination of employment for any other reason, the participant will forfeit any unpaid portion of the Retention Bonus and the Additional Retention Payment, if applicable.

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

_____________

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

In the event of an actual or constructive termination pursuant to a change in control, we provide more generous severance payments and benefits in comparison to the non-change in control scenarios described above. This difference exists to reflect the unique concerns an executive faces upon a change in control. As applied to the Chief Executive Officer, a change in control can materially alter the authorities and responsibilities of the Chief Executive Officer and can fundamentally affect the Chief Executive Officer’s perceived role in our affairs. Changes in corporate organization could lead to the Chief Executive Officer’s actual termination or to his constructive termination if the changes are so significant as to render him effectively unable to function in the new environment. Our change in control provisions are thus designed to appropriately compensate our Chief Executive Officer for such a possibility.

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

In the case of our Chief Executive Officer and our other named executive officers, we believe that it is important to provide the severance payments and benefits in both the case of actual termination and the case of constructive termination. By including instances of constructive termination in the types of termination covered by our severance packages, we ensure that any eventual acquirer of the Company could not avoid paying severance by intentionally fostering a difficult work environment for the executives, thereby greatly increasing the chance of their voluntary exit. For further information on the payouts provided for in our named executive officers’ employment agreements, see the tables below.

Termination with Severance, No Change in Control—

For Messrs. Weinstein, Norton and Johnston and Mses. Lazar and Moretti, the following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his or her employment had been terminated on December 31, 2012 by us without “cause” or, in the case of Messrs. Weinstein and Norton, by the executive for “good reason” (each as defined in the executive’s employment agreement), other than in connection with a change in control. Amounts presented in the following table and the tables below under the headings “Termination with Severance Following a Change in Control” and “Termination Resulting from Death or Disability” reflect the terms of the executives’ employment agreements and severance arrangements as in effect on December 31, 2012, without giving effect to any subsequent amendments. For Messrs. Koumriqian and Abrams, the table below reflects the actual amounts paid or payable to the executive in connection with the termination of his employment.

	Cash Lump Sum		Accelerated Equity Vesting		Value of Employee Benefits ($) (5)	Total Value ($)
Name	Multiple of Salary and Bonus ($) (1)	Retention Bonus Payment ($) (2)	Value of Restricted Stock Units ($) (3)	Value of Options ($) (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein	3,281,250	2,625,000	2,433,622	2,250	17,805	8,359,927
Shant Koumriqian (6)	62,500	—	—	—	13,054	75,554
Jeanne M. Lazar	252,067	143,500	41,069	—	—	436,636
Peggy M. Moretti	493,750	100,000	206,070	—	42,304	842,124
Christopher M. Norton	212,500	350,000	226,651	—	28,303	817,454
Jonathan L. Abrams (7)	350,000	—	—	—	30,695	380,695
Peter K. Johnston	1,355,099	—	—	—	—	1,355,099
__________

(1)
Amount shown in Column (b) for Mr. Weinstein is a lump-sum cash payment equal to (i) 200% of his then-current annual base salary plus the average actual annual bonus awarded to him for the three full fiscal years immediately preceding the year in which the date of termination occurs (or such lesser number of full fiscal years that he has been employed by us if he has not been employed by us for at least three full fiscal years), less (ii) an amount equal to 75% of the Retention Bonus payment shown in Column (c). For Ms. Lazar, the amount shown is a lump-sum cash payment equal to the sum of (i) her remaining annual base salary due through the expiration of the term of her employment ending on December 31, 2013, and (ii) an amount equal to two weeks of her annual base salary for each year of service payable pursuant to the Severance Plan. For Ms. Moretti, the amount shown is a lump-sum cash payment equal to (i) 100% of the sum of her then-current annual base salary and her then-current target bonus, less (ii) an amount equal to 75% of the Retention Bonus payment shown in Column (c). For Mr. Norton, the amount shown is a lump-sum cash payment equal to (i) 100% of the sum of his then-current annual base salary and the actual annual bonus earned by him for the immediately preceding year, less (ii) an amount equal to 75% of the Retention Bonus payment shown in Column (c). For Mr. Johnston, the amount shown is a lump-sum cash payment equal to (i) 100% of his then-current annual base salary, plus (ii) his average annual leasing bonus paid during fiscal years 2006 through 2012.

(2)	Amounts shown in Column (c) represent the amount of the Retention Bonus payable to the executive pursuant to the Retention Bonus Plan.

(3)
Amounts shown in Column (d) represent the value of the accelerated vesting of 790,137 restricted stock units for Mr. Weinstein, 13,334 restricted stock units for Ms. Lazar, 66,906 restricted stock units for Ms. Moretti and 73,588 restricted stock units for Mr. Norton. The value of the accelerated vesting of all restricted stock units was calculated using a per-share value of $3.08, the closing market price of our common stock on the NYSE on December 31, 2012.

(4)
Amount shown in Column (e) represents the accelerated vesting of the option for Mr. Weinstein to purchase 15,000 shares of our common stock at an exercise price of $2.93 per share (pursuant to the terms of his July 23, 2009 option award agreement). The value of the shares to be acquired was calculated using a per-share value of $3.08, the closing market price of our common stock on the NYSE on December 31, 2012.

(5)
Amounts shown in Column (f) for Messrs. Weinstein and Norton represent the amount due for a maximum of up to 18 months for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that they receive comparable benefits from a subsequent employer. For Ms. Moretti, the amount shown represents (i) the amount due for a maximum of up to 18 months for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that she receives comparable benefits from a subsequent employer, plus (ii) an estimate of the cost of outplacement services for a period of up to one year after termination. Ms. Lazar and Mr. Johnston are not entitled to any health benefits coverage or outplacement services per the terms of their respective employment agreements upon termination of their employment without cause or for good reason.

(6)
Mr. Koumriqian’s employment with us terminated on March 31, 2012 in accordance with the terms of his employment agreement. Amount shown in Column (b) represents the cash severance he was paid per the terms of his employment agreement, which represents a pro-rata incentive bonus for the first quarter of 2012 (based on his 2011 target annual bonus). Amount shown in Column (f) represents the actual amount paid to him through December 31, 2012 for health benefits following his termination at coverage levels that were in effect immediately preceding termination.

(7)
Mr. Abrams’ employment with us terminated on September 11, 2012 in accordance with the terms of his separation agreement. Amount shown in Column (b) represents the cash severance he was paid per the terms of his separation agreement. Amount shown in Column (f) represents (i) the actual amount paid to him through December 31, 2012 for health benefits following termination at coverage levels that were in effect immediately preceding termination, plus (ii) estimated amounts to be paid to him for health benefits from January 1, 2013 through March 31, 2014.

Termination with Severance Following a Change in Control—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if a change in control had occurred on December 31, 2012, and the executive’s employment had been terminated as of such date by the Company without “cause” or, in the case of Mr. Weinstein, by him for “good reason” (each as defined in the executive’s employment agreement):

	Cash Lump Sum		Accelerated Equity Vesting		Value of Employee Benefits ($) (5)	Total Value ($)
Name	Multiple of Salary and Bonus ($) (1)	Retention Bonus Payment ($) (2)	Value of Restricted Stock Units ($) (3)	Value of Options ($) (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein	3,281,250	2,625,000	2,433,622	2,250	17,805	8,359,927
Jeanne M. Lazar	252,067	143,500	41,069	—	—	436,636
Peggy M. Moretti	493,750	100,000	206,070	—	42,304	842,124
Christopher M. Norton	212,500	350,000	226,651	—	28,303	817,454
Peter K. Johnston	1,355,099	—	—	—	—	1,355,099
__________

(1)
Amount shown in Column (b) for Mr. Weinstein is a lump-sum cash payment equal to (i) 200% of his then-current annual base salary plus the average actual annual bonus awarded to him for the three full fiscal years immediately preceding the year in which the date of termination occurs (or such lesser number of full fiscal years that he has been employed by us if he has not been employed by us for at least three full fiscal years), less (ii) an amount equal to 75% of the Retention Bonus payment shown in Column (c). For Ms. Lazar, the amount shown is a lump-sum cash payment equal to the sum of (i) her remaining annual base salary due through the expiration of the term of her employment ending on December 31, 2013, and (ii) an amount equal to two weeks of her annual base salary for each year of service payable pursuant to the Severance Plan. For Ms. Moretti, the amount shown is a lump-sum cash payment equal to (i) 100% of the sum of her then-current annual base salary and her then-current target bonus, less (ii) an amount equal to 75% of the Retention Bonus payment shown in Column (c). For Mr. Norton, the amount shown is a lump-sum cash payment equal to (i) 100% of the sum of his then-current annual base salary and the actual annual bonus earned by him for the immediately preceding year, less (ii) an amount equal to 75% of the Retention Bonus payment shown in Column (c). For Mr. Johnston, the amount shown is a lump-sum cash payment equal to (i) 100% of his then-current annual base salary, plus (ii) his average annual leasing bonus paid during fiscal years 2006 through 2012.

(2)	Amounts shown in Column (c) represent the amount of the Retention Bonus payable to the executive pursuant to the Retention Bonus Plan.

(3)
Amounts shown in Column (d) represent the value of the accelerated vesting of 790,137 restricted stock units for Mr. Weinstein, 13,334 restricted stock units for Ms. Lazar, 66,906 restricted stock units for Ms. Moretti and 73,588 restricted stock units for Mr. Norton. The value of the accelerated vesting of all restricted stock units was calculated using a per-share value of $3.08, the closing market price of our common stock on the NYSE on December 31, 2012.

(4)
Amount shown in Column (e) represents the accelerated vesting of the option for Mr. Weinstein to purchase 15,000 shares of our common stock at an exercise price of $2.93 per share (pursuant to the terms of his July 23, 2009 option award agreement). The value of the shares to be acquired was calculated using a per-share value of $3.08, the closing market price of our common stock on the NYSE on December 31, 2012.

(5)
Amounts shown in Column (f) for Messrs. Weinstein and Norton represent the amount due for a maximum of up to 18 months for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that they receive comparable benefits from a subsequent employer. For Ms. Moretti, the amount shown represents (i) the amount due for a maximum of up to 18 months for health benefits following termination at coverage levels that were in effect immediately preceding termination, subject to reduction to the extent that she receives comparable benefits from a subsequent employer, plus (ii) an estimate of the cost of outplacement services for a period of up to one year after termination. Ms. Lazar and Mr. Johnston are not entitled to any health benefits coverage or outplacement services per the terms of their respective employment agreements upon termination of their employment without cause or for good reason.

Termination Resulting from Death or Disability—

The following table summarizes the payments and benefits that would have been provided to each of our named executive officers as if his or her employment had terminated on December 31, 2012 as a result of death or disability:

	Cash Lump Sum		Accelerated Equity Vesting		Value of Employee Benefits ($)(4)	Total Value ($)
Name	Multiple of Salary and Bonus ($)(1)	Retention Bonus Payment ($)	Value of Restricted Stock Units ($)(2)	Value of Options ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
David L. Weinstein	1,687,500	—	2,433,622	2,250	527,805	4,651,177
Jeanne M. Lazar	—	—	41,069	—	490,000	531,069
Peggy M. Moretti	325,000	—	206,070	—	528,869	1,059,939
Christopher M. Norton	—	—	226,651	—	510,000	736,651
Peter K. Johnston	—	—	—	—	510,000	510,000
__________

(1)
Amount shown in Column (b) for Mr. Weinstein represents a lump-sum cash payment equal to 100% of his annual base salary, plus 100% of his target annual bonus per the terms of his employment agreement. Amount shown for Ms. Moretti represents a lump-sum cash payment equal to 100% of her annual base salary. Messrs. Norton and Johnston and Ms. Lazar are not entitled to any salary or incentive bonus payments per the terms of their respective employment agreements upon termination of their employment resulting from death or disability.

(2)
Amounts shown in Column (d) represent the value of the accelerated vesting of 790,137 restricted stock units for Mr. Weinstein, 13,334 restricted stock units for Ms. Lazar, 66,906 restricted stock units for Ms. Moretti and 73,588 restricted stock units for Mr. Norton. The value of the accelerated vesting of all restricted stock units was calculated using a per-share value of $3.08, the closing market price of our common stock on the NYSE on December 31, 2012.

(3)
Amount shown in Column (e) represents the accelerated vesting of the option for Mr. Weinstein to purchase 15,000 shares of our common stock at an exercise price of $2.93 per share (pursuant to the terms of his July 23, 2009 option award agreement). The value of the shares to be acquired was calculated using a per-share value of $3.08, the closing market price of our common stock on the NYSE on December 31, 2012.

(4)
Amounts shown in Column (f) represent the amounts due to Mr. Weinstein and Ms. Moretti or each of their respective estates or beneficiaries for health benefits for up to 18 months in the case of Mr. Weinstein, or up to 12 months in the case of Ms. Moretti, following the date of executive’s death or disability at the same cost as was in effect immediately preceding termination, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer. In the event that any named executive officer incurs a termination by reason of his or her death or disability, the executive or his or her estate or beneficiaries will be entitled to receive the proceeds from an insurance policy. As part of the executives’ employee benefits, we pay 100% of the premium for an insurance policy comprised of term life and accidental death and dismemberment that entitles the beneficiary to a payment of two times his or her annual salary, with a maximum benefit of $510,000 ($490,000 for Ms. Lazar). Each of our named executive officers would receive the maximum benefit upon termination by death or disability.

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

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during 2012:

DIRECTOR COMPENSATION

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Robert M. Deutschman	100,000	77,000	—	—	—	177,000
Christine N. Garvey	125,000	77,000	—	—	—	202,000
Michael J. Gillfillan	105,000	77,000	—	—	—	182,000
Edward J. Ratinoff	105,000	77,000	—	—	—	182,000
Joseph P. Sullivan	125,000	77,000	—	—	—	202,000
George A. Vandeman	110,000	77,000	—	—	—	187,000
Paul M. Watson	180,000	77,000	—	—	—	257,000
__________

(1)
Our Chief Executive Officer, Mr. Weinstein, is a member of the board of directors. Mr. Weinstein does not receive any additional compensation for his services as a director. All compensation for his services as an employee of our company is shown in the Summary Compensation Table.

(2)
Amounts shown in Column (b) are those earned during 2012 for annual retainer fees, committee fees and/or chair fees. For further information, please see the discussion below under the heading “—Retainers and Fees.”

(3)
Amounts shown in Column (c) represent the aggregate fair value of restricted stock units granted during 2012 computed in accordance with FASB Codification Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see Part II, Item 8. “Financial Statements and Supplementary Data—Note 9 to Consolidated Financial Statements.” Messrs. Deutschman, Gillfillan, Ratinoff, Sullivan, Vandeman and Watson and Ms. Garvey each received an annual grant of 25,000 restricted stock units upon their re-election to the board of directors on July 27, 2012. As of December 31, 2012, our directors held the following number of outstanding restricted stock units: Mr. Deutschman, 51,875; Ms. Garvey, 50,000; Mr. Gillfillan, 50,000; Mr. Ratinoff, 51,875; Mr. Sullivan, 50,000; Mr. Vandeman, 50,000; and Mr. Watson, 50,000.

(4)
We did not grant any option awards to members of the board of directors during 2012. As of December 31, 2012, our directors held the following number of outstanding nonqualified stock option awards: Mr. Deutschman, none; Ms. Garvey, 102,500; Mr. Gillfillan, 97,500; Mr. Ratinoff, none; Mr. Sullivan, 97,500; Mr. Vandeman, 72,500; and Mr. Watson, 102,500.

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

On July 23, 2009, the board of directors adopted the MPG Office Trust, Inc. Director Stock Plan, which generally provides, for each calendar year, that each non-employee director may irrevocably elect in advance to apply between 10% and 50% of the total annual compensation otherwise payable to him or her in cash during such calendar year (including any annual retainer fee and compensation for services rendered as a member of a committee of the board of directors or a chair of such committee) towards the purchase of shares of our common stock. During 2012, all of the annual fees described above were paid in cash to our non-employee directors and none of them elected to apply such fees toward the purchase of common stock under this plan.

Equity Awards

During 2012, our Incentive Plan provided for formula grants of restricted stock units, with dividend equivalents, to non-employee directors as follows:

•
Each individual who first became a non-employee director was entitled to receive an award of 1,875 restricted stock units, with dividend equivalents, on the date on which he or she initially became a non-employee director.

•
Each non-employee director was entitled to receive an award of 25,000 restricted stock units, with dividend equivalents, effective immediately following each annual meeting of stockholders, provided that he or she continued to serve as a non-employee director immediately following such meeting.

The Incentive Plan expired on November 12, 2012, except with respect to any awards then outstanding.

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

Compensation Committee Interlocks and Insider Participation

During 2012, Ms. Garvey and Messrs. Sullivan and Vandeman served on the Compensation Committee for the entire year. During 2012, there were no interlocks with other companies requiring disclosure under applicable SEC rules and regulations. None of the members of the Compensation Committee is or has been an officer or employee of our company or any of its subsidiaries.

While the Compensation Committee retains ultimate approval authority for executive compensation, it has delegated the authority to negotiate specific terms of certain executive employment agreements to the Chief Executive Officer and the General Counsel.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” for information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Principal Stockholders

The following table sets forth the only persons known to us to be the beneficial owner, or deemed to be the beneficial owner, of more than 5% of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of noncontrolling common units of MPG Office, L.P. (the “Operating Partnership”)) as of March 8, 2013:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)	Percent of Common Stock and Units (1)
(a)	(b)	(c)	(d)
Wells Fargo & Company (2) 420 Montgomery Street San Francisco, CA 94104	5,597,662	9.78%	9.75%

DW Investment Management, LP (3) 590 Madison Avenue, 9th Floor New York, NY 10022	4,625,267	8.08%	8.06%

HG Vora Capital Management, LLC (4) 870 Seventh Avenue Second Floor New York, NY 10019	4,521,500	7.90%	7.88%

Appaloosa Partners Inc. (5) c/o Appaloosa Management L.P. 51 John F. Kennedy Parkway Short Hills, NJ 07078	4,099,174	7.16%	7.14%
__________

(1)
Amounts and percentages in this table are based on 57,251,631 shares of our common stock and 135,526 noncontrolling common units of the Operating Partnership (other than units held by MPG Office Trust, Inc.) outstanding as of March 8, 2013. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis.

(2)
Information regarding Wells Fargo & Company (“WFC”) and Wells Fargo Bank, N.A. (“WFB”) is based solely on a Schedule 13G filed with the SEC on February 13, 2013. The Schedule 13G indicates that (i) WFC had sole voting and dispositive power with respect to 5,596,227 shares of our common stock and shared voting or dispositive power with respect to 1,435 shares of our common stock; and (ii) WFB had sole voting and dispositive power with respect to 5,594,220 shares of our common stock and shared voting or dispositive power with respect to 1,435 shares of our common stock. The Schedule 13G indicates that WFB is subsidiary of WFC and that aggregate beneficial ownership reported by WFC is on a consolidated basis and includes any beneficial ownership reported by a subsidiary. The business address of WFB is 101 North Phillips Avenue, Sioux Falls, SD 57104.

(3)
Information regarding DW Investment Management, LP (“DWIM”) and DW Investment Partners, LLC (“DWIP”) is based solely on a Schedule 13G filed with the SEC on February 14, 2013. The Schedule 13G indicates that DWIM and DWIP have shared voting and dispositive power with respect to 4,625,267 shares of our common stock and no sole voting or dispositive power. The Schedule 13G indicates that DWIM serves as the investment manager of the accounts of certain private funds and may direct the vote and dispose of the 4,625,267 shares of our common stock held by such funds. DWIP serves as the general partner of DWIM and may direct DWIM to direct the vote and disposition of the 4,625,267 shares of our common stock held by such funds. The business address of DWIP is 590 Madison Avenue, 9th Floor, New York, NY 10022.

(4)
Information regarding HG Vora Special Opportunities Master Fund, Ltd. (the “Fund”), HG Vora Capital Management, LLC (the “Investment Manager”) and Parag Vora is based solely on a Schedule 13G/A filed with the SEC on February 14, 2013. The Schedule 13G/A indicates that (i) the Fund directly owned and had shared voting and dispositive power with respect to 4,521,500 shares of our common stock and no sole voting or dispositive power; (ii) the Investment Manager may be deemed to have beneficially owned and had shared voting and dispositive power with respect to 4,521,500 shares of our common stock and no sole voting or dispositive power; and (iii) Mr. Vora may be deemed to have beneficially owned and had shared voting and dispositive power with respect to 4,521,500 shares of our common stock and no sole voting or dispositive power. The business address of the Fund is Queensgate House, South Church Street, Grand Cayman, KY1-1108, Cayman Islands. The business address of Mr. Vora is 870 Seventh Avenue, Second Floor, New York, NY 10019.

(5)
Information regarding Appaloosa Investment Limited Partnership I (“AILP”), Palomino Fund Ltd. (“Palomino”), Thoroughbred Fund L.P. (“TFLP”), Thoroughbred Master Ltd. (“TML”), Appaloosa Management L.P. (“AMLP”), Appaloosa Partners Inc. (“API”) and David A. Tepper is based solely on a Schedule 13G/A filed with the SEC on February 14, 2013. The Schedule 13G/A indicates that (i) AILP had shared voting and dispositive power with respect to 1,319,771 shares of our common stock and no sole voting or dispositive power; (ii) Palomino had shared voting and dispositive power with respect to 1,927,644 shares of our common stock and no sole voting or dispositive power; (iii) TFLP had shared voting and dispositive power with respect to 416,736 shares of our common stock and no sole voting or dispositive power; (iv) TML had shared voting and dispositive power with respect to 435,023 shares of our common stock and no sole voting or dispositive power; (v) AMLP had shared voting and dispositive power with respect to 4,099,174 shares of our common stock and no sole voting or dispositive power; (vi) API had shared voting and dispositive power with respect to 4,099,174 shares of our common stock and no sole voting or dispositive power; and (vii) Mr. Tepper had shared voting and dispositive power with respect to 4,099,174 shares of our common stock and no sole voting or dispositive power. The Schedule 13G/A indicates that Mr. Tepper is the sole stockholder and the President of API. API is the general partner of, and Mr. Tepper owns a majority of the limited partnership interest in, AMLP. AMLP is the general partner of AILP and TFLP, and acts as investment advisor to Palomino and TML.

Security Ownership of our Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock (or common stock currently outstanding and common stock issuable at our option upon the redemption of noncontrolling common units of the Operating Partnership) of (1) our current directors, (2) our Chief Executive Officer, (3) our Chief Accounting Officer, (4) each of our other current executive officers, other than our Chief Executive Officer, as of December 31, 2012, and (4) our current directors and executive officers listed in Item 10. “Directors, Executive Officers and Corporate Governance” as a group, in each case as of March 8, 2013. In preparing this information, we relied solely upon information provided to us by our directors and current executive officers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock (3)	Percent of Common Stock and Units (3)
(a)	(b)	(c)	(d)
David L. Weinstein (4)	916,217	1.59%	1.58%
Jeanne M. Lazar (5)	—	*	*
Peggy M. Moretti (6)	68,395	*	*
Christopher M. Norton (7)	—	*	*
Robert M. Deutschman (8)	—	*	*
Christine N. Garvey (9)	93,960	*	*
Michael J. Gillfillan (10)	82,500	*	*
Edward J. Ratinoff (8)	—	*	*
Joseph P. Sullivan (10)	82,500	*	*
George A. Vandeman (11)	58,500	*	*
Paul M. Watson (12)	98,500	*	*
Directors and Executive Officers as a group (11 persons) (13)	1,400,572	2.41%	2.40%
_________

*	Less than 1.0%.

(1)	The address for each listed beneficial owner is c/o MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

(2)
Unless otherwise indicated, each person is the direct owner of and has sole voting and dispositive power with respect to such common stock. Amounts and percentages in this table are based on 57,251,631 shares of our common stock and 135,526 noncontrolling common units of the Operating Partnership (other than units held by MPG Office Trust, Inc.) outstanding as of March 8, 2013. Operating Partnership units are redeemable for cash or, at our option, shares of our common stock on a one-for-one basis.

(3)
The total number of shares outstanding used in calculating the percentages shown in Columns (c) and (d) assumes that all common stock that each person has the right to acquire upon exercise of stock options within 60 days of March 8, 2013 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other beneficial owner.

(4)
Includes (i) 428,717 shares of common stock held directly and (ii) 487,500 shares of common stock issuable upon exercise of stock options. Excludes 1,200,000 restricted stock units, of which 265,699 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the last regularly scheduled vesting date (December 19, 2013 with respect to 600,000 restricted stock units and June 29, 2015 with respect to 600,000 restricted stock units), the date of the occurrence of a change in control or the date of Mr. Weinstein’s separation from service for any reason. Excludes 15,000 nonqualified stock options that are not exercisable within 60 days of March 8, 2013.

(5)
Excludes 16,000 restricted stock units, of which 2,666 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the last regularly scheduled vesting date (June 29, 2015), the date of the occurrence of a change in control or the date of Ms. Lazar’s separation from service for any reason.

(6)
Includes (i) 8,395 shares of common stock held directly and (ii) 60,000 shares of common stock issuable upon exercise of stock options. Excludes 208,640 restricted stock units, of which 155,737 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the last regularly scheduled vesting date (October 2, 2013 with respect to 79,250 restricted stock units, December 9, 2013 with respect to 85,000 restricted stock units, December 19, 2013 with respect to 24,390 restricted stock units and June 29, 2015 with respect to 20,000 restricted stock units), the date of the occurrence of a change in control or the date of Ms. Moretti’s separation from service for any reason.

(7)
Excludes 108,780 restricted stock units, of which 23,471 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the last regularly scheduled vesting date (December 19, 2013 with respect to 48,780 restricted stock units and June 29, 2015 with respect to 60,000 restricted stock units), the date of the occurrence of a change in control or the date of Mr. Norton’s separation from service for any reason.

(8)
Excludes 51,875 restricted stock units, of which 9,583 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of the grantee’s death, the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason.

(9)
Includes (i) 4,460 shares of common stock held indirectly, (ii) 2,000 shares of common stock held directly and (iii) 87,500 shares of common stock issuable upon exercise of stock options. Excludes 50,000 restricted stock units, of which 8,333 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of Ms. Garvey’s death, the date of the occurrence of a change in control or the date of Ms. Garvey’s separation from service for any reason. Excludes 15,000 nonqualified stock options that are not exercisable within 60 days of March 8, 2013.

(10)
Includes 82,500 shares of common stock issuable upon exercise of stock options. Excludes 50,000 restricted stock units, of which 8,333 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of the grantee’s death, the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason. Excludes 15,000 nonqualified stock options that are not exercisable within 60 days of March 8, 2013.

(11)
Includes (i) 1,000 shares of common stock held directly and (ii) 57,500 shares of common stock issuable upon exercise of stock options. Excludes 50,000 restricted stock units, of which 8,333 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of Mr. Vandeman’s death, the date of the occurrence of a change in control or the date of Mr. Vandeman’s separation from service for any reason. Excludes 15,000 nonqualified stock options that are not exercisable within 60 days of March 8, 2013.

(12)
Includes (i) 11,000 shares of common stock held indirectly and (ii) 87,500 shares of common stock issuable upon exercise of stock options. Excludes 50,000 restricted stock units, of which 8,333 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the date of Mr. Watson’s death, the date of the occurrence of a change in control or the date of Mr. Watson’s separation from service for any reason. Excludes 15,000 nonqualified stock options that are not exercisable within 60 days of March 8, 2013.

(13)
Excludes 1,887,170 restricted stock units, of which 508,404 units will be vested within 60 days of March 8, 2013. Vested restricted stock units will not be distributed in shares of our common stock or, at our option, paid in cash until the earliest to occur of the anniversary of the date of grant (or in the case of members of our board of directors, their date of death), the date of the occurrence of a change in control or the date of the grantee’s separation from service for any reason. Excludes 90,000 nonqualified stock options that are not exercisable within 60 days of March 8, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

We recognize that transactions we may conduct with any of our directors or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than our best interests or those of our stockholders. We have established, and the board of directors has adopted, a written related party transaction policy to monitor transactions, arrangements or relationships, or any series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which the Company and any of the following have an interest: any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year); a person, entity or group who is a greater than 5% beneficial owner of our common stock; an immediate family member of any of the foregoing persons; or any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest (which we refer to in this report as a “related person”). The policy covers any transaction where the aggregate amount is expected to exceed $120,000 in which a related person has a direct or indirect material interest, other than matters within the scope of responsibilities of the Compensation Committee.

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

The board of directors has adopted this related party transaction policy, which can be accessed on our website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any person who sends a written request to that effect to the attention of Christopher M. Norton, Secretary, MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

Director Independence

The NYSE requires each NYSE-listed company to have a majority of independent board members and a nominating/corporate governance committee, compensation committee and audit committee each comprised solely of independent directors. The board of directors has adopted independence standards as part of its corporate governance guidelines, which can be accessed on our website at http://www.mpgoffice.com under the heading “Investor Relations—Corporate Governance.” This document is also available in print to any person who sends a written request to that effect to the attention of Christopher M. Norton, Secretary, MPG Office Trust, Inc., 355 South Grand Avenue, Suite 3300, Los Angeles, California 90071.

The independence standards contained in our corporate governance guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE rules and our corporate governance guidelines, in March 2013 the board of directors affirmatively determined that each of the following directors is independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

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

Separation Agreement with our Former Senior Vice President, Leasing

On January 11, 2013, we entered into a separation agreement with Mr. Johnston, our former Senior Vice President, Leasing. Pursuant to the separation agreement, Mr. Johnston resigned as an employee and officer of the Company effective January 11, 2013. Subject to his execution and non‑revocation of a general release of claims, Mr. Johnston is entitled to a lump-sum cash payment of $550,000 and certain contingent leasing commissions in the event that certain leases specified in the agreement are fully executed on or prior to May 31, 2013. In January 2013, Mr. Johnston executed a general release of claims and was paid the $550,000 due him pursuant to his separation agreement.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP:

	For the Year Ended December 31,
	2012	2011
Audit fees (1)	$1,086,000	$1,044,000
Audit-related fees (2)	178,000	290,000
Tax fees (3)	—	—
All other fees	—	—
	$1,264,000	$1,334,000
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

Pre-approval Policies and Procedures

Our Audit Committee charter provides that the Audit Committee is to pre-approve all audit services and permitted non-audit services to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act.

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

•
Requests or applications to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Accounting Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s and Public Company Accounting Oversight Board’s rules on registered public accounting firm independence;

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

During 2012 and 2011, all audit services provided to us by KPMG LLP were pre-approved by the Audit Committee, and no non-audit services were performed for us by KPMG LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2012, 2011 and 2010

All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.1*†	Sale, Purchase and Escrow Agreement, dated as of December 21, 2012, by and between MPG Office Trust, L.P., and BCSP VI MMO, LLC

2.2*†	Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of March 11, 2013, by and between Library Square Associates, LLC and Beringia Central LLC

3.1	Articles of Amendment of MPG Office Trust, Inc.	8-K	001-31717	3.1	May 11, 2010

3.2	Articles Supplementary of MPG Office Trust, Inc.	10-K	001-31717	3.2	March 31, 2010

3.3	Fourth Amended and Restated Bylaws of MPG Office Trust, Inc. dated May 7, 2010	8-K	001-31717	3.2	May 11, 2010

4.1	Form of Certificate of Common Stock of MPG Office Trust, Inc.	10-Q	001-31717	4.1	May 17, 2010

4.2	Form of Certificate of Series A Preferred Stock of MPG Office Trust, Inc.	10-Q	001-31717	4.2	May 17, 2010

10.1	Form of Amended and Restated Indemnification Agreement	10-Q	001-31717	10.1	May 10, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.2	Employment Agreement, effective as of November 21, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	November 22, 2010

10.3	Amended and Restated Employment Agreement, effective as of December 15, 2011, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	December 16, 2011

10.4	First Amendment to Amended and Restated Employment Agreement, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P., and David L. Weinstein	10-Q	001-31717	10.1	August 9, 2012

10.5	Second Amendment to Amended and Restated Employment Agreement, as of November 28, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P., and David L. Weinstein	8-K	001-31717	99.1	November 30, 2012

10.6	Amended and Restated Employment Agreement, effective as of March 12, 2009, between MPG Office Trust, Inc., MPG Office, L.P. and Shant Koumriqian	10-K	001-31717	10.3	March 16, 2009

10.7	First Amendment to Amended and Restated Employment Agreement, entered into December 10, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P., and Shant Koumriqian	10-K	001-31717	10.5	March 16, 2011

10.8	Second Amended and Restated Employment Agreement, effective as of October 11, 2011, between MPG Office Trust, Inc., MPG Office, L.P. and Shant Koumriqian	8-K	001-31717	99.1	October 14, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.9*	Employment Agreement, effective as of April 2, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Jeanne M. Lazar

10.10*	First Amendment to Employment Terms, as of November 28, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P., and Jeanne M. Lazar

10.11	Amended and Restated Employment Agreement, effective as of January 1, 2010, between MPG Office Trust, Inc., MPG Office, L.P. and Peggy M. Moretti	10-K	001-31717	10.8	March 16, 2011

10.12*	First Amendment to Amended and Restated Employment Agreement, as of June 29, 2012, between MPG Office Trust, Inc., MPG Office, L.P. and Peggy M. Moretti

10.13*	Second Amendment to Amended and Restated Employment Agreement, as of November 28, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Peggy M. Moretti

10.14	Employment Letter, effective as of March 1, 2011, between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton	8-K	001-31717	99.1	February 17, 2012

10.15	Amended and Restated Employment Letter, effective as of February 14, 2012, between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton	8-K	001-31717	99.2	February 17, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.16	First Amendment to Amended and Restated Employment Letter, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton	10-Q	001-31717	10.3	August 9, 2012

10.17	Second Amended and Restated Employment Terms, effective as of November 28, 2012, between MPG Office Trust, Inc., MPG Office, L.P., and Christopher M. Norton	8-K	001-31717	99.2	November 30, 2012

10.18	Employment Letter, effective as of December 31, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	10-K	001-31717	10.6	March 16, 2011

10.19	First Amendment to Amended and Restated Employment Letter, as of February 14, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	8-K	001-31717	99.3	February 17, 2012

10.20	Second Amendment to Amended and Restated Employment Letter, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	10-Q	001-31717	10.2	August 9, 2012

10.21	Separation Agreement, effective as of September 11, 2012, between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	8-K	001-31717	99.1	September 11, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.22	Amended and Restated Employment Terms, effective as of December 31, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Peter K. Johnston	10-K	001-31717	10.8	March 16, 2009

10.23	Separation Agreement as of January 11, 2013, by and between MPG Office Trust, Inc. MPG Office, L.P. and Peter K. Johnston	8-K	001-31717	99.1	January 11, 2013

10.24	Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Services, Inc. and MPG Office, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.25	First Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	10.2	July 27, 2009

10.26	Second Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	99.1	February 8, 2011

10.27	Third Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	99.1	April 29, 2011

10.28	Fourth Amendment to Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. dated June 15, 2012	10-Q	001-31717	10.4	August 9, 2012

10.29	MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.30	MPG Office Trust, Inc. Retention Bonus Plan	8-K	001-31717	99.3	November 30, 2012

10.31	Form of Retention Bonus Plan Participation Notice	8-K	001-31717	99.4	November 30, 2012

10.32	MPG Office Trust, Inc. Director Stock Plan	8-K	001-31717	10.1	July 27, 2009

10.33*	MPG Office Trust, Inc. Severance Plan

10.34	Restricted Stock Agreement, effective as of November 24, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	November 24, 2010

10.35	Non-Qualified Stock Option Agreement, effective as of November 21, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.2	November 22, 2010

10.36	Form of Restricted Stock Units Agreement	10-K	001-31717	10.20	March 15, 2012

10.37	Form of Non-Qualified Stock Option Agreement	10-K	001-31717	10.18	March 16, 2011

10.38	Second Amended and Restated Agreement of Limited Partnership of MPG Office, L.P.	10-Q	001-31717	99.1	August 10, 2010

10.39	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and MPG Office, L.P., dated as of November 11, 2002, as amended effective May 31, 2003	10-K	001-31717	10.25	March 31, 2010

10.40	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and MPG Office, L.P., dated as of November 8, 2002, as amended effective May 31, 2003	10-K	001-31717	10.27	March 31, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.41	Registration Rights Agreement, dated as of June 27, 2003, by and among MPG Office Trust, Inc., MPG Office, L.P. and the persons named therein	10-Q	001-31717	99.2	August 10, 2010

10.42	Air Space Lease between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November 1997 and Estoppel Certificate, Consent and Amendment dated March 2001	S-11/A	333-101170	10.23	February 5, 2003

10.43	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, between Macquarie Office II LLC and MPG Office, L.P.	8-K	001-31717	10.1	January 11, 2006

10.44	Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC by and among Maguire MO Manager, LLC, Macquarie Office II LLC, MPG Office, L.P. and Maguire Macquarie Management, LLC, dated as of November 30, 2007	10-K	001-31717	10.32	March 31, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.45	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of February 9, 2010	10-K	001-31717	10.33	March 31, 2010

10.46	Right of First Opportunity Agreement, dated as of January 5, 2006, between Macquarie Office Management Limited and MPG Office, L.P.	8-K	001-31717	10.8	January 11, 2006

10.47*††	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender

10.48*††	Loan Agreement, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.

10.49	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.50	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.51	Guaranty Agreement, dated as of August 7, 2006, by MPG Office, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.52	Omnibus Amendment to Loan Documents, dated as of July 2, 2010, by and among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, as Borrower, MPG Office, L.P., as Manager and Guarantor, and Bank of America, National Association, as Lender	8-K	001-31717	99.1	July 7, 2010

10.53*††	Loan Agreement, dated as of September 12, 2007, between Maguire Properties – 355 S. Grand, LLC, as Borrower, and Eurohypo AG, New York Branch, as Lender

10.54	First Amendment to Loan Agreement and Reaffirmation of Loan Documents dated July 9, 2012 by and among Maguire Properties – 355 S. Grand, LLC, the lender parties thereto, and Eurohypo AG, New York Branch	10-Q	001-31717	10.5	August 9, 2012

10.55	Amended and Restated Cash Management Agreement dated as of July 9, 2012 among Maguire Properties – 355 S. Grand, LLC, Eurohypo AG, New York Branch, Bank of the West and MPG Office, L.P.	10-Q	001-31717	10.6	August 9, 2012

10.56*††	Loan Agreement, dated as of October 10, 2006, between Maguire Properties – 777 Tower, LLC and Bank of America, N.A.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.57	Promissory Note, dated as of October 10, 2006, between Maguire Properties – 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

10.58	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 26, 2003, among Library Square Associates, LLC, as Borrower, Commonwealth Land Title Company, as Trustee, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.4	August 10, 2010

10.59	Framework Agreement by and among MPG Office, L.P., Macquarie Office II LLC, and BCSP VI Portfolio Acquisition LLC dated October 28, 2011	8-K	001-31717	99.1	October 31, 2011

10.60	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 28, 2011, by and between Maguire Properties – Denver Center, LLC and BCSP Denver Property LLC	8-K	001-31717	99.2	October 31, 2011

10.61	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 28, 2011, by and between Maguire Properties – San Diego Tech Center, LLC and BCSP SDTC Property LLC	8-K	001-31717	99.3	October 31, 2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant as of December 31, 2012

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer dated March 15, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer dated March 15, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal
Executive Officer and
Principal Accounting
Officer dated
March 15, 2013 pursuant
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

We have not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of our total assets. Copies of such agreements will be provided to the U.S. Securities and Exchange Commission (the “SEC”) upon request.

(b)	Exhibits Required by Item 601 of Regulation S-K

See Item 3 above.

(c)	Financial Statement Schedules

See Item 2 above.
__________

*	Filed herewith.

**	Furnished herewith.

†	Pursuant to Regulation S-K 601(b)(2), we have not filed exhibits and schedules related to this agreement. Copies of such exhibits and schedules will be furnished supplementary to the SEC upon request.

††	Confidential treatment has been requested with respect to certain portions of this agreement.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: As of	March 15, 2013

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ JEANNE M. LAZAR
Jeanne M. Lazar
Chief Accounting Officer
(Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: As of	March 15, 2013	By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein President, Chief Executive Officer and Director (Principal executive officer)

	March 15, 2013	By:	/s/ JEANNE M. LAZAR
Jeanne M. Lazar Chief Accounting Officer (Principal financial and accounting officer)

	March 15, 2013	By:	/s/ PAUL M. WATSON
Paul M. Watson Chairman of the Board

	March 15, 2013	By:	/s/ ROBERT M. DEUTSCHMAN
Robert M. Deutschman Director

	March 15, 2013	By:	/s/ CHRISTINE N. GARVEY
Christine N. Garvey Director

	March 15, 2013	By:	/s/ MICHAEL J. GILLFILLAN
Michael J. Gillfillan Director

	March 15, 2013	By:	/s/ EDWARD J. RATINOFF
Edward J. Ratinoff Director

	March 15, 2013	By:	/s/ JOSEPH P. SULLIVAN
Joseph P. Sullivan Director

	March 15, 2013	By:	/s/ GEORGE A. VANDEMAN
George A. Vandeman Director