Form 10-Q
period 2013-03-31
MPG Office Trust, Inc.
filed 2013-05-09
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2013
Common Stock, $0.01 par value per share	57,334,529 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012	2
	Consolidated Statements of Comprehensive (Loss)/Income (unaudited) for the three months ended March 31, 2013 and 2012	4
	Consolidated Statement of Deficit (unaudited) for the three months ended March 31, 2013	5
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	52
Item 4.	Controls and Procedures.	53

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	54
Item 1A.	Risk Factors.	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	58
Item 3.	Defaults Upon Senior Securities.	58
Item 4.	Mine Safety Disclosures.	58
Item 5.	Other Information.	58
Item 6.	Exhibits.	59
Signatures		60

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate:
Land	$145,013	$186,196
Buildings and improvements	979,785	1,239,069
Land held for development	45,155	45,155
Tenant improvements	200,384	237,118
Furniture, fixtures and equipment	1,703	2,032
	1,372,040	1,709,570
Less: accumulated depreciation	(452,824)	(541,614)
Investments in real estate, net	919,216	1,167,956

Cash and cash equivalents	144,951	151,664
Restricted cash	34,678	40,810
Rents, deferred rents and other receivables, net	41,156	46,871
Deferred charges, net	49,249	57,247
Other assets	5,173	2,311
Assets associated with real estate held for sale	256,106	—
Total assets	$1,450,529	$1,466,859

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans	$1,686,173	$1,949,739
Accounts payable and other liabilities	30,173	35,442
Obligations associated with real estate held for sale	264,745	—
Total liabilities	1,981,091	1,985,181

Deficit:
Stockholders’ Deficit:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 liquidation preference, 50,000,000 shares authorized; 9,730,370 shares issued and outstanding as of March 31, 2013 and December 31, 2012	97	97
Common stock, $0.01 par value, 100,000,000 shares authorized; 57,308,529 and 57,199,596 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	573	572
Additional paid-in capital	605,168	608,588
Accumulated deficit and dividends	(1,134,085)	(1,121,667)
Accumulated other comprehensive income	381	542
Total stockholders’ deficit	(527,866)	(511,868)
Noncontrolling Interests:
Accumulated deficit and dividends	(2,696)	(6,454)
Total deficit	(530,562)	(518,322)
Total liabilities and deficit	$1,450,529	$1,466,859

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenue:
Rental	$26,230	$26,325
Tenant reimbursements	12,815	12,848
Parking	5,500	5,715
Management, leasing and development services	108	1,156
Interest and other	362	13,170
Total revenue	45,015	59,214

Expenses:
Rental property operating and maintenance	10,362	10,466
Real estate taxes	4,055	3,929
Parking	1,439	1,500
General and administrative	5,982	5,671
Other expense	65	195
Depreciation and amortization	11,901	12,476
Impairment of long-lived assets	—	2,121
Interest	22,206	26,515
Total expenses	56,010	62,873

Loss from continuing operations before equity in net income of unconsolidated joint venture	(10,995)	(3,659)
Equity in net income of unconsolidated joint venture	—	14,229
(Loss) income from continuing operations	(10,995)	10,570

Discontinued Operations:
Loss from discontinued operations before gains on settlement of debt and sale of real estate	(1,454)	(18,432)
Gains on settlement of debt	—	13,136
Gains on sale of real estate	—	5,192
Loss from discontinued operations	(1,454)	(104)

Net (loss) income	(12,449)	10,466
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	43	(657)
Net (loss) income attributable to MPG Office Trust, Inc.	(12,406)	9,809
Preferred stock dividends	(4,637)	(4,637)
Net (loss) income available to common stockholders	$(17,043)	$5,172

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.27)	$0.10
Loss from discontinued operations	(0.02)	—
Net (loss) income available to common stockholders per share – basic	$(0.29)	$0.10
Weighted average number of common shares outstanding – basic	58,086,416	51,048,621

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.27)	$0.10
Loss from discontinued operations	(0.02)	—
Net (loss) income available to common stockholders per share – diluted	$(0.29)	$0.10
Weighted average number of common and common equivalent shares – diluted	58,086,416	51,758,710

Amounts attributable to MPG Office Trust, Inc.:
(Loss) income from continuing operations	$(10,956)	$9,901
Loss from discontinued operations	(1,450)	(92)
	$(12,406)	$9,809

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net (loss) income	$(12,449)	$10,466

Other comprehensive (loss) income:
Derivative transactions:
Derivative holding gains, net	—	4,137
Reclassification adjustments included in net (loss) income	(161)	(477)
Other comprehensive (loss) income	(161)	3,660

Comprehensive (loss) income	(12,610)	14,126
Comprehensive loss (income) attributable to common units of the Operating Partnership	31	(1,592)
Comprehensive (loss) income attributable to MPG Office Trust, Inc.	$(12,579)	$12,534

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumu-lated Deficit and Dividends	Accumu- lated Other Compre- hensive Income	Non- controlling Interests	Total Deficit
	Preferred Stock	Common Stock

Balance, December 31, 2012	9,730,370	57,199,596	$97	$572	$608,588	$(1,121,667)	$542	$(6,454)	$(518,322)
Net loss						(12,406)		(43)	(12,449)
Adjustment for preferred dividends not declared						(12)		12	—
Other comprehensive loss							(161)	—	(161)
Share-based compensation		99,931		1	459				460
Repurchase of common stock		(25,998)		—	(90)				(90)
Redemption of common units of the Operating Partnership		35,000		—	(3,789)			3,789	—
Balance, March 31, 2013	9,730,370	57,308,529	$97	$573	$605,168	$(1,134,085)	$381	$(2,696)	$(530,562)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(12,449)	$10,466
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities (including discontinued operations):
Equity in net income of unconsolidated joint venture	—	(14,229)
Depreciation and amortization	14,111	22,052
Impairment of long-lived assets	—	2,121
Gains on settlement of debt	—	(13,136)
Gains on sale of real estate	—	(5,192)
Deferred rent expense	(7)	521
Provision for doubtful accounts	94	348
Revenue recognized related to acquired below-market leases, net of acquired above-market leases	(916)	(2,370)
Straight line rent	(915)	(252)
Compensation cost for share-based awards	518	444
Amortization of deferred financing costs	814	1,740
Unrealized gain due to hedge ineffectiveness	—	(313)
Changes in assets and liabilities:
Rents and other receivables	(168)	(381)
Deferred leasing costs	(689)	(974)
Other assets	(4,145)	(2,838)
Accounts payable and other liabilities	354	8,778
Net cash (used in) provided by operating activities	(3,398)	6,785
Cash flows from investing activities:
Proceeds from disposition of real estate	—	14,000
Distributions received from unconsolidated joint venture, net	—	25,905
Expenditures for improvements to real estate	(1,797)	(1,823)
Decrease in restricted cash	2,277	3,975
Net cash provided by investing activities	480	42,057
Cash flows from financing activities:
Principal payments on:
Mortgage loans	(3,727)	(135)
Capital leases	(68)	(85)
Other financing activities	—	158
Net cash used in financing activities	(3,795)	(62)
Net change in cash and cash equivalents	(6,713)	48,780
Cash and cash equivalents at beginning of period	151,664	117,969
Cash and cash equivalents at end of period	$144,951	$166,749

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,165	$38,673
Cash paid for income taxes	1,325	600

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loan and related interest satisfied in connection with foreclosure	$—	$109,836
Increase in fair value of interest rate swap	—	4,137
Accrual for cash-settled equity awards	504	—
Fair value of common stock issued in redemption of noncontrolling common units of the Operating Partnership	106	—
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	—	56

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.8% interest, and the subsidiaries of the Operating Partnership, including MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Company”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of March 31, 2013, the Operating Partnership indirectly owns six office properties, and on- and off-site parking garages (the “Total Portfolio”). We hold an approximate 99.8% interest in the Operating Partnership, and therefore do not completely own the Total Portfolio. The aggregate square footage of the Total Portfolio has not been reduced to reflect our limited partners’ 0.2% share of the Operating Partnership.

As of March 31, 2013, the Total Portfolio included the following:

•	Five office properties located in the LACBD totaling 6.4 million square feet that were 78.0% leased;

•	One office property located in Pasadena, California totaling 0.2 million square feet that was 100.0% leased; and

•	Parking garages located in the LACBD totaling 2.6 million square feet, which accommodate 8,057 vehicles.

We directly manage the properties in the Total Portfolio through the Operating Partnership and/or the Services Company. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking garages.

On April 24, 2013, the Company and the Operating Partnership entered into a definitive merger agreement pursuant to which a newly formed fund controlled by Brookfield Office Properties Inc. (“Brookfield”) agreed to acquire the Company. The merger is expected to close in the third quarter of 2013. The completion of the merger transaction is subject to approval of the Company’s common stockholders, receipt of certain consents from the Company’s lenders and other customary closing conditions. See Note 14 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of MPG Office Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership as of and for the periods presented have been included. Our results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

Effective December 31, 2012, we adopted the provisions of Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. We elected to present this information as a single note to the financial statements. See Note 8 “Accumulated Other Comprehensive Income.” The adoption had no impact on our previously reported earnings or earnings per share.

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

As of March 31, 2013, US Bank Tower and the Westlawn off-site parking garage are classified as held for sale. As of December 31, 2012, none of our properties were classified as held for sale. See Note 11 “Discontinued Operations and Assets Held for Sale.”

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations. Additionally, we reclassified (i) deferred rents to rents, deferred rents and other receivables, net; (ii) deferred leasing costs, the value of in-place leases, net and deferred loan costs, net to deferred charges, net; and (iii) acquired below market leases, net to accounts payable and other liabilities to conform to the 2013 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from such estimates.

The balance sheet data as of December 31, 2012 has been derived from our audited financial statements; however, the accompanying notes to the consolidated financial statements do not include all disclosures required by GAAP.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Potential Uses of Liquidity—

The following are the significant potential uses of our cash in the near term:

Payments in Connection with Loans—

Debt Service. As of March 31, 2013, we had $1.9 billion of debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During the three months ended March 31, 2013, we made debt service payments totaling $26.9 million. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. Cash is distributed to us only after funding of improvement, leasing and maintenance reserves (as applicable) and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, excess operating cash flow from KPMG Tower is being swept by the lender to reduce the principal balance of the mortgage loan. During the three months ended March 31, 2013, the lender applied $3.6 million of the property’s excess operating cash flow to reduce the principal balance of the KPMG Tower mortgage loan.

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

As of March 31, 2013, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$361.4
777 Tower	273.0
US Bank Tower (1)	260.0
Principal payable at maturity	$894.4
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Provided the transaction closes as expected, the $260.0 million loan balance will be repaid at closing using proceeds from the transaction.

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

sweeps and lockboxes. These fees and cash flow restrictions will affect our ability to fund our other uses. The terms of the extensions or refinancings may also include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

Note 4—Rents, Deferred Rents and Other Receivables, Net

Rents, deferred rents and other receivables are presented net of an allowance for doubtful accounts of $0.9 million and $0.8 million as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013 and 2012, we recorded a provision for doubtful accounts of $0.1 million and $0.3 million, respectively.

Note 5—Investment in Unconsolidated Joint Venture

On March 30, 2012, the Company, together with Charter Hall Office REIT (“Charter Hall”), sold its interests in Wells Fargo Center – Denver and San Diego Tech Center (both joint venture properties in which we owned a 20% interest) to affiliates of Beacon Capital Partners, LLC (“Beacon Capital”). Subsequent to the property dispositions, Charter Hall sold its 80% interest in the joint venture to an affiliate of Beacon Capital. We received net proceeds from these transactions totaling $25.9 million.

We received a $6.0 million payment from Beacon Capital in consideration for terminating our right to receive certain fees from the joint venture following the closing date of the transactions. We deferred recognition of $1.0 million of the consideration received during the three months ended March 31, 2012, representing prepaid revenue for the property management services and recorded $5.0 million of the consideration received as part of other income in the consolidated statement of operations.

Additionally, as a result of the disposition of the two properties noted above, during the three months ended March 31, 2012 we recorded $5.0 million as part of other income in the consolidated statement of operations to accelerate the difference between the carrying amount of the investment in the consolidated balance sheet and the underlying equity in those assets.

On December 21, 2012, we sold our 20% interest in the joint venture to an affiliate of Beacon Capital. We no longer have an ownership interest in the joint venture. During the three months ended March 31, 2012, we earned $1.1 million of revenue from the joint venture, which was recorded as part of management, leasing and development services in the consolidated statement of operations.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Mortgage Loans

Our debt is as follows (in thousands, except percentages):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	March 31, 2013	December 31, 2012
Variable-Rate Debt
Plaza Las Fuentes mortgage loan (1)	8/9/2016	4.50%	$32,885	$33,031
KPMG Tower A-Note (2)	10/9/2013	3.20%	317,219	320,800
KPMG Tower B-Note (3)	10/9/2013	5.30%	44,200	44,200
Total variable-rate debt			394,304	398,031

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
US Bank Tower (4)	7/1/2013	4.66%	260,000	260,000
Plaza Las Fuentes mezzanine loan	8/9/2016	9.88%	11,250	11,250
Total fixed-rate debt			1,552,250	1,552,250

Total debt			1,946,554	1,950,281
Less: mortgage loan associated with real estate held for sale (4)			(260,000)	—
Total debt – continuing operations			1,686,554	1,950,281
Debt discount			(381)	(542)
Total debt – continuing operations, net			$1,686,173	$1,949,739
__________

(1)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50%.

(2)	This loan bears interest at LIBOR plus 3.00%.

(3)	This loan bears interest at LIBOR plus 5.10%.

(4)
On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Provided the transaction closes as expected, the $260.0 million loan balance will be repaid at closing using proceeds from the transaction.

As of March 31, 2013 and December 31, 2012, one-month LIBOR was 0.20% and 0.21%, respectively. The weighted average interest rate of our debt was 5.03% as of March 31, 2013 and December 31, 2012.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2013, our debt to be repaid in the next five years is as follows (in thousands):

2013 (1)	$894,846
2014	600
2015	627
2016	500,481
2017	550,000
$1,946,554
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Provided the transaction closes as expected, the $260.0 million loan balance will be repaid at closing using proceeds from the transaction.

Other than our Plaza Las Fuentes mortgage loan, our debt requires the payment of interest only until maturity. We make monthly principal payments on our Plaza Las Fuentes mortgage loan, based on a 30-year amortization table. Monthly principal payments are not required on our KPMG Tower mortgage loan. However, excess operating cash flow from KPMG Tower is being swept by the lender to reduce the principal balance of the mortgage loan. During the three months ended March 31, 2013, the lender applied $3.6 million of the property’s excess operating cash flow to reduce the principal balance of the KPMG Tower mortgage loan.

As of March 31, 2013, $32.9 million of our debt may be prepaid without penalty, $991.0 million may be defeased after various lock-out periods (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreements) at our option, $361.4 million may be prepaid with prepayment penalties, and $11.3 million is locked out from prepayment until June 30, 2013.

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

As of March 31, 2013, to our knowledge the Company had not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount the Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $1.9 billion as of March 31, 2013 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to the Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from the Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Except for contingent obligations of the Operating Partnership, the separate assets and liabilities of our special purpose property-owning subsidiaries are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity, respectively.

Note 7—Noncontrolling Interests

Noncontrolling common units of the Operating Partnership relate to the interest in the Operating Partnership that is not owned by MPG Office Trust, Inc. and are presented as noncontrolling interests in the deficit section of the consolidated balance sheet.

On January 30, 2013, we issued 35,000 shares of common stock to Thomas MPG Holding, LLC in exchange for 35,000 non-controlling common units redeemed by the limited partner. We received no cash or other consideration for the noncontrolling common units redeemed.

The following table sets forth the number of noncontrolling common units of the Operating Partnership outstanding and the aggregate redemption value of those units based on the closing market price of our common stock on the New York Stock Exchange (“NYSE”) as well as the ownership interest of those units in the Operating Partnership on each respective date:

	March 31, 2013	December 31, 2012
Outstanding noncontrolling common units of the Operating Partnership	135,526	170,526
Ownership interest in MPG Office, L.P. of outstanding noncontrolling common units	0.2%	0.3%
Aggregate redemption value of outstanding noncontrolling common units of the Operating Partnership (in millions)	$0.4	$0.5

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

During the three months ended March 31, 2013 and 2012, our limited partners’ weighted average share of our net (loss) income was 0.3% and 11.3%, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Accumulated Other Comprehensive Income

A summary of the changes in accumulated other comprehensive income related to our cash flow hedges for the three months ended March 31, 2013 is as follows (in thousands):

Balance, December 31, 2012	$542
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income (1)	(161)
Net current-period other comprehensive loss	(161)
Balance, March 31, 2013	$381
___________

(1)	All amounts reclassified out of accumulated other comprehensive income are included as part of interest expense in the consolidated statement of operations.

Note 9—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

Share-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations during the three months ended March 31, 2013 and 2012 was $0.5 million and $0.4 million, respectively.

The unrecognized share-based compensation cost related to unvested share-based payments expected to be recognized in the consolidated statement of operations is as follows (in thousands, except year amounts):

	March 31, 2013	Remaining Weighted Average Vesting Period
Cash-settled awards	$1,560	2.3 years
Equity-settled awards	1,349	1.2 years
	$2,909	1.8 years

Note 10—Earnings per Share

Basic net income or loss available to common stockholders is computed by dividing reported net income or loss available to common stockholders by the weighted average number of common and contingently issuable shares outstanding during each period. As discussed in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 18, 2013, we do not issue common stock in settlement of vested restricted stock unit awards until the earliest to occur of (1) the second, third or fifth anniversary of the grant date, depending upon the vesting period per the grant agreement, (2) the occurrence of a change in control (as defined in the underlying grant agreements), or (3) the recipient’s separation from service. In accordance with the provisions of FASB Codification Topic 260, Earnings Per Share, we include vested restricted stock units in the calculation of basic income or loss per share since the shares will be issued for no cash consideration, and all the necessary conditions for issuance have been satisfied as of the vesting date.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net (loss) income per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net (loss) income attributable to MPG Office Trust, Inc.	$(12,406)	$9,809
Preferred stock dividends	(4,637)	(4,637)
Net (loss) income available to common stockholders	$(17,043)	$5,172

Denominator:
Weighted average number of common shares outstanding – basic	58,086,416	51,048,621
Effect of dilutive securities:
Nonqualified stock options	—	391,634
Nonvested restricted stock units	—	317,638
Nonvested restricted common stock	—	817
Weighted average number of common and common equivalent shares – diluted	58,086,416	51,758,710
Net (loss) income available to common stockholders per share – basic	$(0.29)	$0.10
Net (loss) income available to common stockholders per share – diluted	$(0.29)	$0.10

The following common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Nonvested restricted stock units	661,115	—
Nonqualified stock options	783,935	—
Nonvested restricted common stock	—	—

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Discontinued Operations and Assets Held for Sale

Discontinued Operations

The results of operations of US Bank Tower and the Westlawn off-site parking garage are reflected in the consolidated statements of operations as discontinued operations for all periods presented. Additionally, Two California Plaza, 3800 Chapman, 500 Orange Tower, Glendale Center, Stadium Towers Plaza, Brea Corporate Place, Brea Financial Commons, 700 North Central and 801 North Brand are reflected in the consolidated statement of operations as discontinued operations for the three months ended March 31, 2012. The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenue:
Rental	$4,642	$19,656
Tenant reimbursements	2,433	6,276
Parking	1,161	3,011
Interest and other	2	3,392
Total revenue	8,238	32,335

Expenses:
Rental property operating and maintenance	2,924	8,269
Real estate taxes	1,067	3,139
Parking	355	639
Other expense	—	1,209
Depreciation and amortization	2,210	9,576
Interest	3,136	27,935
Total expenses	9,692	50,767

Loss from discontinued operations before gains on settlement of debt and sale of real estate	(1,454)	(18,432)
Gains on settlement of debt	—	13,136
Gains on sale of real estate	—	5,192
Loss from discontinued operations	$(1,454)	$(104)

Interest expense included in discontinued operations relates to interest on mortgage loans secured by disposed properties or properties held for sale.

Assets Held for Sale

On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off‑site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. The buyer has made a $7.5 million non-refundable deposit. Net proceeds from the transaction are expected to be approximately $103 million.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2013, US Bank Tower and the Westlawn off-site parking garage were classified as held for sale. The major classes of assets and liabilities of real estate held for sale were as follows (in thousands):

March 31, 2013
Investments in real estate, net	$239,453
Rents, deferred rents and other receivables, net	6,677
Other assets	9,976
Assets associated with real estate held for sale	$256,106

Mortgage loan	$260,000
Accounts payable and other liabilities	4,745
Obligations associated with real estate held for sale	$264,745

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

We recorded the following tax (benefit) provision as part of other expense in the consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Tax (benefit) expense recorded by:
MPG Office Trust, Inc.	$—	$—
TRS entities	(4)	130
	$(4)	$130

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

MPG Office Trust, Inc. and certain of our TRS entities had the following net operating loss (“NOL”) carryforwards (in millions, except years):

	Earliest Expiration Year	December 31, 2012
Federal: (1)
MPG Office Trust, Inc.	2028	$715
TRS entities (2) (3)	2027	130
		$845
State: (1)
MPG Office Trust, Inc.	2017	$827
TRS entities (2) (3)	2014	62
		$889
_________

(1)	We recorded a full valuation allowance against these deferred tax assets since we did not expect to realize any of our NOL carryforwards as of March 31, 2013.

(2)
While we are still determining what business activities will be conducted at our TRS entities in the future, it is not likely that we will utilize any of the December 31, 2012 NOL carryforwards at these entities.

(3)	Subsequent to March 31, 2013, we liquidated one of our TRS entities. See Note 14 “Subsequent Events.”

These amounts can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In the absence of distributions to stockholders, our NOL carryforwards may fully offset REIT taxable income for federal income tax purposes. Our ability to use NOL carryforwards in 2013 and future years could be negatively impacted by changes in ownership of the Company, as defined under Section 382 of the Code (which generally limits the amount of NOL carryforwards that may be used on an annual basis in post-change tax years), or by legislative action within the jurisdictions in which we own property. As of March 31, 2013, all of our properties are located within the State of California. Under prior California law, NOL carryforwards were suspended in 2002, 2003 and from 2008 through 2011 and could not be used to offset taxable income for California franchise tax purposes in such tax years.

Note 13—Financial Instruments

Derivative Financial Instruments

Interest rate fluctuations may impact our results of operations and cash flow. Some of our mortgage loans bear interest at a variable rate. To minimize the volatility that changes in interest rates have on our variable-rate debt, we entered into interest rate swap and cap agreements with major financial institutions based on their credit rating and other factors. We do not trade in financial instruments for speculative purposes. Our derivatives are designated as cash flow hedges. The effective portion of changes in the fair value of cash flow hedges is initially reported in other accumulated comprehensive income in the consolidated balance sheet and is recognized as part of interest expense in the consolidated statement of operations when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized as part of interest expense in the consolidated statement of operations in the current period.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements was as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations	Location of Gain Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the three months ended:
March 31, 2012	$4,137	$313	Interest expense

Interest Rate Swap—

Prior to August 9, 2012, we held an interest rate swap with a notional amount of $425.0 million, of which $400.0 million was assigned to the KPMG Tower mortgage loan. We recorded unrealized gains totaling $0.3 million as part of continuing operations during the three months ended March 31, 2012 due to hedge ineffectiveness related to this swap. Our interest rate swap expired on August 9, 2012.

Interest Rate Caps—

We held an interest rate cap with a notional amount of $33.6 million as of March 31, 2013 and December 31, 2012 whose fair value was immaterial.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, and accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value and the carrying amount of our mortgage and mezzanine loans (excluding any mortgage loan associated with real estate held for sale) are as follows (in millions):

March 31, 2013
Estimated fair value	$1,233
Carrying amount	1,687

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Subsequent Events

TRS Entity Liquidation—

On April 23, 2013, MPG TRS Holdings II, Inc. was liquidated for purposes of Section 331 of the Code as a result of being merged with and into its parent.

Proposed Merger Transaction—

On April 24, 2013, the Company and the Operating Partnership entered into a definitive merger agreement pursuant to which a newly formed fund, Brookfield DTLA Holdings L.P., a Delaware limited partnership (“Brookfield DTLA”), controlled by Brookfield agreed to acquire the Company. The Company will merge with and into Brookfield DTLA Fund Office Trust Inc., a Maryland corporation (“REIT Merger Sub”), with REIT Merger Sub surviving. Brookfield DTLA will have the option, in its sole discretion and without requiring further consent, to request that the Company agree to change the direction of the merger so that the Company is the surviving entity. The agreement also provides for a merger of Brookfield DTLA Fund Properties LLC, a Maryland limited liability company (“Partnership Merger Sub”), with and into the Operating Partnership, with the Operating Partnership surviving the partnership merger.

Under the terms of the merger agreement, each issued and outstanding share of our common stock will be automatically converted into, and canceled in exchange for, the right to receive $3.15, without interest and subject to applicable withholdings, (the “merger consideration”) in cash at the closing of the merger. Each issued and outstanding share of restricted common stock will cease to be subject to forfeiture and will be canceled in exchange for the right to receive the merger consideration. Each issued and outstanding restricted stock unit shall receive the merger consideration per share for each outstanding restricted stock unit. Each Company stock option granted under a Company plan, whether or not then exercisable, will be canceled in exchange for the right to receive the excess, if any, of the merger consideration over the exercise price per share of such Company stock option. If the exercise price per share of any such Company stock option is equal to or greater than the merger consideration, such Company stock option will be canceled without payment.

Additionally, a subsidiary of Brookfield will commence a tender offer to purchase, subject to certain conditions, all of our outstanding Series A preferred stock for $25.00 per share in cash, without interest. Any Series A preferred stock that is not tendered will be converted in the merger into new preferred shares of Brookfield DTLA Fund Office Trust Investor Inc., a Maryland corporation (“Sub REIT”) with rights, terms and conditions substantially identical to the rights terms and conditions of the outstanding Series A preferred stock. If more than 66.6% of the outstanding Series A preferred stock is tendered, then Brookfield will have the right to convert all of the untendered Series A preferred stock at $25.00 per share in cash, without interest, but only if such conversion complies with applicable law and the Company’s charter in all respects at the time of conversion.

In connection with the merger agreement, Brookfield has entered into a guarantee with respect to the obligations of its affiliates under the merger agreement, including the full performance and payment of all of the payment and/or monetary obligations and liabilities arising under or in connection with the merger agreement and the transactions contemplated thereby.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The merger is expected to close in the third quarter of 2013. The completion of the merger is subject to customary closing conditions, including, among others: (i) Company stockholder approval in accordance with Maryland General Corporation Law and the Company’s charter; (ii) no material adverse effect (as defined in the merger agreement); and (iii) the obtaining of certain lender consents.

The Company and Brookfield DTLA have made certain customary representations, warranties and covenants in the merger agreement. The Company, among other things, subject to certain exceptions, covenanted: (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the merger agreement and the consummation of the merger; and (ii) to not solicit, initiate or facilitate the making, submission or announcement of any acquisition proposal, or any proposal or offer that would reasonably be expected to lead to an acquisition proposal, or provide confidential information in connection with, any acquisition proposal.

The merger agreement contains certain termination rights for both the Company and Brookfield DTLA, including, among other bases for termination and subject to certain exceptions, if the mergers have not been consummated on or before August 15, 2013 (subject to certain extension rights) and if the requisite approval of the Company’s common stockholders is not obtained. The merger agreement grants the Brookfield DTLA a termination right if, prior to Company stockholder approval, the Company’s board of directors makes an adverse recommendation change (as defined in the merger agreement). The merger agreement grants the Company a termination right, subject to certain exceptions, if the Company has received a superior proposal (as defined in the merger agreement), and the Company’s board of directors has determined in good faith that the failure to accept such superior proposal is reasonably likely to be inconsistent with the members of the board of directors’ legal duties. The merger agreement provides that, in connection with the termination of the merger agreement under specified circumstances, the Company may be required to pay to Brookfield DTLA a termination fee of $17.0 million and/or reimburse Brookfield DTLA’s third-party transaction expenses up to an amount equal to $6.0 million. The Company is also required to pay Brookfield DTLA a no-vote termination fee of $4.0 million and the expense reimbursement if either Brookfield DTLA or the Company exercises its termination right because approval of the Company’s common stockholders is not obtained at the Company stockholder meeting. The termination fee may be reduced by the amount of any no-vote termination fee paid to Brookfield DTLA in certain circumstances.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Merger-Related Litigation—

Following the announcement of the merger, a putative class action lawsuit captioned Kim v. MPG Office Trust, Inc., et al., No. 24-C-13-002600, was filed in the Circuit Court of the State of Maryland in Baltimore, and two putative class action lawsuits captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342, and Masih v. MPG Office Trust, Inc., et al., No. BC507962, were filed in the Superior Court of the State of California in Los Angeles County. The complaints name as defendants MPG Office Trust, Inc., the members of its board of directors, MPG Office, L.P., Brookfield Office Properties Inc., Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties LLC and Brookfield DTLA Inc., and allege that the MPG directors breached their fiduciary duties in connection with the proposed merger by failing to maximize the value of MPG and ignoring or failing to protect against conflicts of interest, and that the Brookfield defendants, and in the case of the Maryland action, MPG Office, L.P., aided and abetted those breaches of fiduciary duty. The complaints do not allege a cause of action against MPG Office Trust, Inc., and the California complaints do not allege a cause of action against MPG Office, L.P. The complaints seek an injunction against the proposed merger, rescission or rescissory damages in the event it has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.8% interest, and the subsidiaries of the Operating Partnership, including MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Company”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of March 31, 2013, the Operating Partnership indirectly owns six office properties, and on‑ and off-site parking garages (the “Total Portfolio”). We hold an approximate 99.8% interest in the Operating Partnership, and therefore do not completely own the Total Portfolio. The aggregate square footage of the Total Portfolio has not been reduced to reflect our limited partners’ 0.2% share of the Operating Partnership.

As of March 31, 2013, the Total Portfolio included the following:

•	Five office properties located in the LACBD totaling 6.4 million square feet that were 78.0% leased;

•	One office property located in Pasadena, California totaling 0.2 million square feet that was 100.0% leased; and

•	Parking garages located in the LACBD totaling 2.6 million square feet, which accommodate 8,057 vehicles.

We directly manage the properties in the Total Portfolio through the Operating Partnership and/or the Services Company. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking garages.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On April 24, 2013, the Company and the Operating Partnership entered into a definitive merger agreement pursuant to which a newly formed fund controlled by Brookfield Office Properties Inc. (“Brookfield”) agreed to acquire the Company. The merger is expected to close in the third quarter of 2013. The completion of the merger transaction is subject to approval of the Company’s common stockholders, receipt of certain consents from the Company’s lenders and other customary closing conditions. See “Subsequent Events.” For a discussion of risks associated with the proposed merger, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Future sources of significant cash are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. In addition, our inability to secure adequate sources of liquidity could lead to our eventual insolvency. For a further discussion of risks associated with loan defaults, economic conditions, our liquidity position and our substantial indebtedness, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unrestricted and Restricted Cash—

A summary of our cash position as of March 31, 2013 is as follows (in millions):

Unrestricted cash and cash equivalents	$144.9
Restricted cash:
Leasing and capital expenditure reserves (1)	17.1
Tax, insurance and other working capital reserves	5.1
Prepaid rent reserves	10.9
Collateral accounts	1.6
Total restricted cash	34.7
Total cash	$179.6
___________

(1)	Our available leasing reserves at our LACBD properties total $15.7 million.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels. The following table presents the leased percentage as of March 31, 2013, and the expiring leased square feet expected to not be renewed for the remainder of 2013 and for the 2014 calendar year at our LACBD properties for leases in place as of March 31, 2013. The table does not include conversations with existing or new tenants that would potentially increase or decrease vacant square footage. Actual leased percentages as of December 31, 2013 and 2014 could vary materially from the adjusted lease percentages shown in the table below due to factors such as entry into new leases or future tenant non-renewals, early terminations or tenant defaults.

	As of March 31, 2013			Expiring Leased Square Feet, Net not Expected to be Renewed during 2013	Adjusted Leased Percentage at Dec. 31, 2013	Expiring Leased Square Feet, Net not Expected to be Renewed during 2014	Adjusted Leased Percentage at Dec. 31, 2014
	Net Building Rentable Square Feet	Vacant Square Feet	Leased Percentage
Office Properties
Gas Company Tower	1,369,900	325,705	76.2%	(180,470)	63.1%	—	63.1%
US Bank Tower (1)	1,432,539	618,416	56.8%	(3,456)	56.6%	(9,843)	55.9%
Wells Fargo Tower (2)	1,416,671	172,636	87.8%	(130,224)	78.6%	(5,601)	78.2%
KPMG Tower	1,154,306	99,296	91.4%	(71,258)	85.2%	(190,552)	68.7%
777 Tower	1,017,998	192,041	81.1%	(71,274)	74.1%	—	74.1%
	6,391,414	1,408,094	78.0%	(456,682)	70.8%	(205,996)	67.6%
__________

(1)	On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions.

(2)	As of March 31, 2013, Wells Fargo Bank had the right to contract up to an additional 48,676 square feet, which has not been taken into account in this analysis.

As of March 31, 2013, we had 5.0 million occupied square feet, or 78.0% of our net building rentable square feet, that is expected to decrease to 70.8% and 67.6%, on an adjusted basis, as of December 31, 2013 and 2014, respectively, based on our expectations of expiring leases that will not be renewed. Our overall occupancy rate has declined since our year-end 2012 level, and is expected to further decline during 2013 and 2014, for the following reasons (among others):

•	We are experiencing aggressive competition from other property owners in the LACBD.

•	Some of our current tenants are downsizing their space upon renewal.

•	Our perceived liquidity challenges and loan defaults in prior years may have impacted potential tenants’ willingness to enter into leases with us.

•	Economic conditions and stock market volatility have resulted in some companies shifting to a more cautionary mode with respect to leasing office space.

•	Some of our current and potential tenants rely heavily on the availability of financing to support operating costs (including rent).

•	We face considerable competition from high-quality vacant and sublease space in the LACBD.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

The following table presents a summary of lease expirations at our LACBD properties for leases in place as of March 31, 2013, plus currently available space for the remainder of 2013 and the calendar years thereafter. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Number of Leases	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Square Foot (2)	Rent per Square Foot at Expiration (3)

2013	47	598,066	12.0%	$14,517,623	12.6%	$24.27	$24.31
2014	23	421,183	8.4%	9,660,205	8.4%	22.94	23.36
2015	33	491,236	9.9%	12,065,612	10.4%	24.56	26.10
2016	14	158,912	3.2%	4,037,914	3.5%	25.41	27.91
2017	26	600,923	12.1%	14,364,294	12.4%	23.90	27.14
Thereafter	53	2,713,000	54.4%	60,847,868	52.7%	22.43	29.88
Total expiring leases	196	4,983,320	100.0%	$115,493,516	100.0%	$23.18	$27.89
Currently available		1,408,094
Total rentable square feet		6,391,414

Leases Expiring in the Next 4 Quarters:

2nd Quarter 2013		77,784	1.6%	$1,895,075	1.6%	$24.36	$24.77
3rd Quarter 2013 (4)		460,987	9.2%	11,262,038	9.8%	24.43	24.32
4th Quarter 2013		59,295	1.2%	1,360,510	1.2%	22.94	23.60
1st Quarter 2014		51,073	1.0%	1,302,988	1.1%	25.51	26.20
		649,139	13.0%	$15,820,611	13.7%	$24.37	$24.46
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2013. This amount reflects total base rent before any rent abatements as of March 31, 2013 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2013 for the twelve months ending March 31, 2014 are approximately $7 million, or $1.34 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

(4)	Includes tenants leasing on a month-to-month basis.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were flat during the three months ended March 31, 2013. We believe that on average our in-place rents are generally at or above market in the LACBD and at or above market at Plaza Las Fuentes. Because of market competition combined with economic volatility and uncertainty, we expect that rental rates (net of concessions) may remain flat or slightly decline during 2013.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes leasing activity at our LACBD properties for the three months ended March 31, 2013:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2012	5,010,221	78.4%
Expirations	(405,712)	(6.3)%
New leases	30,353	0.5%
Renewals	348,458	5.4%
Leased square feet as of March 31, 2013	4,983,320	78.0%

Change in Cash Rent (1) (2)
Expiring rate per square foot		$26.95
New / renewed rate per square foot		$22.49
Percentage change		(16.5)%

Change in GAAP Rent (2) (3)
Expiring rate per square foot		$25.70
New / renewed rate per square foot		$21.87
Percentage change		(14.9)%

Weighted average lease term – New (in months)		43
Weighted average lease term – Renewal (in months)		66
__________

(1)	Represents the difference between (i) initial market rents on new and renewed leases and (ii) the cash rents on those spaces immediately prior to expiration or termination.

(2)	Excludes new leases for space with more than twelve months of downtime and leases with early renewals commencing after March 31, 2014.

(3)	Represents estimated cash rent growth adjusted for straight-line rents in accordance with U.S. generally accepted accounting principles (“GAAP”).

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of March 31, 2013, our 20 largest tenants represented 60.6% of the LACBD’s total annualized rental revenue. In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due to us from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

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

Pending Cash-Generating Disposition—

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

Contractual Obligations—

We have $15.7 million of restricted cash available to pay for leasing costs as of March 31, 2013. Other than at KPMG Tower, the leasing reserves at our LACBD properties have been exhausted in large part, and leasing costs will need to be funded primarily from property-generated cash flow. As of March 31, 2013, we had executed leases that contractually commit us to pay our tenants $38.9 million for leasing costs as follows: Wells Fargo Tower ($15.7 million); Gas Company Tower ($12.6 million); 777 Tower ($4.8 million); KPMG Tower ($3.0 million); Plaza Las Fuentes ($1.9 million); and US Bank Tower ($0.9 million). Of these amounts, $8.3 million is contractually due in 2014, $0.1 million in 2015, $0.2 million in 2016, $9.3 million in 2017 and $2.6 million thereafter. The remaining $18.4 million is contractually available for payment to tenants upon request during 2013, but actual payment is largely determined by the timing of requests from those tenants.

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

At our LACBD properties, we incurred approximately $10 per square foot, $53 per square foot and $28 per square foot in leasing costs on leases executed during the three months ended March 31, 2013, and the years ended December 31, 2012 and 2011, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of March 31, 2013, we had $1.9 billion of debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During the three months ended March 31, 2013, we made debt service payments totaling $26.9 million. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. Cash is distributed to us only after funding of improvement, leasing and maintenance reserves (as applicable) and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, excess operating cash flow from KPMG Tower is being swept by the lender to reduce the principal balance of the mortgage loan. During the three months ended March 31, 2013, the lender applied $3.6 million of the property’s excess operating cash flow to reduce the principal balance of the KPMG Tower mortgage loan.

Principal Payment Obligations. As our debt matures, our principal payment obligations present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt depending upon a number of factors, including property valuations, availability of credit, lending standards and economic conditions. We do not have any committed financing sources available to refinance our debt as it matures. For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

As of March 31, 2013, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$361.4
777 Tower	273.0
US Bank Tower (1)	260.0
Principal payable at maturity	$894.4
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower and the Westlawn off-site parking garage. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Provided the transaction closes as expected, the $260.0 million loan balance will be repaid at closing using proceeds from the transaction.

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

Payment of Potential Federal and State Income Tax Obligations—

As of December 31, 2012, we had $845 million of federal and $889 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income. We used NOL carryforwards and other tax attributes to offset regular taxable income in 2012 and expect to continue to use them in future taxable years. Generally, a REIT that distributes earnings to its stockholders in an amount that equals or exceeds its taxable income is not subject to income taxes that would otherwise be taxed at a federal corporate tax rate of 35% and a California tax rate of 8.84%. In the absence of distributions to stockholders, NOL carryforwards may be utilized to offset REIT taxable income for federal and California income tax purposes.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our ability to use NOL carryforwards in 2013 and future years could be negatively impacted by changes in ownership of the Company, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (which generally limits the amount of NOL carryforwards that may be used on an annual basis in post-change tax years), or by legislative action within the jurisdictions in which we own property. As of March 31, 2013, all of our properties are located within the State of California whose financial condition is among the most troubled of any state in the United States. Under prior California law, NOL carryforwards were suspended in 2002, 2003 and from 2008 through 2011 and could not be used to offset taxable income for California franchise tax purposes in such tax years. The State of California may introduce new legislation to suspend the utilization of NOL carryforwards in future tax years. If such an event were to occur, we may be subject to tax if a sufficient amount of earnings is not distributed to our stockholders. In that case, to the extent that the use of California NOL carryforwards is suspended, our California taxable income would be subject to the regular California corporate tax rate of 8.84% instead of the effective California alternative minimum tax (“AMT”) rate (after the utilization of NOL carryforwards) of 0.665%. In this event, the significant increase in our tax obligation to the State of California could impact potential dispositions of assets or other corporate events.

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

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of April 30, 2013, we have missed 18 quarterly dividend payments. The amount of dividends in arrears totals $83.5 million.

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

Tax Basis of Operating Partnership Assets

Selected information, including federal net tax basis amounts, for the Operating Partnership’s assets as of March 31, 2013 is as follows (in millions):

Property	OP Asset Tax Basis (Adjusted for Depreciation) (1)	Section 704(c) Built-in Gain Allocable to Limited Partners (1)	Section 704(c) Built-in Gain Allocable to MPG (1)	Additional MPG Section 743(b) Basis (Adjusted for Depreciation)

Wells Fargo Tower	$215.6	$4.5	$89.6	$120.5
777 Tower	312.8	—	—	7.6
US Bank Tower	157.3	14.1	113.1	142.5
Gas Company Tower	196.3	11.4	47.2	73.4
KPMG Tower	83.0	3.8	197.4	161.7
Plaza Las Fuentes	16.9	0.2	24.8	27.2
Other	3.7	—	—	—
	$985.6	$34.0	$472.1	$532.9
__________

(1)
Any remaining gain in excess of the Section 704(c) built-in gains listed above would be allocated to MPG Office Trust, Inc. and the limited partners of the Operating Partnership at their respective ownership percentages. As of March 31, 2013, those percentages were 99.8% and 0.2%, respectively.

As of March 31, 2013, the Operating Partnership also has tax basis in the stock of its two wholly owned TRS entities (in millions):

Tax Basis in TRS Stock
MPG TRS Holdings II, Inc. (1)	$125
MPG Office Trust Services, Inc.	16
__________

(1)	Subsequent to March 31, 2013, we liquidated this entity. See “Subsequent Events.”

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of March 31, 2013, our debt was comprised of mortgage and mezzanine loans secured by six properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.20% as of March 31, 2013. A summary of our continuing operations debt as of March 31, 2013 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,552.3	79.74%	5.40%	3 years
Variable-rate	394.3	20.26%	3.55%	1 year
Total debt	1,946.6	100.00%	5.03%	2 years
Less: mortgage associated with real estate held for sale (1)	(260.0)
Total debt – continuing operations	$1,686.6
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Provided the transaction closes as expected, the $260.0 million loan balance will be repaid at closing using proceeds from the transaction.

As of March 31, 2013, our ratio of total debt to total consolidated market capitalization was 80.8% of our total market capitalization of $2.1 billion (based on the closing price of our common stock of $2.75 per share on the NYSE on March 28, 2013). Our ratio of total debt plus liquidation preference of the Series A preferred stock to total consolidated market capitalization was 92.4% as of March 31, 2013. Our total consolidated market capitalization includes the book value of our debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and noncontrolling common units of the Operating Partnership as of March 31, 2013.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2013 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Variable-Rate Debt (2)
Plaza Las Fuentes mortgage loan (3)	4.50%	8/9/2016	$32,885	$1,500
KPMG Tower A-Note (4)	3.20%	10/9/2013	317,219	10,304
KPMG Tower B-Note (5)	5.30%	10/9/2013	44,200	2,377
Total variable-rate debt			394,304	14,181

Fixed-Rate Debt
Wells Fargo Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
US Bank Tower (6)	4.66%	7/1/2013	260,000	12,284
Plaza Las Fuentes mezzanine loan	9.88%	8/9/2016	11,250	1,111
Total fixed-rate rate debt			1,552,250	85,032
Total debt			1,946,554	99,213
Less: mortgage loan associated with real estate held for sale (6)			(260,000)	(12,284)
Total debt – continuing operations			1,686,554	$86,929
Debt discount			(381)
Total debt – continuing operations, net			$1,686,173
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The March 28, 2013 one-month LIBOR rate of 0.20% was used to calculate interest on the variable-rate loans.

(3)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50%.

(4)	This loan bears interest at LIBOR plus 3.00%.

(5)	This loan bears interest at LIBOR plus 5.10%.

(6)
On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Provided the transaction closes as expected, the $260.0 million loan balance will be repaid at closing using proceeds from the transaction.

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

As of March 31, 2013, to our knowledge the Company had not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount the Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $1.9 billion as of March 31, 2013 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to the Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from the Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

In the event that any of these triggering events occur and the loans become partially or fully recourse against the Operating Partnership, our business, financial condition, results of operations and common stock price would be materially adversely affected and we could become insolvent.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, we are required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2013. Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.02 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.81 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove the Company as property manager of Gas Company Tower.

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

Results of Operations

Certain amounts in the consolidated statements of operations for 2013 and 2012 have been reclassified to reflect the activity of discontinued operations.

Comparison of the Three Months Ended March 31, 2013 to March 31, 2012

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	3/31/2013	3/31/2012
Revenue:
Rental	$26.2	$26.3	$(0.1)	—%
Tenant reimbursements	12.8	12.8	—	—%
Parking	5.5	5.7	(0.2)	(3)%
Management, leasing and development services	0.1	1.2	(1.1)	(92)%
Interest and other	0.4	13.2	(12.8)	(97)%
Total revenue	45.0	59.2	(14.2)	(24)%

Expenses:
Rental property operating and maintenance	10.4	10.4	—	—%
Real estate taxes	4.0	3.9	0.1	3%
Parking	1.4	1.5	(0.1)	(7)%
General and administrative	6.0	5.7	0.3	5%
Other expense	0.1	0.2	(0.1)	(50)%
Depreciation and amortization	11.9	12.5	(0.6)	(5)%
Impairment of long-lived assets	—	2.1	(2.1)	(100)%
Interest	22.2	26.5	(4.3)	(16)%
Total expenses	56.0	62.8	(6.8)	(11)%
Loss from continuing operations before equity in net income of unconsolidated joint venture	(11.0)	(3.6)	(7.4)
Equity in net income of unconsolidated joint venture	—	14.2	(14.2)
(Loss) income from continuing operations	$(11.0)	$10.6	$(21.6)
Loss from discontinued operations	$(1.5)	$(0.1)	$(1.4)

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management, Leasing and Development Services Revenue

Management, leasing and development services revenue decreased $1.1 million, or 92%, during the three months ended March 31, 2013 as compared to March 31, 2012, mainly due to a reduction in leasing commissions earned from the joint venture. On December 21, 2012, we sold our remaining interest in the joint venture and therefore earned no revenue from the joint venture during 2013.

Interest and Other Revenue

Interest and other revenue decreased $12.8 million, or 97%, for the three months ended March 31, 2013 as compared to March 31, 2012, primarily due to a termination payment received during 2012 from Beacon Capital related to the joint venture.

Interest Expense

Interest expense decreased $4.3 million, or 16%, for the three months ended March 31, 2013 as compared to March 31, 2012, primarily due to the expiration of the KPMG Tower interest rate swap on August 9, 2012.

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture decreased $14.2 million for the three months ended March 31, 2013 as compared to March 31, 2012 due to recognition of our 20% share of the gain on sale of real estate of Wells Fargo Center – Denver and San Diego Tech Center during 2012, with no comparable activity during 2013.

Discontinued Operations

Our loss from discontinued operations of $1.5 million for the three months ended March 31, 2013 is comprised of the results of operations of US Bank Tower and the Westlawn parking garage, which are classified as held for sale as of March 31, 2013. Our loss from discontinued operations of $0.1 million for the three months ended March 31, 2012 is comprised of the loss from operations totaling $18.4 million related to 700 North Central, 801 North Brand, Brea Corporate Place, Brea Financial Commons, Glendale Center, 500 Orange Tower, Two California Plaza, 3800 Chapman, US Bank Tower and the Westlawn parking garage that were partially offset by gains on settlement of debt totaling $13.1 million and gains on sale of real estate totaling $5.2 million related to the disposition of 700 North Central and 801 North Brand.

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

	For the Three Months Ended		Increase/ (Decrease)
	March 31, 2013	March 31, 2012
	(In thousands)
Net cash (used in) provided by operating activities	$(3,398)	$6,785	$(10,183)
Net cash provided by investing activities	480	42,057	(41,577)
Net cash used in financing activities	(3,795)	(62)	3,733

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

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash used in operating activities during the three months ended March 31, 2013 totaled $3.4 million, compared to net cash provided by operating activities of $6.8 million during the three months ended March 31, 2012. A termination payment from Beacon Capital combined with cash received from the unconsolidated joint venture during 2012, with no comparable activity during 2013, were the primary drivers of the change in net cash (used in) provided by operating activities.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our office properties. Net cash provided by investing activities totaled $0.5 million during the three months ended March 31, 2013, compared to net cash provided by investing activities of $42.1 million during the three months ended March 31, 2012. Proceeds received from the unconsolidated joint venture related to property dispositions and proceeds from sale of the development rights and adjacent land parcel at San Diego Tech Center during 2012, with no comparable activity during 2013, were the primary drivers of the change in net cash provided by investing activities.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and noncontrolling common units of the Operating Partnership, if any. Net cash used in financing activities totaled $3.8 million during the three months ended March 31, 2013, compared to net cash used in financing activities of $0.1 million during the three months ended March 31, 2012. Excess cash flow at KPMG Tower swept by the lender to reduce the principal balance of the mortgage loan was the primary driver of the change in net cash used in financing activities. Due to our focus on preserving our unrestricted cash and the availability of NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock in the foreseeable future.

Undeveloped Properties

We periodically evaluate the size, timing, costs and scope of our entitlement-related work and, as necessary, scale activity to reflect our financial position, overall economic conditions and the real estate fundamentals that exist in our submarkets. We expect to allocate a limited amount of cash towards pursuing and preserving entitlements during the near term.

Off-Balance Sheet Arrangements

We have certain off-balance sheet arrangements, which we believe are appropriately disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on March 18, 2013 and elsewhere. We do not believe that any of these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of March 31, 2013, including any guaranteed or minimum commitments under contractual obligations.

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Principal payments on loan agreements –
Continuing operations	$634,846	$600	$627	$500,481	$550,000	$—	$1,686,554
Assets held for sale (1)	260,000	—	—	—	—	—	260,000
Interest payments –
Fixed-rate debt –
Continuing operations	52,107	56,572	56,572	46,923	8,383	—	220,557
Assets held for sale (1)	3,063	—	—	—	—	—	3,063
Variable-rate debt (3)	7,794	1,468	1,440	947	—	—	11,649
Capital leases (4)	188	135	136	218	—	—	677
Operating lease (5)	619	290	—	—	—	—	909
Property disposition obligation –
Lease takeover obligation (6)	599	833	841	424	—	—	2,697
Tenant-related commitments – (7)
Continuing operations (1)	17,571	8,261	76	232	9,256	2,613	38,009
Assets held for sale (1)	789	—	61	—	—	—	850
Air space lease (8)	216	288	289	289	288	2,862	4,232
	$977,792	$68,447	$60,042	$549,514	$567,927	$5,475	$2,229,197
__________

(1)
On March 11, 2013, we entered into an agreement to sell US Bank Tower. The transaction is expected to close on June 28, 2013, subject to customary closing conditions. Provided the transaction closes as expected, the $260.0 million loan balance will be repaid at closing using proceeds from the transaction.

(2)	Interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.20% as of March 28, 2013 plus the contractual spread per the loan agreement.

(4)	Includes principal and interest payments.

(5)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The amounts expected to be mitigated through future sublease payments total $510 and $244 for the years ending December 31, 2013 and 2014, respectively.

(6)
Includes a lease takeover obligation at a property that was disposed in 2009. We have partially mitigated this obligation through a sublease of the entire space to a third-party tenant. The amounts expected to be mitigated through future sublease payments total $460, $628, $647 and $329 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively.

(7)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2013.

(8)	Includes an air space lease for Plaza Las Fuentes. The air space rent is calculated through the lease expiration date in 2027.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K filed with the SEC on March 18, 2013 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the three months ended March 31, 2013.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Events

TRS Entity Liquidation—

On April 23, 2013, MPG TRS Holdings II, Inc. was liquidated for purposes of Section 331 of the Internal Revenue Code of 1986, as amended, as a result of being merged with and into its parent.

Proposed Merger Transaction—

On April 24, 2013, the Company and the Operating Partnership entered into a definitive merger agreement pursuant to which a newly formed fund, Brookfield DTLA Holdings L.P., a Delaware limited partnership (“Brookfield DTLA”), controlled by Brookfield agreed to acquire the Company. The Company will merge with and into Brookfield DTLA Fund Office Trust Inc., a Maryland corporation (“REIT Merger Sub”), with REIT Merger Sub surviving. Brookfield DTLA will have the option, in its sole discretion and without requiring further consent, to request that the Company agree to change the direction of the merger so that the Company is the surviving entity. The agreement also provides for a merger of Brookfield DTLA Fund Properties LLC, a Maryland limited liability company (“Partnership Merger Sub”), with and into the Operating Partnership, with the Operating Partnership surviving the partnership merger.

Under the terms of the merger agreement, each issued and outstanding share of our common stock will be automatically converted into, and canceled in exchange for, the right to receive $3.15, without interest and subject to applicable withholdings, (the “merger consideration”) in cash at the closing of the merger. Each issued and outstanding share of restricted common stock will cease to be subject to forfeiture and will be canceled in exchange for the right to receive the merger consideration. Each issued and outstanding restricted stock unit shall receive the merger consideration per share for each outstanding restricted stock unit. Each Company stock option granted under a Company plan, whether or not then exercisable, will be canceled in exchange for the right to receive the excess, if any, of the merger consideration over the exercise price per share of such Company stock option. If the exercise price per share of any such Company stock option is equal to or greater than the merger consideration, such Company stock option will be canceled without payment.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Additionally, a subsidiary of Brookfield will commence a tender offer to purchase, subject to certain conditions, all of our outstanding Series A preferred stock for $25.00 per share in cash, without interest. Any Series A preferred stock that is not tendered will be converted in the merger into new preferred shares of Brookfield DTLA Fund Office Trust Investor Inc., a Maryland corporation (“Sub REIT”) with rights, terms and conditions substantially identical to the rights terms and conditions of the outstanding Series A preferred stock. If more than 66.6% of the outstanding Series A preferred stock is tendered, then Brookfield will have the right to convert all of the untendered Series A preferred stock at $25.00 per share in cash, without interest, but only if such conversion complies with applicable law and the Company’s charter in all respects at the time of conversion.

In connection with the merger agreement, Brookfield has entered into a guarantee with respect to the obligations of its affiliates under the merger agreement, including the full performance and payment of all of the payment and/or monetary obligations and liabilities arising under or in connection with the merger agreement and the transactions contemplated thereby.

The merger is expected to close in the third quarter of 2013. The completion of the merger is subject to customary closing conditions, including, among others: (i) Company stockholder approval in accordance with Maryland General Corporation Law and the Company’s charter; (ii) no material adverse effect (as defined in the merger agreement); and (iii) the obtaining of certain lender consents.

The Company and Brookfield DTLA have made certain customary representations, warranties and covenants in the merger agreement. The Company, among other things, subject to certain exceptions, covenanted: (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the merger agreement and the consummation of the merger; and (ii) to not solicit, initiate or facilitate the making, submission or announcement of any acquisition proposal, or any proposal or offer that would reasonably be expected to lead to an acquisition proposal, or provide confidential information in connection with, any acquisition proposal.

The merger agreement contains certain termination rights for both the Company and Brookfield DTLA, including, among other bases for termination and subject to certain exceptions, if the mergers have not been consummated on or before August 15, 2013 (subject to certain extension rights) and if the requisite approval of the Company’s common stockholders is not obtained. The merger agreement grants the Brookfield DTLA a termination right if, prior to Company stockholder approval, the Company’s board of directors makes an adverse recommendation change (as defined in the merger agreement). The merger agreement grants the Company a termination right, subject to certain exceptions, if the Company has received a superior proposal (as defined in the merger agreement), and the Company’s board of directors has determined in good faith that the failure to accept such superior proposal is reasonably likely to be inconsistent with the members of the board of directors’ legal duties. The merger agreement provides that, in connection with the termination of the merger agreement under specified circumstances, the Company may be required to pay to Brookfield DTLA a termination fee of $17.0 million and/or reimburse the Brookfield DTLA’s third-party transaction expenses up to an amount equal to $6.0 million. The Company is also required to pay Brookfield DTLA a no-vote termination fee of $4.0 million and the expense reimbursement if either Brookfield DTLA or the Company exercises its termination right because approval of the Company’s common stockholders is not obtained at the Company stockholder meeting. The termination fee may be reduced by the amount of any no-vote termination fee paid to Brookfield DTLA in certain circumstances.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For a discussion of risks associated with the proposed merger, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Merger-Related Litigation—

Following the announcement of the merger, a putative class action lawsuit captioned Kim v. MPG Office Trust, Inc., et al., No. 24-C-13-002600, was filed in the Circuit Court of the State of Maryland in Baltimore, and two putative class action lawsuits captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342, and Masih v. MPG Office Trust, Inc., et al., No. BC507962, were filed in the Superior Court of the State of California in Los Angeles County. The complaints name as defendants MPG Office Trust, Inc., the members of its board of directors, MPG Office, L.P., Brookfield Office Properties Inc., Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties LLC and Brookfield DTLA Inc., and allege that the MPG directors breached their fiduciary duties in connection with the proposed merger by failing to maximize the value of MPG and ignoring or failing to protect against conflicts of interest, and that the Brookfield defendants, and in the case of the Maryland action, MPG Office, L.P., aided and abetted those breaches of fiduciary duty. The complaints do not allege a cause of action against MPG Office Trust, Inc., and the California complaints do not allege a cause of action against MPG Office, L.P. The complaints seek an injunction against the proposed merger, rescission or rescissory damages in the event it has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-GAAP Supplemental Measure

Funds from operations (“FFO”) is a widely recognized measure of REIT performance. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss (as computed in accordance with GAAP), excluding extraordinary items (as defined by GAAP), gains from disposition of depreciable real estate and impairment writedowns of depreciable real estate, plus real estate-related depreciation and amortization (including capitalized leasing costs and tenant allowances or improvements). Adjustments for the unconsolidated joint venture were calculated to reflect FFO on the same basis.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of net (loss) income available to common stockholders to FFO is as follows (in thousands, except share and per share amounts):

		For the Three Months Ended
		March 31, 2013	March 31, 2012
Net (loss) income available to common stockholders		$(17,043)	$5,172
Add:	Depreciation and amortization of real estate assets	14,094	22,035
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	—	1,465
	Impairment writedown of depreciable real estate	—	2,121
	Impairment writedown of depreciable real estate – unconsolidated joint venture (1)	—	2,176
	Net (loss) income attributable to common units of the Operating Partnership	(43)	657
	Allocated losses – unconsolidated joint venture (1)	—	2,530
Deduct:	Gains on sale of real estate	—	5,192
	Gain on sale of real estate – unconsolidated joint venture (1)	—	18,958
Funds from operations available to common stockholders and unit holders (FFO)		$(2,992)	$12,006
Company share of FFO (2)		$(2,984)	$10,653

FFO per share – basic		$(0.05)	$0.21
FFO per share – diluted		$(0.05)	$0.21
Weighted average number of common shares outstanding – basic		58,086,416	51,048,621
Weighted average number of common and common equivalent shares – diluted		58,086,416	51,758,710
___________

(1)	For 2012, amount represents our 20% ownership interest through December 21, 2012, the date we disposed of our interest in the unconsolidated joint venture.

(2)	Based on a weighted average interest in the Operating Partnership of approximately 99.7% and 88.7% for the three months ended March 31, 2013 and 2012, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 18, 2013 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2012.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Kelly E. Samuelson, our principal accounting officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

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

Following the announcement of the merger, a putative class action lawsuit captioned Kim v. MPG Office Trust, Inc., et al., No. 24-C-13-002600, was filed in the Circuit Court of the State of Maryland in Baltimore, and two putative class action lawsuits captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342, and Masih v. MPG Office Trust, Inc., et al., No. BC507962, were filed in the Superior Court of the State of California in Los Angeles County. The complaints name as defendants MPG Office Trust, Inc., the members of its board of directors, MPG Office, L.P., Brookfield Office Properties Inc., Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties LLC and Brookfield DTLA Inc., and allege that the MPG directors breached their fiduciary duties in connection with the proposed merger by failing to maximize the value of MPG and ignoring or failing to protect against conflicts of interest, and that the Brookfield defendants, and in the case of the Maryland action, MPG Office, L.P., aided and abetted those breaches of fiduciary duty. The complaints do not allege a cause of action against MPG Office Trust, Inc., and the California complaints do not allege a cause of action against MPG Office, L.P. The complaints seek an injunction against the proposed merger, rescission or rescissory damages in the event it has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

Item 1A.	Risk Factors.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act). In particular, statements relating to our ability to consummate the proposed merger and the timing of the closing of the proposed merger, our liquidity and capital resources, potential asset dispositions and loan modification efforts, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “could,” “will,” “result,” “seeks” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our ability to consummate the proposed merger and the timing of the closing of the proposed merger;

•	Our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities;

•	Our failure to reduce our significant level of indebtedness;

•	Risks associated with the timing and consequences of loan defaults;

•	Risks associated with our loan modification and asset disposition efforts, including potential tax ramifications;

•	Risks associated with our ability to dispose of properties with potential value above the debt, if and when we decide to do so, at prices or terms set by or acceptable to us;

•	Decreases in the market value of our properties;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Defaults on or non-renewal of leases by tenants;

•	Our dependence on significant tenants;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD;

•	Disruption of credit markets or a global economic slowdown;

•	Potential loss of key personnel (most importantly, members of senior management);

•	Increased interest rates and operating costs;

•	Our failure to maintain our status as a REIT;

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under certain circumstances;

•	Environmental uncertainties and risks related to earthquakes and other natural disasters;

•	Future terrorist attacks in the U.S.;

•	Risks associated with our organizational structure; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

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

Failure to complete the proposed merger could negatively impact our stock price and our future business and financial results.

Completion of the proposed merger is subject to the satisfaction or waiver of various conditions, including the receipt of approval from our common stockholders, receipt of various approvals and authorizations, including certain consents from our lenders, and the absence of any order, injunction or decree preventing the completion of the proposed merger. There is no assurance that all of the various conditions will be satisfied or waived. If the proposed merger is not completed, the trading price of our common stock may decline, to the extent that the current market prices reflect a market assumption that the proposed merger will be completed. In addition, our business and operations may be harmed to the extent that tenants, vendors and others believe that we cannot effectively operate in the marketplace on a stand-alone basis, or there is tenant or employee uncertainty surrounding the ability of our Company to operate on a stand-alone basis.

If the proposed merger is not completed for any reason, we will be subject to numerous risks, including the following:

•
Being required, under certain circumstances, including if we sign a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $17.0 million and an expense reimbursement of up to $6.0 million of Brookfield’s costs and expenses in connection with the merger agreement;

•
Being required, under certain circumstances, to pay a no-vote termination fee of $4.0 million and an expense reimbursement of up to $6.0 million of Brookfield’s costs and expenses in connection with the failure of the requisite holders of our common stock to approve the merger;

•	Having incurred certain costs relating to the proposed merger that are payable whether or not the merger is completed, including legal, accounting, financial advisor and printing fees; and

•	Having had the focus of management directed toward the proposed merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us.

In addition, we would not realize any of the expected benefits of having completed the proposed merger. If the proposed merger is not completed, we cannot assure our stockholders that these risks will not materialize or materially adversely affect our business, financial condition, results of operations and stock price.

Provisions of the merger agreement may deter alternative business combinations and could negatively impact our stock price if the merger agreement is terminated in certain circumstances.
Restrictions in the merger agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our stockholders when compared to the terms and conditions of the proposed merger. If the proposed merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the merger agreement is terminated, the Company, in certain specified circumstances, may be required to pay a termination fee of $17.0 million or a no-vote termination fee of $4.0 million. In addition, under certain circumstances, the Company may be required to pay an expense fee of up to $6.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our stockholders than the proposed merger.

Uncertainty regarding the proposed merger may cause tenants, vendors and others to delay or defer decisions concerning their business with our Company, which may negatively impact our results of operations going forward if the merger is not completed.

Because the proposed merger is subject to several closing conditions, including the approval of the merger by our common stockholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause tenants, vendors and others to delay or defer decisions concerning their business with our Company, which could negatively affect our business, financial condition and results of operations.

If the proposed merger is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	Activities relating to the proposed merger and related uncertainties may lead to a loss of revenue that we may not be able to recoup if the merger does not occur;

•	We would remain liable for our costs related to the proposed merger, such as legal fees and financial advisor fees;

•	We may not be able to refinance the indebtedness at certain of our properties as it comes due, or we may be forced to return properties to lenders;

•	We may suffer significant employee attrition, including attrition of key employees;

•	We may not be able to continue our present level of operations and therefore would have to scale back our operations and consider additional cost reductions; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 18, 2013. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of April 30, 2013, we have missed 18 quarterly dividend payments. The amount of dividends in arrears totals $83.5 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated May 8, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer dated May 8, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Accounting Officer dated May 8, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

Date:	As of May 8, 2013

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ KELLY E. SAMUELSON
Kelly E. Samuelson
Chief Accounting Officer
(Principal accounting officer)