Form 10-K/A
period 2012-12-31
MPG Office Trust, Inc.
filed 2013-07-26
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

MPG Office Trust, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013 (the “2012 Form 10-K”), in order to re-file Exhibit 10.48 to include documents related to this exhibit that were not previously filed. This report is limited in scope to the exhibit identified above and should be read in conjunction with the 2012 Form 10-K.

This report does not reflect events occurring after the filing of the 2012 Form 10-K and, other than the re-filing of Exhibit 10.48, does not modify or update the disclosure contained in the 2012 Form 10-K in any way.

As required by Rule 12b-15 of the U.S. Securities Exchange Act of 1934, as amended, certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A. Therefore, we are revising Item 15. “Exhibits, Financial Statement Schedules” to incorporate by reference the exhibits we filed with our 2012 Form 10-K and to include the re-filed Exhibit 10.48, 31.1 and 31.2.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Annual Report filed on Form 10-K with the SEC on March 18, 2013, Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2012, 2011 and 2010

All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Annual Report filed on Form 10-K with the SEC on March 18, 2013, Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Sale, Purchase and Escrow Agreement, dated as of December 21, 2012, by and between MPG Office Trust, L.P., and BCSP VI MMO, LLC	10-K	001-31717	2.1	March 18, 2013

2.2†	Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of March 11, 2013, by and between Library Square Associates, LLC and Beringia Central LLC	10-K	001-31717	2.2	March 18, 2013

3.1	Articles of Amendment of MPG Office Trust, Inc.	8-K	001-31717	3.1	May 11, 2010

3.2	Articles Supplementary of MPG Office Trust, Inc.	10-K	001-31717	3.2	March 31, 2010

3.3	Fourth Amended and Restated Bylaws of MPG Office Trust, Inc. dated May 7, 2010	8-K	001-31717	3.2	May 11, 2010

4.1	Form of Certificate of Common Stock of MPG Office Trust, Inc.	10-Q	001-31717	4.1	May 17, 2010

4.2	Form of Certificate of Series A Preferred Stock of MPG Office Trust, Inc.	10-Q	001-31717	4.2	May 17, 2010

10.1	Form of Amended and Restated Indemnification Agreement	10-Q	001-31717	10.1	May 10, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.2	Employment Agreement, effective as of November 21, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	November 22, 2010

10.3	Amended and Restated Employment Agreement, effective as of December 15, 2011, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	December 16, 2011

10.4	First Amendment to Amended and Restated Employment Agreement, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P., and David L. Weinstein	10-Q	001-31717	10.1	August 9, 2012

10.5	Second Amendment to Amended and Restated Employment Agreement, as of November 28, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P., and David L. Weinstein	8-K	001-31717	99.1	November 30, 2012

10.6	Amended and Restated Employment Agreement, effective as of March 12, 2009, between MPG Office Trust, Inc., MPG Office, L.P. and Shant Koumriqian	10-K	001-31717	10.3	March 16, 2009

10.7	First Amendment to Amended and Restated Employment Agreement, entered into December 10, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P., and Shant Koumriqian	10-K	001-31717	10.5	March 16, 2011

10.8	Second Amended and Restated Employment Agreement, effective as of October 11, 2011, between MPG Office Trust, Inc., MPG Office, L.P. and Shant Koumriqian	8-K	001-31717	99.1	October 14, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.9	Employment Agreement, effective as of April 2, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Jeanne M. Lazar	10-K	001-31717	10.9	March 18, 2013

10.10	First Amendment to Employment Terms, as of November 28, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P., and Jeanne M. Lazar	10-K	001-31717	10.10	March 18, 2013

10.11	Amended and Restated Employment Agreement, effective as of January 1, 2010, between MPG Office Trust, Inc., MPG Office, L.P. and Peggy M. Moretti	10-K	001-31717	10.8	March 16, 2011

10.12	First Amendment to Amended and Restated Employment Agreement, as of June 29, 2012, between MPG Office Trust, Inc., MPG Office, L.P. and Peggy M. Moretti	10-K	001-31717	10.12	March 18, 2013

10.13	Second Amendment to Amended and Restated Employment Agreement, as of November 28, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Peggy M. Moretti	10-K	001-31717	10.13	March 18, 2013

10.14	Employment Letter, effective as of March 1, 2011, between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton	8-K	001-31717	99.1	February 17, 2012

10.15	Amended and Restated Employment Letter, effective as of February 14, 2012, between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton	8-K	001-31717	99.2	February 17, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.16	First Amendment to Amended and Restated Employment Letter, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Christopher M. Norton	10-Q	001-31717	10.3	August 9, 2012

10.17	Second Amended and Restated Employment Terms, effective as of November 28, 2012, between MPG Office Trust, Inc., MPG Office, L.P., and Christopher M. Norton	8-K	001-31717	99.2	November 30, 2012

10.18	Employment Letter, effective as of December 31, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	10-K	001-31717	10.6	March 16, 2011

10.19	First Amendment to Amended and Restated Employment Letter, as of February 14, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	8-K	001-31717	99.3	February 17, 2012

10.20	Second Amendment to Amended and Restated Employment Letter, as of June 29, 2012, by and between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	10-Q	001-31717	10.2	August 9, 2012

10.21	Separation Agreement, effective as of September 11, 2012, between MPG Office Trust, Inc., MPG Office, L.P. and Jonathan L. Abrams	8-K	001-31717	99.1	September 11, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.22	Amended and Restated Employment Terms, effective as of December 31, 2008, between MPG Office Trust, Inc., MPG Office, L.P. and Peter K. Johnston	10-K	001-31717	10.8	March 16, 2009

10.23	Separation Agreement as of January 11, 2013, by and between MPG Office Trust, Inc. MPG Office, L.P. and Peter K. Johnston	8-K	001-31717	99.1	January 11, 2013

10.24	Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Services, Inc. and MPG Office, L.P.	DEFR14A	001-31717	Appendix I	May 11, 2007

10.25	First Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	10.2	July 27, 2009

10.26	Second Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	99.1	February 8, 2011

10.27	Third Amendment to Second Amended and Restated 2003 Incentive Award Plan	8-K	001-31717	99.1	April 29, 2011

10.28	Fourth Amendment to Second Amended and Restated 2003 Incentive Award Plan of MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. dated June 15, 2012	10-Q	001-31717	10.4	August 9, 2012

10.29	MPG Office Trust, Inc., MPG Office Trust Services, Inc. and MPG Office, L.P. Incentive Bonus Plan	S-11/A	333-101170	10.41	May 30, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.30	MPG Office Trust, Inc. Retention Bonus Plan	8-K	001-31717	99.3	November 30, 2012

10.31	Form of Retention Bonus Plan Participation Notice	8-K	001-31717	99.4	November 30, 2012

10.32	MPG Office Trust, Inc. Director Stock Plan	8-K	001-31717	10.1	July 27, 2009

10.33	MPG Office Trust, Inc. Severance Plan	10-K	001-31717	10.33	March 18, 2013

10.34	Restricted Stock Agreement, effective as of November 24, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.1	November 24, 2010

10.35	Non-Qualified Stock Option Agreement, effective as of November 21, 2010, by and between MPG Office Trust, Inc., MPG Office, L.P. and David L. Weinstein	8-K	001-31717	99.2	November 22, 2010

10.36	Form of Restricted Stock Units Agreement	10-K	001-31717	10.20	March 15, 2012

10.37	Form of Non-Qualified Stock Option Agreement	10-K	001-31717	10.18	March 16, 2011

10.38	Second Amended and Restated Agreement of Limited Partnership of MPG Office, L.P.	10-Q	001-31717	99.1	August 10, 2010

10.39	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and MPG Office, L.P., dated as of November 11, 2002, as amended effective May 31, 2003	10-K	001-31717	10.25	March 31, 2010

10.40	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and MPG Office, L.P., dated as of November 8, 2002, as amended effective May 31, 2003	10-K	001-31717	10.27	March 31, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.41	Registration Rights Agreement, dated as of June 27, 2003, by and among MPG Office Trust, Inc., MPG Office, L.P. and the persons named therein	10-Q	001-31717	99.2	August 10, 2010

10.42	Air Space Lease between Pasadena Community Development Commission and Maguire Thomas Partners/Pasadena Center, Ltd. dated December 19, 1985, Memorandum Agreements Regarding the Air Space Lease dated December 20, 1985, December 22, 1986, December 21, 1990 and February 25, 1991, Estoppel Certificates dated December 3, 1987, December 17, 1990 and November 1997 and Estoppel Certificate, Consent and Amendment dated March 2001	S-11/A	333-101170	10.23	February 5, 2003

10.43	Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of October 26, 2005, between Macquarie Office II LLC and MPG Office, L.P.	8-K	001-31717	10.1	January 11, 2006

10.44	Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC by and among Maguire MO Manager, LLC, Macquarie Office II LLC, MPG Office, L.P. and Maguire Macquarie Management, LLC, dated as of November 30, 2007	10-K	001-31717	10.32	March 31, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.45	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Maguire Macquarie Office, LLC, dated as of February 9, 2010	10-K	001-31717	10.33	March 31, 2010

10.46	Right of First Opportunity Agreement, dated as of January 5, 2006, between Macquarie Office Management Limited and MPG Office, L.P.	8-K	001-31717	10.8	January 11, 2006

10.47††	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-K	001-31717	10.47	March 18, 2013

10.48*††	Loan Agreement, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.

10.49	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.50	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.51	Guaranty Agreement, dated as of August 7, 2006, by MPG Office, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.52	Omnibus Amendment to Loan Documents, dated as of July 2, 2010, by and among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, as Borrower, MPG Office, L.P., as Manager and Guarantor, and Bank of America, National Association, as Lender	8-K	001-31717	99.1	July 7, 2010

10.53††	Loan Agreement, dated as of September 12, 2007, between Maguire Properties – 355 S. Grand, LLC, as Borrower, and Eurohypo AG, New York Branch, as Lender	10-K	001-31717	10.53	March 18, 2013

10.54	First Amendment to Loan Agreement and Reaffirmation of Loan Documents dated July 9, 2012 by and among Maguire Properties – 355 S. Grand, LLC, the lender parties thereto, and Eurohypo AG, New York Branch	10-Q	001-31717	10.5	August 9, 2012

10.55	Amended and Restated Cash Management Agreement dated as of July 9, 2012 among Maguire Properties – 355 S. Grand, LLC, Eurohypo AG, New York Branch, Bank of the West and MPG Office, L.P.	10-Q	001-31717	10.6	August 9, 2012

10.56††	Loan Agreement, dated as of October 10, 2006, between Maguire Properties – 777 Tower, LLC and Bank of America, N.A.	10-K	001-31717	10.56	March 18, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.57	Promissory Note, dated as of October 10, 2006, between Maguire Properties – 777 Tower, LLC and Bank of America, N.A.	8-K	001-31717	99.2	October 16, 2006

10.58	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 26, 2003, among Library Square Associates, LLC, as Borrower, Commonwealth Land Title Company, as Trustee, and Greenwich Capital Financial Products, Inc., as Lender	10-Q	001-31717	99.4	August 10, 2010

10.59	Framework Agreement by and among MPG Office, L.P., Macquarie Office II LLC, and BCSP VI Portfolio Acquisition LLC dated October 28, 2011	8-K	001-31717	99.1	October 31, 2011

10.60	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 28, 2011, by and between Maguire Properties – Denver Center, LLC and BCSP Denver Property LLC	8-K	001-31717	99.2	October 31, 2011

10.61	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 28, 2011, by and between Maguire Properties – San Diego Tech Center, LLC and BCSP SDTC Property LLC	8-K	001-31717	99.3	October 31, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	10-K	001-31717	12.1	March 18, 2013

21.1	List of Subsidiaries of the Registrant as of December 31, 2012	10-K	001-31717	21.1	March 18, 2013

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-31717	23.1	March 18, 2013

31.1*	Certification of Principal Executive Officer dated July 26, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer dated July 26, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Accounting Officer dated March 15, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	10-K	001-31717	32.1	March 18, 2013

101.INS	XBRL Instance Document	10-K	001-31717	101.INS	March 18, 2013

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-31717	101.SCH	March 18, 2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-31717	101.CAL	March 18, 2013

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-31717	101.DEF	March 18, 2013

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-31717	101.LAB	March 18, 2013

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-31717	101.PRE	March 18, 2013

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

†
Pursuant to Regulation S-K 601(b)(2), we have not filed exhibits and schedules related to this agreement. Copies of such exhibits and schedules will be furnished supplementally to the SEC upon request.

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

Date: As of	July 26, 2013

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ KELLY E. SAMUELSON
Kelly E. Samuelson
Chief Accounting Officer
(Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: As of	July 26, 2013	By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein President, Chief Executive Officer and Director (Principal executive officer)

	July 26, 2013	By:	/s/ KELLY E. SAMUELSON
Kelly E. Samuelson Chief Accounting Officer (Principal financial and accounting officer)

	July 26, 2013	By:
Paul M. Watson Chairman of the Board

	July 26, 2013	By:	/s/ ROBERT M. DEUTSCHMAN
Robert M. Deutschman Director

	July 26, 2013	By:	/s/ CHRISTINE N. GARVEY
Christine N. Garvey Director

	July 26, 2013	By:
Michael J. Gillfillan Director

	July 26, 2013	By:	/s/ EDWARD J. RATINOFF
Edward J. Ratinoff Director

	July 26, 2013	By:	/s/ JOSEPH P. SULLIVAN
Joseph P. Sullivan Director

	July 26, 2013	By:	/s/ GEORGE A. VANDEMAN
George A. Vandeman Director