Form 10-Q
period 2013-06-30
MPG Office Trust, Inc.
filed 2013-08-07
CIK 1204560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2013
Common Stock, $0.01 par value per share	57,458,874 shares

MPG OFFICE TRUST, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012	2
	Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2013 and 2012	3
	Consolidated Statement of Deficit (unaudited) for the six months ended June 30, 2013	4
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	59
Item 4.	Controls and Procedures.	60

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	61
Item 1A.	Risk Factors.	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	66
Item 3.	Defaults Upon Senior Securities.	66
Item 4.	Mine Safety Disclosures.	66
Item 5.	Other Information.	66
Item 6.	Exhibits.	67
Signatures		68

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate:
Land	$145,013	$186,196
Buildings and improvements	939,497	1,239,069
Land held for development	45,155	45,155
Tenant improvements	184,169	237,118
Furniture, fixtures and equipment	1,703	2,032
	1,315,537	1,709,570
Less: accumulated depreciation	(429,279)	(541,614)
Investments in real estate, net	886,258	1,167,956

Cash and cash equivalents	241,220	151,664
Restricted cash	35,369	40,810
Rents, deferred rents and other receivables, net	40,470	46,871
Deferred charges, net	44,702	57,247
Other assets	2,288	2,311
Assets associated with real estate held for sale	29,723	—
Total assets	$1,280,030	$1,466,859

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans	$1,638,590	$1,949,739
Accounts payable and other liabilities	33,965	35,442
Obligations associated with real estate held for sale	44,744	—
Total liabilities	1,717,299	1,985,181

Deficit:
Stockholders’ Deficit:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 liquidation preference, 50,000,000 shares authorized; 9,730,370 shares issued and outstanding as of June 30, 2013 and December 31, 2012	97	97
Common stock, $0.01 par value, 100,000,000 shares authorized; 57,445,249 and 57,199,596 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	574	572
Additional paid-in capital	603,336	608,588
Accumulated deficit and dividends	(1,041,188)	(1,121,667)
Accumulated other comprehensive income	217	542
Total stockholders’ deficit	(436,964)	(511,868)
Noncontrolling Interests:
Accumulated deficit and dividends	(305)	(6,454)
Total deficit	(437,269)	(518,322)
Total liabilities and deficit	$1,280,030	$1,466,859

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Rental	$24,330	$24,599	$49,092	$49,448
Tenant reimbursements	13,118	12,887	25,622	25,384
Parking	5,621	5,746	11,121	11,461
Management, leasing and development services	—	626	108	1,782
Interest and other	288	327	615	13,495
Total revenue	43,357	44,185	86,558	101,570

Expenses:
Rental property operating and maintenance	10,280	10,810	20,257	20,873
Real estate taxes	3,950	3,749	7,900	7,576
Parking	1,536	1,528	2,975	3,028
General and administrative	13,071	6,189	19,053	11,860
Other expense	(4)	1,959	(4)	2,089
Depreciation and amortization	11,740	12,367	23,272	24,478
Impairment of long-lived assets	—	—	—	2,121
Interest	21,711	25,770	43,204	51,569
Total expenses	62,284	62,372	116,657	123,594

Loss from continuing operations before equity in net income of unconsolidated joint venture	(18,927)	(18,187)	(30,099)	(22,024)
Equity in net income of unconsolidated joint venture	—	45	—	14,274
Loss from continuing operations	(18,927)	(18,142)	(30,099)	(7,750)

Discontinued Operations:
Income (loss) from discontinued operations before gains on settlement of debt and sale of real estate	160	(20,185)	(1,117)	(38,439)
Gains on sale of real estate	111,864	16,032	111,864	21,224
Gains on settlement of debt	—	102,467	—	115,603
Income from discontinued operations	112,024	98,314	110,747	98,388

Net income	93,097	80,172	80,648	90,638
Net (income) attributable to noncontrolling common units of the Operating Partnership	(190)	(8,222)	(147)	(8,879)
Net income attributable to MPG Office Trust, Inc.	92,907	71,950	80,501	81,759
Preferred stock dividends	(4,638)	(4,638)	(9,275)	(9,275)
Net income available to common stockholders	$88,269	$67,312	$71,226	$72,484

Basic income per common share:
Loss from continuing operations	$(0.40)	$(0.39)	$(0.68)	$(0.29)
Income from discontinued operations	1.92	1.71	1.90	1.71
Net income available to common stockholders per share – basic	$1.52	$1.32	$1.22	$1.42
Weighted average number of common shares outstanding – basic	58,314,537	51,285,961	58,203,822	51,170,071

Amounts attributable to MPG Office Trust, Inc.:
Loss from continuing operations	$(18,876)	$(15,663)	$(30,008)	$(5,920)
Income from discontinued operations	111,783	87,613	110,509	87,679
	$92,907	$71,950	$80,501	$81,759

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$93,097	$80,172	$80,648	$90,638

Other comprehensive income:
Derivative transactions:
Unrealized holding gains	—	5,434	—	9,571
Reclassification adjustments included in net income	(164)	(498)	(325)	(975)
Other comprehensive (loss) income	(164)	4,936	(325)	8,596

Comprehensive income	92,933	85,108	80,323	99,234
Comprehensive income attributable to common units of the Operating Partnership	(200)	(9,187)	(169)	(10,779)
Comprehensive income attributable to MPG Office Trust, Inc.	$92,733	$75,921	$80,154	$88,455

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	Accumu-lated Deficit and Dividends	Accumu- lated Other Compre- hensive Income	Non- controlling Interests	Total Deficit
	Preferred Stock	Common Stock

Balance, December 31, 2012	9,730,370	57,199,596	$97	$572	$608,588	$(1,121,667)	$542	$(6,454)	$(518,322)
Net income						80,501		147	80,648
Adjustment for preferred dividends not declared						(22)		22	—
Other comprehensive loss							(325)	—	(325)
Share-based compensation		147,618		1	876				877
Repurchase of common stock		(46,965)		—	(147)				(147)
Redemption of common units of the Operating Partnership		145,000		1	(5,981)			5,980	—
Balance, June 30, 2013	9,730,370	57,445,249	$97	$574	$603,336	$(1,041,188)	$217	$(305)	$(437,269)

See accompanying notes to consolidated financial statements.

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$80,648	$90,638
Adjustments to reconcile net income to net cash (used in) provided by operating activities (including discontinued operations):
Equity in net income of unconsolidated joint venture	—	(14,274)
Depreciation and amortization	26,112	43,128
Impairment of long-lived assets	—	2,121
Gains on settlement of debt	—	(115,603)
Gains on sale of real estate	(111,864)	(21,224)
Deferred rent expense	(13)	1,042
Provision for doubtful accounts	212	1,069
Revenue recognized related to acquired below-market leases, net of acquired above-market leases	(1,425)	(4,665)
Straight line rent	(2,080)	(1,501)
Compensation cost for share-based awards	1,151	978
Amortization of deferred financing costs	1,637	2,736
Unrealized gain due to hedge ineffectiveness	—	(649)
Changes in assets and liabilities:
Rents and other receivables	(871)	(3,485)
Deferred leasing costs	(1,960)	(1,495)
Other assets	(728)	425
Accounts payable and other liabilities	1,037	28,184
Net cash (used in) provided by operating activities	(8,144)	7,425
Cash flows from investing activities:
Proceeds from disposition of real estate	363,018	20,950
Distributions received from unconsolidated joint venture, net	—	25,905
Expenditures for improvements to real estate	(2,802)	(11,316)
Decrease in restricted cash	5,095	5,980
Net cash provided by investing activities	365,311	41,519
Cash flows from financing activities:
Principal payments on:
Mortgage loans	(267,478)	(268)
Capital leases	(133)	(155)
Other financing activities	—	(4)
Net cash used in financing activities	(267,611)	(427)
Net change in cash and cash equivalents	89,556	48,517
Cash and cash equivalents at beginning of period	151,664	117,969
Cash and cash equivalents at end of period	$241,220	$166,486

MPG OFFICE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$49,155	$69,005
Cash paid for income taxes	1,325	600

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loan and related interest satisfied in connection with foreclosure	$—	$232,186
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	—	109,599
Increase in fair value of interest rate swap	—	9,571
Accrual for cash-settled equity awards	727	—
Fair value of common stock issued in redemption of noncontrolling common units of the Operating Partnership	449	1,980
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	91	56

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.96% interest, and the subsidiaries of the Operating Partnership, including MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Company”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of June 30, 2013, the Operating Partnership indirectly owns five office properties and on- and off-site parking garages (the “Total Portfolio”). We hold an approximate 99.96% interest in the Operating Partnership, and therefore do not completely own the Total Portfolio. The aggregate square footage of the Total Portfolio has not been reduced to reflect our limited partners’ 0.04% share of the Operating Partnership.

As of June 30, 2013, the Total Portfolio included the following:

•	Four office properties located in the LACBD totaling 5.0 million square feet that were 84.8% leased;

•	One office property located in Pasadena, California totaling 0.2 million square feet that was 100.0% leased; and

•	Parking garages located in the LACBD totaling 2.0 million square feet, which accommodate 6,496 vehicles.

We directly manage the properties in the Total Portfolio through the Operating Partnership and/or the Services Company. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking garages.

On April 24, 2013, the Company and the Operating Partnership entered into a definitive merger agreement pursuant to which a newly formed fund controlled by Brookfield Office Properties Inc. (“Brookfield”) agreed to acquire the Company. The merger transaction was approved by the Company’s common stockholders on July 17, 2013. At the closing of the transaction, the Company’s common stockholders will receive merger consideration of $3.15 in cash per share, without interest and less any required withholding tax. The Company expects the merger to close in the third quarter of 2013, following fulfillment of the conditions to closing, including receipt of required lender consents. See Note 3 “Merger with Brookfield.”

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

Effective December 31, 2012, we adopted the provisions of Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. We elected to present this information as a single note to the financial statements. See Note 9 “Accumulated Other Comprehensive Income.” The adoption had no impact on our previously reported earnings or earnings per share.

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

As of June 30, 2013, Plaza Las Fuentes is classified as held for sale. As of December 31, 2012, none of our properties were classified as held for sale. See Note 12 “Dispositions, Discontinued Operations and Assets Held for Sale.”

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

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013 (the “2012 Form 10-K”) and our Current Report on Form 8-K filed with the SEC on June 12, 2013, which restated Part II, Item 8. “Financial Statements and Supplementary Data” of the 2012 Form 10-K to reflect the reclassification of the results of operations of US Bank Tower and the Westlawn off-site parking garage to discontinued operations.

Note 3—Merger with Brookfield

Merger Agreement

On April 24, 2013, the Company and the Operating Partnership entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which a newly formed fund, Brookfield DTLA Holdings L.P., a Delaware limited partnership (which was subsequently converted into a Delaware limited liability company on May 10, 2013) (“Brookfield DTLA”), controlled by Brookfield agreed to acquire the Company. The Company will merge with and into Brookfield DTLA Fund Office Trust Inc., a Maryland corporation (“REIT Merger Sub”), with REIT Merger Sub surviving the merger. Brookfield DTLA will have the option, in its sole discretion and without requiring further consent, to request that the Company agree to change the direction of the merger so that the Company is the surviving entity. The Merger Agreement also provides for a merger of Brookfield DTLA Fund Properties LLC, a Maryland limited liability company (“Partnership Merger Sub”), with and into the Operating Partnership, with the Operating Partnership surviving the merger.

On July 17, 2013, the Company’s common stockholders voted to approve the merger of the Company with REIT Merger Sub and the other transactions contemplated by the Merger Agreement (collectively, the “merger”). The Company expects the merger to close in the third quarter of 2013, following fulfillment of the conditions to closing, including receipt of required lender consents.

Under the terms of the Merger Agreement, each issued and outstanding share of our common stock will be automatically converted into, and canceled in exchange for, the right to receive $3.15 in cash, without interest and less any required withholding tax, (the “merger consideration”) at the closing of the merger. Each issued and outstanding share of restricted common stock will cease to be subject to forfeiture and will be canceled in exchange for the right to receive the merger consideration. Each issued and outstanding restricted stock unit will receive the merger consideration per share for each outstanding restricted stock unit. Each Company stock option granted under a Company plan, whether or not then exercisable, will be canceled in exchange for the right to receive the excess, if any, of the merger consideration over the exercise price per share of such Company stock option. If the exercise price per share of any such Company stock option is equal to or greater than the merger consideration, such Company stock option will be canceled without payment.

Additionally, a subsidiary of Brookfield has commenced a tender offer to purchase, subject to certain conditions, all of the Company’s outstanding 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Company Preferred Shares”), for $25.00 per share in cash, without interest. Any Company Preferred Shares that are not tendered will be converted in the merger into new

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

preferred shares of Brookfield DTLA Fund Office Trust Investor Inc., a Maryland corporation (“Sub REIT”), with rights, terms and conditions substantially identical to the rights, terms and conditions of the Company Preferred Shares.

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

The Merger Agreement contains certain termination rights for both the Company and Brookfield DTLA, including, among other bases for termination and subject to certain exceptions, if the merger has not been consummated on or before August 15, 2013, subject to (i) the Company’s right to an extension until September 16, 2013 and Brookfield DTLA’s right to extension until August 30, 2013, in each case if all the conditions to the closing, other than obtaining certain lender consents, have been satisfied or waived prior to August 15, 2013 and (ii) certain other extension rights further discussed below under “—Waiver and First Amendment to Merger Agreement.”

Waiver and First Amendment to Merger Agreement

On May 19, 2013, the Company, the Operating Partnership, Brookfield DTLA, Sub REIT, REIT Merger Sub and Partnership Merger Sub (Brookfield DTLA, Sub REIT, REIT Merger Sub and Partnership Merger Sub, collectively, the “Brookfield Parties”), entered into a waiver and first amendment to the Merger Agreement (the “Waiver and Amendment”).

Pursuant to the Waiver and Amendment, Brookfield DTLA has irrevocably waived its right to cash out non-tendered Company Preferred Shares. Accordingly, all Company Preferred Shares that are not validly tendered and accepted for payment in the tender offer will be converted into shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Sub REIT (collectively, the “Sub REIT Preferred Shares”), with rights, terms and conditions substantially identical to the rights, terms and conditions of the Company Preferred Shares.

The Waiver and Amendment also permits Brookfield DTLA to make amendments to the limited partnership agreement of the Operating Partnership in order to effectuate the provisions of the Merger Agreement relating to the potential investment in the Operating Partnership by DTLA Fund Holding Co., the conversion of general partner common units of the Operating Partnership into general partner common units of the Surviving Partnership, and the conversion of limited partner common units held by any subsidiary of the Company into Series B Partnership General Partner Units.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Waiver and Amendment also clarifies that the tender offer Purchaser (as defined in the Merger Agreement) will not consummate the tender offer except immediately prior to the effective time of the merger unless both the Company and the tender offer Purchaser agree in writing.

In addition, the Waiver and Amendment reflects certain changes relating to a registration statement on Form S-4 (the “Form S-4”) that Sub REIT filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the potential issuance of Sub REIT Preferred Shares to the holders of Company Preferred Shares. The Waiver and Amendment clarifies that, in the absence of an SEC stop order that is then in effect, the effectiveness of the Form S-4 is not a condition to the Brookfield Parties’ obligations to consummate the merger. However, if all the conditions to the obligations of the Brookfield Parties to consummate the merger have been satisfied (other than those required to be satisfied or waived at the closing of the merger) but either (i) the Form S-4 has not become effective or (ii) the SEC has issued a stop order that is in effect, then Brookfield DTLA will have the right to delay the closing until the earliest to occur of (A) the date specified by Brookfield DTLA in the written notice exercising this right, (B) one business day after the effectiveness of the Form S-4, (C) one business day after any stop order issued in respect of the Form S-4 has been lifted, reversed or otherwise terminated, and (D) September 25, 2013. If Brookfield DTLA exercises this right, (X) Brookfield DTLA will be deemed to have immediately and irrevocably waived all of the conditions to its obligations to close the merger, other than the conditions relating to the following: (1) the absence of a legal restraint prohibiting the consummation of the merger to the extent not related to a stop order suspending the effectiveness of the Form S-4, (2) performance by the Company and the Operating Partnership of their agreements and covenants under the Merger Agreement, but only if such failure to perform constitutes a willful and material breach of the Merger Agreement that results in a long-term adverse effect on the business of the Company and the Operating Partnership (a “willful and material breach”), and (3) the absence of a Material Adverse Effect (as defined in the Merger Agreement); and (Y) after August 15, 2013, Brookfield DTLA will be deemed to have irrevocably waived all conditions to its obligations to close the merger except for the condition related to the performance by the Company and the Operating Partnership of their agreements and covenants under the Merger Agreement, but only if such failure to perform constitutes a willful and material breach of the Merger Agreement.

The Waiver and Amendment further provides that if either the Form S-4 has not become effective or the SEC has issued a stop order suspending the effectiveness of the Form S-4, the Company may extend the Outside Date (as defined in the Merger Agreement) up to until October 31, 2013. Additionally, if Brookfield DTLA elects to exercise its right to delay the closing as discussed above, then (i) on or prior to August 15, 2013, Brookfield DTLA’s right to terminate the Merger Agreement due to the failure of the merger to be consummated by the Outside Date will be limited to situations where there is a legal restraint prohibiting the consummation of the merger (other than to the extent related to a stop order suspending the effectiveness of the Form S-4) or there is a Material Adverse Effect, and (ii) after August 15, 2013, Brookfield DTLA will be deemed to have waived irrevocably any right to terminate the Merger Agreement due to the failure of the merger to be consummated by the Outside Date.

On July 10, 2013, the Company, the Operating Partnership and the Brookfield Parties entered into a second amendment to the Merger Agreement to permit the Company to release third parties that were then subject to confidentiality agreements with the Company from any standstill or similar provision contained in such agreements.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Merger-Related Litigation

See Note 15 “Subsequent Events.”

Note 4—Liquidity

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

We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund all of our potential needs, including our 2013 debt maturities. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing our existing debt (including our debt maturities) on favorable terms or at all, and we may be forced to give back assets to the relevant mortgage lenders. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above and that those sources will be sufficient to meet our near-term liquidity needs. On June 18, 2013, we sold US Bank Tower and the Westlawn off-site parking garage and received net proceeds of $103.0 million, a portion of which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. Additionally, on July 18, 2013, we sold Plaza Las Fuentes and received net proceeds of approximately $30 million, which may potentially be used to make loan re‑balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See Note 15 “Subsequent Events.”

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

On June 18, 2013, we sold US Bank Tower and the Westlawn off-site parking garage and received net proceeds of $103.0 million, a portion of which may potentially be used to make loan re‑balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower.

On July 18, 2013, we sold Plaza Las Fuentes and received net proceeds of approximately $30 million, which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See Note 15 “Subsequent Events.”

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

Potential Uses of Liquidity—

The following are the significant potential uses of our cash in the near term:

Payments in Connection with Loans—

Debt Service. As of June 30, 2013, we had $1.7 billion of debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During the six months ended June 30, 2013, we made debt service payments totaling $56.6 million. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. Cash is distributed to us only after funding of improvement, leasing and maintenance reserves (as applicable) and

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, excess operating cash flow from KPMG Tower is being swept by the lender to reduce the principal balance of the mortgage loan. During the six months ended June 30, 2013, the lender applied $7.2 million of the property’s excess operating cash flow to reduce the principal balance of the KPMG Tower mortgage loan.

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

As of June 30, 2013, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$357.8
777 Tower	273.0
Principal payable at maturity	$630.8

Our KPMG Tower and 777 Tower mortgage loans mature on October 9, 2013 and November 1, 2013, respectively. We do not have a commitment from the lenders to extend the maturity dates of these loans. The loans may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the net proceeds from the sale of Plaza Las Fuentes, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing these loans on favorable terms or at all, and we may be forced to give back the assets to the lenders.

Payments to Extend, Refinance, Modify or Exit Loans. Upcoming debt maturities present cash obligations that the relevant special purpose property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant special purpose property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or may default upon such loans. Recently, extending or refinancing loans has required principal paydowns, the funding of additional reserve amounts and the payment of certain fees to, and expenses of, the applicable lenders. In addition, lenders may impose cash flow restrictions in connection with refinancings, such as cash flow sweeps and lockboxes. These fees and cash flow restrictions will affect our ability to fund our other uses. The terms of the extensions or refinancings may also include significantly restrictive operational and financial covenants. The default by the relevant special purpose property-owning subsidiary obligor upon any such loans could result in foreclosure of the property.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Rents, Deferred Rents and Other Receivables, Net

Rents, deferred rents and other receivables are presented net of an allowance for doubtful accounts of $1.1 million and $0.8 million as of June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013 and 2012, we recorded a provision for doubtful accounts of $0.2 million and $1.1 million, respectively.

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

We received a $6.0 million payment from Beacon Capital in consideration for terminating our right to receive certain fees from the joint venture following the closing date of the transactions. We deferred recognition of $1.0 million of the consideration received during the six months ended June 30, 2012, representing prepaid revenue for the property management services and recorded $5.0 million of the consideration received as part of other income in the consolidated statement of operations.

Additionally, as a result of the disposition of the two properties noted above, during the six months ended June 30, 2012 we recorded $5.0 million as part of other income in the consolidated statement of operations to accelerate the difference between the carrying amount of the investment in the consolidated balance sheet and the underlying equity in those assets.

On December 21, 2012, we sold our 20% interest in the joint venture to an affiliate of Beacon Capital. We no longer have an ownership interest in the joint venture. During the three and six months ended June 30, 2012, we earned $0.4 million and $1.5 million, respectively, of revenue from the joint venture, which was recorded as part of management, leasing and development services in the consolidated statement of operations.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Our debt is as follows (in thousands, except percentages):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	June 30, 2013	December 31, 2012
Variable-Rate Debt
Plaza Las Fuentes mortgage loan (1) (2)	8/9/2016	4.50%	$32,746	$33,031
KPMG Tower A-Note (3)	10/9/2013	3.19%	313,607	320,800
KPMG Tower B-Note (4)	10/9/2013	5.29%	44,200	44,200
Total variable-rate debt			390,553	398,031

Fixed-Rate Debt
Wells Fargo Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
777 Tower	11/1/2013	5.84%	273,000	273,000
Plaza Las Fuentes mezzanine loan (2)	8/9/2016	9.88%	11,250	11,250
Total fixed-rate debt			1,292,250	1,292,250
Total debt			1,682,803	1,690,281

Property Disposed of During 2013
US Bank Tower			—	260,000
Total property disposed of during 2013			—	260,000

Total debt			1,682,803	1,950,281
Less: mortgage and mezzanine loans associated with real estate held for sale (2)			(43,996)	—
Total debt – continuing operations			1,638,807	1,950,281
Debt discount			(217)	(542)
Total debt – continuing operations, net			$1,638,590	$1,949,739
__________

(1)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50%. The interest rate cap was terminated as a result of the sale of Plaza Las Fuentes on July 18, 2013.

(2)
On July 18, 2013, we sold Plaza Las Fuentes. The $32.7 million mortgage and $11.3 million mezzanine loan balances were repaid at closing using proceeds from the transaction. See Note 15 “Subsequent Events.”

(3)	This loan bears interest at LIBOR plus 3.00%.

(4)	This loan bears interest at LIBOR plus 5.10%.

As of June 30, 2013 and December 31, 2012, one-month LIBOR was 0.19% and 0.21%, respectively. The weighted average interest rate of our debt was 5.09% and 5.03% as of June 30, 2013 and December 31, 2012, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2013, our debt (excluding mortgage and mezzanine loans associated with Plaza Las Fuentes, which is held for sale), to be repaid in the next five years is as follows (in thousands):

2013	$630,807
2014	—
2015	—
2016	458,000
2017	550,000
$1,638,807

Monthly principal payments are not required on our KPMG Tower mortgage loan; however, excess operating cash flow from KPMG Tower is being swept by the lender to reduce the principal balance of the mortgage loan. During the six months ended June 30, 2013, the lender applied $7.2 million of the property’s excess operating cash flow to reduce the principal balance of the KPMG Tower mortgage loan.

Of the debt maturing in the next five years shown in the table above, $458.0 million may be defeased after various lock-out periods (as defined in the underlying loan agreement), $550.0 million may be prepaid with prepayment penalties or defeased after various lock-out periods (as defined in the underlying loan agreement) at our option, $357.8 million may be prepaid with prepayment penalties, and $273 million may be prepaid at any time without prepayment penalties.

Our KPMG Tower and 777 Tower mortgage loans mature on October 9, 2013 and November 1, 2013, respectively. We do not have a commitment from the lenders to extend the maturity dates of these loans. The loans may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the net proceeds from the sale of Plaza Las Fuentes, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing these loans on favorable terms or at all, and we may be forced to give back the assets to the lenders.

Mortgage Loan Settled Upon Disposition

On June 18, 2013, we sold US Bank Tower and the Westlawn off-site parking garage, and the $260.0 million mortgage loan balance was repaid at closing using proceeds from the transaction.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Operating Partnership Contingent Obligations

Non-Recourse Carve Out Guarantees—

All of the Company’s $1.7 billion of mortgage and mezzanine debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against the Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

As of June 30, 2013, to our knowledge the Company had not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount the Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $1.7 billion as of June 30, 2013 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to the Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from the Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

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

On January 30, 2013, we issued 35,000 shares of common stock to Thomas MPG Holding, LLC in exchange for 35,000 noncontrolling common units redeemed by the limited partner. We received no cash or other consideration for the noncontrolling common units redeemed.

On June 27, 2013, we issued 110,000 shares of common stock to Robert F. Maguire III and related entities in exchange for 110,000 noncontrolling common units redeemed by the limited partners. We received no cash or other consideration for the noncontrolling common units redeemed.

The following table sets forth the number of noncontrolling common units of the Operating Partnership outstanding and the aggregate redemption value of those units based on the closing market price of our common stock on the New York Stock Exchange (“NYSE”) as well as the ownership interest of those units in the Operating Partnership on each respective date:

	June 30, 2013	December 31, 2012
Outstanding noncontrolling common units of the Operating Partnership	25,526	170,526
Ownership interest in MPG Office, L.P. of outstanding noncontrolling common units	0.04%	0.30%
Aggregate redemption value of outstanding noncontrolling common units of the Operating Partnership (in thousands)	$80.2	$525.2

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

During the three and six months ended June 30, 2013, our limited partners’ weighted average share of our net income was 0.21% and 0.24%, respectively. During the three and six months ended June 30, 2012, our limited partners’ weighted average share of our net income was 10.90% and 11.10%, respectively.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Income

A summary of the changes in accumulated other comprehensive income related to our cash flow hedges for the six months ended June 30, 2013 is as follows (in thousands):

Balance, December 31, 2012	$542
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income (1)	(325)
Net current-period other comprehensive loss	(325)
Balance, June 30, 2013	$217
___________

(1)	All amounts reclassified out of accumulated other comprehensive income are included as part of interest expense in the consolidated statement of operations.

Note 10—Share-Based Payments

We have various stock compensation plans that are more fully described in Note 9 to the consolidated financial statements in the 2012 Form 10-K.

Share-based compensation cost recorded as part of general and administrative expense in the consolidated statements of operations during the six months ended June 30, 2013 and 2012 was $1.2 million and $1.0 million, respectively.

The unrecognized share-based compensation cost related to unvested share-based payments expected to be recognized in the consolidated statement of operations is as follows (in thousands, except year amounts):

	June 30, 2013	Remaining Weighted Average Vesting Period
Cash-settled awards	$1,494	2.0 years
Equity-settled awards	967	1.1 years
	$2,461	1.7 years

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Earnings per Share

Basic net income or loss available to common stockholders is computed by dividing reported net income or loss available to common stockholders by the weighted average number of common and contingently issuable shares outstanding during each period. As discussed in Note 9 to the consolidated financial statements in the 2012 Form 10-K, we do not issue common stock in settlement of vested restricted stock unit awards until the earliest to occur of (1) the second, third or fifth anniversary of the grant date, depending upon the vesting period per the grant agreement, (2) the occurrence of a change in control (as defined in the underlying grant agreements), or (3) the recipient’s separation from service. In accordance with the provisions of FASB Codification Topic 260, Earnings Per Share, we include vested restricted stock units in the calculation of basic income or loss per share since the shares will be issued for no cash consideration, and all the necessary conditions for issuance have been satisfied as of the vesting date.

A reconciliation of our net income per share is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income attributable to MPG Office Trust, Inc.	$92,907	$71,950	$80,501	$81,759
Preferred stock dividends	(4,638)	(4,638)	(9,275)	(9,275)
Net income available to common stockholders	$88,269	$67,312	$71,226	$72,484

Denominator:
Weighted average number of common shares outstanding – basic	58,314,537	51,285,961	58,203,822	51,170,071
Net income available to common stockholders per share – basic	$1.52	$1.32	$1.22	$1.42

The following common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our loss from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Restricted stock units	471,492	929,393	471,492	1,862,030
Nonqualified stock options	1,045,526	449,210	775,526	449,210
Nonvested restricted common stock	3,055	623	2,992	623

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Dispositions, Assets Held for Sale and Discontinued Operations

Dispositions

A summary of our property dispositions during the six months ended June 30, 2013 is as follows (in millions, except square footage amounts):

Property	Location	Net Rentable Square Feet	Net Proceeds (After Debt Payment)	Debt Satisfied	Net Gain Recorded(1)
US Bank Tower (2)	Los Angeles, CA	1,432,539	$103.0	$260.0	$111.9
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

(2)	We recorded a $111.9 million gain on sale of real estate during the three months ended June 30, 2013 upon disposition of this property and the Westlawn off-site parking garage.

Assets Held for Sale

As of June 30, 2013, Plaza Las Fuentes was classified as held for sale. The major classes of assets and liabilities of real estate held for sale were as follows (in thousands):

June 30, 2013
Investments in real estate, net	$24,881
Rents, deferred rents and other receivables, net	2,367
Other assets	2,475
Assets associated with real estate held for sale	$29,723

Mortgage and mezzanine loans	$43,996
Accounts payable and other liabilities	748
Obligations associated with real estate held for sale	$44,744

On July 18, 2013, we sold Plaza Las Fuentes. See Note 15 “Subsequent Events.”

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Discontinued Operations

The results of operations of Plaza Las Fuentes, US Bank Tower and the Westlawn off-site parking garage are reflected in the consolidated statements of operations as discontinued operations for all periods presented. Additionally, the results of operations of Two California Plaza, 3800 Chapman, 500 Orange Tower, Glendale Center, Stadium Towers Plaza, Brea Corporate Place and Brea Financial Commons are reflected in the consolidated statements of operations as discontinued operations for the three and six months ended June 30, 2012, while the results of operations of 700 North Central and 801 North Brand are reflected in the consolidated statement of operations as discontinued operations for the six months ended June 30, 2012. The results of discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Rental	$5,163	$17,846	$11,273	$38,978
Tenant reimbursements	2,518	6,328	5,262	12,955
Parking	1,022	2,863	2,183	5,874
Interest and other	69	59	106	3,453
Total revenue	8,772	27,096	18,824	61,260

Expenses:
Rental property operating and maintenance	3,065	8,230	6,374	16,902
Real estate taxes	1,025	2,858	2,197	6,099
Parking	304	662	659	1,301
Other expense	66	1,119	131	2,393
Depreciation and amortization	261	8,709	2,840	18,650
Interest	3,891	25,703	7,740	54,354
Total expenses	8,612	47,281	19,941	99,699

Income (loss) from discontinued operations before gains on settlement of debt and sale of real estate	160	(20,185)	(1,117)	(38,439)
Gains on sale of real estate	111,864	16,032	111,864	21,224
Gains on settlement of debt	—	102,467	—	115,603
Income from discontinued operations	$112,024	$98,314	$110,747	$98,388

Interest expense included in discontinued operations relates to interest on mortgage and mezzanine loans secured by disposed properties or properties held for sale.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Income Taxes

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

We recorded the following tax (benefit) provision as part of other expense in the consolidated statements of operations (in thousands):

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Tax (benefit) expense recorded by:
MPG Office Trust, Inc.	$—	$—
TRS entities	(4)	89
	$(4)	$89

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

MPG Office Trust, Inc. and certain of our TRS entities had the following net operating loss (“NOL”) carryforwards (in millions, except years):

	Earliest Expiration Year	December 31, 2012
Federal: (1)
MPG Office Trust, Inc.	2028	$715
TRS entities (2)	2027	130
		$845
State: (1)
MPG Office Trust, Inc.	2017	$827
TRS entities (2)	2014	62
		$889
_________

(1)	We recorded a full valuation allowance against these deferred tax assets since we did not expect to realize any of our NOL carryforwards as of June 30, 2013.

(2)
While we are still determining what business activities will be conducted at our TRS entities in the future, it is not likely that we will utilize any of the December 31, 2012 NOL carryforwards at these entities.

On April 23, 2013, MPG TRS Holdings II, Inc. was liquidated for purposes of Section 331 of the Code as a result of being merged with and into its parent.

These amounts can be used to offset future taxable income (and/or taxable income for prior years if the audit of any prior year’s return determines that amounts are owed), if any. We may utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid to our stockholders. In the absence of distributions to stockholders, our NOL carryforwards may fully offset REIT taxable income for federal income tax purposes. Our ability to use NOL carryforwards in 2013 and future years could be negatively impacted by changes in ownership of the Company, as defined under Section 382 of the Code (which generally limits the amount of NOL carryforwards that may be used on an annual basis in post-change tax years), or by legislative action within the jurisdictions in which we own property. As of June 30, 2013, all of our properties are located within the State of California. Under prior California law, NOL carryforwards were suspended in 2002, 2003 and from 2008 through 2011 and could not be used to offset taxable income for California franchise tax purposes in such tax years.

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

A summary of the effect of derivative financial instruments reported in the consolidated financial statements was as follows (in thousands):

	Amount of Gain Recognized in AOCI	Amount of Gain Reclassified from AOCI to Statement of Operations	Location of Gain Recognized in Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the six months ended:
June 30, 2012	$9,571	$649	Interest expense

Interest Rate Swap—

Prior to August 9, 2012, we held an interest rate swap with a notional amount of $425.0 million, of which $400.0 million was assigned to the KPMG Tower mortgage loan. We recorded unrealized gains totaling $0.6 million as part of continuing operations during the six months ended June 30, 2012 due to hedge ineffectiveness related to this swap. Our interest rate swap expired on August 9, 2012.

Interest Rate Caps—

We held an interest rate cap with a notional amount of $33.6 million as of June 30, 2013 and December 31, 2012 whose fair value was immaterial. The interest rate cap was terminated as a result of the sale of Plaza Las Fuentes on July 18, 2013.

Other Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, rents and other receivables, and accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated fair value and the carrying amount of our mortgage loans (excluding mortgage and mezzanine loans associated with Plaza Las Fuentes, which is held for sale as of June 30, 2013) are as follows (in millions):

June 30, 2013
Estimated fair value	$1,180
Carrying amount	1,639

We calculated the fair value of our mortgage loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for our debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

Note 15—Subsequent Events

Approval of Merger

On July 17, 2013, the Company’s common stockholders voted to approve the merger of the Company with REIT Merger Sub and the other transactions contemplated by the Merger Agreement. The Company expects the merger to close in the third quarter of 2013, following fulfillment of the conditions to closing, including receipt of required lender consents.

Sale of Plaza Las Fuentes

On July 18, 2013, we sold Plaza Las Fuentes to affiliates of East West Bank and Downtown Properties Holdings, LLC. The purchase price was $75.0 million. Net proceeds from the transaction were approximately $30 million, which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. The $32.7 million mortgage and $11.3 million mezzanine loan balances were repaid at closing using proceeds from the transaction.

Merger-Related Litigation

Following the announcement of the execution of the Merger Agreement, seven putative class actions were filed against the Company, the members of the Company’s board of directors, the Operating Partnership, Brookfield, Sub REIT, REIT Merger Sub, Partnership Merger Sub and Brookfield DTLA Inc. Five of these lawsuits were filed on behalf of the Company’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the Superior Court of the State of California in Los Angeles County on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24-C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24‑C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24-C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013, respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Trust, Inc. et al., No. 24‑C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of the Company’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions,” together with the Common Stock Actions, the “Merger Litigations”).

In each of the Common Stock Actions, the plaintiffs allege, among other things, that the Company’s board of directors breached their fiduciary duties in connection with the merger by failing to maximize the value of the Company and ignoring or failing to protect against conflicts of interest, and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of fiduciary duty. The Kim Action further alleges that the Operating Partnership also aided and abetted the breaches of fiduciary duty by the Company’s board of directors, and the Dell’Osso Action further alleges that the Company and the Operating Partnership aided and abetted the breaches of fiduciary duty by the Company’s board of directors. On June 4, 2013, the Kim and Perkins plaintiffs filed identical, amended complaints in the Circuit Court for Baltimore City, Maryland. On June 5, 2013, the Masih plaintiffs also filed an amended complaint in the Superior Court of the State of California in Los Angeles County. The three amended complaints, as well as the Dell’Osso Action complaint, allege that the preliminary proxy statement filed by the Company with the SEC on May 21, 2013 is false and/or misleading because it fails to include certain details of the process leading up to the merger and fails to provide adequate information concerning the Company’s financial advisors.

In each of the Preferred Stock Actions, which were brought on behalf of Company’s preferred stockholders, the plaintiffs allege, among other things, that, by entering into the Merger Agreement and tender offer, the Company breached the Articles Supplementary, which governs the issuance of the Company Preferred Shares, that the Company’s board of directors breached their fiduciary duties by agreeing to a Merger Agreement that violated the preferred stockholders’ contractual rights and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of contract and fiduciary duty. On July 15, 2013, the plaintiffs in the Preferred Stock Actions filed a joint amended complaint in the Circuit Court for Baltimore City, Maryland that further alleges that the Company’s board of directors failed to disclose material information regarding Brookfield’s extension of the tender offer. On that same day, an intervenor plaintiff, preferred stockholder EJF Debt Opportunities Master Fund, L.P., EJF Debt Opportunities Master Fund II, LP, and EJF Select Master Fund (collectively ‘‘EJF’’), filed a brief in support of the Cohen and Donlan plaintiffs’ motion for preliminary injunction, which included additional allegations that (i) the Company’s board of directors breached their fiduciary duties by entering into a transaction that favored the common stockholders and disfavored the preferred stockholders; and (ii) the disclosures filed by the Company and Brookfield are misleading because the new preferred shares will not have the same rights as the existing preferred shares because of the ability of other Brookfield subsidiaries to issue securities that will have an effective priority over the new preferred shares.

The plaintiffs in the seven lawsuits seek an injunction against the merger, rescission or rescissory damages in the event the merger has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

MPG OFFICE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

By letter dated June 13, 2013, plaintiffs in the Kim, Perkins, and Dell’Osso actions jointly requested that the Circuit Court for Baltimore City, Maryland issue a stay of the cases in Maryland, pending the resolution of the Coyne Action and the Masih Action in California. On June 25, 2013, the Superior Court of the State of California in Los Angeles County ordered the Coyne Action and the Masih Action to be consolidated (the “Consolidated Common Stock Action”).

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and the other named defendants in the Consolidated Common Stock Action signed a memorandum of understanding (the ‘‘MOU’’), regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release of all asserted claims. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. Additionally, as part of the MOU, the Company agreed (i) to make certain additional disclosures related to the merger, which were filed with the SEC on a Schedule 14A dated July 11, 2013, (ii) to amend the Merger Agreement to allow the Company to release third parties currently subject to confidentiality agreements with the Company from any standstill restrictions contained in such agreements and (iii) to file a Current Report on Form 8-K and related press release (which were respectively filed and issued on July 11, 2013). Finally, in connection with the proposed settlement, plaintiffs in the Consolidated Common Stock Action intend to seek, and the defendants have agreed to pay, an award of attorneys’ fees and expenses in an amount to be determined by the Superior Court of the State of California in Los Angeles County. This payment will not affect the amount of consideration to be received by the Company’s stockholders pursuant to the terms of the Merger Agreement.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Circuit Court for Baltimore City, Maryland denied plaintiffs’ motion for a preliminary injunction that sought to enjoin the tender offer and the merger.

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

Through our controlling interest in MPG Office, L.P. (the “Operating Partnership”), of which we are the sole general partner and hold an approximate 99.96% interest, and the subsidiaries of the Operating Partnership, including MPG Office Trust Services, Inc. and its subsidiaries (collectively known as the “Services Company”), we own, manage and lease real estate located primarily in the greater Los Angeles area of California. This real estate primarily consists of office properties, parking garages and land parcels.

As of June 30, 2013, the Operating Partnership indirectly owns five office properties and on- and off-site parking garages (the “Total Portfolio”). We hold an approximate 99.96% interest in the Operating Partnership, and therefore do not completely own the Total Portfolio. The aggregate square footage of the Total Portfolio has not been reduced to reflect our limited partners’ 0.04% share of the Operating Partnership.

As of June 30, 2013, the Total Portfolio included the following:

•	Four office properties located in the LACBD totaling 5.0 million square feet that were 84.8% leased;

•	One office property located in Pasadena, California totaling 0.2 million square feet that was 100.0% leased; and

•	Parking garages located in the LACBD totaling 2.0 million square feet, which accommodate 6,496 vehicles.

We directly manage the properties in the Total Portfolio through the Operating Partnership and/or the Services Company. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking garages.

On April 24, 2013, the Company and the Operating Partnership entered into a definitive merger agreement pursuant to which a newly formed fund controlled by Brookfield Office Properties Inc. (“Brookfield”) agreed to acquire the Company. The merger transaction was approved by the Company’s common stockholders on July 17, 2013. At the closing of the transaction, the Company’s common stockholders will receive merger consideration of $3.15 in cash per share, without interest and less any

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

required withholding tax. The Company expects the merger to close in the third quarter of 2013, following fulfillment of the conditions to closing, including receipt of required lender consents. See “Merger with Brookfield.”

Merger with Brookfield

Merger Agreement

On April 24, 2013, the Company and the Operating Partnership entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which a newly formed fund, Brookfield DTLA Holdings L.P., a Delaware limited partnership (which was subsequently converted into a Delaware limited liability company on May 10, 2013) (“Brookfield DTLA”), controlled by Brookfield agreed to acquire the Company. The Company will merge with and into Brookfield DTLA Fund Office Trust Inc., a Maryland corporation (“REIT Merger Sub”), with REIT Merger Sub surviving the merger. Brookfield DTLA will have the option, in its sole discretion and without requiring further consent, to request that the Company agree to change the direction of the merger so that the Company is the surviving entity. The Merger Agreement also provides for a merger of Brookfield DTLA Fund Properties LLC, a Maryland limited liability company (“Partnership Merger Sub”), with and into the Operating Partnership, with the Operating Partnership surviving the merger.

On July 17, 2013, the Company’s common stockholders voted to approve the merger of the Company with REIT Merger Sub and the other transactions contemplated by the Merger Agreement (collectively, the “merger”). The Company expects the merger to close in the third quarter of 2013, following fulfillment of the conditions to closing, including receipt of required lender consents.

Under the terms of the Merger Agreement, each issued and outstanding share of our common stock will be automatically converted into, and canceled in exchange for, the right to receive $3.15 in cash, without interest and less any required withholding tax, (the “merger consideration”) at the closing of the merger. Each issued and outstanding share of restricted common stock will cease to be subject to forfeiture and will be canceled in exchange for the right to receive the merger consideration. Each issued and outstanding restricted stock unit will receive the merger consideration per share for each outstanding restricted stock unit. Each Company stock option granted under a Company plan, whether or not then exercisable, will be canceled in exchange for the right to receive the excess, if any, of the merger consideration over the exercise price per share of such Company stock option. If the exercise price per share of any such Company stock option is equal to or greater than the merger consideration, such Company stock option will be canceled without payment.

Additionally, a subsidiary of Brookfield has commenced a tender offer to purchase, subject to certain conditions, all of the Company’s outstanding 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Company Preferred Shares”), for $25.00 per share in cash, without interest. Any Company Preferred Shares that are not tendered will be converted in the merger into new preferred shares of Brookfield DTLA Fund Office Trust Investor Inc., a Maryland corporation (“Sub REIT”), with rights, terms and conditions substantially identical to the rights, terms and conditions of the Company Preferred Shares.

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

The Merger Agreement contains certain termination rights for both the Company and Brookfield DTLA, including, among other bases for termination and subject to certain exceptions, if the merger has not been consummated on or before August 15, 2013, subject to (i) the Company’s right to an extension until September 16, 2013 and Brookfield DTLA’s right to extension until August 30, 2013, in each case if all the conditions to the closing, other than obtaining certain lender consents, have been satisfied or waived prior to August 15, 2013 and (ii) certain other extension rights further discussed below under “—Waiver and First Amendment to Merger Agreement.”

Waiver and First Amendment to Merger Agreement

On May 19, 2013, the Company, the Operating Partnership, Brookfield DTLA, Sub REIT, REIT Merger Sub and Partnership Merger Sub (Brookfield DTLA, Sub REIT, REIT Merger Sub and Partnership Merger Sub, collectively, the “Brookfield Parties”), entered into a waiver and first amendment to the Merger Agreement (the “Waiver and Amendment”).

Pursuant to the Waiver and Amendment, Brookfield DTLA has irrevocably waived its right to cash out non-tendered Company Preferred Shares. Accordingly, all Company Preferred Shares that are not validly tendered and accepted for payment in the tender offer will be converted into shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Sub REIT (collectively, the “Sub REIT Preferred Shares”), with rights, terms and conditions substantially identical to the rights, terms and conditions of the Company Preferred Shares.

The Waiver and Amendment also permits Brookfield DTLA to make amendments to the limited partnership agreement of the Operating Partnership in order to effectuate the provisions of the Merger Agreement relating to the potential investment in the Operating Partnership by DTLA Fund Holding Co., the conversion of general partner common units of the Operating Partnership into general partner common units of the Surviving Partnership, and the conversion of limited partner common units held by any subsidiary of the Company into Series B Partnership General Partner Units.

The Waiver and Amendment also clarifies that the tender offer Purchaser (as defined in the Merger Agreement) will not consummate the tender offer except immediately prior to the effective time of the merger unless both the Company and the tender offer Purchaser agree in writing.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition, the Waiver and Amendment reflects certain changes relating to a registration statement on Form S-4 (the “Form S-4”) that Sub REIT filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the potential issuance of Sub REIT Preferred Shares to the holders of Company Preferred Shares. The Waiver and Amendment clarifies that, in the absence of an SEC stop order that is then in effect, the effectiveness of the Form S-4 is not a condition to the Brookfield Parties’ obligations to consummate the merger. However, if all the conditions to the obligations of the Brookfield Parties to consummate the merger have been satisfied (other than those required to be satisfied or waived at the closing of the merger) but either (i) the Form S-4 has not become effective or (ii) the SEC has issued a stop order that is in effect, then Brookfield DTLA will have the right to delay the closing until the earliest to occur of (A) the date specified by Brookfield DTLA in the written notice exercising this right, (B) one business day after the effectiveness of the Form S-4, (C) one business day after any stop order issued in respect of the Form S-4 has been lifted, reversed or otherwise terminated, and (D) September 25, 2013. If Brookfield DTLA exercises this right, (X) Brookfield DTLA will be deemed to have immediately and irrevocably waived all of the conditions to its obligations to close the merger, other than the conditions relating to the following: (1) the absence of a legal restraint prohibiting the consummation of the merger to the extent not related to a stop order suspending the effectiveness of the Form S-4, (2) performance by the Company and the Operating Partnership of their agreements and covenants under the Merger Agreement, but only if such failure to perform constitutes a willful and material breach of the Merger Agreement that results in a long-term adverse effect on the business of the Company and the Operating Partnership (a “willful and material breach”), and (3) the absence of a Material Adverse Effect (as defined in the Merger Agreement); and (Y) after August 15, 2013, Brookfield DTLA will be deemed to have irrevocably waived all conditions to its obligations to close the merger except for the condition related to the performance by the Company and the Operating Partnership of their agreements and covenants under the Merger Agreement, but only if such failure to perform constitutes a willful and material breach of the Merger Agreement.

The Waiver and Amendment further provides that if either the Form S-4 has not become effective or the SEC has issued a stop order suspending the effectiveness of the Form S-4, the Company may extend the Outside Date (as defined in the Merger Agreement) up to until October 31, 2013. Additionally, if Brookfield DTLA elects to exercise its right to delay the closing as discussed above, then (i) on or prior to August 15, 2013, Brookfield DTLA’s right to terminate the Merger Agreement due to the failure of the merger to be consummated by the Outside Date will be limited to situations where there is a legal restraint prohibiting the consummation of the merger (other than to the extent related to a stop order suspending the effectiveness of the Form S-4) or there is a Material Adverse Effect, and (ii) after August 15, 2013, Brookfield DTLA will be deemed to have waived irrevocably any right to terminate the Merger Agreement due to the failure of the merger to be consummated by the Outside Date.

On July 10, 2013, the Company, the Operating Partnership and the Brookfield Parties entered into a second amendment to the Merger Agreement to permit the Company to release third parties that were then subject to confidentiality agreements with the Company from any standstill or similar provision contained in such agreements.

Merger-Related Litigation

See Part II, Item 1. “Legal Proceedings.”

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

Potential Sources of Liquidity—

We are working to address challenges to our liquidity position, particularly debt maturities, leasing costs and capital expenditures. We do not currently have committed sources of cash adequate to fund all of our potential needs, including our 2013 debt maturities. If we are unable to raise additional capital or sell assets, we may face challenges in repaying, extending or refinancing our existing debt (including our debt maturities) on favorable terms or at all, and we may be forced to give back assets to the relevant mortgage lenders. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above and that those sources will be sufficient to meet our near-term liquidity needs. On June 18, 2013, we sold US Bank Tower and the Westlawn off-site parking garage and received net proceeds of $103.0 million, a portion of which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. Additionally, on July 18, 2013, we sold Plaza Las Fuentes and received net proceeds of approximately $30 million, which may potentially be used to make loan re‑balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See “Subsequent Events.”

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

Future sources of significant cash are essential to our liquidity and financial position, and if we are unable to generate adequate cash from these sources we will have liquidity-related problems and will be exposed to material risks. In addition, our inability to secure adequate sources of liquidity could lead to our eventual insolvency. For a further discussion of risks associated with loan defaults, economic conditions, our liquidity position and our substantial indebtedness, see Part II, Item 1A. “Risk Factors” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

Unrestricted and Restricted Cash—

A summary of our cash position as of June 30, 2013 is as follows (in millions):

Unrestricted cash and cash equivalents	$241.2
Restricted cash:
Leasing and capital expenditure reserves (1)	16.9
Tax, insurance and other working capital reserves	7.8
Prepaid rent reserves	8.2
Collateral accounts	2.5
Total restricted cash	35.4
Total cash	$276.6
___________

(1)	Our available leasing reserves at our LACBD properties total $15.2 million.

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

Occupancy levels. The following table presents the leased percentage as of June 30, 2013, and the expiring leased square feet expected to not be renewed for the remainder of 2013 and for the 2014 calendar year at our LACBD properties for leases in place as of June 30, 2013. The table does not include conversations with existing or new tenants that would potentially increase or decrease vacant square footage. Actual leased percentages as of December 31, 2013 and 2014 could vary materially from the adjusted lease percentages shown in the table below due to factors such as entry into new leases or future tenant non-renewals, early terminations or tenant defaults.

	As of June 30, 2013			Expiring Leased Square Feet, Net not Expected to be Renewed during 2013	Adjusted Leased Percentage at Dec. 31, 2013	Expiring Leased Square Feet, Net not Expected to be Renewed during 2014	Adjusted Leased Percentage at Dec. 31, 2014
	Net Building Rentable Square Feet	Vacant Square Feet	Leased Percentage
Office Properties
Gas Company Tower	1,370,239	288,240	79.0%	(180,470)	65.8%	—	65.8%
Wells Fargo Tower (1)	1,416,522	161,447	88.6%	(115,995)	80.4%	(5,601)	80.0%
KPMG Tower	1,154,306	100,323	91.3%	(71,258)	85.1%	(190,552)	68.6%
777 Tower	1,018,503	202,686	80.1%	(38,566)	76.3%	—	76.3%
	4,959,570	752,696	84.8%	(406,289)	76.6%	(196,153)	72.7%
__________

(1)	As of June 30, 2013, Wells Fargo Bank had the right to contract up to an additional 23,506 square feet, which has not been taken into account in this analysis.

As of June 30, 2013, we had 4.2 million occupied square feet, or 84.8% of our net building rentable square feet, that is expected to decrease to 76.6% and 72.7%, on an adjusted basis, as of December 31, 2013 and 2014, respectively, based on our expectations of expiring leases that will not be renewed. Our overall occupancy rate has declined since our year-end 2012 level, and is expected to further decline during 2013 and 2014, for the following reasons (among others):

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

For a discussion of other factors that may affect our ability to sustain or improve our occupancy levels, see Part II, Item 1A. “Risk Factors” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

The following table presents a summary of lease expirations at our LACBD properties for leases in place as of June 30, 2013, plus currently available space for the remainder of 2013 and the calendar years thereafter. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Number of Leases	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Square Foot (2)	Rent per Square Foot at Expiration (3)

2013	25	483,922	11.5%	$12,268,040	12.6%	$25.35	$25.33
2014	20	335,326	8.0%	8,363,880	8.6%	24.94	25.16
2015	22	252,205	6.0%	5,320,199	5.5%	21.09	21.71
2016	12	139,941	3.3%	3,576,439	3.7%	25.56	27.47
2017	19	500,517	11.9%	12,099,087	12.4%	24.17	27.13
Thereafter	39	2,494,963	59.3%	55,913,946	57.2%	22.41	30.11
Total expiring leases	137	4,206,874	100.0%	$97,541,591	100.0%	$23.19	$28.22
Currently available		752,696
Total rentable square feet		4,959,570

Leases Expiring in the Next 4 Quarters:

3rd Quarter 2013		328,773	7.8%	$8,899,847	9.1%	$27.07	$26.92
4th Quarter 2013 (4)		155,149	3.7%	3,368,193	3.5%	21.71	21.96
1st Quarter 2014		40,520	1.0%	1,073,862	1.1%	26.50	26.50
2nd Quarter 2014		223,536	5.3%	5,775,523	5.9%	25.84	26.04
		747,978	17.8%	$19,117,425	19.6%	$25.56	$25.60
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2013. This amount reflects total base rent before any rent abatements as of June 30, 2013 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2013 for the twelve months ending June 30, 2014 are approximately $7 million, or $1.69 per leased square foot.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were flat during the six months ended June 30, 2013. We believe that on average our in-place rents are generally at or above market in the LACBD. Because of market competition combined with economic volatility and uncertainty, we expect that rental rates (net of concessions) may remain flat or slightly decline during 2013.

The following table summarizes leasing activity at our LACBD properties for the six months ended June 30, 2013:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2012	5,010,221	78.4%
Disposition: US Bank Tower	(810,796)
Revised leased square feet as of December 31, 2012	4,199,425	84.7%
Expirations	(550,095)	(11.1)%
New leases	99,282	2.0%
Renewals	458,262	9.2%
Leased square feet as of June 30, 2013	4,206,874	84.8%

Change in Cash Rent (1) (2)
Expiring rate per square foot		$24.88
New / renewed rate per square foot		$21.37
Percentage change		(14.1)%

Change in GAAP Rent (2) (3)
Expiring rate per square foot		$23.83
New / renewed rate per square foot		$20.84
Percentage change		(12.5)%

Weighted average lease term – new (in months)		52
Weighted average lease term – renewal (in months)		55
__________

(1)	Represents the difference between (i) initial market rents on new and renewed leases and (ii) the cash rents on those spaces immediately prior to expiration or termination.

(2)	Excludes new leases for space with more than twelve months of downtime and leases with early renewals commencing after June 30, 2014.

(3)	Represents estimated cash rent growth adjusted for straight-line rents in accordance with U.S. generally accepted accounting principles (“GAAP”).

Collectability of rent from our tenants. Our rental revenue depends on collecting rent from tenants, and in particular from our major tenants. As of June 30, 2013, our major tenants represented 61.5% of the LACBD’s total annualized rental revenue. In the event of tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due to us from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

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

Cash-Generating Dispositions—

On June 18, 2013, we sold US Bank Tower and the Westlawn off-site parking garage and received net proceeds of $103.0 million, a portion of which may potentially be used to make loan re‑balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower.

On July 18, 2013, we sold Plaza Las Fuentes and received net proceeds of approximately $30 million, which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. See “Subsequent Events.”

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

Contractual Obligations—

We have $15.2 million of restricted cash available to pay for leasing costs as of June 30, 2013. Other than at KPMG Tower, the leasing reserves at our LACBD properties have been exhausted in large part, and leasing costs will need to be funded primarily from property-generated cash flow. As of June 30, 2013, we had executed leases that contractually commit us to pay our tenants $35.0 million for leasing costs as follows: Wells Fargo Tower ($15.6 million); Gas Company Tower ($12.7 million); 777 Tower ($4.2 million); and KPMG Tower ($2.5 million). Of these amounts. $13.6 million is contractually due in 2014, $0.1 million in 2015, $0.1 million in 2016, $8.1 million in 2017 and $2.6 million thereafter. The remaining $10.5 million is contractually available for payment to tenants upon request during 2013, but actual payment is largely determined by the timing of requests from those tenants.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At our LACBD properties, we incurred approximately $9 per square foot, $59 per square foot and $28 per square foot in leasing costs on leases executed during the six months ended June 30, 2013, and the years ended December 31, 2012 and 2011, respectively. Actual leasing costs incurred will fluctuate as described above.

Payments in Connection with Loans—

Debt Service. As of June 30, 2013, we had $1.7 billion of debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses and opportunities. During the six months ended June 30, 2013, we made debt service payments totaling $56.6 million. The lockbox and cash management arrangements contained in our loan agreements require that substantially all of the income generated by our special purpose property-owning subsidiaries be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders. Cash is distributed to us only after funding of improvement, leasing and maintenance reserves (as applicable) and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In addition, excess operating cash flow from KPMG Tower is being swept by the lender to reduce the principal balance of the mortgage loan. During the six months ended June 30, 2013, the lender applied $7.2 million of the property’s excess operating cash flow to reduce the principal balance of the KPMG Tower mortgage loan.

Principal Payment Obligations. As our debt matures, our principal payment obligations present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt depending upon a number of factors, including property valuations, availability of credit, lending standards and economic conditions. We do not have any committed financing sources available to refinance our debt as it matures. For a further discussion of our debt’s effect on our financial condition and operating flexibility, see Part II, Item 1A. “Risk Factors” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

As of June 30, 2013, a summary of our debt maturing in 2013 is as follows (in millions):

KPMG Tower	$357.8
777 Tower	273.0
Principal payable at maturity	$630.8

Our KPMG Tower and 777 Tower mortgage loans mature on October 9, 2013 and November 1, 2013, respectively. We do not have a commitment from the lenders to extend the maturity dates of these loans. The loans may require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. We may use cash on hand, including the net proceeds from the sale of Plaza Las Fuentes, to make any such payments. If we are unable or unwilling to use cash on hand to make such payments, we may face challenges in repaying, extending or refinancing these loans on favorable terms or at all, and we may be forced to give back the assets to the lenders.

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

Our ability to use NOL carryforwards in 2013 and future years could be negatively impacted by changes in ownership of the Company, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (which generally limits the amount of NOL carryforwards that may be used on an annual basis in post-change tax years), or by legislative action within the jurisdictions in which we own property. As of June 30, 2013, all of our properties are located within the State of California whose financial condition is among the most troubled of any state in the United States. Under prior California law, NOL carryforwards were suspended in 2002, 2003 and from 2008 through 2011 and could not be used to offset taxable income for California franchise tax purposes in such tax years. The State of California may introduce new legislation to suspend the utilization of NOL carryforwards in future tax years. If such an event were to occur, we may be subject to tax if a sufficient amount of earnings is not distributed to our stockholders. In that case, to the extent that the use of California NOL carryforwards is suspended, our California taxable income would be subject to the regular California corporate tax rate of 8.84% instead of the effective California alternative minimum tax (“AMT”) rate (after the utilization of NOL carryforwards) of 0.665%. In this event, the significant increase in our tax obligation to the State of California could impact potential dispositions of assets or other corporate events.

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

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of July 31, 2013, we have missed 19 quarterly dividend payments. The amount of dividends in arrears totals $88.1 million.

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

Tax Basis of Operating Partnership Assets

Selected information, including federal net tax basis amounts, for the Operating Partnership’s assets as of June 30, 2013 is as follows (in millions):

Property	OP Asset Tax Basis (Adjusted for Depreciation) (1)	Section 704(c) Built-in Gain Allocable to Limited Partners (1)	Section 704(c) Built-in Gain Allocable to MPG (1)	Additional MPG Section 743(b) Basis (Adjusted for Depreciation)

Wells Fargo Tower	$214.0	$4.4	$89.0	$119.8
777 Tower	310.9	—	—	7.6
Gas Company Tower	194.3	11.2	46.3	73.1
KPMG Tower	82.3	3.7	196.1	160.5
Plaza Las Fuentes	16.8	0.2	24.6	27.2
Other	3.7	—	—	—
	$822.0	$19.5	$356.0	$388.2
__________

(1)
Any remaining gain in excess of the Section 704(c) built-in gains listed above would be allocated to MPG Office Trust, Inc. and the limited partners of the Operating Partnership at their respective ownership percentages. As of June 30, 2013, those percentages were 99.96% and 0.04%, respectively.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of June 30, 2013, the Operating Partnership also has tax basis of $16 million in the stock of its wholly owned TRS entity, MPG Office Trust Services, Inc.

Indebtedness

As of June 30, 2013, our debt was comprised of mortgage and mezzanine loans secured by five properties. Our variable-rate debt bears interest at a rate based on one-month LIBOR, which was 0.19% as of June 30, 2013. A summary of our debt as of June 30, 2013 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,292.2	76.78%	5.55%	3 years
Variable-rate	390.6	23.22%	3.54%	< 1 year
Total debt	1,682.8	100.00%	5.09%	2 years
Less: mortgage and mezzanine loans associated with real estate held for sale (1)	(44.0)
Total debt – continuing operations	$1,638.8
__________

(1)	On July 18, 2013, we sold Plaza Las Fuentes. As a result, the $32.7 million mortgage and $11.3 million mezzanine loans were repaid at closing using proceeds from the transaction.

As of June 30, 2013, our ratio of total debt to total consolidated market capitalization was 79.5% of our total market capitalization of $2.1 billion (based on the closing price of our common stock of $3.14 per share on the NYSE on June 28, 2013). Our ratio of total debt plus liquidation preference of the Series A preferred stock to total consolidated market capitalization was 91.2% as of June 30, 2013. Our total consolidated market capitalization includes the book value of our debt, the $25.00 liquidation preference of 9.7 million shares of Series A preferred stock and the market value of our outstanding common stock and noncontrolling common units of the Operating Partnership as of June 30, 2013.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2013 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Variable-Rate Debt (2)
Plaza Las Fuentes mortgage loan (3) (4)	4.50%	8/9/2016	$32,746	$1,500
KPMG Tower A-Note (5)	3.19%	10/9/2013	313,607	10,158
KPMG Tower B-Note (6)	5.29%	10/9/2013	44,200	2,373
Total variable-rate debt			390,553	14,031

Fixed-Rate Debt
Wells Fargo Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
777 Tower	5.84%	11/1/2013	273,000	16,176
Plaza Las Fuentes mezzanine loan (4)	9.88%	8/9/2016	11,250	1,111
Total fixed-rate rate debt			1,292,250	72,748
Total debt			1,682,803	86,779
Less: mortgage and mezzanine loan associated with real estate held for sale (4)			(43,996)	(2,611)
Total debt – continuing operations			1,638,807	$84,168
Debt discount			(217)
Total debt – continuing operations, net			$1,638,590
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	The June 28, 2013 one-month LIBOR rate of 0.19% was used to calculate interest on the variable-rate loans.

(3)
This loan bears interest at a rate of the greater of 4.50%, or LIBOR plus 3.50%. As required by the Plaza Las Fuentes mezzanine loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.50%. The interest rate cap was terminated as a result of the sale of Plaza Las Fuentes on July 18, 2013.

(4)	On July 18, 2013, we sold Plaza Las Fuentes. As a result, the $32.7 million mortgage and $11.3 million mezzanine loans were repaid at closing using proceeds from the transaction.

(5)	This loan bears interest at LIBOR plus 3.00%.

(6)	This loan bears interest at LIBOR plus 5.10%.

Mortgage Loan Settled Upon Disposition

On June 18, 2013, we sold US Bank Tower and the Westlawn off-site parking garage, and the $260.0 million mortgage loan balance was repaid at closing using proceeds from the transaction.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Partnership Contingent Obligations

Non-Recourse Carve Out Guarantees—

All of the Company’s $1.7 billion of mortgage and mezzanine debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non-recourse loans can become partially or fully recourse against the Operating Partnership if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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

As of June 30, 2013, to our knowledge the Company had not triggered any of the “non-recourse carve out” guarantees on its otherwise non-recourse loans. The maximum amount the Operating Partnership would be required to pay under a “non-recourse carve out” guarantee is the principal amount of the loan (or a total of $1.7 billion as of June 30, 2013 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to the Operating Partnership pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from the Operating Partnership in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, we are required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2013. Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.04 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.82 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove the Company as property manager of Gas Company Tower.

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

Comparison of the Three Months Ended June 30, 2013 to June 30, 2012

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	6/30/2013	6/30/2012
Revenue:
Rental	$24.3	$24.6	$(0.3)	(1)%
Tenant reimbursements	13.1	12.9	0.2	2%
Parking	5.6	5.8	(0.2)	(3)%
Management, leasing and development services	—	0.6	(0.6)	(100)%
Interest and other	0.3	0.3	—	—%
Total revenue	43.3	44.2	(0.9)	(2)%

Expenses:
Rental property operating and maintenance	10.3	10.8	(0.5)	(5)%
Real estate taxes	3.9	3.7	0.2	5%
Parking	1.5	1.5	—	—%
General and administrative	13.1	6.2	6.9	111%
Other expense	—	2.0	(2.0)	(100)%
Depreciation and amortization	11.7	12.4	(0.7)	(6)%
Interest	21.7	25.8	(4.1)	(16)%
Total expenses	62.2	62.4	(0.2)	—%
Loss from continuing operations	$(18.9)	$(18.2)	$(0.7)
Income from discontinued operations	$112.0	$98.3	$13.7

Management, Leasing and Development Services Revenue

Management, leasing and development services revenue decreased $0.6 million, or 100%, for the three months ended June 30, 2013 as compared to June 30, 2012, due to a reduction in leasing commissions earned from the joint venture. On December 21, 2012, we sold our remaining interest in the joint venture and therefore earned no revenue from the joint venture during 2013.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and Administrative Expense

General and administrative expenses increased $6.9 million, or 111%, for the three months ended June 30, 2013 as compared to June 30, 2012, mainly due to increased professional services fees related to the merger with Brookfield and accrual of a lease takeover obligation related to a former tenant.

Other Expense

Other expense decreased $2.0 million, or 100%, for the three months ended June 30, 2013 as compared to June 30, 2012, primarily due to a payment in June 2012 of $2.0 million for a release of all claims under the guaranty of partial payment associated with the 3800 Chapman mortgage loan (a property that was disposed of during 2012).

Interest Expense

Interest expense decreased $4.1 million, or 16%, for the three months ended June 30, 2013 as compared to June 30, 2012, primarily due to the expiration of the KPMG Tower interest rate swap on August 9, 2012.

Discontinued Operations

Our income from discontinued operations of $112.0 million for the three months ended June 30, 2013 is comprised of a gain on sale of real estate totaling $111.9 million from the disposition of US Bank Tower and the Westlawn off-site parking garage. Our income from discontinued operations of $98.3 million for the three months ended June 30, 2012 is primarily comprised of a $102.5 million gain on settlement of debt recorded in connection with the disposition of Brea Corporate Place and Brea Financial Commons (together, the “Brea Campus”) and Stadium Towers Plaza and a $16.0 million gain on sale of real estate recorded in connection with the disposition of the Brea Campus, Stadium Towers Plaza and the City Tower development site.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2013 to June 30, 2012

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	6/30/2013	6/30/2012
Revenue:
Rental	$49.1	$49.4	$(0.3)	(1)%
Tenant reimbursements	25.6	25.4	0.2	1%
Parking	11.1	11.5	(0.4)	(3)%
Management, leasing and development services	0.1	1.8	(1.7)	(94)%
Interest and other	0.6	13.5	(12.9)	(96)%
Total revenue	86.5	101.6	(15.1)	(15)%

Expenses:
Rental property operating and maintenance	20.2	20.9	(0.7)	(3)%
Real estate taxes	7.9	7.6	0.3	4%
Parking	3.0	3.0	—	—%
General and administrative	19.0	11.8	7.2	61%
Other expense	—	2.1	(2.1)	(100)%
Depreciation and amortization	23.3	24.5	(1.2)	(5)%
Impairment of long-lived assets	—	2.1	(2.1)	(100)%
Interest	43.2	51.6	(8.4)	(16)%
Total expenses	116.6	123.6	(7.0)	(6)%
Loss from continuing operations before equity in net income of unconsolidated joint venture	(30.1)	(22.0)	(8.1)
Equity in net income of unconsolidated joint venture	—	14.3	(14.3)
Loss from continuing operations	$(30.1)	$(7.7)	$(22.4)
Income from discontinued operations	$110.7	$98.4	$12.3

Management, Leasing and Development Services Revenue

Management, leasing and development services revenue decreased $1.7 million, or 94%, for the six months ended June 30, 2013 as compared to June 30, 2012, due to a reduction in leasing commissions earned from the joint venture. On December 21, 2012, we sold our remaining interest in the joint venture and therefore earned no revenue from the joint venture during 2013.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue decreased $12.9 million, or 96%, for the six months ended June 30, 2013 as compared to June 30, 2012, primarily due to a termination payment received during 2012 from Beacon Capital related to the joint venture.

General and Administrative Expense

General and administrative expenses increased $7.2 million, or 61%, for the six months ended June 30, 2013 as compared to June 30, 2012, mainly due to increased professional services fees related to the merger with Brookfield and accrual of a lease takeover obligation related to a former tenant.

Other Expense

Other expense decreased $2.1 million, or 100%, for the six months ended June 30, 2013 as compared to June 30, 2012, primarily due to a payment in June 2012 of $2.0 million for a release of all claims under the guaranty of partial payment associated with the 3800 Chapman mortgage loan (a property that was disposed of during 2012).

Interest Expense

Interest expense decreased $8.4 million, or 16%, for the six months ended June 30, 2013 as compared to June 30, 2012, primarily due to the expiration of the KPMG Tower interest rate swap on August 9, 2012.

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture decreased $14.3 million for the six months ended June 30, 2013 as compared to June 30, 2012, due to recognition of our 20% share of the gain on sale of real estate of Wells Fargo Center – Denver and San Diego Tech Center by the joint venture in 2012, with no comparable activity during 2013.

Discontinued Operations

Our income from discontinued operations of $110.7 million for the six months ended June 30, 2013 is primarily comprised of a gain on sale of real estate totaling $111.9 million related to the disposition of the US Bank Tower and the Westlawn off-site parking garage. Our income from discontinued operations of $98.4 million for the six months ended June 30, 2012 is primarily comprised of a $115.6 million gain on settlement of debt recorded in connection with the disposition of the Brea Campus, Stadium Towers Plaza, 700 North Central and 801 North Brand and a $21.2 million gain on sale of real estate recorded in connection with the disposition of the Brea Campus, Stadium Towers Plaza, the City Tower development site, 700 North Central and 801 North Brand.

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

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2013	June 30, 2012
	(In thousands)
Net cash (used in) provided by operating activities	$(8,144)	$7,425	$(15,569)
Net cash provided by investing activities	365,311	41,519	323,792
Net cash used in financing activities	(267,611)	(427)	267,184

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

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses and other general and administrative costs. Net cash used in operating activities during the six months ended June 30, 2013 totaled $8.1 million, compared to net cash provided by operating activities of $7.4 million during the six months ended June 30, 2012. A termination payment from Beacon Capital combined with cash received from the unconsolidated joint venture during 2012, with no comparable activity during 2013, were the primary drivers of the change in net cash (used in) provided by operating activities.

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our office properties. Net cash provided by investing activities totaled $365.3 million during the six months ended June 30, 2013, compared to net cash provided by investing activities of $41.5 million during the six months ended June 30, 2012. Higher proceeds from the disposition of real estate during 2013 were the primary driver of the change in net cash provided by investing activities.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to our stockholders and noncontrolling common units of the Operating Partnership, if any. Net cash used in financing activities totaled $267.6 million during the six months ended June 30, 2013, compared to net cash used in financing activities of $0.4 million during the six months ended June 30, 2012. The repayment of the US Bank Tower mortgage loan upon disposition of the property and excess cash flow at KPMG Tower swept by the lender to reduce the principal balance of the mortgage loan were the primary drivers of the change in net cash used in financing activities. Due to our focus on preserving our unrestricted cash and the availability of NOL carryforwards to offset future taxable income, we do not expect to pay distributions on our common stock and Series A preferred stock in the foreseeable future.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to our commitments as of June 30, 2013, including any guaranteed or minimum commitments under contractual obligations.

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Principal payments on loan agreements –
Continuing operations	$630,807	$—	$—	$458,000	$550,000	$—	$1,638,807
Assets held for sale (1)	288	600	627	42,481	—	—	43,996
Interest payments –
Fixed-rate debt (2) –
Continuing operations	33,409	55,461	55,461	46,247	8,383	—	198,961
Assets held for sale (1)	560	1,111	1,111	676	—	—	3,458
Variable-rate debt (3) –
Continuing operations	3,468	—	—	—	—	—	3,468
Assets held for sale (1)	746	1,468	1,440	947	—	—	4,601
Capital leases (4)	111	135	136	218	—	—	600
Operating lease (5)	414	290	—	—	—	—	704
Tenant-related commitments – (6)
Continuing operations	10,578	13,584	78	78	8,109	2,613	35,040
Assets held for sale (1)	409	—	—	154	1,147	—	1,710
Air space lease (1) (7)	144	288	289	289	288	2,862	4,160
	$680,934	$72,937	$59,142	$549,090	$567,927	$5,475	$1,935,505
__________

(1)	On July 18, 2013, we sold Plaza Las Fuentes. This property was classified as held for sale as of June 30, 2013. See “Subsequent Events.”

(2)	Interest payments on our fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on our variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate of 0.19% as of June 28, 2013 plus the contractual spread per the loan agreement.

(4)	Includes principal and interest payments.

(5)
Includes operating lease obligations for subleased office space at 1733 Ocean. We have mitigated this obligation through sublease of that space to third-party tenants. The amounts expected to be mitigated through future sublease payments total $342 and $244 for the years ending December 31, 2013 and 2014, respectively.

(6)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2013.

(7)
Includes an air space lease for Plaza Las Fuentes. The air space rent is calculated through the lease expiration date in 2027. As discussed above, on July 18, 2013 we sold Plaza Las Fuentes and the air space lease was transferred to the buyer.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to our Annual Report on Form 10-K filed with the SEC on March 18, 2013 for a discussion of our critical accounting policies for “Impairment Evaluation” and “Revenue Recognition.” There have been no changes to these policies during the three months ended June 30, 2013.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Subsequent Events

Approval of Merger

On July 17, 2013, the Company’s common stockholders voted to approve the merger of the Company with REIT Merger Sub and the other transactions contemplated by the Merger Agreement. The Company expects the merger to close in the third quarter of 2013, following fulfillment of the conditions to closing, including receipt of required lender consents.

Sale of Plaza Las Fuentes

On July 18, 2013, we sold Plaza Las Fuentes to affiliates of East West Bank and Downtown Properties Holdings, LLC. The purchase price was $75.0 million. Net proceeds from the transaction were approximately $30 million, which may potentially be used to make loan re-balancing payments on our upcoming 2013 debt maturities at KPMG Tower and 777 Tower. The $32.7 million mortgage and $11.3 million mezzanine loan balances were repaid at closing using proceeds from the transaction.

Merger-Related Litigation

Following the announcement of the execution of the Merger Agreement, seven putative class actions were filed against the Company, the members of the Company’s board of directors, the Operating Partnership, Brookfield, Sub REIT, REIT Merger Sub, Partnership Merger Sub and Brookfield DTLA Inc. Five of these lawsuits were filed on behalf of the Company’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the Superior Court of the State of California in Los Angeles County on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24-C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24‑C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24-C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013,

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office Trust, Inc. et al., No. 24‑C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of the Company’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions,” together with the Common Stock Actions, the “Merger Litigations”).

In each of the Common Stock Actions, the plaintiffs allege, among other things, that the Company’s board of directors breached their fiduciary duties in connection with the merger by failing to maximize the value of the Company and ignoring or failing to protect against conflicts of interest, and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of fiduciary duty. The Kim Action further alleges that the Operating Partnership also aided and abetted the breaches of fiduciary duty by the Company’s board of directors, and the Dell’Osso Action further alleges that the Company and the Operating Partnership aided and abetted the breaches of fiduciary duty by the Company’s board of directors. On June 4, 2013, the Kim and Perkins plaintiffs filed identical, amended complaints in the Circuit Court for Baltimore City, Maryland. On June 5, 2013, the Masih plaintiffs also filed an amended complaint in the Superior Court of the State of California in Los Angeles County. The three amended complaints, as well as the Dell’Osso Action complaint, allege that the preliminary proxy statement filed by the Company with the SEC on May 21, 2013 is false and/or misleading because it fails to include certain details of the process leading up to the merger and fails to provide adequate information concerning the Company’s financial advisors.

In each of the Preferred Stock Actions, which were brought on behalf of Company’s preferred stockholders, the plaintiffs allege, among other things, that, by entering into the Merger Agreement and tender offer, the Company breached the Articles Supplementary, which governs the issuance of the Series A preferred stock, that the Company’s board of directors breached their fiduciary duties by agreeing to a Merger Agreement that violated the preferred stockholders’ contractual rights and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of contract and fiduciary duty. On July 15, 2013, the plaintiffs in the Preferred Stock Actions filed a joint amended complaint in the Circuit Court for Baltimore City, Maryland that further alleges that the Company’s board of directors failed to disclose material information regarding Brookfield’s extension of the tender offer. On that same day, an intervenor plaintiff, preferred stockholder EJF Debt Opportunities Master Fund, L.P., EJF Debt Opportunities Master Fund II, LP, and EJF Select Master Fund (collectively ‘‘EJF’’), filed a brief in support of the Cohen and Donlan plaintiffs’ motion for preliminary injunction, which included additional allegations that (i) the Company’s board of directors breached their fiduciary duties by entering into a transaction that favored the common stockholders and disfavored the preferred stockholders; and (ii) the disclosures filed by the Company and Brookfield are misleading because the new preferred shares will not have the same rights as the existing preferred shares because of the ability of other Brookfield subsidiaries to issue securities that will have an effective priority over the new preferred shares.

The plaintiffs in the seven lawsuits seek an injunction against the merger, rescission or rescissory damages in the event the merger has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

By letter dated June 13, 2013, plaintiffs in the Kim, Perkins, and Dell’Osso actions jointly requested that the Circuit Court for Baltimore City, Maryland issue a stay of the cases in Maryland, pending the resolution of the Coyne Action and the Masih Action in California. On June 25, 2013, the Superior Court of the State of California in Los Angeles County ordered the Coyne Action and the Masih Action to be consolidated (the “Consolidated Common Stock Action”).

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and the other named defendants in the Consolidated Common Stock Action signed a memorandum of understanding (the ‘‘MOU’’), regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release of all asserted claims. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. Additionally, as part of the MOU, the Company agreed (i) to make certain additional disclosures related to the merger, which were filed with the SEC on a Schedule 14A dated July 11, 2013, (ii) to amend the Merger Agreement to allow the Company to release third parties currently subject to confidentiality agreements with the Company from any standstill restrictions contained in such agreements and (iii) to file a Current Report on Form 8-K and related press release (which were respectively filed and issued on July 11, 2013). Finally, in connection with the proposed settlement, plaintiffs in the Consolidated Common Stock Action intend to seek, and the defendants have agreed to pay, an award of attorneys’ fees and expenses in an amount to be determined by the Superior Court of the State of California in Los Angeles County. This payment will not affect the amount of consideration to be received by the Company’s stockholders pursuant to the terms of the Merger Agreement.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Circuit Court for Baltimore City, Maryland denied plaintiffs’ motion for a preliminary injunction that sought to enjoin the tender offer and the merger.

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

MPG OFFICE TRUST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A reconciliation of net income available to common stockholders to FFO is as follows (in thousands, except share and per share amounts):

		For the Three Months Ended		For the Six Months Ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income available to common stockholders		$88,269	$67,312	$71,226	$72,484
Add:	Depreciation and amortization of real estate assets	11,985	21,060	26,079	43,095
	Depreciation and amortization of real estate assets – unconsolidated joint venture (1)	—	660	—	2,125
	Impairment writedown of depreciable real estate	—	—	—	2,121
	Impairment writedown of depreciable real estate – unconsolidated joint venture (1)	—	—	—	2,176
	Net income attributable to common units of the Operating Partnership	190	8,222	147	8,879
	(Unallocated) allocated losses – unconsolidated joint venture (1)	—	(1,150)	—	1,380
Deduct:	Gains on sale of real estate	111,864	16,032	111,864	21,224
	Gain on sale of real estate – unconsolidated joint venture (1)	—	—	—	18,958
Funds from operations available to common stockholders and unit holders (FFO)		$(11,420)	$80,072	$(14,412)	$92,078
Company share of FFO (2) (3)		$(11,395)	$71,357	$(14,379)	$82,010

FFO per share – basic		$(0.20)	$1.39	$(0.25)	$1.60
FFO per share – diluted		$(0.20)	$1.38	$(0.25)	$1.58
Weighted average number of common shares outstanding – basic		58,314,537	51,285,961	58,203,822	51,170,071
Weighted average number of common and common equivalent shares outstanding – diluted		58,314,537	51,870,380	58,203,822	51,827,346
___________

(1)	For 2012, amount represents our 20% ownership interest through December 21, 2012, the date we disposed of our interest in the unconsolidated joint venture.

(2)	Based on a weighted average interest in the Operating Partnership of approximately 99.8% and 89.1% for the three months ended June 30, 2013 and 2012, respectively.

(3)	Based on a weighted average interest in the Operating Partnership of approximately 99.8% and 88.9% for the six months ended June 30, 2013 and 2012, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 18, 2013 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, David L. Weinstein, our principal executive officer, and Kelly E. Samuelson, our principal accounting officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

General

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

Merger-Related Litigation

Following the announcement of the execution of the Merger Agreement, seven putative class actions were filed against the Company, the members of the Company’s board of directors, the Operating Partnership, Brookfield, Sub REIT, REIT Merger Sub, Partnership Merger Sub and Brookfield DTLA Inc. Five of these lawsuits were filed on behalf of the Company’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the Superior Court of the State of California in Los Angeles County on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24-C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24‑C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24-C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013, respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office Trust, Inc. et al., No. 24‑C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of the Company’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions,” together with the Common Stock Actions, the “Merger Litigations”).

In each of the Common Stock Actions, the plaintiffs allege, among other things, that the Company’s board of directors breached their fiduciary duties in connection with the merger by failing to maximize the value of the Company and ignoring or failing to protect against conflicts of interest, and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of fiduciary duty. The Kim Action further alleges that the Operating Partnership also aided and abetted the breaches of fiduciary duty by the Company’s board of directors, and the Dell’Osso Action further alleges that the Company and the Operating Partnership aided and abetted the breaches of fiduciary duty by the Company’s board of directors. On June 4, 2013, the Kim and Perkins plaintiffs filed identical, amended complaints in the Circuit Court for Baltimore City, Maryland. On June 5, 2013, the Masih plaintiffs also filed an amended complaint in the Superior Court of the State of California in Los Angeles County. The three amended complaints, as well as the Dell’Osso Action complaint, allege that the preliminary proxy statement filed by the Company with the SEC on May 21, 2013 is false and/or misleading because it fails to include certain details of the process leading up to the merger and fails to provide adequate information concerning the Company’s financial advisors.

In each of the Preferred Stock Actions, which were brought on behalf of Company’s preferred stockholders, the plaintiffs allege, among other things, that, by entering into the Merger Agreement and tender offer, the Company breached the Articles Supplementary, which governs the issuance of the Company Preferred Shares, that the Company’s board of directors breached their fiduciary duties by agreeing to a Merger Agreement that violated the preferred stockholders’ contractual rights and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of contract and fiduciary duty. On July 15, 2013, the plaintiffs in the Preferred Stock Actions filed a joint amended complaint in the Circuit Court for Baltimore City, Maryland that further alleges that the Company’s board of directors failed to disclose material information regarding Brookfield’s extension of the tender offer. On that same day, an intervenor plaintiff, preferred stockholder EJF Debt Opportunities Master Fund, L.P., EJF Debt Opportunities Master Fund II, LP, and EJF Select Master Fund (collectively ‘‘EJF’’), filed a brief in support of the Cohen and Donlan plaintiffs’ motion for preliminary injunction, which included additional allegations that (i) the Company’s board of directors breached their fiduciary duties by entering into a transaction that favored the common stockholders and disfavored the preferred stockholders; and (ii) the disclosures filed by the Company and Brookfield are misleading because the new preferred shares will not have the same rights as the existing preferred shares because of the ability of other Brookfield subsidiaries to issue securities that will have an effective priority over the new preferred shares.

The plaintiffs in the seven lawsuits seek an injunction against the merger, rescission or rescissory damages in the event the merger has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

By letter dated June 13, 2013, plaintiffs in the Kim, Perkins, and Dell’Osso actions jointly requested that the Circuit Court for Baltimore City, Maryland issue a stay of the cases in Maryland, pending the resolution of the Coyne Action and the Masih Action in California. On June 25, 2013, the Superior Court of the State of California in Los Angeles County ordered the Coyne Action and the Masih Action to be consolidated (the “Consolidated Common Stock Action”).

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and the other named defendants in the Consolidated Common Stock Action signed a memorandum of understanding (the ‘‘MOU’’), regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release of all asserted claims. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. Additionally, as part of the MOU, the Company agreed (i) to make certain additional disclosures related to the merger, which were filed with the SEC on a Schedule 14A dated July 11, 2013, (ii) to amend the Merger Agreement to allow the Company to release third parties currently subject to confidentiality agreements with the Company from any standstill restrictions contained in such agreements and (iii) to file a Current Report on Form 8-K and related press release (which were respectively filed and issued on July 11, 2013). Finally, in connection with the proposed settlement, plaintiffs in the Consolidated Common Stock Action intend to seek, and the defendants have agreed to pay, an award of attorneys’ fees and expenses in an amount to be determined by the Superior Court of the State of California in Los Angeles County. This payment will not affect the amount of consideration to be received by the Company’s stockholders pursuant to the terms of the Merger Agreement.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Circuit Court for Baltimore City, Maryland denied plaintiffs’ motion for a preliminary injunction that sought to enjoin the tender offer and the merger.

Item 1A.	Risk Factors.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E, as amended, of the Exchange Act). In particular, statements relating to our ability to consummate the merger and the timing of the closing of the merger, our liquidity and capital resources, potential asset dispositions and loan modification efforts, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “could,” “will,” “result,” “seeks” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our ability to consummate the merger and the timing of the closing of the merger;

•	Our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities;

•	Our failure to reduce our significant level of indebtedness;

•	Risks associated with the timing and consequences of loan defaults;

•	Risks associated with our loan modification and asset disposition efforts, including potential tax ramifications;

•	Risks associated with our ability to dispose of properties with potential value above the debt, if and when we decide to do so, at prices or terms set by or acceptable to us;

•	Decreases in the market value of our properties;

•	Decreased rental rates, increased lease concessions or failure to achieve occupancy targets;

•	Defaults on or non-renewal of leases by tenants;

•	Our dependence on significant tenants;

•	Adverse economic or real estate developments in Southern California, particularly in the LACBD;

•	Disruption of credit markets or a global economic slowdown;

•	Potential loss of key personnel (most importantly, members of senior management);

•	Increased interest rates and operating costs;

•	Our failure to maintain our status as a REIT;

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under certain circumstances;

•	Environmental uncertainties and risks related to earthquakes and other natural disasters;

•	Future terrorist attacks in the U.S.;

•	Risks associated with our organizational structure; and

•	Changes in real estate and zoning laws and increases in real property tax rates.

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

Failure to complete the merger could negatively impact our stock price and our future business and financial results.

Completion of the merger is subject to the satisfaction or waiver of various conditions, including receipt of various approvals and authorizations, including certain consents from our lenders, and the absence of any order, injunction or decree preventing the completion of the merger. There is no assurance that all of the various conditions will be satisfied or waived. If the merger is not completed, the trading price of our common stock may decline, to the extent that the current market prices reflect a market assumption that the merger will be completed. In addition, our business and operations may be harmed to the extent that tenants, vendors and others believe that we cannot effectively operate in the marketplace on a stand-alone basis, or there is tenant or employee uncertainty surrounding the ability of our Company to operate on a stand-alone basis.

If the merger is not completed for any reason, we will be subject to numerous risks, including the following:

•
Being required, under certain circumstances, including if we sign a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $17.0 million and an expense reimbursement of up to $6.0 million of Brookfield’s costs and expenses in connection with the Merger Agreement;

•	Having incurred certain costs relating to the merger that are payable whether or not the merger is completed, including legal, accounting, financial advisor and printing fees; and

•	Having had the focus of management directed toward the merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us.

In addition, we would not realize any of the expected benefits of having completed the merger. If the merger is not completed, we cannot assure our stockholders that these risks will not materialize or materially adversely affect our business, financial condition, results of operations and stock price.

Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.
Restrictions in the Merger Agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our stockholders when compared to the terms and conditions of the merger. If the merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, the Company, in certain specified circumstances, may be required to pay a termination fee of $17.0 million. In addition, under certain circumstances, the Company may be required to pay an expense fee of up to $6.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our stockholders than the merger.

Uncertainty regarding the merger may cause tenants, vendors and others to delay or defer decisions concerning their business with our Company, which may negatively impact our results of operations going forward if the merger is not completed.

Because the merger is subject to several closing conditions, uncertainty exists regarding the completion of the merger. This uncertainty may cause tenants, vendors and others to delay or defer decisions concerning their business with our Company, which could negatively affect our business, financial condition and results of operations.

If the merger is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	Activities relating to the merger and related uncertainties may lead to a loss of revenue that we may not be able to recoup if the merger does not occur;

•	We would remain liable for our costs related to the merger, such as legal fees and financial advisor fees;

•	We may not be able to refinance the indebtedness at certain of our properties as it comes due, or we may be forced to return properties to lenders;

•	We may suffer significant employee attrition, including attrition of key employees;

•	We may not be able to continue our present level of operations and therefore would have to scale back our operations and consider additional cost reductions; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

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

(a)    Recent Sales of Unregistered Securities:

On June 21, 2013, Robert F. Maguire III, Maguire Partners BGHS, LLC, Bunker Hill Equity, LLC and Maguire Partners Investments, LLC redeemed a total of 110,000 noncontrolling common units of our Operating Partnership, and on June 27, 2013, we issued a total of 110,000 shares of our common stock in exchange for these units. We received no cash or other consideration for the noncontrolling common units redeemed. The common stock issued in exchange for the noncontrolling common units was issued in a private placement transactions exempt from registration under Section 4(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3.	Defaults Upon Senior Securities.

On December 19, 2008, our board of directors suspended the payment of dividends on our Series A preferred stock. Dividends on our Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.9064 per share. As of July 31, 2013, we have missed 19 quarterly dividend payments. The amount of dividends in arrears totals $88.1 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated August 7, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer dated August 7, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Accounting Officer dated August 7, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

Date:	As of August 7, 2013

MPG OFFICE TRUST, INC.
Registrant

By:	/s/ DAVID L. WEINSTEIN
David L. Weinstein
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ KELLY E. SAMUELSON
Kelly E. Samuelson
Chief Accounting Officer
(Principal accounting officer)